Form 10-K
period 2011-12-31
EAST WEST BANCORP INC
filed 2012-02-29
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

                  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

                  The aggregate market value of the registrant's common stock held by non-affiliates was approximately $2,979,804,336 (based on the June 30, 2011 closing price of Common Stock of $20.21 per share).

                  As of January 31, 2012, 148,678,084 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Annual Meeting of Stockholders—Part III

EAST WEST BANCORP, INC.
2011 ANNUAL REPORT ON FORM 10-K

PART I

              Certain matters discussed in this Annual Report contain or incorporate statements that we believe are "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Exchange Act"), and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as "will likely result," "may," "are expected to," "is anticipated," "estimate," "forecast," "projected," "intends to," or may include other similar words or phrases, such as "believes," "plans," "trend," "objective," "continue," "remain," or similar expressions, or future or conditional verbs, such as "will," "would," "should," "could," "might," "can," or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us.

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

              For a more detailed discussion of some of the factors that might cause such differences, see "ITEM 1A. RISK FACTORS" presented elsewhere in this report. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements, except as required by law.

ITEM 1.    BUSINESS

Organization

              East West Bancorp, Inc.    East West Bancorp, Inc. (referred to herein on an unconsolidated basis as "East West" and on a consolidated basis as the "Company" or "we") is a bank holding company incorporated in Delaware on August 26, 1998 and registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank, or the "Bank". The Bank is the Company's principal asset. In addition to the Bank, the Company has 8 other subsidiaries, namely East West Insurance Services, East West Capital Statutory Trust III, East West Capital Trust IV, East West Capital Trust V, East West Capital Trust VI, East West Capital Trust VII, East West Capital Trust VIII, and East West Capital Trust IX.

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

              Other Subsidiaries of East West Bancorp, Inc.    The Company established 9 other subsidiaries as statutory business trusts, East West Capital Trust I, East West Capital Trust II, East West Capital Statutory Trust III in 2003, East West Capital Trust IV and East West Capital Trust V in 2004, East West Capital Trust VI in 2005, East West Capital Trust VII in 2006, and East West Capital Trusts VIII and East West Capital Trust IX in 2007, collectively referred to as the "Trusts". In nine separate private placement transactions, the Trusts have issued either fixed or variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. Business Trusts I and II were dissolved in 2011, and the corresponding securities were called. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory purposes. However, the Trusts will be phased out as Tier I capital starting in 2013. In accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 810, Consolidation, the Trusts are not consolidated into the accounts of the Company.

              East West's principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. East West has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, East West's principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West's other sources of funds include proceeds from the issuance of its common stock in connection with stock option and warrant exercises and employee stock purchase plans. At December 31, 2011, the Company had $21.97 billion in total consolidated assets, $14.26 billion in net consolidated loans, and $17.45 billion in total consolidated deposits.

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

              At December 31, 2011, the Bank had three wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. The secondary subsidiary, East-West Investments, Inc., primarily acts as a trustee in connection with real estate secured loans. The remaining subsidiary is East West Bank (China) Limited.

              On November 6, 2009, the Bank entered into a purchase and assumption agreement ("UCB Purchase and Assumption Agreement") with the Federal Deposit Insurance Corporation ("FDIC"), pursuant to which the Bank acquired certain assets and assumed certain liabilities of the former United Commercial Bank ("UCB"), a California state-chartered bank headquartered in San Francisco, California (the "UCB Acquisition"). The UCB Acquisition included all 63 U.S. branches of United Commercial Bank. It also included the Hong Kong branch of United Commercial Bank and United Commercial Bank (China) Limited, the subsidiary of United Commercial Bank headquartered in Shanghai, China.

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

              On June 11, 2010 the Bank entered into a purchase and assumption agreement ("WFIB Purchase and Assumption Agreement") with the FDIC, pursuant to which the Bank acquired certain assets and assumed certain liabilities of the former Washington First International Bank ("WFIB"), a Washington state-chartered bank headquartered in Seattle, Washington. Under the terms of the WFIB Purchase and Assumption Agreement, the Bank acquired certain assets of WFIB with a fair value of approximately $492.6 million, including $313.9 million of loans, $37.5 million of investment securities, $67.2 million of cash and cash equivalents, $23.4 million of other real estate owned, and $50.6 million of other assets. Liabilities with a fair value of approximately $481.3 million were also assumed, including $395.9 million of insured and uninsured deposits, $65.3 million of FHLB advances, $1.9 million of securities sold under agreements to repurchase and $18.1 million of other liabilities.

              The Bank has also grown through strategic partnerships. On August 30, 2001, the Bank entered into an agreement with 99 Ranch Market to provide retail banking services in their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with over 30 full-service stores in California, Texas, Washington, and Nevada. Tawa Supermarket Companies or "Tawa" is the parent company of 99 Ranch Market. Tawa's property development division owns and operates many of the shopping centers where 99 Ranch Market stores are located. We are currently providing in-store banking services to eleven 99 Ranch Market locations in California.

              The Bank continues to develop its international banking capabilities. The Bank has one full-service branch in Hong Kong which commenced operations during the first quarter of 2007. The Hong Kong branch offers a variety of deposit, loan, and international banking products. In addition, the Bank has two full-service branches in mainland China through the Chinese bank subsidiary, which resulted from the UCB acquisition. The subsidiary branches include one branch in Shanghai, and one branch in Shantou. The Bank also has three overseas representative offices in China and one in Taipei, Taiwan. The first office, located in Beijing, was opened in 2003. The other overseas representative offices located in Shanghai and Taipei, Taiwan were opened in 2007 and 2008 respectively. In addition to facilitating traditional letters of credit and trade finance to businesses, these representative offices allow the Bank to assist existing clients, as well as develop new business relationships. Through these offices, the Bank is focused on growing its export-import lending volume by aiding U.S. exporters in identifying and developing new sales opportunities to China-based customers as well as capturing additional letters of credit business generated from China-based exports through broader correspondent banking relationships.

              The Bank continues to explore opportunities to establish other foreign offices, subsidiaries or strategic investments and partnerships to expand its international banking capabilities and to capitalize on the growing international trade business between the United States and Asia.

Banking Services

              East West Bank is the fourth largest independent commercial bank headquartered in California as of December 31, 2011 based on total assets. East West Bank is the largest bank in the United States that focuses on the financial services needs of businesses which operate both in Asia and the United States as well as having a strong focus on the Asian American community. Through its network of 137 branches in the United States, China and Hong Kong, the Bank provides a wide range of personal and commercial banking services to small- and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers' checks, safe deposit boxes, and MasterCard and Visa merchant deposit services.

              The Bank's lending activities include commercial, residential real estate, trade finance, and commercial business, including accounts receivable, small business administration ("SBA"), inventory, and working capital loans. The Bank also holds income-producing commercial real estate, and construction loan portfolios, but is not growing or actively lending in these portfolios. The Bank's commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade, and service businesses. The Bank provides commercial business loans to small- and medium-sized businesses with annual revenues that generally range from $50 million to $500 million. In addition, the Bank is focused on providing financing to clients needing a financial bridge that facilitates their business transactions between Asia and the United States.

Market Area and Competition

              The Bank concentrates on marketing its services primarily in the greater Los Angeles metropolitan area and the greater San Francisco Bay area. California is the eighth largest economy in the world, with a population of over 35 million people. China and other Pacific Rim countries continue to grow as California's top trading partners. This provides the Bank with an important competitive advantage to its customers participating in the Asia Pacific marketplace. We believe that our customers benefit from our understanding of Asian markets through our physical presence in Hong Kong, China and Taiwan, our corporate and organizational ties throughout Asia, as well as our international banking products and services. We believe that this approach, combined with the extensive ties of our management and Board of Directors to the growing Asian business opportunities as well as the Chinese-American communities, provides us with an advantage in competing for customers in our market area. The Bank is also committed to expanding its customer base in the rest of California, Asia, Washington and other urban areas in which we operate including: New York, Georgia, Massachusetts, and Texas.

              The Bank has 103 branches in California located in the following counties: Los Angeles, Orange, San Bernardino, San Francisco, San Mateo, Santa Clara and Alameda. Additionally, the Bank has eight branches in New York, five branches in Georgia, three branches in Massachusetts, two branches in Texas, and four branches in Washington. In Greater China, East West's presence includes three full-service branches in Hong Kong, in Shanghai, and in Shantou. The Bank operates in China, as a full-service bank under East West Bank China (Limited), a wholly owned subsidiary of East West Bank. The Bank also has representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China, and Taipei, Taiwan.

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

Economic Conditions, Government Policies, Legislation and Regulatory Developments

Economic Conditions and Government Policies

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

              The negative developments, in the past few years, in the housing market, included decreased home prices and increased delinquencies and foreclosures, which negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions, including the Bank. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. The impact on the Bank of the negative credit cycle is beginning to stabilize. However, the overall economic environment remains problematic, with high unemployment rates, reduced general spending and decreased lending by financial institutions to their customers and to each other. Additionally, the sovereign debt crisis in Europe has increased the instability of the economic environment. Also, competition among depository institutions for deposits has continued to remain at heightened levels as compared to pre-recession levels. Bank and bank holding company stock prices have been significantly negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement orders requiring action to address credit quality, liquidity and risk management, and capital adequacy concerns, as well as other safety and soundness concerns.

Legislation and Regulatory Developments

    The Dodd-Frank Wall Street Reform and Consumer Protection Act

              The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation ("Dodd-Frank"), significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. The Dodd-Frank followed the Emergency Economic Stabilization Act of 2008 ("EESA") and the American Recovery and Reinvestment Act of 2009 ("ARRA") in response to the economic downturn and financial industry instability. Additional initiatives may be proposed or introduced before Congress, the California Legislature, and other government bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions and may subject us to increased supervision and disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. In addition, the outcome of examinations, any litigation, or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

              Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of the Dodd-Frank affecting the financial industry are now either effective or are in the proposed rule or implementation stage:

  •
  the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

  •
  expanded FDIC authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

  •
  the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

  •
  the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

  •
  enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks (the "Volcker Rule");

  •
  the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program ("TARP") and Capital Purchase Program ("CPP");

  •
  the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

  •
  a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013, for the full net amount held by depositors in non-interesting bearing transaction accounts;

  •
  authorization for financial institutions to pay interest on business checking accounts;

  •
  changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution's deposit base, but instead, will be its average consolidated total assets less its average tangible equity;

  •
  the elimination of remaining barriers to de novo interstate branching by banks;

  •
  expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

  •
  the elimination of the Office of Thrift Supervision and the transfer of oversight of thrift institutions and their holding companies to the Office of the Comptroller of the Currency or the FDIC and Federal Reserve;

  •
  provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (i) stockholder advisory votes on executive compensation, (ii) executive compensation "clawback" requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria (iii) enhances independence requirements for compensation committee members, and (iv) giving the SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company's proxy statement; and

  •
  the creation of a Bureau of Consumer Financial Protection, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and which may examine and enforce its regulations on banks with more than $10 billion in assets.

              The numerous rules and regulations that have been promulgated and are yet to be promulgated and finalized regulatory under Dodd-Frank are likely to significantly impact our operations and compliance costs, such as changes in FDIC assessments, the permitted payment of interest on demand deposits and projected enhanced consumer compliance requirements. More stringent capital, liquidity and leverage requirements are expected to impact our business as Dodd-Frank is fully implemented. The federal agencies are in the process of issuing the many rules required to implement provisions of Dodd Frank, some of which will apply directly to larger institutions with either more than $50 billion in assets or more than $10 billion in assets, such as proposed regulations for financial institutions deemed systemically significant, proposed rules requiring capital plans and stress tests and the Federal Reserve proposed rules to implement the Volcker Rule, as well as a final rule for the largest (over $250 billion assets and internationally active banks) setting a new minimum risk-based capital floor. These and other requirements and policies imposed on larger institutions, such as expected countercyclical requirements for increased capital in times of economic expansion and a decrease in times of contraction, may subsequently become expected "best practices" for smaller institutions. Therefore, as a result of the changes required by Dodd-Frank, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. Such developments and new standards would require us to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

              New legislative and regulatory initiatives which could affect us, and the banking industry in general could be proposed or introduced before Congress, the California Legislature, and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject us to increased regulation, disclosure, and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations or changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. In addition, the outcome of examinations, any litigation, or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

    Troubled Asset Relief Program and Capital Purchase Program

              The Company participated in the TARP, pursuant to which the Company sold preferred stock and warrants to the U.S. Treasury for an aggregate purchase price of $306.5 million. Under the terms of the TARP, the Company was prohibited from increasing dividends on its common stock and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury's consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury was outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company's common stock, were prohibited until all accrued and unpaid dividends were paid on such preferred stock.

              In order to participate in the TARP CPP, financial institutions were required to adopt certain standards for executive compensation and corporate governance. The Company complied with all of the TARP requirements and restrictions.

              The ARRA included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. The ARRA imposed certain new, more stringent executive compensation and corporate expenditure limits on all current and future TARP recipients until the U.S. Treasury was repaid. The Company also complied with all ARRA requirements.

              The Company complied with the executive compensation requirements through December 29, 2010, the date of the Company's repurchase of the TARP CPP preferred stock, and has certified as to such compliance in the exhibits attached to this report pursuant to Section 111(b) of the Emergency Economic Stabilization Act ("EESA"). The Company did not deduct for tax purposes executive compensation in excess of $500,000 for each senior executive paid through December 31, 2010.

              On December 29, 2010, the Company repurchased all shares of the TARP CPP preferred stock in the aggregate amount of $306.5 million and paid a final dividend to the U.S. Treasury of $1.8 million. At the time the Company repurchased the TARP CPP preferred stock, it did not repurchase the related warrants. The warrants were outstanding as of December 31, 2010. On January 26, 2011, the Company repurchased all TARP CPP warrants. For complete discussion and disclosure see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" presented elsewhere in this report.

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

              The Company.    As a bank holding company, and pursuant to its election of financial holding company status, the Company is subject to regulation and examination by the FRB under the BHCA. Accordingly, the Company is subject to the FRB's regulation and its authority to:

  •
  require periodic reports and such additional information as the FRB may require;

  •
  require the Company to maintain certain levels of capital (see "ITEM 1. BUSINESS—Supervision and Regulation—Capital Requirements");

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

    Nonbanking and Financial Activities

              Subject to certain prior notice or FRB approval requirements, bank holding companies may engage in any of, or acquire shares of companies engaged in, those nonbanking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be "financial in nature" or are incidental or complementary to activities that are financial in nature without prior FRB approval pursuant to its election to become a financial holding company. Pursuant to the Gramm-Leach-Bliley Act of 1999 ("GLBA") and Dodd-Frank, in order to elect and retain financial holding company status, both the bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act ("CRA"). Failure to sustain compliance with these requirements or correct any noncompliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company.

              The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Department of Financial Institutions ("DFI"). DFI approvals may also be required for certain mergers and acquisitions.

    Securities Laws

              The Company's securities are registered with the Securities Exchange Commission ("SEC") under the Exchange Act and listed on the Nasdaq stock market. As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act. These requirements and regulations include the provisions of Dodd-Frank with respect to stockholder nominations of directors and say-on-pay voting and incentive compensation clawbacks and the listing requirements of the Nasdaq stock market.

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

              In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FRB, and separately the FDIC as insurer of the Bank's deposits, have residual authority to:

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

    Federal Home Loan Bank System

              The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2011, the Bank was in compliance with the FHLB's stock ownership requirement and our investment in FHLB capital stock totaled $136.9 million, which includes $3.2 million of the Federal Home Loan Bank of Seattle capital stock which is a result of the WFIB acquisition. In January 2009, the FHLB began a suspension of dividend payments to preserve capital given the possibility of other-than-temporary charges on certain non-agency mortgage-backed securities and it also suspended the repurchase of excess capital stock. In 2010, the FHLB ended the suspension of dividend payments and returned to quarterly dividends. Also, on May 14, 2010, the FHLB returned to repurchasing excess capital stock from banking members.

    Federal Reserve System

              The Federal Reserve Board requires all depository institutions to maintain interest-bearing reserves at specified levels against their transaction accounts. At December 31, 2011, the Bank was in compliance with these requirements. As a member bank, the Bank is also required to own capital stock in the FRB. At December 31, 2011, the Bank held an investment of $47.5 million in FRB capital stock.

    Foreign Operations

              East West Bank currently has three full-service branches in China, which are located in Hong Kong, Shanghai, and Shantou. The Bank operates in China, as a full-service bank under East West Bank China (Limited), a wholly owned subsidiary of East West Bank. The Bank also has representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China and Taipei, Taiwan. The Bank's overseas activities are regulated by the FRB and the DFI and are also regulated by the supervisory authorities of the host countries in which the Bank has offices.

    Dividends and Other Transfers of Funds

              Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies have the authority to prohibit or limit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal prompt corrective action regulations, the FRB or FDIC may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." For more information on capitalization, see "Capital Requirements" below.

              It is FRB policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. It is also FRB policy that bank holding companies should not maintain dividend levels that undermine the company's ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the FRB has stated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

              Under the terms of the TARP CPP, during the period the preferred stock issued under the TARP CPP remained outstanding, the Company was prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury's consent. On December 29, 2010, the Company repurchased all shares of the TARP CPP preferred stock.

              As of December 31, 2011, the Company had outstanding approximately $83.0 million of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A ("Series A preferred stock"), which was originally issued in April 2008. So long as the Company's Series A preferred stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company's common stock, are prohibited until all accrued and unpaid dividends are paid on such Series A preferred stock, subject to certain limited exceptions (for complete discussion and disclosure see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" presented elsewhere in this report).

    Capital Requirements

              Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in Dodd-Frank and the Basel III international supervisory developments discussed below. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2011, the Company's and the Bank's capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for "well capitalized" institutions. For complete discussion and disclosure see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk-Based Capital" and Note 25 to the Company's consolidated financial statements presented elsewhere in this report.

              The federal banking agencies have adopted risk-based minimum capital adequacy guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Under the capital adequacy guidelines, a banking organization's total capital is divided into tiers. "Tier I capital" currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. Under Dodd-Frank depository institution holding companies, such as the Company, with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier I regulatory capital as of the end of a three-year phase-out period in 2016, and may be obligated to replace any outstanding trust preferred securities issued prior to May 19, 2011, with qualifying Tier I regulatory capital during the phase-out period. "Tier II capital" includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. Following the phase-out period under Dodd-Frank, trust preferred securities will be treated as Tier II capital. "Tier III capital" consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 4%. An institution is defined as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted average assets ratio is 5.00% or more.

              Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's Tier I capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk. All other holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered "well capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

    Basel Accords

              The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord (referred to as "Basel I") of the International Basel Committee on Banking Supervision (the "Basel Committee"), a committee of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. A new framework and accord referred to as Basel II evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks. Basel II emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements and became mandatory for large or "core" international banks outside the United States in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II was optional for others, and if adopted, must first be complied with in a "parallel run" for two years along with the existing Basel I standards. The Company is not required to comply with Basel II and has not elected to apply the Basel II standards.

              The United States federal banking agencies issued a proposed rule for banking organizations that do not use the "advanced approaches" under Basel II. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles. A definitive final rule has not yet been issued. The United States banking agencies indicated, however, that they would retain the minimum leverage requirement for all United States banks.

              In 2010 and 2011 the Basel Committee finalized proposed reforms on capital and liquidity, generally referred to as Basel III, to reconsider regulatory capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to the worldwide economic downturn. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulation applicable to other banks in the United States, including the Bank. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a "capital conservation buffer" on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation's circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio. Basel III also reaffirms the Basel Committee's intention to introduce higher capital requirements on securitization and trading activities.

              The Basel III liquidity proposals have three main elements: (i) a "liquidity coverage ratio" designed to meet the bank's liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a "net stable funding ratio" designed to promote more medium and long-term funding over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors.

              Final provisions to the Basel Committee's Basel III proposals are projected to be implemented by December 31, 2012. Implementation of Basel III in the United States will require regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how United States banking regulators will define "well-capitalized" in their implementation of Basel III and to what extent and when smaller banking organizations in the United States will be subject to these regulations and guidelines. Basel III standards, if adopted, would lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The Basel III standards, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things:

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

  •
  increase the minimum total capital ratio to 10.5 percent inclusive of the capital conservation buffer; and

  •
  introduce a countercyclical capital buffer of up to 2.5 percent of common equity or other fully loss absorbing capital for periods of excess credit growth.

              Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3 percent, based on a measure of total exposure rather than total assets, and new liquidity standards. The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019.

              United States banking regulators must also implement Basel III in conjunction with the provisions of Dodd-Frank related to increased capital and liquidity requirements. The regulations ultimately applicable to the Company may be substantially different from the Basel III final framework. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity.

    Prompt Corrective Action

              The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") provides a framework for the regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution's classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio. However, the federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These include operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

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

    FDIC Deposit Insurance

              The FDIC insures our customer deposits through the Deposit Insurance Fund up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 and all noninterest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each Deposit Insurance Fund member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased rate of bank failures experienced in the current period of financial stress, as well as the extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC's Deposit Insurance Fund was substantially depleted and the FDIC has incurred substantially increased operating costs. On November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

              As required by Dodd-Frank, the FDIC adopted a new Deposit Insurance Fund restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by September 30, 2020 (3) requires that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020, rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10 million; (4) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continues the FDIC's authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The Federal Deposit Insurance Act continues to require that the FDIC's Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of increasing its reserve ratio to 2% of insured deposits by 2027.

              On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the Deposit Insurance Fund reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the Deposit Insurance Fund reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the Deposit Insurance Fund than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the FDIC's Temporary Liquidity Guarantee Program) to the extent that all such debt exceeds 3 percent of the other insured depository institution's Tier 1 capital. The new rule became effective for the quarter beginning April 1, 2011.

              The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the Deposit Insurance Fund or that may prejudice the interest of the bank's depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank's charter by the DFI.

              All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the Deposit Insurance Fund. The FICO assessment rates are determined quarterly. Beginning April 1, 2011 the assessment rates are based on the level of risk based assets. Prior to April 2011 the assessment rates were based on deposit levels. As of December 31, 2011 the assessment rate was 0.0762% . These assessments will continue until the FICO bonds mature in 2017.

    Loans-to-One Borrower Limitations

              With certain limited exceptions, the maximum amount of obligations, secured or unsecured, that any borrower (including certain related entities) may owe to a United States bank at any one time may not exceed 25% of the sum of stockholders' equity, allowance for loan losses, capital notes and debentures of the bank. Unsecured obligations may not exceed 15% of the sum of shareholders' equity, allowance for loan losses, capital notes and debentures of the bank. The Bank has established internal loan limits which are lower than the legal lending limits for United States banks.

    Extensions of Credit to Insiders and Transactions with Affiliates

              The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

  •
  a bank or bank holding company's executive officers, directors and principal stockholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities);

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

  •
  limit such loans and investments to or in any affiliate individually to 10% of the Bank's capital and surplus;

  •
  limit such loans and investments to all affiliates in the aggregate to 20% of the Bank's capital and surplus;

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

    Operations and Consumer Compliance Laws

              The Bank must comply with numerous federal anti-money laundering and consumer privacy and protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, effective in 2013, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the Americans with Disabilities Act and various federal and state privacy protection laws. These laws and regulations mandate certain disclosure and other requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

    Regulation of Subsidiaries/Branches

              Foreign-based subsidiaries, including East West Bank China (Limited) are subject to applicable foreign laws and regulations, such as those implemented by the China Banking Regulatory Commission. Nonbank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. East West Insurance Services, Inc. is subject to the licensing and supervisory authority of the California Commissioner of Insurance. The East West, Hong Kong branch is subject to applicable foreign laws and regulations, such as those implemented by the Hong Kong Monetary Authority.

Employees

              East West does not have any employees other than officers who are also officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2011, the Bank had a total of 2,204 full-time employees and 115 part-time employees and East West Insurance had a total of 10 full-time employees. None of the employees are represented by a union or collective bargaining group. The managements of the Bank and East West Insurance believe that their employee relations are satisfactory.

Recently Issued Accounting Standards

              For a discussion of recent accounting pronouncements and their expected impact on the Company's consolidated financial statements, see Note 1 to the Company's consolidated financial statements presented elsewhere in this report.

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

Name	Age(1)	Position with Company or Bank
Dominic Ng	53	Chairman and Chief Executive Officer of the Company and the Bank
Julia S. Gouw	52	President and Chief Operating Officer of the Company and the Bank
Ming Lin Chen	51	Executive Vice President and Director of Loan Operations of the Bank
William H. Fong	64	Executive Vice President and Head of Northern California Commercial Lending Division of the Bank
Karen Fukumura	47	Executive Vice President and Head of Retail Banking of the Bank
John Hall	56	Executive Vice President and Chief Credit Officer of the Bank
Sue Yang	44	Executive Vice President and Head of Greater China and Corporate Strategy for the Bank
Douglas P. Krause	55	Executive Vice President, Chief Risk Officer, General Counsel, and Secretary of the Company and the Bank
Marty Newton	52	Executive Vice President and Head of Commercial Banking Services of the Bank
Irene H. Oh	34	Executive Vice President and Chief Financial Officer of the Company and the Bank
James T. Schuler	63	Executive Vice President and Chief Human Resources Officer of the Bank
Lawrence B. Schiff	59	Executive Vice President and Director of Credit Risk Management of the Bank
Andy Yen	54	Executive Vice President and Director of the Business Banking Division of the Bank

(1)
As of February 28, 2012

              Dominic Ng serves as Chairman and Chief Executive Officer of East West Bancorp, Inc. and East West Bank. Prior to taking the helm of East West in 1992, Mr. Ng was President and Chief Executive Officer of Seyen Investment, Inc. and before that spent over a decade as a CPA with Deloitte & Touche LLP. Mr. Ng serves on the Board of Directors of Mattel, Inc. and served for six years as a director of the Federal Reserve Bank of San Francisco, Los Angeles Branch.

              Julia S. Gouw serves as President and Chief Operating Officer of the Company and the Bank and as a member of the Board of Directors. Ms. Gouw served as Executive Vice President and Chief Financial Officer of the Company and the Bank from 1994 until April 2008. In April 2008, she became the Vice Chairman of the Board of Directors of the Company and the Bank and the Chief Risk Officer of the Bank. Ms. Gouw retired from her position as Chief Risk Officer of the Bank at the end of 2008 and rejoined the Bank in December 2009 as President and Chief Operating Officer. Prior to joining East West in 1989, Ms. Gouw was a Senior Audit Manager with KPMG LLP. Ms. Gouw serves on the boards of Pacific Mutual Holding Company and Pacific LifeCorp.

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

              William H. Fong serves as Executive Vice President and Head of the Bank's Northern California Commercial Lending Division. Mr. Fong joined East West Bank in April 2006 from United Commercial Bank where he was the Head of Commercial Banking. Prior to this, Mr. Fong spent 23 years with the BNP Paribas/Bank of the West group. As Executive Vice President, he was responsible for Pacific Rim Banking's corporate banking team in Bank of the West. In addition to serving as a director on the boards of Cal-Asia Business Council and Hong Kong Association of Northern California, Mr. Fong is a charter member of The Bay Area Council (BAC) and Asia American MultiTechnology Association. (AAMA). Mr. Fong was appointed in 2009 as a member of the California Economic Development Commission Goods Movement International Trade Advisory Committee.

              Karen Fukumura serves as Executive Vice President and Head of the Bank's Retail Banking Division. Prior to joining East West Bank in April 2008, Ms. Fukumura was a Senior Vice President with Bank of America and held several transformational leadership roles within the Consumer Bank and Service & Fulfillment Operations. Additionally, Ms. Fukumura has seven years of management and technology consulting experience in Asia, and previously held sales and manufacturing operations roles within Mobil Oil and Xerox Corporation, respectively.

              John Hall serves as Executive Vice President and Chief Credit Officer of East West Bank. Mr. Hall joined East West in mid 2011, after serving seven years as regional Vice President/Senior Vice President for Wells Fargo Bank managing a regional commercial banking office in Los Angeles for Wells Fargo Bank middle market commercial banking. Prior to Wells Fargo Bank, Mr. Hall spent fifteen years in various commercial management positions at Norwest Bank.

              Sue Yang serves as Executive Vice President, Head of Greater China and Corporate Strategy. Prior to joining East West Bank in November 2011, Ms. Yang was a senior executive at Bank of America from 1997 to 2011. Ms. Yang held various senior positions at Bank of America, including Chief Risk Officer for Global Wealth and Investment Management and Corporate Strategy Executive of Global Corporate Strategy. Ms. Yang also oversaw Bank of America's investment in China Construction Bank Corporation and served on the China Construction Bank Corporation Board of Directors from 2010 to 2011.

              Douglas P. Krause serves as Executive Vice President, Chief Risk Officer, General Counsel, and Corporate Secretary of East West Bancorp, Inc. and East West Bank. Prior to joining East West in 1996, Mr. Krause was General Counsel of Metrobank from 1991 to 1996. Mr. Krause started his career with the law firms of Dewey & LeBoeuf and Jones, Day, Reavis and Pogue where he specialized in financial services. Mr. Krause also serves as commissioner on the governing board and as chairman of the audit committee of the Port of Los Angeles. He also serves on the executive committee and project committee of the I-710 Project.

              Marty Newton serves as Executive Vice President and Head of Commercial Banking Services. Mr. Newton joined East West Bank in early 2011. Before joining East West, Mr. Newton spent the majority of his career with Wells Fargo Bank in a variety of positions as well as several years with Bank of America. Mr. Newton has twenty years of commercial and retail banking experience in management, sales and training.

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

              James T. Schuler serves as Executive Vice President and Chief Human Resources Officer of East West Bank. Mr. Schuler joined East West in mid 2011, after serving more than 25 years with Avery Dennison where he was instrumental in transforming Avery into an integrated global corporation. Mr. Schuler has a wealth of human resources experience as well as extensive experience working throughout the Asia Pacific Region.

              Lawrence B. Schiff serves as Executive Vice President and Director of Credit Risk Management. Mr. Schiff joined East West Bank in 2010, after serving for several years as Director of National Credit Risk Management at KPMG and as a Group Vice President in SunTrust Bank's Credit Risk Management Division. Mr. Schiff spent the majority of his career as a commercial bank examiner with the Federal Reserve System, both in Washington, DC and in New York. Earlier in his career, Mr. Schiff was a Senior Vice President and Chief Financial Officer of a community bank in Honolulu. Mr. Schiff is an MBA graduate of the University of Pennsylvania. Mr. Schiff is a board member of the City of Hope Hospital's LA Real Estate Council.

              Andy Yen serves as Executive Vice President and Director of the Business Banking Division. Mr. Yen joined the Bank in September 2005 through its merger with United National Bank ("UNB"). Before being promoted to President of UNB in 2001, Mr. Yen was the Executive Vice President from 1998 to 2000 and Senior Vice President from 1992 to 1997, overseeing both the operations and lending functions of UNB. Mr. Yen also served as a member of the Board of Directors of UNB from 1992 to 2005. Mr. Yen has over 25 years experience in commercial and real estate lending and also held positions at Tokai Bank of California and Trans National Bank before he joined UNB.

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

              Adverse conditions in Asia could adversely affect our business.    A substantial number of our customers have economic and cultural ties to Asia. Additionally, we have three representative offices in China and one in Taipei, Taiwan, and one full-service branch in Hong Kong and two full-service branches in China. As a result, our business and results of operations may be impacted by adverse economic and political conditions in Asia and, in particular, in China. Recent high levels of volatility in the Shanghai and Hong Kong stock exchanges and/or a potential dramatic fall in real estate prices in China, among other things, may negatively impact asset values and the profitability and liquidity of our customers who operate in this region. Pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. United States and global economic policies, military tensions, and unfavorable global economic conditions may also adversely impact the Asian economies. If economic conditions in Asia deteriorate, we could, among other things, be exposed to economic and transfer risk, and could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities.

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

  •
  expands the FDIC's authority to raise insurance premiums and permanently raises the current standard deposit insurance limit to $250,000;

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

              Many aspects of Dodd-Frank are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and the financial services industry more generally. Nonetheless, we anticipate increased costs associated with these new regulations.

              The proposed revisions to Regulation Z, which implements the Truth in Lending Act (TILA), are being made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. The proposal would apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans) mandating specific underwriting criteria for home loans and provides various repayment options to the borrower. This may impact our underwriting of single family residential loans and the resulting unknown effect on potential delinquencies. In addition, the uniformity of the requirements may make it difficult for regional and community banks to compete against the larger national banks for single family residential loan originations.

              We may be subject to more stringent capital requirements.    Dodd-Frank phases out over a prescribed period of time certain trust preferred securities from Tier 1 capital and allows the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. In the case of certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, these "regulatory capital deductions" are to be implemented incrementally over a period of three years beginning on January 13, 2013. Dodd-Frank also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Implementing regulations must be issued within 18 months of July 21, 2010.

              In addition, internationally, the "Basel III" standards recently announced by the Basel Committee, if applied to banks of our size, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things:

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

              Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3 percent, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019, and it is not yet known how these standards will be implemented by United States regulators generally or how they will be applied to banks of our size. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

              United States and international financial markets and economic conditions, particularly in California, could adversely affect our liquidity, results of operations and financial condition.    As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the turmoil and downward economic trends in the past couple of years have been particularly acute in the financial sector. Although the Company and the Bank remain well capitalized and have not suffered any significant liquidity issues as a result of these events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio primarily in Northern and Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California, where our business is concentrated. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate the Company's exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued turbulence in the United States and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

              We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.    During the year ended December 31, 2011, we recorded a $95.0 million provision for loan losses and charged off $124.7 million, gross of $12.6 million in recoveries. There has been a continued slowdown in the housing market in portions of Los Angeles, Riverside, San Bernardino and Orange counties where a majority of our loan customers are based. This slowdown reflects the continuation of depressed prices and excess inventories of homes to be sold, which has contributed to financial strain on home builders and suppliers.

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

              The actions and commercial soundness of other financial institutions could affect the Company's ability to engage in routine funding transactions.    Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to different industries and counterparties, and executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Recent defaults by financial services institutions, and even questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company's credit risk may increase when the underlying collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any such losses could materially and adversely affect the Company's results of operations.

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

              The short-term and long-term impact of the new Basel II and Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel II United States banks is uncertain.    As a result of the deterioration during the past few years in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel II may be or what impact a pending alternative standardized approach to Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards. In addition, the Basel III standards, if adopted by the United States regulators, could lead to substantially higher capital requirements and capital charges as well as more restrictive leverage and liquidity ratios. The new Basel III capital standards will be phased in from January 1, 2013 to January 1, 2019, and it is not yet known how these standards will be implemented by United States regulators, in general, or how they will be applied to community banks of our size.

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

              We could be liable for breaches of security in our online banking services. Fear of security breaches could limit the growth of our online services.    We offer various Internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients' confidence in our online services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. In addition, individuals may seek to intentionally disrupt our online banking services or compromise the confidentiality of customer information with criminal intent. Although we have developed systems and processes that are designed to prevent security breaches and periodically test our security, failure to mitigate breaches of security could adversely affect our ability to offer and grow our online services, result in costly litigation and loss of customer relationships and could have an adverse effect on our business.

              Our controls and procedures could fail or be circumvented.    Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect our business, results of operations and financial condition

              We face strong competition from financial services companies and other companies that offer banking services.    We conduct the majority of our operations in California. The banking and financial services businesses in California are highly competitive and increased competition in our primary market area may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.

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

              We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.    Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, specially the West Coast market. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer and our President/Chief Operating Officer, and certain other employees.

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

              State laws may restrict our ability to pay dividends.    Our ability for the Bank to pay dividends to East West is limited by California law and the Company's ability to pay dividends on its outstanding stock is limited by Delaware law. For complete discussion and disclosure see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" presented elsewhere in this report.

              The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock, and there can be no assurance of any future dividends on our common stock.    The terms of our outstanding Series A preferred stock have limitations on our ability to redeem or repurchase our common stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A preferred stock. These restrictions, together with the potentially dilutive impact of the common stock issuable upon conversion of the Series A preferred stock, described below, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so. For complete discussion and disclosure see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" presented elsewhere in this report.

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

              The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the past couple of years. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity-related securities, and other factors identified. Market volatility during the past couple of years is unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

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

              Our interest expense may increase following the repeal of the federal prohibition on payment of interest on demand deposits.    The federal prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed as part of Dodd-Frank. As a result, beginning on July 21, 2010, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if the Bank begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our financial condition, net income and results of operations.

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

              We may experience difficulty in managing the loan portfolios acquired through FDIC-assisted acquisitions, which are within the limits of the loss protection provided by the FDIC.    The Bank entered into

shared-loss agreements with the FDIC that covered, most of UCB's and all of WFIB's loans and other real estate owned, respectively. East West Bank shares in the losses, beginning with the first dollar of loss occurred, of the loans (including single-family residential mortgage loans, commercial loans, foreclosed loan collateral and other real estate owned) covered ("covered loans") under the shared-loss agreements. Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse East West Bank 80% of eligible losses with respect to covered loans. East West Bank has a corresponding obligation to reimburse the FDIC for 80%, of eligible recoveries with respect to covered loans.

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

              The Bank owns the buildings and land at 23 of its retail branch offices. Five of these retail branch locations are either attached or adjacent to offices that are being used by the Bank to house various administrative departments. All other branch and administrative locations are leased by the Bank, with lease expiration dates ranging from 2012 to 2023, exclusive of renewal options.

              In 2010, we assumed approximately forty-nine leases and agreed to purchase approximately $5.2 million and $73.7 million in fair value of real property from the FDIC as part of the FDIC-assisted acquisitions of Washington First International Bank and United Commercial Bank, respectively. During

2011, in an effort to consolidate properties acquired, the Company strategically sold and consolidated several locations.

              The Company believes that its existing facilities are adequate for its present purposes. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

              At December 31, 2011, the Bank's consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $118.9 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2011 was $50.1 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $22.9 million during 2011.

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

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

              Our common stock is traded on the NASDAQ Global Select Market under the symbol "EWBC." The following table sets forth the range of sales prices and dividend information for the Company's common stock for the years ended December 31, 2011 and 2010.

	2011
	High	Low	Dividends
First quarter	$23.79	$19.30	$0.01 cash dividend
Second quarter	23.37	17.97	$0.05 cash dividend
Third quarter	20.65	14.31	$0.05 cash dividend
Fourth quarter	20.19	13.94	$0.05 cash dividend

	2010
	High	Low	Dividends
First quarter	$19.25	$14.76	$0.01 cash dividend
Second quarter	20.55	14.75	$0.01 cash dividend
Third quarter	18.00	14.11	$0.01 cash dividend
Fourth quarter	20.17	15.98	$0.01 cash dividend

              The closing price of our common stock on January 31, 2012 was $21.96 per share, as reported by the NASDAQ Global Select Market.

              As of January 31, 2012, 148,678,084 shares of the Company's common stock were held by 2,713 stockholders of record.

              For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to East West, see "Item 1. BUSINESS—Supervision and Regulation—Dividends and Other Transfers of Funds" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Cash Flow" presented elsewhere in this report.

Stock Performance Graph

              The following graph shows a comparison of stockholder return on the Company's common stock based on the market price of the common stock assuming the reinvestment of dividends, with the cumulative total returns for the companies in the Standard & Poor's 500 Index and the SNL Western Bank Index for the 5-year period beginning on December 31, 2006 through December 31, 2011. This graph is historical only and may not be indicative of possible future performance of the Company's common stock. The information set forth under the heading "Stock Performance Graph" shall not be deemed "soliciting material" or to be "filed" with the Commission except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

Total Return Performance

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
East West Bancorp, Inc.	100.00	69.16	46.73	46.47	57.63	58.72
SNL Western Bank Index	100.00	83.53	81.33	74.68	84.62	76.45
SNL Bank and Thrift	100.00	76.26	43.85	43.27	48.30	37.56
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76

Source: SNL Financial LC, Charlottesville, VA, (434) 977-1600, www.snl.com

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              During the first quarter of 2007, the Company's Board of Directors authorized a stock repurchase program authorizing the repurchase of up to $80.0 million of its common stock. This repurchase program has no expiration date and 1,391,176 shares were repurchased under this program during 2007.

              On January 19, 2012, it was announced that the Company's Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company's common stock. This repurchase program has no expiration date. The Company made no repurchases of its common stock during the year ended December 31, 2011.

ITEM 6.    SELECTED FINANCIAL DATA

              The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere in this report. Certain items in the consolidated balance sheet and the consolidated statements of income were reclassified for prior years to conform to the 2011 presentation. These reclassifications did not affect previously reported net income.

	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Summary of Operations
Interest and dividend income	$1,080,448	$1,095,831	$722,818	$664,858	$773,607
Interest expense	177,422	201,117	237,129	309,694	365,613

Net interest income	903,026	894,714	485,689	355,164	407,994
Provision for loan losses	95,006	200,159	528,666	226,000	12,000

Net interest income (loss) after provision for loan losses	808,020	694,555	(42,977)	129,164	395,994
Noninterest income (loss)(1)	10,924	39,270	390,953	(25,062)	49,520
Noninterest expense	435,610	477,916	243,254	201,270	183,255

Income (loss) before provision (benefit) for income taxes	383,334	255,909	104,722	(97,168)	262,259
Provision (benefit) for income taxes	138,100	91,345	22,714	(47,485)	101,092

Net income (loss) before extraordinary item	245,234	164,564	82,008	(49,683)	161,167
Extraordinary item, net of tax	—	—	(5,366)	—	—

Net income (loss)	$245,234	$164,564	$76,642	$(49,683)	$161,167

PREFERRED STOCK DIVIDENDS, AMORTIZATION OF PREFERRED STOCK DISCOUNT, AND INDUCEMENT OF PREFERRED STOCK CONVERSION	6,857	43,126	49,115	9,474	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$238,377	$121,438	$27,527	$(59,157)	$161,167

Per Common Share
Basic earnings (loss) per share	$1.62	$0.88	$0.35	$(0.94)	$2.63
Diluted earnings (loss) per share	$1.60	$0.83	$0.33	$(0.94)	$2.60
Common dividends per share	$0.16	$0.04	$0.05	$0.40	$0.40
Average number of shares outstanding, basic	147,093	137,478	78,770	62,673	61,180
Average number of shares outstanding, diluted	153,467	147,102	84,523	62,673	62,093
At Year End:
Total assets	$21,968,667	$20,700,537	$20,559,212	$12,422,816	$11,852,212
Loans receivable	10,061,788	8,430,199	8,218,671	8,069,377	8,750,921
Covered loans	3,923,142	4,800,876	5,598,155	—	—
Investment securities	3,072,578	2,875,941	2,564,081	2,162,511	1,887,136
Deposits	17,453,002	15,641,259	14,987,613	8,141,959	7,278,914
Federal Home Loan Bank advances	455,251	1,214,148	1,805,387	1,353,307	1,808,419
Stockholders' equity	2,311,743	2,113,931	2,284,659	1,550,766	1,171,823
Common shares outstanding	149,328	148,543	109,963	63,746	63,137
Book value per common share	$14.92	$13.67	$14.37	$16.92	$18.56
Financial Ratios:
Return on average assets	1.14%	0.82%	0.55%	(0.42)%	1.45%
Return on average common equity	11.08	6.42	2.37	(5.41)	14.89
Return on average total equity	10.98	7.02	4.69	(3.99)	14.89
Common dividend payout ratio	10.02	4.57	13.03	N/A	15.27
Average stockholders' equity to average assets	10.36	11.62	11.81	10.55	9.77
Net interest margin	4.66	5.05	3.76	3.19	3.94
Efficiency ratio(2)	43.04	47.51	43.85	45.94	37.44
Asset Quality Ratios:
Net chargeoffs to average non-covered loans	1.16%	2.35%	5.69%	1.64%	0.08%
Nonperforming assets to total assets	0.80	0.94	0.91	2.12	0.57
Allowance for loan losses to total gross non-covered loans	2.04	2.64	2.81	2.16	1.00

(1)
2011, 2010 and 2009 include other-than-temporary ("OTTI") charges relating to investment securities of $633 thousand, $16.7 million and $107.7 million, respectively, and pre-tax gain on acquisition of $22.9 million and $471.0 million during 2010 and 2009, respectively.

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

    Fair Value of Financial Instruments

              Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance within the three-level hierarchy (i.e. Level 1, Level 2 and Level 3). Fair value determination requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

              Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a nonrecurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with ASC 825, Financial Instruments.

    Investment Securities

              The accounting for investment securities are discussed in detail in Note 1 to the Company's consolidated financial statements presented elsewhere in this report. The fair values of the investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. The Company performs a monthly analysis on the broker quotes and pricing service values received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company ensures prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize proprietary models that include observable market based inputs. Additionally, the majority of these independent broker quotations are non-binding.

              For broker prices obtained on certain investment securities that we believe are based on forced liquidation or distressed sale values in inactive markets, we individually examine these securities for the appropriate valuation methodology based on a combination of the market approach reflecting current broker prices and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes assumptions related to the implied rate of return, general change in market rates, estimated changes in credit quality and liquidity risk premium, specific nonperformance and default experience in the collateral underlying the security, as well as taking into consideration broker discount rates in determining the discount rate. The values resulting from each approach (i.e. market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market.

              We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment to our investment securities. If we determine that a decline in fair value is other-than-temporary, a credit-related impairment loss is recognized in current earnings. Noncredit-related impairment losses are charged to other comprehensive income, to the extent we intend to hold the security until recovery. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors are examined to assess impairment which include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We take into consideration the financial resources, intent and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be other-than-temporarily impaired as of December 31, 2011. Investment securities are discussed in more detail in Note 6 to the Company's consolidated financial statements presented elsewhere in this report.

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

    Acquired Loans

              Acquired loans are initially recorded as of acquisition date at fair value in accordance with ASC 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. Further, the Company elected to account for all other acquired loans within the scope of ASC 310-30 using the same methodology.

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

              Under ASC 310-30, the excess of the expected cash flows at acquisition over the recorded investment is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the expected cash flows is considered to be the nonaccretable difference. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of the fair value that are significant and probable are recorded as an adjustment to the accretable difference on a prospective basis. Any subsequent decreases in cash flow over those expected at purchase date that are significant and probable are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

              The majority of the loans acquired in the FDIC-assisted acquisitions of Washington First International Bank and United Commercial Bank are included in the FDIC shared-loss agreements and are referred to as covered loans. Covered loans are reported exclusive of the expected cash flow reimbursements from the FDIC. At the date of acquisition, all covered loans were accounted for under ASC 805 and ASC 310-30.

    FDIC Indemnification Asset

              In conjunction with the FDIC-assisted acquisitions of Washington First International Bank and United Commercial Bank, the Bank entered into shared-loss agreements with the FDIC for amounts receivable covered by the shared-loss agreements. At the date of the acquisition the Company elected to account for amounts receivable under the shared-loss agreements as an indemnification asset in accordance with ASC 805. Subsequent to the acquisition the indemnification asset is tied to the loss in the covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreements. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Over the life of the FDIC indemnification asset, increases and decreases are recorded as adjustments to noninterest income. In December 2010, the bank lowered the credit discount on the UCB covered loan portfolio as the credit quality is performing better than originally estimated. By lowering the credit discount, interest income will increase over the life of the loans. Correspondingly, with the lowered credit discount, the expected reimbursement from the FDIC under the loss sharing agreement will decrease, resulting in amortization on the FDIC indemnification asset which is recorded as a charge to noninterest income.

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

              For a detailed discussion of our allowance for loan loss methodology see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Allowance for Loan Losses" presented elsewhere in this report. As we add new products, increase the complexity of our loan portfolio, and expand our geographic coverage, we continue to enhance our methodology to keep pace with the size and complexity of the loan portfolio and the changing credit environment. Changes in any of the factors cited above could have a significant impact on the loan loss calculation. We believe that our methodologies continue to be appropriate given our size and level of complexity. This discussion should also be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere in this report including the section entitled "Loans and Allowance for Loan Losses."

    Goodwill Impairment

              Under ASC 350, Intangibles—Goodwill and Other, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company's two major operating segments identified in Note 26 to the Company's consolidated financial statements presented elsewhere in this report). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. In order to determine the fair value of the reporting units, a combined income approach and market approach was used. Under the income approach, the Company provided a net income projection and a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. Under the combined income and market approach, the value from each approach was appropriately weighted to determine the fair value. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. For complete discussion and disclosure see Note 13 to the Company's consolidated financial statements presented elsewhere in this report.

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

              We adopted ASC 505 and ASC 718 using the modified prospective approach. Under the modified prospective approach, prior periods are not restated for comparative purposes. The valuation provisions of these standards apply to new awards and to awards that are outstanding on the effective date and subsequently modified, repurchased or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosures under ASC 718. All outstanding unvested awards were granted after January 1, 2006 and are accounted for under ASC 718.

              We grant nonqualified stock options and restricted stock. Most of our stock option and restricted stock awards include a service condition that relates only to vesting. Additionally, some of our stock awards include a company financial performance requirement for vesting. The stock option awards generally vest in one to four years from the grant date, while the restricted stock awards generally vest in three to five years from the date of grant. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

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

Overview

              East West increased net income each consecutive quarter of 2011. For the full year 2011, net income totaled a record $245.2 million, a 49% or $80.7 million increase from $164.6 million in 2010. Total noncovered loans grew to a record $10.6 billion, an increase of 18% or $1.6 billion during the full year 2011. The growth in noncovered loans was fueled by strong growth in commercial and trade finance loans and single family loans. Total deposits grew to a record $17.5 billion, a 12% or $1.8 billion increase during the full year 2011. Core deposits grew to a record $10.3 billion, an increase of 16% or $1.4 billion year to date. Capital levels for East West remain high. As of December 31, 2011, East West's Tier 1 risk-based capital and total risk-based ratios were 14.8% and 16.4%, respectively, over $800 million greater than the well capitalized requirements of 6% and 10%, respectively.

              As of December 31, 2011, total assets grew to $22.0 billion $20.7 billion at December 31, 2010. The increase in the balance sheet is primarily due to loan growth of 5% or $751.9 million for the full year 2011. This growth was funded with an increase in deposits of 12% or $1.8 billion for the full year 2011.

              Loans receivable increased to $14.5 billion at December 31, 2011, compared to $13.7 billion at December 31, 2010. This increase in loans receivable was due to growth in the noncovered loan portfolio. During 2011, noncovered loan balances increased 19% or $1.6 billion to $10.1 billion at December 31, 2011. The increase in noncovered loans during the 2011 was driven by growth in commercial and trade finance loans, and single family loans which increased 58% or $1.2 billion, and 61% or $0.7 billion, respectively.

              Covered loans totaled $3.9 billion as of December 31, 2011, a decrease of 18% or $0.9 billion from December 31, 2011. The decrease in the covered loan portfolio was primarily due to payoffs and paydown activity, as well as charge-offs.

              The covered loan portfolio is comprised of loans acquired from the FDIC-assisted acquisitions of United Commercial Bank (UCB) and Washington First International Bank (WFIB) which are covered under loss share agreements with the FDIC. For the full year 2011, we recorded a net decrease in the FDIC indemnification asset and receivable included in noninterest income (loss) of $(100.1) million, largely due to continued improved credit performance of the UCB portfolio as compared to our original estimate.

              Noninterest expense totaled $435.6 million for the full year 2011, a decrease of 9% or $42.3 million as compared to 2010. The decrease in noninterest expense was due to a reduction in credit cycle costs and active expense control. As compared to full year 2010, other real estate owned expenses declined 34% or $21.1 million, compensation expense declined 6% or $10.0 million, deposit insurance premium decreased 19% or $4.7 million, and data processing expense decreased 19% or $2.0 million. These decreases in the full year 2011 as compared to the full year 2010 were partially offset by an increase in amortization of investments in affordable housing partnerships of 73% or $7.3 million due to increased investments.

              Credit quality continued to improve for the full year 2011. In each quarter of 2010 and 2011, East West reduced charge-offs and maintained a nonperforming asset to total asset ratio of less than 1.00%. Additionally, total nonaccrual loans and total nonperforming assets excluding covered assets, continued to remain low, with total nonperforming assets excluding covered assets, to total assets under 1.00% for the ninth consecutive quarter. Nonperforming assets, totaled $175.0 million or 0.80% of total assets at December 31, 2011.

              East West continues to maintain a strong allowance for noncovered loan losses at $209.9 million or 2.04% of noncovered loans receivable at December 31, 2011. This compares to an allowance for noncovered loan losses of $230.4 million or 2.64% of noncovered loans at December 31, 2010. The reduction represents improving credit performance of the loan portfolio.

              Our capital ratios remain very strong. As of December 31, 2011, our Tier 1 leverage capital ratio totaled 9.7%, our Tier 1 risk-based capital ratio totaled 14.8% and our total risk-based capital ratio totaled 16.4%. East West exceeds well capitalized requirements for all regulatory guidelines by over $800 million. The Company is focused on active capital management and is committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a strong return to our shareholders.

              In light of our commitment to our shareholders, our excellent capital levels and our strong financial performance, the board of directors for East West has approved an increase in our quarterly common stock cash dividend to $0.10 per share from $0.05 per share. Further, the board of directors has also authorized a new stock repurchase program to buy back up to $200.0 million of the Company's common stock.

Results of Operations

              Net income for 2011 totaled $245.2 million, compared with a net income of $164.6 million for 2010 and $76.6 million in 2009.

Table 1: Components of Net Income

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net interest income	$903.0	$894.7	$485.7
Provision for loan losses	(95.0)	(200.2)	(528.7)
Noninterest income	10.9	39.3	391.0
Noninterest expense	(435.6)	(477.9)	(243.3)
(Provision) benefit for income taxes	(138.1)	(91.3)	(22.7)

Net income before extraordinary item	245.2	164.6	82.0
Extraordinary item, net of tax	—	—	(5.4)

Net income after extraordinary item	$245.2	$164.6	$76.6

Return on average total assets	1.14%	0.82%	0.55%

Return on average common equity	11.08%	6.42%	2.37%

Return on average total equity	10.98%	7.02%	4.69%

Net Interest Income

              Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income in 2011 totaled $903.0 million, a 1% increase over net interest income of $894.7 million in 2010. Comparing 2010 to 2009, net interest income increased 84% to $894.7 million, as compared to $485.7 million in 2009.

              Net interest margin, defined as net interest income divided by average earning assets, decreased 39 basis points to 4.66% during 2011, from 5.05% during 2010. Although the low interest rate environment reduced our total interest-earning assets yield in 2011 as compared to 2010, the overall net decrease in the interest margin was partially offset by an increase in our covered loan yield and a decrease in the cost of funds. During 2011 and 2010, our covered loan yield was positively impacted by the accretion from the covered loans under ASC 310-30. Actions were also taken throughout the year to reduce deposit and borrowing costs. Comparing 2010 to 2009 our net interest margin increased by 129 basis points to 5.05% during 2010, compared to 3.76% during 2009.

              The following table presents the interest rate spread, net interest margin, average balances, interest income and expense, and the average yield rates by asset and liability component for the years ended December 31, 2011, 2010 and 2009:

Table 2: Summary of Selected Financial Data

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,018,490	$22,575	2.22%	$828,039	$9,634	1.16%	$881,282	$9,047	1.03%
Securities purchased under resale agreements	1,023,043	19,216	1.88%	529,817	14,208	2.64%	89,883	7,985	8.76%
Investment securities(1)(2)(3)	3,116,671	89,469	2.87%	2,439,034	70,052	2.87%	2,569,792	116,688	4.54%
Loans receivable(2)(4)	9,668,106	478,724	4.95%	8,634,283	479,451	5.55%	8,355,825	452,019	5.41%
Loans receivable - covered(2)	4,369,320	467,074	10.69%	5,074,631	519,138	10.23%	877,029	135,144	15.41%
FHLB and FRB stock	197,774	3,390	1.71%	219,710	3,348	1.52%	137,001	2,337	1.71%

Total interest-earning assets	19,393,404	1,080,448	5.57%	17,725,514	1,095,831	6.18%	12,910,812	723,220	5.60%

Noninterest-earning assets:
Cash and cash equivalents	271,393			365,041			147,694
Allowance for loan losses	(228,160)			(252,318)			(216,775)
Other assets	2,136,484			2,339,872			997,214

Total assets	$21,573,121			$20,178,109			$13,838,945

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Checking accounts	854,079	$3,009	0.35%	$677,529	$2,349	0.35%	$398,619	$1,507	0.38%
Money market accounts	4,429,567	20,610	0.47%	3,974,936	29,514	0.74%	2,035,821	25,583	1.26%
Savings deposits	1,045,546	2,988	0.29%	967,953	3,986	0.41%	506,706	3,322	0.66%
Time deposits	7,423,695	80,503	1.08%	6,851,461	80,888	1.18%	5,037,122	99,065	1.97%
Federal funds purchased	3,496	4	0.11%	871	2	0.23%	2,379	9	0.37%
FHLB advances	679,630	15,461	2.27%	1,324,709	26,641	2.01%	1,333,846	49,940	3.74%
Securities sold under repurchase agreements	1,051,844	48,561	4.62%	1,047,090	48,993	4.61%	1,027,665	49,725	4.77%
Long-term debt	226,808	5,832	2.57%	235,570	6,420	2.69%	235,570	7,816	3.27%
Other borrowings	13,188	454	3.44%	51,312	2,324	4.47%	12,311	162	1.32%

Total interest-bearing liabilities	15,727,853	177,422	1.13%	15,131,431	201,117	1.33%	10,590,039	237,129	2.24%

Noninterest-bearing liabilities:
Demand deposits	3,087,777			2,418,816			1,459,871
Other liabilities	523,529			282,284			154,138
Stockholders' equity	2,233,962			2,345,578			1,634,897

Total liabilities and stockholders' equity	$21,573,121			$20,178,109			$13,838,945

Interest rate spread			4.44%			4.85%			3.36%

Net interest income and net interest margin		$903,026	4.66%		$894,714	5.05%		$486,091	3.76%

(1)
Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate. There was no fully taxable equivalent basis for 2011 and 2010. Total interest income and average yield rate on an unadjusted basis for tax-exempt investment securities available-for-sale is $842 thousand and 3.0% for the twelve months ended December 31, 2009.

(2)
Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling $6.3 million, $9.3 million, and $(5.5) million for the years ended December 31, 2011, 2010, and 2009, respectively. Also includes the net (amortization) of deferred loan fees and cost totaling ($13.1) million, ($7.4) million, and ($6.3) million for the years ended December 31, 2011, 2010 and 2009.

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

Table 3: Analysis of Changes in Net Interest Income

	Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume(1)	Rate(1)		Volume(1)	Rate(1)
	(In thousands)
INTEREST-EARNING ASSETS:
Due from banks and short-term investments	$12,941	$2,622	$10,319	$587	$(569)	$1,156
Securities purchased under resale agreements	5,008	10,229	(5,221)	6,223	15,204	(8,981)
Investment securities(2)	19,417	19,453	(36)	(46,636)	(21,831)	(24,805)
Loans receivable	(727)	54,143	(54,870)	27,432	15,286	12,146
Loans receivable—covered	(52,064)	(74,604)	22,540	383,994	441,017	(57,023)
FHLB and FRB stock	42	(353)	395	1,011	1,283	(272)

Total interest and dividend income	$(15,383)	$11,490	$(26,873)	$372,611	$450,390	$(77,779)

INTEREST-BEARING LIABILITIES:
Checking accounts	$660	$621	$39	$842	$976	$(134)
Money market accounts	(8,904)	3,080	(11,984)	3,931	17,394	(13,463)
Savings deposits	(998)	299	(1,297)	664	2,226	(1,562)
Time deposits	(385)	6,477	(6,862)	(18,177)	28,922	(47,099)
Federal funds purchased	2	3	(1)	(7)	(4)	(3)
FHLB advances	(11,180)	(14,314)	3,134	(23,299)	(340)	(22,959)
Securities sold under repurchase agreements	(432)	222	(654)	(732)	929	(1,661)
Long-term debt	(588)	(233)	(355)	(1,396)	—	(1,396)
Other borrowings	(1,870)	(1,414)	(456)	2,162	1,211	951

Total interest expense	$(23,695)	$(5,259)	$(18,436)	$(36,012)	$51,314	$(87,326)

CHANGE IN NET INTEREST INCOME	$8,312	$16,749	$(8,437)	$408,623	$399,076	$9,547

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

(2)
Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate. There was no fully taxable equivalent basis for 2011 and 2010.

Provision for Loan Losses

              The provision for loan losses amounted to $95.0 million for 2011, compared to $200.2 million for 2010 and $528.7 million for 2009. Throughout 2011, the Company continued to proactively manage credit, resulting in improvements in key asset quality metrics. Total net charge-offs amounted to $112.1 million during 2011, representing 1.16% of average non-covered loans during 2011. This compares to $202.5 million, representing 2.35% of average non-covered loans during 2010. The net charge-offs in 2011 were largely driven by charge-offs of land and constructions loans within the commercial real estate portfolio. The decrease in net charge-offs in 2011 was primarly due to the credit quality improvement. However, the allowance for loan losses on commercial and residential loans did increase which is commensurate with the increases in these portfolios. We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of our loan portfolio to minimize and mitigate potential losses. Also during the year we had note sale proceeds of $49.1 million on notes with a carrying value of $83.5 million. $27.1 million in loans were originated to facilitate sales of loans; the remaining difference between the carrying value and the sale amount was charged against the allowance for loan losses.

              Comparing 2010 to 2009, the decrease in loan loss provisions during 2010 reflects decreased charge-off levels as a result of proactive measures to reduce our exposure to land and construction loans. As a result of these efforts, the total noncovered construction and land loan balances declined to $513.8 million or 6% of total loans as of December 31, 2010.

              Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the "Allowance for Loan Losses" section of this report.

Noninterest Income

Table 4: Components of Noninterest Income

	2011	2010	2009
	(In millions)
Branch fees	$33.78	$32.63	$22.33
Net gain on sales of loans	20.19	18.51	—
Letters of credit fees and commissions	14.00	11.82	8.34
Net gain on sales of investment securities	9.70	31.24	11.92
Foreign exchange income	9.14	3.17	1.20
Ancillary loan fees	8.35	8.53	6.29
Income from life insurance policies	4.03	4.08	4.37
Other operating income (loss)	12.50	6.30	(3.49)

Fee and Other Operating Income	111.69	116.28	50.95
Gain on acquisition	—	22.87	471.01
Impairment writedown on investment securities	(0.63)	(16.67)	(107.67)
Decrease in FDIC indemnification asset and receivable	(100.14)	(83.21)	(23.34)

Total	$10.92	$39.27	$390.95

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

              Noninterest income amounted to $10.9 million and $39.3 million during 2011 and 2010, respectively. Total fee and other operating income decreased slightly to $111.7 million during 2011, compared with $116.3 million for the corresponding period in 2010. The $633 thousand impairment charge recorded during 2011 was related to credit-related impairment loss on our trust preferred securities recorded pursuant to the provisions of ASC 320-10-65, Investments—Debt and Equity Securities—Overall—Transition and Open Effective Date Information.

              Branch fees totaled $33.8 million in 2011, representing a 4% increase from the $32.6 million earned in 2010. The majority of branch fees are earned from commercial demand deposit analysis services fees, non-sufficient funds fees and wire fee income The increase in branch-related fee income during 2011 can be attributed primarily to higher revenues from a combination of these types of transaction charges on deposit accounts.

              The net gain on sales of loans of $20.2 million in 2011 was mainly due to the sale of $569.2 million of student loans.

              Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 18% to $14.0 million in 2011, from $11.8 million in 2010. The increase in letters of credit fees and commissions is primarily due to the increase in the volume of standby letters of credit originated during 2011 relative to 2010.

              Net gain on sales of investment securities available-for-sale decreased to $9.7 million during 2011 compared with $31.2 million in 2010. The proceeds from the sale of investment securities during 2011 provided additional liquidity to purchase additional high credit quality investment securities and short-term investments as well as to pay down our borrowings.

              Foreign exchange income increased to $9.1 million during 2011 compared with $3.2 million in 2010. This primarily represents the re-evaluation of Bank's net monetary assets in foreign currencies and our foreign exchange transactions which are typically entered into to hedge against foreign exchange products offered to bank customers.

              Other operating income, which includes insurance commissions and insurance related service fees, rental income, and other miscellaneous income, increased to $12.5 million in 2011, compared to $6.3 million in 2010. The increase was primarily due to the $6.2 million increase in fee income from customer derivatives.

              Comparing 2010 to 2009, our recorded noninterest income was $39.3 million and $391.0 million, respectively. Total fee and other operating income increased to $116.3 million during 2010, compared with $51.0 million for the corresponding period in 2009. The $16.7 million impairment charge recorded during 2010 was related to credit-related impairment loss on agency preferred stock, trust preferred and other mortgage backed securities recorded pursuant to the provisions of ASC 320-10-65 which the Company implemented during the first quarter of 2009.

Noninterest Expense

Table 5: Components of Noninterest Expense

	2011	2010	2009
	(In millions)
Compensation and employee benefits	$160.09	$170.05	$79.48
Occupancy and equipment expense	50.08	52.07	30.22
Amortization of investments in affordable housing partnerships and other investments	17.32	10.03	7.45
Amortization and impairment writedowns of premiums on deposits acquired	12.33	13.28	5.90
Deposit insurance premiums and regulatory assessments	20.53	25.20	28.07
Loan related expense	19.38	21.07	7.58
Other real estate owned expense	40.44	61.57	19.10
Legal expense	21.33	19.58	8.02
Prepayment penalty for FHLB advances	12.28	13.83	2.37
Data processing	8.60	10.62	5.64
Deposit-related expenses	5.70	4.75	3.91
Consulting expense	7.15	7.99	8.14
Other operating expenses	60.38	67.88	37.38

Total noninterest expense	$435.61	$477.92	$243.25

Efficiency Ratio(1)	43.04%	47.51%	48.64%

(1)
Represents noninterest expense, excluding the amortization of intangibles, amortization of premiums on deposits acquired, amortization of investments in affordable housing partnerships and prepayment penalties for FHLB advances and other borrowings, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding items that are non-recurring in nature.

              Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses decreased 9% to $435.6 million during 2011, compared to $477.9 million during 2010. Total noninterest expense for 2011 and 2010 included $43.9 million and $63.3 million, respectively, which is reimbursable by the FDIC within the loss share agreements. 80% of these amounts are included in noninterest income, resulting in a net impact to income of 20%.

              Compensation and employee benefits decreased to $160.1 million in 2011, compared to $170.1 million in 2010. Occupancy and equipment expenses also remained fairly stable, decreasing 4% to $50.1 million during 2011, compared with $52.1 million during 2010.

              The amortization of affordable housing partnerships investments and other investments increased to $17.3 million in 2011, from $10.0 million in 2010. The increase includes $1.3 million of impairment on certain investments. The total of these investments as of December 31, 2011 was $194.1 million, an increase from $156.2 million at December 31, 2010.

              The amortization and impairment write-downs of premiums on deposits acquired decreased 7% to $12.3 million during 2011, compared with $13.3 million in 2010. The decrease is primarily due to the leveling out of the amortization of core deposit premiums from the UCB acquisition.

              Deposit insurance premiums and regulatory assessments decreased to $20.5 million during 2011, compared with $25.2 million in 2010. Although total deposits increased in 2011 compared to 2010, the assessment rate was lower.

              Loan-related expenses decreased to $19.4 million in 2011, compared to $21.1 million in 2010. The $19.4 million in loan-related expenses in 2011 includes $8.0 million of expenses that are covered under the FDIC shared-loss agreements.

              We recorded OREO expenses, net of OREO revenues and gains, totaling $40.4 million during 2011, compared with $61.6 million during 2010. As of December 31, 2011, total net non-covered OREO amounted to $29.4 million, compared to $21.9 million as of December 31, 2010. The $40.4 million in total OREO expenses during 2011 is comprised of $13.7 million in various operating and maintenance expenses related to our OREO properties, $29.2 million in valuation losses, and $2.5 million in net OREO losses from the sale of 214 OREO properties consummated in 2011. Net covered OREO amounted to $63.6 million and $123.9 million as of December 31, 2011 and 2010, respectively. The $40.4 million in total OREO expenses for 2011 includes $24.9 million of expenses that are covered under the FDIC shared-loss agreements. The $61.6 million in total OREO expenses for 2010 includes $51.8 million of expenses that are covered under the FDIC shared-loss agreements.

              Deposit-related expenses increased 20% to $5.7 million during 2011, compared with $4.8 million during 2010. Deposit-related expenses represent various business-related expenses paid by the Bank on behalf of its commercial account customers.

              Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, other professional fees, and charitable contributions. Other operating expenses decreased 11% to $60.4 million in 2011, compared with $67.9 million in 2010. The decrease is in line with the Company's efforts to reduce expenses.

              Comparing 2010 to 2009, noninterest expense increased $234.7 million, or 97%, to $477.9 million. The increase is comprised primarily of the following: (1) compensation and employee benefits totaling $170.1 million during 2010, compared with $79.5 million during 2009. The increase is primarily due to compensation related to former UCB and WFIB employees and; (2) OREO expenses, net of OREO revenues and gains, totaling $61.6 million during 2010, compared with $19.1 million during 2009. The $61.6 million in total OREO expenses incurred during 2010 is comprised of $11.5 million in various operating and maintenance expenses related to our OREO properties, $49.7 million in valuation losses, and $350 thousand in net OREO losses from the sale of 183 OREO properties consummated in 2010; (3) an increase in other operating expenses of $30.5 million, or 82%; and (4) and increase in occupancy and equipment expense of $21.9 million or 72%.

              The Company's efficiency ratio decreased to 43.04% in 2011 compared to 47.51% in 2010 and 48.64% in 2009. Comparing 2011 to 2010, the decrease in our efficiency ratio can be attributed to expense reduction, most significantly a reduction of expenses associated with OREO/ foreclosure transactions.

Income Taxes

              The provision for income taxes was $138.1 million in 2011, representing an effective tax rate of 36.0%, compared to $91.3 million in 2010, representing an effective tax rate of 35.7%. Included in the income tax recognized during 2011 and 2010 are $11.1 million and $12.4 million, respectively, in tax credits generated from our investments in affordable housing partnerships.

              Comparing 2010 to 2009, the income tax provision totaled $91.3 million in 2010, representing an effective tax rate of 35.7%, compared to $22.7 million in 2009, representing an effective tax rate of 21.7%. Included in the income tax recognized during 2010 and 2009 are $12.4 million and $7.1 million, respectively, in tax credits generated from our investments in affordable housing partnerships.

              Management regularly reviews the Company's tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. Based on the available evidence, Management has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state and foreign net operating loss carryforwards. Accordingly, a valuation allowance has been recorded for these amounts.

              As of December 31, 2011, the Company had a net deferred tax asset of $201.9 million.

Operating Segment Results

              We define our operating segments based on our core strategy and we have three operating segments: Retail Banking, Commercial Banking and Other. During the fourth quarter of 2009, a fourth operating segment, the United Commercial Bank segment (the "UCB segment") was identified as a result of the UCB Acquisition. During the first quarter of 2011, the Company's management made the decision to fully integrate the UCB segment into its two-segment core business structure: Retail Banking and Commercial Banking. With this integration, effective the first quarter of 2010, the Company's business focus reverted back to a three-segment core business structure: Retail Banking, Commercial Banking and Other.

              The Retail Banking segment focuses primarily on retail operations through the Bank's branch network. The Commercial Banking segment, which includes commercial, industrial, and commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank's production offices in California, New York, Texas, and New England region, among others. Furthermore, the Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the former Treasury segment and eliminations of intersegment amounts have been aggregated and included in "Other."

              Changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is not deemed practicable to do so.

              Given the significant decline in short-term and long-term interest rates since 2007, we reassessed our transfer pricing assumptions during the first quarter of 2009 to be consistent with the Company's strategic goal of growing core deposits and originating profitable, good credit quality loans. Changes to our funds transfer pricing assumptions were made with the intent to promote core deposit growth and, given our recent credit experience, to better reflect the current risk profiles of various loan categories within our credit portfolio. Our transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company's overall growth objectives as well as to provide a reasonable and consistent basis for measurement of our business segments and product net interest margins. Our transfer pricing assumptions and methodologies are reviewed at least annually to ensure that our process is reflective of current market conditions.

              For more information about our segments, including information about the underlying accounting and reporting process, see Note 26 to the Company's consolidated financial statements presented elsewhere in this report.

Retail Banking

              The Retail Banking segment reported a $102.2 million pre-tax income during 2011, compared to a $5.0 million pre-tax loss in 2010, an improvement of $107.2 million or 2148%. The improvement for this segment was largely due to increase in net interest income and decreases in loan loss provisions and noninterest expense, offset by a reduction in noninterest income.

              Net interest income for this segment increased $43.1 million or 13% to $381.5 million during 2011, compared to $338.4 in 2010. The increase in net interest income during 2011 is attributable to the lower cost of funds on deposits, an increase in the mortgage portfolio and an increase in disposal activity in the covered loan portfolio, partially offset by lower loan yields from the extended low interest rate environment. The decrease in loan loss provisions for this segment of $45.1 million during 2011 relative to 2010 was due to decreased charge-off activity. Loan loss provisions are also impacted by average loan balances for each reporting segment.

              Noninterest income for this segment decreased $9.0 million or 33% to $18.5 million during 2011, compared to $27.5 million in 2010. The decrease is primarily due higher net reduction from the FDIC indemnification asset and receivable, partially offset by increase in branch fee income.

              Noninterest expense for this segment decreased $28.5 million or 12% to $203.9 million during 2011, compared to $232.4 million in 2010. The decrease is primarily due to decreases in OREO and loan related expenses and compensation and employee benefits.

              Comparing 2010 to 2009, the Retail Banking segment reported a pre-tax loss of $5.0 million, representing a 78% improvement, compared to a pre-tax loss of $23.2 million in 2009. The reduction in the pre-tax loss was primarily driven by a 58% reduction in provision for loan losses of $102.8 million due to lower charge-off activity, which was partially offset by a 58% increase in noninterest expense of $85.7 million as a result of the UCB and WFIB acquisitions. Net interest income for this segment also increased $82.9 million or 32% from the acquired loan receivables.

Commercial Banking

              The Commercial Banking segment reported a pre-tax income of $227.7 million during 2011, compared to a pre-tax income of $157.9 million in 2010, an improvement of $69.8 million or 44%. The improvement for this segment is primarily due to reductions in loan loss provision and noninterest expense and improvements in noninterest income, partially offset by the decrease in net interest income.

              Net interest income for this segment decreased by $32.8 million or 7% to $460.2 million during 2011, compared to $493.0 million in 2010. The change in net interest income for this segment is primarily impacted by the disposal activity on the covered loan portfolio and the extended low interest rates on loans. The decrease in loan loss provisions for this segment of $60.0 million during 2011 relative to 2010 was due to decreased charge-off activity. Loan loss provisions are also impacted by average loan balances for each reporting segment.

              Noninterest income for this segment increased by $4.0 million or 15% to a loss of $21.9 million during 2011, compared to a loss of $25.9 million in 2010. The decrease in noninterest loss for this segment is attributed to higher loan related fees, swap income, foreign exchange fee income, offset by a higher net reduction from the FDIC indemnification asset and receivable.

              Noninterest expense for this segment decreased $8.2 million or 6% to $133.8 million during 2011, compared to $142.0 million in 2010. The decrease is primarily driven by decreases in OREO and loan related expenses and FDIC deposit insurance premiums, offset by an increase in compensation and employee benefits.

              Comparing 2010 to 2009, the Commercial Banking segment reported a pre-tax income of $157.9 million, or 191% increase, compared to a pre-tax loss of $173.4 million for 2009. The increase is primarily due to 86% increase in net interest income of $227.3 and 64% reduction in provision for loan losses of $225.7 million due to lower charge-off activities, offset by an 1120% reduction in noninterest income of $23.8 million and a 169% increase in noninterest expense of $89.1 million. The higher net interest income is due to the increase in loan receivables and accretion from the WFIB and UCB acquisitions. The decrease in noninterest income is primarily due to the higher reduction in the FDIC indemnification assets and receivables from the covered portfolio. The increase in noninterest expense in 2010 is attributed to the increases in compensation and employee benefits, OREO operations and loan and legal expenses.

Other

              This segment reported a pre-tax income of $53.4 million during 2011, compared to a pre-tax income of $103.0 million for 2010, a decrease of $49.6 million or 48%. The decrease is primarily due to decreases in net interest income and noninterest income, partially offset by a reduction in noninterest expense. Net interest income for this segment decreased $1.9 million or 3% to $61.4 million during 2011 compared to $63.3 million in 2010.

              Noninterest income for this segment decreased $23.4 million or 62% to $14.2 million income during 2011, compared to $ 37.6 million in 2010. This reduction is due to the gain on acquisition and higher gain on sales of investment securities in 2010, offset by lower impairment on investment securities in 2011.

              Noninterest expense for this segment decreased $5.7 million or 6% to $97.9 million during 2011, compared to $103.6 million in 2010. The decrease is mainly a reduction in compensation and employee benefits, partially offset by an increase in amortization of investments in affordable housing partnerships.

              Comparing 2010 to 2009, this segment reported a pre-tax income of $103.0 million compared to an income of $301.3 million in 2009, a change of $198.3 million or 66%. This decrease is primarily due to a $334.2 million or 90% reduction in noninterest income as well as a $59.9 million or 137% increase in noninterest expense, partially offset by a $98.9 million or 278% increase in net interest income. The lower noninterest income is due to the larger gain on the UCB acquisition recorded in 2009 compared to a smaller gain on acquisition recorded in 2010. Noninterest expense and net interest income were also impacted by the growth from acquisitions.

Balance Sheet Analysis

              Total assets increased $1.27 billion, or 6%, to $21.97 billion as of December 31, 2011. The increase is comprised predominantly of increases in cash and cash equivalents of $97.2 million, securities purchased under resale agreements of $286.4 million, available-for-sale investment securities of $196.6 million, loans held for sale of $58.4 million, net loans receivable of $753.9 million, due from customers on acceptances of $125.0 million and other assets of $212.5 million offset by decreases in short term investments of $81.7 million, FDIC indemnification asset and receivable of $273.9 million and OREO of $52.8 million. The increase in total assets was funded primarily through increases in deposits of $1.81 billion.

Investment Securities

              Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income or loss, net of tax, as a component of stockholders' equity. All investment securities have been classified as available-for-sale as of December 31, 2011 and December 31, 2010.

              Total investment securities available-for-sale increased 7% to $3.07 billion as of December 31, 2011, compared with $2.88 billion at December 31, 2010. The increase in investment securities was primarily funded by deposit growth. Total repayments/maturities and proceeds from sales of investment securities amounted to $1.78 billion and $702.6 million, respectively, during 2011. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $2.71 billion. We recorded net gains totaling $9.7 million and $31.2 million on sales of investment securities during 2011 and 2010, respectively. At December 31, 2011, investment securities available-for-sale with a par value of $2.17 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, FRB discount window, and for other purposes required or permitted by law.

              We perform regular impairment analyses on the investment securities. If we determine that a decline in fair value is other-than-temporary, a credit-related impairment loss is recognized in current earnings. Noncredit-related impairment losses are charged to other comprehensive income. Other-than-temporary declines in fair value are assessed based on factors including the period of time the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the probability that we will be unable to collect all amounts due, and our ability and intent to not sell the security before recovery of its amortized cost basis. For securities that are determined to not have other-than-temporary declines in value, we have both the ability and the intent to hold these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.

              The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities. The Company performs a monthly analysis on the pricing service quotes and the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from the third party is adjusted accordingly.

              Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize proprietary models that include observable market based inputs. Additionally, the majority of these independent broker quotations are non-binding.

              As a result of the financial crisis in the U.S. and global markets, the market for certain pooled trust preferred securities has been distressed since mid-2007. It is the Company's view that current broker prices (which are typically non-binding) on certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value.

              We have 24 individual securities that have been in a continuous unrealized loss position for twelve months or longer as of December 31, 2011. These securities are comprised of 19 investment grade debt securities and with a total fair value of $350.2 million and five positions in trust preferred securities with a total fair value of $9.6 million. The Company recorded other-than-temporary impairment losses in 2011 of $633 thousand for one trust preferred security.

              The majority of unrealized losses in the available-for-sale portfolio at December 31, 2011 are related to investment grade corporate debt securities that have been in a continuous loss position for less than twelve months. As of December 31, 2011, the Company had $1.32 billion in investment grade corporate debt securities available-for-sale, representing approximately 43% of the total investment securities available-for-sale portfolio.

              For complete discussion and disclosure see Note 6 to the Company's consolidated financial statements presented elsewhere in this report.

              The following table sets forth certain information regarding the fair values of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at December 31, 2011.

Table 6: Yields and Maturities of Investment Securities

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of December 31, 2011
Available-for-sale
U.S. Treasury securities	$—	—	$20,725	2.11%	$—	—	$—	—	$20,725	2.11%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	569,387	1.80%	7,191	2.09%	—	—	—	—	$576,578	1.81%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,241	6.81%	741	3.26%	32,522	4.05%	14,811	3.80%	$49,315	4.04%
Residential mortgage-backed securities	2,884	—	—	—	16,662	1.62%	974,224	2.81%	$993,770	2.78%
Municipal securities	14,763	5.62%	9,766	2.22%	39,635	3.26%	15,782	5.09%	$79,946	3.91%
Other residential mortgage-backed securities:
Investment grade	—	—	—	—	—	—	—	—	$—	—
Non-investment grade	—	—	—	—	—	—	—	—	$—	—
Corporate debt securities:
Investment grade	94,972	3.52%	313,442	2.97%	844,611	3.61%	69,536	5.56%	$1,322,561	3.55%
Non-investment grade	10,745	2.66%	5,580	5.38%	—	—	3,290	5.33%	$19,615	3.92%
Other securities	10,068	4.18%	—	—	—	—	—	—	10,068	4.18%

Total investment securities available-for-sale	$704,060		$357,445		$933,430		$1,077,643		$3,072,578

Covered Assets

              Covered assets consist of loans receivable and OREO that were acquired in the WFIB Acquisition on June 11, 2010 and in the UCB Acquisition on November 6, 2009 for which the Company entered into shared-loss agreements (the "shared-loss agreements") with the FDIC. The shared-loss agreements covered over 99% of the loans originated by WFIB and all of the loans originated by UCB, excluding the loans originated by UCB in China under its United Commercial Bank China (Limited) subsidiary. The Company will share in the losses, which began with the first dollar of loss incurred, on the loan pools (including single-family residential mortgage loans, commercial loans, foreclosed loan collateral and other real estate owned) covered ("covered assets") under the shared-loss agreements.

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

              The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

Table 7: Composition of Covered Loan Portfolio

	December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
Residential single-family	$442,732	9.4%	$553,541	9.3%
Residential multifamily	918,941	19.5%	1,093,331	18.4%
Commercial and industrial real estate	1,773,760	37.6%	2,085,674	35.0%
Construction and land	653,045	13.8%	1,043,717	17.5%

Total real estate loans	3,788,478	80.3%	4,776,263	80.2%

Other loans:
Commercial business	831,762	17.6%	1,072,020	18.0%
Other consumer	97,844	2.1%	107,490	1.8%

Total other loans	929,606	19.7%	1,179,510	19.8%

Total principal balance	4,718,084	100.0%	5,955,773	100.0%

Covered discount	(788,295)		(1,150,672)
Allowance on covered loans	(6,647)		(4,225)

Total covered loans, net	$3,923,142		$4,800,876

FDIC Indemnification Asset

              The FDIC indemnification asset represents the present value of the amounts the Company expects to receive from the FDIC under the shared-loss agreements. The difference between the present value of undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset was $511.1 million as of December 31, 2011, compared to $785.0 million as of December 31, 2010. During the year, the FDIC indemnification asset was reduced by $210.4 million as a result of paydowns, payoffs, loan sales, and charge-offs. The Company also recorded $59.9 million of amortization against income during the year. Additionally, during 2011 $3.6 million was recorded as the increase in the estimate of liability owed to the FDIC at the completion of the FDIC loss share agreements.

FDIC Receivable

              As of December 31, 2011 and 2010, the FDIC loss-sharing receivable was $76.6 million and $62.6 million, respectively. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include charge-offs, loan-related expenses and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan-related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

              For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 8 to the Company's consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

              We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable increased $1.69 billion, or 20%, to $10.34 billion at December 31, 2011.

              The following table sets forth the composition of the loan portfolio as of the dates indicated:

Table 8: Composition of Loan Portfolio

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$1,796,635	17.5%	$1,119,024	12.8%	$930,392	10.9%	$491,315	6.0%	$433,337	4.9%
Multifamily	933,168	9.1%	974,745	11.2%	1,022,383	12.0%	677,989	8.2%	690,941	7.8%

Total residential	$2,729,803	26.6%	$2,093,769	24.0%	$1,952,775	22.9%	$1,169,304	14.2%	$1,124,278	12.7%

Commercial Real Estate ("CRE"):
Income producing	3,487,866	33.8%	3,392,984	39.0%	3,606,178	42.5%	3,472,000	42.1%	4,183,473	47.4%
Construction	171,410	1.7%	278,047	3.2%	455,142	5.4%	1,260,724	15.3%	1,547,082	17.5%
Land	173,089	1.7%	235,707	2.7%	358,444	4.2%	576,564	7.0%	—	0.0%

Total CRE	$3,832,365	37.2%	$3,906,738	44.9%	$4,419,764	52.1%	$5,309,288	64.4%	$5,730,555	64.9%

Commercial and Industrial ("C&I"):
Commercial business	$2,655,917	25.8%	$1,674,698	19.2%	$1,283,182	15.1%	$1,210,260	14.6%	$1,314,068	14.8%
Trade finance	486,555	4.7%	308,657	3.5%	220,528	2.6%	343,959	4.2%	491,690	5.6%

Total C&I	$3,142,472	30.5%	$1,983,355	22.7%	$1,503,710	17.7%	$1,554,219	18.8%	$1,805,758	20.4%

Consumer:
Student loans	306,325	3.0%	490,314	5.6%	395,151	4.6%	—	0.0%	—	0.0%
Other consumer	277,461	2.7%	243,212	2.8%	229,633	2.7%	216,642	2.6%	184,518	2.0%

Total consumer	$583,786	5.7%	$733,526	8.4%	$624,784	7.3%	$216,642	2.6%	$184,518	2.0%

Total gross loans	10,288,426	100.0%	8,717,388	100.0%	8,501,033	100.0%	8,249,453	100.0%	8,845,109	100.0%

Unearned fees, premiums, and discounts, net	(16,762)		(56,781)		(43,529)		(2,049)		(5,781)
Allowance for loan losses	(209,876)		(230,408)		(238,833)		(178,027)		(88,407)
Loans held for sale	278,603		220,055		28,014		—		—

Loans receivable, net	$10,340,391		$8,650,254		$8,246,685		$8,069,377		$8,750,921

              Residential Loans.    The residential loan segment includes both single-family and multifamily loans. At December 31, 2011, $2.73 billion or 27% of the loan portfolio was residential real estate properties, compared to $2.09 billion or 24% at December 31, 2010.

              The Bank offers both fixed and adjustable rate ("ARM") first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $924.3 million and $430.8 million in new residential single-family loans during 2011 and 2010, respectively.

              The Bank also offers both fixed and ARM residential multifamily loan programs. For the years ended December 31, 2011 and 2010, the Bank originated $47.6 million and $26.4 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. The Bank considers all of the single-family and multifamily loans originated to be prime loans and underwriting criteria include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank does have some single-family loans with interest-only features. Single-family loans with interest-only features totaled $5.6 million or less than 1% and $7.8 million or 1% of total single-family loans at December 31, 2011 and 2010, respectively. Additionally, the Bank owns residential loans that permit different repayment options that were purchased years ago. For these loans, there is the potential for negative amortization if the borrower chooses so. These residential loans that permit different repayment options totaled $14.0 million, or 1%, and $16.9 million, or 1%, of total residential loans at December 31, 2011 and 2010, respectively. None of these loans were negatively amortizing as of December 31, 2011 and 2010.

              The bank also offers a low loan documentation program for single family residential loans. These loans require a large down payment and a low loan to value "LTV". These loans have historically experienced low delinquency and default rates. Loans originated under this program during 2011 totaled $800.1 million. Historically, the Bank has offered this program; however, due to the uncertain regulatory and legislative environments the bank did not originate these loans during 2010.

              Commercial Real Estate Loans.    The commercial real estate loan segment includes income producing real estate loans, construction loans and land loans. We continue to originate commercial real estate loans that are advantageous opportunities for the Bank. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Commercial real estate loans accounted for $3.83 billion or 37%, and $3.91 billion or 45%, of our non-covered loan portfolio at December 31, 2011, and 2010, respectively.

              Since a significant portion of our real estate loans are secured by properties located in California, declines in the California economy and in real estate values could have a significant effect on the collectability of our loans and on the level of allowance for loan losses required.

              Commercial and Industrial Loans.    The commercial and industrial loan segment includes commercial business and trade finance loans. We finance small and middle-market businesses in a wide spectrum of industries throughout California. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, small business administration loans and lease financing. Included in our trade finance loans are a variety of international trade services and products, including letters of credit, revolving lines of credit, import loans, bankers' acceptances, working capital lines, domestic purchase financing and pre-export financing. At December 31, 2011, the commercial and industrial loans segment accounted for a total of $3.14 billion or 31% of our loan portfolio, compared to $1.98 billion or 23% at December 31, 2010. The increase in this loan segment is due to a focus during 2011 and going forward of growing the commercial and industrial loan portfolio while reducing our exposure to non income producing commercial real estate loans.

              Most of our trade finance activities are related to trade with Asian countries. However, a significant majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import and export activities. In addition, we also offer Export-Import financing to various domestic and foreign customers; the export loans are guaranteed by the Export-Import Bank of the United States. Our trade finance portfolio as of December 31, 2011 primarily represents loans made to borrowers that import goods into the U.S. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. At December 31, 2011, total unfunded commitments related to trade finance loans increased 4% to $551.0 million, compared to $529.0 million at December 31, 2010.

              Consumer Loans.    The consumer loans segment includes student loans and other consumer loans. Consumer loans decreased from $733.5 million at December 31, 2010 to $583.8 million at December 31, 2011, a decrease of 20%. A majority of our student loans are 100% guaranteed by the U.S Department of Education. The other consumer loan portfolio is mainly comprised of home equity lines of credit and auto loans.

              Loans Held for Sale.    At December 31, 2011, loans held for sale are mainly comprised of the student loans segment. Loans held for sale totaled $278.6 million and $220.1 million as of December 31, 2011 and 2010, respectively. During 2011, in total, loans receivable of $644.9 million were reclassified to loans held for sale. These loans were purchased by the Company with the intent to be held for investment; however, subsequent to the loan's purchase, the Company's intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $652.7 million in 2011, resulting in net gains on sales of $14.5 million. Proceeds from sales of loans held for sale were $409.5 million and $37.1 million in 2010 and 2009, respectively. Net gains on sales were $18.5 million in 2010 compared to an insignificant amount in 2009.

              Foreign Loans—At December 31, 2011 $628.4 million of loans were originated or acquired and held in our overseas offices, including our Hong Kong branch and our subsidiary bank in China. These loans represent 2.9% of total consolidated assets. These loans are included in the Composition of Loan Portfolio table above.

Table 9: Maturity of Loan Portfolio

	Within One Year	After One But Within Five Years	More Than Five Years	Total
	(In thousands)
Residential	$1,834	$208,387	$2,519,582	$2,729,803
Commercial Real Estate	81,265	2,378,459	1,372,641	3,832,365
Commercial and Industrial	56,942	2,810,405	275,125	3,142,472
Consumer	6,626	23,087	554,073	583,786

Total	$146,667	$5,420,338	$4,721,421	$10,288,426

              As of December 31, 2011, outstanding loans, including projected prepayments, scheduled to be repriced within one year, after one but within five years, and in more than five years, excluding nonaccrual loans, are as follows:

Table 10: Loans Scheduled to be Repriced

	Within One Year	After One But Within Five Years	More Than Five Years	Total
	(In thousands)
Total fixed rate	$604,151	$315,921	$636,330	$1,556,402
Total variable rate	4,502,239	3,201,995	907,813	8,612,047

Total	$5,106,390	$3,517,916	$1,544,143	$10,168,449

Mortgage Servicing Assets

              As of December 31, 2011, we had $6.9 million in mortgage servicing assets, which is net of $4.3 million in total valuation allowances. Mortgage servicing assets are initially recorded at fair value. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually-specified servicing fees. The primary determinants of the fair value of mortgage servicing assets are prepayment speeds and discount rates. Published industry standards are used to derive market-based assumptions. Changes in the assumptions used may have a significant impact on the valuation of mortgage servicing assets. Evaluation of impairment is performed on a quarterly basis. We record mortgage servicing assets for loans sold or securitized for which servicing has been retained by the Bank.

              We recorded an impairment of $927 thousand in mortgage servicing assets during 2011, compared with an impairment of $808 thousand in 2010. The decline in interest rates as well as the overall increases in borrower refinancing and prepayment rates related to the underlying sold or securitized loans have caused the value of mortgage servicing assets to decrease. For complete discussion and disclosure see Note 14 to the Company's consolidated financial statements presented elsewhere in this report.

Non-covered Nonperforming Assets

              Generally, our policy is to place a loan on nonaccrual status if principal or interest payments are past due in excess of 90 days or the full collection of principal or interest becomes uncertain, regardless of the length of past due status. When a loan reaches nonaccrual status, any interest accrued on the loan is reversed and charged against current income. In general, subsequent payments received are applied to the outstanding principal balance of the loan. Nonaccrual loans that demonstrate a satisfactory payment trend for several months are returned to full accrual status subject to management's assessment of the full collectability of the loan.

              Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets as a percentage of total assets were 0.80% and 0.94% at December 31, 2011 and 2010, respectively. Nonaccrual loans totaled $145.6 million and $172.9 million at December 31, 2011 and 2010, respectively. During 2011, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold $83.5 million in problem loans and $27.6 million in non-covered OREO properties during 2011. Net charge-offs for non-covered nonperforming loans were $112.1 million for the year ended December 31, 2011. For non-covered OREO properties, write-downs of $3.0 million were recorded for the year ended December 31, 2011.

              Approximately $43.8 million, or 52%, of our problem loan sales during 2011 were all-cash transactions. We also partially financed selected loan sales to unrelated third parties. Problem loans are sold on a servicing released basis and the shortfall between the loan balance and any new notes is charged off. A substantial down payment, typically 20% or greater, is generally received from the new borrower purchasing the problem loan. The underlying sales agreements provide for full recourse to the new borrower and require that periodic updated financial information be provided to demonstrate their ability to service the new loan. The Company maintains no effective control over the transferred loans.

              Loans totaling $236.9 million were placed on nonaccrual status during 2011. As part of our loan review process, loans totaling $45.8 million which were not 90 days past due as of December 31, 2011 were included in nonaccrual loans as of December 31, 2011. Additions to nonaccrual loans during 2011 were offset by $124.7 million in gross charge-offs, $73.3 million in payoffs and principal paydowns, $38.1 million in loans that were transferred to other real estate owned, and $28.1 million in loans brought current. Additions to nonaccrual loans during the year ended December 31, 2011 were comprised of $48.6 million in residential loans $155.3 million in commercial real estate loans, $28.2 million in commercial and industrial loans and $4.8 million in consumer loans.

              The Company did not have any loans 90 or more days past due accruing interest at December 31, 2011 and 2010.

              The Company had $99.6 million and $122.1 million in total performing restructured loans as of December 31, 2011 and 2010, respectively. Nonperforming restructured loans were $38.9 million and $42.1 million at December 31, 2011 and 2010, respectively, and are included in nonaccrual loans. Included in the total restructured loans as of December 31, 2011 and 2010 were $22.8 million and $57.3 million in performing A/B notes, respectively. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B notes balance as of December 31, 2011 is comprised of A note balances only. A notes are not disclosed as TDRs in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is performing based on the terms specified by the restructuring agreement. At December 31, 2011, the amount of unfunded commitments for restructured loans was $7.1 million. As of December 31, 2011, restructured loans were comprised of $5.6 million in single-family loans, $16.3 million in multifamily loans, $50.5 million in commercial real estate loans, $7.7 million in CRE construction loans, $36.5 million in CRE land loans and $21.9 million in commercial business loans.

              Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. As of December 31, 2011, the Company had 37 OREO properties with a combined carrying value of $29.3 million. Approximately 62% of the carrying value of OREO properties as of December 31, 2011 were located in California, compared to 75% in 2010. During 2011, the Company foreclosed on 58 properties with an aggregate carrying value of $38.0 million as of the foreclosure date. Additionally, the Company recorded $3.0 million in write-downs. During this period, the Company also sold 51 OREO properties for total proceeds of $26.6 million resulting in a total net loss on sale of $151 thousand and charges against the allowance for loan losses totaling $780 thousand. As of December 31, 2010, the Company had 30 OREO properties with a carrying value of $21.9 million. During 2010, the Company foreclosed on 81 properties with an aggregate carrying value of $57.3 million as of the foreclosure date. Additionally, the Company recorded $7.0 million in write-downs. During this period, the Company also sold 79 OREO properties for total proceeds of $39.5 million resulting in a total net loss on sale of $145 thousand and charges against the allowance for loan losses totaling $2.6 million. During the year ended December 31, 2009, the Company sold 153 OREO properties with a combined carrying value of $112.2 million for a net loss of $5.4 million.

              The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

Table 11: Nonperforming Assets

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans	$145,632	$172,929	$173,180	$214,607	$63,882
Loans 90 or more days past due but not on nonaccrual	—	—	—	—	—

Total nonperforming loans	145,632	172,929	173,180	214,607	63,882

Non-covered other real estate owned, net	29,350	21,865	13,832	38,302	1,500

Total nonperforming assets	$174,982	$194,794	$187,012	$252,909	$65,382

Performing restructured loans	$99,603	$122,139	$114,800	$10,950	$2,081
Total nonperforming assets to total assets	0.80%	0.94%	0.91%	2.12%	0.57%
Allowance for loan losses to nonperforming loans	144.11%	133.24%	137.91%	82.95%	138.39%
Nonperforming loans to total gross non-covered loans	1.38%	1.93%	2.04%	2.60%	0.72%

              Covered nonperforming assets totaled $258.1 million, representing 1.17% of total assets at December 31, 2011. These covered nonperforming assets are subject to the shared-loss agreements with the FDIC.

              We evaluate loan impairment according to the provisions of ASC 310-10-35, Receivables—Overall—Subsequent Measurement. Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses. Also, in accordance with ASC 310-10-35, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

              At December 31, 2011, the Company's total recorded investment in impaired loans was $219.6 million, compared with $281.0 million at December 31, 2010. The decrease in impaired loans is largely due to a decrease in nonperforming loans. All nonaccrual and doubtful loans are included in impaired loans. Impaired loans at December 31, 2011 are comprised of single-family loans totaling $9.1 million, multifamily loans totaling $31.8 million, income producing commercial real estate loans totaling $63.6 million, CRE construction loans totaling $46.5 million, CRE land loans totaling $34.5 million, commercial business loans totaling $31.6 million and other consumer loans totaling $2.5 million. As of December 31, 2011, the allowance for loan losses included $13.0 million for impaired loans with a total recorded balance of $30.4 million. As of December 31, 2010, the allowance for loan losses included $10.0 million for impaired loans with a total recorded balance of $20.6 million.

              Our average recorded investment in impaired loans during 2011 and 2010 totaled $252.4 million and $317.2 million, respectively. During 2011 and 2010, gross interest income that would have been recorded on nonaccrual loans, had they performed in accordance with their original terms, totaled $9.4 million and $12.7 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $3.5 million and $7.2 million, respectively.

Allowance for Loan Losses

              We are committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is appropriate at December 31, 2011, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

              The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the year. At December 31, 2011, the allowance for loan losses amounted to $216.5 million, which includes $6.6 million allocated to covered loans. In comparison, at December 31, 2010, the allowance for loan losses amounted to $234.6 million, which includes $4.2 million allocated to covered loans. At December 31, 2011, the allowance for loan losses on non-covered loans amounted to $209.9 million, or 2.04% of total non-covered loans receivable, compared with $230.4 million, or 2.64% of total non-covered loans receivable, at December 31, 2010. The $18.1 million decrease in the allowance for loan losses at December 31, 2011, from year-end 2010, reflects lower loan loss provisions, and less net charge-offs recorded during the year. The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $11.0 million at December 31, 2011, compared to $10.0 million at December 31, 2010. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

              We recorded $95.0 million in loan loss provisions during 2011, as compared to $200.2 million in loss provisions recorded during 2010. The decrease in loss provisions recorded during 2011, compared to 2010 was primarily due to credit quality improvement, partially offset by increases in the allowance for loan losses on commercial and residential loans, commensurate with the increases in these portfolios. During 2011, we recorded $112.1 million in net charge-offs representing 1.16% of average loans outstanding during the year. In comparison, we recorded net charge-offs totaling $202.5 million, or 2.35% of average loans outstanding, during 2010. Also during the year, sale proceeds of $49.1 million were received on notes with a carrying value of $83.5 million. $27.1 million in loans were originated to facilitate the sales of loans; the remaining difference between the carrying value and the sale amount was charged against the allowance for loan losses. Given the improvements in credit quality we are seeing in the loan portfolio, it is expected that provision for loan losses and net charge-offs will continue to decrease throughout 2012.

              The following tables summarize activity in the allowance for loan losses for the periods indicated:

Table 12.1: Allowance for Loan Losses 2011 and 2010

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Allowance balance, beginning of year	$234,633	$238,833
Allowance for unfunded loan commitments and letters of credit	(1,048)	(1,833)
Provision for loan losses	95,006	200,159
Gross chargeoffs:
Residential	13,323	49,685
Commercial real estate	78,803	137,460
Commercial and industrial	30,606	35,479
Consumer	1,959	2,579

Total gross chargeoffs	124,691	225,203

Gross recoveries:
Residential	596	1,626
Commercial real estate	4,691	10,073
Commercial and industrial	7,041	10,116
Consumer	295	862

Total gross recoveries	12,623	22,677

Net chargeoffs	112,068	202,526

Allowance balance, end of year(1)	$216,523	$234,633

Average loans outstanding	$9,668,106	$8,634,283

Total gross loans outstanding, end of year	$10,288,426	$8,717,388

Net chargeoffs to average loans	1.16%	2.35%
Allowance for loan losses to total gross loans at end of year	2.10%	2.69%

(1)
Includes allowance for loan losses allocated to covered loans subject to general reserves. Allowance for covered loans totaled $6.6 million and $4.2 million as of December 31, 2011 and 2010, respectively.

              Table 12.2: Allowance for Loan Losses 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Allowance balance, beginning of year	$178,027	$88,407	$78,201
Allowance from acquisitions	—	—	4,125
Allowance for unfunded loan commitments and letters of credit	(1,778)	5,044	841
Provision for loan losses	528,666	226,000	12,000
Impact of desecuritization	9,262	—	—
Gross chargeoffs:
Residential single-family	33,778	3,522	335
Multifamily real estate	20,153	1,966	—
Commercial and industrial real estate	159,969	53,459	—
Construction	206,732	57,629	2,810
Commercial business	53,152	24,639	3,740
Trade finance	6,868	5,707	249
Automobile	85	268	30
Other consumer	4,519	261	42

Total gross chargeoffs	485,256	147,451	7,206

Gross recoveries:
Residential single-family	771	37	—
Residential multifamily	617	—	—
Commercial and industrial real estate	2,213	2,467	7
Construction	3,312	2,654	—
Commercial business	2,684	835	419
Trade finance	237	9	—
Automobile	50	25	20
Other consumer	28	—	—

Total gross recoveries	9,912	6,027	446

Net chargeoffs	475,344	141,424	6,760

Allowance balance, end of year	$238,833	$178,027	$88,407

Average loans outstanding	$8,355,825	$8,601,825	$8,354,989

Total gross loans outstanding, end of year	$8,501,033	$8,249,453	$8,845,109

Net chargeoffs to average loans	5.69%	1.64%	0.08%
Allowance for loan losses to total gross loans at end of year	2.81%	2.16%	1.00%

              Our methodology to determine the overall appropriateness of the allowance is based on a loss migration model and qualitative considerations. The migration analysis looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. We utilize historical loss factors derived from trends and losses associated with each pool over a specified period of time. Based on this process, we assign loss factors to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be indicative of the actual or inherent loss potential. As such, we utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations. Qualitative and environmental factors are reflected as percent adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance amount for each loan pool.

              The following table reflects the Company's allocation of the allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated.

              Table 13.1: Allowance for Loan Losses by Loan Segment 2011 and 2010

	At December 31,
	2011		2010
	Amount	%	Amount	%
	(Dollars in thousands)
Residential	$52,180	26.6%	$49,491	24.0%
Commercial Real Estate	66,457	37.2%	117,752	44.9%
Commercial and Industrial	87,020	30.5%	59,737	22.7%
Consumer	4,219	5.7%	3,428	8.4%
Covered loans subject to general reserves	6,647	0.0%	4,225	0.0%

Total	$216,523	100.0%	$234,633	100.0%

              The decrease of $18.1 million in the allowance for loan losses at December 31, 2011, relative to year-end 2010, was primarily due to credit quality improvement, partially offset by increases in the allowance for loan losses on commercial and residential loans, commensurate with the increases in these portfolios.

Deposits

              We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $1.81 billion to $17.45 billion at December 31, 2011, as compared to $15.64 billion at December 31, 2010. The increase in total deposits was due to increases of $816.3 million, or 30.5%, in noninterest-bearing demand deposits, $380.5 million, or 5.6% in time deposits, $221.0 million, or 5.0%, in money market accounts, $213.7 million, or 28.2% in interest-bearing checking and $180.1 million, or 18.3% in savings deposits. During 2011, we grew deposits from our retail network and commercial customers by $1.74 billion and increased brokered deposits by $70.9 million.

              As of December 31, 2011, time deposits within the Certificate of Deposit Account Registry Service ("CDARS") program decreased to $580.9 million, compared to $713.5 million at December 31, 2010. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

              Public deposits increased 58.3% to $928.0 million at December 31, 2011, from $586.2 million at December 31, 2010. A large portion of these public funds are comprised of deposits from the State of California.

              Time deposits greater than $100 thousand were $4.96 billion, representing 28.4% of the deposit portfolio at December 31, 2011. These accounts, consisting primarily of deposits by consumers, had a weighted average interest rate of 1.83% at December 31, 2011. The following table provides the remaining maturities at December 31, 2011 of time deposits greater than $100 thousand:

Table 14: Time Deposits $100,000 or Greater

(In thousands)
3 months or less	$2,022,492
Over 3 months through 6 months	1,081,147
Over 6 months through 12 months	1,138,193
Over 12 months	717,565

Total	$4,959,397

Borrowings

              We utilize a combination of short-term and long-term borrowings to manage our liquidity position. At December 31, 2011 we had no federal funds purchased and $22 thousand of federal funds purchased at December 31, 2010, respectively. FHLB advances decreased 63% to $455.3 million as of December 31, 2011, compared to $1.21 billion at December 31, 2010. The decrease in FHLB advances is consistent with our overall strategy to improve our cost of funds. During 2011, a portion of the proceeds from the maturities and sales of investment securities and redemption of our money market mutual funds was used to pay down our borrowings. During 2011, long-term FHLB advances totaling $523.5 million were prepaid, with additional prepayment penalties of $11.8 million. We also paid off $200.0 million in matured overnight FHLB advances during 2011. As of December 31, 2011 and December 31, 2010 we had no overnight FHLB advances and $200.0 million in overnight FHLB advances, respectively.

              In addition to federal funds purchased and FHLB advances, we also utilize securities sold under repurchase agreements ("repurchase agreements") to manage our liquidity position. Repurchase agreements totaled $1.02 billion and $1.08 billion as of December 31, 2011 and 2010, respectively. Included in these balances are $25.2 million and $88.5 million in short-term repurchase agreements as of December 31, 2011 and 2010, respectively. The interest rates on these short-term repurchase agreements were 0.57% and 0.54% at December 31, 2011 and 2010, respectively. The remaining repurchase agreements are long-term with interest rates that are largely fixed primarily ranging from 4.15% to 5.13% as of December 31, 2011. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

              Long-term debt is comprised of subordinated debt and junior subordinated debt. Long-term debt decreased $23.4 million or 10% to $212.2 million as of December 31, 2011, compared to $235.6 million as of December 31, 2010. The decrease is mainly due to repayment of $21.4 million of junior subordinated debt securities, which were called with a repayment penalty of $526 thousand during 2011. These debt securities were repaid in order to reduce higher interest-bearing debt and in anticipation of the phase out of trust preferred securities as Tier I regulatory capital, beginning in 2013. Subordinated debt, qualifies as Tier II capital for regulatory purposes, and junior subordinated debt, qualifies as Tier I capital for regulatory purposes, both issues in connection with our various pooled trust preferred securities offerings. Under the Dodd-Frank Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital beginning in 2013 with phase-out complete by 2016.

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

Commitments

              As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to customers as of December 31, 2011 is as follows:

Table 15: Significant Commitments

December 31, 2011
(In thousands)
Undisbursed loan commitments	$2,187,562
Standby letters of credit	1,576,867
Commercial letters of credit	61,585

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

Contractual Obligations

              The following table presents, as of December 31, 2011, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

Table 16: Contractual Obligations

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity	Total
	(In thousands)
Deposits	$6,244,874	$663,619	$180,446	$229,707	$10,398,589	$17,717,235
Federal funds purchased	—	—	—	—	—	—
FHLB advances	17,744	155,310	118,420	207,215	—	498,689
Securities sold under repurchase agreements	72,619	94,822	1,016,220	51,546	—	1,235,207
Notes payable	—	—	—	—	85,987	85,987
Long-term debt obligations	4,260	8,519	82,056	196,688	—	291,523
Operating lease obligations	22,149	37,494	23,206	24,900	—	107,749
Unrecognized tax benefits	(1,750)	(2,086)	(952)	—	—	(4,788)
Postretirement benefit obligations	267	813	929	17,652	—	19,661

Total contractual obligations	$6,360,163	$958,491	$1,420,325	$727,708	$10,484,576	$19,951,263

              The operating lease obligation as of December 31, 2011 includes the leases assumed by the Company as part of the FDIC-assisted transactions of WFIB and UCB.

Capital Resources

              At December 31, 2011, stockholders' equity totaled $2.31 billion, a 9.4% increase from the year-end 2010 balance of $2.11 billion. The increase is comprised of the following: (1) net income of $245.2 million recorded during 2011; (2) stock compensation costs amounting to $13.5 million related to grants of restricted stock and stock options; (3) issuance of common stock totaling $5.7 million, representing 1,052,756 shares, pursuant to various stock plans and agreements; and (4) net tax benefit of $717 thousand from various stock plans. These transactions were offset by: (1) dividends on common stock and preferred stock totaling $30.7 million; (2) unrealized loss on investment securities available-for-sale, net of tax, of $18.0 million; (3) repurchase of common stock warrants amounting to $14.5 million, representing 1,517,555 shares; (4) additional noncredit-related impairment loss on investment securities amounting to $3.0 million; (5) purchase of treasury shares related to vested restricted stock amounting to $649 thousand, representing 29,610 shares; and (6) foreign currency translation adjustments, net of tax, of $605 thousand.

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

Series A Preferred Stock Offering

              In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A ("Series A"), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The proceeds from this offering were used to augment the Company's liquidity and capital positions and reduce its borrowings. See Note 24 of the Notes to Consolidated Financial Statements for additional information.

TARP Repayment

              In October 2008, the U.S. Treasury announced its intention to inject capital into certain eligible financial institutions under the TARP Capital Purchase Program ("TARP CPP"). In December 2008, we participated in the TARP CPP by issuing to the U.S. Treasury 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and warrants for an aggregate purchase price of $306.5 million. On December 29, 2010, in accordance with approvals received from the U.S. Treasury and the Federal Reserve Board, the Company repurchased all shares of the TARP CPP preferred stock and the related accrued and unpaid dividends by using $308.4 million of available cash, without raising any capital or debt. As of December 31, 2010, there were 1,517,555 warrants outstanding. On January 26, 2011, the Company repurchased all 1,517,555 outstanding warrants for $14.5 million.

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

Risk-Based Capital

              We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed "well-capitalized." At December 31, 2011, the Bank's Tier I and total capital ratios were 14.7% and 16.3%, respectively, compared to 15.7% and 17.4%, respectively, at December 31, 2010.

              The following table compares East West Bancorp, Inc.'s and East West Bank's actual capital ratios at December 31, 2011, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Table 17: Regulatory Required Ratios

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	16.4%	16.3%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	14.8%	14.7%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.7%	9.6%	4.0%	5.0%

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

              Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the Federal Home Loan Bank of San Francisco, and issuances of long-term debt. These funding sources are augmented by payments of principal and interest on loans and securities. In addition, government programs, such as the FDIC's Temporary Liquidity Guarantee Program ("TLGP"), may influence deposit behavior. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

              During the years ended December 31, 2011, 2010, and 2009, we experienced net cash inflows from operating activities of $255.3 million, $869.2 million, and $155.3 million, respectively. Net cash inflows from operating activities were primarily due to net income earned during the year.

              Net cash (outflows) inflows from investing activities totaled ($1.07) billion, $93.2 million, and $1.45 billion during 2011, 2010, and 2009, respectively. Net cash outflow from investing activities for 2011 was primarily due to purchases of securities purchased under resale agreements and investment securities available-for-sale. Net cash inflows from investment activities for 2010 and 2009 were due primarily to repayment, redemption and sales of investment securities offset by purchases of investment securities.

              We experienced net cash inflows from financing activities of $914.2 million during the year ended December 31, 2011, primarily due to the increase in deposits. During 2010, we had net cash outflows from financing activities of $729.7 million primarily due to repayment of FHLB advances. During 2009, we had net cash outflows from financing activities of $1.38 billion primarily due to repayment of short-term borrowings.

              As a means of augmenting our liquidity, we have available a combination of borrowing sources comprised of the Federal Reserve Bank's discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2011, we are not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of December 31, 2011, we are not aware of any material commitments for capital expenditures in the foreseeable future.

              The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the years ended December 31, 2011 and 2010, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $72.0 million and $85.0 million, respectively. As of December 31, 2011, approximately $262.7 million of undivided profits of the Bank were available for dividends to the Company. In January 2012, $250.0 million in dividends were upstreamed to East West Bancorp. On January 19, 2012, the Board of Directors declared first quarter dividends on the Company's common stock and Series A preferred stock. The Board of Directors authorized common stock dividends of $0.10 per share for the first quarter of 2012.

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

              Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2011 and 2010, assuming a non-parallel shift of 100 and 200 basis points in both directions:

Table 18: Rate Shock Table

	Net Interest Income Volatility(1)		Net Portfolio Value Volatility(2)
Change in Interest Rates (Basis Points)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
+200	6.2%	(0.4)%	2.4%	1.5%
+100	3.0%	(1.6)%	0.5%	0.4%
-100	(0.9)%	6.8%	(5.9)%	0.5%
-200	(1.2)%	7.1%	(14.2)%	(0.9)%

(1)
The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)
The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

              All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2011 and 2010. In a declining rate environment, the interest rate floors on these loans contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates. At December 31, 2011 and 2010, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

              The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of December 31, 2011. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

Table 19: Expected Maturity for Financial Instruments

	Expected Maturity or Repricing Date by Year
								Fair Value at December 31, 2011
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(Dollars in thousands)
Assets:
CD investments	$526,374	$—	$250	$—	$—	$—	$526,624	$528,885
Average yield (fixed rate)	4.36%	0.00%	4.00%	0.00%	0.00%	0.00%	4.36%
Short-term investments	$488,098	$—	$—	$—	$—	$—	$488,098	$488,098
Weighted average rate	0.41%	0.00%	0.00%	0.00%	0.00%	0.00%	0.41%
Securities purchased under resale agreements	$765,316	$—	$—	$—	$—	$225,000	$990,316	$995,627
Weighted average rate	1.71%	0.00%	0.00%	0.00%	0.00%	4.06%	2.24%
Investment securities	$1,643,664	$197,929	$134,292	$177,720	$111,417	$807,556	$3,072,578	$3,072,578
Weighted average rate	2.99%	4.39%	3.83%	3.93%	3.88%	4.19%	3.52%
Total covered gross loans	$3,859,795	$431,548	$190,681	$106,100	$63,217	$127,841	$4,779,182	$4,616,986
Weighted average rate	4.77%	6.18%	6.28%	6.19%	6.06%	6.28%	5.05%
Total non-covered gross loans	$8,233,200	$808,427	$480,573	$308,077	$225,923	$454,188	$10,510,388	$10,208,365
Weighted average rate	4.75%	5.49%	5.75%	5.78%	5.86%	5.40%	4.93%
Liabilities:
Checking accounts	$971,179	$—	$—	$—	$—	$—	$971,179	$971,179
Weighted average rate	0.28%	0.00%	0.00%	0.00%	0.00%	0.00%	0.28%
Money market accounts	$4,678,409	$—	$—	$—	$—	$—	$4,678,409	$4,678,409
Weighted average rate	0.35%	0.00%	0.00%	0.00%	0.00%	0.00%	0.35%
Savings deposits	$1,164,618	$—	$—	$—	$—	$—	$1,164,618	$1,164,618
Weighted average rate	0.19%	0.00%	0.00%	0.00%	0.00%	0.00%	0.19%
Time deposits	$6,182,939	$511,332	$133,462	$88,858	$79,428	$149,982	$7,146,001	$7,194,125
Weighted average rate	0.93%	1.08%	1.81%	1.52%	1.47%	3.34%	1.02%
Short term borrowings	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
FHLB advances	$—	$75,000	$50,000	$20,000	$75,000	$205,000	$425,000	$479,029
Weighted average rate	0.00%	4.43%	4.43%	4.46%	3.96%	4.07%	4.17%
Short term repurchase agreements	$25,208	$—	$—	$—	$—	$—	$25,208	$25,207
Weighted average rate	0.57%	0.00%	0.00%	0.00%	0.00%	0.00%	0.57%
Securities sold under repurchase agreements (fixed rate)	$—	$—	$—	$245,000	$700,000	$—	$945,000	$1,094,789
Weighted average rate	0.00%	0.00%	0.00%	4.50%	4.92%	0.00%	4.81%
Securities sold under repurchase agreements (variable rate)	$50,000	$—	$—	$—	$—	$—	$50,000	$57,334
Weighted average rate	4.15%	0.00%	0.00%	0.00%	0.00%	0.00%	4.15%
Subordinated notes (variable rate)	$75,000	$—	$—	$—	$—	$—	$75,000	$68,622
Weighted average rate	1.54%	0.00%	0.00%	0.00%	0.00%	0.00%	1.54%
Junior subordinated debt (variable rate)	$137,178	$—	$—	$—	$—	$—	$137,178	$75,770
Weighted average rate	2.26%	0.00%	0.00%	0.00%	0.00%	0.00%	2.26%

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

              The fair values of interest-bearing deposits in other banks are based on the discounted cash flow approach. The discount rate is derived from the Bank's time deposit rate curve. The fair values of short-term investments generally approximate their book values due to their short maturities. For securities purchased under resale agreements, fair values are calculated by discounting future cash flows based on expected maturities or repricing dates utilizing estimated market discount rates and taking into consideration the call features of each instrument. The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values. For the private-label mortgage-backed security, the fair value was derived based on weighted average of broker prices based on market approach and income approach (discounted cash flow). For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses. The discount rate is derived from assumptions using an exit pricing approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit quality and liquidity risk premiums, and specific nonperformance and default experience in the collateral underlying the securities.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              For quantitative and qualitative disclosures regarding market risk in our portfolio, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Asset Liability and Market Risk Management" presented elsewhere in this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The financial statements of the Company, including the "Report of Independent Registered Public Accounting Firm," are included in this report immediately following Part IV.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

              As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2011.

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

              Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Based on our assessment, we concluded, as of December 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

              There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Audit Report of the Company's Registered Public Accounting Firm

              The independent registered public accounting firm of KPMG LLP, as auditors of East West Bancorp's consolidated financial statements, has issued an audit report on the effectiveness of internal control over financial reporting based on criteria established in Internal Control—Integrated Framework, issued by COSO, which is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
East West Bancorp, Inc.:

We have audited East West Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Los Angeles, California
February 28, 2012

ITEM 9B.    OTHER INFORMATION

              None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

              Information concerning directors and executive officers of the Company, to the extent not included under Item 1 under the heading "Executive Officers of the Registrant" appearing at the end of Part I of this report, will appear in the Company's definitive proxy statement for the 2012 Annual Meeting of Shareholders (the "2012 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "ELECTION OF DIRECTORS," if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period. Additionally, information on compensation arrangements for the Board of Directors of the Company is set forth as Exhibit 10.12 "Director Compensation."

Code of Ethics

              The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on our internet website at www.eastwestbank.com.

Audit Committee Financial Experts

              The Company has determined that all members of the Audit Committee, namely Directors Andrew Kane, John Lee, Paul Irving and Keith Renken are "Audit Committee Financial Experts" as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. All members of the Audit Committee are independent of management.

ITEM 11.    EXECUTIVE COMPENSATION

              Information concerning executive compensation of the Company's named executives will appear in the 2012 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "DIRECTOR COMPENSATION," "COMPENSATION OF EXECUTIVE OFFICERS," "COMPENSATION DISCUSSION AND ANALYSIS," and "REPORT BY THE COMPENSATION COMMITTEE," if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

              Information concerning security ownership of certain beneficial owners and management will appear in the 2012 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled "BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT" if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Securities Authorized for Issuance Under Equity Compensation Plans

              The following table provides information as of December 31, 2011 regarding equity compensation plans under which equity securities of the Company were authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	945,080	$27.19	4,648,828
Equity compensation plans not approved by security holders	—	—	—

Total	945,080	$27.19	4,648,828

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

              Information concerning certain relationships and related transactions will appear in the 2012 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

              Information concerning principal accountant fees and services will appear in the 2012 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM," if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

              The following financial statements included in the registrant's 2011 Annual Report to Shareholders are included. Page number references are to the 2011 Annual Report to Shareholders.

(a)(2) Financial Statement Schedules

              Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.]
3.3	Amendment to the Certification of Incorporation of the Registrant [Incorporated by reference from Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2005.]
3.4	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Exhibit A of the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2008.]
3.5	Bylaws of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.6	Amended and Restated Bylaws of the Registrant dated May 29, 2008 [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on June 3, 2008.]
3.7	Certificate of Designations of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A, including Form of Series A Preferred Stock Certificate [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on April 30, 2008.]

Exhibit No.	Exhibit Description
3.8	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.] (Repurchased in December 2010)
3.9	Certificate of Designations of Mandatory Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series C [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on November 12, 2009.] (Converted in March 2010)
4.1	Specimen Common Stock Certificate of Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
4.2	Form of Certificate of the Registrant's 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on April 30, 2008.]
4.3	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.] (Repurchased in December 2010)
4.4	Warrant to purchase up to 3,035,109 shares of Common Stock [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.] (Repurchased in January 2011)
10.1	Employment Agreement with Dominic Ng+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.2	Employment Agreement with Julia Gouw+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.5	Employment Agreement with Douglas P. Krause+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.6.1	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.6.2	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+ [Incorporated by reference from Registrant's Definitive Proxy Statement—Exhibit A filed with the Commission on April 14, 2011.]
10.6.3	1998 NonQualified Stock Option Program for Employees and Independent Contractors+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.4	Performance-Based Bonus Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.5	1999 Spirit of Ownership Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.6	2003 Directors' Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.9.1	Employment Agreement with James T. Schuler%+
10.10	Supplemental Executive Retirement Plans+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.12	Director Compensation%+

Exhibit No.	Exhibit Description
10.14	Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Registrant and the United States Department of Treasury [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
10.15	Form of Investment Agreement by and between the Company and the respective Purchaser thereto [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on November 12, 2009.]
10.16	Purchase and Assumption Agreement—Whole Bank—All Deposits, among the Federal Deposit Insurance Corporation, Receiver of United Commercial Bank, San Francisco, California, the Federal Deposit Insurance Corporation and East West Bank, dated as of November 6, 2009 [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on November 12, 2009.]
10.17	Purchase and Assumption Agreement—Whole Bank—All Deposits, among the Federal Deposit Insurance Corporation, Receiver of Washington First International Bank, Seattle, Washington, the Federal Deposit Insurance Corporation and East West Bank, dated as of June 11, 2010 [Incorporated by reference from Registrant's Current Report on Form 8-K/A, filed with the Commission on August 27, 2010.]
12.1	Computation of Ratio of Earnings to Fixed Charges%
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase
101.DEF	XBRL Extension Definition Linkbase

Forms 8-K, 10-Q and 10-K identified in the exhibit index have SEC file number 000-24939.

+
Denotes management contract or compensatory plan or arrangement.

%
A copy of this exhibit is being filed with this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
East West Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 28, 2012

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$1,431,185	$1,333,949
Short-term investments	61,834	143,560
Securities purchased under resale agreements	786,434	500,000
Investment securities available-for-sale, at fair value (with amortized cost of $3,132,968 at December 31, 2011 and $2,900,410 at December 31, 2010)	3,072,578	2,875,941
Loans held for sale	278,603	220,055
Loans receivable, excluding covered loans (net of allowance for loan losses of $209,876 at December 31, 2011 and $230,408 at December 31, 2010)	10,061,788	8,430,199
Covered loans (net of allowance for loan losses of $6,647 at December 31, 2011 and $4,225 at December 31, 2010)	3,923,142	4,800,876

Total loans receivable, net	13,984,930	13,231,075
FDIC indemnification asset	511,135	785,035
Other real estate owned, net	29,350	21,865
Other real estate owned covered, net	63,624	123,902

Total other real estate owned	92,974	145,767
Investment in Federal Home Loan Bank stock, at cost	136,897	162,805
Investment in Federal Reserve Bank stock, at cost	47,512	47,285
Investment in affordable housing partnerships	144,445	155,074
Premises and equipment, net	118,926	135,919
Accrued interest receivable	89,686	82,090
Due from customers on acceptances	198,774	73,796
Premiums on deposits acquired, net	67,190	79,518
Goodwill	337,438	337,438
Cash surrender value of life insurance policies	107,486	103,048
Other assets	500,640	288,182

TOTAL	$21,968,667	$20,700,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts:
Noninterest-bearing	$3,492,795	$2,676,466
Interest-bearing	13,960,207	12,964,793

Total deposits	17,453,002	15,641,259
Federal Home Loan Bank advances	455,251	1,214,148
Securities sold under repurchase agreements	1,020,208	1,083,545
Notes payable and other borrowings	85,987	60,686
Bank acceptances outstanding	198,774	73,796
Long-term debt	212,178	235,570
Accrued expenses and other liabilities	231,524	277,602

Total liabilities	19,656,924	18,586,606

COMMITMENTS AND CONTINGENCIES (Note 21)
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,710 and 85,741 shares outstanding in 2011 and 2010, respectively.	83,027	83,058
Common stock, $0.001 par value, 200,000,000 shares authorized; 156,798,011 and 155,743,241 shares issued in 2011 and 2010, respectively; 149,327,907 and 148,542,940 shares outstanding in 2011 and 2010, respectively.	157	156
Additional paid in capital	1,443,883	1,434,277
Retained earnings	934,617	720,116
Treasury stock, at cost—7,470,104 shares in 2011 and 7,200,301 shares in 2010.	(116,001)	(111,262)
Accumulated other comprehensive loss, net of tax	(33,940)	(12,414)

Total stockholders' equity	2,311,743	2,113,931

TOTAL	$21,968,667	$20,700,537

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$945,798	$998,589	$587,163
Investment securities	89,469	70,052	116,286
Securities purchased under resale agreements	19,216	14,208	7,985
Investment in Federal Home Loan Bank stock	550	597	—
Investment in Federal Reserve Bank stock	2,840	2,751	2,337
Short-term investments	22,575	9,634	9,047

Total interest and dividend income	1,080,448	1,095,831	722,818

INTEREST EXPENSE
Customer deposit accounts	107,110	116,737	129,477
Federal Home Loan Bank advances	15,461	26,641	49,940
Securities sold under repurchase agreements	48,561	48,993	49,725
Long-term debt	5,832	6,420	7,816
Other borrowings	458	2,326	171

Total interest expense	177,422	201,117	237,129

Net interest income before provision for loan losses	903,026	894,714	485,689
Provision for loan losses	95,006	200,159	528,666

Net interest income (loss) after provision for loan losses	808,020	694,555	(42,977)

NONINTEREST INCOME
Gain on acquisition	—	22,874	471,009
Impairment loss on investment securities	(5,736)	(32,127)	(121,802)
Less: Noncredit-related impairment loss recorded in other comprehensive income	5,103	15,458	14,131

Net impairment loss on investment securities recognized in earnings	(633)	(16,669)	(107,671)
Decrease in FDIC indemnification asset and receivable	(100,141)	(83,213)	(23,338)
Branch fees	33,776	32,634	22,326
Net gain on sales of investment securities	9,703	31,237	11,923
Letters of credit fees and commissions	13,997	11,816	8,338
Foreign exchange income	9,143	3,171	1,201
Ancillary loan fees	8,350	8,526	6,286
Income from life insurance policies	4,031	4,083	4,368
Net gain on sales of loans	20,185	18,515	—
Net gain (loss) on sale of fixed assets	2,274	(189)	93
Other operating income (loss)	10,239	6,485	(3,582)

Total noninterest income	10,924	39,270	390,953

NONINTEREST EXPENSE
Compensation and employee benefits	160,093	170,052	79,475
Occupancy and equipment expense	50,082	52,073	30,218
Amortization of investments in affordable housing partnerships and other investments	17,324	10,032	7,450
Amortization of premiums on deposits acquired	12,327	13,283	5,895
Deposit insurance premiums and regulatory assessments	20,531	25,201	28,073
Loan related expenses	19,379	21,070	7,580
Other real estate owned expense	40,435	61,568	19,104
Legal expense	21,327	19,577	8,024
Prepayment penalty for FHLB advances and other borrowings	12,281	13,832	2,370
Data processing	8,598	10,615	5,641
Deposit-related expenses	5,699	4,750	3,909
Consulting expense	7,151	7,984	8,135
Other operating expenses	60,383	67,879	37,380

Total noninterest expense	435,610	477,916	243,254

INCOME BEFORE PROVISION FOR INCOME TAXES	383,334	255,909	104,722
PROVISION FOR INCOME TAXES	138,100	91,345	22,714

NET INCOME BEFORE EXTRAORDINARY ITEMS	245,234	164,564	82,008

Extraordinary item, net of tax	—	—	(5,366)

NET INCOME AFTER EXTRAORDINARY ITEMS	245,234	164,564	76,642
PREFERRED STOCK DIVIDENDS AMORTIZATION OF PREFERRED STOCK DISCOUNT, AND INDUCEMENT OF PREFERRED STOCK CONVERSION	6,857	43,126	49,115

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$238,377	$121,438	$27,527

EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$1.62	$0.88	$0.35
DILUTED	$1.60	$0.83	$0.33
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	147,093	137,478	78,770
DILUTED	153,467	147,102	84,523
DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.04	$0.05

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Preferred Stock	Additional Paid In Capital Preferred Stock	Common Stock	Additional Paid In Capital Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Comprehensive Income	Total Stockholders' Equity
BALANCE, JANUARY 1, 2009	$—	$472,311	$70	$695,521	$580,282	$(102,817)	$(94,601)		$1,550,766
Comprehensive income:
Net income					76,642			$76,642	76,642
Net unrealized gain on investment securities available-for-sale, net of taxes of $52,749 and reclassification of $63,730 net loss included in net income							72,844	72,844	72,844
Net unrealized gain as a result of desecuritization, net of taxes of $22,124							30,552	30,552	30,552
Noncredit-related impairment loss on securities, net of tax benefits of $5,935							(8,196)	(8,196)	(8,196)

Total comprehensive income								$171,842

Stock compensation costs				5,330					5,330
Tax provision from stock compensation plans, net				(1,012)					(1,012)
Preferred stock issuance and conversion costs		(9,928)							(9,928)
Common stock issuance costs				(10,392)					(10,392)
Induced conversion of 110,764 shares of Series A preferred stock		(107,474)							(107,474)
Issuance of 9,968,760 shares of common stock from converted 110,764 shares of Series A preferred stock			10	125,804	(18,340)				107,474
Issuance of 23,247,012 shares common stock from various private placements			24	192,430					192,454
Issuance of 12,650,000 shares common stock from public offering			12	80,316					80,328
Issuance of 488,256 shares pursuant to various stock compensation plans and agreements			1	948					949
Issuance of 22,386 shares pursuant to Director retainer fee				219					219
Issuance of 335,047 shares Series C preferred stock, net of stock issuance costs		335,047							335,047
Cancellation of 76,962 shares due to forfeitures of issued restricted stock				1,883		(1,883)			—
Purchase of 37,020 shares of treasury stock due to the vesting of restricted stock						(430)			(430)
Amortization of Series B preferred stock discount		3,847			(3,847)				—
Preferred stock dividends					(26,928)				(26,928)
Common stock dividends					(3,586)				(3,586)

BALANCE, DECEMBER 31, 2009	$—	$693,803	$117	$1,091,047	$604,223	$(105,130)	$599		$2,284,659
Comprehensive income:
Net income					164,564			$164,564	164,564
Net unrealized loss on investment securities available-for-sale, net of tax benefits of $4,028 and reclassification of $5,714 net gain included in net income							(5,563)	(5,563)	(5,563)
Noncredit-related impairment loss on securities, net of taxes of $6,492							(8,966)	(8,966)	(8,966)
Foreign currency translation adjustments, net of taxes of $1,098							1,516	1,516	1,516

Total comprehensive income								$151,551

Stock compensation costs				8,480					8,480
Tax provision from stock compensation plans, net				(170)					(170)
Issuance of 1,867,194 shares of common stock pursuant to various stock compensation plans and agreements			2	4,452					4,454
Conversion of 335,047 shares of Series C preferred stock into 37,103,734 shares of common stock		(325,299)	37	325,262					—
Issuance of 17,910 shares pursuant to Director retainer fee				281					281
Cancellation of 343,029 shares of common stock due to forfeitures of issued restricted stock				4,925		(4,925)			—
Purchase of 65,834 shares of treasury stock due to the vesting of restricted stock						(1,207)			(1,207)
Amortization of Series B preferred stock discount		21,042			(21,042)				—
Preferred stock dividends					(22,084)				(22,084)
Common stock dividends					(5,545)				(5,545)
Repurchase of 306,546 shares of Series B preferred stock		(306,488)							(306,488)

BALANCE, DECEMBER 31, 2010	$—	$83,058	$156	$1,434,277	$720,116	$(111,262)	$(12,414)		$2,113,931
Comprehensive income:
Net income					245,234			$245,234	245,234
Net unrealized loss on investment securities available-for-sale, net of tax benefits of $13,007 and reclassification of $12,084 net loss included in net income							(17,961)	(17,961)	(17,961)
Noncredit-related impairment loss on securities, net of taxes of $2,143							(2,960)	(2,960)	(2,960)
Foreign currency translation adjustments, net of tax benefits of $438							(605)	(605)	(605)

Total comprehensive income								$223,708

Stock compensation costs				13,543					13,543
Tax benefit from stock compensation plans, net				717					717
Issuance of 1,024,925 shares of common stock pursuant to various stock compensation plans and agreements			1	5,205					5,206
Conversion of 31 shares of Series A preferred stock into 2,014 shares of common stock		(31)		31					—
Issuance of 27,831 shares pursuant to Director retainer fee				520					520
Cancellation of 240,193 shares of common stock due to forfeitures of issued restricted stock				4,090		(4,090)			—
Purchase of 29,610 shares of treasury stock due to the vesting of restricted stock						(649)			(649)
Preferred stock dividends					(6,857)				(6,857)
Common stock dividends					(23,876)				(23,876)
Repurchase of 1,517,555 common stock warrants				(14,500)					(14,500)

BALANCE, DECEMBER 31, 2011	$—	$83,027	$157	$1,443,883	$934,617	$(116,001)	$(33,940)		$2,311,743

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income after extraordinary items	$245,234	$164,564	$76,642
Adjustments to reconcile net income after extraordinary items to net cash provided by operating activities:
Depreciation and amortization	67,460	57,593	81,901
(Accretion) of discount and amortization of premiums, net	(210,868)	(235,988)	(116,770)
Decrease in FDIC indemnification asset and receivable	100,141	83,213	23,338
Gain on acquisition	—	(22,874)	(471,009)
Net impairment loss on investment securities available-for-sale recognized in earnings	633	16,669	107,671
Stock compensation costs	13,543	8,761	5,549
Deferred tax expenses	189,497	12,377	127,132
Provision for loan losses	95,006	200,159	528,666
Impairment on other real estate owned	29,266	49,669	7,759
Net gain on sales of investment securities, loans and other assets	(30,998)	(51,776)	(6,340)
Originations and purchases of loans held for sale	(72,761)	(42,985)	(65,047)
Proceeds from sales of loans held for sale	41,388	42,059	37,127
Prepayment penalty for Federal Home Loan Bank advances and other borrowings	12,281	13,832	2,370
Net proceeds from FDIC shared-loss agreements	159,983	331,500	—
Net change in accrued interest receivable and other assets	(146,911)	87,009	(143,966)
Net change in accrued expenses and other liabilities	(233,868)	157,275	(39,498)
Other net operating activities	(3,709)	(1,861)	(250)

Total adjustments	10,083	704,632	78,633

Net cash provided by operating activities	255,317	869,196	155,275

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in acquisitions	—	67,186	599,036
Net (increase) decrease in loans	(934,773)	498,187	467,149
Net decrease (increase) in short-term investments	81,726	103,285	(18,404)
Purchases of:
Securities purchased under resale agreements	(1,292,066)	(950,000)	(30,044)
Investment securities held-to-maturity	—	—	(551,608)
Investment securities available-for-sale	(2,713,546)	(4,207,000)	(1,976,701)
Loans receivable	(675,298)	(861,490)	(530,345)
Federal Reserve Bank stock	(227)	(10,500)	(9,196)
Premises and equipment	(10,507)	(90,931)	(179)
Investments in affordable housing partnerships	(36,642)	(42,833)	(10,989)
Proceeds from sale of:
Investment securities available-for-sale	702,616	1,338,910	1,650,680
Loans receivable	188,407	473,961	299,322
Loans held for sale originated for investment	611,291	367,404	—
Other real estate owned	177,015	140,710	81,825
Premises and equipment	9,227	112	18
Investments in affordable housing partnerships	7,100	2,000	—
Other investments	2,454	—	—
Repayments, maturities and redemptions of investment securities available-for-sale	1,780,457	2,564,157	1,477,470
Paydowns, maturities and termination of securities purchased under resale agreements	1,005,632	680,000	—
Redemption of Federal Home Loan Bank stock	25,908	20,075	—

Net cash (used in) provided by investing activities	(1,071,226)	93,233	1,448,034

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	1,812,375	254,985	325,211
Short-term borrowings	(63,337)	40,095	(2,215,097)
Proceeds from:
FHLB advances	—	550,000	—
Issuance of common stock pursuant to various stock plans and agreements	5,726	4,454	949
Issuance of preferred stock, net of stock issuance costs, and common stock warrants	—	—	335,047
Issuance of common stock from public offering	—	—	80,328
Issuance of common stock from private placement	—	—	192,454
Payment for:
Repayment of FHLB advances	(760,274)	(1,198,312)	—
Repayment of long-term debt	(23,918)	—	—
Repayment of notes payable and other borrowings	(11,250)	(43,365)	(51,558)
Repurchase of Series B preferred stock	—	(306,546)	—
Issuance and conversion costs of preferred stock and common stock	—	—	(20,320)
Repurchase of common stock warrants	(14,500)	—	—
Cash dividends	(30,679)	(29,605)	(29,662)
Other net financing activities	68	(1,377)	(430)

Net cash provided by (used in) financing activities	914,211	(729,671)	(1,383,078)

Effect of exchange rate changes on cash and cash equivalents	(1,066)	2,107	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	97,236	234,865	220,231
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,333,949	1,099,084	878,853

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,431,185	$1,333,949	$1,099,084

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$175,772	$206,706	$230,667
Income tax payments, net of refunds	326,725	(60,621)	(21,180)
Noncash investing and financing activities:
Transfers to other real estate owned/affordable housing partnership	175,551	270,995	135,844
Conversion of preferred stock to common stock	31	325,299	—
Loans to facilitate sales of other real estate owned	8,882	15,888	40,687
Loans to facilitate sales of loans	27,149	45,522	—
Loans to facilitate sale of premises and equipment	11,100	—	—
Loans transferred to loans held for sale	644,915	563,974	—
Issuance of common stock in lieu of Board of Directors retainer fees	520	281	219
Transfers from investment securities held-to-maturity to available-for-sale	—	—	681,404
Desecuritization of loans receivable	—	—	635,614
Transfers from other real estate owned/affordable housing partnership	—	—	13,982
Accrued preferred stock dividend	—	—	852
Amortization of preferred stock discount	—	21,042	3,847

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

              East West Bancorp, Inc. (referred to herein on an unconsolidated basis as "East West" and on a consolidated basis as the "Company" or "we") is a registered bank holding company that offers a full range of banking services to individuals and small to mid-size businesses through its subsidiary bank, East West Bank and its subsidiaries ("East West Bank" or the "Bank"). The Bank is the Company's principal asset. The Bank operates 103 banking locations throughout California, eight branches in New York, five branches in Georgia, three branches in Massachusetts, two branches in Texas, and four branches in Washington. In Greater China, the Bank's presence includes three full-service branches in Hong Kong, in Shanghai, and in Shantou. The Bank also has representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China and Taipei, Taiwan.

              The Bank focuses on commercial lending, including commercial real estate loans, commercial business loans and trade finance loans. The Bank also provides financing for residential loans including single-family and multifamily loans. To a lesser extent, the Bank also makes construction development and consumer loans. Included in the Bank's locations are eleven in-store branches located in 99 Ranch Market stores in Southern and Northern California. The Bank's revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

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

              Principles of Consolidation—The consolidated financial statements include the accounts of East West Bancorp,  Inc., and its wholly owned subsidiaries, East West Bank and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation. East West also has seven wholly owned subsidiaries that are statutory business trusts (the "Trusts"). In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

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

              Securities Purchased Under Resale Agreements ("Resale Agreements")—The Company purchases securities under resale agreements with terms that range from one day to several years. These agreements are collateralized by mortgage-backed securities and mortgage or commercial loans that are generally held by a third party custodian. The purchases are over-collateralized to ensure against unfavorable market price movements. In the event that the fair value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to deliver an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed. Resale agreements which are short-term in nature, or have terms of up to 90 days, are included in cash and cash equivalents. Resale agreements with terms greater than 90 days are separately categorized. The Company had no short-term resale agreements as of December 31, 2011 and 2010.

              Investment Securities—The Company classifies its investment securities according to their purpose and holding period. Trading account securities are typically investment grade securities which are generally held by the Bank for a period of seven days or less. Trading account securities are carried at fair value. Realized and unrealized gains or losses on trading account securities are included in noninterest income. As of December 31, 2011 and 2010, there were no trading account securities in the investment portfolio. Held-to-maturity debt securities are recorded at amortized cost. As of December 31, 2011 and 2010 there were no held-to-maturity debt securities in the investment portfolio. Investment securities available-for-sale are reported at estimated fair value, with unrealized gains and losses excluded from operations and reported as a separate component of accumulated other comprehensive income or loss, net of tax, in stockholders' equity.

              The fair values of the investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. The Company performs a monthly analysis on the broker quotes and the third party pricing service quotes to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company considers whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize proprietary models that include observable market based inputs. Additionally, the majority of these independent broker quotations are non-binding.

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

              At each reporting date, the Company assesses whether there is an "other-than-temporary" impairment ("OTTI") in its portfolio of investment securities. If we determine that a decline in fair value is other-than-temporary, an impairment loss is recognized in current earnings. When we have the intent and ability to hold debt securities with OTTI for a period necessary to recover the noncredit-related impairment losses, only the credit-related impairment losses are recognized in current earnings. In these instances, the noncredit-related impairment losses are charged to other comprehensive income. The Company examines all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment level factors that are examined to assess impairment include the nature of the investments, the severity and duration of the loss, the probability that the Company will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities, and any change in the rating of the securities by the various rating agencies. Additionally, management takes into consideration the Company's financial resources as well as the Company's overall ability and intent to hold the securities until their fair values recover.

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

              Troubled Debt Restructurings ("TDR")—A loan is identified as a troubled debt restructure when a borrower is experiencing financial difficulties and for economic or legal reasons related to these difficulties the Company grants a concession to the borrower in the restructuring that it would not otherwise consider. The Company has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. A restructuring executed at an interest rate that is at or near market interest rates for nontroubled debt is not a TDR. All troubled debt restructurings are reviewed for potential impairment. For modifications where we forgive principal, the entire amount of such principal forgiveness is immediately charged off. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can perform under the restructured terms. However, the borrower's performance prior to the restructuring, or other significant events at the time of restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan remaining on accrual status or being returned to accrual status after a shorter performance period. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan. Loans classified as TDRs are reported as impaired loans.

              Allowance for Loan Losses—The allowance for loan losses is established as management's estimate of probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based on management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. Additionally, non-classified loans are also considered in the allowance for loan losses calculation and are factored in based on the historical loss experience adjusted for various qualitative factors.

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

              At acquisition, the excess of the cash flows expected to be collected over the recorded investment is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the cash flows expected to be collected is considered to be the nonaccretable difference. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair that are significant and probable value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date that are significant and probable are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

              Covered Loans—Loans acquired in an FDIC-assisted acquisition that are subject to an FDIC shared-loss agreement are referred to as covered loans. Covered loans are reported exclusive of the expected cash flow reimbursements we expect to collect from the FDIC. All covered loans are accounted for under ASC 805 and ASC 310-30.

              FDIC Indemnification Asset—In conjunction with the FDIC-assisted acquisitions of Washington First International Bank and United Commercial Bank, the Bank entered into shared-loss agreements with the FDIC related to covered loans and covered other real estate owned (see "Covered Other Real Estate Owned" below). The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreement. The Company has elected to account for amounts receivable under the shared-loss agreements as an indemnification asset in accordance with ASC 805. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered loans over those expected will increase the FDIC indemnification asset. Over the life of the FDIC indemnification asset, increases and decreases to the are recorded as adjustments to noninterest income. In December 2010, the bank lowered the credit discount on the UCB covered loan portfolio as the credit quality is performing better than originally estimated. By lowering the credit discount, interest income will increase over the life of the loans. Correspondingly, with the lowered credit discount, the expected reimbursement from the FDIC under the loss sharing agreement will also decrease, resulting in amortization on the FDIC indemnification asset which is recorded as a charge to noninterest income.

              Other Real Estate Owned—Other real estate owned ("OREO") represents properties acquired through foreclosure or through full or partial satisfaction of loans, is considered held for sale, and is recorded at the lower of cost or estimated fair value at the time of foreclosure. Loan balances in excess of the fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, the real estate is carried at the lower of carrying value or fair value less costs to sell. Subsequent declines in the fair value of OREO below the carrying value are recorded through the use of a valuation allowance by charges to noninterest expense. Any subsequent operating expenses or income of such properties are also charged to noninterest expense. If the OREO is sold within three months of foreclosure, the Company substitutes the value received in the sale (net of costs to sell) for the fair value (less costs to sell). Any adjustment made to the loss originally recognized at the time of foreclosure is then charged against or credited to the allowance for loan losses, if deemed material. Otherwise, any declines in value, after foreclosure, are recorded in non-interest expense as gains or losses from the sale or disposition of the real estate. Gain recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer's initial investment in the property sold.

              Covered Other Real Estate Owned—All other real estate owned acquired in an FDIC-assisted acquisition that are subject to an FDIC shared-loss agreement are referred to as covered other real estate owned. Covered other real estate owned is reported exclusive of the expected cash flow reimbursements we expect to collect from the FDIC. Upon transferring covered loan collateral to covered other real estate owned status, acquisition date fair value discounts on the related loan are also transferred to covered other real estate owned. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the FDIC reimbursement. the non-reimbursed portion of the estimated loss to the Bank is charged against earnings.

              Investment in Affordable Housing Partnerships—The Company owns limited partnership interests in projects of affordable housing for lower income tenants. The investments in which the Company has a limited partnership interest that exceeds 5% are recorded using the equity method of accounting. The remaining investments are recorded using the cost method and are being amortized over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company's income tax returns. The investments are reviewed for impairment on an annual basis on or on an interim basis if an event occurs that would trigger potential impairment.

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

              Investment in Federal Home Loan Bank Stock—As a member of the Federal Home Loan Bank ("FHLB") of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon our balance of residential mortgage loans and outstanding FHLB advances. As a result of the acquisition of WFIB, the Bank also owns common stock in the FHLB of Seattle. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income.

              Investment in Federal Reserve Bank Stock—As a member of the Federal Reserve Bank ("FRB") of San Francisco, the Bank is required to maintain stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Cash dividends are accrued and are reported as dividend income.

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

              Mortgage Servicing Assets—Mortgage servicing assets are initially recorded at fair value. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually-specified servicing fees. The primary determinants of the fair value of mortgage servicing assets are prepayment speeds and discount rates. Evaluation of impairment is performed on a quarterly basis using discounted cash flow analysis in combination with mortgage dealer consensus prepayment forecasts. Variations in either or a combination of these factors could materially affect the estimated values of mortgage servicing assets. In conjunction with the valuation process, each class of servicing assets is stratified to evaluate and measure impairment, which is measured as the excess of cost over fair value. Determination of each stratum is based on one or more predominant risk characteristics of the underlying financial assets, including loan type, maturity and interest rates. Impairment, if it occurs, is recognized through a valuation allowance for each stratum.

              Securities Sold Under Repurchase Agreements ("Repurchase Agreements")—The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.

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

              The Trusts are not consolidated by the Company. Two of the nine trusts were dissolved during 2011. Junior subordinated debt represents liabilities of the Company to the Trusts and is included in long-term debt on the accompanying consolidated balance sheets.

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

              The Company examines its financial statements, its income tax provision, and its federal and state income tax returns and analyzes its tax positions, including permanent and temporary differences, as well as the major components of income and expense to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. In the event a tax position is not more likely than not to be sustained by the tax authorities, a reserve is established by management. The Company recognizes interest and penalties related to tax positions as part of its provision for income taxes.

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

              Earnings Per Share ("EPS")—Basic EPS excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock and shares issuable upon the assumed exercise of outstanding convertible preferred stock, common stock options and warrants, unless they have an antidilutive effect.

              Comprehensive Income—The term "comprehensive income" describes the total of all components of comprehensive income, including net income and other comprehensive income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income because they have been recorded directly in equity under the provisions of other Financial Accounting Standards Board statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders' equity by identifying each element of comprehensive income, including net income.

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

              Reclassifications—Certain items in the consolidated balance sheet and the consolidated statements of income for the years ended December 31, 2010 and 2009 were reclassified to conform to the 2011 and 2010 presentation, respectively. These reclassifications did not affect previously reported net income.

RECENT ACCOUNTING STANDARDS

              In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, Improving Disclosures About Fair Value Measurements. ASU 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances, and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years ending after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosure requirements did not have a material effect on the Company's condensed consolidated financial statements.

              In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should also consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this guidance did not have a material effect on the Company's condensed consolidated financial statements.

              In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, which specifies that if a public entity presents comparative financials, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the disclosure requirements did not have a material effect on the Company's condensed consolidated financial statements.

              In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance on the two conditions that must exist in evaluating whether a restructuring constitutes a troubled debt restructuring: that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. In addition, ASU 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Additionally, ASU 2011-02 finalizes the effective date for the disclosures required by paragraphs 310-10-50-33 through 50-34, which were deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The adoption of this guidance did not have a material effect on the Company's condensed consolidated financial statements.

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

              In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 addresses convergence between GAAP and International Financial Reporting Standards ("IFRS") requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity's net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. The amendments in ASU 2011-04 are effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this guidance to have a material effect on its condensed consolidated financial statements.

              In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The FASB amended ASU 2011-05 in December 2011, with the issuance of ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Both standards are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of either guidance to have a material effect on its condensed consolidated financial statements.

              In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 gives both public and nonpublic companies the option to qualitatively determine whether they can bypass the two-step goodwill impairment test under ASC 350-20, Intangibles—Goodwill and Other: Goodwill. Under ASU 2011-08, if a company chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood)

that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its condensed consolidated financial statements.

              In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information is intended to enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU. The amended guidance is effective for interim and annual periods beginning after January 1, 2013 and should be applied retrospectively to all periods presented. The Company does not expect the adoption of the disclosure requirements to have a material effect on its condensed consolidated financial statements.

2.           BUSINESS COMBINATIONS

Washington First International Bank

              On June 11, 2010 the Bank acquired certain assets and assumed certain liabilities of Washington First International Bank ("WFIB") from the FDIC in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC will reimburse a substantial portion of any future losses on loans (and related unfunded loan commitments), OREO and accrued interest on loans for up to 90 days. Under the terms of the shared-loss agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The shared-loss agreements for commercial and single-family residential mortgage loans are in effect for 5 years and 10 years, respectively, from the June 11, 2010 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

              The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer's bid, the FDIC may be required to make a cash payment to the acquirer. The Bank received a cash payment from the FDIC for $51.7 million. In the WFIB acquisition, the fair value of the assets acquired was $492.6 million and the book value of net assets transferred to the Bank was $486.3 million. The pre-tax gain of $19.5 million or the after-tax gain of $11.3 million recognized by the Company is considered a bargain purchase transaction under ASC 805 since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. The gain was recognized as noninterest income in the Company's consolidated statements of income.

              During 2010, post acquisition date, the Company recorded an additional $1.6 million purchase price adjustment related to investment securities obtained in the acquisition of WFIB with a corresponding decrease to the gain on acquisition. The adjustment is included in noninterest income in the consolidated statements of income. Under ASC 805, the Company is allowed to recognize additional assets and liabilities related to the acquisition of WFIB if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and those liabilities as of that date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. However, the measurement period shall not exceed one year from the acquisition date.

United Commercial Bank

              On November 6, 2009 the Bank acquired certain assets and assumed certain liabilities of United Commercial Bank ("UCB") from the FDIC in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into a shared-loss agreement, whereby the FDIC will reimburse a substantial portion of any future losses on loans (and related unfunded loan commitments), OREO and accrued interest on loans for up to 90 days. Under the terms of the shared-loss agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $2.05 billion and absorb 95% of losses and share in 95% of loss recoveries exceeding $2.05 billion. The shared-loss agreement for commercial and single family residential mortgage loans is in effect for 5 years and 10 years, respectively, from the November 6, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

              In the UCB acquisition, the fair value of assets acquired was $9.86 billion. The Company recorded a pre-tax bargain purchase gain of $471.0 million in noninterest income in the Company's 2009 consolidated statements of income. During 2010, the Company recorded an additional net pre-tax gain of $5.0 million related to the fair value of investments obtained in the acquisition of UCB. The adjustment is included in noninterest income in the 2010 consolidated statements of income.

3.           FAIR VALUE

              Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy noted below. The hierarchy is based on the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

  •
  Level 1—Quoted prices for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Level 1 financial instruments typically include U.S. Treasury securities.

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 2 financial instruments typically include U.S. Government debt and agency mortgage-backed securities, corporate debt securities, municipal securities, single issue trust preferred securities, equity swap agreements, foreign exchange options, interest rate swaps and OREO.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category typically includes mortgage servicing assets, impaired loans, private-label mortgage-backed securities, pooled trust preferred securities and derivatives payable.

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

              In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the consolidated balance sheets at their fair values as of December 31, 2011 and December 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers in an out of Levels 1 and 2 during 2011. There were also no transfers in and out of Level 1 and 3 or Levels 2 and 3.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2011
	Fair Value Measurements December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,725	$20,725	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	576,578	—	576,578	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	49,315	—	49,315	—
Residential mortgage-backed securities	993,770	—	993,770	—
Municipal securities	79,946	—	79,946	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	—	—	—	—
Corporate debt securities:
Investment grade	1,322,561	—	1,322,561	—
Non-investment grade	19,615	—	17,380	2,235
Other securities	10,068	—	10,068	—

Total investment securities available-for-sale	$3,072,578	$20,725	$3,049,618	$2,235

Equity swap agreements	$202	$—	$202	$—
Foreign exchange options	3,899	—	3,899	—
Interest rate swaps	20,474	—	20,474	—
Short-term foreign exchange contracts	1,403	—	1,403	—
Derivatives liabilities	(24,164)	—	(21,530)	(2,634)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2010
	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,454	$20,454	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,333,465	—	1,333,465	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	19,132	—	19,132	—
Residential mortgage-backed securities	306,714	—	306,714	—
Municipal securities	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	6,254	—	—	6,254
Corporate debt securities:
Investment grade	1,056,867	—	1,056,867	—
Non-investment grade	38,730	—	35,957	2,773
Other securities	94,325	—	94,325	—

Total investment securities available-for-sale	$2,875,941	$20,454	$2,846,460	$9,027

Equity swap agreements	$206	$—	$206	$—
Foreign exchange options	5,084	—	5,084	—
Interest rate swaps	13	—	13	—
Short-term foreign exchange contracts	1,220	—	1,220	—
Derivatives liabilities	(4,498)	—	(1,049)	(3,449)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Twelve Months Ended December 31, 2011
	Fair Value Measurements December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Twelve Months Ended December 31, 2011
	(In thousands)
Non-covered impaired loans:
Total residential	$16,626	$—	$16,626	$—	$(7,380)
Total commercial real estate	45,679	—	45,679	—	(39,839)
Total commercial and industrial	12,516	—	—	12,516	(14,330)
Total consumer	—	—	—	—	—

Total non-covered impaired loans	$74,821	$—	$62,305	$12,516	$(61,549)

Mortgage servicing assets
(single-family, multifamily and commercial)	$11,252	$—	$—	$11,252	$(927)
Non-covered OREO	$8,491	$—	$8,491	$—	$(3,015)
Covered OREO(1)	$35,926	$—	$35,926	$—	$(26,251)
Loans held for sale	$14,527	$—	$—	$14,527	$(12,867)
Investment in affordable housing partnerships	$7,726	$—	$—	$7,726	$(1,296)

	Assets Measured at Fair Value on a Non-Recurring Basis for the Twelve Months Ended December 31, 2010
	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Twelve Months Ended December 31, 2010
	(In thousands)
Non-covered impaired loans:
Total residential	$7,486	$—	$7,486	$—	$(2,955)
Total commercial real estate	39,325	—	39,325	—	(25,229)
Total commercial and industrial	6,405	—	—	6,405	(6,427)
Total consumer	538	—	538	—	(641)

Total non-covered impaired loans	$53,754	$—	$47,349	$6,405	$(35,252)

Mortgage servicing assets
(single-family, multifamily and commercial)	$14,509	$—	$—	$14,509	$(808)
Non-covered OREO	$12,940	$—	$12,940	$—	$(7,054)
Covered OREO(1)	$54,919	$—	$54,919	$—	$(44,002)
Loans held for sale	$14,559	$—	$—	$14,559	$(4,104)
Investment in affordable housing partnerships	$—	$—	$—	$—	$—

(1)
Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company's liability for losses is 20% of the $26.3 million in losses, or $5.3 million, and 20% of the $44.0 million in losses, or $8.8 million, for the year ended December 31, 2011 and 2010, respectively.

              At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and December 31, 2010:

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities	Corporate Debt Securities
	Total	Non-Investment Grade	Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2011	$9,027	$6,254	$—	$2,773	$(3,449)
Total gains or (losses):(1)
Included in earnings	(6,293)	(5,660)	—	(633)	815
Included in other comprehensive loss (unrealized)(2)	8,567	8,763	—	(196)	—
Purchases, issuances, sales, settlements(3)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	(9,357)	(9,357)	—	—	—
Settlements	291	—	—	291	—
Transfer from investment grade to non-investment grade	—	—	—	—	—
Transfers in and/or out of Level 3(4)	—	—	—	—	—

Ending balance, December 31, 2011	$2,235	$—	$—	$2,235	$(2,634)

Changes in unrealized losses included in earnings relating to assets and liabilities still held at December 31, 2011	$633	$—	$—	$633	$(815)

	Investment Securities Available-for-Sale
		Other Residential Mortgage-Backed Securities	Corporate Debt Securities
	Total	Non-Investment Grade	Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2010	$15,671	$12,738	$978	$1,955	$(14,185)
Total gains or (losses):(1)
Included in earnings	(13,996)	(5,903)	5	(8,098)	152
Included in other comprehensive loss (unrealized)(2)	7,363	(152)	308	7,207	—
Purchases, issuances, sales, settlements(3)	(11)	(429)	(9)	427	10,584
Transfer from investment grade to non-investment grade	—	—	(1,282)	1,282	—
Transfers in and/or out of Level 3(4)	—	—	—	—	—

Ending balance, December 31, 2010	$9,027	$6,254	$—	$2,773	$(3,449)

Changes in unrealized losses included in earnings relating to assets and liabilities still held at December 31, 2010	$(14,447)	$(6,340)	$—	$(8,107)	$(152)

(1)
Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities. Realized gains or losses are reported in the consolidated statements of income.

(2)
Unrealized gains or losses on investment securities are reported in accumulated other comprehensive loss, net of tax in the consolidated statements of changes in stockholders' equity and comprehensive income.

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

Valuation Methodologies

              Investment Securities Available-for-Sale—The fair values of available-for-sale investment securities are generally determined by prices obtained from independent external pricing service providers who have experience in valuing these securities or by comparison to and/or average of at least two quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.

              The Company's Level 3 available-for-sale securities include four pooled trust preferred securities. The fair values of these investment securities represent less than 1% of the total available-for-sale investment securities. The fair values of the pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority. However, as a result of the continued illiquidity in the pool trust preferred securities market, the market for these securities has been inactive since mid-2007. It is the Company's view that current broker prices (which are typically non-binding) on certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value.

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

              Equity Swap Agreements—The Company has entered into equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years, pays interest based on the performance of the Hang Seng China Enterprises Index ("HSCEI"). The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The Company's consideration of its counterparty's credit risk resulted in a nominal adjustment to the valuation of the equity swap agreements for the year ended December 31, 2011. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party that the Company places reliance on.

              Derivatives Liabilities—The Company's derivatives liabilities include derivatives payable that falls within Level 3 and all other derivative liabilities which fall within Level 2. The derivatives payable are recorded in conjunction with certain certificates of deposit ("host instrument"). These CD's pay interest based on changes in either the HSCEI or based on changes in the Chinese currency Renminbi ("RMB"), as designated, and are included in interest-bearing deposits on the condensed consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The Company's consideration of its own credit risk resulted in a nominal adjustment to the valuation of the derivative liabilities for the year ended December 31, 2011. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable. The Level 2 derivative liabilities are mostly comprised of the off-setting interest rate swaps. Refer to "Interest Rate Swaps" within this footnote for complete discussion.

              Foreign Exchange Options—The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency RMB relative to the U.S. Dollar ("USD") over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company's consideration of the counterparty's credit risk resulted in a $0.3 million adjustment to the valuation of the foreign exchange options for the year ended December 31, 2011. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

              Interest Rate Swaps—The Company has entered into a pay-fixed, receive-variable swap contracts with institutional counterparties to hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company has also entered into pay-variable, receive-fixed swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company's consideration of the counterparty's credit resulted in a $0.5 million adjustment as of December 31, 2011. The valuation of the interest rate swap falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

              Short-term Foreign Exchange Contracts—The Company entered into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations. The Company enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company does not assume any foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The value is mark to market at each reporting period based on the change in the foreign exchange rate. Given the short term nature of the contracts, the counterparties' credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts for the year ended December 31, 2011. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

              Mortgage Servicing Assets ("MSAs")—The Company records MSAs in conjunction with its loan sale and securitization activities since the servicing of the underlying loans is retained by the Bank. MSAs are initially measured at fair value using an income approach. The initial fair value of MSAs is determined based on the present value of estimated net future cash flows related to contractually-specified servicing fees. The valuation for MSAs falls within Level 3 of the fair value hierarchy since there are no quoted prices for MSAs and the significant inputs used to determine fair value are not directly observable. The valuation of MSAs is determined using a discounted cash flow approach utilizing the appropriate yield curve and several market-derived assumptions including prepayment speeds, servicing cost, delinquency and foreclosure costs and behavior, and float earnings rate. Net cash flows are present valued using a market-derived discount rate. The resulting fair value is then compared to recently observed bulk market transactions with similar characteristics.

              Impaired Loans—The Company's impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received. The fair values may be adjusted as needed based on factors such as the Company's historical knowledge and changes in market conditions from the time of valuation. Impaired loans fall within Level 2 or Level 3 of the fair value hierarchy as appropriate. Level 2 values are measured at fair value based on the most recent valuation information received on the underlying collateral. Level 3 values, additionally include adjustments by the Company for historical knowledge and for changes in market conditions.

              Other Real Estate Owned—The Company's OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans and are recorded at estimated fair value less cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company's appraisal department, credit review department, or OREO department. OREO properties are classified as Level 2 assets in the fair value hierarchy. The non-covered OREO balance of $29.3 million and the covered OREO balance of $63.6 million are included in the consolidated balance sheets as of December 31, 2011.

              Loans Held for Sale—The Company's loans held for sale are carried at the lower of cost or market value. These loans are currently comprised of mostly student loans. For those loans, the fair value of loans held for sale is derived from current market prices and comparative current sales. For the remainder of the loans held for sale, which fall within Level 3, the fair value is derived from third party sale analysis, existing sale agreements, or appraisal reports on the loans' underlying collateral. As such, the Company records any fair value adjustments on a nonrecurring basis.

Fair Value of Financial Instruments

              The carrying amounts and fair values of the Company's financial instruments at December 31, 2011 and 2010 were as follows:

	December 31,
	2011		2010
	Carrying Amount or Notional Amount	Estimated Fair Value	Carrying Amount or Notional Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,431,185	$1,431,185	$1,333,949	$1,333,949
Short-term investments	61,834	61,834	143,560	143,560
Securities purchased under resale agreements	786,434	791,745	500,000	505,826
Investment securities available-for-sale	3,072,578	3,072,578	2,875,941	2,875,941
Loans held for sale	278,603	285,181	220,055	225,221
Loans receivable, net	13,984,930	13,520,712	13,231,075	13,043,932
Investment in Federal Home Loan Bank stock	136,897	136,897	162,805	162,805
Investment in Federal Reserve Bank stock	47,512	47,512	47,285	47,285
Accrued interest receivable	89,686	89,686	82,090	82,090
Equity swap agreements	22,709	202	22,884	206
Foreign exchange options	85,614	3,899	85,614	5,084
Interest rate swaps	585,196	20,474	4,098	13
Short-term foreign exchange contracts	210,295	1,403	92,625	1,220
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	10,307,001	10,307,001	8,875,806	8,875,806
Time deposits	7,146,001	7,194,125	6,765,453	6,762,892
Federal funds purchased	—	—	22	22
Federal Home Loan Bank advances	455,251	479,029	1,214,148	1,199,151
Securities sold under repurchase agreements	1,020,208	1,177,331	1,083,545	1,296,522
Notes payable	85,987	85,987	49,690	49,690
Accrued interest payable	15,447	15,447	13,797	13,797
Long-term debt	212,178	144,392	235,570	125,633
Derivatives liabilities	835,913	24,164	130,752	4,498

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

              Investment Securities Available-For-Sale—The fair values of the investment securities available-for-sale are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values. For pooled trust preferred securities, fair values are based on discounted cash flow analyses.

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

              Equity Swap Agreements—The fair value of the derivative contracts is provided by a third party and is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to maturity. We also considered the counterparty's credit risk in determining the fair value.

              Foreign Exchange Options—The fair value of the derivative contracts is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. We also considered the counterparty's credit risk in determining the fair value.

              Interest Rate Swaps—The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. We also considered the counterparty's credit risk in determining the fair value.

              Short-term Foreign Exchange Contracts—The fair value of short-term foreign exchange contracts is determined based on the change in foreign exchange rate. We also considered the counterparty's credit risk in determining the fair value.

              Customer Deposit Accounts—The carrying amounts approximate fair value for demand and interest checking deposits, savings deposits, and certain money market accounts as the amounts are payable on demand at the reporting date. For time deposits, the cash flows are based on the contractual runoff and are discounted by the Bank's current offering rates, plus spread.

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

              Securities Sold Under Repurchase Agreements—For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At December 31, 2011 and 2010, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument.

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

              Derivatives Liabilities—The Company's derivatives liabilities include "derivatives payable" and all other derivative liabilities. The Company's derivatives payable are recorded in conjunction with certain certificates of deposit ("host instrument"). These CD's pay interest based on changes in either the HSCEI or based on changes in the RMB, as designated. The fair value of derivatives payable is estimated using the income approach. Additionally, we considered our own credit risk in determining the valuation. The other derivative liabilities are mostly comprised of the off-setting interest rate swaps. The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty's credit risk in determining the fair value.

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

4.           CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

              Cash and cash equivalents include cash, amounts due from banks, money-market funds, and other short-term investments with original maturities of less than 90 days. Short-term investments include short-term bank placements and overnight securities purchased under resale agreements, recorded at cost, which approximates market.

              The composition of cash and cash equivalents at December 31, 2011 and 2010 is presented as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Cash and amounts due from banks	$761,892	$1,028,929
Cash equivalents:
Money market funds	621	15,008
Other short-term investments	668,672	290,012

Total cash and cash equivalents	$1,431,185	$1,333,949

              Short-term investments include interest-bearing deposits in other banks and other short-term investments with original maturities of greater than 90 days and less than one year.

              The following table provides information on short-term investments as of and for the period ended December 31, 2011 and 2010.

	December 31,
	2011	2010
	(Dollars in thousands)
Balance at end of year	$61,834	$143,560
Average balance outstanding during the year	107,893	190,923
Maximum balance outstanding at any month-end	141,627	257,399
Weighted average interest rate at end of year	1.34%	1.45%

5.           SECURITIES PURCHASED UNDER RESALE AGREEMENTS

              Securities purchased under resale agreements ("resale agreements") increased to $786.4 million as of December 31, 2011, compared with $500.0 million at December 31, 2010. The increase as of December 31, 2011 reflects additions of resale agreements for $1.29 billion entered into during 2011 offset with paydowns and maturities of $1.01 billion.

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

              Total interest income on resale agreements amounted to $19.2 million, $14.2 million, and $8.0 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

6.           INVESTMENT SECURITIES

              An analysis of the investment securities available-for-sale portfolio is presented as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of December 31, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$19,892	$833	$—	$20,725
U.S. Government agency and U.S. Government sponsored enterprise debt securities	575,148	1,709	(279)	576,578
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	46,008	3,307	—	49,315
Residential mortgage-backed securities	963,688	30,854	(772)	993,770
Municipal securities	76,255	3,696	(5)	79,946
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	—	—	—	—
Corporate debt securities:
Investment grade	1,411,409	6,762	(95,610)	1,322,561
Non-investment grade(1)	30,693	—	(11,078)	19,615
Other securities	9,875	195	(2)	10,068

Total investment securities available-for-sale	$3,132,968	$47,356	$(107,746)	$3,072,578

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
As of December 31, 2010
Investment securities available-for-sale:
U.S. Treasury securities	$19,847	$607	$—	$20,454
U.S. Government agency and U.S. Government sponsored enterprise debt securities	1,349,289	2,297	(18,121)	1,333,465
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	18,620	512	—	19,132
Residential mortgage-backed securities	295,140	11,574	—	306,714
Municipal securities	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	14,996	—	(8,742)	6,254
Corporate debt securities:
Investment grade	1,056,537	9,095	(8,765)	1,056,867
Non-investment grade(1)	50,015	31	(11,316)	38,730
Other securities	95,966	267	(1,908)	94,325

Total investment securities available-for-sale	$2,900,410	$24,383	$(48,852)	$2,875,941

(1)
For 2011, the Company recorded $633 thousand, on a pre-tax basis, of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust securities and other mortgage-backed securities in other comprehensive income. For 2010, the Company recorded $16.7 million, on a pre-tax basis, of OTTI through earnings and $15.4 million of the non-credit portion of OTTI for pooled trust securities and other mortgage-backed securities in other comprehensive income.

              The Company did not have any investment securities held-to-maturity as of December 31, 2011 and December 31, 2010.

              The fair values of investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities. The Company performs a monthly analysis on the pricing service quotes and the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company assesses that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed that are based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from third parties is adjusted accordingly.

              Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize proprietary models that include observable market based inputs. Additionally, the majority of these independent broker quotations are non-binding.

              As a result of the ongoing financial crisis in the U.S. and global markets, the market for the private label mortgage-backed security and certain pooled trust preferred securities has been distressed since mid-2007. It is the Company's view that current broker prices (which are typically non-binding) on these securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value. For the pooled trust preferred securities and the private-label mortgage-backed security, the Company determined their fair values using the methodologies set forth in Note 3 to the Company's consolidated financial statements presented elsewhere in this report.

              The following table shows the Company's rollforward of the amount related to OTTI credit losses for the years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Beginning balance	$124,340	$107,671
Addition of other-than-temporary impairment that was not previously recognized	—	6,340
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	633	10,329
Reduction for securities sold	(9,561)	—

Ending balance	$115,412	$124,340

              The following tables show the Company's investment portfolio's gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, for the years ended December 31, 2011 and 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of December 31, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	143,265	(279)	—	—	143,265	(279)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	195,393	(772)	—	—	195,393	(772)
Municipal securities	1,158	(5)	—	—	1,158	(5)
Other residential mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Non-investment grade	—	—	—	—	—	—
Corporate debt securities:
Investment grade	754,055	(61,935)	350,181	(33,675)	1,104,236	(95,610)
Non-investment grade	9,973	(565)	9,595	(10,513)	19,568	(11,078)
Other securities	4,503	(2)			4,503	(2)

Total investment securities available-for-sale	$1,108,347	$(63,558)	$359,776	$(44,188)	$1,468,123	$(107,746)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of December 31, 2010
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	935,654	(18,121)	—	—	935,654	(18,121)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Other residential mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Non-investment grade	—	—	6,254	(8,742)	6,254	(8,742)
Corporate debt securities:
Investment grade	656,434	(8,765)	—	—	656,434	(8,765)
Non-investment grade	24,105	(623)	9,926	(10,693)	34,031	(11,316)
Other securities	76,692	(1,908)	—	—	76,692	(1,908)

Total investment securities available-for-sale	$1,692,885	$(29,417)	$16,180	$(19,435)	$1,709,065	$(48,852)

Unrealized Losses

              The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months is related to investment grade debt securities. As of December 31, 2011, the Company had $1.32 billion in investment grade corporate debt securities available-for-sale, representing approximately 43% of the total investment securities available-for-sale portfolio.

              As of December 31, 2011, there were 24 individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 5 positions in trust preferred securities with a total fair value of $9.6 million and 19 investment grade debt securities with a fair value of $350.2 million. As of December 31, 2011 there were also 116 securities, not including the 24 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position include 89 investment grade corporate debt securities, 16 residential mortgage-backed securities, 5 government agency securities, 4 non-investment grade corporate debt securities, 1 municipal security, and 1other security. The unrealized losses on these securities are primarily attributed to the market impact to the sovereign debt crisis in Europe. The bank does not have direct holdings of European sovereign debt. However, the bank is indirectly affected through the overall impact to the market and especially to corporate debt securities pricing. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their current amortized cost basis. As such, the Company does not deem these securities, other than those previously stated, to be other-than-temporarily impaired as of December 31, 2011.

              As of December 31, 2010, there were six individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of five positions in pooled trust preferred securities with a total fair value of $9.9 million and one mortgage-backed security with a fair value of $6.3 million. As of December 31, 2010 there were also 129 securities, excluding the 6 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position include 46 investment grade corporate debt securities, 8 non-investment grade debt securities, 33 government agency securities and 42 other securities. The unrealized losses on these securities are primarily attributed to changes in interest rates as well as the liquidity crisis that has impacted all financial industries. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their current amortized cost basis. As such, the Company does not deem these securities, other than those previously stated, to be other-than-temporarily impaired as of December 31, 2010.

Corporate Debt Securities

              The majority of the unrealized losses related to securities that have been in a continuous loss position of twelve months or longer are primarily due to the investment grade debt securities discussed previously as well as five positions in trust preferred debt securities. As of December 31, 2011, these trust preferred securities had an estimated fair value of $9.6 million, representing less than 1% of the total investment securities available-for-sale portfolio. As of December 31, 2011, these non-investment grade debt instruments had gross unrealized losses amounting to $10.5 million, or 52% of the total amortized cost basis of these securities, comprised of $5.4 million in unrealized losses and $5.1 million in noncredit-related impairment losses on securities that are other-than-temporarily impaired as of December 31, 2011 pursuant to the provisions of ASC 320-10-65. As a result of diminishing collateral values, deteriorating cash flows and increasing estimates of future deferrals and defaults, we recorded an impairment loss of $633 thousand on our portfolio of pooled trust preferred securities during 2011 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

              During 2010 and 2009, the Company recorded $6.7 million and $14.1 million, respectively, in noncredit-related impairment losses on five and fourteen trust preferred securities, respectively, due to rating downgrades caused by increases in market spreads, concerns regarding the housing market and lack of liquidity in the market. None of these securities have experienced any credit-related losses for which OTTI was previously recorded prior to implementation of ASC 320-10-65. Upon the implementation of ASC 320-10-65, the Company reclassified the combined $14.0 million, or $8.1 million on a net of tax basis, in noncredit-related OTTI impairment losses recognized during 2009 and 2008 from the opening balance of retained earnings to other comprehensive income as of December 31, 2009.

Mortgage-Backed Securities

              In February 2011, the Company sold its one private-label available-for-sale mortgage-backed security. This security had a fair value of $6.3 million and gross unrealized losses of $8.7 million as of December 31, 2010. The Company had other-than-temporary impairment of $6.3 million recognized in earnings on this security for the year ended December 31, 2010. The security was not deemed other-than-temporarily impaired as of December 31, 2009.

              The scheduled maturities of investment securities at December 31, 2011 are presented as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$708,317	$704,059
Due after one year through five years	372,837	357,446
Due after five years through ten years	1,001,425	933,429
Due after ten years	1,050,389	1,077,644

Total investment securities available-for-sale	$3,132,968	$3,072,578

              Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

              Proceeds from sales of available-for-sale securities during 2011, 2010 and 2009 were $702.6 million, $1.34 billion and $1.65 billion, respectively. Realized gains were $9.7 million, $31.2 million and $11.9 million during 2011, 2010 and 2009, respectively. The tax expense on the sale of investment securities available-for-sale amounted to $4.1 million, $13.1 million and $5.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

              At December 31, 2011 and 2010, investment securities available-for-sale with a par value of $2.17 billion and $1.88 billion, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, Federal Reserve Bank's discount window, or for other purposes required or permitted by law.

              At December 31, 2011 and 2010, we had no held-to-maturity investment securities. During 2009 and subsequent to the UCB Acquisition, we transferred $681.4 million held-to-maturity investment securities to available-for-sale.

7.           DERIVATIVE FINANCIAL INSTRUMENTS

              The following table summarizes the fair value and balance sheet classification of derivative instruments as of December 31, 2011 and 2010. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If the counterparty fails to perform, the Company's counterparty credit risk is equal to the amount reported as a derivative asset. The valuation methodology of derivative instruments is disclosed in Note 3 to the Company's consolidated financial statements presented elsewhere in this report.

	Fair Values of Derivative Instruments
	December 31, 2011			December 31, 2010
	Notional Amount	Derivative Assets(1)	Derivative Liabilities(1)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$200,000	$998	$639	$—	$—	$—

Total derivatives designated as hedging instruments	$200,000	$998	$639	$—	$—	$—

Derivatives not designated as hedging instruments:
Equity swap agreements	$22,709	$202	$204	$22,884	$206	$210
Foreign exchange options	85,614	3,899	2,430	85,614	5,084	3,239
Interest rate swaps	485,196	19,476	19,924	4,098	13	14
Short-term foreign exchange contracts	210,295	1,403	967	92,625	1,220	1,035

Total derivatives not designated as hedging instruments	$803,814	$24,980	$23,525	$205,221	$6,523	$4,498

(1)
Derivative assets include the estimated gain to settle a derivative contract plus net interest receivable. Derivative liabilities include the estimated loss to settle a derivative contract.

Derivatives Designated as Hedging Instruments

              Interest Rate Swaps on Certificates of Deposit—The Company is exposed to changes in the fair value of certain of its fixed-rate certificates of deposit due to changes in the benchmark interest rate, LIBOR. During 2011, the Company entered into four $50.0 million receive-fixed, pay-variable interest rate swaps with major brokerage firms as fair value hedges of four $50.0 million fixed-rate certificates of deposit with the same maturity dates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2011 the total notional amount of the interest rate swaps on the certificates of deposit was $200.0 million, respectively. The fair values of the interest rate swaps amounted to a $998 thousand asset and $639 thousand liability as of December 31, 2011. During the year ended December 31, 2011, the Company recognized a net loss of $891 thousand in interest expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $2.5 million for the year ended December 31, 2011 related to net settlements on the derivatives.

Derivatives Not Designated as Hedging Instruments

              Equity Swap Agreements—In December 2007, the Company entered into two equity swap agreements with a major investment brokerage firm to economically hedge against market fluctuations in an equity index certificate of deposit product offered to bank customers which has a term of 5 years and pays interest based on the performance of the HSCEI. Under ASC 815, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market each reporting period with resulting changes in fair value recorded in the condensed consolidated statements of income. As of December 31, 2011 and

December 31, 2010, the notional amounts of the equity swap agreements totaled $22.7 million and $22.9 million, respectively.

              The fair values of the equity swap agreements and embedded derivative liability for these derivative contracts amounted to $202 thousand and $204 thousand, respectively, as of December 31, 2011, compared to $206 thousand and $210 thousand, respectively, as of December 31, 2010.

              Foreign Exchange Options—During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against currency exchange rate fluctuations in a certificate of deposit product available to bank customers beginning in the first quarter of 2010. This product, which has a term of 5 years, pays interest based on the performance of the Chinese currency Renminbi ("RMB") relative to the U.S. Dollar. Under ASC 815, a certificate of deposit that pays interest based on changes in currency exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded derivative instruments and the freestanding foreign exchange option contracts are marked-to-market each reporting period with resulting changes in fair value reported in the consolidated statements of income.

              As of December 31, 2011 and December 31, 2010 the notional amount of the foreign exchange options totaled $85.6 million and $85.6 million, respectively. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $3.9 million asset and a $2.4 million liability as of December 31, 2011. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $5.1 million asset and $3.2 million liability as of December 31, 2010.

              Interest Rate Swaps—Since the fourth quarter of 2010, the Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to economically hedge against an interest rate swap product offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company does not assume any interest rate risk since the swap agreements mirror each other. As of December 31, 2011 and December 31, 2010 the notional amount of the interest rate swaps with the institutional counterparties totaled $485.2 million and $4.1 million, respectively. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the consolidated statements of income.

              The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $19.5 million asset and $19.9 million liability, respectively, as of December 31, 2011. The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $13 thousand asset and $14 thousand liability, respectively, as of December 31, 2010.

              Short-term Foreign Exchange Contracts—The Company also enters into short-term forward foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of December 31, 2011 and December 31, 2010, the notional amount of the foreign exchange contracts totaled $210.3 million and $92.6 million, respectively. The fair values of the short-term foreign exchange contracts amounted to a $1.4 million asset and $1.0 million liability, respectively, as of December 31, 2011. The fair values of the foreign exchange contracts amounted to a $1.2 million asset and $1.0 million liability, respectively, as of December 31, 2010.

              The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of income for the year ended December 31, 2011 and 2010:

		Year Ended December 31,
	Location in Consolidated Statements of Operations
		2011	2010	2009
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value	Interest expense	$2,930	$—	$—

	Total net income	$2,930	$—	$—

Derivatives not designated as hedging instruments
Equity swap agreements	Noninterest expense	$2	$(138)	$312
Foreign exchange options	Noninterest income	(392)	—	—
Foreign exchange options	Noninterest expense	16	—	—
Interest rate swaps	Noninterest income	(447)	—	—
Short-term foreign exchange contracts	Noninterest income	251	180	—

	Total net (expense) income	$(570)	$42	$312

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

              As of December 31, 2011 the termination value of applicable derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18.3 million. If the Company had breached any of these provisions at December 31, 2011, it could have been required to settle its obligations under the agreements at the termination value.

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

              Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of December 31, 2011 and 2010, the Company's estimate for this liability for WFIB and UCB was $10.7 million and $7.1 million, respectively.

              At each date of acquisition, we initially recognized for the loan portfolio acquired from the respective bank at fair value. This represents the discounted value of the expected cash flows from the portfolio. In estimating the nonaccretable difference, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). In the determination of contractual cash flows and cash flows expected to be collected, we assume no prepayment on the ASC 310-30 nonaccrual loan pools as we do not anticipate any significant prepayments on credit impaired loans. For the ASC 310-30 accrual loans for single-family, multifamily and commercial real estate, we used a third party vendor to obtain prepayment speeds, in order to be consistent with the market participant's notion of the accounting standards. The third party vendor is recognized in the mortgage-industry for the delivery of prepayment and default models for the secondary market to identify loan level prepayment, delinquency, default, and loss propensities. The prepayment rates for the construction, land, and commercial and consumer pools have historically been low and so we applied the prepayment assumptions of our current portfolio using our internal modeling. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected and was considered in determining the fair value of the loans as of the acquisition date. The amount by which the undiscounted expected cash flows exceed the estimated fair value (the "accretable yield") is accreted into interest income over the life of the loans. The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30.

              The carrying amounts and the composition of the covered loans as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Real estate loans:
Residential single-family	$442,732	$553,541
Residential multifamily	918,941	1,093,331
Commercial and industrial real estate	1,773,760	2,085,674
Construction and land	653,045	1,043,717

Total real estate loans	3,788,478	4,776,263

Other loans:
Commercial business	831,762	1,072,020
Other consumer	97,844	107,490

Total other loans	929,606	1,179,510

Total principal balance	4,718,084	5,955,773
Covered discount	(788,295)	(1,150,672)

Net valuation of loans	3,929,789	4,805,101
Allowance on covered loans	(6,647)	(4,225)

Total covered loans, net	$3,923,142	$4,800,876

              Credit Quality Indicators—The covered loans acquired are and will continue to be subject to the Bank's internal and external credit review and monitoring. The same credit quality indicators are reviewed for the covered portfolio as the non-covered portfolio, to enable the monitoring of the borrower's credit and the likelihood of repayment.

              Loans are risk rated based on analysis of the current state of the borrower's credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower's current financial and liquidity status and all other relevant information. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass or Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the sources of repayment. Refer to Footnote 9 for full discussion of risk ratings.

              In December 2010, after a year of historical performance of the covered loans acquired through the UCB acquisition, the Company reduced the nonaccretable difference, due to the performance of the portfolio and expectation for the inherent losses in the portfolio. This reduction was primarily calculated based on the risk ratings of the loans. If credit deteriorates beyond the respective acquisition date fair value amount of the covered loans under ASC 310-30, such deterioration will be reserved for and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of December 31, 2011, there is no allowance for the covered loans accounted for under ASC 310-30 related to credit deterioration, as the credit has not deteriorated beyond fair value at acquisition date.

              As of the acquisition date, WFIB's and UCB's loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC

310-30. Included in the table below are $583.8 million of additional advances, under the shared-loss agreements which are not accounted for under ASC 310-30. The bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $390.3 million of commercial and industrial loans, $149.1 million of commercial real estate loans, $31.6 million of consumer loans and $12.7 million of residential loans. As of December 31, 2011, $6.6 million, or 3.1%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $6.6 million in allowance is allocated within our loan segments as follows: $4.0 million for commercial real estate loans, $2.4 million for commercial and industrial loans, and $174 thousand for consumer loans and $70 thousand for residential loans.

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2011
Real estate loans:
Residential single-family	$427,918	$1,085	$13,729	$—	$442,732
Residential multifamily	779,694	26,124	113,123	—	918,941
Commercial and industrial real estate	1,249,781	43,810	472,003	8,166	1,773,760
Construction and land	242,996	40,859	362,958	6,232	653,045

Total real estate loans	2,700,389	111,878	961,813	14,398	3,788,478

Other loans:
Commercial business	643,117	34,707	149,253	4,685	831,762
Other consumer	96,342	—	1,502	—	97,844

Total other loans	739,459	34,707	150,755	4,685	929,606

Total principal balance	$3,439,848	$146,585	$1,112,568	$19,083	$4,718,084

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2010
Real estate loans:
Residential single-family	$525,979	$2,153	$25,157	$252	$553,541
Residential multifamily	1,008,274	15,114	67,366	2,577	1,093,331
Commercial and industrial real estate	1,520,135	89,870	466,588	9,081	2,085,674
Construction and land	328,214	125,688	556,070	33,745	1,043,717

Total real estate loans	3,382,602	232,825	1,115,181	45,655	4,776,263

Other loans:
Commercial business	834,252	64,702	161,401	11,665	1,072,020
Other consumer	106,232	336	922	—	107,490

Total other loans	940,484	65,038	162,323	11,665	1,179,510

Total principal balance	$4,323,086	$297,863	$1,277,504	$57,320	$5,955,773

              Credit Risk and Concentrations—At each respective acquisition date the covered loans were grouped into pools of loans with similar characteristics and risk factors per ASC 310-30. The pools were first developed based on loan categories and performance status. As of December 31, 2011 UCB covered loans represent approximately 94% of total covered loans. For the UCB acquisition, the loans were further segregated among the former UCB domestic, Hong Kong, and China portfolios, representing the three general geographic regions. In addition, the Company evaluated the make-up of geographic regions within the construction, land, and multi-family loan portfolios and further segregated these pools into distressed and non-distressed regions based on our historical experience of real estate loans within the non-covered portfolio. As of the date of acquisition 64% of the UCB portfolio was located in California, 10% was located in Hong Kong and 11% was located in New York. This assessment was factored into the day one valuation and discount applied to the loans. As such, geographic concentration risk is considered in the covered loan discount. As of December 31, 2011, credit related to the covered loans has not deteriorated beyond the fair value at acquisition date.

              At December 31, 2011 and 2010, $194.5 million and $379.8 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonaccrual loans.

              The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	December 31, 2011	December 31, 2010
	(In thousands)
Covered nonaccrual loans(1)(2)	$194,506	$379,797
Covered loans past due 90 days or more but not on nonaccrual	—	—

Total nonperforming loans	194,506	379,797
Other real estate owned covered, net	63,624	123,902

Total covered nonperforming assets	$258,130	$503,699

(1)
Covered nonaccrual loans meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30.

(2)
Represents principal balance net of the associated discount.

              As of December 31, 2011, we had 82 covered OREO properties with a combined aggregate carrying value of $63.6 million. Approximately 57% and 28% of covered OREO properties as of December 31, 2011 were located in California and Washington, respectively. As of December 31, 2010, we had 114 covered OREO properties with an aggregate carrying value of $123.9 million. During 2011, 131 properties with an aggregate carrying value of $122.2 million were added through foreclosure. The aggregate carrying value at December 31, 2011 includes $26.3 million in net write-downs on covered OREO. During 2011, we sold 163 covered OREO properties for total proceeds of $159.2 million resulting in a total combined net gain on sale of $3.0 million.

              Changes in the accretable yield for the covered loans for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
	(In thousands)
Balance at beginning of period	$1,153,272	$983,107
Additions(1)	—	82,997
Accretion	(208,887)	(183,835)
Changes in expected cash flows	(159,220)	271,003

Balance at end of period	$785,165	$1,153,272

(1)
The additions included above for the twelve months ended December 31, 2010, resulted from the June 11, 2010 acquisition of WFIB.

              The excess of cash flows expected to be collected over the recorded investment of acquired loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. The accretable yield will change due to:

  •
  estimate of the remaining life of acquired loans which may change the amount of future interest income

  •
  estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

  •
  indices for acquired loans with variable rates of interest.

              In December 2010, after over a year of historical performance of the UCB portfolio, the bank concluded that the credit quality is performing better than originally estimated. As such, the bank reduced the nonaccretable discount on the UCB covered loan portfolio in December 2010. By lowering the nonaccretable discount, the overall accretable yield will increase thus increasing the interest income recognized over the remaining life of the loans.

              From December 31, 2010 to December 31, 2011, excluding scheduled principal payments, a total of $778.7 million of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, or transferred to covered OREO. The loan discount of $102.1 million related to these payoffs and removals was recorded as an adjustment to interest income in 2011.

              From December 31, 2009 to December 31, 2010, excluding scheduled principal payments, a total of $1.05 billion of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, or transferred to covered OREO. The loan discount of $136.5 million related to these payoffs and removals was recorded as an adjustment to interest income in 2010.

              From the acquisition date of November 6, 2009 to December 31, 2009, excluding scheduled principal payments, a total of $333.8 million of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, or transferred to covered OREO. The loan discount of $74.4 million related to these payoffs and removals was recorded as an adjustment to interest income in 2009.

    FDIC Indemnification Asset

              Due to the fourth quarter 2010 reduction of the nonaccretable difference on the UCB covered loan portfolio, the expected reimbursement from the FDIC under the loss-sharing agreement decreased. The Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset. The amortization is in line with the improved accretable yield as discussed above. As such, the Company now has net amortization of the FDIC indemnification asset against income. For the year ended December 31, 2011, the Company recorded $59.9 million of amortization against income, compared to $14.7 million of accretion for the year ended December 31, 2010. For the years ended December 31, 2011 and 2010, the Company also recorded $210.4 million and $355.5 million, respectively, reduction to the FDIC indemnification asset resulting from paydowns, payoffs, loan sales, and charge-offs. Additionally, during 2011 and 2010, respectively, $3.6 million and $7.1 million were recorded as the increase in the estimate of liability owed to the FDIC at the completion of the FDIC loss share agreements.

              The table below shows FDIC indemnification asset activity for 2011 and 2010:

	2011	2010
	(In thousands)
Balance at beginning of period	$785,035	$1,091,814
Addition due to WFIB acquisition	—	41,131
(Amortization) Accretion	(59,929)	14,678
Reductions(1)(2)	(210,365)	(355,490)
Estimate of FDIC repayment(3)	(3,606)	(7,098)

Balance at end of period	$511,135	$785,035

(1)
Reductions relate to higher cash flows received from principal amortization, partial prepayments, loan payoffs and loan sales.

(2)
For the twelve months ended December 31, 2011, the reduction amount of $210.4 million also includes charge-offs, of which $126.4 million of these charge-offs are recoverable from the FDIC and recorded in other assets until reimbursement is received. For the twelve months ended December 31, 2010, the reduction amount of $355.5 million also includes charge-offs, of which $227.6 million are recoverable from the FDIC and recorded in other assets. Reductions relate to higher cash flows received from principal amortization, partial prepayments, loan payoffs and loan sales and the reduction of the credit discount.

(3)
This represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC loss share agreements, due to lower thresholds of losses.

    FDIC Receivable

              As of December 31, 2011, the FDIC loss sharing receivable was $76.6 million as compared to $62.6 million as of December 31, 2010. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include net charge-offs, loan-related expenses and OREO-related expenses. 100% of the loan-related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the Consolidated Balance Sheet.

9.           NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

              The following is a summary of year-end loans receivable, excluding covered loans ("non-covered loans"):

	December 31,
	2011	2010
	(In thousands)
Residential:
Single-family	$1,796,635	$1,119,024
Multifamily	933,168	974,745

Total residential	2,729,803	2,093,769

Commercial Real Estate ("CRE"):
Income producing	3,487,866	3,392,984
Construction	171,410	278,047
Land	173,089	235,707

Total CRE	3,832,365	3,906,738

Commercial and Industrial ("C&I"):
Commercial business	2,655,917	1,674,698
Trade finance	486,555	308,657

Total C&I	3,142,472	1,983,355

Consumer:
Student loans	306,325	490,314
Other consumer	277,461	243,212

Total consumer	583,786	733,526

Total gross loans receivable, excluding covered loans	10,288,426	8,717,388

Unearned fees, premiums, and discounts, net	(16,762)	(56,781)
Allowance for loan losses, excluding covered loans	(209,876)	(230,408)

Loans receivable, excluding covered loans, net	$10,061,788	$8,430,199

              Accrued interest on covered and non-covered loans receivable amounted to $68.5 million and $65.6 million at December 31, 2011 and 2010, respectively.

              At December 31, 2011 and 2010, covered and non-covered loans receivable totaling $8.65 billion and $8.14 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

              The Bank offers both fixed and adjustable rate ("ARM") first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $924.3 million and $430.8 million in new residential single-family loans during 2011 and 2010, respectively.

              The Bank also offers both fixed and ARM residential multifamily loan programs. For the years ended December 31, 2011 and 2010, the Bank originated $47.6 million and $26.4 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. The Bank considers all of the single-family and multifamily loans originated to be prime loans and underwriting criteria include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank does have some single-family loans with interest-only features. Single-family loans with interest-only features totaled $5.6 million or 1% and $7.8 million or 1% of total single-family loans at December 31, 2011 and 2010, respectively. Additionally, the Bank owns residential loans that permit different repayment options that were purchased several years ago. For these loans, there is the potential for negative amortization if the borrower chooses so. These residential loans that permit different repayment options totaled $14.0 million, or 1%, and $16.9 million, or 1%, of total residential loans at December 31, 2011 and 2010, respectively. None of these loans were negatively amortizing as of December 31, 2011 and 2010.

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

              Credit Risk and Concentrations—The real estate market in California, including the areas of Los Angeles, Riverside, San Bernardino and Orange counties, where a majority of the Company's loan customers are based, has been negatively impacted over the past few years. As of December 31, 2011, the Company had $3.83 billion in non-covered commercial real estate loans and $2.73 billion in non-covered residential loans, of which approximately 92% are secured by real properties located in California. Potential further deterioration in the real estate market generally and residential homes in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company's financial condition, net income and capital. In addition, although most of the Company's trade finance activities are related to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import activities. We also offer export-import financing to various domestic and foreign customers; the export loans are guaranteed by the Export-Import Bank of the United States.

              Purchased Loans—During 2011, the Company purchased loans with an unpaid principal balance of $782.8 million and a carrying amount of $740.8 million. 89% of these loans are student loans which are guaranteed by the U.S. Department of Education and pose limited credit risk.

              Loans Held for Sale—Loans held for sale totaled $278.6 million and $220.1 million as of December 31, 2011 and 2010, respectively. Loans held for sale are recorded at the lower of cost or fair market value. Fair market value, if lower than cost is determined based on valuations obtained from market participants or the value of the underlying collateral. As of December 31, 2011, approximately 90% of these loans were student loans reclassified to loans held for sale. During 2011, in total, loans receivable of $644.9 million were reclassified to loans held for sale. Some of these loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company's intent for these loans changed and they were consequently reclassified to loans held for sale. The remainder of loans was immediately classified as loans held for sale. Proceeds from sales of loans held for sale were $652.7 million in 2011, resulting in net gains on sale of $14.5 million. Proceeds from sales of loans held for sale were $409.5 million in 2010, resulting in net gains on sale of $18.5 million. During 2009, proceeds from sales of loans held for sale were $37.1 million with insignificant net gains on sales.

              Credit Quality Indicators—Loans are risk rated based on analysis of the current state of the borrower's credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower's current payment performance/delinquency, the borrower's current financial and liquidity status, and all other relevant information. For single family residential loans payment performance/delinquency is the driving indicator for the risk ratings. However, the risk ratings remain the overall credit quality indicator for the Company as well as the credit quality indicator utilized for estimating the appropriate allowance for loan losses. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass or Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the sources of repayment.

              Pass or Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade and generally, the Company does not grade a loan as Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower's financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed continuously and adjusted due to changes in borrower status and likelihood of loan repayment. The tables below present the non-covered loan portfolio by credit quality indicator as of December 31, 2011 and 2010. As of December 31, 2011,

non-covered loans graded Substandard and Doubtful have decreased by $143.0 million, or 21% from December 31, 2010. There were no Loss grade loans as of December 31, 2011 and 2010.

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2011
Residential:
Single-family	$1,768,149	$11,239	$17,247	$—	$1,796,635
Multifamily	810,458	25,531	97,179	—	933,168
CRE:
Income producing	3,211,386	63,066	213,414	—	3,487,866
Construction	109,184	—	62,226	—	171,410
Land	125,534	7,954	39,601	—	173,089
C&I:
Commercial business	2,492,904	62,409	100,357	247	2,655,917
Trade finance	467,822	7,161	11,572	—	486,555
Consumer:
Student loans	305,880	188	257	—	306,325
Other consumer	273,692	—	3,769	—	277,461

Total	$9,565,009	$177,548	$545,622	$247	$10,288,426

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2010
Residential:
Single-family	$1,076,281	$12,376	$30,367	$—	$1,119,024
Multifamily	789,631	42,887	142,227	—	974,745
CRE:
Income producing	3,054,197	80,714	258,073	—	3,392,984
Construction	202,385	—	75,662	—	278,047
Land	146,499	4,656	84,552	—	235,707
C&I:
Commercial business	1,553,218	34,449	81,185	5,846	1,674,698
Trade finance	296,430	4,069	8,158	—	308,657
Consumer:
Student loans	490,314	—	—	—	490,314
Other consumer	238,964	1,486	2,762	—	243,212

Total	$7,847,919	$180,637	$682,986	$5,846	$8,717,388

              Nonaccrual and Past Due Loans—Loans are tracked by the number of days borrower payments are past due. The table below presents an age analysis of nonaccrual and past due non-covered loans and loans held for sale, segregated by class of loans, as of December 31, 2011 and 2010:

	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Past Due Loans	Current Loans	Total
	(In thousands)
December 31, 2011
Residential:
Single-family	$6,991	$1,198	$8,189	$—	$3,569	$3,569	$1,784,877	$1,796,635
Multifamily	6,366	745	7,111	6,889	11,306	18,195	907,862	933,168
CRE:
Income producing	18,179	1,549	19,728	6,885	25,690	32,575	3,435,563	3,487,866
Construction	—	—	—	26,482	14,688	41,170	130,240	171,410
Land	—	573	573	1,136	9,589	10,725	161,791	173,089
C&I:
Commercial business	342	2,957	3,299	4,394	6,843	11,237	2,641,381	2,655,917
Trade finance	—	—	—	—	—	—	486,555	486,555
Consumer:
Student loans	109	188	297	—	257	257	305,771	306,325
Other consumer	1,130	—	1,130	—	2,249	2,249	274,082	277,461
Loans held for sale	—	—	—	—	25,655	25,655	252,948	278,603

Total	$33,117	$7,210	$40,327	$45,786	$99,846	$145,632	$10,381,070	10,567,029

Unearned fees, premiums and discounts, net								(16,762)

Total recorded investment in non-covered loans and loans held for sale								$10,550,267

	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Past Due Loans	Current Loans	Total
	(In thousands)
December 31, 2010
Residential:
Single-family	$5,449	$5,432	$10,881	$355	$7,058	$7,413	$1,100,730	$1,119,024
Multifamily	18,894	4,368	23,262	7,694	9,687	17,381	934,102	974,745
CRE:
Income producing	27,002	6,034	33,036	7,962	38,454	46,416	3,313,532	3,392,984
Construction	—	1,486	1,486	25,688	9,778	35,466	241,095	278,047
Land	479	—	479	20,761	8,138	28,899	206,329	235,707
C&I:
Commercial business	3,216	1,086	4,302	14,437	8,235	22,672	1,647,724	1,674,698
Trade finance	—	—	—	—	—	—	308,657	308,657
Consumer:
Student loans	—	—	—	—	—	—	490,314	490,314
Other consumer	781	1,485	2,266	—	620	620	240,326	243,212
Loans held for sale	—	—	—	—	14,062	14,062	205,993	220,055

Total	$55,821	$19,891	$75,712	$76,897	$96,032	$172,929	$8,688,802	8,937,443

Unearned fees, premiums and discounts, net								(56,781)

Total recorded investment in non-covered loans and loans held for sale								$8,880,662

              Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent TDR loans, are also put on nonaccrual status. Nonaccrual loans totaled $145.6 million and $172.9 million at December 31, 2011 and 2010, respectively. Loans not 90 or more days past due totaled $45.8 million and $76.9 million as of December 31, 2011 and 2010, respectively, were included in non-covered nonaccrual loans.

              The following is a summary of interest income foregone on nonaccrual loans:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$9,384	$12,689	$13,743
Less: Interest income recognized on nonaccrual loans on a cash basis	(3,519)	(7,880)	(10,231)

Interest income foregone on nonaccrual loans	$5,865	$4,809	$3,512

              Troubled debt restructurings—A troubled debt restructuring ("TDR") is a modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a below-market change in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged-off. The A/B note balance is comprised of the A note balances only. A notes are not disclosed as TDRs in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement.

              TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms. For nonperforming restructured loans, the loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments. The Company had $99.6 million and $122.1 million in total performing restructured loans as of December 31, 2011 and December 31, 2010, respectively. Nonperforming restructured loans were $38.9 million and $42.1 million at December 31, 2011 and December 31, 2010, respectively. Included as TDRs were $22.8 million and $57.3 million of performing A/B notes as of December 31, 2011 and December 31, 2010, respectively. All TDRs are included in the balance of impaired loans.

              The following table provides information on loans modified as of December 31, 2011 that were modified as TDRs during the year ended December 31, 2011:

	Loans Modified as TDRs During the Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Financial Impact(2)
	(Dollars in thousands)
Residential:
Single-family	13	$3,102	$2,972	$665
Multifamily	15	$6,442	$4,903	$1,279
CRE:
Income producing	11	$32,404	$29,933	$4,983
Construction	3	$3,740	$4,221	$220
Land	11	$35,554	$34,381	$4,279
C&I:
Commercial business	24	$18,247	$16,706	$4,443
Trade finance	1	$4,127	$4,127	$—
Consumer:
Student loans	—	$—	$—	$—
Other consumer	—	$—	$—	$—

(1)
Includes subsequent payments after modification and reflects the balance as of December 31, 2011.

(2)
The financial impact includes chargeoffs at modification date and specific reserves.

              Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower's financial difficulty in order to maximize the bank's recovery. As of December 31, 2011, modifications of residential TDRs, including single and multi-family loans, primarily included non-market interest rate reductions, maturity extensions and A/B note splits. A/B note splits result in a partial chargeoff or loss for the bank at the modification date. For the year ended December 31, 2011 residential TDRs modified using non-market interest rate reductions, maturity extensions and/or A/B note splits totaled $7.9 million, as of December 31, 2011. Commercial real estate TDRs, including income producing, construction and land loans, were primarily modified through A/B note splits, maturity extensions, forbearance payments and/or non-market interest rate changes with an impact of a partial chargeoff or loss for the bank and reduction of interest collected over the life of the loan. Commercial real estate TDRs modified through A/B note splits and/or maturity extensions totaled $40.6 million as of December 31, 2011. Commercial real estate TDRs modified through forbearance payments and/or non-market interest changes totaled $27.9 million as of December 31, 2011. Commercial and industrial TDRs, including commercial business and trade finance loans, were restructured in various ways, including A/B note splits, non-market interest rate changes and/or maturity extensions with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $20.8 million as of December 31, 2011. Performing TDRs at December 31, 2011 were comprised of $19.1 million in residential loans, $60.2 million in commercial real estate loans and $20.3 million in commercial and industrial loans. Nonperforming TDRs at December 31, 2011 were comprised of $2.7 million in residential loans, $34.6 million in commercial real estate loans and $1.6 million in commercial and industrial loans.

              Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 30 days for commercial and industrial, and commercial real estate and consumer loans, and beyond 90 days for residential loans, becomes nonaccrual and is considered to have defaulted. The following table provides information on TDRs that subsequently defaulted as of December 31, 2011 for the year ended December 31, 2011.

Loans Modified as TDRs that Subsequently Defaulted During the Year Ended December 31, 2011
	Number of Contracts	Recorded Investment
(Dollars in thousands)
Residential:
Single-family	—	$—
Multifamily	—	$—
CRE:
Income producing	—	$—
Construction	1	$890
Land	1	$11,695
C&I:
Commercial business	2	$307
Trade finance	—	$—
Consumer:
Student loans	—	$—
Other consumer	—	$—

              All TDRs are included in the impaired loan quarterly valuation allowance process. See the sections below Impaired Loans and Allowance for Loan Losses for the complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of delinquent TDRs and when the restructured loan is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. If the loan is a performing TDR the deficiency is included in the specific allowance, as appropriate. As of December 31, 2011, the allowance for loan losses associated with TDRs was $10.5 million for performing TDRs and $139 thousand for nonperforming TDRs.

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

              The Bank's loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories. The Bank considers loans to be impaired if, based on current information and events, it is probable the Bank will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Nonaccrual loans and performing troubled debt restructurings in the heterogeneous category are selected and evaluated for impairment on an individual basis. For loans determined to be impaired, the bank utilizes the most applicable asset valuation method for the loan from the following valuation methods: fair value of collateral less costs to sell, present value of expected future cash flows, or the loan's observable market price. When the value of an impaired loan is less than the recorded investment in the loan and the loan is 90 or more days delinquent, the deficiency between the current value and the recorded investment is charged-off against the allowance for loan losses. Generally, if the loan is less than 90 days past due or in process of modification, the deficiency will be recorded as a specific reserve.

              At December 31, 2011 and December 31, 2010, impaired loans totaled $219.6 million and $281.0 million, respectively. Impaired non-covered loans as of December 31, 2011 and December 31, 2010 are set forth in the following tables. The interest income recognized on impaired loans, excluding performing TDRs, is recognized on a cash basis when received.

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)
	(In thousands)
As of and for the year ended December 31, 2011
Residential:
Single-family	$10,248	6,578	2,535	9,113	1,131	9,408	65
Multifamily	37,450	28,272	3,520	31,792	1,124	35,855	473
CRE:
Income producing	69,664	55,701	7,941	63,642	1,187	68,087	1,030
Construction	75,714	45,413	1,067	46,480	815	64,398	1,099
Land	40,615	25,806	8,692	34,498	3,949	36,002	341
C&I:
Commercial business	38,857	20,772	6,650	27,422	4,835	32,033	484
Trade finance	4,127	4,127	—	4,127	—	4,127	—
Consumer:
Student loans	257	257	—	257	—	257	—
Other consumer	2,249	2,249	—	2,249	—	2,251	27

Total	$279,181	$189,175	$30,405	$219,580	$13,041	$252,418	$3,519

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)
	(In thousands)
As of and for the year ended December 31, 2010(2)
Residential:
Single-family	$19,769	$18,521	$355	$18,876	$219	$21,212	$209
Multifamily	34,708	32,012	631	32,643	90	39,350	540
CRE:
Income producing	95,899	82,345	6,354	88,699	1,557	100,004	2,174
Construction	88,586	81,789	2,436	84,225	1,366	95,324	1,728
Land	39,937	22,082	6,920	29,002	4,324	32,820	1,326
C&I:
Commercial business	37,668	23,044	3,897	26,941	2,468	27,378	1,199
Trade finance	—		—	—	—	—	—
Consumer:		—
Student loans	—		—	—	—	—	—
Other consumer	1,261	620	—	620	—	1,072	28

Total	$317,828	$260,413	$20,593	$281,006	$10,024	$317,160	$7,204

(1)
Excludes interest from performing TDRs.

(2)
The table has been corrected to include performing TDRs in the prior period presentation. Previously, the Company did not include performing TDRs as impaired loans. The amount of performing TDR's as of December 31, 2010 totaled approximately $122 million.

Allowance for Loan Losses

              The allowance consists of specific reserves and a general reserve. The Bank segregates loans into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans in the heterogeneous category are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of December 31, 2011, the Residential and CRE segments' predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment's predominant risk characteristics are global cash flows of the guarantors and businesses we lend to and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loan.

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

              Covered Loans—As of the respective acquisition dates, WFIB's and UCB's loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the allowance for loan losses calculation. As of December 31, 2011 and 2010, $6.6 million, or 3.1% and $4.2 million, or 1.8%, of the total allowance is allocated to the allowance for loan losses on covered loans. The covered loans acquired are and will continue to be subject to the Bank's internal and external credit review and monitoring. Credit deterioration, if any, beyond the respective acquisition date fair value amounts of the covered loans under ASC 310-30 will be separately measured and accounted for under ASC 310-30. If required, the establishment of an allowance for covered loans accounted for under ASC 310-30 will result in a charge to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of December 31, 2011 and 2010, there is no allowance for the covered loans accounted for under ASC 310-30 due to deterioration of credit quality.

              The Company recorded $95.0 million in loan loss provisions during 2011, as compared to $200.2 million during 2010. It is the Company's policy to promptly charge-off the amount of impairment on a loan which represents the difference between the outstanding loan balance and the fair value of the collateral or discounted cash flow. Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. During 2011, the Company recorded $112.1 million in net charge-offs in comparison to $202.5 million during 2010. The following table details activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the year ended December 31, 2011 and 2010. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

	Residential	CRE	C&I	Consumer	Covered Loans Subject to Allowance for Loan Losses(1)	Unallocated	Total
	(In thousands)
Year ended December 31, 2011
Beginning balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633
Provision for loan losses	15,416	22,817	50,848	2,455	2,422	1,048	95,006
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	(1,048)	(1,048)
Charge-offs	(13,323)	(78,803)	(30,606)	(1,959)	—	—	(124,691)
Recoveries	596	4,691	7,041	295	—	—	12,623

Net charge-offs	(12,727)	(74,112)	(23,565)	(1,664)	—	—	(112,068)

Ending balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523

Ending balance allocated to:
Loans individually evaluated for impairment	$2,255	$5,951	$4,835	$—	$—	$—	$13,041
Loans collectively evaluated for impairment	49,925	60,506	82,185	4,219	6,647	—	203,482
Loans acquired with deteriorated credit quality(2)	—	—	—	—	—	—	—

Ending balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523

	Residential	CRE	C&I	Consumer	Covered Loans Subject to Allowance for Loan Losses(1)	Unallocated	Total
	(In thousands)
Year ended December 31, 2010
Beginning balance	$38,025	$147,591	$50,487	$2,730	$—	$—	$238,833
Provision for loan losses	59,525	97,548	34,613	2,415	4,225	1,833	200,159
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	(1,833)	(1,833)
Charge-offs	(49,685)	(137,460)	(35,479)	(2,579)	—	—	(225,203)
Recoveries	1,626	10,073	10,116	862	—	—	22,677

Net charge-offs	(48,059)	(127,387)	(25,363)	(1,717)	—	—	(202,526)

Ending balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633

Ending balance allocated to:
Loans individually evaluated for impairment	$309	$7,247	$2,468	$—	$—	$—	$10,024
Loans collectively evaluated for impairment	49,182	110,505	57,269	3,428	4,225	—	224,609
Loans acquired with deteriorated credit quality(2)	—	—	—	—	—	—	—

Ending balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633

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

              The Company's recorded investment in total loans receivable as of December 31, 2011and 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company's impairment methodology is as follows:

	Residential	CRE	C&I	Consumer	Covered Loans Subject to Allowance for Loan Losses	Total
	(In thousands)
December 31, 2011
Loans individually evaluated for impairment	$43,395	$143,631	$31,338	$2,249	$—	$220,613
Loans collectively evaluated for impairment	2,686,408	3,688,734	3,111,135	581,536	583,804	10,651,617
Loans acquired with deteriorated credit quality(1)	1,331,615	2,322,062	413,479	67,124	—	4,134,280

Ending balance	$4,061,418	$6,154,427	$3,555,952	$650,909	$583,804	$15,006,510

	Residential	CRE	C&I	Consumer	Covered Loans Subject to Allowance for Loan Losses	Total
	(In thousands)
December 31, 2010
Loans individually evaluated for impairment	$51,519	$201,926	$26,941	$620	$—	$281,006
Loans collectively evaluated for impairment	2,042,250	3,704,812	1,956,415	732,905	561,725	8,998,107
Loans acquired with deteriorated credit quality(1)	1,614,732	3,059,133	634,560	85,623	—	5,394,048

Ending balance	$3,708,501	$6,965,871	$2,617,916	$819,148	$561,725	$14,673,161

(1)
The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30. The total principal balance is presented and excludes the purchase discount and any additional advances subsequent to acquisition date.

              Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions—The allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2011 and 2010, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $11.0 million and $10.0 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

              Loans serviced for others amounted to $2.10 billion and $1.81 billion at December 31, 2011 and 2010, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing and has limited recourse. The majority of these loans are residential and CRE at December 31, 2011. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions, $4.4 million and $4.7 million pertain to these loans as of December 31, 2011 and 2010, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

10.         NON-COVERED OTHER REAL ESTATE OWNED

              As of December 31, 2011, the Company had 37 OREO properties with a combined carrying value of $29.3 million. Approximately 62% of the carrying value of OREO properties as of December 31, 2011 were located in California, compared to 75% in 2010. During 2011, the Company foreclosed on 58 properties with an aggregate carrying value of $38.0 million as of the foreclosure date. Additionally, the Company recorded $3.0 million in write-downs. During this period, the Company also sold 51 OREO properties for total proceeds of $26.6 million resulting in a total net loss on sale of $151 thousand and charges against the allowance for loan losses totaling $780 thousand. As of December 31, 2010, the Company had 30 OREO properties with a carrying value of $21.9 million. During 2010, the Company foreclosed on 81 properties with an aggregate carrying value of $57.3 million as of the foreclosure date. Additionally, the Company recorded $7.0 million in write-downs. During this period, the Company also sold 79 OREO properties for total proceeds of $39.5 million resulting in a total net loss on sale of $145 thousand and charges against the allowance for loan losses totaling $2.6 million. During the year ended December 31, 2009, the Company sold 153 OREO properties with a combined carrying value of $112.2 million for a net loss of $5.4 million.

11.         INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

              The Company invests in certain limited partnerships that are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company's ownership amount in each limited partnership varies. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. Depending on the ownership percentage and the influence the Company has on the limited partnership, the company uses either the equity method or cost method of accounting. The limited partnerships are being amortized over the lives of the related tax credit. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

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

	December 31,
	2011		2010
	Amount	Count	Amount	Count
	(Dollars in thousands)
Tax credit partnerships:
Equity method	$94,874	26	$111,593	29
Cost method	48,587	17	43,481	17

Total tax credit partnerships	143,461	43	155,074	46
Tax exempt bonds	984		—

Grand total	$144,445		$155,074

Notes payable	$52,434		$49,690
Remaining tax credits	$183,186		$168,521

              The Company's usage of federal tax credits approximated $11.1 million, $12.4 million and $7.1 million during 2011, 2010 and 2009, respectively. Investment amortization amounted to $14.6 million, $9.4 million and $7.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011 the Company recorded $1.3 million of impairment on certain investments. Also during 2011 the Company sold three investments totaling $25.7 million with a loss of $3.7 million, compared to, one investment sold in 2010 totaling $3.2 million with a loss of $1.2 million. The Company recorded a purchase accounting adjustment in 2010 which reduced the affordable housing investments acquired through the UCB acquisition by $3.0 million.

12.         PREMISES AND EQUIPMENT

              Premises and equipment consists of the following:

	December 31,
	2011	2010
	(In thousands)
Land	$15,545	$15,545
Office buildings	92,041	108,131
Leasehold improvements	25,084	24,534
Furniture, fixtures and equipment	45,918	48,430

Total cost	178,588	196,640
Accumulated depreciation and amortization	(59,662)	(60,721)

Net book value	$118,926	$135,919

              Depreciation expense on premises and equipment was $12.1 million, $13.8 million and $7.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

              In May 2011, the Bank completed the sale of a building in an effort to consolidate properties acquired through the UCB acquisition. The property was sold for $18.5 million, a portion of which was mortgaged by the buyer, and resulted in a $4.4 million gain on sale after consideration of $0.8 thousand in selling costs. The gain on sale is accounted for using the installment method which apportions the buyer's cash payments and principal payments on the mortgage between cost recovered and profit. Accordingly, $1.8 million of the gain on sale was recognized as noninterest income in the year ended December 31, 2011, and the remaining $2.6 million of the gain on sale will be recognized as the buyer makes principal payments on the mortgage.

              Also in May 2011, the Bank sold an additional property for $2.6 million which resulted in a gain on sale of $0.4 million.

              During 2011, the Bank purchased new ATM machines with a total net value of $2.5 million.

13.         GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill

              The carrying amount of goodwill remained at $337.4 million as of December 31, 2011 and 2010. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

              As of December 31, 2011, the Company's market capitalization based on total outstanding common and preferred shares was $2.99 billion and its total stockholders' equity was $2.31 billion. The Company performed its annual impairment test as of December 31, 2011 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

              During the first quarter of 2010, the Company re-aligned its management reporting structure and identified three business divisions that meet the criteria of an operating segment in accordance with generally accepted accounting principles. The Company's three operating segments are Retail Banking, Commercial Banking, and Other. The Company determined that there were no additional reporting units below each operating segment and therefore the reporting units are equivalent to the operating segments. For complete discussion and disclosure see Note 26 to the Company's consolidated financial statements presented elsewhere in this report.

              In order to determine the fair value of the reporting units, a combined income and market approach was used. Under the income approach, the Company provided a net income projection for the next 5 years plus a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchaser of the reporting units could achieve by eliminating duplicative costs. Under the combined income and market approaches, the value from each approach was appropriately weighted to determine the fair value. As a result of this analysis, the Company determined that there was no goodwill impairment at December 31, 2011 as the fair values of all reporting units exceeded the current carrying amounts of the goodwill. No assurance can be given that goodwill will not be written down in future periods.

              The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are summarized in the following table:

	As of December 31,
	2011	2010
Balance, beginning of year	$337,438	$337,438
Additions to goodwill	—	—
Impairment write-down	—	—
Purchase accounting adjustments	—	—

Balance, end of year	$337,438	$337,438

Premiums on Acquired Deposits

              The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of December 31, 2011 and 2010, the gross carrying amount of premiums on acquired deposits totaled $117.6 million and $117.6 million, respectively, and the related accumulated amortization totaled $50.4 million and $38.1 million, respectively. During 2010, the Company recorded $3.1 million in premiums on deposits acquired in the WFIB Acquisition. During 2009, the Company recorded $74.4 million in premiums on deposits acquired in the UCB Acquisition.

              The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $12.3 million, $13.3 million and $5.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company did not record any impairment write-downs on deposit premiums during 2011, 2010 and 2009.

              The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years is as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2012	$10,906
2013	9,364
2014	8,454
2015	7,543
2016	6,634
Thereafter	24,289

Total	$67,190

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

              Information regarding the Company's mortgage servicing assets ("MSAs") for the years ended December 31, 2011 and 2010 is as follows:

	Year ended December 31,
	2011	2010
	(In thousands)
MSAs balance, beginning of year	$13,574	$16,001
Additions	50	309
Amortization	(2,431)	(2,736)

MSAs before valuation allowance, end of year	11,193	13,574
Valuation allowance	(4,310)	(3,383)

MSAs, end of year	$6,883	$10,191

Fair value, beginning of year	$14,509	$16,284
Fair value, end of year	$11,252	$14,509
Valuation allowance, beginning of year	$(3,383)	$(2,575)
Impairment	(927)	(808)

Valuation allowance, end of year	$(4,310)	$(3,383)

Key Assumptions:
Weighted average discount	12.34%	12.43%
Weighted average prepayment speed assumption	11.72%	8.17%

              Estimated future amortization of mortgage servicing assets for the succeeding five years and thereafter is as follows:

Total
(In thousands)
Estimate for the year ending December 31,
2012	$1,491
2013	1,158
2014	902
2015	704
2016	551
Thereafter	2,077

Total	$6,883

              The following table shows the hypothetical effect on the fair value of our mortgage servicing assets using various unfavorable variations of the expected levels of certain key assumptions used in the valuations as of December 31, 2011 and 2010. These sensitivities are hypothetical and are presented for illustration purposes only. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the interest that continues to be held by the transferor is calculated without changing any of the other assumptions. In reality, changes in one factor may result in changes in another factor which might magnify or counteract the sensitivities.

	December 31,
	2011	2010
	(Dollars in thousands)
Balance sheet net carrying value	$6,883	$10,191
CPR assumption	11.72%	8.17%
Impact on fair value of 10% adverse change of prepayment speed	$(131)	$(118)
Impact on fair value of 20% adverse change of prepayment speed	$(256)	$(232)
Discount rate assumption	12.34%	12.43%
Impact on fair value of 10% adverse change of discount rate	$(165)	$(264)
Impact on fair value of 20% adverse change of discount rate	$(319)	$(511)

15.         CUSTOMER DEPOSIT ACCOUNTS

              Customer deposit account balances are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Noninterest-bearing demand	$3,492,795	$2,676,466
Interest-bearing checking	971,179	757,446
Money market accounts	4,678,409	4,457,376
Savings deposits	1,164,618	984,518

Total core deposits	10,307,001	8,875,806

Time deposits:
Less than $100,000	2,186,604	2,239,836
$100,000 or greater	4,959,397	4,525,617

Total time deposits	7,146,001	6,765,453

Total deposits	$17,453,002	$15,641,259

              The $4.96 billion and $4.53 billion balance of time deposits $100 thousand or greater at December 31, 2011 and 2010, includes $264.6 million and $481.8 million of deposits held by the Company's foreign branch located in Hong Kong.

              At December 31, 2011, the scheduled maturities of time deposits are as follows:

	$100,000 or Greater	Less Than $100,000	Total
	(In thousands)
2012	$4,241,832	$1,962,274	$6,204,106
2013	345,327	165,990	511,317
2014	101,042	6,648	107,690
2015	43,151	45,776	88,927
2016	73,520	5,908	79,428
Thereafter	154,525	8	154,533

Total	$4,959,397	$2,186,604	$7,146,001

              Accrued interest payable totaled $7.1 million and $2.6 million at December 31, 2011 and 2010, respectively. Interest expense on customer deposits by account type is summarized as follows:

	December 31,
	2011	2010	2009
		(In thousands)
Interest-bearing checking	$3,009	$2,349	$1,507
Money market accounts	20,610	29,514	25,583
Savings deposits	2,988	3,986	3,322
Time deposits:
Less than $100,000	29,329	34,958	32,073
$100,000 or greater	51,174	45,930	66,992

Total	$107,110	$116,737	$129,477

              As of December 31, 2011, time deposits within the Certificate of Deposit Account Registry Service ("CDARS") program decreased to $580.9 million, compared to $713.5 million at December 31, 2010. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, the Company is partnered with another financial institution and offers a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

16.         FEDERAL FUNDS PURCHASED

              Federal funds purchased generally mature within one business day to six months from the transaction date. Federal funds purchased are included in notes payable and other borrowings.

              The following table provides information on Federal funds purchased for the periods indicated:

	As of and for the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at end of year	$—	$22	$22
Average balance outstanding during the year	$3,496	$871	$2,379
Maximum balance outstanding at any month-end	$100,000	$6,023	$3,022
Weighted average interest rate during the year	0.10%	0.20%	0.37%
Weighted average interest rate at end of year	—%	0.15%	0.06%

              As a means of augmenting its liquidity, the Company has established Federal funds lines with several correspondent banks. The Company's available borrowing capacity from Federal funds line facilities amounted to $563.0 million and $313.0 million as of December 31, 2011 and 2010, respectively.

17.         FEDERAL HOME LOAN BANK ADVANCES

              FHLB advances and their related weighted average interest rates are summarized as follows:

	December 31, 2011		December 31, 2010
Year of Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2011	$—	—%	$246,046	0.97%
2012	—	—%	100,000	1.03%
2013	78,683	4.43%	186,546	4.55%
2014	52,656	4.43%	53,800	4.43%
2015	21,557	4.46%	216,616	4.46%
After 2015	302,355	4.04%	411,140	4.16%

Total	$455,251	4.17%	$1,214,148	3.38%

              Total outstanding FHLB advances amounted to $455.3 million and $1.21 billion at December 31, 2011 and 2010, respectively. Of these amounts, there were no outstanding overnight borrowings at December 31, 2011, and $200.0 million overnight borrowings at December 31, 2010. All advances as of December 31, 2011 and December 31, 2010 are at fixed interest rates and are secured by real estate loans.

              The Company's available borrowing capacity from unused FHLB advances totaled $3.61 billion and $2.23 billion at December 31, 2011 and 2010, respectively. The Company's available borrowing capacity from FHLB advances is derived from its outstanding FHLB advances and from its portfolio of loans that are pledged to the FHLB. During 2011, long-term FHLB advances totaling $523.5 million were prepaid, with a related $11.8 million in prepayment penalties. In comparison, we prepaid $1.12 billion of FHLB advances, with a related $13.8 million in prepayment penalties during 2010. Additionally, at December 31, 2011 and 2010, the Company had additional available borrowing capacity of $1.02 billion and $588.8 million, respectively, from the Federal Reserve Bank's discount window derived from its portfolio of loans that are pledged to the Federal Reserve Bank.

18.         SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

              Securities sold under repurchase agreements totaled $1.02 billion and $1.08 billion as of December 31, 2011 and 2010, respectively. These balances included $25.2 million and $88.5 million in short-term repurchase agreements as of December 31, 2011 and December 31, 2010, respectively. The interest rates on these short-term repurchase agreements were 0.57% and 0.54% as of December 31, 2011 and December 31, 2010, respectively. The remaining repurchase agreements are long-term with interest rates that are largely fixed, ranging from 4.15% to 5.13% as of December 31, 2011. The counterparties have the right to a quarterly call for many of the repurchase agreements.

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

              The following table provides information on securities sold under repurchase agreements as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
Year of Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2011	$—	—%	$88,545	0.54%
2012	25,208	0.57%	—	—%
2015	245,000	4.49%	245,000	4.49%
2016	700,000	4.91%	700,000	4.91%
2017	50,000	4.15%	50,000	4.15%

Total	$1,020,208	4.66%	$1,083,545	4.42%

              Total interest expense recorded on repurchase agreements amounted to $48.6 million, $49.0 million and $49.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

              The Company also has master repurchase agreements with other major brokerage companies. The Company's available borrowing capacity from repurchase agreements totaled $979.8 million and $1.21 billion at December 31, 2011 and 2010, respectively.

19.         CAPITAL RESOURCES

              Junior Subordinated Debt—As of December 31, 2011, the Company has seven statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the Trusts to the Company in conjunction with these transactions. The common stock is recorded in other assets for the amount issued in connection with these junior subordinated debt issuances. Junior subordinated debt outstanding, issued by the Trusts to the Company, was $133.0 million and $155.8 million at December 31, 2011 and 2010, respectively. During 2011, the Company called $21.4 million of junior subordinated debt securities with an associated early repayment penalty of $526 thousand. The related two statutory business trusts were dissolved during 2011 after the repayment of the related debt. The debt securities were repaid in order to reduce higher interest-bearing debt and in anticipation of the phase out of trust preferred securities as Tier I regulatory capital beginning in 2013. The related common stock outstanding, issued by the Trust to the Company was $4.2 million and $4.8 million as of December 31, 2011 and 2010, respectively.

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

              The table below summarizes pertinent information related to outstanding junior subordinated debt issued by each Trust as of December 31, 2011 and 2010:

				Balance at December 31,
		Stated Interest Rate	Rate at December 31, 2011
Trust Name	Maturity Date(1)			2011	2010
				(Dollars in thousands)
East West Capital Trust I	March 2030	10.88%, fixed	—%	$—	$10,750
East West Capital Trust II	July 2030	10.95%, fixed	—%	—	10,000
East West Capital Statutory Trust III	December 2033	3-month Libor + 2.85%	3.41%	10,000	10,000
East West Capital Trust IV	July 2034	3-month Libor + 2.55%	2.97%	10,000	10,000
East West Capital Trust V	November 2034	3-month Libor + 1.80%	2.10%	15,000	15,000
East West Capital Trust VI	September 2035	3-month Libor + 1.50%	2.05%	20,000	20,000
East West Capital Trust VII	June 2036	3-month Libor + 1.35%	1.90%	30,000	30,000
East West Capital Trust VIII	June 2037	3-month Libor + 1.40%	1.93%	18,000	20,000
East West Capital Trust IX	September 2037	3-month Libor + 1.90%	2.45%	30,000	30,000

				$133,000	$155,750

(1)
All of the above debt instruments are subject to various call options.

              Subordinated Debt—In 2005, the Company issued $75.0 million in subordinated debt in a private placement transaction. For the subordinated debt, the maturity is September 23, 2015 and the interest rate is based on the three-month LIBOR plus 110 basis points, payable on a quarterly basis. At December 31, 2011, the interest rate on this debt instrument was 1.54%. The subordinated debt was issued through the Bank and qualifies as Tier II capital for regulatory reporting purposes and is included as a component of long-term debt in the accompanying consolidated balance sheets.

20.         INCOME TAXES

              The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current income tax expense (benefit):
Federal	$(86,157)	$9,942	$(109,092)
State	34,760	69,026	2,916
Foreign	—	—	1,758

Total current income tax expense (benefit)	(51,397)	78,968	(104,418)

Deferred income tax expense (benefit):
Federal	193,834	55,083	127,668
State	(7,706)	(48,273)	11,571
Foreign	3,369	5,567	(12,107)

Total deferred income tax expense (benefit)	189,497	12,377	127,132

Provision (benefit) for income taxes	$138,100	$91,345	$22,714

              The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2011	2010	2009
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	4.3	5.3	8.1
Tax credits	(2.7)	(4.8)	(6.9)
Foreign subsidiaries acquisition	—	—	(14.4)
Other, net	(0.6)	0.2	(0.1)

Effective income tax rate	36.0%	35.7%	21.7%

              The Company recognizes investment tax credits from low income housing and other investments in the year the credit arises under the flow-through method of accounting.

              The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	December 31,
	2011				2010
	Federal	State	Foreign	Total	Federal	State	Foreign	Total
	(In thousands)
Deferred tax liabilities:
Core deposit intangibles	$(19,449)	$(5,537)	$133	$(24,853)	$(26,574)	$(8,723)	$133	$(35,164)
Affordable housing partnerships	(15,091)	(3,904)	—	(18,995)	(14,889)	(4,489)	—	(19,378)
Fixed assets	(21,640)	(6,305)	—	(27,945)	(27,053)	(9,504)	—	(36,557)
FHLB stock	(24,088)	(6,874)	—	(30,962)	(32,191)	(10,202)	—	(42,393)
Deferred loan fees	(3,041)	(844)	—	(3,885)	(3,854)	(1,194)	—	(5,048)
Purchased loan discounts	(160)	(44)	—	(204)	(199)	(61)	—	(260)
State taxes	(10,749)	—	—	(10,749)	—	—	—	—
Mortgage servicing assets	(2,560)	(711)	—	(3,271)	(3,227)	(999)	—	(4,226)
Section 597 gain	(142,934)	(3,588)	—	(146,522)	—	—	—	—
FDIC receivable	(371,049)	(9,314)	—	(380,363)	(420,752)	31,026	—	(389,726)
Acquired debt	(10,812)	(1,012)	(300)	(12,124)	(51,070)	(922)	(300)	(52,292)
Other, net	(4,155)	(986)	—	(5,141)	(2,531)	(454)	(600)	(3,585)

Total gross deferred tax (liabilities)	(625,728)	(39,119)	(167)	(665,014)	(582,340)	(5,522)	(767)	(588,629)

Deferred tax assets:
Allowance for loan losses and REO reserves	79,269	18,556	(5,220)	92,605	84,337	21,896	(5,220)	101,013
Deferred compensation	14,533	4,101	—	18,634	15,407	4,854	—	20,261
State taxes	—	—	—	—	2,734	—	—	2,734
Purchased loan premium	832	231	—	1,063	966	299	—	1,265
Unrealized loss on securities	69,239	20,267	—	89,506	77,760	24,336	—	102,096
Net operating loss carryforwards	1,052	34,395	—	35,447	3,057	34,813	2,041	39,911
Acquired loans and REOs	577,883	30,015	7,957	615,855	303,045	(7,298)	11,926	307,673
Other, net	10,016	4,277	97	14,390	12,013	3,751	97	15,861

Total gross deferred tax assets	752,824	111,842	2,834	867,500	499,319	82,651	8,844	590,814

Valuation allowance	—	(603)	—	(603)	—	(624)	(2,041)	(2,665)

Net deferred tax (liabilities) assets	$127,096	$72,120	$2,667	$201,883	$(83,021)	$76,505	$6,036	$(480)

              Management believes that it is more likely than not that all of the deferred tax assets recorded at December 31, 2011 will be realized (except to the extent of the recorded valuation allowance) because it expects to have sufficient taxable income in future years to fully realize them. A valuation allowance has been provided for the state net operating losses ("NOLs") (for states other than California, Georgia, Massachusetts and New York) since management believes that these NOLs may not be fully utilized. The valuation allowance for China loss has been fully reversed in 2011. In preparing the 2010 federal income tax return, the Bank made adjustments to the purchase price allocation to various assets related to the UCB acquisition which resulted in Section 597 gain of $666.0 million.

              At December 31, 2011 and 2010, the Bank had federal net operating loss carryforwards of approximately $3.0 million and $3.3 million, respectively. At December 31, 2011 and 2010, the Bank had state net operating loss carryforwards of approximately $312.3 million and $321.1 million, respectively. Of this amount, $3.0 million of the state net operating loss resulted from the acquisition of Desert Community Bank ("DCB") in 2007 and will expire in 2021. The remaining state net operating loss carryforward expires in various years through 2031. Federal and state tax laws related to a change in ownership, such as that resulting from the acquisition of DCB, place limitations on the annual amount of net operating loss carryovers that can be utilized to offset post-acquisition taxable income. Under Internal Revenue Code Section 382, which is also applicable for California tax purposes, certain changes in the ownership of a loss company can result in limitations on the utilization of net operating and any built-in losses. This annual limitation is generally based on the value of the loss company at the ownership change date. In 2010, California suspended the utilization of net operating losses for tax years 2010 and 2011 but allowed taxpayers to carryforward net operating losses for 20 years properly increased for any years in which the loss is suspended.

              The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$4,952	$5,763
Additions for tax positions of prior years	794	721
Reductions for tax positions of prior years	(3,208)	(288)
Additions for tax positions of current year	794	634
Settlements	—	(1,878)

Balance, end of year	$3,332	$4,952

              During 2011, the Company increased the unrecognized tax benefits reserve by $1.6 million for the California enterprise zone net interest deduction. The Company also reduced the unrecognized tax benefits for the California enterprise zone net interest deduction by $3.2 million due to work performed to find additional qualified enterprise zone loans from 2005 to 2008. As of December 31, 2011 and 2010, the liability for uncertain tax positions was $4.8 million and $6.2 million, respectively. Also, as of December 31, 2011 and 2010, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $2.2 million and $3.0 million, respectively.

              During 2011, the Company finalized the Internal Revenue Service examination for the tax years 2006 to 2009 and for Florida for the tax years ended 2006 to 2008 with no material changes. The Company is currently under examination by California for tax years ended 2003 through 2008. For federal tax purposes, tax years from 2007 and beyond remain open and for California franchise tax purposes tax years from 2003 and beyond remain open. The Company does not believe that there are any other tax jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company's financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the year ending December 31, 2012.

              The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of income tax expense in the consolidated statement of operations. The Company accrued interest and penalties of $287 thousand, $796 thousand and $1.15 million for its unrecognized tax positions as of December 31, 2011, 2010 and 2009, respectively. Total interest and penalties accrued as of December 31, 2011 and 2010 were $1.5 million and $1.2 million, respectively.

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

              Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of December 31, 2011 and 2010, undisbursed loan commitments amounted to $2.19 billion and $1.89 billion, respectively. In addition, the Bank has committed to fund mortgage and commercial loan applications in process amounting to $305.6 million and $349.9 million as of December 31, 2011 and 2010, respectively. Substantially all commitments are for loans to be held for investment.

              Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2011 and 2010, commercial and standby letters of credit totaled $1.64 billion and $768.8 million, respectively. The Bank issues standby letters of credit ("SBLCs") and financial guarantees to support the obligations of its customers to beneficiaries. Based on historical trends, the probability that it will have to make payments under standby letters of credit is low. Additionally, in many cases, the Bank holds collateral in various forms against these standby letters of credit. As part of its risk management activities, the Bank continuously monitors the creditworthiness of the customer as well as its SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the standby letters of credit by presenting documents that are in compliance with the letter of credit terms. In that event, the Bank either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the standby letters of credit. The customer is obligated to reimburse the Bank for any such payment. If the customer fails to pay, the Bank would, as applicable, liquidate collateral and/or set off accounts.

              Credit card lines are unsecured commitments that are not legally binding. Management reviews credit card lines at least annually and, upon evaluation of the customers' creditworthiness, the Bank has the right to terminate or change certain terms of the credit card lines.

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

              As of December 31, 2011 and 2010, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provision amounted to $11.0 million and $10.0 million, respectively. These amounts are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The increase in the off-balance sheet allowance amount was due to increases in unfunded loan commitments and off-balance sheet exposures.

              Guarantees—From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default. As of December 31, 2011, total loans sold or securitized with recourse amounted to $589.9 million and were comprised of $54.5 million in single-family loans with full recourse and $535.4 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $699.6 million at December 31, 2010, comprised of $60.9 million in single-family loans with full recourse and $638.7 million in multifamily loans with limited recourse. In conjunction with the UCB Purchase and Assumption Agreement, East West Bank assumed all servicing agreements the prior UCB had entered into. The recourse provision on multifamily loans varies by loan sale and is limited to up to 4% of the top loss on the underlying loans. The Company's recourse reserve related to loan sales and securitizations totaled $4.4 million and $4.7 million as of December 31, 2011 and 2010, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from single-family and multifamily loan portfolios.

              The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2011 and 2010, the amount of loans sold without recourse totaled $1.23 billion and $1.48 billion, respectively. Total loans securitized without recourse amounted to $273.7 million and $325.5 million, respectively, at December 31, 2011 and 2010. The loans sold or securitized without recourse represent the unpaid principal balance of the Company's loans serviced for others portfolio.

              Lease Commitments—The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $22.8 million, $23.2 million and $15.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

              Future minimum rental payments under non-cancelable operating leases are estimated as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2012	$22,149
2013	19,801
2014	17,693
2015	13,155
2016	10,051
Thereafter	24,900

Total	$107,749

              Litigation—Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2011. The Bank, from time to time, is a party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations or liquidity of the Company or the Bank.

22.         STOCK COMPENSATION PLANS

              The Company issues stock options and restricted stock awards to employees under share-based compensation plans. The adoption of ASC 505 and ASC 718 on January 1, 2006 has resulted in incremental stock-based compensation expense. Since the Company has previously recognized compensation expense on restricted stock awards, the incremental stock-based compensation expense recognized pursuant to ASC 505 and ASC 718 relates only to issued and unvested stock option grants. For the years ended December 31, 2011, 2010, and 2009, incremental stock-based compensation expense reduced income before income taxes by $685 thousand, $937 thousand, and $1.4 million, and reduced net income by $397 thousand, $544 thousand, and $841 thousand, respectively. This additional expense reduced both basic and diluted earnings per share by $0.00, $0.00, and $0.01 for the years ended December 31, 2011, 2010, and 2009, respectively.

              During the years ended December 31, 2011, 2010 and 2009, total compensation expense related to stock options and restricted stock awards reduced income before taxes by $13.5 million, $8.5 million, and $5.3 million, respectively, and reduced net income by $7.9 million, $4.9 million and $3.1 million, respectively.

              The Company received $4.2 million and $3.6 million as of December 31, 2011 and 2010, respectively, in cash proceeds from stock option exercises. The net tax benefit recognized in equity for stock compensation plans was $717 thousand for 2011 compared with a net tax expense of $170 thousand for 2010.

              As of December 31, 2011, there are 4,648,828 shares available to be issued, subject to the Company's current 1998 Stock Incentive Plan, as amended.

              Stock Options—The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

              A summary of activity for the Company's stock options as of and for the year ended December 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of year	1,438,979	$24.21
Granted	8,654	23.11
Exercised	(330,756)	12.70
Forfeited	(171,797)	29.92

Outstanding at end of year	945,080	$27.19	2.28 years	$782

Vested or expected to vest at year-end	933,258	$27.30	2.26 years	$739

Exercisable at year-end	758,166	$29.34	1.98 years	$350

              A summary of changes in unvested stock options and related information for the year ended December 31, 2011 is presented below:

Unvested Options	Shares	Weighted Average Grant Date Fair Value (per share)
Unvested at January 1, 2011	416,851	$5.04
Granted	8,654	13.21
Vested	(227,813)	5.59
Forfeited	(10,778)	4.56

Unvested at December 31, 2011	186,914	$4.77

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010(5)	2009
Expected term(1)	4 years	N/A	4 years
Expected volatility(2)	78.1%	N/A	60.5%
Expected dividend yield(3)	0.2%	N/A	0.6%
Risk-free interest rate(4)	1.6%	N/A	1.8%

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

(5)
The Company did not issue any stock options during the year ended December 31, 2010.

              The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Exercisable Options	Weighted Average Exercise Price
$0.00 to $4.99	15,530	$4.25	4.25 years	—	$—
$5.00 to $9.99	7,292	5.43	4.21 years	—	—
$10.00 to $14.99	32,528	13.62	1.42 years	24,115	13.17
$15.00 to $19.99	117,511	17.73	2.47 years	90,117	17.63
$20.00 to $24.99	364,982	21.14	3.21 years	236,697	21.09
$25.00 to $29.99	—	—	—	—	—
$30.00 to $34.99	18,320	33.82	0.57 years	18,320	33.82
$35.00 to $39.99	382,168	37.83	1.38 years	382,168	37.83
$40.00 to $44.99	6,749	40.36	1.66 years	6,749	40.36

$0.00 to $44.99	945,080	$27.19	2.28 years	758,166	$29.34

              During the years ended December 31, 2011, 2010 and 2009, information related to stock options are presented as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted average grant date fair value of stock options granted during the year(1)	$13.21	$—	$3.00
Total intrinsic value of options exercised (in thousands)	$2,650	$1,772	$53
Total fair value of options vested (in thousands)	$1,274	$2,137	$1,638

(1)
The Company did not issue any stock options during the year ended December 31, 2010.

              As of December 31, 2011, total unrecognized compensation cost related to stock options amounted to $185 thousand. This cost is expected to be recognized over a weighted average period of 2.8 years.

              Restricted Stock—In addition to stock options, the Company also grants restricted stock awards to directors, officers and employees. The restricted stock awards fully vest after one to five years of continued employment from the date of grant; some of the awards are also subject to achievement of certain established financial goals. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock when the restrictions are released and the shares are issued. Restricted stock awards are forfeited if officers and employees terminate employment prior to the lapsing of restrictions or if established financial goals are not achieved. The Company records forfeitures of issued restricted stock as treasury share repurchases.

              A summary of the activity for the Company's time-based and performance-based restricted stock awards as of December 31, 2011, including changes during the year then ended, is presented below:

	2011
	Restricted Stock
	Time-Based		Performance-Based
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	1,789,498	$17.09	—	$—
Granted	502,781	19.17	513,022	22.25
Vested	(242,025)	23.82	—	—
Forfeited	(240,193)	17.05	(32,287)	23.11

Outstanding at end of year	1,810,061	$16.77	480,735	$22.19

              During 2011 there were no restricted stock granted to outside directors.

              Restricted stock awards are valued at the closing price of the Company's stock on the date of award. The weighted average fair values of time-based restricted stock awards granted during the years ended December 31, 2011, 2010, and 2009 were $19.17, $17.11, and $7.41, respectively. The weighted average fair value of performance-based restricted stock awards granted during the year ended December 31, 2011, was $22.25. There were no performance-based restricted stock awarded during the years ended December 31, 2010 and 2009. The total fair value of time-based restricted stock awards vested during 2011, 2010 and 2009 was $4.9 million, $4.3 million and $1.0 million, respectively. There were no performance-based restricted stock awards vested during the year ended December 31, 2011, 2010 and 2009.

              As of December 31, 2011, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $16.5 million and $7.4 million, respectively. This cost is expected to be recognized over a weighted average period of 2.13 years and 1.88 years, respectively.

              Stock Purchase Plan—The Company adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount. The Purchase Plan allows employees to purchase shares at 90% of the per share market price at the date of exercise, with an annual common stock value purchase limitation of $25,000. As of December 31, 2011, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the Purchase Plan.

              The Purchase Plan covers a total of 2,000,000 shares of the Company's common stock. During 2011 and 2010, 64,032 shares totaling $1.0 million and 56,448 shares totaling $849 thousand, respectively, were sold to employees under the Purchase Plan.

23.         EMPLOYEE BENEFIT PLANS

              The Company sponsors a defined contribution plan for the benefit of its employees. The Company's contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to a maximum of 15% of their compensation, not to exceed the dollar limit imposed by the Internal Revenue Service. For plan years ended December 31, 2011 and 2010, the Company contributed $3.0 million and $2.0 million, respectively. There were no Company contributions to the plan for the plan year ended December 31, 2009.

              During 2002, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP meets the definition of a pension plan per ASC 715-30, Compensation—Retirement Benefits—Defined Benefit Plans—Pension, pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers' years of service and compensation. For the years ended December 31, 2011, 2010, and 2009, $1.6 million, $2.6 million and $2.3 million, respectively, of benefits were accrued and expensed. The SERP is funded through life insurance contracts on the participating officers, though the plan does not require formal funding. At December 31, 2011, the life insurance contracts related to the SERP had an aggregate cash surrender value of $43.3 million. As of December 31, 2011 and 2010, the vested benefit obligation under the SERP was less than the cash surrender value of the life insurance contracts respectively. In 2011, one executive received the elected lump sum payment of $11.2 million, terminating their SERP benefits.

24.         STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

              Series A Preferred Stock Offering—In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A ("Series A"), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred shares into 64.9942 shares of the Company's common stock, plus cash in lieu of fractional shares. This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company's common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred shares to be converted into shares of the Company's common stock. Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share. The proceeds from this offering were used to augment the Company's liquidity and capital positions and reduce its borrowings. As of December 31, 2011, 85,710 shares were outstanding.

              Series B Preferred Stock Offering—On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B"), with a liquidation preference of $1,000 per share. The Company received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury by participating in the U.S. Treasury's Capital Purchase Program ("TCPP"). On December 29, 2010, in accordance with approvals received from the U.S. Treasury and the Federal Reserve Board, the Company repurchased all shares of the Series B preferred stock and the related accrued and unpaid dividends by using $308.4 million of available cash, without raising any capital or debt. As a result of repurchasing the Series B preferred stock, the Company accelerated the remaining accretion of the issuance discount on the Series B preferred stock of $17.5 million and recorded a corresponding charge to stockholders' equity and income available to common stockholders in the calculation of diluted earnings per share. While participating in the TCPP, we recorded $56.9 million in dividends and accretion, including $31.7 million in cash dividends and $25.2 million of accretion on the Series B preferred stock issuance discount. Repayment will save us approximately $15.3 million in annual dividends.

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

              Private Placement—On November 5, 2009, we entered into investment agreements with various investors, pursuant to which the investors purchased an aggregate of $500.0 million of our common stock and newly-issued shares of our Mandatorily Convertible Non-Voting Perpetual Preferred Stock, Series C ("Series C"), with a liquidation preference of $1,000 per share, in a private placement transaction which closed on November 6, 2009. In the private placement, we issued certain qualified institutional buyers and accredited investors, several of whom were already our largest institutional stockholders, an aggregate of 335,047 shares of our Series C preferred stock and an aggregate of 18,247,012 shares of common stock. On March 25, 2010, at a special meeting of the stockholders, our stockholders voted to approve the issuance of 37,103,734 shares of our common stock upon conversion of the 335,047 shares of the Series C preferred stock. Subsequently, on March 30, 2010, each share of the Series C preferred stock was automatically converted into 110.74197 shares of common stock at a per common share conversion price of $9.03, as adjusted in accordance with the terms of the Series C preferred stock. As a result, no shares of the Series C preferred stock remain outstanding as of December 31, 2011 and 2010.

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

              Stock Repurchase Program—On January 19, 2012, it was announced that the Company's Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company's common stock. The Company did not repurchase any shares during the years ended December 31, 2011, 2010 and 2009.

              Quarterly Dividends—The Company's Board of Directors declared and paid quarterly preferred stock cash dividends of $20.00 per share on its Series A preferred stock during 2011 and 2010. The Board of Directors has also authorized the payment of quarterly dividends of $12.50 per share on the Company's Series B preferred stock during 2011 and 2010. Cash dividends totaling $6.9 million and $22.1 million were paid to the Company's Series A and Series B preferred stock shareholders during the years ended December 31, 2011 and 2010, respectively.

              The Company also paid quarterly dividends on its common stock of $0.01 per share for the first quarter of 2011 and $0.05 per share for the remaining quarters of 2011. In comparison, the Company paid quarterly dividends on its common stock of $0.01 per share for all quarters of 2010. Total quarterly dividends amounting to $23.9 million and $5.5 million were paid to the Company's common shareholders during the years ended December 31, 2011 and 2010, respectively.

              Accumulated Other Comprehensive (Loss)/Income—As of December 31, 2011, total accumulated other comprehensive loss was ($33.9) million which includes the following components: net unrealized loss on securities available for sale of ($34.8) million and foreign exchange translation adjustment of $908 thousand. As of December 31, 2010, total accumulated other comprehensive loss was ($12.4) million which includes the following components: net unrealized loss on securities available for sale of ($13.9) million and foreign exchange translation adjustment of $1.5 million.

              Earnings Per Share ("EPS")—The calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Net Income Available to Common Stockholders	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
2011
Net income	$245,234	147,093
Less:
Preferred stock dividends and amortization of preferred stock discount	(6,857)

Basic EPS—income available to common stockholders	$238,377	147,093	$1.62
Effect of dilutive securities:
Stock options	—	62
Restricted stock	115	718
Convertible preferred stock	6,857	5,571
Stock warrants	—	23

Diluted EPS—income available to common stockholders	$245,349	153,467	$1.60
2010
Net income	$164,564	137,478
Less:
Preferred stock dividends and amortization of preferred stock discount	(43,126)	—

Basic EPS—income available to common stockholders	$121,438	137,478	$0.88
Effect of dilutive securities:
Stock options	—	142
Restricted stock	15	370
Convertible preferred stock	—	8,936
Stock warrants	—	176

Diluted EPS—income available to common stockholders	$121,453	147,102	$0.83

2009
Net income before extraordinary item	$82,008	78,770
Less:
Preferred stock dividends, amortization of preferred stock discount and inducement of preferred stock conversion	(49,115)	—

Income available to common stockholders before extraordinary item	32,893	78,770	$0.42
Extraordinary item—impact of descuritization	(5,366)	78,770	(0.07)

Basic EPS—income available to common stockholders after extraordinary item	27,527	78,770	$0.35
Effect of dilutive securities:
Stock options	—	15
Restricted stock	—	51
Convertible preferred stock	—	5,687
Stock warrants	—	—

Income available to common stockholders before extraordinary item	$32,893	84,523	$0.39
Income impact of assumed conversions	2	—
Extraordinary item—impact of descuritization	(5,366)	84,523	$(0.06)

Diluted EPS—income available to common stockholders after extraordinary item plus assumed conversions	$27,529	84,523	$0.33

              The following outstanding convertible preferred stock, stock options, and restricted stock for years ended December 31, 2011, 2010 and 2009, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	For the Year Ended
	2011	2010	2009
	(In thousands)
Convertible preferred stock	—	5,573	9,293
Stock options	857	1,043	1,848
Restricted stock	317	326	463

25.         REGULATORY REQUIREMENTS

              Risk-Based Capital—The Bank is a member bank of the Federal Reserve System and the FRB is the Bank's primary regulator. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

              As of December 31, 2011 and 2010, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2011 which management believes have changed the category of the Bank.

              The actual and required capital amounts and ratios at December 31, 2011 and 2010 are presented as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$2,296,274	16.4%	$1,123,413	8.0%	N/A	N/A
East West Bank	$2,283,178	16.3%	$1,123,228	8.0%	$1,404,035	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$2,074,963	14.8%	$561,706	4.0%	N/A	N/A
East West Bank	$2,061,896	14.7%	$561,614	4.0%	$842,421	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$2,074,963	9.7%	$859,098	4.0%	N/A	N/A
East West Bank	$2,061,896	9.6%	$858,765	4.0%	$1,073,457	5.0%
As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$2,075,480	17.5%	$950,680	8.0%	N/A	N/A
East West Bank	$2,068,922	17.4%	$950,301	8.0%	$1,187,877	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$1,865,602	15.7%	$475,340	4.0%	N/A	N/A
East West Bank	$1,859,102	15.7%	$475,151	4.0%	$712,726	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$1,865,602	9.3%	$801,850	4.0%	N/A	N/A
East West Bank	$1,859,102	9.3%	$800,863	4.0%	$1,001,079	5.0%

              Under the Dodd-Frank Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital as of the end of the phase-out period in 2016. As of December 31, 2011 and 2010, trust preferred securities comprised 6.4% and 8.3%, respectively, of the Company's Tier I capital.

              Reserve Requirement—The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $186.5 million and $80.9 million for December 31, 2011 and 2010, respectively.

26.         SEGMENT INFORMATION

              The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. We have identified three operating segments for purposes of management reporting: 1) Retail Banking; 2) Commercial Banking; and 3) Other. These three business divisions meet the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incurs expenses and whose operating results are regularly reviewed by the Company's chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available.

              The Company identified three business divisions as meeting the criteria of an operating segment: Retail Banking, Commercial Banking, and Other. The residential lending segment was combined with the Retail Banking segment due to the consumer-centric nature of the products and services offered by the two segments as well as the synergistic relationship between the two units in generating consumer mortgage loans. The remaining centralized functions, including the former treasury segment, and eliminations on intersegment amounts were aggregated and included in "Other." The objective of combining certain segments under a new reporting structure was to better align the Company's service structure with its customer base, and to provide a platform to more efficiently manage the complexities and challenges impacting the Company's business environment.

              With the acquisition of UCB in November 2009, a fourth segment was added. During the first quarter of 2010, the Company's management made the decision to fully integrate the UCB segment into its two-segment core business structure: Retail Banking and Commercial Banking. With this integration, effective the first quarter of 2010, the Company's business focus reverted back to a three-segment core business structure: Retail Banking, commercial Banking and Other.

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

              The Company's funds transfer pricing assumptions are intended to promote core deposit growth and to reflect the current risk profiles of various loan categories within the credit portfolio. Transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the Company's process is reflective of current market conditions. The transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company's overall growth objectives as well as provide a reasonable and consistent basis for the measurement of the Company's business segments and product net interest margins. Changes to the Company's transfer pricing assumptions and methodologies are approved by the Asset Liability Committee.

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

              The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31, 2011
	Retail Banking	Commercial Lending	Other	Total
	(In thousands)
Interest income	$358,853	$619,766	$101,829	$1,080,448
Charge for funds used	(94,098)	(142,056)	3,690	(232,464)

Interest spread on funds used	264,755	477,710	105,519	847,984

Interest expense	(85,356)	(31,407)	(60,659)	(177,422)
Credit on funds provided	202,080	13,863	16,521	232,464

Interest spread on funds provided	116,724	(17,544)	(44,138)	55,042

Net interest income	$381,479	$460,166	$61,381	$903,026

Provision for loan losses	$(27,888)	$(67,118)	$—	$(95,006)
Depreciation, amortization and accretion(1)	(43,899)	(62,803)	(21,552)	(128,254)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	102,217	227,766	53,351	383,334
Segment assets	6,530,138	10,157,195	5,281,334	21,968,667

	Year Ended December 31, 2010
	Retail Banking	Commercial Lending	Other	Total
	(In thousands)
Interest income	$355,198	$659,703	$80,930	$1,095,831
Charge for funds used	(113,121)	(156,303)	29,514	(239,910)

Interest spread on funds used	242,077	503,400	110,444	855,921

Interest expense	(112,703)	(24,756)	(63,658)	(201,117)
Credit on funds provided	209,040	14,346	16,524	239,910

Interest spread on funds provided	96,337	(10,410)	(47,134)	38,793

Net interest income	$338,414	$492,990	$63,310	$894,714

Provision for loan losses	$(73,021)	$(127,138)	$—	$(200,159)
Depreciation, amortization and accretion(1)	(59,060)	(100,546)	(2,810)	(162,416)
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit (loss)	(4,992)	157,932	102,969	255,909
Segment assets	6,580,118	9,856,661	4,263,758	20,700,537

	Year Ended December 31, 2009
	Retail Banking	Commercial Lending	Other	Total
	(In thousands)
Interest income	$263,293	$343,173	$116,352	$722,818
Charge for funds used	(69,260)	(75,153)	(186,024)	(330,437)

Interest spread on funds used	194,033	268,020	(69,672)	392,381

Interest expense	(103,778)	(20,156)	(113,195)	(237,129)
Credit on funds provided	165,258	17,854	147,325	330,437

Interest spread on funds provided	61,480	(2,302)	34,130	93,308

Net interest income (expense)	$255,513	$265,718	$(35,542)	$485,689

Provision for loan losses	$(175,825)	$(352,841)	$—	$(528,666)
Depreciation, amortization and accretion(1)	(4,949)	17,084	(6,103)	6,032
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit (loss)	(23,196)	(173,396)	301,314	104,722
Segment assets	6,697,894	10,404,063	3,457,255	20,559,212

(1)
Includes amortization and accretion related to the FDIC indemnification asset.

27.         PARENT COMPANY FINANCIAL STATEMENTS

              The financial information of East West Bancorp, Inc. as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 are as follows:

BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Cash and cash equivalents	$9,287	$4,973
Certificates of deposit	—	198
Investment securities available-for-sale	—	—
Investment in subsidiaries	2,436,574	2,268,453
Other investments	538	1,136
Other assets	3,012	5,081

TOTAL	$2,449,411	$2,279,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$137,178	$160,570
Other liabilities	490	5,340

Total liabilities	137,668	165,910

STOCKHOLDERS' EQUITY
Preferred stock (par value $0.001 per share)
Authorized—5,000,000 shares
Issued—200,000 shares in Series A, non-cumulative convertible preferred stock in 2011 and 2010 Outstanding—85,710 and 85,741 shares in 2011 and 2010	83,027	83,058
Common stock (par value $0.001 per share)
Authorized—200,000,000 shares
Issued—156,798,011 shares in 2011 and 155,743,241 shares in 2010 Outstanding—149,327,907 shares in 2011 and 148,542,940 shares in 2010	157	156
Additional paid in capital	1,443,883	1,434,277
Retained earnings	934,617	720,116
Treasury stock, at cost—7,470,104 shares in 2011 and 7,200,301 shares in 2010	(116,001)	(111,262)
Accumulated other comprehensive (loss) income, net of tax	(33,940)	(12,414)

Total stockholders' equity	2,311,743	2,113,931

TOTAL	$2,449,411	$2,279,841

STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Dividends from subsidiaries	$72,129	$85,158	$23,576
Interest income	—	1,095	794
Gain on sales of investment securities available-for-sale	—	556	—
Impairment writedown on investment securities available-for-sale	—	—	(5,863)
Impairment writedown on other investments	—	—	(581)
Other income	372	3	—

Total income	72,501	86,812	17,926

Interest expense	4,734	5,302	6,197
Compensation and net occupancy reimbursement to subsidiary	2,537	2,921	2,288
Goodwill impairment	—	—	—
Other expense	2,339	2,132	1,179

Total expense	9,610	10,355	9,664

Income before income taxes and equity in undistributed income of subsidiaries	62,891	76,457	8,262
Income tax benefit	3,830	3,592	6,361
Equity in undistributed income of subsidiaries	178,513	84,515	62,019

Net income	$245,234	$164,564	$76,642

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$245,234	$164,564	$76,642
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(178,513)	(84,515)	(62,019)
Depreciation and amortization	1,034	623	470
Impairment writedown on investment securities available-for-sale	—	—	5,863
Impairment writedown on other investments	—	—	581
Prepayment penalty on other borrowings	526	—	—
Stock compensation costs	1,767	8,761	5,330
Gain on sale of investment securities available-for-sale	—	(556)	—
Tax provision (benefit) from stock plans	(717)	170	(1,012)
Net change in other assets	1,797	(1,605)	(1,841)
Net change in other liabilities	(3,709)	(596)	4,509

Net cash provided by operating activities	67,419	86,846	28,523

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	—	(20,746)	(31,981)
Certificates of deposit	—	—	(17,714)
Proceeds from:
Redemption of certificates of deposit	198	17,516	—
Repayments, maturity and redemption of investment
Sale/call of investment securities available-for-sale	—	48,224	5,000
Capital contributions to subsidiaries, net	—	—	(350,000)

Net cash provided by (used in) investing activities	198	44,994	(394,695)

Cash flows from financing activities:
Payment for:
Repayment of long-term debt	(23,918)	—	—
Purchase of treasury shares	(649)	(1,207)	(430)
Cash dividends on preferred stock	(6,857)	(24,060)	(26,076)
Cash dividends on common stock	(23,822)	(5,545)	(3,586)
Repurchase of Series B preferred stock	—	(306,546)	—
Repurchase of common stock warrants	(14,500)	—	—
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	5,726	4,454	263,336
Issuance of preferred stock and common stock warrants	—	—	325,120
Tax (provision) benefit from stock plans	717	(170)	—

Net cash (used in) provided by financing activities	(63,303)	(333,074)	558,364

Net (decrease) increase in cash and cash equivalents	4,314	(201,234)	192,192
Cash and cash equivalents, beginning of year	4,973	206,207	14,015

Cash and cash equivalents, end of year	$9,287	$4,973	$206,207

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$5,167	$5,306	$6,373
Noncash financing activities:
Conversion of preferred stock to common stock	31	325,299	—
Amortization of preferred stock discount	—	21,042	3,847
Issuance of common stock in lieu of Board of Director retainer fees	520	281	219

28.         QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2011
Interest and dividend income	$268,904	$282,741	$274,468	$254,335
Interest expense	39,830	44,959	47,132	45,501

Net interest income	229,074	237,782	227,336	208,834
Provision for loan losses	20,000	22,000	26,500	26,506

Net interest income after provision for loan losses	209,074	215,782	200,836	182,328
Noninterest income (loss)	937	(13,545)	12,491	11,041
Noninterest expense	106,672	104,552	117,597	106,789

Income before provision for income taxes	103,339	97,685	95,730	86,580
Provision for income taxes	37,133	35,253	35,205	30,509

Net income	$66,206	$62,432	$60,525	$56,071

Preferred stock dividends and amortization of preferred stock discount	1,714	1,714	1,714	1,715

Net income available to common stockholders	$64,492	$60,718	$58,811	$54,356

Basic earnings per share	$0.44	$0.41	$0.40	$0.37
Diluted earnings per share	$0.43	$0.41	$0.39	$0.37
2010
Interest and dividend income	$292,195	$231,400	$253,533	$318,703
Interest expense	45,633	48,595	49,910	56,979

Net interest income	246,562	182,805	203,623	261,724
Provision for loan losses	29,834	38,648	55,256	76,421

Net interest income after provision for loan losses	216,728	144,157	148,367	185,303
Noninterest (loss) income	(17,279)	29,315	35,685	(8,451)
Noninterest expense	113,743	99,945	125,318	138,910

Income before provision for income taxes	85,706	73,527	58,734	37,942
Provision for income taxes	29,357	26,576	22,386	13,026

Net income	$56,349	$46,951	$36,348	$24,916

Preferred stock dividends and amortization of preferred stock discount	24,109	6,732	6,147	6,138

Net income available to common stockholders	$32,240	$40,219	$30,201	$18,778

Basic earnings per share	$0.22	$0.27	$0.21	$0.17
Diluted earnings per share	$0.22	$0.27	$0.21	$0.13

29.         SUBSEQUENT EVENTS

              On January 19, 2012, the East West Board of Directors declared first quarter 2012 dividends on the Company's common stock and Series A preferred stock. The common stock dividend of $0.10 per share is payable on or about February 24, 2012 to shareholders of record on February 10, 2012. The dividend on the Series A preferred stock of $20 per share is payable on February 1, 2012 to shareholders on record on January 15, 2012. Additionally, the Board also authorized a new stock repurchase program to buy back up to $200.0 million of the Company's common stock. Subsequent to the authorization from the Board through the filing of this 10-K, the Company has repurchased approximately $100 million worth of common stock. We have evaluated events and transactions occurring through the date of filing this report on Form 10-K. Such evaluation resulted in no adjustments to the accompanying financial statements.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2012
EAST WEST BANCORP INC. (Registrant)
	By	/s/ DOMINIC NG Dominic Ng Chairman and Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ DOMINIC NG Dominic Ng	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2012
/s/ JULIA GOUW Julia Gouw	President and Chief Operating Officer	February 28, 2012
/s/ RUDOLPH I. ESTRADA Rudolph I. Estrada	Director	February 28, 2012
/s/ ANDREW S. KANE Andrew S. Kane	Director	February 28, 2012
/s/ JOHN LEE John Lee	Vice-Chairman and Director	February 28, 2012
/s/ HERMAN Y. LI Herman Y. Li	Director	February 28, 2012
/s/ JACK C. LIU Jack C. Liu	Director	February 28, 2012
/s/ IRENE H. OH Irene H. Oh	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012
/s/ KEITH W. RENKEN Keith W. Renken	Director	February 28, 2012
/s/ PAUL H. IRVING Paul H. Irving	Director	February 28, 2012

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003.]
3.3	Amendment to the Certification of Incorporation of the Registrant [Incorporated by reference from Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2005.]
3.4	Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant's Exhibit A of the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2008.]
3.5	Bylaws of the Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.6	Amended and Restated Bylaws of the Registrant dated May 29, 2008 [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on June 3, 2008.]
3.7	Certificate of Designations of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A, including Form of Series A Preferred Stock Certificate. [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on April 30, 2008.]
3.8	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]
3.9	Certificate of Designations of Mandatory Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series C [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on November 12, 2009.]
4.1	Specimen Common Stock Certificate of Registrant [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
4.2	Form of Certificate of the Registrant's 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on April 30, 2008.]
4.3	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
4.4	Warrant to purchase up to 3,035,109 shares of Common Stock [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2008.]
10.1	Form of July 2011 Executive Compensation Agreement- Dominic Ng+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on July 29, 2011.]
10.2	Form of July 2011 Executive Compensation Agreement- Julia Gouw+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on July 29, 2011.]
10.5	Employment Agreement with Douglas P. Krause+ [Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]

Exhibit No.	Exhibit Description
10.6.1	East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.6.2	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.3	1998 NonQualified Stock Option Program for Employees and Independent Contractors+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.4	Performance-Based Bonus Plan+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.5	1999 Spirit of Ownership Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.6	2003 Directors' Restricted Stock Program+ [Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.7	East West Bancorp, Inc. 1998 Employee Stock Purchase Plan+ [Incorporated by reference from Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]
10.9.1	Employment Agreement with James T. Schuler%+
10.10	Amended Supplemental Executive Retirement Plans+ [Incorporated by reference from Registrant's Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]
10.12	Director Compensation%+
10.14	Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Registrant and the United States Department of Treasury [Incorporated by reference from Registrant's Current report on Form 8-K, filed with the Commission on December 9, 2008.]
10.15	Form of Investment Agreement by and between the Company and the respective Purchaser thereto [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on November 12, 2009.]
10.16	Purchase and Assumption Agreement—Whole Bank—All Deposits, among the Federal Deposit Insurance Corporation, Receiver of United Commercial Bank, San Francisco, California, the Federal Deposit Insurance Corporation and East West Bank, dated as of November 6, 2009 [Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on November 12, 2009.]
10.17	Purchase and Assumption Agreement—Whole Bank—All Deposits, among the Federal Deposit Insurance Corporation, Receiver of Washington First International Bank, Seattle, Washington, the Federal Deposit Insurance Corporation and East West Bank, dated as of June 11, 2010 [Incorporated by reference from Registrant's Current Report on Form 8-K/A, filed with the Commission on August 27, 2010.]
12.1	Computation of Ratio of Earnings to Fixed Charges%
21.1	Subsidiaries of the Registrant%
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP%
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002%
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%

Exhibit No.	Exhibit Description
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002%
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase
101.DEF	XBRL Extension Definition Linkbase

Forms 8-K, 10-Q and 10-K identified in the exhibit index have SEC file number 000-24939.

+
Denotes management contract or compensatory plan or arrangement.

%
A copy of this exhibit is being filed with this Annual Report on Form 10-K.