Form 10-Q
period 2012-03-31
EAST WEST BANCORP INC
filed 2012-05-09
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☑                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 144,580,471 shares of common stock as of April 30, 2012.

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

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s 2011 Form 10-K under the heading “ITEM 1A. RISK FACTORS” and the information set forth under “RISK FACTORS” in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I – FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$1,635,854	$1,431,185
Short-term investments	177,576	61,834
Federal funds sold	30,000	—
Securities purchased under resale agreements	650,000	786,434
Investment securities available-for-sale, at fair value (with amortized cost of $2,737,687 at March 31, 2012 and $3,132,968 at December 31, 2011)	2,706,720	3,072,578
Loans held for sale	280,830	278,603
Loans receivable, excluding covered loans (net of allowance for loan losses of $214,253 at March 31, 2012 and $209,876 at December 31, 2011)	10,264,826	10,061,788
Covered loans (net of allowance for loan losses of $8,268 at March 31, 2012 and $6,647 at December 31, 2011)	3,683,698	3,923,142
Total loans receivable, net	13,948,524	13,984,930
FDIC indemnification asset	457,265	511,135
Other real estate owned, net	46,343	29,350
Other real estate owned covered, net	55,586	63,624
Total other real estate owned	101,929	92,974
Investment in affordable housing partnerships	160,672	144,445
Premises and equipment, net	116,266	118,926
Accrued interest receivable	95,337	89,686
Due from customers on acceptances	179,880	198,774
Premiums on deposits acquired, net	64,317	67,190
Goodwill	337,438	337,438
Other assets	807,174	792,535
TOTAL	$21,749,782	$21,968,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$3,690,131	$3,492,795
Interest-bearing	13,648,438	13,960,207
Total deposits	17,338,569	17,453,002
Federal Home Loan Bank advances	394,719	455,251
Securities sold under repurchase agreements	995,000	1,020,208
Bank acceptances outstanding	179,880	198,774
Long-term debt	212,178	212,178
Accrued expenses and other liabilities	346,139	317,511
Total liabilities	19,466,485	19,656,924

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,710 shares outstanding in 2012 and 2011.	83,027	83,027
Common stock, $0.001 par value, 200,000,000 shares authorized; 157,003,114 and 156,798,011 shares issued in 2012 and 2011, respectively; 144,870,621 and 149,327,907 shares outstanding in 2012 and 2011, respectively.	157	157
Additional paid in capital	1,449,971	1,443,883
Retained earnings	986,195	934,617
Treasury stock, at cost 12,132,493 shares in 2012 and 7,470,104 shares in 2011	(219,175)	(116,001)
Accumulated other comprehensive loss, net of tax	(16,878)	(33,940)
Total stockholders’ equity	2,283,297	2,311,743
TOTAL	$21,749,782	$21,968,667

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,

	2012	2011
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$221,039	$227,526
Investment securities	21,232	18,857
Securities purchased under resale agreements	4,314	4,270
Investment in Federal Home Loan Bank stock	220	233
Investment in Federal Reserve Bank stock	713	709
Short-term investments	6,532	2,740
Total interest and dividend income	254,050	254,335

INTEREST EXPENSE
Customer deposit accounts	20,164	25,982
Federal funds purchased	2	—
Federal Home Loan Bank advances	2,142	5,778
Securities sold under repurchase agreements	11,722	12,017
Long-term debt	1,102	1,571
Other borrowings	—	153
Total interest expense	35,132	45,501

Net interest income before provision for loan losses	218,918	208,834
Provision for loan losses	18,100	26,506
Net interest income after provision for loan losses	200,818	182,328

NONINTEREST INCOME
Impairment loss on investment securities	(5,165)	(5,555)
Less: Noncredit-related impairment loss recorded in other comprehensive income	5,066	5,091
Net impairment loss on investment securities recognized in earnings	(99)	(464)
Decrease in FDIC indemnification asset and receivable	(5,418)	(17,443)
Branch fees	8,294	7,754
Net gain on sales of investment securities	483	2,515
Letters of credit fees and comissions	4,275	3,044
Foreign exchange income	1,796	1,927
Ancillary loan fees	2,008	1,991
Income from life insurance policies	990	984
Net gain on sales of loans	5,179	7,410
Other operating income	4,232	3,323
Total noninterest income	21,740	11,041

NONINTEREST EXPENSE
Compensation and employee benefits	46,409	38,270
Occupancy and equipment expense	13,518	12,598
Amortization of investments in affordable housing partnerships and other investments	4,466	4,525
Amortization of premiums on deposits acquired	2,873	3,185
Deposit insurance premiums and regulatory assessments	3,992	7,191
Loan-related expenses	4,481	3,099
Other real estate owned expense	10,865	10,664
Legal expense	7,173	4,101
Prepayment penalty for FHLB advances	1,321	4,022
Data processing	2,464	2,603
Deposit-related expenses	1,427	1,159
Consulting expense	1,467	1,626
Other operating expenses	14,307	13,746
Total noninterest expense	114,763	106,789

INCOME BEFORE PROVISION FOR INCOME TAXES	107,795	86,580
PROVISION FOR INCOME TAXES	39,712	30,509
NET INCOME	68,083	56,071
PREFERRED STOCK DIVIDENDS	1,714	1,715
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$66,369	$54,356

EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.46	$0.37
DILUTED	$0.45	$0.37
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	145,347	146,837
DILUTED	151,996	153,334
DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.01

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,

	2012	2011
Net income	$68,083	$56,071
Other comprehensive income, net of tax:
Unrealized gain on investment securities available-for-sale:
Unrealized holding gains arising during period	16,611	2,333
Reclassification adjustment for net losses/(gains) included in net income	3,379	3,611
Noncredit-related impairment loss on securities	(2,938)	(2,953)
Foreign currency translation adjustments	10	(732)
Other comprehensive income	17,062	2,259
COMPREHENSIVE INCOME	$85,145	$58,330

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

		Additional		Additional			Accumulated
		Paid In		Paid In			Other
		Capital		Capital			Comprehensive	Total
	Preferred	Preferred	Common	Common	Retained	Treasury	Income (Loss),	Stockholders’
	Stock	Stock	Stock	Stock	Earnings	Stock	Net of Tax	Equity

BALANCE, JANAURY 1, 2011	$—	$83,058	$156	$1,434,277	$720,116	$(111,262)	$(12,414)	$2,113,931
Net income					56,071			56,071
Other comprehensive income							2,259	2,259
Stock compensation costs				2,287				2,287
Tax benefit from stock compensation plans, net				43				43
Issuance of 158,878 shares of common stock pursuant to various stock compensation plans and agreements				1,575				1,575
Conversion of 31 shares of Series A preferred stock into 2,014 shares of common stock		(31)		31				—
Cancellation of 42,524 shares of common stock due to forfeitures of issued restricted stock				727		(727)		—
Purchase of 23,676 shares of treasury stock due to the vesting of restricted stock						(548)		(548)
Preferred stock dividends					(1,715)			(1,715)
Common stock dividends					(1,486)			(1,486)
Repurchase of 1,517,555 common stock warrants				(14,500)				(14,500)
BALANCE, MARCH 31, 2011	$—	$83,027	$156	$1,424,440	$772,986	$(112,537)	$(10,155)	$2,157,917

BALANCE, JANAURY 1, 2012	$—	$83,027	$157	$1,443,883	$934,617	$(116,001)	$(33,940)	$2,311,743
Net income					68,083			68,083
Other comprehensive income							17,062	17,062
Stock compensation costs				3,637				3,637
Tax benefit from stock compensation plans, net				29				29
Issuance of 205,103 shares of common stock pursuant to various stock compensation plans and agreements				1,539				1,539
Cancellation of 47,489 shares of common stock due to forfeitures of issued restricted stock				883		(883)		—
Purchase of 60,073 shares of treasury stock due to the vesting of restricted stock						(1,313)		(1,313)
Preferred stock dividends					(1,714)			(1,714)
Common stock dividends					(14,791)			(14,791)
Purchase of 4,554,827 shares of treasury stock pursuant to the Stock Repurchase Program						(100,978)		(100,978)
BALANCE, MARCH 31, 2012	$—	$83,027	$157	$1,449,971	$986,195	$(219,175)	$(16,878)	$2,283,297

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,083	$56,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,459	15,429
(Accretion) of discount and amortization of premiums, net	(34,660)	(45,236)
Decrease in FDIC indemnification asset and receivable	5,418	17,443
Stock compensation costs	3,637	2,287
Deferred tax (benefit) expense	(20,159)	26,901
Provision for loan losses	18,100	26,506
Impairment on other real estate owned	7,389	7,816
Net gain on sales of investment securities, loans and other assets	(7,014)	(9,070)
Originations and purchases of loans held for sale	(15,782)	(6,150)
Proceeds from sales of loans held for sale	—	7,235
Prepayment penalty for Federal Home Loan Bank advances, net	1,321	4,022
Prepayment penalty on modification of Federal Home Loan Bank advances	(37,678)	—
Net proceeds from FDIC shared-loss agreements	39,358	44,399
Net change in accrued interest receivable and other assets	(27,165)	26,138
Net change in accrued expenses and other liabilities	40,427	(15,143)
Other net operating activities	(713)	(338)
Total adjustments	(8,062)	102,239
Net cash provided by operating activities	60,021	158,310

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans	68,532	(8,348)
Short-term investments	(115,742)	2,975
Federal funds sold	(30,000)	—
Purchases of:
Securities purchased under resale agreements	—	(268,369)
Investment securities available-for-sale	(8,018)	(590,045)
Loans receivable	(116,486)	(297,690)
Investments in affordable housing partnerships	(17,850)	(8,828)
Proceeds from sale of:
Investment securities available-for-sale	260,261	312,870
Loans receivable	27,639	92,840
Loans held for sale originated for investment	52,559	143,244
Other real estate owned	22,791	33,612
Repayments, maturities and redemptions of investment securities available-for-sale	138,650	228,320
Paydowns, maturities and termination of securities purchased under resale agreements	136,434	—
Redemption of Federal Home Loan Bank stock	6,391	6,330
Other net investing activities	(832)	(982)
Net cash provided by (used in) investing activities	424,329	(354,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	(113,801)	795,971
Short-term borrowings	(25,208)	(2,526)
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	1,539	1,575
Payment for:
Repayment of FHLB advances	(23,003)	(420,887)
Repurchase of common stock warrants	—	(14,500)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	(100,978)	—
Cash dividends	(16,495)	(3,201)
Other net financing activities	(1,284)	(505)
Net cash (used in) provided by financing activities	(279,230)	355,927
Effect of exchange rate changes on cash and cash equivalents	(451)	(1,193)
NET INCREASE IN CASH AND CASH EQUIVALENTS	204,669	158,973
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,431,185	1,333,949
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,635,854	$1,492,922

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34,140	$46,347
Income tax payments, net of refunds	23,422	3,282
Noncash investing and financing activities:
Loans transferred to loans held for sale	40,800	243,119
Transfers to other real estate owned	39,572	68,534
Loans to facilitate sales of other real estate owned	400	7,562
Loans to facilitate sales of loans	—	13,154
Conversion of preferred stock to common stock	—	31

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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Events subsequent to the condensed consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company’s interest rate swaps on certain certificates of deposit qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging. The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating the derivative contract as a “fair value hedge” which is a hedge of a recognized asset or liability. All derivatives designated as fair value hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet. Both at inception and quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in the fair value of the hedged item. Retroactive effectiveness is also assessed as well as the continued expectation that the hedge will remain effective prospectively. Any ineffective portion of the changes of fair value hedges is recognized immediately in interest expense in the condensed consolidated statements of income.

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

The Company adopted ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs and has made the accounting policy election to use the exception in ASC 820 with respect to measuring counterparty credit risk for derivative instruments. That exception permits the Company to measure the fair value of a group of financial assets and liabilities on the basis of the price that would be received to sell an asset position or to transfer a liability position for a particular risk exposure, based on specified criteria, which have been met by the Company.

Comprehensive Income—The term “comprehensive income” describes the total of all components of comprehensive income, including net income and other comprehensive income. “Other comprehensive income” refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income because they have been recorded directly in equity under the provisions of other Financial Accounting Standards Board statements. In accordance with the adoption of ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, the Company presents comprehensive income in the condensed consolidated statements of comprehensive income, which was formerly presented in the condensed consolidated statements of changes in stockholders’ equity.

Recent Accounting Standards

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance on the two conditions that must exist in evaluating whether a restructuring constitutes a troubled debt restructuring:  that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. In addition, ASU 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Additionally, ASU 2011-02 finalizes the effective date for the disclosures required by paragraphs 310-10-50-33 through 50-34, which were deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 removes the transferor’s ability criterion from the consideration of effective control for repos and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The FASB indicates that eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repos and other similar transactions.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The FASB amended ASU 2011-05 in December 2011, with the issuance of ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Both standards are effective for interim and annual periods beginning after December 15, 2011. The adoption of these standards only affected the presentation of the Company’s condensed consolidated financial statements and did not have an impact on the financial amounts presented in the statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 gives both public and nonpublic companies the option to qualitatively determine whether they can bypass the two-step goodwill impairment test under ASC 350-20, Intangibles – Goodwill and Other: Goodwill. Under ASU 2011-08, if a company chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. The Company has elected to continue to assess the two-step goodwill impairment, quantitatively. As such, this guidance did not have an impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 addresses the differences in offsetting requirements between GAAP and IFRS by enhancing disclosures about financial instruments and derivative instruments that are either offset in accordance with GAAP or are subject to an enforceable master netting arrangement or similar agreement.

Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013, and must be applied retrospectively to all comparative periods presented. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its condensed consolidated financial statements.

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

•                                          Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 2 financial instruments typically include U.S. Government debt and agency mortgage-backed securities, municipal securities, corporate debt securities, single issue trust preferred securities, equity swap agreements, foreign exchange options, interest rate swaps, impaired loans and other real estate owned (“OREO”).

•                                          Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category typically includes pooled trust preferred securities and derivatives payable.

The Company records investment securities available-for-sale, equity swap agreements, derivative liabilities, foreign exchange options, interest rate swaps, short-term foreign exchange contracts and short-term call option at fair value on a recurring basis. Certain other assets such as mortgage servicing assets, impaired loans, other real estate owned, loans held for sale, goodwill, premiums on acquired deposits and other investments are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of March 31, 2012 and December 31, 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

There were no transfers in and out of Levels 1 and 2 during the first three months of 2012. There were also no transfers in and out of Levels 1 and 3 or Levels 2 and 3 during the first three months of 2012.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of March 31, 2012
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,618	$20,618	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	514,322	—	514,322	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	49,383	—	49,383	—
Residential mortgage-backed securities	924,631	—	924,631	—
Municipal securities	82,772	—	82,772	—
Corporate debt securities:
Investment grade	1,090,609	—	1,090,609	—
Non-investment grade	13,922	—	11,675	2,247
Other securities	10,463	—	10,463	—
Total investment securities available-for-sale	$2,706,720	$20,618	$2,683,855	$2,247
Equity swap agreements	$204	$—	$204	$—
Foreign exchange options	4,695	—	4,695	—
Interest rate swaps	18,432	—	18,432	—
Short-term foreign exchange contracts	2,045	—	2,045	—
Derivatives liabilities	(25,291)	—	(22,169)	(3,122)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2011
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,725	$20,725	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	576,578	—	576,578	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	49,315	—	49,315	—
Residential mortgage-backed securities	993,770	—	993,770	—
Municipal securities	79,946	—	79,946	—
Corporate debt securities:
Investment grade	1,322,561	—	1,322,561	—
Non-investment grade	19,615	—	17,380	2,235
Other securities	10,068	—	10,068	—
Total investment securities available-for-sale	$3,072,578	$20,725	$3,049,618	$2,235
Equity swap agreements	$202	$—	$202	$—
Foreign exchange options	3,899	—	3,899	—
Interest rate swaps	20,474	—	20,474	—
Short-term foreign exchange contracts	1,403	—	1,403	—
Derivatives liabilities	(24,164)	—	(21,530)	(2,634)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended March 31, 2012
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	March 31,	Assets	Inputs	Inputs	March 31,
	2012	(Level 1)	(Level 2)	(Level 3)	2012
	(In thousands)
Non-covered impaired loans:
Total residential	$5,564	$—	$5,564	$—	$(1,903)
Total commercial real estate	21,073	—	21,073	—	(1,343)
Total commercial and industrial	3,316	—	—	3,316	(984)
Total consumer	7	—	7	—	(57)
Total non-covered impaired loans	$29,960	$—	$26,644	$3,316	$(4,287)
Non-covered OREO	$8,195	$—	$8,195	$—	$(855)
Covered OREO (1)	$25,585	$—	$25,585	$—	$(6,449)
Loans held for sale	$4,600	$—	$4,600	$—	$(4,730)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended March 31, 2011
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	March 31,	Assets	Inputs	Inputs	March 31,
	2011	(Level 1)	(Level 2)	(Level 3)	2011
	(In thousands)
Non-covered impaired loans:
Total residential	$3,025	$—	$3,025	$—	$(1,114)
Total commercial real estate	35,837	—	35,837	—	(8,497)
Total commercial and industrial	4,997	—	—	4,997	(11,722)
Total consumer	1,114	—	1,114	—	(799)
Total non-covered impaired loans	$44,973	$—	$39,976	$4,997	$(22,132)
Non-covered OREO	$6,622	$—	$6,622	$—	$(1,052)
Covered OREO (1)	$45,877	$—	$45,877	$—	$(6,255)
Loans held for sale	$537	$—	$537	$—	$(959)

(1)         Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $6.4 million in losses, or $1.3 million, and 20% of the $6.3 million in losses, or $1.3 million, for the three months ended March 31, 2012 and 2011, respectively.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011:

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities	Corporate Debt Securities
	Total	Non-Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Opening balance, January 1, 2012	$2,235	$—	$2,235	$(2,634)
Total gains or (losses) for the period: (1)
Included in earnings	(99)	—	(99)	(488)
Included in other comprehensive loss (unrealized) (2)	225	—	225	—
Purchases, issues, sales, settlements (3)
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(114)	—	(114)	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3 (4)	—	—	—	—
Closing balance, March 31, 2012	$2,247	$—	$2,247	$(3,122)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of March 31, 2012	$99	$—	$99	$488

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities	Corporate Debt Securities
	Total	Non-Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Opening balance, January 1, 2011	$9,027	$6,254	$2,773	$(3,449)
Total gains or (losses) for the period: (1)
Included in earnings	(6,124)	(5,660)	(464)	179
Included in other comprehensive loss (unrealized) (2)	8,835	8,763	72	—
Purchases, issues, sales, settlements (3)
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	(9,357)	(9,357)	—	—
Settlements	(2)	—	(2)	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3(4)	—	—	—	—
Closing balance, March 31, 2011	$2,379	$—	$2,379	$(3,270)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of March 31, 2011	$464	$—	$464	$149

(1)        Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities. Realized gains or losses are reported in the condensed consolidated statements of income.

(2)            Unrealized gains or losses on investment securities are reported in accumulated other comprehensive loss, net of tax, in the condensed consolidated statements of changes in stockholders’ equity.

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

Valuation Methodologies

Investment Securities Available-for-Sale— The fair values of available-for-sale investment securities are generally determined by prices obtained from independent external pricing service providers who have experience in valuing these securities or by comparison to the average of at least two quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.

The Company’s Level 3 available-for-sale securities include four pooled trust preferred securities. The fair values of these investment securities represent less than 1% of the total available-for-sale investment securities. The fair values of the pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority. As a result of the continued illiquidity in the pool trust preferred securities market, it is the Company’s view that current broker prices (which are typically non-binding) on certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value.

For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit risk and liquidity risk premium, specific nonperformance, and default experience in the collateral underlying the securities. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for credit risk and liquidity risk. The actual level 3 unobservable assumption rates used as of March 31, 2012 include: a constant prepayment rate of 0% for year 1-5 and 1% thereafter, a constant default rate of 1.2% for year 1-5 and 0.75% thereafter, and a recovery assumption of 0% for existing deferrals/defaults and 15% for future deferrals with a recovery lag of 60 months. The losses recorded in the period are recognized in noninterest income.

Derivatives Liabilities—The Company’s derivatives liabilities include derivatives payable that falls within Level 3 and all other derivative liabilities which fall within Level 2. The derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CD’s pay interest based on changes in either the HSCEI or based on changes in the Chinese currency Renminbi (“RMB”), as designated, and are included in interest-bearing deposits on the condensed consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The payable is divided by the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion the Company applied a risk premium comparable to an agency security risk premium.  For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on our institutional credit rating, which resulted in a nominal adjustment to the valuation of the derivative liabilities for the three months ended March 31, 2012. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable. The actual level 3 unobservable input used as of March 31, 2012 was a credit risk adjustment with a range of 1.19% - 2.59%. The Level 2 derivative liabilities are mostly comprised of the off-setting interest rate swaps. Refer to “Interest Rate Swaps” within this footnote for complete discussion.

Equity Swap Agreements—The Company has entered into equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years, pays interest based on the performance of the Hang Seng China Enterprises Index (“HSCEI”). The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The Company’s consideration of its counterparty’s credit risk resulted in a nominal adjustment to the valuation of the equity swap agreements for the three months ended March 31, 2012. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party.

Foreign Exchange Options—The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment of $0.2 million to the valuation of the foreign exchange options for the three months ended March 31, 2012. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps—The Company has entered into a pay-fixed, receive-variable swap contracts with institutional counterparties to hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company has also entered into pay-variable, receive-fixed swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company’s consideration of the counterparty’s credit resulted in a $0.3 million adjustment to the valuation of the interest rate swaps for the three months ended March 31, 2012. The valuation of the interest rate swap falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Short-term Foreign Exchange Contracts—The Company entered into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations.  The Company enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company does not assume any foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The fair value is determined at each reporting period based on the change in the foreign exchange rate. Given the short term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts for the three months ended March 31, 2012. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Impaired Loans—The Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received.

The fair values may be adjusted as needed based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. Impaired loans fall within Level 2 or Level 3 of the fair value hierarchy as appropriate. Level 2 values are measured at fair value based on the most recent valuation information received on the underlying collateral.  Level 3 values, additionally include adjustments by the Company for historical knowledge and for changes in market conditions.

Other Real Estate Owned—The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans and are recorded at estimated fair value less cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department, or OREO department. OREO properties are classified as Level 2 assets in the fair value hierarchy. The non-covered OREO balance of $46.3 million and the covered OREO balance of $55.6 million are included in the condensed consolidated balance sheets as of March 31, 2012.

Loans Held for Sale—The Company’s loans held for sale are carried at the lower of cost or market value. These loans are currently comprised of mostly student loans. For those loans, the fair value of loans held for sale is derived from current market prices and comparative current sales. For the remainder of the loans held for sale, which fall within Level 2, the fair value is derived from third party sale analysis, existing sale agreements, or appraisal reports on the loans’ underlying collateral. As such, the Company records any fair value adjustments on a nonrecurring basis.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Amount or		Amount or
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,635,854	$1,635,854	$1,431,185	$1,431,185
Short-term investments	177,576	177,576	61,834	61,834
Federal funds sold	30,000	30,000	—	—
Securities purchased under resale agreements	650,000	646,041	786,434	791,745
Investment securities available-for-sale	2,706,720	2,706,720	3,072,578	3,072,578
Loans held for sale	280,830	289,989	278,603	285,181
Loans receivable, net	13,948,524	13,310,866	13,984,930	13,520,712
Investment in Federal Home Loan Bank stock	130,506	130,506	136,897	136,897
Investment in Federal Reserve Bank stock	47,639	47,639	47,512	47,512
Accrued interest receivable	95,337	95,337	89,686	89,686
Equity swap agreements	22,709	204	22,709	202
Foreign exchange options	85,614	4,695	85,614	3,899
Interest rate swaps	533,735	18,432	585,196	20,474
Short-term foreign exchange contracts	200,898	2,045	210,295	1,403
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	10,563,249	10,563,249	10,307,001	10,307,001
Time deposits	6,775,320	6,821,016	7,146,001	7,194,125
Federal Home Loan Bank advances	394,719	420,758	455,251	479,029
Securities sold under repurchase agreements	995,000	1,172,723	1,020,208	1,177,331
Accrued interest payable	16,439	16,439	15,447	15,447
Long-term debt	212,178	139,361	212,178	144,392
Derivatives liabilities	1,041,860	25,291	835,913	24,164

The following table shows the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the condensed consolidated balance sheets at fair value at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,635,854	$1,635,854	$—	$—
Short-term investments	177,576	—	177,576	—
Federal funds sold	30,000	—	30,000	—
Securities purchased under resale agreements	646,041	—	646,041	—
Loans held for sale	289,989	—	289,989	—
Loans receivable, net	13,310,866	—	—	13,310,866
Investment in Federal Home Loan Bank stock	130,506	—	130,506	—
Investment in Federal Reserve Bank stock	47,639	—	47,639	—
Accrued interest receivable	95,337	—	95,337	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	10,563,249	—	10,563,249	—
Time deposits	6,821,016	—	—	6,821,016
Federal Home Loan Bank advances	420,758	—	420,758	—
Securities sold under repurchase agreements	1,172,723	—	1,172,723	—
Accrued interest payable	16,439	—	16,439	—
Long-term debt	139,361	—	139,361	—

	December 31, 2011
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,431,185	$1,431,185	$—	$—
Short-term investments	61,834	—	61,834	—
Federal funds sold	—	—	—	—
Securities purchased under resale agreements	791,745	—	791,745	—
Loans held for sale	285,181	—	285,181	—
Loans receivable, net	13,520,712	—	—	13,520,712
Investment in Federal Home Loan Bank stock	136,897	—	136,897	—
Investment in Federal Reserve Bank stock	47,512	—	47,512	—
Accrued interest receivable	89,686	—	89,686	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	10,307,001	—	10,307,001	—
Time deposits	7,194,125	—	—	7,194,125
Federal Home Loan Bank advances	479,029	—	479,029	—
Securities sold under repurchase agreements	1,177,331	—	1,177,331	—
Accrued interest payable	15,447	—	15,447	—
Long-term debt	144,392	—	144,392	—

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents—The carrying amounts approximate fair values due to the short-term nature of these instruments. Due to the short term nature, the estimated fair value is considered to be within Level 1 of the fair value hierarchy.

Short-Term Investments—The fair values of short-term investments generally approximate their book values due to their short maturities. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Federal Funds Sold—The carrying amounts approximate fair values due to the short-term nature of these instruments, as such due to the observable nature of the inputs used in deriving the estimated fair value these instruments are considered to be within Level 2 of the fair value hierarchy.

Securities Purchased Under Resale Agreements—Securities purchased under resale agreements with original maturities of 90 days or less are included in cash and cash equivalents. The fair value of securities purchased under resale agreements with original maturities of more than 90 days is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Investment Securities Available-for-Sale—The fair values of the investment securities available-for-sale are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values. For pooled trust preferred securities, fair values are based on discounted cash flow analyses. Due to the unobservable inputs used within the discounted cash flow analysis, the estimate for pooled trust preferred securities is considered to be within Level 3 of the fair value hierarchy. The remainder of the portfolio is classified within Level 1 and Level 2, as discussed earlier in this footnote.

Loans Held for Sale—The fair value of loans held for sale is derived from current market prices and comparative current sales or from third party sale analysis, existing sale agreements, or appraisal reports on the loans’ underlying collateral, as applicable.  Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Loans Receivable, net (includes covered and non-covered loans)—The fair value of loans is determined based on a discounted cash flow approach considered for an entry price value. The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within the loan portfolio. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of credit for such loans. Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 3 of the fair value hierarchy.

Investment in Federal Home Loan Bank Stock and Federal Reserve Bank Stock—The carrying amount approximates fair value, as the stock may be sold back to the Federal Home Loan Bank and the Federal Reserve Bank at carrying value. The valuation of these instruments is the carrying amount as these investments can only be sold and purchased from the Federal Home Loan Bank and Federal Reserve Bank respectively. The valuation of these investments is considered to be within Level 2 of the fair value hierarchy, as the restrictions and value of the investments are the same for all financial institutions which are required to hold these investments.

Accrued Interest Receivable— The carrying amounts approximate fair values due to the short-term nature of these instruments, as such due to the observable nature of the inputs used in deriving the estimated fair value these instruments are considered to be within Level 2 of the fair value hierarchy.

Equity Swap Agreements—The fair value of the derivative contracts is provided by a third party and is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility of the option, interest rate, and time remaining to maturity. We also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Foreign Exchange Options—The fair value of the derivative contracts is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, and time remaining to maturity. We also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Interest Rate Swaps—The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Short-term Foreign Exchange Contracts—The fair value of short-term foreign exchange contracts is determined based on the change in foreign exchange rate. We also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Customer Deposit Accounts— The carrying amounts approximate fair value for demand and interest checking deposits, savings deposits, and certain money market accounts as the amounts are payable on demand at the reporting date. Due to the observable nature of the inputs used in deriving the estimated fair value these instruments are considered to be within Level 2 of the fair value hierarchy. For time deposits, the cash flows are based on the contractual runoff and are discounted by the Bank’s current offering rates, plus spread. Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 3 of the fair value hierarchy.

Federal Home Loan Bank Advances—The fair value of Federal Home Loan Bank (“FHLB”) advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Securities Sold Under Repurchase Agreements—For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At March 31, 2012 and December 31, 2011, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates, and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Accrued Interest Payable— The carrying amounts approximate fair values due to the short-term nature of these instruments, as such due to the observable nature of the inputs used in deriving the estimated fair value these instruments are considered to be within Level 2 of the fair value hierarchy.

Long-Term Debt—The fair values of long-term debt are estimated by discounting the cash flows through maturity based on current market rates the Bank would pay for new issuances. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Derivatives Liabilities—The Company’s derivatives liabilities include “derivatives payable” and all other derivative liabilities. The Company’s derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CD’s pay interest based on changes in either the HSCEI or based on changes in the RMB, as designated. The fair value of derivatives payable is estimated using the income approach. The payable is divided by the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion the Company applied the agency discount rate.  For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a discount rate for our institutional credit rating, which resulted in a nominal adjustment to the valuation of the derivative liabilities for the three months ended March 31, 2012. A The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of the interest rate swaps within derivative liabilities, the estimate is considered to be within Level 2 of the fair value hierarchy. Due to the unobservable nature of the inputs used in deriving the estimated fair value of derivatives payable within derivative liabilities, this estimate is considered to be within Level 3 of the fair value hierarchy.

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

NOTE 4 — STOCK-BASED COMPENSATION

During the three months ended March 31, 2012, total compensation expense recognized in the condensed consolidated statements of income related to stock options and restricted stock awards reduced income before taxes by $3.6 million and net income by $2.1 million.

During the three months ended March 31, 2011, total compensation expense recognized in the condensed consolidated statements of income related to stock options and restricted stock awards reduced income before taxes by $2.3 million and net income by $1.3 million.

The Company received $1.5 million and $1.6 million as of March 31, 2012 and March 31, 2011, respectively, in cash proceeds from stock option exercises. The net tax benefit recognized in equity for stock compensation plans was $29 thousand and $43 thousand for March 31, 2012 and March 31, 2011, respectively.

As of March 31, 2012, there are 4,299,396 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the three months ended March 31, 2012 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)

Outstanding at beginning of period	945,080	$27.19
Granted	—	—
Exercised	(93,753)	16.42
Forfeited	(80,129)	36.06
Outstanding at end of period	771,198	$27.58	2.22 years	$1,446
Vested or expected to vest at end of period	766,785	$27.65	2.21 years	$1,407
Exercisable at end of period	727,070	$28.39	2.15 years	$1,054

A summary of changes in unvested stock options and related information for the three months ended March 31, 2012 is presented below:

		Weighted Average
		Grant Date Fair Value
Unvested Options	Shares	(per share)

Unvested at January 1, 2012	186,914	$4.77

Granted	—	—
Vested	(134,132)	4.51
Forfeited	(8,654)	13.21

Unvested at March 31, 2012	44,128	$3.89

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2012 (5)	2011
Expected term (1)	N/A	4 years
Expected volatility (2)	N/A	78.5%
Expected dividend yield (3)	N/A	0.2%
Risk-free interest rate (4)	N/A	1.6%

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

(5)                The Company did not issue any stock options during the three months ended March 31, 2012.

During the three months ended March 31, 2012 and 2011, information related to stock options is presented as follows:

	Three Months Ended
	March 31,
	2012	2011

Weighted average grant date fair value of stock options granted during the period (1)	N/A	$13.21
Total intrinsic value of options exercised (in thousands)	$575	$1,197
Total fair value of options vested (in thousands)	$3,001	$1,144

(1)                The Company did not issue any stock options during the three months ended March 31, 2012.

As of March 31, 2012, total unrecognized compensation cost related to stock options amounted to $73 thousand. The cost is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Awards

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

A summary of the activity for the Company’s time-based and performance-based restricted stock awards as of March 31, 2012, including changes during the three months then ended, is presented below:

	March 31, 2012
	Restricted Stock Awards
	Time-Based		Performance-Based
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,812,890	$16.79	480,735	$22.19
Granted	18,115	20.98	465,175	22.05
Vested	(80,306)	27.21	(90,406)	23.11
Forfeited	(47,489)	17.84	(9,898)	22.84
Outstanding at end of period	1,703,210	$16.32	845,606	$22.01

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of time-based restricted stock awards granted during the period ended March 31, 2012 and 2011 were $20.98 and $21.61, respectively. The weighted average fair value of performance-based restricted stock awards granted during the period ended March 31, 2012 and 2011 were $22.05 and $23.11, respectively. The total fair value of time-based restricted stock awards vested for the three months ended March 31, 2012 and 2011 was $1.8 million and $1.7 million, respectively. The total fair value of performance-based restricted stock awards vested during the period ended March 31, 2012 was $1.9 million.  There were no performance-based restricted stock awards vested during the period ended March 31, 2011.

As of March 31, 2012, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $13.8 million and $16.0 million, respectively. This cost is expected to be recognized over a weighted average period of 2.0 years and 2.5 years, respectively.

NOTE 5 — INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of March 31, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$19,903	$715	$—	$20,618
U.S. Government agency and U.S. Government sponsored enterprise debt securities	514,003	844	(525)	514,322
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	46,248	3,135	—	49,383
Residential mortgage-backed securities	893,214	31,786	(369)	924,631
Municipal securities	78,414	4,358	—	82,772
Corporate debt securities:
Investment grade	1,151,013	7,227	(67,631)	1,090,609
Non-investment grade (1)	24,616	13	(10,707)	13,922
Other securities	10,276	187	—	10,463
Total investment securities available-for-sale	$2,737,687	$48,265	$(79,232)	$2,706,720

As of December 31, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$19,892	$833	$—	$20,725
U.S. Government agency and U.S. Government sponsored enterprise debt securities	575,148	1,709	(279)	576,578
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	46,008	3,307	—	49,315
Residential mortgage-backed securities	963,688	30,854	(772)	993,770
Municipal securities	76,255	3,696	(5)	79,946
Corporate debt securities:
Investment grade	1,411,409	6,762	(95,610)	1,322,561
Non-investment grade (1)	30,693	—	(11,078)	19,615
Other securities	9,875	195	(2)	10,068
Total investment securities available-for-sale	$3,132,968	$47,356	$(107,746)	$3,072,578

(1)                For the three months ended March 31, 2012, the Company recorded $99 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income. The Company recorded $633 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust preferred securities and other mortgage-backed securities in other comprehensive income for the year ended December 31, 2011.

The fair values of investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities. The Company performs a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company assesses whether the prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed that are based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from third parties is adjusted accordingly.

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

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the periods shown:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Beginning balance	$115,412	$124,340
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	99	464
Reduction for securities sold	—	(9,561)
Ending balance	$115,511	$115,243

The following tables show the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of March 31, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	141,223	(525)	—	—	141,223	(525)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	93,968	(369)	—	—	93,968	(369)
Municipal securities	—	—	—	—	—	—
Corporate debt securities:
Investment grade	450,019	(30,057)	357,426	(37,574)	807,445	(67,631)
Non-investment grade	2,352	(30)	9,389	(10,677)	11,741	(10,707)
Other securities	—	—	—	—	—	—
Total investment securities available-for-sale	$687,562	$(30,981)	$366,815	$(48,251)	$1,054,377	$(79,232)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of December 31, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	143,265	(279)	—	—	143,265	(279)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	195,393	(772)	—	—	195,393	(772)
Municipal securities	1,158	(5)	—	—	1,158	(5)
Corporate debt securities:
Investment grade	754,055	(61,935)	350,181	(33,675)	1,104,236	(95,610)
Non-investment grade	9,973	(565)	9,595	(10,513)	19,568	(11,078)
Other securities	4,503	(2)	—	—	4,503	(2)
Total investment securities available-for-sale	$1,108,347	$(63,558)	$359,776	$(44,188)	$1,468,123	$(107,746)

Unrealized Losses

The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months is related to investment grade corporate debt securities. As of March 31, 2012, the Company had $1.09 billion in investment grade corporate debt securities available-for-sale, representing 40% of the total investment securities available-for-sale portfolio.

As of March 31, 2012, there were 23 individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 5 positions in trust preferred securities with a total fair value of $9.4 million and 18 investment grade corporate debt securities with a fair value of $357.4 million. As of March 31, 2012, there were also 61 securities, not including the 23 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position for less than twelve months include 47 investment grade corporate debt securities, 6 residential mortgage-backed securities, 6 government agency securities, and 2 non-investment grade corporate debt security. The unrealized losses on these securities are primarily attributed to the sovereign debt crisis in Europe, which has impacted both European and U.S. institutions. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their current amortized cost basis. As such, the Company does not deem these securities, other than those previously stated, to be other-than-temporarily impaired as of March 31, 2012.

Corporate Debt Securities

The unrealized losses related to securities that have been in a continuous loss position of twelve months or longer are related to 5 positions in trust preferred debt securities and 18 investment grade corporate debt securities. As of March 31, 2012, these 5 positions in trust preferred securities had an estimated fair value of $9.4 million, representing less than 1% of the total investment securities available-for-sale portfolio. As of March 31, 2012, these non-investment grade trust preferred debt securities had gross unrealized losses amounting to $10.7 million, or 53% of the total amortized cost basis of these securities, comprised of $5.6 million in unrealized losses on securities that are not other-than-temporarily impaired and $5.1 million in noncredit-related impairment losses on securities that are other-than-temporarily impaired as of March 31, 2012 pursuant to the provisions of ASC 320-10-65. We recorded an impairment loss of $99 thousand on our portfolio of pooled trust preferred securities during the first three months of 2012 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

The scheduled maturities of investment securities at March 31, 2012 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due within one year	$625,794	$621,332
Due after one year through five years	252,183	248,610
Due after five years through ten years	880,483	829,519
Due after ten years	979,227	1,007,259
Total investment securities available-for-sale	$2,737,687	$2,706,720

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the fair value and balance sheet classification of derivative instruments as of March 31, 2012 and December 31, 2011. The notional amount of the contract is not recorded on the condensed consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If the counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset. The valuation methodology of derivative instruments is disclosed in Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

	Fair Values of Derivative Instruments
	March 31, 2012			December 31, 2011
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets (1)	Liabilities (1)	Amount	Assets (1)	Liabilities (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$200,000	$766	$1,109	$200,000	$998	$639
Total derivatives designated as hedging instruments	$200,000	$766	$1,109	$200,000	$998	$639

Derivatives not designated as hedging instruments:
Equity swap agreements	$22,709	$204	$204	$22,709	$202	$204
Foreign exchange options	85,614	4,695	2,918	85,614	3,899	2,430
Interest rate swaps	533,735	17,666	17,999	485,196	19,476	19,924
Short-term foreign exchange contracts	200,898	2,045	1,561	210,295	1,403	967
Short-term call option	150,000	—	1,500	—	—	—
Total derivatives not designated as hedging instruments	$992,956	$24,610	$24,182	$803,814	$24,980	$23,525

(1)                Derivative assets, which are a component of other assets, include the estimated  settlement of the derivative asset position. Derivative liabilities, which are a component of other liabilities and deposits, include the estimated settlement of the derivative liability position.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit— The Company is exposed to changes in the fair value of certain of its fixed-rate certificates of deposit due to changes in the benchmark interest rate, LIBOR. During 2011, the Company entered into four $50.0 million receive-fixed, pay-variable interest rate swaps with major brokerage firms as fair value hedges of four $50.0 million fixed-rate certificates of deposit with the same maturity dates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2012 and December 31, 2011 the total notional amount of the interest rate swaps on the certificates of deposit was $200.0 million and $200.0 million, respectively. The fair value of the interest rate swaps amounted to a $766 thousand asset and $1.1 million liability, respectively, as of March 31, 2012.

The fair value of the interest rate swaps amounted to a $998 thousand asset and $639 thousand liability, respectively, as of December 31, 2011.  During the three months ended March 31, 2012, the Company recognized an increase of $848 thousand in expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $1.5 million for the three months ended March 31, 2012 related to net settlements on the derivatives.

Derivatives Not Designated as Hedging Instruments

Equity Swap Agreements—In December 2007, the Company entered into two equity swap agreements with a major investment brokerage firm to economically hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers which has a term of 5 years and pays interest based on the performance of the HSCEI. Under ASC 815, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market each reporting period with resulting changes in fair value recorded in the condensed consolidated statements of income. As of March 31, 2012 and December 31, 2011, the notional amounts of the equity swap agreements totaled $22.7 million and $22.7 million, respectively.

The fair values of the equity swap agreements and embedded derivative liability for these derivative contracts amounted to $204 thousand asset and $204 thousand liability, respectively, as of March 31, 2012, compared to $202 thousand asset and $204 thousand liability, respectively, as of December 31, 2011.

Foreign Exchange Options—During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against currency exchange rate fluctuations in a certificate of deposit product available to bank customers. This product, which has a term of 5 years, pays interest based on the performance of the Chinese currency Renminbi (“RMB”) relative to the U.S. Dollar. Under ASC 815, a certificate of deposit that pays interest based on changes in currency exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded derivative instruments and the freestanding foreign exchange option contracts are marked-to-market each reporting period with resulting changes in fair value reported in the condensed consolidated statements of income.

As of March 31, 2012 and December 31, 2011, the notional amount of the foreign exchange options totaled $85.6 million and $85.6 million, respectively. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $4.7 million asset and a $2.9 million liability, respectively, as of March 31, 2012. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $3.9 million asset and $2.4 million liability, respectively, as of December 31, 2011.

Short-term Call Option—In March 2012, the Company sold a call option to a major investment brokerage firm to buy $150.0 million of student loans with an expiration date of May 15, 2012. Due to the short-term nature of the option, its carrying value of $1.5 million liability approximates its fair value at March 31, 2012. As disclosed in Note 14 to the Company’s condensed consolidated financial statements, in April 2012, the investment brokerage firm exercised the option and the Company entered into a transaction to sell the student loans.

Interest Rate Swaps—Since the fourth quarter of 2010, the Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to economically hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan.

The Company does not assume any interest rate risk since the swap agreements mirror each other. As of March 31, 2012 and December 31, 2011 the notional amount of the interest rate swaps with the institutional counterparties totaled $533.7 million and $485.2 million, respectively. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the condensed consolidated statements of income.

The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $17.7 million asset and $18.0 million liability, respectively, as of March 31, 2012. The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $19.5 million asset and $19.9 million liability, respectively, as of December 31, 2011.

Short-term Foreign Exchange Contracts—The Company also enters into short-term forward foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of March 31, 2012 and December 31, 2011 the notional amount of the foreign exchange contracts totaled $200.9 million and $210.3 million, respectively. The fair values of the foreign exchange contracts amounted to a $2.0 million asset and $1.6 million liability, respectively, as of March 31, 2012. The fair values of the foreign exchange contracts amounted to a $1.4 million asset and $967 thousand liability, respectively, as of December 31, 2011.

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income for the three months ended March 31, 2012 and 2011:

		Three Months Ended
	Location in	March 31,
	Condensed Consolidated
	Statements of Income	2012	2011
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value
	Interest expense	$703	$—
	Total net income	$703	$—

Derivatives not designated as hedging instruments
Equity swap agreements	Noninterest expense	$2	$2
Foreign exchange options	Noninterest income	253	(109)
Foreign exchange options	Noninterest expense	55	18
Interest rate swaps	Noninterest income	115	(60)
Short-term foreign exchange contracts	Noninterest income	48	8
Short-term call option		—	—
	Total net income (expense)	$473	$(141)

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

As of March 31, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.8 million. If the Company had breached any of these provisions at March 31, 2012, it could have been required to settle its obligations under the agreements at the termination value.

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

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of March 31, 2012 and December 31, 2011, the Company’s estimate for this liability for WFIB and UCB was $13.5 million and $10.7 million, respectively.

At each date of acquisition, we accounted for the loan portfolio acquired from the respective bank at fair value. This represents the discounted value of the expected cash flows from the portfolio. In estimating the nonaccretable difference, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). In the determination of contractual cash flows and cash flows expected to be collected, we assume no prepayment on the ASC 310-30 nonaccrual loan pools as we do not anticipate any significant prepayments on credit impaired loans. For the ASC 310-30 accrual loans for single-family, multifamily and commercial real estate, we used a third party vendor to obtain prepayment speeds in order to be consistent with market participant’s information. The third party vendor is recognized in the mortgage-industry for the delivery of prepayment and default models for the secondary market to identify loan level prepayment, delinquency, default, and loss propensities. The prepayment rates for the construction, land, and commercial and consumer pools have historically been low and so we applied the prepayment assumptions of our current portfolio using our internal modeling. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected and was considered in determining the fair value of the loans as of the acquisition date.

The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30.

The carrying amounts and the composition of the covered loans as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Real estate loans:
Residential single-family	$418,968	$442,732
Residential multifamily	882,656	918,941
Commercial and industrial real estate	1,692,719	1,773,760
Construction and land	576,689	653,045
Total real estate loans	3,571,032	3,788,478
Other loans:
Commercial business	735,479	831,762
Other consumer	96,597	97,844
Total other loans	832,076	929,606
Total principal balance	4,403,108	4,718,084
Covered discount	(711,142)	(788,295)
Net valuation of loans	3,691,966	3,929,789
Allowance on covered loans	(8,268)	(6,647)
Total covered loans, net	$3,683,698	$3,923,142

Credit Quality Indicators— At each respective acquisition date the covered loans were grouped into pools of loans with similar characteristics and risk factors per ASC 310-30. The pools were first developed based on loan categories and performance status. As of March 31, 2012, UCB covered loans represent approximately 94% of total covered loans. For the UCB acquisition, the loans were further segregated among the former UCB domestic, Hong Kong, and China portfolios, representing the three general geographic regions. In addition, the Company evaluated the make-up of geographic regions within the construction, land, and multi-family loan portfolios and further segregated these pools into distressed and non-distressed regions based on our historical experience of real estate loans within the non-covered portfolio. As of the date of acquisition 64% of the UCB portfolio was located in California, 10% was located in Hong Kong and 11% was located in New York. This assessment was factored into the day one valuation and discount applied to the loans. As such, geographic concentration risk is considered in the covered loan discount. As of March 31, 2012, credit related to the covered loans has not deteriorated beyond the fair value at acquisition date.

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

If credit deteriorates beyond the respective acquisition date fair value amount of the covered loans under ASC 310-30, such deterioration will be reserved for and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of March 31, 2012, there is no allowance for the covered loans accounted for under ASC 310-30 related to deterioration as the credit has not deteriorated beyond fair value at acquisition date.

As of the acquisition date, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. Included in the table below are $537.2 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $346.2 million of commercial and industrial loans, $145.1 million of commercial real estate loans, $33.7 million of consumer loans and $12.2 million of residential loans. As of March 31, 2012, $8.3 million, or 3.7%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $8.3 million in allowance is allocated within our loan segments as follows: $5.2 million for commercial real estate loans, $2.8 million for commercial and industrial loans, $182 thousand for consumer loans and $133 thousand for residential loans.

The tables below present the covered loan portfolio by credit quality indicator as of March 31, 2012 and December 31, 2011.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2012
Real estate loans:
Residential single-family	$405,077	$1,487	$12,404	$—	$418,968
Residential multifamily	751,603	24,128	106,925	—	882,656
Commercial and industrial real estate	1,203,273	7,735	474,076	7,635	1,692,719
Construction and land	234,406	41,714	297,895	2,674	576,689
Total real estate loans	2,594,359	75,064	891,300	10,309	3,571,032
Other loans:
Commercial business	531,311	40,713	161,529	1,926	735,479
Other consumer	94,240	—	2,357	—	96,597
Total other loans	625,551	40,713	163,886	1,926	832,076
Total principal balance	$3,219,910	$115,777	$1,055,186	$12,235	$4,403,108

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2011
Real estate loans:
Residential single-family	$427,918	$1,085	$13,729	$—	$442,732
Residential multifamily	779,694	26,124	113,123	—	918,941
Commercial and industrial real estate	1,249,781	43,810	472,003	8,166	1,773,760
Construction and land	242,996	40,859	362,958	6,232	653,045
Total real estate loans	2,700,389	111,878	961,813	14,398	3,788,478
Other loans:
Commercial business	643,117	34,707	149,253	4,685	831,762
Other consumer	96,342	—	1,502	—	97,844
Total other loans	739,459	34,707	150,755	4,685	929,606
Total principal balance	$3,439,848	$146,585	$1,112,568	$19,083	$4,718,084

As of March 31, 2012 and December 31, 2011, $193.1 million and $194.5 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonaccrual loans.

The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2012	2011
	(In thousands)
Covered nonaccrual loans(1) (2)	$193,088	$194,506
Covered loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	193,088	194,506
Other real estate owned covered, net	55,586	63,624
Total covered nonperforming assets	$248,674	$258,130

(1)                Covered nonaccrual loans meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30.

(2)                Represents principal balance net of discount.

As of March 31, 2012, we had 83 covered OREO properties with a combined aggregate carrying value of $55.6 million. Approximately 63% and 20% of covered OREO properties as of March 31, 2012 were located in California and Washington, respectively. As of December 31, 2011, we had 82 covered OREO properties with an aggregate carrying value of $63.6 million. During the first three months of 2012, 26 properties with an aggregate carrying value of $13.2 million were added through foreclosure. The aggregate carrying value at March 31, 2012 includes $6.5 million in net write-downs on covered OREO. During the first three months of 2012, we sold 25 covered OREO properties for total proceeds of $16.1 million resulting in a total net gain on sale of $1.4 million.

Changes in the accretable yield for the covered loans are as follows for the periods shown:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$785,165	$1,153,272
Additions	—	—
Accretion	(25,606)	(58,680)
Changes in expected cash flows	(62,893)	(26,476)
Balance at end of period	$696,666	$1,068,116

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

From December 31, 2011 to March 31, 2012, excluding scheduled principal payments, a total of $219.6 million of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $4.1 million related to payoffs and removals offset by charge-offs.

From December 31, 2010 to March 31, 2011, excluding scheduled principal payments, a total of $242.1 million of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $29.0 million related to payoffs and removals offset by charge-offs.

FDIC Indemnification Asset

Due to the fourth quarter 2010 reduction of the nonaccretable difference on the UCB covered loan portfolio, the expected reimbursement from the FDIC under the loss-sharing agreement decreased. As such, the Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset, in line with the improved accretable yield as discussed above. For the three months ended March 31, 2012, the Company recorded $10.1 million of amortization against income, compared to $18.3 million of amortization for the three months ended March 31, 2011. For the three months ended March 31, 2012, the Company also recorded a $41.0 million reduction to the FDIC indemnification asset resulting from paydowns, payoffs, loan sales and charge-offs.

The table below shows FDIC indemnification asset activity for the periods shown:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$511,135	$792,133
(Amortization) Accretion	(10,071)	(18,277)
Reductions (1)	(40,968)	(56,596)
Estimate of FDIC repayment (2)	(2,831)	—
Balance at end of period	$457,265	$717,260

(1)                Reductions relate to cash flows received from principal amortization, partial prepayments, loan payoffs and loan sales.

(2)             This represents the change in the calculated estimate the company will be required to pay the FDIC at the end of the FDIC loss share agreements, due to lower thresholds of losses.

FDIC Receivable

As of March 31, 2012, the FDIC loss-sharing receivable was $85.7 million as compared to $76.6 million as of December 31, 2011. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include net charge-offs, loan-related expenses and OREO-related expenses. 100% of the loan-related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the Condensed Consolidated Balance Sheet.

NOTE 8 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans receivable, excluding covered loans (“non-covered loans”) for the periods indicated:

	March 31,	December 31,
	2012	2011
	(In thousands)
Residential:
Single-family	$1,953,123	$1,796,635
Multifamily	916,753	933,168
Total residential	2,869,876	2,729,803

Commercial Real Estate (“CRE”):
Income producing	3,454,641	3,487,866
Construction	152,579	171,410
Land	169,654	173,089
Total CRE	3,776,874	3,832,365

Commercial and Industrial (“C&I”):
Commercial business	2,785,971	2,655,917
Trade finance	452,634	486,555
Total C&I	3,238,605	3,142,472

Consumer:
Student loans	341,966	306,325
Other consumer	270,792	277,461
Total consumer	612,758	583,786
Total gross loans receivable, excluding covered loans	10,498,113	10,288,426
Unearned fees, premiums, and discounts, net	(19,034)	(16,762)
Allowance for loan losses, excluding covered loans	(214,253)	(209,876)
Loans receivable, excluding covered loans, net	$10,264,826	$10,061,788

Accrued interest on covered and non-covered loans receivable amounted to $72.5 million and $68.5 million at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, covered and non-covered loans receivable totaling $8.70 billion and $8.65 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $220.4 million and $136.5 million in new residential single-family loans during the three months ended March 31, 2012 and 2011, respectively.

The Bank also offers both fixed and ARM residential multifamily loan programs. For the three months ended March 31, 2012 and 2011, the Bank originated $17.2 million and $15.4 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. The Bank considers all of the single-family and multifamily loans originated to be prime loans and the underwriting criteria include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank has single-family loans with interest-only features which represent less than 1% and 1% of total single-family loans at March 31, 2012 and December 31, 2011, respectively. Additionally, the Bank owns residential loans that were purchased several years ago that permit different repayment options. For these loans, there is the potential for negative amortization if the borrower so chooses. These residential loans that permit different repayment options represented less than 1%, and 1%, of total residential loans at March 31, 2012 and December 31, 2011, respectively.

None of these loans were negatively amortizing as of March 31, 2012 and December 31, 2011.

In addition to residential lending, the Bank’s lending activities also include commercial real estate, commercial and industrial, and consumer lending. Our CRE lending activities include loans to finance income producing properties and also construction and land loans. Our C&I lending activities include commercial business financing for small and middle-market businesses in a wide spectrum of industries. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, small business administration loans, and lease financing. We also offer a variety of international trade finance services and products, including letters of credit, revolving lines of credit, import loans, bankers’ acceptances, working capital lines, domestic purchase financing, and pre-export financing. Consumer loans are primarily comprised of fully guaranteed student loans, home equity lines of credit, and auto loans.

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

Credit Risk and Concentrations—The real estate market in California, including the areas of Los Angeles, Riverside, San Bernardino, and Orange counties, where a majority of the Company’s loan customers are based, has been negatively impacted over the past few years. As of March 31, 2012, the Company had $3.78 billion in non-covered commercial real estate loans and $2.87 billion in non-covered residential loans, of which approximately 92% are secured by real properties located in California. Potential further deterioration in the real estate market generally and residential building in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance activities are related to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import and export activities. We also offer export-import financing to various domestic and foreign customers; the export loans are guaranteed by the Export-Import Bank of the United States.

Purchased Loans—During the first three months of 2012, the Company purchased loans with an unpaid principal balance of $139.1 million and a carrying amount of $132.2 million. 98% of these loans are student loans which are guaranteed by the U.S. Department of Education and pose limited credit risk.

Loans Held for Sale—Loans held for sale totaled $280.8 million and $278.6 million as of March 31, 2012 and December 31, 2011, respectively. Loans held for sale are recorded at the lower of cost or fair market value. Fair market value, if lower than cost, is determined based on valuations obtained from market participants or the value of the underlying collateral. As of March 31, 2012, approximately 95% of these loans were student loans, the majority of which are guaranteed by the U.S. Department of Education. During the first three months of 2012, in total, loans receivable of $40.8 million were reclassified to loans held for sale. Some of these loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $52.6 million in the first three months of 2012, resulting in net gains on sale of $4.6 million. Proceeds from sales of loans held for sale were $150.5 million in March 2011 with $4.3 million net gains on sale.

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

Pass or Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade and, generally, the Company does not grade a loan as Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in borrower status and likelihood of loan repayment. The tables below present the non-covered loan portfolio by credit quality indicator as of March 31, 2012 and December 31, 2011. There were no Loss grade loans as of March 31, 2012 and December 31, 2011.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2012
Residential:
Single-family	$1,926,705	$10,905	$15,513	$—	$1,953,123
Multifamily	798,348	23,930	94,475	—	916,753
CRE:
Income producing	3,204,450	43,052	207,139	—	3,454,641
Construction	110,094	—	42,485	—	152,579
Land	123,089	7,909	38,656	—	169,654
C&I:
Commercial business	2,621,289	81,050	83,632	—	2,785,971
Trade finance	435,020	6,168	11,446	—	452,634
Consumer:
Student loans	341,134	50	782	—	341,966
Other consumer	266,379	170	4,243	—	270,792
Total	$9,826,508	$173,234	$498,371	$—	$10,498,113

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2011
Residential:
Single-family	$1,768,149	$11,239	$17,247	$—	$1,796,635
Multifamily	810,458	25,531	97,179	—	933,168
CRE:
Income producing	3,211,386	63,066	213,414	—	3,487,866
Construction	109,184	—	62,226	—	171,410
Land	125,534	7,954	39,601	—	173,089
C&I:
Commercial business	2,492,904	62,409	100,357	247	2,655,917
Trade finance	467,822	7,161	11,572	—	486,555
Consumer:
Student loans	305,880	188	257	—	306,325
Other consumer	273,692	—	3,769	—	277,461
Total	$9,565,009	$177,548	$545,622	$247	$10,288,426

Nonaccrual and Past Due Loans—Loans are tracked by the number of days borrower payments are past due. The tables below present an aging analysis of nonaccrual loans, past due non-covered loans and loans held for sale, segregated by class of loans, as of March 31, 2012 and December 31, 2011:

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
March 31, 2012
Residential:
Single-family	$3,786	$216	$4,002	$—	$3,735	$3,735	$1,945,386	$1,953,123
Multifamily	4,281	4,849	9,130	10,399	8,067	18,466	889,157	916,753
CRE:
Income producing	14,696	2,734	17,430	3,450	29,962	33,412	3,403,799	3,454,641
Construction	—	—	—	—	25,832	25,832	126,747	152,579
Land	12,750	579	13,329	530	8,477	9,007	147,318	169,654
C&I:
Commercial business	14,692	543	15,235	4,082	6,806	10,888	2,759,848	2,785,971
Trade finance	—	—	—	—	2,042	2,042	450,592	452,634
Consumer:
Student loans	157	50	207	—	782	782	340,977	341,966
Other consumer	1,246	170	1,416	—	2,392	2,392	266,984	270,792
Loans held for sale	—	—	—	—	14,242	14,242	266,588	280,830
Total	$51,608	$9,141	$60,749	$18,461	$102,337	$120,798	$10,597,396	10,778,943
Unearned fees, premiums and discounts, net								(19,034)
Total recorded investment in non-covered loans and loans held for sale								$10,759,909

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
December 31, 2011
Residential:
Single-family	$6,991	$1,198	$8,189	$—	$3,569	$3,569	$1,784,877	$1,796,635
Multifamily	6,366	745	7,111	6,889	11,306	18,195	907,862	933,168
CRE:
Income producing	18,179	1,549	19,728	6,885	25,690	32,575	3,435,563	3,487,866
Construction	—	—	—	26,482	14,688	41,170	130,240	171,410
Land	—	573	573	1,136	9,589	10,725	161,791	173,089
C&I:
Commercial business	342	2,957	3,299	4,394	6,843	11,237	2,641,381	2,655,917
Trade finance	—	—	—	—	—	—	486,555	486,555
Consumer:
Student loans	109	188	297	—	257	257	305,771	306,325
Other consumer	1,130	—	1,130	—	2,249	2,249	274,082	277,461
Loans held for sale	—	—	—	—	25,655	25,655	252,948	278,603
Total	$33,117	$7,210	$40,327	$45,786	$99,846	$145,632	$10,381,070	10,567,029
Unearned fees, premiums and discounts, net								(16,762)
Total recorded investment in non-covered loans and loans held for sale								$10,550,267

Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent TDR loans, are also placed on nonaccrual status. Nonaccrual loans totaled $120.8 million and $145.6 million at March 31, 2012 and December 31, 2011, respectively. Loans not 90 or more days past due totaled $18.5 million and $45.8 million as of March 31, 2012 and December 31, 2011, respectively, and were included in non-covered nonaccrual loans.

The following is a summary of interest income foregone on nonaccrual loans:

	For the Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$1,730	$2,765
Less: Interest income recognized on nonaccrual loans on a cash basis	(701)	(807)
Interest income foregone on nonaccrual loans	$1,029	$1,958

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

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms. For nonperforming restructured loans, the loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments. The Company had $28.3 million and $99.6 million in total performing restructured loans as of March 31, 2012 and December 31, 2011, respectively. Nonperforming restructured loans were $27.8 million and $38.9 million at March 31, 2012 and December 31, 2011, respectively. Included as TDRs were $5.8 million and $22.8 million of performing A/B notes as of March 31, 2012 and December 31, 2011, respectively.  All TDRs are included in the balance of impaired loans.

The following table provides information on loans modified as of March 31, 2012 that were modified as TDRs during the three months ended March 31, 2012:

	Loans Modified as TDRs During the
	Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
	(Dollars in thousands)
Residential:
Single-family	1	$302	$206	$95
Multifamily	1	$399	$390	$—
CRE:
Income producing	4	$4,103	$3,683	$561
Construction	—	$—	$—	$—
Land	1	$432	$70	$77
C&I:
Commercial business	6	$2,525	$2,489	$297
Trade finance	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—
Other consumer	—	$—	$—	$—

(1)        Includes subsequent payments after modification and reflects the balance as of March 31, 2012.

(2)        The financial impact includes chargeoffs and specific reserves recorded at modification date.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the bank’s recovery. As of March 31, 2012, modifications of residential TDRs, including single and multi-family loans, primarily included principal and interest deferments and A/B note splits. A/B note splits result in a partial chargeoff or loss for the bank at the modification date. For the three months ended March 31, 2012 residential TDRs modified using principal and interest deferment and/or A/B note splits totaled $596 thousand, as of March 31, 2012. Commercial real estate TDRs, including income producing, construction and land loans, were primarily modified through A/B note splits, maturity extensions, forbearance payments, principal and interest deferment and/or non-market interest rate changes with an impact of a partial chargeoff or loss for the bank and reduction of interest collected over the life of the loan. Commercial real estate TDRs modified through A/B note splits and/or maturity extensions totaled $1.7 million as of March 31, 2012. Commercial real estate TDRs modified through forbearance payments, principal and interest deferment and/or non-market interest changes totaled $2.0 million as of March 31, 2012. Commercial and industrial TDRs, including commercial business and trade finance loans, were restructured in various ways, including forbearance payments, principal deferment and/or maturity extensions with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $2.5 million as of March 31, 2012. Performing TDRs at March 31, 2012 were comprised of $6.4 million in residential loans, $19.5 million in commercial real estate loans and $2.4 million in commercial and industrial loans. Performing TDRs at December 31, 2011 were comprised of $19.1 million in residential loans, $60.2 million in commercial real estate loans and $20.3 million in commercial and industrial loans. Nonperforming TDRs at March 31, 2012 were comprised of $6.8 million in residential loans, $19.2 million in commercial real estate loans and $1.8 million in commercial and industrial loans. Nonperforming TDRs at December 31, 2011 were comprised of $2.7 million in residential loans, $34.6 million in commercial real estate loans and $1.6 million in commercial and industrial loans.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 30 days for commercial and industrial, and commercial real estate and consumer loans, and beyond 90 days for residential loans, becomes nonaccrual and is considered to have defaulted. The following table provides information for loans modified as TDRs within the previous 12 months that have subsequently defaulted as of March 31, 2012 for the three months ended March 31, 2012.

Loans Modified as TDRs during the Prior 12
Months, that Subsequently Defaulted During the
Three Months Ended March 31, 2012
	Number of	Recorded
	Contracts	Investment
(Dollars in thousands)
Residential:
Single-family	—	$—
Multifamily	2	$1,109
CRE:
Income producing	—	$—
Construction	1	$1,509
Land	—	$—
C&I:
Commercial business	2	$227
Trade finance	—	$—
Consumer:
Student loans	—	$—
Other consumer	—	$—

All TDRs are included in the impaired loan quarterly valuation allowance process.  See the sections below Impaired Loans and Allowance for Loan Losses for the complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of delinquent TDRs and when the restructured loan is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. If the loan is a performing TDR the deficiency is included in the specific allowance, as appropriate. As of March 31, 2012, the allowance for loan losses associated with TDRs was $3.3 million for performing TDRs and $1.0 million for nonperforming TDRs. As of December 31, 2011, the allowance for loan losses associated with TDRs was $10.5 million for performing TDRs and $139 thousand for nonperforming TDRs.

Impaired Loans—A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the original contractual terms of the loan agreement. Impaired loans include non-covered loans held for investment on nonaccrual status, regardless of the collateral coverage, and loans modified in a TDR.

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

At March 31, 2012 and December 31, 2011, impaired loans totaled $134.9 million and $219.6 million, respectively. Impaired non-covered loans as of March 31, 2012 and December 31, 2011 are set forth in the following tables. The interest income recognized on impaired loans, excluding performing TDRs, is recognized on a cash basis when received.

						For the three months
		Recorded	Recorded			ended March 31, 2012
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized (1)
				(In thousands)
As of and for the three months ended March 31, 2012
Residential:
Single-family	$5,428	$4,571	$—	$4,571	$—	$5,186	$—
Multifamily	26,651	22,016	2,025	24,041	683	24,441	107
CRE:
Income producing	51,633	37,275	5,274	42,549	1,050	44,072	255
Construction	34,819	27,581	472	28,053	220	28,447	153
Land	19,527	9,001	8,139	17,140	2,030	17,486	41
C&I:
Commercial business	17,861	10,494	2,790	13,284	1,969	13,999	145
Trade finance	2,042	2,042	—	2,042	—	2,083	—
Consumer:
Student loans	782	782	—	782	—	782	—
Other consumer	2,449	2,392	—	2,392	—	2,418	—
Total	$161,192	$116,154	$18,700	$134,854	$5,952	$138,914	$701

						For the year
		Recorded	Recorded			ended December 31, 2011
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized (1)
				(In thousands)
As of and for the year ended December 31, 2011
Residential:
Single-family	$10,248	$6,578	$2,535	$9,113	$1,131	$9,408	$65
Multifamily	37,450	28,272	3,520	31,792	1,124	35,855	473
CRE:
Income producing	69,664	55,701	7,941	63,642	1,187	68,087	1,030
Construction	75,714	45,413	1,067	46,480	815	64,398	1,099
Land	40,615	25,806	8,692	34,498	3,949	36,002	341
C&I:
Commercial business	38,857	20,772	6,650	27,422	4,835	32,033	484
Trade finance	4,127	4,127	—	4,127	—	4,127	—
Consumer:
Student loans	257	257	—	257	—	257	—
Other consumer	2,249	2,249	—	2,249	—	2,251	27
Total	$279,181	$189,175	$30,405	$219,580	$13,041	$252,418	$3,519

(1)                Excludes interest from performing TDRs.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Bank’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans in the heterogeneous category are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of March 31, 2012, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are global cash flows of the guarantors and businesses we lend to and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loan.

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

Covered Loans—As of the respective acquisition dates, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the allowance for loan losses calculation. As of March 31, 2012 and December 31, 2011, $8.3 million, or 3.7% and $6.6 million, or 3.1%, respectively, of the total allowance is allocated to the allowance for loan losses on covered loans. The covered loans acquired are, and will continue to be, subject to the Bank’s internal and external credit review and monitoring. Credit deterioration, if any, beyond the respective acquisition date fair value amounts of the covered loans under ASC 310-30 will be separately measured and accounted for under ASC 310-30. If required, the establishment of an allowance for covered loans accounted for under ASC 310-30 will result in a charge to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of March 31, 2012 and December 31, 2011, there is no allowance for the covered loans accounted for under ASC 310-30 due to deterioration of credit quality.

The Company recorded $18.1 million in loan loss provisions for the three months ended March 31, 2012, as compared to $26.5 million for the three months ended March 31, 2011. It is the Company’s policy to promptly charge-off the amount of impairment on a loan which represents the difference in the outstanding loan balance and the fair value of the collateral or discounted cash flow. Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. For the three months ended March 31, 2012, the Company recorded $10.3 million in net charge-offs in comparison to $34.2 million for the three months ended March 31, 2011. The following tables detail activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the three months ended March 31, 2012 and the year ended December 31, 2011. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Unallocated	Total
	(In thousands)

Three months ended March 31, 2012
Beginning balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523
Provision for loan losses	1,103	12,465	1,315	(182)	1,621	1,778	18,100
Allowance for unfunded loan commitments
and letters of credit	—	—	—	—	—	(1,778)	(1,778)
Charge-offs	(3,031)	(10,707)	(2,887)	(163)	—	—	(16,788)
Recoveries	941	2,775	2,665	83	—	—	6,464
Net charge-offs	(2,090)	(7,932)	(222)	(80)	—	—	(10,324)
Ending balance	$51,193	$70,990	$88,113	$3,957	$8,268	$—	$222,521

Ending balance allocated to:
Loans individually evaluated for impairment	$683	$3,300	$1,969	$—	$—	$—	$5,952
Loans collectively evaluated for impairment	50,510	67,690	86,144	3,957	8,268	—	216,569
Loans acquired with deteriorated credit quality(2)	—	—	—	—	—	—	—
Ending balance	$51,193	$70,990	$88,113	$3,957	$8,268	$—	$222,521

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Unallocated	Total
	(In thousands)
Year ended December 31, 2011
Beginning balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633
Provision for loan losses	15,416	22,817	50,848	2,455	2,422	1,048	95,006
Allowance for unfunded loan commitments
and letters of credit	—	—	—	—	—	(1,048)	(1,048)
Charge-offs	(13,323)	(78,803)	(30,606)	(1,959)	—	—	(124,691)
Recoveries	596	4,691	7,041	295	—	—	12,623
Net charge-offs	(12,727)	(74,112)	(23,565)	(1,664)	—	—	(112,068)
Ending balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523

Ending balance allocated to:
Loans individually evaluated for impairment	$2,255	$5,951	$4,835	$—	$—	$—	$13,041
Loans collectively evaluated for impairment	49,925	60,506	82,185	4,219	6,647	—	203,482
Loans acquired with deteriorated credit quality (2)	—	—	—	—	—	—	—
Ending balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523

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

The Company’s recorded investment in total loans receivable as of March 31, 2012 and December 31, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Total
	(In thousands)
March 31, 2012
Loans individually evaluated for impairment	$28,611	$87,742	$15,325	$2,392	$—	$134,070
Loans collectively evaluated for impairment	2,841,265	3,689,132	3,223,281	610,365	537,244	10,901,287
Loans acquired with deteriorated credit quality (1)	1,262,390	2,176,843	363,311	63,320	—	3,865,864
Ending balance	$4,132,266	$5,953,717	$3,601,917	$676,077	$537,244	$14,901,221

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Total
	(In thousands)
December 31, 2011
Loans individually evaluated for impairment	$43,395	$143,631	$31,338	$2,249	$—	$220,613
Loans collectively evaluated for impairment	2,686,408	3,688,734	3,111,135	581,536	583,804	10,651,617
Loans acquired with deteriorated credit quality (1)	1,331,615	2,322,062	413,479	67,124	—	4,134,280
Ending balance	$4,061,418	$6,154,427	$3,555,952	$650,909	$583,804	$15,006,510

(1)            The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30. The total principal balance is presented and excludes the purchase discount and any additional advances subsequent to acquisition date.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions—The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of March 31, 2012 and December 31, 2011, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $12.8 million and $11.0 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.99 billion and $2.10 billion at March 31, 2012 and December 31, 2011, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing or has limited recourse. The majority of these loans are residential and CRE at March 31, 2012 and December 31, 2011. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions, $6.0 million and $4.4 million pertain to these loans as of March 31, 2012 and December 31, 2011, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

NOTE 9 — PREMISES AND EQUIPMENT

At March 31, 2012, total premises and equipment was $178.9 million with accumulated depreciation and amortization of $62.6 million and a net value of $116.3 million. At December 31, 2011, total premises and equipment was $178.6 million with accumulated depreciation and amortization of $59.7 million and a net value of $118.9 million.

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

NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of March 31, 2012 and December 31, 2011. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of March 31, 2012, the Company’s market capitalization based on total outstanding common and preferred shares was $3.49 billion and its total stockholders’ equity was $2.28 billion. The Company performed its annual impairment test as of December 31, 2011 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of March 31, 2012 and December 31, 2011, the gross carrying amount of premiums on acquired deposits totaled $115.2 million and $117.6 million, respectively, and the related accumulated amortization totaled $50.9 million and $50.4 million, respectively. The decrease in the gross carrying value is due to the full amortization and removal of a specific premium acquired on deposits.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $2.9 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Amount
(In thousands)
Estimated Amortization Expense of Premiums on Acquired Deposits
Nine Months Ending December 31, 2012	$8,033
Year Ending December 31, 2013	9,364
Year Ending December 31, 2014	8,454
Year Ending December 31, 2015	7,543
Year Ending December 31, 2016	6,634
Thereafter	24,289
Total	$64,317

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Credit Extensions—In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements. As of March 31, 2012 and December 31, 2011, undisbursed loan commitments amounted to $2.34 billion and $2.19 billion, respectively. Commercial and standby letters of credit amounted to $1.88 billion and $1.64 billion as of March 31, 2012 and December 31, 2011, respectively.

Guarantees—From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of March 31, 2012, total loans sold or securitized with recourse amounted to $561.2 million and were comprised of $53.3 million in single-family loans with full recourse and $507.9 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $589.9 million at December 31, 2011 comprised of $54.5 million in single-family loans with full recourse and $535.4 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $6.0 million as of March 31, 2012 and $4.4 million as of December 31, 2011, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of March 31, 2012 and December 31, 2011, the amount of loans sold without recourse totaled $1.16 billion and $1.23 billion, respectively. Total loans securitized without recourse amounted to $266.3 million and $273.7 million, respectively, at March 31, 2012 and December 31, 2011. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation—Neither the Company nor the Bank is involved in any material legal proceedings at March 31, 2012. The Bank, from time to time, is a party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

Other Commitments— The Company has commitments to invest in affordable housing funds, and other investments qualifying for community reinvestment tax credits.  These commitments are payable on demand.  As of March 31, 2012 and December 31, 2011 these commitments were $87.4 million and $86.0 million, respectively. These commitments are recorded in other liabilities in the Condensed Consolidated Balance Sheet.

NOTE 12 — STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering—In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred shares into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares. This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred shares to be converted into shares of the Company’s common stock. Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share. The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. As of March 31, 2012, 85,710 shares were outstanding.

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

Stock Repurchase Program—On January 19, 2012, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company’s common stock. During the first quarter of 2012, the Company repurchased 4,554,827 shares at a weighted average cost of $22.14 per share.  The Company did not repurchase any shares during the three months ended March 31, 2011.

Quarterly Dividends—On January 19, 2012, the Company’s Board of Directors declared first quarter preferred stock cash dividends of $20.00 per share on its Series A preferred stock payable on or about February 1, 2012 to shareholders on record on January 15, 2012. Total cash dividends paid in conjunction with the Company’s Series A preferred stock amounted to $1.7 million during the three months ended March 31, 2012.

On January 19, 2012, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.10 per share payable on or about February 24, 2012 to shareholders on record on February 10, 2012. Cash dividends totaling $14.8 million were paid to the Company’s common shareholders during the three months ended March 31, 2012.

Earnings Per Share (“EPS”)—The number of shares outstanding at March 31, 2012 was 144,870,621. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus restricted stock awards and shares issuable upon the assumed exercise of outstanding convertible preferred stock, stock options, and stock warrants, unless they have an antidilutive effect.

The following table sets forth earnings per share calculations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012			2011
	Net Income			Net Income
	Available to	Number	Per	Available to	Number	Per
	Common	of	Share	Common	of	Share
	Stockholders	Shares	Amounts	Stockholders	Shares	Amounts

	(In thousands, except per share data)
Net income	$68,083			$56,071
Less:
Preferred stock dividends	(1,714)			(1,715)
Basic EPS – income available to common stockholders	$66,369	145,347	$0.46	$54,356	146,837	$0.37
Effect of dilutive securities:
Stock options	—	48		—	120
Restricted stock awards	103	1,030		7	675
Convertible preferred stock	1,714	5,571		1,715	5,571
Stock warrants	—	—		—	131
Diluted EPS – income available to common stockholders	$68,186	151,996	$0.45	$56,078	153,334	$0.37

The following outstanding stock options, and restricted stock awards for the three months ended March 31, 2012 and 2011, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	Three Months Ended
	March 31,
	2012	2011

	(In thousands)
Stock options	396	911
Restricted stock awards	3	118

Accumulated Other Comprehensive Income—As of March 31, 2012, total accumulated other comprehensive income was ($16.9) million which includes the following components: net unrealized loss on securities available for sale of ($17.8) million and foreign exchange translation adjustment of $918 thousand.  As of March 31, 2011, total accumulated other comprehensive loss was ($10.2) million which includes the following components: net unrealized loss on securities available for sale of ($10.9) million and foreign exchange translation adjustment of $781 thousand.

Activity in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2012 and 2011, was as follows:

	Unrealized gain (loss) on
	investment securities	Foreign currency
	available-for-sale	translation adjustments	Total
	(In thousands)
Balance, December 31, 2010	$(13,927)	$1,513	$(12,414)
Period Change	2,991	(732)	2,259
Balance, March 31, 2011	$(10,936)	$781	$(10,155)
Balance, December 31, 2011	$(34,848)	$908	$(33,940)
Period Change	17,052	10	17,062
Balance, March 31, 2012	$(17,796)	$918	$(16,878)

The following table sets forth the tax effects allocated to each component of other comprehensive income for the three months ended March 31, 2012 and 2011:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Three months ended March 31, 2012
Unrealized gain on investment securities available-for-sale:
Unrealized gains on holding gains arising during period	$28,640	$(12,029)	$16,611
Less: reclassification adjustment for losses/(gains) included in income	5,826	(2,447)	3,379
Net unrealized gains	34,466	(14,476)	19,990
Noncredit-related impairment loss on securities	(5,066)	2,128	(2,938)
Foreign currency translation adjustments	17	(7)	10
Other comprehensive income	$29,417	$(12,355)	$17,062

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Three months ended March 31, 2011
Unrealized gain on investment securities available-for-sale:
Unrealized gains on holding gains arising during period	$4,022	$(1,689)	$2,333
Less: reclassification adjustment for losses/(gains) included in income	6,225	(2,614)	3,611
Net unrealized gains	10,247	(4,303)	5,944
Noncredit-related impairment loss on securities	(5,091)	2,138	(2,953)
Foreign currency translation adjustments	(1,262)	530	(732)
Other comprehensive income	$3,894	$(1,635)	$2,259

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Retail	Commercial
	Banking	Lending	Other	Total

	(In thousands)
Interest income	$86,252	$142,966	$24,832	$254,050
Charge for funds used	(22,260)	(29,749)	8,920	(43,089)
Interest spread on funds used	63,992	113,217	33,752	210,961
Interest expense	(15,548)	(7,066)	(12,518)	(35,132)
Credit on funds provided	35,040	3,124	4,925	43,089
Interest spread on funds provided	19,492	(3,942)	(7,593)	7,957
Net interest income	$83,484	$109,275	$26,159	$218,918
Provision for loan losses	$6,914	$11,186	$—	$18,100
Depreciation, amortization and accretion	11,933	17,133	9,603	38,669
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	21,759	60,428	25,608	107,795
Segment assets	6,638,241	10,079,411	5,032,130	21,749,782

	Three Months Ended March 31, 2011
	Retail	Commercial
	Banking	Lending	Other	Total

	(In thousands)
Interest income	$87,790	$145,335	$21,210	$254,335
Charge for funds used	(25,588)	(40,197)	760	(65,025)
Interest spread on funds used	62,202	105,138	21,970	189,310
Interest expense	(22,571)	(5,985)	(16,945)	(45,501)
Credit on funds provided	57,345	3,478	4,202	65,025
Interest spread on funds provided	34,774	(2,507)	(12,743)	19,524
Net interest income	$96,976	$102,631	$9,227	$208,834
Provision for loan losses	$7,156	$19,350	$—	$26,506
Depreciation, amortization and accretion	14,700	27,101	3,265	45,066
Goodwill	320,566	16,872	—	337,438
Segment pre-tax (loss) profit	29,533	52,236	4,811	86,580
Segment assets	6,248,628	9,952,048	4,946,350	21,147,026

NOTE 14 — SUBSEQUENT EVENTS

Dividend Payout

In April 2012, the Company declared the payment of second quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend is payable on or about May 1, 2012 to shareholders of record as of April 15, 2012. Additionally, the Company declared a quarterly dividend of $0.10 per share on the Company’s common stock payable on or about May 24, 2012 to shareholders of record as of May 10, 2012.

Loan Sale

On April 13, 2012, a major investment brokerage firm exercised its option and the Company entered into a loan sale transaction, selling approximately $150.0 million of student loans with a related gain of $5.1 million. These loans were held for sale as of March 31, 2012.

Stock Repurchase

Subsequent to March 31, 2012, the Company repurchased approximately $13.7 million worth of common stock, pursuant to the Stock Repurchase Plan approved in January 2012.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and the condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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

•                                          investment securities;

•                                          acquired loans;

•                                          covered loans;

•                                          covered other real estate owned;

•                                          FDIC indemnification asset;

•                                          allowance for loan losses;

•                                          other real estate owned;

•                                          loan, OREO, and note sales;

•                                          goodwill impairment; and

•                                          share-based compensation.

Our significant accounting policies are described in greater detail in our 2011 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies,” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For the first quarter of 2012, net income was $68.1 million or $0.45 per dilutive share. Net income grew 3% or $1.9 million from the fourth quarter of 2011 and 21% or $12.0 million from the first quarter of 2011. Earnings per dilutive share grew 5% or $0.02 from the fourth quarter of 2011 and 22% or $0.08 from the first quarter of 2011.

At March 31, 2012, total assets equaled $21.7 billion compared to $22.0 billion at December 31, 2011. Average earning assets decreased $93.5 million to $19.5 billion for the first quarter of 2012, compared to the prior quarter. The decrease in total assets and average earning assets was primarily attributable to a decrease in investment securities which decreased $365.9 million during the first quarter of 2012, largely resulting from the sale of $259.4 million of investment securities. This decrease in investment securities was partially offset by growth in the non-covered loan portfolio and an increase in cash and cash equivalents.

Total loans receivable at March 31, 2012 equaled $14.5 billion, unchanged from December 31, 2011. During the first quarter non-covered loan balances increased 2% or $211.9 million to $10.8 billion at March 31, 2012. The increase in noncovered loans during the first quarter was driven by growth in single family loans, commercial and trade finance loans, and consumer loans which increased 9% or $156.5 million, 3% or $96.1 million, and 5% or $29.0 million, respectively.

Covered loans totaled $3.7 billion as of March 31, 2012, a decrease of $239.4 million or 6% from December 31, 2011. The decrease in the covered loan portfolio was primarily due to payoffs and paydown activity, as well as charge-offs.

During the first quarter, the Company reduced both the balance of time deposits by 5% and also the average cost of time deposits, which decreased from 1.01% in the fourth quarter of 2011 to 0.88% in the first quarter of 2012. In addition, the average rate for other interest-bearing deposits also declined during the first quarter of 2012, resulting in an overall reduction in the cost of deposits of 8 basis points to 0.47% from 0.55% in the prior quarter.

Credit Quality

East West significantly reduced both net charge-offs and nonperforming assets.  Total net charge-offs decreased to $10.3 million for the first quarter of 2012, a decrease of 53% or $11.5 million from the previous quarter and a decrease of 70% or $23.9 million compared to the prior year. The total nonperforming assets excluding covered assets, to total assets ratio was under 1.00% for the tenth consecutive quarter with nonperforming assets of $167.1 million or 0.77% of total assets at March 31, 2012.

East West continues to maintain a strong allowance for non-covered loan losses at $214.3 million or 2.04% of non-covered loans receivable at March 31, 2012. This compares to an allowance for non-covered loan losses of $209.9 million or 2.04% of non-covered loans at December 31, 2011.

Capital Strength

Our capital ratios remain strong. As of March 31, 2012, our Tier 1 leverage capital ratio totaled 9.5%, our Tier 1 risk-based capital ratio totaled 15.1% and our total risk-based capital ratio totaled 16.7%. East West exceeds well capitalized requirements for all regulatory guidelines by $900 million or more.

During the first quarter of 2012, the Company repurchased 4.6 million shares of common stock at an average cost of $22.14 per share, or $100.9 million in total. Under the repurchase program authorized by the Company’s Board of Directors earlier in the year, management has the authority to repurchase up to a total of $200.0 million of the Company’s common stock.

The Company has declared second quarter dividends on the common stock and Series A Preferred Stock. The common stock cash dividend of $0.10 is payable on or about May 24, 2012 to shareholders of record on May 10, 2012. The dividend on the Series A Preferred Stock of $20.00 per share is payable on May 1, 2012 to shareholders of record on April 15, 2012.

Results of Operations

Net income for the first quarter of 2012 totaled $68.1 million, compared with $56.1 million for the first quarter of 2011. Diluted earnings per share was $0.45 and $0.37 for the first quarters of 2012 and 2011, respectively. Our annualized return on average total assets increased to 1.26% for the quarter ended March 31, 2012, from 1.07% for the same period in 2011. The annualized return on average common stockholders’ equity increased to 12.01% for the first quarter of 2012, compared with 10.50% for the first quarter of 2011.

Components of Net Income

	Three Months Ended
	March 31,
	2012	2011

	(In millions)
Net interest income	$218.9	$208.8
Provision for loan losses	(18.1)	(26.5)
Noninterest income	21.7	11.0
Noninterest expense	(114.7)	(106.7)
Provision for income taxes	(39.7)	(30.5)
Net income	$68.1	$56.1

Annualized return on average total assets	1.26%	1.07%

Annualized return on average common equity	12.01%	10.50%

Annualized return on average total equity	11.88%	10.42%

Net Interest Income

Our primary source of revenue is net interest income which is the difference between interest earned on loans, investment securities, and other earning assets less the interest expense on deposits, borrowings, and other interest-bearing liabilities. Net interest income for the first quarter of 2012 totaled $218.9 million, a 5% increase over net interest income of $208.8 million for the same period in 2011.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 1 basis point to 4.51% during the first quarter of 2012, from 4.52% during the first quarter of 2011. During 2012 and 2011, our covered loan yield was positively impacted by the accretion from the covered  loans under ASC 310-30. The slight decrease in net interest margin during the first quarter of 2012 resulted primarily from lower yields earned on non-covered loans which were offset by lower costs of deposits and other interest-bearing liabilities.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,048,672	$6,532	2.51%	$995,484	$2,740	1.12%
Securities purchased under resale agreements	794,791	4,314	2.18%	898,122	4,270	1.90%
Investment securities available-for-sale (3) (4)	2,962,521	21,232	2.88%	2,818,703	18,857	2.68%
Loans receivable (2)(3)	10,680,212	125,675	4.73%	9,123,181	114,911	5.11%
Loans receivable – covered(2)	3,853,488	95,364	9.95%	4,695,964	112,615	9.73%
FHLB and FRB stock	183,362	933	2.05%	209,598	942	1.80%
Total interest-earning assets	19,523,046	254,050	5.23%	18,741,052	254,335	5.50%
Noninterest-earning assets:
Cash and cash equivalents	270,875			272,112
Allowance for loan losses	(223,181)			(236,196)
Other assets	2,119,713			2,117,814
Total assets	$21,690,453			$20,894,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$962,967	$688	0.29%	$771,626	$648	0.34%
Money market accounts	4,665,731	4,001	0.34%	4,386,100	5,975	0.55%
Savings deposits	1,183,325	582	0.20%	971,313	732	0.31%
Time deposits	6,845,350	14,893	0.88%	7,139,530	18,627	1.06%
Federal funds purchased	8,932	2	0.11%	232	—	0.00%
FHLB advances	431,776	2,142	1.99%	1,014,009	5,778	2.31%
Securities sold under repurchase agreements	1,006,816	11,722	4.68%	1,080,240	12,017	4.45%
Long-term debt	212,178	1,102	2.09%	235,570	1,571	2.67%
Other borrowings	—	—	0.00%	10,980	153	5.57%
Total interest-bearing liabilities	15,317,075	35,132	0.92%	15,609,600	45,501	1.18%
Noninterest-bearing liabilities:
Demand deposits	3,546,201			2,708,842
Other liabilities	521,461			422,880
Stockholders’ equity	2,305,716			2,153,460
Total liabilities and stockholders’ equity	$21,690,453			$20,894,782
Interest rate spread			4.31%			4.32%
Net interest income and net interest margin		$218,918	4.51%		$208,834	4.52%

(1)        Annualized.

(2)        Average balances include nonperforming loans.

(3)        Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling $(2.7) million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively. Also includes the net (amortization) of deferred loans fees totaling ($3.4) million and ($2.6) million for the three months ended March 31, 2012 and 2011, respectively.

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

	Three Months Ended March 31,
	2012 vs. 2011
	Total	Changes Due to
	Change	Volume (1)	Rate (1)
	(In thousands)

INTEREST-EARNING ASSETS:
Due from banks and short-term investments	$3,792	$154	$3,638
Securities purchased under resale agreements	44	(522)	566
Investment securities available-for-sale	2,375	991	1,384
Loans receivable	10,764	18,681	(7,917)
Loans receivable – covered	(17,251)	(20,752)	3,501
FHLB and FRB stock	(9)	(125)	116
Total interest and dividend income	$(285)	$(1,573)	$1,288

INTEREST-BEARING LIABILITIES:
Checking accounts	$40	$146	$(106)
Money market accounts	(1,974)	360	(2,334)
Savings deposits	(150)	138	(288)
Time deposits	(3,734)	(742)	(2,992)
Federal funds purchased	2	2	—
FHLB advances	(3,636)	(2,958)	(678)
Securities sold under repurchase agreements	(295)	(839)	544
Long-term debt	(469)	(145)	(324)
Other borrowings	(153)	(76)	(77)
Total interest expense	$(10,369)	$(4,114)	$(6,255)
CHANGE IN NET INTEREST INCOME	$10,084	$2,541	$7,543

(1)        Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

We recorded $18.1 million in provision for loan losses during the first quarter of 2012. In comparison we recorded $26.5 million in provisions for loan losses during the first quarter of 2011. The Company recorded $10.3 million in net charge-offs during the first quarter of 2012, compared to $34.2 million in net charge-offs recorded during the first quarter of 2011. Provision for loan losses has declined for several quarters as a result of credit quality improvement.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Impairment loss on investment securities
recognized in earnings	$(0.1)	$(0.5)
Decrease in FDIC indemnification asset and receivable	(5.4)	(17.4)
Branch fees	8.3	7.7
Net gain on sales of investment securities	0.5	2.5
Letters of credit fees	4.3	3.0
Foreign exchange income	1.8	1.9
Ancillary loan fees	2.0	2.0
Income from life insurance policies	1.0	1.0
Net gain on sales of loans	5.2	7.4
Other operating income	4.1	3.4

Total	$21.7	$11.0

Noninterest income includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities, foreign exchange activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale and other assets, impairment losses on investment securities, (decrease)/increase in the FDIC indemnification asset and receivable, income from life insurance policies, and other noninterest-related revenues.

We recorded noninterest income of $21.7 million for the three months ended March 31, 2012, an increase of $10.7 million, compared to noninterest income of $11.0 million recorded for the same period in 2011. The increase in noninterest income for the three months ended March 31, 2012 is primarily due to a smaller decrease in FDIC indemnification asset and receivable and an increase in letters of credit fees, partially offset by decreases in net gain on sales of loans and net gain on sales of investment securities.

For the three months ended March 31, 2012, the net decrease in the FDIC indemnification asset and receivable recorded in noninterest income was $5.4 million. The quarter-to-date decrease in the FDIC indemnification asset resulted from loan disposal activity, recoveries and amortization was partially offset by a quarter-to-date increase in the FDIC receivable due to reimbursable expense claims. During the first three months of 2012 we incurred $15.2 million in expenses on covered loans and other real estate owned, 80% or $12.1 million of which is reimbursable from the FDIC.

Letters of credit fee income for the three months ended March 31, 2012 and 2011 was $4.3 million and $3.0 million, respectively. The increase as compared to 2011 results from an increased volume in trade finance loans.

For the three months ended March 31, 2012 and 2011, the net gain on sale of investment securities totaled $0.5 million and $2.5 million, respectively.  Proceeds from the sale of investment securities provide additional liquidity to purchase other investment securities, to fund loan originations, and to pay down borrowings.

For the three months ended March 31, 2012, the net gain on sales of loans was $5.2 million compared to $7.4 million for the three months ended March 31, 2011. From time to time, the Company buys and sells loans within the loans held for sale portfolio to take advantage of market opportunities.

Noninterest Expense

The following table sets forth the various components of noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)

Compensation and employee benefits	$46.4	$38.3
Occupancy and equipment expense	13.5	12.6
Amortization of investments in affordable housing partnerships	4.5	4.5
Amortization of premiums on deposits acquired	2.9	3.2
Deposit insurance premiums and regulatory assessments	4.0	7.2
Loan-related expenses	4.5	3.1
Other real estate owned expense	10.9	10.7
Legal expense	7.2	4.1
Prepayment penalty for FHLB advances and other borrowings	1.3	4.0
Data processing	2.5	2.6
Deposit-related expenses	1.4	1.2
Consulting expense	1.5	1.6
Other operating expenses	14.2	13.7

Total noninterest expense	$114.8	$106.8

Efficiency Ratio(1)	44.07%	43.14%

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

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, increased $8.0 million, or 7%, to $114.8 million during the first quarter of 2012, compared to $106.8 million for the same quarter in 2011.

Compensation and employee benefits increased $8.1 million, or 21%, to $46.4 million for the three months ended March 31, 2012, compared to $38.3 million for the same period in 2011. This increase in compensation and employee benefits was primarily due to a reduced offset to compensation expense from deferred loan costs due to a decrease in origination volume and also an increase in payroll taxes.

Legal expense also increased to $7.2 million in the first quarter of 2012, compared to $4.1 million in the first quarter of 2011.  The increase was primarily due to expenses related to covered assets for which the expenses are 80% reimbursable by the FDIC.  Loan related expenses remained fairly stable, increasing $1.4 million to $4.5 million during the three months ended March 31, 2012 compared to $3.1 million for the three months ended March 31, 2011.

Deposit insurance premiums and regulatory assessments decreased $3.2 million, or 44%, to $4.0 million for the three months ended March 31, 2012, compared to $7.2 million during the same period in 2011. The decrease in deposit insurance premiums and regulatory assessments for the three months ended March 31, 2012 is primarily due to a decrease in the assessment base.

During the three months ended March 31, 2012, FHLB advances of $20.0 million were prepaid with a related $1.3 million in prepayment penalties compared to $216.9 million of FHLB advance prepayments with a related $4.0 million in prepayment penalties for the three months ended March 31, 2011.

Our efficiency ratio increased slightly to 44.07% for the three months ended March 31, 2012, compared to 43.14% for the corresponding period in 2011.

Income Taxes

The provision for income taxes was $39.7 million for the first quarter of 2012, representing an effective tax rate of 36.8%, compared to $30.5 million for the same period in 2011, representing an effective tax rate of 35.2%. Included in the income tax recognized during the first quarter of 2012 and 2011 are $3.7 million and $4.1 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of March 31, 2012, the Company had a net deferred tax asset of $209.4 million.

A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state net operating losses. Accordingly, a valuation allowance has been recorded for these amounts.

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

Retail Banking

The Retail Banking segment reported pretax income of $21.8 million for the three months ended March 31, 2012, compared to a pretax income of $29.5 million for the same period in 2011. The decrease in pretax income for this segment during the first quarter of 2012 is driven by a decrease in net interest income of $13.5 million offset by an increase in noninterest income.

Noninterest income for this segment increase $5.2 million to $11.8 million for the three months ended March 31, 2012, compared to $6.6 million recorded during the same period in 2011. The increase in noninterest income for the first quarter of 2012 is primarily due to a smaller decrease in FDIC indemnification asset and receivable offset by a smaller gain on sale of loans.

Commercial Banking

The Commercial Banking segment reported pretax income of $60.4 million for the three months ended March 31, 2012, compared to $52.2 million for the same period in 2011. The increase in pretax income for this segment during the first quarter of 2012 is driven by a decrease in the loan loss provision.

Net interest income for this segment increased $6.7 million to $109.3 million during the first quarter of 2012, compared to $102.6 million for the same period in 2011. The increase in net interest income for this segment is due to lower cost of funds and the low interest rate environment.

Noninterest income for this segment increased $5.6 million to $7.2 million during the first quarter of 2011, compared to income of $1.6 million for the same period in 2011. The increase in noninterest income for this segment is primarily due to a smaller decrease in the FDIC indemnification asset.

Noninterest expense for this segment increased $11.9 million to $42.1 million during the first quarter of 2012, compared to $30.2 million for the same period in 2011. The increase in noninterest expense is primarily due to increases in compensation and employee benefits, legal and loan related expenses.

Other

The Other segment reported pretax income of $25.6 million for the three months ended March 31, 2012, compared to $4.8 million recorded in the same period of 2011. The increase in pretax income for this segment during the first quarter of 2012 is driven by increase in net interest income.

Net interest income for this segment increased $17.0 million to $26.2 million during the first quarter of 2012, compared to $9.2 million for the same period in 2011. The increase in net interest income is primarily due to an increase in investment income and a reduction in the  cost of funds.

Noninterest expense for this segment decreased $4.1 million to $17.6 million for the three months ended March 31, 2012, compared to $21.7 million during the same period in 2011. The decrease is primarily due to reductions in compensation and employee benefits.

Balance Sheet Analysis

Total assets decreased $218.9 million, or 1.0%, to $21.75 billion as of March 31, 2012, compared to $21.97 billion as of December 31, 2011. The decrease is primarily attributed to a decrease in investment securities of $365.9 million, largely resulting from a sale of $259.4 million of investment securities in the first quarter of 2012 and a decrease in net covered loans of $239.4 million. This decrease is partially offset by growth in the net non-covered loans held for investment of $203.0 million and an increase in cash and cash equivalents of $204.7 million.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total resale agreements decreased $136.4 million, or 17.3%, to $650.0 million as of March 31, 2012, compared with $786.4 million as of December 31, 2011.

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

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of March 31, 2012 and December 31, 2011.

Total investment securities available-for-sale decreased 12% to $2.71 billion as of March 31, 2012, compared with $3.07 billion at December 31, 2011. As of March 31, 2012, the investment portfolio had a net unrealized loss of $31.0 million as compared to a net unrealized loss of $60.4 million as of December 31, 2011. Within the portfolio, all categories by security type were in a net unrealized gain position except for corporate debt. Total repayments/maturities and proceeds from sales of investment securities amounted to $138.7 million and $260.3 million, respectively, during the three months ended March 31, 2012. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $8.0 million. We recorded net gains on sales of investment securities totaling $483 thousand and $2.5 million during the first quarter of 2012 and 2011, respectively. At March 31, 2012, investment securities available-for-sale with a par value of $1.84 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, the FRB discount window, and for other purposes required or permitted by law.

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

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at March 31, 2012.

			After One		After Five
	Within		But Within		But Within		After		Indeterminate
	One Year		Five Years		Ten Years		Ten Years		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of March 31, 2012
Available-for-sale
U.S. Treasury securities	$—	—%	$20,618	2.11%	$—	—%	$—	—%	$—	—%	$20,618	2.11%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	507,008	1.81%	7,314	2.09%	—	—%	—	—%	—	—%	514,322	1.81%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	3	—%	730	3.23%	34,007	3.95%	14,643	3.81%	—	—%	49,383	3.90%
Residential mortgage-backed securities	3,586	—%	1,176	4.20%	14,195	1.47%	905,674	2.91%	—	—%	924,631	2.87%
Municipal securities	15,120	5.62%	14,864	2.39%	36,809	3.30%	15,979	5.09%	—	—%	82,772	3.87%
Corporate debt securities:
Investment grade	74,535	3.52%	203,908	3.00%	744,507	3.64%	67,659	5.53%	—	—%	1,090,609	3.63%
Non-investment grade	10,618	2.70%	—	—%	—	—%	3,304	5.36%	—	—%	13,922	3.60%
Other securities	10,463	0.54%	—	—%	—	—%	—	—%	—	—%	10,463	0.54%

Total investment securities available-for-sale	$621,333		$248,610		$829,518		$1,007,259		$—		$2,706,720

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

	(In thousands)

Real estate loans:
Residential single-family	$418,968	9.5%	$442,732	9.4%
Residential multifamily	882,656	20.0%	918,941	19.5%
Commercial and industrial real estate	1,692,719	38.5%	1,773,760	37.6%
Construction and land	576,689	13.1%	653,045	13.8%

Total real estate loans	3,571,032	81.1%	3,788,478	80.3%

Other loans:
Commercial business	735,479	16.7%	831,762	17.6%
Other consumer	96,597	2.2%	97,844	2.1%
Total other loans	832,076	18.9%	929,606	19.7%
Total principal balance	4,403,108	100.0%	4,718,084	100.0%

Covered discount	(711,142)		(788,295)
Allowance on covered loans	(8,268)		(6,647)
Total covered loans, net	$3,683,698		$3,923,142

FDIC Indemnification Asset

For the three months ended March 31, 2012 and 2011, the Company recorded $10.1 million and $18.3 million, respectively, of amortization in line with the improved accretable yield as discussed in Note 7 presented elsewhere in this report. Additionally, the Company recorded a $41.0 million and $56.6 million reduction for the three months ended March 31, 2012 and 2011, respectively, to the FDIC indemnification asset and recorded the adjustment to noninterest income (loss).

FDIC Receivable

As of March 31, 2012, the FDIC loss-sharing receivable was $85.7 million as compared to $76.6 million as of December 31, 2011. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include charge-offs, loan-related expenses, and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan-related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 7 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable, including loans held for sale, increased $205.3 million, or 2%, to $10.55 billion at March 31, 2012, relative to December 31, 2011. During the first quarter of 2012, proceeds from sales of loans held for sale were $52.6 million resulting in net gains on sale of $4.6 million.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential:
Single-family	$1,953,123	18.6%	$1,796,635	17.5%
Multifamily	916,753	8.7%	933,168	9.1%

Total residential	2,869,876	27.3%	2,729,803	26.6%

Commercial Real Estate (“CRE”):
Income producing	3,454,641	32.9%	3,487,866	33.8%
Construction	152,579	1.5%	171,410	1.7%
Land	169,654	1.6%	173,089	1.7%

Total CRE	3,776,874	36.0%	3,832,365	37.2%

Commercial and Industrial (“C&I”):
Commercial business	2,785,971	26.5%	2,655,917	25.8%
Trade finance	452,634	4.3%	486,555	4.7%

Total C&I	3,238,605	30.8%	3,142,472	30.5%

Consumer:
Student loans	341,966	3.3%	306,325	3.0%
Other consumer	270,792	2.6%	277,461	2.7%

Total consumer	612,758	5.9%	583,786	5.7%

Total gross loans	10,498,113	100.0%	10,288,426	100.0%

Unearned fees, premiums, and discounts, net	(19,034)		(16,762)
Allowance for loan losses	(214,253)		(209,876)
Loans held for sale	280,830		278,603

Loans receivable, net	$10,545,656		$10,340,391

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

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $167.1 million, or 0.77% of total assets, at March 31, 2012 and $175.0 million, or 0.80% of total assets, at December 31, 2011. Nonaccrual loans amounted to $120.8 million at March 31, 2012, compared with $145.6 million at December 31, 2011. During the first quarter of 2012, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold $7.1 million in non-covered OREO properties during the first quarter of 2012 for a net loss of $114 thousand. Also during the first quarter of 2012 we sold notes with a carrying value of $5.8 million for cash proceeds of $5.3 million, the remaining difference between the carrying value and the sale amount was charged against the allowance for loan losses.

Net charge-offs for non-covered nonperforming loans were $10.3 million for the three months ended March 31, 2012. For non-covered OREO properties, write-downs of $855 thousand were recorded for the three months ended March 31, 2012.

Loans totaling $29.5 million were placed on nonaccrual status during the first quarter of 2012.  Loans totaling $18.5 million which were not 90 days past due as of March 31, 2012, were included in nonaccrual loans as of March 31, 2012. Additions to nonaccrual loans during the first quarter of 2012 were offset by $16.8 million in gross charge-offs, $8.6 million in payoffs and principal paydowns, $24.4 million in loans that were transferred to other real estate owned, and $4.5 million in loans brought current. Additions to nonaccrual loans during the first quarter of 2012 were comprised of $13.5 million in residential loans, $10.8 million in commercial real estate loans, $4.2 million in commercial and industrial loans, and $1.0 million in consumer loans.

The Company had $28.3 million and $99.6 million in total performing troubled debt restructured loans as of March 31, 2012 and December 31, 2011, respectively. Nonperforming TDR loans were $27.8 million and $38.9 million at March 31, 2012 and December 31, 2011, respectively, and are included in nonaccrual loans. Included in the total TDR loans were $5.8 million and $22.8 million of performing A/B notes as of March 31, 2012 and December 31, 2011, respectively.  In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off.  The A/B note is comprised of A note balances only.  A notes are not disclosed as TDRs in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement.  As of March 31, 2012, TDR loans were comprised of $836 thousand in single-family loans, $12.4 million in multifamily loans, $26.1 million in commercial real estate loans, $3.8 million in CRE construction loans, $8.8 million in CRE land loans and $4.2 million in commercial business loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. At March 31, 2012, total non-covered OREO was $46.3 million, compared to $29.3 million at December 31, 2011. During the first three months of 2012, the Company had an addition of $25.0 million to OREO due to foreclosures. Additionally, the Company recorded $855 thousand in write-downs. During this period, the Company also had a total of $7.0 million in total proceeds for OREO properties sold resulting in a total net loss on sale of $114 thousand and charges against the allowance for loans losses totaling $28 thousand. As previously mentioned, losses on sales of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses. During the first three months of 2011, the Company sold a total of $12.6 million in OREO properties for a total net loss on sale of $510 thousand and charges against the allowance for loan losses totaling $5 thousand.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

	March 31,	December 31,
	2012	2011

	(Dollars in thousands)

Nonaccrual loans	$120,798	$145,632
Loans 90 or more days past due but not on nonaccrual	—	—
Total nonperforming loans	120,798	145,632
Non-covered other real estate owned, net	46,343	29,350
Total nonperforming assets	$167,141	$174,982

Performing restructured loans	$28,297	$99,603

Total nonperforming assets to total assets	0.77%	0.80%

Allowance for non-covered loan losses to nonperforming loans	177.36%	144.11%

Nonperforming loans to total gross non-covered loans	1.12%	1.38%

We evaluate loan impairment according to the provisions of ASC 310-10-35, Receivables—Overall – Subsequent Measurement. Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming, the deficiency is charged-off against the allowance for loan losses.  Also, in accordance with ASC 310-10-35, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

At March 31, 2012, the Company’s total recorded investment in impaired loans was $134.9 million, compared with $219.6 million at December 31, 2011. All nonaccrual and doubtful loans held for investment are included in impaired loans. Impaired loans at March 31, 2012 are comprised of single-family loans totaling $4.6 million, multifamily loans totaling $24.1 million, income producing commercial real estate loans totaling $42.5 million, CRE construction loans totaling $28.1 million, CRE land loans totaling $17.1 million, commercial business loans totaling $15.3 million, and other consumer loans totaling $3.2 million. As of March 31, 2012, the allowance for loan losses included $6.0 million for impaired loans with a total recorded balance of $18.7 million. As of December 31, 2011, the allowance for loan losses included $13.0 million for impaired loans with a total recorded balance of $30.4 million.

The following table sets forth information regarding impaired loans as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Residential:
Single-family	$4,571	3.4%	$9,113	4.1%
Multifamily	24,041	17.8%	31,792	14.5%

Total residential impaired loans	$28,612	21.2%	$40,905	18.6%

Commercial Real Estate (“CRE”):
Income producing	$42,549	31.6%	$63,642	29.0%
Construction	28,053	20.8%	46,480	21.2%
Land	17,140	12.7%	34,498	15.7%

Total CRE impaired loans	$87,742	65.1%	$144,620	65.9%

Commercial and Industrial (“C&I”):
Commercial business	$13,284	9.8%	$27,422	12.5%
Trade finance	2,042	1.5%	4,127	1.9%

Total C&I impaired loans	$15,326	11.3%	$31,549	14.4%

Consumer:
Student loans	$782	0.6%	$257	0.1%
Other consumer	2,392	1.8%	2,249	1.0%

Total consumer impaired loans	$3,174	2.4%	$2,506	1.1%

Total gross impaired loans	$134,854	100.0%	$219,580	100.0%

The average recorded investment in impaired loans at March 31, 2012 and December 31, 2011 totaled $138.9 million and $252.4 million, respectively. During the three months ended March 31, 2012 and 2011, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $1.7 million and $2.8 million, respectively.  Of these amounts, actual interest recognized on impaired loans, on a cash basis, was $701 thousand and $807 thousand for the three months ended March 31, 2012 and 2011, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is appropriate at March 31, 2012, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. At March 31, 2012, the allowance for loan losses amounted to $222.5 million which includes $8.3 million allocated to covered loans. At December 31, 2011, the allowance for loan losses amounted to $216.5 million which includes $6.6 million allocated to covered loans. At March 31, 2012, the allowance for loan losses on non-covered loans amounted $214.3 million, or 2.16% of total non-covered loans receivable, compared with $209.9 million or 2.15% of total non-covered loans receivable at December 31, 2011 and $220.4 million or 2.62% of total non-covered loans receivable at March 31, 2011. The $6.0 million increase in the allowance for loan losses at March 31, 2012, from year-end 2011, primarily reflects $18.1 million in additional loss provisions, less $10.3 million in net charge-offs recorded during the first three months of 2012. Credit quality continues to improve as non-accrual loans and net charge-offs have both decreased as compared to the fourth quarter of 2011 and the first quarter 2011.

However, the allowance for loan losses continues to increase in relation to the new loan growth in the portfolio. As of March 31, 2012, the residential, the commercial and industrial and the consumer portfolio segments all increased as compared to December 31, 2012.

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $12.8 million at March 31, 2012, compared to $11.0 million at December 31, 2011. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

We recorded $18.1 million in loan loss provisions during the first quarter of 2012 as compared to $26.5 million in loan loss provisions during the first quarter of 2011.  During the first quarter of 2012, we recorded $10.3 million in net charge-offs representing 0.39% of average loans outstanding during the quarter, on an annualized basis. In comparison, we recorded net charge-offs totaling $34.2 million, or 1.50% of average non-covered loans outstanding, on an annualized basis, for the same period in 2011.

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011

	(Dollars in thousands)

Allowance balance, beginning of period	$216,523	$234,633
Allowance for unfunded loan commitments and letters of credit	(1,778)	(758)
Provision for loan losses	18,100	26,506
Gross charge-offs:
Residential	3,031	3,337
Commercial real estate	10,707	22,400
Commercial and industrial	2,887	10,718
Consumer	163	1,080

Total gross charge-offs	16,788	37,535

Gross recoveries:
Residential	941	231
Commercial real estate	2,775	973
Commercial and industrial	2,665	2,058
Consumer	83	53

Total gross recoveries	6,464	3,315

Net charge-offs	10,324	34,220

Allowance balance, end of period(1)	$222,521	$226,161

Average loans outstanding	$10,680,212	$9,123,181

Total gross loans outstanding, end of period	$10,498,113	$8,819,034

Annualized net charge-offs to average loans	0.39%	1.50%
Allowance for non-covered loan losses to total gross non-covered loans held for investment at end of period	2.04%	2.50%

(1)        Includes allowance for loan losses allocated to covered loans subject to general reserves.  Allowance for covered loans totaled $8.3 million and $5.8 million as of March 31, 2012 and March 31, 2011, respectively.

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

The following table reflects the Company’s allocation of the allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%

	(Dollars in thousands)

Residential	$51,193	27.3%	$52,180	26.6%
Commercial Real Estate	70,990	36.0%	66,457	37.2%
Commercial and Industrial	88,113	30.8%	87,020	30.5%
Consumer	3,957	5.9%	4,219	5.7%
Covered loans subject to allowance for loan losses	8,268	0.0%	6,647	0.0%

Total	$222,521	100.0%	$216,523	100.0%

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits decreased $114.4 million to $17.34 billion as of March 31, 2012 from $17.45 billion as of December 31, 2011. The decrease in total deposits was due to decrease of $370.7 million, or 5.2%, in time deposits, $10.2 million, or 0.2%, in money market accounts and $3.4 million, or 0.4% in interest-bearing checking deposits, which were offset by an increase in noninterest-bearing demand deposits of $197.3 million, or 5.6%, and saving accounts of $72.6 million, or 6.2%.

As of March 31, 2012, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $431.2 million, compared with $580.9 million as of December 31, 2011. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31,	December 31,	Increase (Decrease)
	2012	2011	Amount	Percentage

	(Dollars in thousands)

Core deposits:
Noninterest-bearing demand	$3,690,131	$3,492,795	$197,336	5.6%
Interest-bearing checking	967,772	971,179	(3,407)	-0.4%
Money market	4,668,156	4,678,409	(10,253)	-0.2%
Savings	1,237,190	1,164,618	72,572	6.2%

Total core deposits	10,563,249	10,307,001	256,248	2.5%

Time deposits	6,775,320	7,146,001	(370,681)	-5.2%

Total deposits	$17,338,569	$17,453,002	$(114,433)	-0.7%

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. FHLB advances decreased $60.5 million, or 13.3%, to $394.7 million as of March 31, 2012, compared to $455.3 million as of December 31, 2011. The decrease in FHLB advances is consistent with our overall strategy to improve our cost of funds. During the first three months of 2012, long-term FHLB advances totaling $20.0 million were prepaid, with additional prepayment penalties of $1.3 million. Also in the first quarter of 2012, the Company modified $300.0 million of fixed rate FHLB advances into adjustable rate, reducing the effective interest rate on these borrowings from 2.27% to 1.36%. The remainder of the decrease in FHLB advances is due to a $37.7 million modification cost incurred by the Company during the first quarter of 2012, that has been deferred and treated as a discount on the corresponding debt.

In addition to FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $1.00 billion and $1.02 billion as of March 31, 2012 and December 31, 2011, respectively. Included in these balances were $25.2 million in short-term repurchase agreements as of December 31, 2011. No short-term repurchase agreements were outstanding as of March 31, 2012. During the first quarter of 2012, the Company modified $200.0 million of long-term repurchase agreements, reducing the rate of these agreements by 86 basis points. Repurchase agreements are long-term with interest rates that are largely fixed ranging from 4.15% to 5.01%, as of March 31, 2012. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt remained at $212.2 million as of March 31, 2012 and December 31, 2011. Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and junior subordinated debt, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital beginning in 2013 with phase-out complete by 2016.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of March 31, 2012, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the condensed consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
	1 year	1-3 years	3-5 years	5 years	Maturity	Total

	(In thousands)

Contractual Obligations
Deposits	$5,842,398	$593,040	$280,194	$228,332	$10,659,036	$17,603,000
FHLB advances	6,050	12,101	116,215	307,291	—	441,657
Securities sold under repurchase agreements	45,855	91,710	811,168	292,226	—	1,240,959
Affordable housing/CRA investment commitments	—	—	—	—	87,379	87,379
Long-term debt obligations	4,144	8,287	81,394	191,670	—	285,495
Operating lease obligations (1)	21,521	36,208	21,696	22,990	—	102,415
Unrecognized tax benefits	2,878	2,019	794	—	—	5,691
Postretirement benefit obligations	269	856	982	17,488	—	19,595

Total contractual obligations	$5,923,115	$744,221	$1,312,443	$1,059,997	$10,746,415	$19,786,191

(1)        Represents the Company’s lease obligation for all non-owned premises.

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to our customers as of March 31, 2012 is as follows:

Commitments
Outstanding

(In thousands)

Undisbursed loan commitments	$2,340,870
Standby letters of credit	1,798,851
Commercial letters of credit	80,060

Capital Resources

At March 31, 2012, stockholders’ equity totaled $2.28 billion, a 1.2% decrease from the year-end 2011 balance of $2.31 billion. The decrease is comprised of the following: (1) repurchase of treasury stock pursuant to the stock repurchase program totaling $101.0 million, representing 4,554,827 treasury stocks;  (2) accrual and payment of cash dividends on common and preferred stock totaling $16.5 million during the first three months of 2012; (3) reclassification adjustment for net loss on securities included in net income of $3.4 million; (4) noncredit-related impairment loss on investment securities amounting to $2.9 million, net of tax; and (5) purchase of treasury shares related to vested restricted stock amounting to $1.3 million, representing 60,073 shares. These transactions were offset by: (1) net income of $68.1 million recorded during the first three months of 2012; (2) additional unrealized gain on investments securities available-for-sale, net of tax, of $23.4 million; (3) stock compensation amounting to $3.6 million related to grants of restricted stock, restricted stock units and stock options; and (4) issuance of common stock totaling $1.5 million, representing 205,103 shares, pursuant to various stock plans and agreements.

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

Warrants

During 2008, in conjunction with the Series B preferred stock offering, the Company issued to the U.S. Treasury warrants with an initial price of $15.15 per share of common stock for which the warrants may be exercised, with an allocated fair value of $25.2 million. The warrants could be exercised at any time on or before December 5, 2018. On January 26, 2011, the Company repurchased the 1,517,555 warrants outstanding for $14.5 million. There are no warrants outstanding as of March 31, 2012 and December 31, 2011 respectively.

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

At March 31, 2012, the Bank’s Tier I and total capital ratios were 14.0% and 15.6%, respectively, compared to 14.7% and 16.3%, respectively, at December 31, 2011.

The following table compares East West Bancorp, Inc.’s and East West Bank’s capital ratios at March 31, 2012, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements

Total Capital (to Risk-Weighted Assets)	16.7%	15.6%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	15.1%	14.0%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.5%	8.9%	4.0%	5.0%

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

During the first three months of 2012, we experienced net cash inflows from operating activities of $60.0 million, compared to net cash inflows of $158.3 million for the first three months of 2011.

Net cash inflows from investing activities totaled $424.3 million for the first three months of 2012 compared with net cash outflows of $354.1 million for the first three months of 2011. Net cash inflows from investing activities for the first three months of 2012 were due primarily from sales of investment securities, repayments, maturities and redemptions of investment securities available-for-sale and paydowns, maturities of securities purchased under resale agreements. Net cash outflows from investing activities for the first three months of 2011 were due primarily from purchases of investment securities, securities purchased under resale agreements and purchases of loans receivable.  These factors were partially offset by the repayments, maturities and redemptions of investment securities, proceeds from sales of investment securities and proceeds from sales of loans held for sale originated for investment.

We experienced net cash outflows from financing activities of $279.2 million during the first three months of 2012, primarily due to the decrease in deposits and repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan. We experienced net cash inflows from financing activities of $355.9 million for the first three months of 2011 primarily due to the increase in deposits.

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

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the three months ended March 31, 2012, total dividends paid by the Bank to the Company amounted to $250.0 million. For the three months ended March 31, 2011, total dividends paid by the Bank to the Company amounted to $50.0 million.

In April, 2012, the Company declared the payment of second quarter 2012 dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend was payable on or about May 1, 2012 to shareholders of record as of April 15, 2012. Additionally, the Company declared a dividend of $0.10 per share on the Company’s common stock payable on or about May 24, 2012 to shareholders of record as of May 10, 2012.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2012 and December 31, 2011, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	March 31,	December 31,	March 31,	December 31,
(Basis Points)	2012	2011	2012	2011
+200	6.0%	6.2%	2.5%	2.4%
+100	2.8%	3.0%	0.4%	0.5%
-100	(0.7)%	(0.9)%	(5.7)%	(5.9)%
-200	(0.8)%	(1.2)%	(15.8)%	(14.2)%

(1)        The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)        The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities, and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2012 and December 31, 2011. In a declining rate environment, the interest rate floors on these loans contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates. At March 31, 2012 and December 31, 2011, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of March 31, 2012. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

								Fair Value at
	Expected Maturity or Reprising Date by Year							March 31,
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	2012

	(Dollars in thousands)
Assets:
CD investments	$523,752	$—	$250	$—	$—	$—	$524,002	$524,408
Average yield (fixed rate)	4.14%	—	4.00%	—	—	—	4.14%
Short-term investments(1)	$1,017,195	$—	$—	$—	$—	$—	$1,017,195	$1,017,195
Weighted average rate	0.35%	—	—	—	—	—	0.35%
Securities purchased under resale agreements	$500,000	$—	$—	$—	$—	$200,000	$700,000	$696,041
Weighted average rate	2.29%	—	—	—	—	4.00%	2.78%
Investment securities	$1,556,525	$226,806	$138,587	$115,337	$101,969	$567,496	$2,706,720	$2,706,720
Weighted average rate	2.93%	3.90%	3.78%	4.40%	3.86%	5.00%	3.58%
Total covered gross loans	$3,554,056	$395,858	$186,106	$102,902	$62,222	$123,430	$4,424,574	$4,254,766
Weighted average rate	4.82%	6.08%	6.22%	6.04%	5.95%	6.31%	5.08%
Total non-covered gross loans	$8,167,816	$720,845	$546,782	$369,373	$350,015	$607,663	$10,762,494	$10,294,644
Weighted average rate	4.68%	5.46%	5.57%	5.55%	5.60%	5.99%	4.91%

Liabilities:
Checking accounts	$967,772	$—	$—	$—	$—	$—	$967,772	$849,742
Weighted average rate	0.29%	—	—	—	—	—	0.29%
Money market accounts	$4,668,156	$—	$—	$—	$—	$—	$4,668,156	$4,529,243
Weighted average rate	0.36%	—	—	—	—	—	0.36%
Savings deposits	$1,237,190	$—	$—	$—	$—	$—	$1,237,190	$984,714
Weighted average rate	0.20%	—	—	—	—	—	0.20%
Time deposits	$5,786,224	$473,913	$103,372	$119,361	$142,804	$149,646	$6,775,320	$6,821,016
Weighted average rate	0.85%	0.99%	1.76%	1.48%	1.40%	3.33%	0.95%
FHLB advances	$300,000	$—	$—	$—	$105,000	$—	$405,000	$420,758
Weighted average rate	0.62%	—	—	—	3.99%	—	1.49%
Securities sold under repurchase agreements (fixed rate)	$—	$—	$—	$245,000	$500,000	$200,000	$945,000	$1,114,407
Weighted average rate	—	—	—	4.50%	4.84%	4.27%	4.63%
Securities sold under repurchase agreements (variable rate)	$50,000	$—	$—	$—	$—	$—	$50,000	$58,316
Weighted average rate	4.15%	—	—	—	—	—	4.15%
Subordinated notes (variable rate)	$75,000	$—	$—	$—	$—	$—	$75,000	$69,046
Weighted average rate	1.66%	—	—	—	—	—	1.66%
Junior subordinated debt (variable rate)	$137,178	$—	$—	$—	$—	$—	$137,178	$70,315
Weighted average rate	2.24%	—	—	—	—	—	2.24%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2012.

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

ITEM 1A. RISK FACTORS

The Company’s 2011 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item 1A. Risk Factors.” There are no material changes to our risk factors as presented in the Company’s Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2012. The following summarizes share repurchase activities during the first quarter of 2012:

Approximate
			Total Number	Dollar Value
			of Shares	in Millions of
	Total		Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)

Period ended March 31, 2012	4,554,827	$22.14	4,554,827	$99.0

(1)        Excludes 60,073 in repurchased shares totaling $1.3 million due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

(2)        During the first quarter of 2012, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to $200.0 million of its common stock. This repurchase program has no expiration date and, to date, 4,554,827 shares totaling $101.0 million have been purchased under this program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(i)	Exhibit 10.1	Form of Amendment to Employment Agreement- Mr. Ng+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

(ii)	Exhibit 10.3	Form of Agreement Regarding Grants of Incentive Shares and Clawbacks - Mr. Ng+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

(iii)	Exhibit 10.3.1	Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Ms. Gouw+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

(iv)	Exhibit 10.3.2	Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Mr. Krause+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

(v)	Exhibit 10.3.3	Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Ms. Oh+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

(vi)	Exhibit 10.3.4

Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Mr. Schuler+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

(vii)	Exhibit 10.5	Form of Amendment to Employment Agreement- Mr. Krause+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

(viii)	Exhibit 10.9.1	Form of Amendment to Employment Agreement- Mr. Schuler+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

(ix)	Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(x)	Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(xi)	Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(xii)	Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(xiv)	101.SCH	XBRL Taxonomy Extension Schema

(xv)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

(xvi)	101.LAB	XBRL Taxonomy Extension Label Linkbase

(xvii)	101.PRE	XBRL Extension Presentation Linkbase

(xviii)	101.DEF	XBRL Extension Definition Linkbase

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 9, 2012

EAST WEST BANCORP, INC.

By: /s/ IRENE H. OH Irene H. Oh Executive Vice President and Chief Financial Officer