Form 10-Q
period 2012-06-30
EAST WEST BANCORP INC
filed 2012-08-08
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☑                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 141,939,270 shares of common stock as of July 31, 2012.

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

PART I – FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$2,429,614	$1,431,185
Short-term investments	254,714	61,834
Federal funds sold	30,000	—
Securities purchased under resale agreements	675,000	786,434
Investment securities available-for-sale, at fair value (with amortized cost of $1,902,789 at June 30, 2012 and $3,132,968 at December 31, 2011)	1,873,739	3,072,578
Loans held for sale	137,812	278,603
Loans receivable, excluding covered loans (net of allowance for loan losses of $219,454 at June 30, 2012 and $209,876 at December 31, 2011)	10,555,654	10,061,788
Covered loans (net of allowance for loan losses of $7,173 at June 30, 2012 and $6,647 at December 31, 2011)	3,416,613	3,923,142
Total loans receivable, net	13,972,267	13,984,930
FDIC indemnification asset	409,287	511,135
Other real estate owned, net	43,222	29,350
Other real estate owned covered, net	35,577	63,624
Total other real estate owned	78,799	92,974
Investment in affordable housing partnerships	181,858	144,445
Premises and equipment, net	115,560	118,926
Accrued interest receivable	85,389	89,686
Due from customers on acceptances	31,939	198,774
Premiums on deposits acquired, net	61,480	67,190
Goodwill	337,438	337,438
Other assets	850,838	792,535
TOTAL	$21,525,734	$21,968,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$3,828,116	$3,492,795
Interest-bearing	13,513,756	13,960,207
Total deposits	17,341,872	17,453,002
Federal Home Loan Bank advances	362,885	455,251
Securities sold under repurchase agreements	995,000	1,020,208
Bank acceptances outstanding	31,939	198,774
Long-term debt	212,178	212,178
Accrued expenses and other liabilities	286,920	317,511
Total liabilities	19,230,794	19,656,924

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,710 shares outstanding in 2012 and 2011.	83,027	83,027
Common stock, $0.001 par value, 200,000,000 shares authorized; 157,072,441 and 156,798,011 shares issued in 2012 and 2011, respectively; 142,645,812 and 149,327,907 shares outstanding in 2012 and 2011, respectively.	157	157
Additional paid in capital	1,456,361	1,443,883
Retained earnings	1,040,535	934,617
Treasury stock, at cost – 14,426,629 shares in 2012 and 7,470,104 shares in 2011	(269,217)	(116,001)
Accumulated other comprehensive loss, net of tax	(15,923)	(33,940)
Total stockholders’ equity	2,294,940	2,311,743
TOTAL	$21,525,734	$21,968,667

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$238,036	$240,773	$459,075	$468,299
Investment securities	16,913	23,253	38,145	42,110
Securities purchased under resale agreements	4,758	5,109	9,072	9,379
Investment in Federal Home Loan Bank stock	167	124	387	357
Investment in Federal Reserve Bank stock	714	709	1,427	1,418
Due from banks and short-term investments	5,774	4,500	12,306	7,240
Total interest and dividend income	266,362	274,468	520,412	528,803
INTEREST EXPENSE
Customer deposit accounts	19,177	29,130	39,341	55,112
Federal funds purchased	—	—	2	—
Federal Home Loan Bank advances	1,353	3,955	3,495	9,733
Securities sold under repurchase agreements	11,591	12,116	23,313	24,133
Long-term debt	1,084	1,788	2,186	3,359
Other borrowings	—	143	—	296
Total interest expense	33,205	47,132	68,337	92,633
Net interest income before provision for loan losses	233,157	227,336	452,075	436,170
Provision for loan losses	15,500	26,500	33,600	53,006
Net interest income after provision for loan losses	217,657	200,836	418,475	383,164
NONINTEREST (LOSS) INCOME
Impairment loss on investment securities	—	—	(5,165)	(5,555)
Less: Noncredit-related impairment loss recorded in other comprehensive income	—	—	5,066	5,091
Net impairment loss on investment securities recognized in earnings	—	—	(99)	(464)
Decrease in FDIC indemnification asset and receivable	(40,345)	(18,806)	(45,763)	(36,249)
Branch fees	8,641	9,078	16,935	16,832
Net gain on sales of investment securities	71	1,117	554	3,632
Net gain on sale of fixed assets	37	2,169	73	2,206
Letters of credit fees and commissions	4,538	3,390	8,813	6,434
Foreign exchange income	563	2,826	2,359	4,752
Ancillary loan fees	2,188	2,055	4,196	4,046
Income from life insurance policies	959	1,122	1,949	2,106
Net gain on sales of loans	6,375	5,891	11,554	13,301
Other operating income	5,318	3,649	9,514	6,936
Total noninterest (loss) income	(11,655)	12,491	10,085	23,532
NONINTEREST EXPENSE
Compensation and employee benefits	42,863	40,870	89,272	79,140
Occupancy and equipment expense	13,057	12,175	26,575	24,773
Amortization of investments in affordable housing partnerships and other investments	4,425	4,598	8,891	9,123
Amortization of premiums on deposits acquired	2,838	3,151	5,711	6,336
Deposit insurance premiums and regulatory assessments	3,323	6,833	7,315	14,024
Loan-related expenses	4,175	4,284	8,656	7,383
Other real estate owned expense	4,486	14,585	15,351	25,249
Legal expense	4,150	6,791	11,323	10,892
Prepayment penalty for FHLB advances	2,336	4,433	3,657	8,455
Data processing	2,197	2,100	4,661	4,703
Deposit-related expenses	1,657	1,373	3,084	2,532
Consulting expense	1,568	2,378	3,035	4,004
Other operating expenses	14,533	14,026	28,840	27,772
Total noninterest expense	101,608	117,597	216,371	224,386
INCOME BEFORE PROVISION FOR INCOME TAXES	104,394	95,730	212,189	182,310
PROVISION FOR INCOME TAXES	33,837	35,205	73,549	65,714
NET INCOME	70,557	60,525	138,640	116,596
PREFERRED STOCK DIVIDENDS	1,714	1,714	3,428	3,429
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$68,843	$58,811	$135,212	$113,167
EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.48	$0.40	$0.93	$0.77
DILUTED	$0.47	$0.39	$0.92	$0.76
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	142,107	147,011	143,727	146,937
DILUTED	147,786	153,347	149,414	153,349
DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.05	$0.20	$0.06

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011
Net income	$70,557	$60,525	$138,640	$116,596
Other comprehensive income, net of tax:
Unrealized gain on investment securities available-for-sale:
Unrealized holding gains arising during period	1,002	15,166	21,272	22,569
Reclassification adjustment for net gains included in net income	(41)	(648)	(321)	(2,107)
Noncredit-related impairment loss on securities	—	—	(2,938)	(2,953)
Foreign currency translation adjustments	(6)	67	4	(665)
Other comprehensive income	955	14,585	18,017	16,844
COMPREHENSIVE INCOME	$71,512	$75,110	$156,657	$133,440

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

		Additional		Additional			Accumulated
		Paid In		Paid In			Other
		Capital		Capital			Comprehensive	Total
	Preferred	Preferred	Common	Common	Retained	Treasury	Income (Loss),	Stockholders’
	Stock	Stock	Stock	Stock	Earnings	Stock	Net of Tax	Equity

BALANCE, JANAURY 1, 2011	$—	$83,058	$156	$1,434,277	$720,116	$(111,262)	$(12,414)	$2,113,931
Net income					116,596			116,596
Other comprehensive income							16,844	16,844
Stock compensation costs				5,570				5,570
Tax benefit from stock compensation plans, net				474				474
Issuance of 353,098 shares of common stock pursuant to various stock compensation plans and agreements				3,341				3,341
Conversion of 31 shares of Series A preferred stock into 2,014 shares of common stock		(31)		31				—
Cancellation of 122,170 shares of common stock due to forfeitures of issued restricted stock				2,112		(2,112)		—
Purchase of 24,834 shares of treasury stock due to the vesting of restricted stock						(572)		(572)
Preferred stock dividends					(3,429)			(3,429)
Common stock dividends					(8,923)			(8,923)
Repurchase of 1,517,555 common stock warrants				(14,500)				(14,500)
BALANCE, JUNE 30, 2011	$—	$83,027	$156	$1,431,305	$824,360	$(113,946)	$4,430	$2,229,332
BALANCE, JANAURY 1, 2012	$—	$83,027	$157	$1,443,883	$934,617	$(116,001)	$(33,940)	$2,311,743
Net income					138,640			138,640
Other comprehensive income							18,017	18,017
Stock compensation costs				7,773				7,773
Tax benefit from stock compensation plans, net				157				157
Issuance of 274,430 shares of common stock pursuant to various stock compensation plans and agreements				2,678				2,678
Cancellation of 108,662 shares of common stock due to forfeitures of issued restricted stock				1,870		(1,870)		—
Purchase of 63,636 shares of treasury stock due to the vesting of restricted stock						(1,396)		(1,396)
Preferred stock dividends					(3,428)			(3,428)
Common stock dividends					(29,294)			(29,294)
Purchase of 6,784,227 shares of treasury stock pursuant to the Stock Repurchase Program						(149,950)		(149,950)
BALANCE, JUNE 30, 2012	$—	$83,027	$157	$1,456,361	$1,040,535	$(269,217)	$(15,923)	$2,294,940

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$138,640	$116,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,711	30,708
(Accretion) of discount and amortization of premiums, net	(96,885)	(101,894)
Decrease in FDIC indemnification asset and receivable	45,763	36,249
Stock compensation costs	7,773	5,570
Deferred tax (benefit) expense	(19,868)	63,616
Provision for loan losses	33,600	53,006
Impairment on other real estate owned	10,541	19,655
Net gain on sales of investment securities, loans and other assets	(14,854)	(19,518)
Originations and purchases of loans held for sale	(34,716)	(6,884)
Proceeds from sales of loans held for sale	—	8,081
Prepayment penalty for Federal Home Loan Bank advances, net	3,657	8,455
Prepayment penalty on modification of Federal Home Loan Bank advances	(37,678)	—
Net proceeds from FDIC shared-loss agreements	63,077	101,102
Net change in accrued interest receivable and other assets	(67,820)	(129,150)
Net change in accrued expenses and other liabilities	(43,142)	156,015
Other net operating activities	(2,007)	(1,653)
Total adjustments	(112,848)	223,358
Net cash provided by operating activities	25,792	339,954

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans	184,443	(396,027)
Short-term investments	(192,880)	58,081
Federal funds sold	(30,000)	—
Purchases of:
Securities purchased under resale agreements	(25,000)	(418,369)
Investment securities available-for-sale	(482,500)	(1,385,644)
Loans receivable	(239,272)	(463,981)
Premises and equipment	(3,405)	(2,199)
Investments in affordable housing partnerships	(34,128)	(17,444)
Proceeds from sale of:
Investment securities available-for-sale	1,097,270	527,823
Loans receivable	58,205	125,288
Loans held for sale originated for investment	199,435	368,478
Other real estate owned	59,814	74,004
Premises and equipment	11	9,111
Repayments, maturities and redemptions of investment securities available-for-sale	606,704	561,711
Paydowns, maturities and termination of securities purchased under resale agreements	136,434	106,088
Redemption of Federal Home Loan Bank stock	12,674	12,903
Other net investing activities	(236)	—
Net cash provided by (used in) investing activities	1,347,569	(840,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	(110,498)	1,495,126
Short-term borrowings	(25,208)	(5,930)
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	2,678	3,341
Payment for:
Repayment of FHLB advances	(57,616)	(683,130)
Repayment of long-term debt	—	(10,309)
Repayment of notes payable and other borrowings	—	(6,250)
Repurchase of common stock warrants	—	(14,500)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	(149,950)	—
Cash dividends	(32,642)	(12,352)
Other net financing activities	(1,239)	(98)
Net cash (used in) provided by financing activities	(374,475)	765,898
Effect of exchange rate changes on cash and cash equivalents	(457)	(1,126)
NET INCREASE IN CASH AND CASH EQUIVALENTS	998,429	264,549
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,431,185	1,333,949
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,429,614	$1,598,498

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$73,938	$92,622
Income tax payments, net of refunds	185,729	12,587
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	21,317	479,582
Transfers to other real estate owned	54,478	104,842
Loans to facilitate sales of other real estate owned	850	7,562
Loans to facilitate sales of loans	638	17,416
Loans to facilitate sales of premises and equipment	—	11,100
Conversion of preferred stock to common stock	—	31

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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Events subsequent to the condensed consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company’s interest rate swaps on certain certificates of deposit qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging. The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating the derivative contract as a “fair value hedge” which is a hedge of a recognized asset or liability. All derivatives designated as fair value hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet. Both at inception and quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in the fair value of the hedged item. Retrospective effectiveness is also assessed as well as the continued expectation that the hedge will remain effective prospectively. Any ineffective portion of the changes of fair value hedges is recognized immediately in interest expense in the condensed consolidated statements of income.

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

Recent Accounting Standards

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance on the two conditions that must exist in evaluating whether a restructuring constitutes a troubled debt restructuring:  that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. In addition, ASU 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in ASU 2011-02 were effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Additionally, ASU 2011-02 finalizes the effective date for the disclosures required by paragraphs 310-10-50-33 through 50-34, which were deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 removes the transferor’s ability criterion from the consideration of effective control for repos and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The FASB indicates that eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repos and other similar transactions. The amendments in ASU 2011-03 were effective for the first interim or annual period beginning on or after December 15, 2011 and are to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 addresses convergence between GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. The amendments in ASU 2011-04 were effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The FASB amended ASU 2011-05 in December 2011, with the issuance of ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Both standards were effective for interim and annual periods beginning after December 15, 2011. The adoption of these standards only affected the presentation of the Company’s condensed consolidated financial statements and did not have an impact on the financial amounts presented in the statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 gives companies the option to qualitatively determine whether they can bypass the two-step goodwill impairment test under ASC 350-20, Intangibles—Goodwill and Other: Goodwill. Under ASU 2011-08, if a company chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. The Company has elected to continue to assess the two-step goodwill impairment, quantitatively. As such, this guidance did not have an impact on the Company’s condensed consolidated financial statements.

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

•                                         Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 2 financial instruments typically include U.S. Government debt and agency mortgage-backed securities, municipal securities, corporate debt securities, single issuer trust preferred securities, equity swap agreements, foreign exchange options, interest rate swaps, impaired loans and other real estate owned (“OREO”).

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

The Company records investment securities available-for-sale, equity swap agreements, derivative liabilities, foreign exchange options, interest rate swaps and short-term foreign exchange contracts at fair value on a recurring basis. Certain other assets such as mortgage servicing assets, impaired loans, other real estate owned, loans held for sale, goodwill, premiums on acquired deposits and other investments are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of June 30, 2012 and December 31, 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers in and out of Levels 1 and 3 or Levels 2 and 3 during the first six months of 2012 and 2011.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of June 30, 2012
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$72,188	$72,188	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	359,724	—	359,724	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	48,689	—	48,689	—
Residential mortgage-backed securities	876,244	—	876,244	—
Municipal securities	65,782	—	65,782	—
Corporate debt securities:
Investment grade	426,055	—	426,055	—
Non-investment grade	14,919	—	12,497	2,422
Other securities	10,138	—	10,138	—
Total investment securities available-for-sale	$1,873,739	$72,188	$1,799,129	$2,422
Equity swap agreements	$204	$—	$204	$—
Foreign exchange options	4,264	—	4,264	—
Interest rate swaps	28,582	—	28,582	—
Short-term foreign exchange contracts	877	—	877	—
Derivative liabilities	(31,740)	—	(28,926)	(2,814)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2011
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,725	$20,725	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	576,578	—	576,578	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	49,315	—	49,315	—
Residential mortgage-backed securities	993,770	—	993,770	—
Municipal securities	79,946	—	79,946	—
Corporate debt securities:
Investment grade	1,322,561	—	1,322,561	—
Non-investment grade	19,615	—	17,380	2,235
Other securities	10,068	—	10,068	—
Total investment securities available-for-sale	$3,072,578	$20,725	$3,049,618	$2,235
Equity swap agreements	$202	$—	$202	$—
Foreign exchange options	3,899	—	3,899	—
Interest rate swaps	20,474	—	20,474	—
Short-term foreign exchange contracts	1,403	—	1,403	—
Derivative liabilities	(24,164)	—	(21,530)	(2,634)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended June 30, 2012
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	June 30,	Assets	Inputs	Inputs	June 30,
	2012	(Level 1)	(Level 2)	(Level 3)	2012
	(In thousands)
Non-covered impaired loans:
Total residential	$14,824	$—	$14,824	$—	$(2,240)
Total commercial real estate	16,517	—	16,517	—	(4,315)
Total commercial and industrial	15,616	—	—	15,616	(9,705)
Total consumer	372	—	372	—	(264)
Total non-covered impaired loans	$47,329	$—	$31,713	$15,616	$(16,524)
Non-covered OREO	$4,625	$—	$4,625	$—	$(1,820)
Covered OREO (1)	$6,544	$—	$6,544	$—	$(1,241)
Loans held for sale	$—	$—	$—	$—	$—

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended June 30, 2011
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	June 30,	Assets	Inputs	Inputs	June 30,
	2011	(Level 1)	(Level 2)	(Level 3)	2011
	(In thousands)
Non-covered impaired loans:
Total residential	$3,898	$—	$3,898	$—	$(715)
Total commercial real estate	28,936	—	28,936	—	(16,933)
Total commercial and industrial	6,795	—	—	6,795	2,487
Total consumer	—	—	—	—	—
Total non-covered impaired loans	$39,629	$—	$32,834	$6,795	$(15,161)
Non-covered OREO	$7,034	$—	$7,034	$—	$(460)
Covered OREO (1)	$46,333	$—	$46,333	$—	$(9,148)
Loans held for sale	$—	$—	$—	$—	$—

(1)             Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $1.2 million in losses, or $248 thousand, and 20% of the $9.1 million in losses, or $1.8 million, for the three months ended June 30, 2012 and 2011, respectively.

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Six Months Ended June 30, 2012
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Six Months Ended
	June 30,	Assets	Inputs	Inputs	June 30,
	2012	(Level 1)	(Level 2)	(Level 3)	2012
	(In thousands)
Non-covered impaired loans:
Total residential	$18,466	$—	$18,466	$—	$(2,789)
Total commercial real estate	26,789	—	26,789	—	(4,316)
Total commercial and industrial	16,097	—	—	16,097	(10,281)
Total consumer	379	—	379	—	(321)
Total non-covered impaired loans	$61,731	$—	$45,634	$16,097	$(17,707)
Non-covered OREO	$8,674	$—	$8,674	$—	$(2,675)
Covered OREO (1)	$17,712	$—	$17,712	$—	$(7,689)
Loans held for sale	$—	$—	$—	$—	$(4,730)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Six Months Ended June 30, 2011
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Six Months Ended
	June 30,	Assets	Inputs	Inputs	June 30,
	2011	(Level 1)	(Level 2)	(Level 3)	2011
	(In thousands)
Non-covered impaired loans:
Total residential	$5,540	$—	$5,540	$—	$(1,502)
Total commercial real estate	33,480	—	33,480	—	(20,708)
Total commercial and industrial	3,968	—	—	3,968	(4,562)
Total consumer	272	—	272	—	(178)
Total non-covered impaired loans	$43,260	$—	$39,292	$3,968	$(26,950)
Non-covered OREO	$13,656	$—	$13,656	$—	$(1,512)
Covered OREO (1)	$93,097	$—	$93,097	$—	$(15,403)
Loans held for sale	$11,493	$—	$11,493	$—	$(4,722)

(1)             Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $7.7 million in losses, or $1.5 million, and 20% of the $15.4 million in losses, or $3.1 million, for the six months ended June 30, 2012 and 2011, respectively.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011:

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities	Corporate Debt Securities
	Total	Non-Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Opening balance, April 1, 2012	$2,247	$—	$2,247	$(3,122)
Total gains or (losses) for the period: (1)
Included in earnings	—	—	—	308
Included in other comprehensive loss (unrealized) (2)	105	—	105	—
Purchases, issues, sales, settlements (3)
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	70	—	70	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3 (4)	—	—	—	—
Closing balance, June 30, 2012	$2,422	$—	$2,422	$(2,814)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of June 30, 2012	$—	$—	$—	$(308)

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities	Corporate Debt Securities
	Total	Non-Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Opening balance, April 1, 2011	$2,379	$—	$2,379	$(3,270)
Total gains or (losses) for the period: (1)
Included in earnings	—	—	—	23
Included in other comprehensive loss (unrealized) (2)	11	—	11	—
Purchases, issues, sales, settlements (3)
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	63	—	63	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3(4)	—	—	—	—
Closing balance, June 30, 2011	$2,453	$—	$2,453	$(3,247)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of June 30, 2011	$—	$—	$—	$(178)

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

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities	Corporate Debt Securities
	Total	Non-Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2012	$2,235	$—	$2,235	$(2,634)
Total gains or (losses) for the period: (1)
Included in earnings	(99)	—	(99)	(180)
Included in other comprehensive loss (unrealized) (2)	330	—	330	—
Purchases, issues, sales, settlements (3)
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(44)	—	(44)	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3 (4)	—	—	—	—
Closing balance, June 30, 2012	$2,422	$—	$2,422	$(2,814)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of June 30, 2012	$99	$—	$99	$180

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities	Corporate Debt Securities
	Total	Non-Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2011	$9,027	$6,254	$2,773	$(3,449)
Total gains or (losses) for the period: (1)
Included in earnings	(6,124)	(5,660)	(464)	202
Included in other comprehensive loss (unrealized) (2)	8,846	8,763	83	—
Purchases, issues, sales, settlements (3)
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	(9,357)	(9,357)	—	—
Settlements	61	—	61	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3(4)	—	—	—	—
Closing balance, June 30, 2011	$2,453	$—	$2,453	$(3,247)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of June 30, 2011	$464	$—	$464	$(29)

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

The Company’s Level 3 available-for-sale securities include four pooled trust preferred securities. The fair values of these investment securities represent less than 1% of the total available-for-sale investment securities. The fair values of the pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority. As a result of the continued illiquidity in the pooled trust preferred securities market, it is the Company’s view that current broker prices (which are typically non-binding) on certain pooled trust preferred securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value.

For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit risk and liquidity risk premium, specific nonperformance, and default experience in the collateral underlying the securities. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for credit risk and liquidity risk. The actual level 3 unobservable assumption rates used as of June 30, 2012 include: a constant prepayment rate of 0% for year 1-5 and 1% thereafter, a constant default rate of 1.2% for year 1-5 and 0.75% thereafter, and a recovery assumption of 0% for existing deferrals/defaults and 15% for future deferrals with a recovery lag of 60 months. The losses recorded in the period are recognized in noninterest income.

Derivative Liabilities—The Company’s derivative liabilities include derivatives payable that falls within Level 3 and all other derivative liabilities which fall within Level 2. The derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CD’s pay interest based on changes in either the Hang Seng China Enterprises Index (“HSCEI”) or based on changes in the Chinese currency Renminbi (“RMB”), as designated, and are included in interest-bearing deposits on the condensed consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The payable is divided by the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion the Company applied a risk premium comparable to an agency security risk premium.  For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on our institutional credit rating, which resulted in a nominal adjustment to the valuation of the derivative liabilities for the six months ended June 30, 2012. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable. The actual level 3 unobservable input used as of June 30, 2012 was a credit risk adjustment with a range of 0.95% - 2.81%. The Level 2 derivative liabilities are mostly comprised of the off-setting interest rate swaps with other counterparties. Refer to “Interest Rate Swaps” within this footnote for complete discussion.

Equity Swap Agreements—The Company has entered into equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years, pays interest based on the performance of the HSCEI. The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The Company’s consideration of its counterparty’s credit risk resulted in a nominal adjustment to the valuation of the equity swap agreements for the six months ended June 30, 2012. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party.

Foreign Exchange Options—The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in an adjustment of $0.1 million to the valuation of the foreign exchange options for the six months ended June 30, 2012. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps—The Company has entered into a pay-fixed, receive-variable swap contracts with institutional counterparties to hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company has also entered into pay-variable, receive-fixed swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company’s consideration of the counterparty’s credit resulted in a $0.8 million adjustment to the valuation of the interest rate swaps for the six months ended June 30, 2012. The valuation of the interest rate swap falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Short-term Foreign Exchange Contracts—The Company entered into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations.  The Company enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company does not assume any foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The fair value is determined at each reporting period based on the change in the foreign exchange rate. Given the short term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts for the six months ended June 30, 2012. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

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

Other Real Estate Owned—The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans and are recorded at estimated fair value less cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department, or OREO department. OREO properties are classified as Level 2 assets in the fair value hierarchy. The non-covered OREO balance of $43.2 million and the covered OREO balance of $35.6 million are included in the condensed consolidated balance sheets as of June 30, 2012.

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

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount or		Amount or
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$2,429,614	$2,429,614	$1,431,185	$1,431,185
Short-term investments	254,714	254,714	61,834	61,834
Federal funds sold	30,000	30,000	—	—
Securities purchased under resale agreements	675,000	670,342	786,434	791,745
Investment securities available-for-sale	1,873,739	1,873,739	3,072,578	3,072,578
Loans held for sale	137,812	142,211	278,603	285,181
Loans receivable, net	13,972,267	13,435,594	13,984,930	13,520,712
Investment in Federal Home Loan Bank stock	124,223	124,223	136,897	136,897
Investment in Federal Reserve Bank stock	47,748	47,748	47,512	47,512
Accrued interest receivable	85,389	85,389	89,686	89,686
Equity swap agreements	22,709	204	22,709	202
Foreign exchange options	85,614	4,264	85,614	3,899
Interest rate swaps	840,956	28,582	585,196	20,474
Short-term foreign exchange contracts	92,116	877	210,295	1,403
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	11,040,151	11,040,151	10,307,001	10,307,001
Time deposits	6,301,721	6,326,965	7,146,001	7,194,125
Federal Home Loan Bank advances	362,885	383,493	455,251	479,029
Securities sold under repurchase agreements	995,000	1,184,501	1,020,208	1,177,331
Accrued interest payable	9,846	9,846	15,447	15,447
Long-term debt	212,178	145,644	212,178	144,392
Derivative liabilities	875,705	31,740	835,913	24,164

The following table shows the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the condensed consolidated balance sheets at fair value at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$2,429,614	$2,429,614	$—	$—
Short-term investments	254,714	—	254,714	—
Federal funds sold	30,000	—	30,000	—
Securities purchased under resale agreements	670,342	—	670,342	—
Loans held for sale	142,211	—	142,211	—
Loans receivable, net	13,435,594	—	—	13,435,594
Investment in Federal Home Loan Bank stock	124,223	—	124,223	—
Investment in Federal Reserve Bank stock	47,748	—	47,748	—
Accrued interest receivable	85,389	—	85,389	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	11,040,151	—	11,040,151	—
Time deposits	6,326,965	—	—	6,326,965
Federal Home Loan Bank advances	383,493	—	383,493	—
Securities sold under repurchase agreements	1,184,501	—	1,184,501	—
Accrued interest payable	9,846	—	9,846	—
Long-term debt	145,644	—	145,644	—

	December 31, 2011
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,431,185	$1,431,185	$—	$—
Short-term investments	61,834	—	61,834	—
Federal funds sold	—	—	—	—
Securities purchased under resale agreements	791,745	—	791,745	—
Loans held for sale	285,181	—	285,181	—
Loans receivable, net	13,520,712	—	—	13,520,712
Investment in Federal Home Loan Bank stock	136,897	—	136,897	—
Investment in Federal Reserve Bank stock	47,512	—	47,512	—
Accrued interest receivable	89,686	—	89,686	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	10,307,001	—	10,307,001	—
Time deposits	7,194,125	—	—	7,194,125
Federal Home Loan Bank advances	479,029	—	479,029	—
Securities sold under repurchase agreements	1,177,331	—	1,177,331	—
Accrued interest payable	15,447	—	15,447	—
Long-term debt	144,392	—	144,392	—

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

Accrued Interest Receivable—The carrying amounts approximate fair values due to the short-term nature of these instruments, as such due to the observable nature of the inputs used in deriving the estimated fair value these instruments are considered to be within Level 2 of the fair value hierarchy.

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

Securities Sold Under Repurchase Agreements—For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At June 30, 2012 and December 31, 2011, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates, and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Accrued Interest Payable—The carrying amounts approximate fair values due to the short-term nature of these instruments, as such due to the observable nature of the inputs used in deriving the estimated fair value these instruments are considered to be within Level 2 of the fair value hierarchy.

Long-Term Debt—The fair values of long-term debt are estimated by discounting the cash flows through maturity based on current market rates the Bank would pay for new issuances. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Derivatives Liabilities—The Company’s derivative liabilities include “derivatives payable” and all other derivative liabilities. The Company’s derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CD’s pay interest based on changes in either the HSCEI or based on changes in the RMB, as designated. The fair value of derivatives payable is estimated using the income approach. The payable is divided by the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion the Company applied the agency discount rate.  For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a discount rate for our institutional credit rating, which resulted in a nominal adjustment to the valuation of the derivative liabilities for the six months ended June 30, 2012. The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of the interest rate swaps within derivative liabilities, the estimate is considered to be within Level 2 of the fair value hierarchy. Due to the unobservable nature of the inputs used in deriving the estimated fair value of derivatives payable within derivative liabilities, this estimate is considered to be within Level 3 of the fair value hierarchy.

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

NOTE 4 — STOCK-BASED COMPENSATION

During the three and six months ended June 30, 2012, total compensation expense recognized in the condensed consolidated statements of income related to both stock options and restricted stock awards reduced income before taxes by $4.1 million and $7.8 million, respectively, and net income by $2.4 million and $4.5 million, respectively.

During the three and six months ended June 30, 2011, total compensation expense recognized in the condensed consolidated statements of income related to both stock options and restricted stock awards reduced income before taxes by $3.3 million and $5.6 million, respectively, and net income by $1.9 million and $3.2 million, respectively.

The Company received $2.2 million and $2.9 million as of June 30, 2012 and June 30, 2011, respectively, in cash proceeds from stock option exercises. The net tax benefit recognized in equity for stock compensation plans was $157 thousand and $474 thousand for June 30, 2012 and June 30, 2011, respectively.

As of June 30, 2012, there are 4,366,140 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the six months ended June 30, 2012 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)

Outstanding at beginning of period	945,080	$27.19
Granted	—	—
Exercised	(135,898)	16.18
Forfeited	(84,698)	35.92
Outstanding at end of period	724,484	$28.23	1.92 years	$1,278
Vested or expected to vest at end of period	722,811	$28.28	1.92 years	$1,252
Exercisable at end of period	707,750	$28.71	1.88 years	$1,018

A summary of changes in unvested stock options and related information for the six months ended June 30, 2012 is presented below:

		Weighted Average
		Grant Date Fair Value
Unvested Options	Shares	(per share)

Unvested at January 1, 2012	186,914	$4.77
Granted	—	—
Vested	(161,526)	4.47
Forfeited	(8,654)	13.21
Unvested at June 30, 2012	16,734	$3.26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012 (5)	2011 (5)	2012 (5)	2011
Expected term (1)	N/A	N/A	N/A	4 years
Expected volatility (2)	N/A	N/A	N/A	78.1%
Expected dividend yield (3)	N/A	N/A	N/A	0.2%
Risk-free interest rate (4)	N/A	N/A	N/A	1.6%

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

(4)                The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

(5)                The Company did not issue any stock options during the three and six months ended June 30, 2012 and the three months ended June 30, 2011.

During the three and six months ended June 30, 2012 and 2011, information related to stock options is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average grant date fair value of stock options granted during the period (1)	N/A	N/A	N/A	$13.21
Total intrinsic value of options exercised (in thousands)	$280	$855	$855	$2,052
Total fair value of options vested (in thousands)	$671	$119	$3,672	$1,263

(1)                The Company did not issue any stock options during the three and six months ended June 30, 2012 and the three months ended June 30, 2011.

As of June 30, 2012, total unrecognized compensation cost related to stock options amounted to $55 thousand. The cost is expected to be recognized over a weighted average period of 1.1 years.

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

A summary of the activity for the Company’s time-based and performance-based restricted stock awards as of June 30, 2012, including changes during the six months then ended, is presented below:

	June 30, 2012
	Restricted Stock Awards
	Time-Based		Performance-Based
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,812,890	$16.79	480,735	$22.19
Granted	26,767	21.67	465,175	22.05
Vested	(89,497)	26.44	(90,550)	23.11
Forfeited	(108,662)	17.15	(19,552)	22.67
Outstanding at end of period	1,641,498	$16.32	835,808	$22.00

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of time-based restricted stock awards granted during the period ended June 30, 2012 and 2011 were $21.67 and $21.02, respectively. The weighted average fair value of performance-based restricted stock awards granted during the period ended June 30, 2012 and 2011 were $22.05 and $23.11, respectively. The total fair value of time-based restricted stock awards vested for the three months ended June 30, 2012 and 2011 was $232 thousand and $846 thousand, respectively. The total fair value of time-based restricted stock awards vested for the six months ended June 30, 2012 and 2011 was $2.0 million and $2.5 million, respectively. The total fair value of performance-based restricted stock awards vested during the three and six months ended June 30, 2012 was a nominal amount, and $1.9 million, respectively. There were no performance-based restricted stock awards vested during the period ended June 30, 2011.

As of June 30, 2012, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $11.1 million and $13.7 million, respectively. This cost is expected to be recognized over a weighted average period of 1.9 years and 2.3 years, respectively.

NOTE 5 — INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
As of June 30, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$71,509	$704	$(25)	$72,188
U.S. Government agency and U.S. Government sponsored enterprise debt securities	359,424	374	(74)	359,724
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	44,702	3,987	—	48,689
Residential mortgage-backed securities	856,734	19,969	(459)	876,244
Municipal securities	62,652	3,160	(30)	65,782
Corporate debt securities:
Investment grade	473,187	245	(47,377)	426,055
Non-investment grade (1)	24,665	32	(9,778)	14,919
Other securities	9,916	222	—	10,138
Total investment securities available-for-sale	$1,902,789	$28,693	$(57,743)	$1,873,739

As of December 31, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$19,892	$833	$—	$20,725
U.S. Government agency and U.S. Government sponsored enterprise debt securities	575,148	1,709	(279)	576,578
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	46,008	3,307	—	49,315
Residential mortgage-backed securities	963,688	30,854	(772)	993,770
Municipal securities	76,255	3,696	(5)	79,946
Corporate debt securities:
Investment grade	1,411,409	6,762	(95,610)	1,322,561
Non-investment grade (1)	30,693	—	(11,078)	19,615
Other securities	9,875	195	(2)	10,068
Total investment securities available-for-sale	$3,132,968	$47,356	$(107,746)	$3,072,578

(1)                For the six months ended June 30, 2012, the Company recorded $99 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income. The Company recorded $633 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust preferred securities and other mortgage-backed securities in other comprehensive income for the year ended December 31, 2011.

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

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the periods shown:

	Three Months Ended
	June 30,
	2012	2011
	(In thousands)
Beginning balance, April 1	$115,511	$115,243
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—
Reduction for securities sold	—	—
Ending balance	$115,511	$115,243

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Beginning balance, January 1	$115,412	$124,340
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	99	464
Reduction for securities sold	—	(9,561)
Ending balance	$115,511	$115,243

During the three months ended June 30, 2012, the Company recorded $26.3 million of gross gains and $26.2 million of gross losses resulting in a net income statement impact of $71 thousand of gain on sale of investment securities. During the three months ended June 30, 2011, the Company recorded $1.7 million of gross gains and $563 thousand of gross losses resulting in a net income statement impact of $1.1 million of gain on sale of investment securities. Total net proceeds for these sales were $837.0 million and $215.0 million for the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, the Company recorded $28.0 million of gross gains and $27.4 million of gross losses resulting in a net income statement impact of $554 thousand of gain on sale investment securities. During the six months ended June 30, 2011, the Company recorded $11.9 million of gross gains and $8.3 million of gross losses resulting in a net income statement impact of $3.6 million of gain on sale investment securities. Total net proceeds for these sales were $1.10 billion and $527.8 million for the six months ended June 30, 2012 and 2011, respectively. During the second quarter 2012, the Company reassessed the available for sales securities portfolio and elected to sell certain securities to reduce the exposure to specific industries within the corporate debt portfolio. This sale resulted in the greater gross loss for the period as compared to the prior periods.

The following tables show the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
As of June 30, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$30,468	$(25)	$—	$—	$30,468	$(25)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	223,269	(74)	—	—	223,269	(74)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	169,040	(459)	—	—	169,040	(459)
Municipal securities	3,106	(30)	—	—	3,106	(30)
Corporate debt securities:
Investment grade	101,425	(15,499)	318,122	(31,878)	419,547	(47,377)
Non-investment grade	—	—	10,357	(9,778)	10,357	(9,778)
Other securities	—	—	—	—	—	—
Total investment securities available-for-sale	$527,308	$(16,087)	$328,479	$(41,656)	$855,787	$(57,743)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
As of December 31, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	143,265	(279)	—	—	143,265	(279)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	195,393	(772)	—	—	195,393	(772)
Municipal securities	1,158	(5)	—	—	1,158	(5)
Corporate debt securities:
Investment grade	754,055	(61,935)	350,181	(33,675)	1,104,236	(95,610)
Non-investment grade	9,973	(565)	9,595	(10,513)	19,568	(11,078)
Other securities	4,503	(2)	—	—	4,503	(2)
Total investment securities available-for-sale	$1,108,347	$(63,558)	$359,776	$(44,188)	$1,468,123	$(107,746)

Unrealized Losses

The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months is related to investment grade corporate debt securities. As of June 30, 2012, the Company had $426.1 million in investment grade corporate debt securities available-for-sale, representing 23% of the total investment securities available-for-sale portfolio.

As of June 30, 2012, there were 20 individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 5 positions in trust preferred securities with a total fair value of $10.4 million and 15 investment grade corporate debt securities with a fair value of $318.1 million. The unrealized losses on these securities are primarily attributed to the overall impact of the debt crisis in Europe, which has indirectly impacted both European and U.S. financial institutions in the corporate debt securities market. As of June 30, 2012, there were also 34 securities, not including the 20 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position for less than twelve months include 18 residential agency mortgage-backed securities, 6 investment grade corporate debt securities, 6 government agency securities, 3 U.S. Treasury securities, and 1 municipal security. The issuers of these securities have not, to our knowledge, established any cause to believe the Company will not be able to collect all amounts due on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their current amortized cost basis. As such, the Company does not deem these securities, other than those previously stated, to be other-than-temporarily impaired as of June 30, 2012.

Corporate Debt Securities

Corporate debt securities were reduced by $663.6 million during the three months ended June 30, 2012, primarily due to sales. During the second quarter 2012, the Company reassessed the portfolio and elected to sell these securities to reduce the exposure to specific industries within the corporate debt portfolio. For the remainder of the corporate debt portfolio held as of June 30, 2012 the Company has the intent and ability to hold these securities and it is not more likely than not that the Company will be required to sell the securities before it recovers the cost basis of its investment.

The unrealized losses related to securities that have been in a continuous loss position of twelve months or longer are related to 5 positions in trust preferred debt securities and 15 investment grade corporate debt securities. As of June 30, 2012, these 5 positions in trust preferred securities had an estimated fair value of $10.4 million, representing less than 1% of the total investment securities available-for-sale portfolio. As of June 30, 2012, these non-investment grade trust preferred debt securities had gross unrealized losses amounting to $9.8 million, or 49% of the total amortized cost basis of these securities, comprised of $4.7 million in unrealized losses on securities that are not other-than-temporarily impaired and $5.1 million in noncredit-related impairment losses on securities that are other-than-temporarily impaired as of June 30, 2012 pursuant to the provisions of ASC 320-10-65. We recorded an impairment loss of $99 thousand on our portfolio of pooled trust preferred securities during the first six months of 2012 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

The scheduled maturities of investment securities at June 30, 2012 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due within one year	$360,410	$356,383
Due after one year through five years	150,822	149,545
Due after five years through ten years	519,207	480,635
Due after ten years	872,350	887,176
Total investment securities available-for-sale	$1,902,789	$1,873,739

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the fair value and balance sheet classification of derivative instruments as of June 30, 2012 and December 31, 2011. The notional amount of the contract is not recorded on the condensed consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If the counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset. The valuation methodology of derivative instruments is disclosed in Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

	Fair Values of Derivative Instruments
	June 30, 2012			December 31, 2011
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets (1)	Liabilities (1)	Amount	Assets (1)	Liabilities (1)
			(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$100,000	$702	$—	$200,000	$998	$639
Total derivatives designated as hedging instruments	$100,000	$702	$—	$200,000	$998	$639

Derivatives not designated as hedging instruments:
Equity swap agreements	$22,709	$204	$204	$22,709	$202	$204
Foreign exchange options	85,614	4,264	2,610	85,614	3,899	2,430
Interest rate swaps	740,956	27,880	28,636	485,196	19,476	19,924
Short-term foreign exchange contracts	92,116	877	290	210,295	1,403	967
Total derivatives not designated as hedging instruments	$941,395	$33,225	$31,740	$803,814	$24,980	$23,525

(1)                Derivative assets, which are a component of other assets, include the estimated settlement of the derivative asset position. Derivative liabilities, which are a component of other liabilities and deposits, include the estimated settlement of the derivative liability position.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit—The Company is exposed to changes in the fair value of certain of its fixed-rate certificates of deposit due to changes in the benchmark interest rate, LIBOR. During 2011, the Company entered into four $50.0 million receive-fixed, pay-variable interest rate swaps with major brokerage firms as fair value hedges of four $50.0 million fixed-rate certificates of deposit with the same maturity dates. In the second quarter of 2012, two of these fair value hedge interest rate swaps, with total notional amount of $100.0 million, were called by the counterparties. As a result, the Company exercised the right to call the underlying certificates of deposit. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2012 and December 31, 2011 the total notional amount of the interest rate swaps on the certificates of deposit was $100.0 million and $200.0 million, respectively. The fair value of the interest rate swaps amounted to a $702 thousand asset, as of June 30, 2012. The fair value of the interest rate swaps amounted to a $998 thousand asset and $639 thousand liability, respectively, as of December 31, 2011.  During the three and six months ended June 30, 2012, the Company recognized a net reduction of $1.1 million and $1.9 million, respectively, in expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $1.1 million and $2.6 million, respectively, for the three and six months ended June 30, 2012 related to net settlements on the derivatives.

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

As of both June 30, 2012 and December 31, 2011, the notional amounts of the equity swap agreements totaled $22.7 million.

The fair values of the equity swap agreements and embedded derivative liability for these derivative contracts amounted to $204 thousand asset and $204 thousand liability, respectively, as of June 30, 2012, compared to $202 thousand asset and $204 thousand liability, respectively, as of December 31, 2011.

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

As of June 30, 2012 and December 31, 2011, the notional amount of the foreign exchange options totaled $85.6 million and $85.6 million, respectively. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $4.3 million asset and a $2.6 million liability, respectively, as of June 30, 2012. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $3.9 million asset and $2.4 million liability, respectively, as of December 31, 2011.

Interest Rate Swaps—Since the fourth quarter of 2010, the Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to economically hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company does not assume any interest rate risk since the swap agreements mirror each other. As of June 30, 2012 and December 31, 2011 the notional amount of the interest rate swaps with the institutional counterparties totaled $741.0 million and $485.2 million, respectively. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the condensed consolidated statements of income.

The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $27.9 million asset and $28.6 million liability, respectively, as of June 30, 2012. The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $19.5 million asset and $19.9 million liability, respectively, as of December 31, 2011.

Short-term Foreign Exchange Contracts—The Company also enters into short-term forward foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of June 30, 2012 and December 31, 2011 the notional amount of the foreign exchange contracts totaled $92.1 million and $210.3 million, respectively. The fair values of the foreign exchange contracts amounted to an $877 thousand asset and a $290 thousand liability, respectively, as of June 30, 2012. The fair values of the foreign exchange contracts amounted to a $1.4 million asset and $967 thousand liability, respectively, as of December 31, 2011.

The table below presents the effect of the change in fair value for the Company’s derivative financial instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011:

	Location in	Three Months Ended		Six Months Ended
	Condensed Consolidated	June 30,		June 30,
	Statements of Income	2012	2011	2012	2011
			(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value	Interest expense	$1,045	$1,218	$342	$1,218
	Total net income (expense)	$1,045	$1,218	$342	$1,218

Derivatives not designated as hedging instruments
Equity swap agreements	Noninterest expense	$—	$1	$2	$3
Foreign exchange options	Noninterest income	(142)	99	111	(10)
Foreign exchange options	Noninterest expense	19	34	74	52
Interest rate swaps	Noninterest income	(423)	(210)	(308)	(270)
Short-term foreign exchange contracts	Noninterest income	103	—	151	—
	Total net income (expense)	$(443)	$(76)	$30	$(225)

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

As of June 30, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $28.0 million. If the Company had breached any of these provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at the termination value.

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

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of June 30, 2012 and December 31, 2011, the Company’s estimate for this liability to the FDIC for WFIB and UCB was $17.7 million and $10.7 million, respectively.

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

The carrying amounts and the composition of the covered loans as of June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)
Real estate loans:
Residential single-family	$402,001	$442,732
Residential multifamily	806,371	918,941
Commercial and industrial real estate	1,568,191	1,773,760
Construction and land	525,152	653,045
Total real estate loans	3,301,715	3,788,478
Other loans:
Commercial business	674,362	831,762
Other consumer	93,082	97,844
Total other loans	767,444	929,606
Total principal balance	4,069,159	4,718,084
Covered discount	(645,373)	(788,295)
Net valuation of loans	3,423,786	3,929,789
Allowance on covered loans	(7,173)	(6,647)
Total covered loans, net	$3,416,613	$3,923,142

Credit Quality Indicators—At each respective acquisition date, the covered loans were grouped into pools of loans with similar characteristics and risk factors per ASC 310-30. The pools were first developed based on loan categories and performance status. As of June 30, 2012, UCB covered loans represent approximately 94% of total covered loans. For the UCB acquisition, the loans were further segregated among the former UCB domestic, Hong Kong, and China portfolios, representing the three general geographic regions. In addition, the Company evaluated the make-up of geographic regions within the construction, land, and multi-family loan portfolios and further segregated these pools into distressed and non-distressed regions based on our historical experience of real estate loans within the non-covered portfolio. As of the date of acquisition 64% of the UCB portfolio was located in California, 10% was located in Hong Kong and 11% was located in New York. This assessment was factored into the day one valuation and discount applied to the loans. As such, geographic concentration risk is considered in the covered loan discount. As of June 30, 2012, credit related to the covered loans has not deteriorated beyond the fair value at acquisition date.

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

The Company reduced the nonaccretable difference due to the performance of the portfolio and expectation for the inherent losses in the portfolio in the fourth quarter of 2010. By lowering the nonaccretable discount, the overall accretable yield will increase thus increasing the interest income recognized over the remaining life of the loans. This reduction was primarily calculated based on the risk ratings of the loans. If credit deteriorates beyond the respective acquisition date fair value amount of the covered loans under ASC 310-30, such deterioration will be reserved for and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of June 30, 2012, there is no allowance for the covered loans accounted for under ASC 310-30 related to deterioration as the credit has not deteriorated beyond fair value at acquisition date.

As of the acquisition date, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. Included in the table below are $494.4 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $324.5 million of commercial and industrial loans, $124.1 million of commercial real estate loans, $34.3 million of consumer loans and $11.5 million of residential loans. As of June 30, 2012, $7.2 million, or 3.2%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $7.2 million in allowance is allocated within our loan segments as follows: $4.3 million for commercial real estate loans, $2.6 million for commercial and industrial loans, $187 thousand for consumer loans and $121 thousand for residential loans.

The tables below present the covered loan portfolio by credit quality indicator as of June 30, 2012 and December 31, 2011.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
			(In thousands)
June 30, 2012
Real estate loans:
Residential single-family	$385,358	$2,530	$14,113	$—	$402,001
Residential multifamily	705,861	12,816	87,694	—	806,371
Commercial and industrial real estate	1,107,430	14,988	438,788	6,985	1,568,191
Construction and land	223,214	39,579	259,703	2,656	525,152
Total real estate loans	2,421,863	69,913	800,298	9,641	3,301,715

Other loans:
Commercial business	477,449	32,885	162,854	1,174	674,362
Other consumer	90,556	—	2,526	—	93,082
Total other loans	568,005	32,885	165,380	1,174	767,444
Total principal balance	$2,989,868	$102,798	$965,678	$10,815	$4,069,159

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
			(In thousands)
December 31, 2011
Real estate loans:
Residential single-family	$427,918	$1,085	$13,729	$—	$442,732
Residential multifamily	779,694	26,124	113,123	—	918,941
Commercial and industrial real estate	1,249,781	43,810	472,003	8,166	1,773,760
Construction and land	242,996	40,859	362,958	6,232	653,045
Total real estate loans	2,700,389	111,878	961,813	14,398	3,788,478
Other loans:
Commercial business	643,117	34,707	149,253	4,685	831,762
Other consumer	96,342	—	1,502	—	97,844
Total other loans	739,459	34,707	150,755	4,685	929,606
Total principal balance	$3,439,848	$146,585	$1,112,568	$19,083	$4,718,084

As of June 30, 2012 and December 31, 2011, $202.5 million and $194.5 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonaccrual loans in accordance with the contractual terms of the individual loans.

The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2012	2011
	(In thousands)
Covered nonaccrual loans(1) (2)	$202,455	$194,506
Covered loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	202,455	194,506
Other real estate owned covered, net	35,577	63,624
Total covered nonperforming assets	$238,032	$258,130

(1)     Covered nonaccrual loans meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30.

(2)     Represents principal balance net of discount.

As of June 30, 2012, we had 61 covered OREO properties with a combined aggregate carrying value of $35.6 million. Approximately 62% and 20% of covered OREO properties as of June 30, 2012 were located in California and Washington, respectively. As of December 31, 2011, we had 82 covered OREO properties with an aggregate carrying value of $63.6 million. During the first six months of 2012, 37 properties with an aggregate carrying value of $20.8 million were added through foreclosure. The carrying value at June 30, 2012 is net of write-downs on covered OREO of $7.8 million. During the first six months of 2012, we sold 58 covered OREO properties for total proceeds of $44.0 million resulting in a total net gain on sale of $3.0 million.

Changes in the accretable yield for the covered loans are as follows for the periods shown:

	Three Months Ended
	June 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$696,666	$1,068,116
Additions	—	—
Accretion	(55,030)	(52,760)
Changes in expected cash flows	(21,168)	(34,424)
Balance at end of period	$620,468	$980,932

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$785,165	$1,153,272
Additions	—	—
Accretion	(80,636)	(111,440)
Changes in expected cash flows	(84,061)	(60,900)
Balance at end of period	$620,468	$980,932

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

From December 31, 2011 to June 30, 2012, excluding scheduled principal payments, a total of $459.0 million of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $42.4 million related to payoffs and removals offset by charge-offs.

From December 31, 2010 to June 30, 2011, excluding scheduled principal payments, a total of $521.4 million of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $55.4 million related to payoffs and removals offset by charge-offs.

FDIC Indemnification Asset

Due to the fourth quarter 2010 reduction of the nonaccretable difference on the UCB covered loan portfolio, the expected reimbursement from the FDIC under the loss-sharing agreement decreased. As such, the Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset, in line with the improved accretable yield as discussed above. For the three and six months ended June 30, 2012, the Company recorded $7.8 million and $17.9 million, respectively, of amortization against income, compared to $15.4 million and $33.7 million of amortization for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2012, the Company also recorded a reduction to the FDIC indemnification asset resulting from paydowns, payoffs, loan sales and charge-offs of $36.1 million and $77.0 million, respectively.  For the three and six months ended June 30, 2011, the Company recorded reductions of $64.3 million and $120.9 million, respectively.

The table below shows FDIC indemnification asset activity for the periods shown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Balance at beginning of period	$457,265	$717,260	$511,135	$792,133
(Amortization)	(7,787)	(15,432)	(17,858)	(33,709)
Reductions (1)	(36,050)	(64,293)	(77,018)	(120,889)
Estimate of FDIC repayment (2)	(4,141)	—	(6,972)	—
Balance at end of period	$409,287	$637,535	$409,287	$637,535

(1)            Reductions relate to cash flows received from principal amortization, partial prepayments, loan payoffs and loan sales.

(2)            This represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC loss share agreements, due to lower thresholds of losses.

FDIC Receivable

As of June 30, 2012, the FDIC loss-sharing receivable was $69.6 million as compared to $76.6 million as of December 31, 2011. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include net charge-offs, loan-related expenses and OREO-related expenses. 100% of the loan-related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the condensed consolidated balance sheet.

NOTE 8 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans receivable, excluding covered loans (“non-covered loans”) for the periods indicated:

	June 30,	December 31,
	2012	2011
	(In thousands)
Residential:
Single-family	$2,017,877	$1,796,635
Multifamily	912,941	933,168
Total residential	2,930,818	2,729,803

Commercial Real Estate (“CRE”):
Income producing	3,444,957	3,487,866
Construction	134,621	171,410
Land	165,118	173,089
Total CRE	3,744,696	3,832,365

Commercial and Industrial (“C&I”):
Commercial business	2,860,172	2,655,917
Trade finance	558,465	486,555
Total C&I	3,418,637	3,142,472

Consumer:
Student loans	436,527	306,325
Other consumer	264,192	277,461
Total consumer	700,719	583,786
Total gross loans receivable, excluding covered loans	10,794,870	10,288,426
Unearned fees, premiums, and discounts, net	(19,762)	(16,762)
Allowance for loan losses, excluding covered loans	(219,454)	(209,876)
Loans receivable, excluding covered loans, net	$10,555,654	$10,061,788

Accrued interest on covered and non-covered loans receivable amounted to $70.2 million and $68.5 million at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, covered and non-covered loans receivable totaling $8.83 billion and $8.65 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $369.7 million and $294.7 million in new residential single-family loans during the six months ended June 30, 2012 and 2011, respectively.

The Bank also offers both fixed and ARM residential multifamily loan programs. For the six months ended June 30, 2012 and 2011, the Bank originated $52.7 million and $23.9 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. The Bank originates single family residential loans where limited verification or documentation of a borrower’s income is obtained. However, such loans are originated at an original loan to value ratio of below 65%. The Bank considers all of the single-family and multifamily loans originated to be prime loans and the underwriting criteria include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank has single-family loans with interest-only features which represent less than 1% and 1% of total single-family loans at June 30, 2012 and December 31, 2011, respectively. Additionally, the Bank owns residential loans that were purchased several years ago that permit different repayment options. For these loans, there is the potential for negative amortization if the borrower so chooses. These residential loans that permit different repayment options represents less than 1%, and 1%, of total residential loans at June 30, 2012 and December 31, 2011, respectively. None of these loans were negatively amortizing as of June 30, 2012 and December 31, 2011.

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

Credit Risk and Concentrations—The real estate market in California, including the areas of Los Angeles, Riverside, San Bernardino, and Orange counties, where a significant portion of the Company’s loan customers are based, has been negatively impacted over the past few years. As of June 30, 2012, the Company had $3.74 billion in non-covered commercial real estate loans and $2.93 billion in non-covered residential loans, of which approximately 91% are secured by real properties located in California. Potential further deterioration in the real estate market generally and residential building in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance loans relate to trade in the greater China region, the majority of these loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import and export activities. We offer export-import financing to various domestic and foreign customers; we also offer export loans which are guaranteed by the Export-Import Bank of the United States.

Purchased Loans—During the first six months of 2012, the Company purchased loans with an unpaid principal balance of $288.2 million and a carrying amount of $274.0 million. 98% of these loans are student loans which are guaranteed by the U.S. Department of Education and pose limited credit risk.

Loans Held for Sale—Loans held for sale totaled $137.8 million and $278.6 million as of June 30, 2012 and December 31, 2011, respectively. Loans held for sale are recorded at the lower of cost or fair market value. Fair market value, if lower than cost, is determined based on valuations obtained from market participants or the value of the underlying collateral. As of June 30, 2012, approximately 93% of these loans were student loans, the majority of which are guaranteed by the U.S. Department of Education. During the first six months of 2012, in total, net loans receivable of $21.3 million were reclassified to loans held for sale. Some of these loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $199.4 million in the first six months of 2012, resulting in net gains on sale of $9.3 million. Proceeds from sales of loans held for sale were $376.6 million in the first half of 2011 with $10.2 million net gains on sale.

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

Pass or Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade and, generally, the Company does not grade a loan as Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in borrower status and likelihood of loan repayment. The tables below present the non-covered loan portfolio by credit quality indicator as of June 30, 2012 and December 31, 2011. There were no Loss grade loans as of June 30, 2012 and December 31, 2011.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
			(In thousands)
June 30, 2012
Residential:
Single-family	$1,988,413	$11,631	$17,833	$—	$2,017,877
Multifamily	803,952	15,981	93,008	—	912,941
CRE:
Income producing	3,212,664	38,219	194,074	—	3,444,957
Construction	95,598	—	39,023	—	134,621
Land	116,262	8,404	40,452	—	165,118
C&I:
Commercial business	2,716,974	66,844	76,354	—	2,860,172
Trade finance	541,332	6,214	10,919	—	558,465
Consumer:
Student loans	436,239	189	99	—	436,527
Other consumer	259,020	—	5,172	—	264,192
Total	$10,170,454	$147,482	$476,934	$—	$10,794,870

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
			(In thousands)
December 31, 2011
Residential:
Single-family	$1,768,149	$11,239	$17,247	$—	$1,796,635
Multifamily	810,458	25,531	97,179	—	933,168
CRE:
Income producing	3,211,386	63,066	213,414	—	3,487,866
Construction	109,184	—	62,226	—	171,410
Land	125,534	7,954	39,601	—	173,089
C&I:
Commercial business	2,492,904	62,409	100,357	247	2,655,917
Trade finance	467,822	7,161	11,572	—	486,555
Consumer:
Student loans	305,880	188	257	—	306,325
Other consumer	273,692	—	3,769	—	277,461
Total	$9,565,009	$177,548	$545,622	$247	$10,288,426

Nonaccrual and Past Due Loans—Loans are tracked by the number of days borrower payments are past due. The tables below present an aging analysis of nonaccrual loans, past due non-covered loans and loans held for sale, segregated by class of loans, as of June 30, 2012 and December 31, 2011:

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
				(In thousands)
June 30, 2012
Residential:
Single-family	$4,899	$893	$5,792	$1,350	$6,405	$7,755	$2,004,330	$2,017,877
Multifamily	2,592	3,907	6,499	11,129	9,278	20,407	886,035	912,941
CRE:
Income producing	11,596	324	11,920	2,092	13,109	15,201	3,417,836	3,444,957
Construction	—	—	—	—	24,480	24,480	110,141	134,621
Land	498	1,437	1,935	669	7,911	8,580	154,603	165,118
C&I:
Commercial business	4,236	900	5,136	6,000	15,152	21,152	2,833,884	2,860,172
Trade finance	—	—	—	—	1,919	1,919	556,546	558,465
Consumer:
Student loans	227	189	416	—	99	99	436,012	436,527
Other consumer	1,169	—	1,169	—	3,199	3,199	259,824	264,192
Loans held for sale	—	—	—	—	9,642	9,642	128,170	137,812

Total	$25,217	$7,650	$32,867	$21,240	$91,194	$112,434	$10,787,381	10,932,682
Unearned fees, premiums and discounts, net								(19,762)
Total recorded investment in non-covered loans and loans held for sale								$10,912,920

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
				(In thousands)
December 31, 2011
Residential:
Single-family	$6,991	$1,198	$8,189	$—	$3,569	$3,569	$1,784,877	$1,796,635
Multifamily	6,366	745	7,111	6,889	11,306	18,195	907,862	933,168
CRE:
Income producing	18,179	1,549	19,728	6,885	25,690	32,575	3,435,563	3,487,866
Construction	—	—	—	26,482	14,688	41,170	130,240	171,410
Land	—	573	573	1,136	9,589	10,725	161,791	173,089
C&I:
Commercial business	342	2,957	3,299	4,394	6,843	11,237	2,641,381	2,655,917
Trade finance	—	—	—	—	—	—	486,555	486,555
Consumer:
Student loans	109	188	297	—	257	257	305,771	306,325
Other consumer	1,130	—	1,130	—	2,249	2,249	274,082	277,461
Loans held for sale	—	—	—	—	25,655	25,655	252,948	278,603
Total	$33,117	$7,210	$40,327	$45,786	$99,846	$145,632	$10,381,070	10,567,029
Unearned fees, premiums and discounts, net								(16,762)
Total recorded investment in non-covered loans and loans held for sale								$10,550,267

Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent TDR loans, are also placed on nonaccrual status. Nonaccrual loans totaled $112.4 million and $145.6 million at June 30, 2012 and December 31, 2011, respectively. Loans not 90 or more days past due totaled $21.2 million and $45.8 million as of June 30, 2012 and December 31, 2011, respectively, and were included in non-covered nonaccrual loans.

The following is a summary of interest income foregone on nonaccrual loans:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In thousands)
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$1,767	$2,798	$3,497	$5,563
Less: Interest income recognized on nonaccrual loans on a cash basis	(609)	(415)	(1,073)	(830)
Interest income foregone on nonaccrual loans	$1,158	$2,383	$2,424	$4,733

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

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms. For nonperforming restructured loans, the loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments. The Company had $69.8 million and $99.6 million in total performing restructured loans as of June 30, 2012 and December 31, 2011, respectively. Nonperforming restructured loans were $13.4 million and $38.9 million at June 30, 2012 and December 31, 2011, respectively. Included as TDRs were $11.2 million and $22.8 million of performing A/B notes as of June 30, 2012 and December 31, 2011, respectively.  All TDRs are included in the balance of impaired loans.

The following table provides information on loans modified as of June 30, 2012 that were modified as TDRs during the six months ended June 30, 2012:

	Loans Modified as TDRs During the
	Three Months Ended June 30, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
		(Dollars in thousands)
Residential:
Single-family	1	$965	$960	$207
Multifamily	6	$10,289	$10,162	$861
CRE:
Income producing	1	$1,146	$1,144	$—
Construction	—	$—	$—	$—
Land	—	$—	$—	$—
C&I:
Commercial business	5	$1,940	$1,931	$399
Trade finance	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—
Other consumer	1	$108	$108	$—

	Loans Modified as TDRs During the
	Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
		(Dollars in thousands)
Residential:
Single-family	2	$1,267	$1,165	$302
Multifamily	7	$10,687	$10,549	$861
CRE:
Income producing	4	$4,465	$4,040	$469
Construction	—	$—	$—	$—
Land	1	$432	$70	$76
C&I:
Commercial business	11	$4,465	$4,333	$689
Trade finance	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—
Other consumer	1	$108	$108	$—

(1)             Includes subsequent payments after modification and reflects the balance as of June 30, 2012.

(2)             The financial impact includes charge-offs and specific reserves recorded at modification date.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the bank’s recovery. As of June 30, 2012, modifications of residential TDRs, including single and multi-family loans, primarily included principal and/or interest deferments, rate reductions, extensions and A/B note splits. A/B note splits result in a partial charge-off or loss for the bank at the modification date. For the six months ended June 30, 2012 residential TDRs modified using principal and/or interest deferment and/or rate reductions totaled $4.1 million, as of June 30, 2012. For the six months ended June 30, 2012 residential TDRs modified using extensions and/or A/B note splits totaled $7.6 million, as of June 30, 2012. Commercial real estate TDRs, including income producing, construction and land loans, were primarily modified through A/B note splits, principal reductions and/or non-market interest rate changes with an impact of a partial charge-off or loss for the bank and reduction of interest collected over the life of the loan. Commercial real estate TDRs modified through A/B note splits, principal reductions and/or non-market interest changes totaled $4.1 million as of June 30, 2012. Commercial and industrial TDRs, including commercial business and trade finance loans, were restructured in various ways, including forbearance payments, principal deferment and/or maturity extensions with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $4.3 million as of June 30, 2012. Consumer TDRs, including student loans and other consumer loans, were restructured through principal deferments. Consumer TDRs modified through principal deferment totaled $108 thousand as of June 30, 2012. Performing TDRs at June 30, 2012 were comprised of $21.5 million in residential loans, $43.7 million in commercial real estate loans, $4.5 million in commercial and industrial loans and $108 thousand for consumer loans. Performing TDRs at December 31, 2011 were comprised of $19.1 million in residential loans, $60.2 million in commercial real estate loans and $20.3 million in commercial and industrial loans. Nonperforming TDRs at June 30, 2012 were comprised of $6.7 million in residential loans, $4.8 million in commercial real estate loans and $1.9 million in commercial and industrial loans. Nonperforming TDRs at December 31, 2011 were comprised of $2.7 million in residential loans, $34.6 million in commercial real estate loans and $1.6 million in commercial and industrial loans.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 30 days for commercial and industrial, and commercial real estate and consumer loans, and beyond 90 days for residential loans, becomes nonaccrual and is considered to have defaulted. The following table provides information for loans modified as TDRs within the previous 12 months that have subsequently defaulted as of June 30, 2012 for the three and six months ended June 30, 2012.

Loans Modified as TDRs during the Prior 12
Months, that Subsequently Defaulted During the
Three Months Ended June 30, 2012
	Number of	Recorded
	Contracts	Investment
(Dollars in thousands)
Residential:
Single-family	—	$—
Multifamily	—	$—
CRE:
Income producing	—	$—
Construction	—	$—
Land	—	$—
C&I:
Commercial business	1	$337
Trade finance	—	$—
Consumer:
Student loans	—	$—
Other consumer	—	$—

Loans Modified as TDRs during the Prior 12
Months, that Subsequently Defaulted During the
Six Months Ended June 30, 2012
	Number of	Recorded
	Contracts	Investment (1)
(Dollars in thousands)
Residential:
Single-family	—	$—
Multifamily	—	$—
CRE:
Income producing	1	$2,916
Construction	—	$—
Land	—	$—
C&I:
Commercial business	3	$793
Trade finance	—	$—
Consumer:
Student loans	—	$—
Other consumer	—	$—

(1)             Included in the six months ended table is $456 thousand of recorded investment which has been charged-off and is not included in the condensed consolidated balance sheet as of June 30, 2012.

All TDRs are included in the impaired loan quarterly valuation allowance process.  See the sections below Impaired Loans and Allowance for Loan Losses for the complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of delinquent TDRs and when the restructured loan is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. If the loan is a performing TDR the deficiency is included in the specific allowance, as appropriate. As of June 30, 2012, the allowance for loan losses associated with TDRs was $4.5 million for performing TDRs and $688 thousand for nonperforming TDRs. As of December 31, 2011, the allowance for loan losses associated with TDRs was $10.5 million for performing TDRs and $139 thousand for nonperforming TDRs.

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

At June 30, 2012 and December 31, 2011, impaired loans totaled $172.6 million and $219.6 million, respectively. Impaired non-covered loans as of June 30, 2012 and December 31, 2011 are set forth in the following tables. The interest income recognized on impaired loans, excluding performing TDRs, is recognized on a cash basis when received.

						For the three months		For the six months
		Recorded	Recorded			ended June 30, 2012		ended June 30, 2012
	Unpaid	Investment	Investment	Total		Average	Interest	Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized (1)	Investment	Recognized (1)
				(In thousands)
As of and for the three and six months ended June 30, 2012
Residential:
Single-family	$15,049	$11,049	$2,565	$13,614	$806	$13,922	$15	$14,453	$15
Multifamily	38,668	27,311	8,796	36,107	1,136	36,615	125	37,031	229
CRE:
Income producing	54,372	44,018	3,985	48,003	416	42,038	73	51,892	105
Construction	33,051	25,371	—	25,371	—	26,712	184	27,422	369
Land	20,918	10,034	8,512	18,546	2,044	18,627	26	18,878	48
C&I:
Commercial business	33,384	12,427	13,204	25,631	5,161	28,043	183	29,320	304
Trade finance	1,919	1,919	—	1,919	—	1,980	—	2,028	—
Consumer:
Student loans	99	99	—	99	—	99	—	98	—
Other consumer	3,628	3,306	—	3,306	—	3,437	3	3,488	3
Total	$201,088	$135,534	$37,062	$172,596	$9,563	$171,473	$609	$184,610	$1,073

						For the year
		Recorded	Recorded			ended December 31, 2011
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized (1)
				(In thousands)
As of and for the year ended December 31, 2011
Residential:
Single-family	$10,248	$6,578	$2,535	$9,113	$1,131	$9,408	$65
Multifamily	37,450	28,272	3,520	31,792	1,124	35,855	473
CRE:
Income producing	69,664	55,701	7,941	63,642	1,187	68,087	1,030
Construction	75,714	45,413	1,067	46,480	815	64,398	1,099
Land	40,615	25,806	8,692	34,498	3,949	36,002	341
C&I:
Commercial business	38,857	20,772	6,650	27,422	4,835	32,033	484
Trade finance	4,127	4,127	—	4,127	—	4,127	—
Consumer:
Student loans	257	257	—	257	—	257	—
Other consumer	2,249	2,249	—	2,249	—	2,251	27
Total	$279,181	$189,175	$30,405	$219,580	$13,041	$252,418	$3,519

(1)                Excludes interest from performing TDRs.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Bank’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of June 30, 2012, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are global cash flows of the guarantors and businesses we lend to and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loan.

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

Covered Loans—As of the respective acquisition dates, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the allowance for loan losses calculation. As of June 30, 2012 and December 31, 2011, $7.2 million, or 3.2% and $6.6 million, or 3.1%, respectively, of the total allowance is allocated to the allowance for loan losses on covered loans. The covered loans acquired are, and will continue to be, subject to the Bank’s internal and external credit review and monitoring. Credit deterioration, if any, beyond the respective acquisition date fair value amounts of the covered loans under ASC 310-30 will be separately measured and accounted for under ASC 310-30. If required, the establishment of an allowance for covered loans accounted for under ASC 310-30 will result in a charge to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of June 30, 2012 and December 31, 2011, there is no allowance for the covered loans accounted for under ASC 310-30 due to deterioration of credit quality.

The Company recorded $33.6 million in loan loss provisions for the six months ended June 30, 2012, as compared to $53.0 million for the six months ended June 30, 2011. It is the Company’s policy to promptly charge-off the amount of impairment on a loan which represents the difference in the outstanding loan balance and the fair value of the collateral or discounted cash flow. Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. For the six months ended June 30, 2012, the Company recorded $22.0 million in net charge-offs in comparison to $65.8 million for the six months ended June 30, 2011. The following tables detail activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the three and six months ended June 30, 2012, and the year ended December 31, 2011. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2012
Beginning balance	$51,193	$70,990	$88,113	$3,957	$8,268	$—	$222,521
Provision for loan losses	86	3,930	11,126	1,727	(1,095)	(274)	15,500
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	274	274
Charge-offs	(1,536)	(4,871)	(7,481)	(928)	—	—	(14,816)
Recoveries	242	2,027	857	22	—	—	3,148
Net charge-offs	(1,294)	(2,844)	(6,624)	(906)	—	—	(11,668)
Ending balance	$49,985	$72,076	$92,615	$4,778	$7,173	$—	$226,627

Ending balance allocated to:
Loans individually evaluated for impairment	$1,942	$2,460	$5,161	$—	$—	$—	$9,563
Loans collectively evaluated for impairment	48,043	69,616	87,454	4,778	7,173	—	217,064
Loans acquired with deteriorated credit quality(2)	—	—	—	—	—	—	—
Ending balance	$49,985	$72,076	$92,615	$4,778	$7,173	$—	$226,627

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Unallocated	Total
	(In thousands)
Six months ended June 30, 2012
Beginning balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523
Provision for loan losses	1,189	16,395	12,441	1,545	526	1,504	33,600
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	(1,504)	(1,504)
Charge-offs	(4,567)	(15,578)	(10,368)	(1,091)	—	—	(31,604)
Recoveries	1,183	4,802	3,522	105	—	—	9,612
Net charge-offs	(3,384)	(10,776)	(6,846)	(986)	—	—	(21,992)
Ending balance	$49,985	$72,076	$92,615	$4,778	$7,173	$—	$226,627

Ending balance allocated to:
Loans individually evaluated for impairment	$1,942	$2,460	$5,161	$—	$—	$—	$9,563
Loans collectively evaluated for impairment	48,043	69,616	87,454	4,778	7,173	—	217,064
Loans acquired with deteriorated credit quality(2)	—	—	—	—	—	—	—
Ending balance	$49,985	$72,076	$92,615	$4,778	$7,173	$—	$226,627

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Unallocated	Total
	(In thousands)
Year ended December 31, 2011
Beginning balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633
Provision for loan losses	15,416	22,817	50,848	2,455	2,422	1,048	95,006
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	(1,048)	(1,048)
Charge-offs	(13,323)	(78,803)	(30,606)	(1,959)	—	—	(124,691)
Recoveries	596	4,691	7,041	295	—	—	12,623
Net charge-offs	(12,727)	(74,112)	(23,565)	(1,664)	—	—	(112,068)
Ending balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523

Ending balance allocated to:
Loans individually evaluated for impairment	$2,255	$5,951	$4,835	$—	$—	$—	$13,041
Loans collectively evaluated for impairment	49,925	60,506	82,185	4,219	6,647	—	203,482
Loans acquired with deteriorated credit quality (2)	—	—	—	—	—	—	—
Ending balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523

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

The Company’s recorded investment in total loans receivable as of June 30, 2012 and December 31, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Total
	(In thousands)
June 30, 2012
Loans individually evaluated for impairment	$49,721	$91,921	$27,549	$3,306	$—	$172,497
Loans collectively evaluated for impairment	2,881,097	3,652,775	3,391,088	697,413	494,408	11,116,781
Loans acquired with deteriorated credit quality (1)	1,172,522	2,019,552	323,470	59,207	—	3,574,751
Ending balance	$4,103,340	$5,764,248	$3,742,107	$759,926	$494,408	$14,864,029

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Total
	(In thousands)
December 31, 2011
Loans individually evaluated for impairment	$43,395	$143,631	$31,338	$2,249	$—	$220,613
Loans collectively evaluated for impairment	2,686,408	3,688,734	3,111,135	581,536	583,804	10,651,617
Loans acquired with deteriorated credit quality (1)	1,331,615	2,322,062	413,479	67,124	—	4,134,280
Ending balance	$4,061,418	$6,154,427	$3,555,952	$650,909	$583,804	$15,006,510

(1)            The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30. The total principal balance is presented and excludes the purchase discount and any additional advances subsequent to acquisition date.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions—The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of June 30, 2012 and December 31, 2011, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $12.5 million and $11.0 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.85 billion and $2.10 billion at June 30, 2012 and December 31, 2011, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing or has limited recourse. The majority of these loans are residential and CRE at June 30, 2012 and December 31, 2011. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions, $5.6 million and $4.4 million pertain to these loans as of June 30, 2012 and December 31, 2011, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

NOTE 9 — AFFORDABLE HOUSING PARTNERSHIPS AND OTHER INVESTMENTS

The Company invests in certain limited partnerships that are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company’s ownership amount in each limited partnership varies. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. The Company is not the primary beneficiary and, therefore, not required to consolidate these entities. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company uses either the equity method or cost method of accounting. The limited partnerships are being amortized over the lives of the related tax credit. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest. The balance of the investments in these entities was $181.9 million and $144.4 million at June 30, 2012 and December 31, 2011, respectively, and is included in investment in affordable housing partnerships in the condensed consolidated balance sheets.

The Company also invests in certain limited partnerships that qualify for Community Reinvestment Act (CRA) credits or that qualify for other types of tax credits. The Community Reinvestment Act encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. The balance of CRA and other investments was $50.8 million and $49.7 million at June 30, 2012 and December 31, 2011, respectively, and is included in other assets in the condensed consolidated balance sheets.

The Company has unfunded commitments related to the affordable housing and other investments that are payable on demand. Total unfunded commitments for these investments were $99.1 million and $86.0 million at June 30, 2012 and December 31, 2011, respectively, and are recorded in accrued expenses and other liabilities in the condensed consolidated balance sheets.

NOTE 10 — PREMISES AND EQUIPMENT

At June 30, 2012, total premises and equipment was $179.8 million with accumulated depreciation and amortization of $64.2 million and a net value of $115.6 million. At December 31, 2011, total premises and equipment was $178.6 million with accumulated depreciation and amortization of $59.7 million and a net value of $118.9 million.

Capitalized assets are depreciated or amortized on a straight-line basis in accordance with the estimated useful life for each fixed asset class. The estimated useful life for furniture and fixtures is seven years, office equipment is five years, and twenty-five years for buildings and improvements. Leasehold improvements are amortized over the shorter of the term of the lease or useful life.

NOTE 11 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of June 30, 2012 and December 31, 2011. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of June 30, 2012, the Company’s market capitalization based on total outstanding common and preferred shares was $3.47 billion and its total stockholders’ equity was $2.29 billion. The Company performed its annual impairment test as of December 31, 2011 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of June 30, 2012 and December 31, 2011, the gross carrying amount of premiums on acquired deposits totaled $115.3 million and $117.6 million, respectively, and the related accumulated amortization totaled $53.8 million and $50.4 million, respectively. The decrease in the gross carrying value is due to the full amortization and removal of a specific premium acquired on deposits.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $2.8 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense of premiums on acquired deposits was $5.7 million and $6.3 million for the six months ended June 30, 2012 and 2011, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Amount
(In thousands)
Estimated Amortization Expense of Premiums on Acquired Deposits
Six Months Ending December 31, 2012	$5,195
Year Ending December 31, 2013	9,365
Year Ending December 31, 2014	8,454
Year Ending December 31, 2015	7,543
Year Ending December 31, 2016	6,634
Thereafter	24,289
Total	$61,480

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Credit Extensions—In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements. As of June 30, 2012 and December 31, 2011, undisbursed loan commitments amounted to $2.32 billion and $2.19 billion, respectively. Commercial and standby letters of credit amounted to $1.97 billion and $1.64 billion as of June 30, 2012 and December 31, 2011, respectively.

Guarantees—From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of June 30, 2012, total loans sold or securitized with recourse amounted to $527.0 million and were comprised of $51.8 million in single-family loans with full recourse and $475.2 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $589.9 million at December 31, 2011 comprised of $54.5 million in single-family loans with full recourse and $535.4 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $5.6 million as of June 30, 2012 and $4.4 million as of December 31, 2011, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of June 30, 2012 and December 31, 2011, the amount of loans sold without recourse totaled $1.06 billion and $1.23 billion, respectively. Total loans securitized without recourse amounted to $260.7 million and $273.7 million, respectively, at June 30, 2012 and December 31, 2011. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation—Neither the Company nor the Bank is involved in any material legal proceedings at June 30, 2012. The Bank, from time to time, is a party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

Other Commitments—The Company has commitments to invest in affordable housing funds, and other investments qualifying for community reinvestment tax credits.  These commitments are payable on demand.  As of June 30, 2012 and December 31, 2011 these commitments were $99.1 million and $86.0 million, respectively. These commitments are recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet.

NOTE 13 — STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering—In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred shares into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares. This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred shares to be converted into shares of the Company’s common stock. Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share. The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. As of June 30, 2012, 85,710 shares were outstanding.

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

Stock Repurchase Program—On January 19, 2012, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company’s common stock. During the first half of 2012, the Company repurchased 6,784,227 shares at a weighted average price of $22.08 per share.  The Company did not repurchase any shares during the six months ended June 30, 2011.

Quarterly Dividends—In April 2012, the Company declared the payment of second quarter dividends of $20.00 per share on the Company’s Series A preferred stock, payable on or about May 1, 2012 to shareholders of record as of April 15, 2012. Total cash dividends paid in conjunction with the Company’s Series A preferred stock amounted to $1.7 million and $3.4 million during the three and six months ended June 30, 2012.

In April 2012, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.10 per share payable on or about May 24, 2012 to shareholders on record on May 10, 2012. Cash dividends totaling $14.5 million and $29.3 million were paid to the Company’s common shareholders during the three and six months ended June 30, 2012.

Earnings Per Share (“EPS”)—The number of shares outstanding at June 30, 2012 was 142,645,812. The Company applies the two-class method of computing basic EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stocks, which receive dividends as declared, qualify as participating securities. Restricted stock units issued by the Company are not considered participating securities, as they do not have dividend distribution rights during the vesting period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus potential dilutive shares.

The following table sets forth earnings per share calculations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$70,557
Less:
Preferred stock dividends	(1,714)
Earnings allocated to participating securities	(859)
Basic EPS – income allocated to common stockholders (1)	$67,984	142,107	$0.48
Effect of dilutive securities:
Stock options	—	36
Restricted stock units	7	72
Convertible preferred stock	1,714	5,571
Diluted EPS – income allocated to common stockholders (1)	$69,705	147,786	$0.47

	Three Months Ended June 30, 2011
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$60,525
Less:
Preferred stock dividends	(1,714)
Basic EPS – income available to common stockholders	$58,811	147,011	$0.40
Effect of dilutive securities:
Stock options	—	73
Restricted stock awards	35	692
Convertible preferred stock	1,714	5,571
Diluted EPS – income available to common stockholders	$60,560	153,347	$0.39

	Six Months Ended June 30, 2012
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$138,640
Less:
Preferred stock dividends	(3,428)
Earnings allocated to participating securities	(1,718)
Basic EPS – income allocated to common stockholders (1)	$133,494	143,727	$0.93
Effect of dilutive securities:
Stock options	—	41
Restricted stock units	15	75
Convertible preferred stock	3,428	5,571
Diluted EPS – income allocated to common stockholders (1)	$136,937	149,414	$0.92

	Six Months Ended June 30, 2011
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$116,596
Less:
Preferred stock dividends	(3,429)
Basic EPS – income available to common stockholders	$113,167	146,937	$0.77
Effect of dilutive securities:
Stock options	—	96
Restricted stock awards	41	685
Convertible preferred stock	3,429	5,571
Stock warrants	—	60
Diluted EPS – income available to common stockholders	$116,637	153,349	$0.76

The following outstanding stock options, and restricted stock awards for the three and six months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012		2011	2012		2011
	(In thousands)
Stock options	334		864	365		861
Restricted stock awards	1	(1)	395	2	(1)	257

(1)          On April 1, 2012, the Company revised its calculation of earnings per share to account for participating securities under the two-class method.  This revision to the earnings per share calculation does not have an impact to previous periods as the amounts are immaterial.

Accumulated Other Comprehensive (Loss) Income—As of June 30, 2012, total accumulated other comprehensive loss was ($15.9) million which includes the following components: net unrealized loss on securities available for sale of ($16.8) million and foreign exchange translation adjustment of $912 thousand.  As of June 30, 2011, total accumulated other comprehensive income was $4.4 million which includes the following components: net unrealized gain on securities available for sale of $3.6 million and foreign exchange translation adjustment of $848 thousand.

Activity in accumulated other comprehensive (loss) income, net of tax, for the six months ended June 30, 2012 and 2011, was as follows:

	Unrealized gain (loss) on
	investment securities	Foreign currency
	available-for-sale	translation adjustments	Total
		(In thousands)
Balance, December 31, 2010	$(13,927)	$1,513	$(12,414)
Period Change	17,509	(665)	16,844
Balance, June 30, 2011	$3,582	$848	$4,430
Balance, December 31, 2011	$(34,848)	$908	$(33,940)
Period Change	18,013	4	18,017
Balance, June 30, 2012	$(16,835)	$912	$(15,923)

The following table sets forth the tax effects allocated to each component of other comprehensive income for the three and six months ended June 30, 2012 and 2011:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
		(In thousands)
Three Months Ended June 30, 2012
Unrealized gain on investment securities available-for-sale:
Unrealized gains on holding gains arising during period	$1,728	$(726)	$1,002
Less: reclassification adjustment for gains included in income	(71)	30	(41)
Net unrealized gains	1,657	(696)	961
Noncredit-related impairment loss on securities	—	—	—
Foreign currency translation adjustments	(10)	4	(6)
Other comprehensive income	$1,647	$(692)	$955

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
		(In thousands)
Three Months Ended June 30, 2011
Unrealized gain on investment securities available-for-sale:
Unrealized gains on holding gains arising during period	$26,148	$(10,982)	$15,166
Less: reclassification adjustment for gains included in income	(1,117)	469	(648)
Net unrealized gains	25,031	(10,513)	14,518
Noncredit-related impairment loss on securities	—	—	—
Foreign currency translation adjustments	116	(49)	67
Other comprehensive income	$25,147	$(10,562)	$14,585

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
		(In thousands)
Six Months Ended June 30, 2012
Unrealized gain on investment securities available-for-sale:
Unrealized gains on holding gains arising during period	$36,676	$(15,404)	$21,272
Less: reclassification adjustment for gains included in income	(554)	233	(321)
Net unrealized gains	36,122	(15,171)	20,951
Noncredit-related impairment loss on securities	(5,066)	2,128	(2,938)
Foreign currency translation adjustments	7	(3)	4
Other comprehensive income	$31,063	$(13,046)	$18,017

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
		(In thousands)
Six months ended June 30, 2011
Unrealized gain on investment securities available-for-sale:
Unrealized gains on holding gains arising during period	$38,911	$(16,342)	$22,569
Less: reclassification adjustment for gains included in income	(3,632)	1,526	(2,107)
Net unrealized gains	35,279	(14,816)	20,462
Noncredit-related impairment loss on securities	(5,091)	2,138	(2,953)
Foreign currency translation adjustments	(1,147)	482	(665)
Other comprehensive income	$29,041	$(12,196)	$16,844

NOTE 14 — FEDERAL HOME LOAN BANK ADVANCES

Total outstanding Federal Home Loan Bank (“FHLB”) advances amounted to $362.9 million and $455.3 million at June 30, 2012 and December 31, 2011. During the six months ended June 30, 2012, the Company modified $300.0 million of fixed rate FHLB advances into adjustable rate advances, reducing the effective interest rate on these borrowings from 2.27% to 1.36%. As a result of the modification the Company incurred a $37.7 million modification cost which has been deferred and is being treated as a discount on the corresponding debt.

NOTE 15 — BUSINESS SEGMENTS

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$92,369	$152,148	$21,845	$266,362
Charge for funds used	(22,149)	(29,922)	10,508	(41,563)
Interest spread on funds used	70,220	122,226	32,353	224,799
Interest expense	(14,218)	(5,196)	(13,791)	(33,205)
Credit on funds provided	33,731	3,292	4,540	41,563
Interest spread on funds provided	19,513	(1,904)	(9,251)	8,358
Net interest income	$89,733	$120,322	$23,102	$233,157
Provision for loan losses	$10,375	$5,125	$—	$15,500
Depreciation, amortization and accretion	2,466	(6,474)	10,013	6,005
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	18,483	63,257	22,654	104,394
Segment assets	6,516,382	10,058,264	4,951,088	21,525,734

	Three Months Ended June 30, 2011
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$94,964	$153,015	$26,489	$274,468
Charge for funds used	(24,091)	(37,356)	(260)	(61,707)
Interest spread on funds used	70,873	115,659	26,229	212,761
Interest expense	(23,538)	(8,002)	(15,592)	(47,132)
Credit on funds provided	54,387	3,456	3,864	61,707
Interest spread on funds provided	30,849	(4,546)	(11,728)	14,575
Net interest income	$101,722	$111,113	$14,501	$227,336
Provision for loan losses	$1,787	$24,713	$—	$26,500
Depreciation, amortization and accretion	13,427	20,999	3,920	38,346
Goodwill	320,566	16,872	—	337,438
Segment pre-tax (loss) profit	28,703	38,675	28,352	95,730
Segment assets	6,212,906	10,491,816	5,167,986	21,872,708

	Six Months Ended June 30, 2012
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$178,622	$295,113	$46,677	$520,412
Charge for funds used	(44,409)	(59,671)	19,428	(84,652)
Interest spread on funds used	134,213	235,442	66,105	435,760
Interest expense	(29,766)	(12,262)	(26,309)	(68,337)
Credit on funds provided	68,771	6,416	9,465	84,652
Interest spread on funds provided	39,005	(5,846)	(16,844)	16,315
Net interest income	$173,218	$229,596	$49,261	$452,075
Provision for loan losses	$17,289	$16,311	$—	$33,600
Depreciation, amortization and accretion	14,399	10,658	19,617	44,674
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	40,242	123,684	48,263	212,189
Segment assets	6,516,382	10,058,264	4,951,088	21,525,734

	Six Months Ended June 30, 2011
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$182,754	$298,350	$47,699	$528,803
Charge for funds used	(49,679)	(77,553)	500	(126,732)
Interest spread on funds used	133,075	220,797	48,199	402,071
Interest expense	(46,109)	(13,987)	(32,537)	(92,633)
Credit on funds provided	111,732	6,934	8,066	126,732
Interest spread on funds provided	65,623	(7,053)	(24,471)	34,099
Net interest income	$198,698	$213,744	$23,728	$436,170
Provision for loan losses	$8,943	$44,063	$—	$53,006
Depreciation, amortization and accretion	28,127	48,100	7,185	83,412
Goodwill	320,566	16,872	—	337,438
Segment pre-tax (loss) profit	56,393	87,274	38,643	182,310
Segment assets	6,212,906	10,491,816	5,167,986	21,872,708

NOTE 16 — SUBSEQUENT EVENTS

Dividend Payout

In July 2012, the Company’s Board of Directors approved the payment of third quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend is payable on or about August 1, 2012 to shareholders of record as of July 15, 2012. Additionally, the Board declared a quarterly dividend of $0.10 per share on the Company’s common stock payable on or about August 24, 2012 to shareholders of record as of August 10, 2012.

Stock Repurchase

Subsequent to June 30, 2012, the Company repurchased approximately $28.8 million worth of common stock, pursuant to the Stock Repurchase Plan approved in January 2012.

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

Overview

For the second quarter of 2012, net income was $70.6 million or $0.47 per dilutive share. Net income grew 4% or $2.5 million from the first quarter of 2012 and 17% or $10.0 million from the second quarter of 2011. Earnings per dilutive share grew 4% or $0.02 from the first quarter of 2012 and 21% or $0.08 from the second quarter of 2011.

At June 30, 2012, total assets equaled $21.5 billion compared to $21.7 billion at March 31, 2012. Average earning assets decreased slightly during the second quarter of 2012, down $14.1 million compared to the prior quarter.  The small decrease in total assets and average earning assets during the second quarter was primarily attributable to a decrease in investment securities of $833.0 million, due to sales, calls and maturities, offset by purchases. As of June 30, 2012, excess cash from these activities had not yet been reinvested, resulting in an increase in cash and cash equivalents of $793.8 million.

Total gross loans receivable at June 30, 2012 equaled $14.3 billion, compared to $14.5 billion as of March 31, 2012. During the second quarter non-covered loan balances excluding loans held for sale, grew $296.8 million or 3%. This growth was largely due to increases in commercial and trade finance loans, and single family loans, which grew $180.0 million or 6% and $64.8 million or 3%, respectively.

Covered loans totaled $3.4 billion as of June 30, 2012, a decrease of $267.1 million or 7% from March 31, 2012. The decrease in the covered loan portfolio was primarily due to payoffs and paydown activity, as well as charge-offs.

At June 30, 2012, total deposits equaled $17.3 billion, unchanged from March 31, 2012. In the second quarter of 2012, we continued to execute our strategy to grow low-cost, commercial deposits while reducing our reliance on higher cost time deposits. Core deposits increased to a record $11.0 billion at June 30, 2012, or an increase of $476.9 million or 5% from March 31, 2012. Time deposits decreased by $473.6 million or 7% from March 31, 2012 to $6.3 billion at June 30, 2012.

Credit Quality

During the second quarter of 2012, the provision for loan losses and nonperforming assets were lower than the previous quarter and the prior year as a result of continued credit quality improvement. The provision for loan losses was $15.5 million for the second quarter of 2012, a decrease of 14% or $2.6 million from the prior quarter, and a decrease of 42% or $11.0 million as compared to the second quarter of 2011. Additionally, nonaccrual loans excluding covered loans, decreased to $112.4 million or 0.78% of total loans as of June 30, 2012.

East West maintained an allowance for non-covered loan losses at $219.5 million or 2.03% of non-covered loans receivable at June 30, 2012. This compares to an allowance for non-covered loan losses of $214.3 million or 2.04% of non-covered loans at March 31, 2012 and $213.8 million or 2.29% of non-covered loans at June 30, 2011.

Capital Strength

Our capital ratios remain very strong. As of June 30, 2012, our Tier 1 leverage capital ratio totaled 9.7%, our Tier 1 risk-based capital ratio totaled 15.7% and our total risk-based capital ratio totaled 17.3%. East West exceeds well capitalized requirements for all regulatory guidelines by more than $900 million.

On June 7, 2012, the three federal banking agencies proposed a broad and comprehensive revision of the regulatory capital rules applicable to all U.S. banks, savings associations, all bank holding companies, that would replace current capital rules to harmonize them with international capital standards, known as Basel III, as well as certain provisions of the Dodd-Frank Act.  When fully implemented, the new rules will completely replace the agencies’ existing Basel I-based capital requirements, generally requiring U.S. banking organizations to hold higher amounts of capital, especially common equity, against their risk-weighted assets. If our capital ratios were calculated based upon our interpretation of the latest Basel III capital proposals, including the notices of proposed rulemaking issued by the federal banking agencies, then as of June 30, 2012, we would be more than adequately capitalized.

During the second quarter of 2012, the Company repurchased 2.2 million shares of common stock at an average price of $21.95 per share, or $49.0 million in total cost. Under the repurchase program authorized by East West’s Board of Directors earlier in the year, management has the authority to repurchase up to a total of $200.0 million of the Company’s common stock. As of June 30, 2012, the Company had repurchased a total of 6.8 million shares of common stock under the repurchase program at a total cost of $149.9 million.

The Company’s Board of Directors approved the payment of third quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend is payable on or about August 1, 2012 to shareholders of record as of July 15, 2012. Additionally, the Board declared a quarterly dividend of $0.10 per share on the Company’s common stock payable on or about August 24, 2012 to shareholders of record as of August 10, 2012.

Results of Operations

Net income for the second quarter of 2012 totaled $70.6 million, compared with $60.5 million for the second quarter of 2011. Diluted earnings per share was $0.47 and $0.39 for the second quarters of 2012 and 2011, respectively. Our annualized return on average total assets increased to 1.32% for the quarter ended June 30, 2012, from 1.12% for the same period in 2011. The annualized return on average common stockholders’ equity increased to 12.46% for the second quarter of 2012, compared with 11.06% for the second quarter of 2011.

Components of Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Net interest income	$233.2	$227.3	$452.0	$436.2
Provision for loan losses	(15.5)	(26.5)	(33.6)	(53.0)
Noninterest (loss) income	(11.7)	12.5	10.1	23.5
Noninterest expense	(101.6)	(117.6)	(216.4)	(224.4)
Provision for income taxes	(33.8)	(35.2)	(73.5)	(65.7)
Net income	$70.6	$60.5	$138.6	$116.6

Annualized return on average total assets	1.32%	1.12%	1.29%	1.10%

Annualized return on average common equity	12.46%	11.06%	12.23%	10.80%

Annualized return on average total equity	12.31%	10.95%	12.09%	10.70%

Net Interest Income

Our primary source of revenue is net interest income which is the difference between interest earned on loans, investment securities, and other earning assets less the interest expense on deposits, borrowings, and other interest-bearing liabilities. Net interest income for the second quarter of 2012 totaled $233.2 million, a 3% increase over net interest income of $227.3 million for the same period in 2011.

Net interest margin, defined as net interest income divided by average earning assets, increased by 11 basis points to 4.81% during the second quarter of 2012, from 4.70% during the second quarter of 2011. For the six months ended June 30, 2012, net interest margin increased by 5 basis points to 4.66% from 4.61% for the same period ended 2011. During 2012 and 2011, our covered loan yield was positively impacted by the accretion from the covered loans under ASC 310-30. The increase in net interest margin during the three and six months ended June 30, 2012 resulted primarily from lower costs of deposits and other interest-bearing liabilities.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,504,325	$5,774	1.54%	$1,006,402	$4,500	1.79%
Securities purchased under resale agreements	1,026,923	4,758	1.86%	1,068,975	5,109	1.92%
Investment securities available-for-sale (3)	2,487,725	16,913	2.73%	3,220,795	23,253	2.90%
Loans receivable (2)(3)	10,742,672	125,526	4.70%	9,418,750	119,739	5.10%
Loans receivable – covered(2)	3,572,300	112,510	12.67%	4,487,610	121,034	10.82%
FHLB and FRB stock	174,965	881	2.02%	200,437	833	1.67%
Total interest-earning assets	19,508,910	266,362	5.49%	19,402,969	274,468	5.67%
Noninterest-earning assets:
Cash and cash equivalents	234,918			270,259
Allowance for loan losses	(226,112)			(228,587)
Other assets	2,009,678			2,129,462
Total assets	$21,527,394			$21,574,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$978,085	$725	0.30%	$793,349	$699	0.35%
Money market accounts	4,831,665	4,243	0.35%	4,374,404	5,848	0.54%
Savings deposits	1,232,663	647	0.21%	1,034,486	933	0.36%
Time deposits	6,474,566	13,562	0.84%	7,653,112	21,650	1.13%
Federal funds purchased	9	—	—	—	—	—
FHLB advances	393,982	1,353	1.38%	738,094	3,956	2.15%
Securities sold under repurchase agreements	995,000	11,591	4.69%	1,064,096	12,116	4.57%
Long-term debt	212,178	1,084	2.05%	235,343	1,787	3.05%
Other borrowings	—	—	—	20,972	143	2.73%
Total interest-bearing liabilities	15,118,148	33,205	0.88%	15,913,856	47,132	1.19%
Noninterest-bearing liabilities:
Demand deposits	3,724,399			2,935,704
Other liabilities	378,905			513,940
Stockholders’ equity	2,305,942			2,210,603
Total liabilities and stockholders’ equity	$21,527,394			$21,574,103
Interest rate spread			4.61%			4.48%
Net interest income and net interest margin		$233,157	4.81%		$227,336	4.70%

(1)                Annualized.

(2)                Average balances include nonperforming loans.

(3)                Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling $(1.7) million and $5.4 million for the three months ended June 30, 2012 and 2011, respectively. Also includes the net (amortization) of deferred loans fees totaling ($4.3) million and ($2.9) million for the three months ended June 30, 2012 and 2011, respectively.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012			2011
	Average		Average Yield	Average		Average Yield
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,276,498	$12,306	1.94%	$995,055	$7,240	1.47%
Securities purchased under resale agreements	910,857	9,072	2.00%	984,020	9,379	1.92%
Investment securities available-for-sale(3)	2,725,123	38,145	2.81%	3,020,860	42,110	2.81%
Loans receivable(2)(3)	10,711,442	251,201	4.72%	9,271,782	234,650	5.10%
Loans receivable – covered(2)	3,712,894	207,874	11.26%	4,591,211	233,649	10.26%
FHLB and FRB stock	179,164	1,814	2.04%	204,992	1,775	1.75%
Total interest-earning assets	19,515,978	520,412	5.36%	19,067,920	528,803	5.59%
Noninterest-earning assets:
Cash and cash equivalents	252,896			277,214
Allowance for loan losses	(224,646)			(232,371)
Other assets	2,064,695			2,120,150
Total assets	$21,608,923			$21,232,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$970,526	$1,413	0.29%	$782,547	$1,347	0.35%
Money market accounts	4,748,698	8,244	0.35%	4,374,322	11,823	0.55%
Savings deposits	1,207,994	1,229	0.20%	1,003,074	1,665	0.33%
Time deposits	6,659,958	28,455	0.86%	7,397,717	40,277	1.10%
Federal fund purchased	4,470	2	0.11%		—	—
FHLB advances	412,879	3,495	1.70%	875,290	9,733	2.24%
Securities sold under repurchase agreements	1,000,908	23,313	4.68%	1,072,124	24,133	4.54%
Long-term debt	212,178	2,186	2.07%	235,456	3,359	2.88%
Other borrowings	—	—	—	16,122	296	3.70%
Total interest-bearing liabilities	15,217,611	68,337	0.90%	15,756,652	92,633	1.19%
Noninterest-bearing liabilities:
Demand deposits	3,635,300			2,828,933
Other liabilities	450,183			468,704
Stockholders’ equity	2,305,829			2,178,624
Total liabilities and stockholders’ equity	$21,608,923			$21,232,913
Interest rate spread			4.46%			4.40%
Net interest income and net interest margin		$452,075	4.66%		$436,170	4.61%

(1)                Annualized.

(2)                Average balances include nonperforming loans.

(3)                Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling $(4.4) million and $7.8 million for the six months ended June 30, 2012 and 2011, respectively. Also includes the net (amortization) of deferred loans fees totaling ($7.7) million and ($5.5) million for the six months ended June 30, 2012 and 2011, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2012 vs. 2011			2012 vs. 2011
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Due from banks and short-term investments	$1,274	$1,981	$(707)	$5,066	$2,357	$2,709
Securities purchased under resale agreements	(351)	(198)	(153)	(307)	(717)	410
Investment securities available-for-sale	(6,340)	(5,047)	(1,293)	(3,965)	(4,139)	174
Loans receivable	5,787	15,967	(10,180)	16,551	34,620	(18,069)
Loans receivable – covered	(8,524)	(26,959)	18,435	(25,775)	(47,636)	21,861
FHLB and FRB stock	48	(113)	161	39	(240)	279
Total interest and dividend income	$(8,106)	$(14,369)	$6,263	$(8,391)	$(15,755)	$7,364

INTEREST-BEARING LIABILITIES:
Checking accounts	$26	$147	$(121)	$66	$293	$(227)
Money market accounts	(1,605)	562	(2,167)	(3,579)	942	(4,521)
Savings deposits	(286)	155	(441)	(436)	295	(731)
Time deposits	(8,088)	(3,012)	(5,076)	(11,822)	(3,743)	(8,079)
Federal funds purchased	—	—	—	2	1	1
FHLB advances	(2,603)	(1,470)	(1,133)	(6,238)	(4,296)	(1,942)
Securities sold under repurchase agreements	(525)	(800)	275	(820)	(1,640)	820
Long-term debt	(703)	(163)	(540)	(1,173)	(308)	(865)
Other borrowings	(143)	(71)	(72)	(296)	(148)	(148)
Total interest expense	$(13,927)	$(4,652)	$(9,275)	$(24,296)	$(8,604)	$(15,692)
CHANGE IN NET INTEREST INCOME	$5,821	$(9,717)	$15,538	$15,905	$(7,151)	$23,056

(1)                Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

We recorded $15.5 million and $33.6 million in provision for loan losses during the second quarter and first half of 2012. In comparison we recorded $26.5 million and $53.0 million in provision for loan losses during the second quarter and first half of 2011, respectively. The Company recorded $11.7 million and $22.0 million in net charge-offs during the second quarter and first half of 2012, compared to $31.6 million and $65.8 million in net charge-offs recorded during the second quarter and first half of 2011. Provision for loan losses has declined for several quarters as a result of overall credit quality improvement.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest (Loss) Income

The following table sets forth the various components of noninterest (loss) income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Impairment loss on investment securities recognized in earnings	$—	$—	$(0.1)	$(0.4)
Decrease in FDIC indemnification asset and receivable	(40.3)	(18.8)	(45.8)	(36.2)
Branch fees	8.6	9.1	16.9	16.8
Net gain on sales of investment securities	0.1	1.1	0.6	3.6
Net gain on sale of fixed assets	—	2.2	0.1	2.2
Letters of credit fees and commissions	4.5	3.4	8.8	6.4
Foreign exchange income	0.6	2.8	2.4	4.8
Ancillary loan fees	2.2	2.0	4.2	4.0
Income from life insurance policies	1.0	1.1	1.9	2.1
Net gain on sales of loans	6.4	5.9	11.6	13.3
Other operating income	5.2	3.7	9.5	6.9
Total	$(11.7)	$12.5	$10.1	$23.5

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

We recorded a noninterest loss of ($11.7) million for the three months ended June 30, 2012, a decrease of $24.2 million, compared to noninterest income of $12.5 million recorded for the same period in 2011. For the first half of 2012, noninterest income totaled $10.1 million, compared to the $23.5 million recorded during the first half of 2011. The decreases in noninterest income for both periods in 2012 are primarily due to a larger decrease in the net reduction of the FDIC indemnification asset and receivable, decreases in net gain on sales of investment securities and fixed assets, partially offset by an increase in letters of credit fees and commissions.

For the three and six months ended June 30, 2012, the net reduction in the FDIC indemnification asset and receivable recorded in noninterest income was ($40.3) and ($45.8) million, respectively. The decrease in the FDIC indemnification asset and receivable resulted from loan disposal activity, recoveries and amortization as well as proceeds from reimbursable expense claims. During the second quarter and first half of 2012 we incurred $3.3 million and $18.5 million, respectively, in expenses on covered loans and other real estate owned, 80% or $2.7 million and $14.8 million, respectively, of which is reimbursable from the FDIC.

Letters of credit fees and commissions income for the three and six months ended June 30, 2012 was $4.5 million and $8.8 million, respectively, compared to $3.4 million and $6.4 million, respectively, for the three and six months ended June 30, 2011. The increase as compared to 2011 results from an increased volume in trade finance loans.

For the second quarter of 2012 there was minimal net gain on sale of investment securities as compared to $1.1 million for the second quarter of 2011. For the first half of 2012 and 2011, the net gain on sale of investment securities totaled $0.6 million and $3.6 million, respectively. During 2012, the Company reassessed the available for sale securities portfolio and elected to sell certain securities to reduce the exposure to specific industries within the corporate debt portfolio.

For the second quarter of 2012 there was minimal net gain on sales of fixed assets as compared to $2.2 million for the second quarter of 2011. For the first half of 2012, the net gain on sales of fixed assets was $0.1 million compared to $2.2 million for the first half of 2011. The decrease for both periods is due primarily to the sale of buildings at a gain, in May 2011.

Noninterest Expense

The following table sets forth the various components of noninterest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Compensation and employee benefits	$42.9	$40.9	$89.3	$79.1
Occupancy and equipment expense	13.0	12.2	26.6	24.8
Amortization of investments in affordable housing partnerships and other investments	4.4	4.6	8.9	9.1
Amortization of premiums on deposits acquired	2.8	3.1	5.7	6.3
Deposit insurance premiums and regulatory assessments	3.3	6.8	7.3	14.0
Loan-related expenses	4.2	4.3	8.7	7.4
Other real estate owned expense	4.5	14.6	15.3	25.3
Legal expense	4.2	6.8	11.3	10.9
Prepayment penalty for FHLB advances	2.3	4.4	3.7	8.5
Data processing	2.2	2.1	4.7	4.7
Deposit-related expenses	1.7	1.4	3.1	2.5
Consulting expense	1.6	2.4	3.0	4.0
Other operating expenses	14.5	14.0	28.8	27.8
Total noninterest expense	$101.6	$117.6	$216.4	$224.4
Efficiency Ratio(1)	41.54%	43.95%	42.86%	43.57%

(1)     Represents noninterest expense, excluding the amortization of intangibles, amortization of premiums on deposits acquired, amortization of investments in affordable housing partnerships and other investments, and prepayment penalties for FHLB advances, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding items that are non-recurring in nature.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, decreased $16.0 million, or 14%, to $101.6 million during the second quarter of 2012, compared to $117.6 million for the same quarter in 2011, and decreased $8.0 million, or 4%, to $216.4 million during the first half of 2012, compared to $224.4 million for the same period in 2011.

Compensation and employee benefits increased $2.0 million, or 5%, to $42.9 million for the three months ended June 30, 2012, compared to $40.9 million for the same period in 2011, and increased $10.2 million, or 13%, to $89.3 million for the six months ended June 30, 2012, compared to $79.1 million for the same period in 2011. This increase in compensation and employee benefits was primarily due to an increase in restricted stock awards granted.

Other real estate owned expense decreased $10.1 million, or 69%, to $4.5 million for the three months ended June 30, 2012, compared to $14.6 million for the same period in 2011, and decreased $10.0 million, or 40%, to $15.3 million for the six months ended June 30, 2012, compared to $25.3 million for the same period in 2011. This decrease in other real estate owned expense is mainly due to a net decrease in valuation write-downs primarily related to covered OREO.

Legal expense decreased to $4.2 million in the second quarter of 2012, compared to $6.8 million in the second quarter of 2011, and increased to $11.3 million for the first half of 2012, compared to $10.9 million for the first half of 2011. The year to date increase was primarily due to expenses, in the first quarter of 2012, related to covered assets for which the expenses are 80% reimbursable by the FDIC. Loan related expenses remained fairly stable, decreasing $0.1 million to $4.2 million for during the three months ended June 30, 2012 compared to $4.3 million during the three months ended June 30, 2011 and increasing $1.3 million to $8.7 million during the six months ended June 30, 2012 compared to $7.4 million for the six months ended June 30, 2011.

Deposit insurance premiums and regulatory assessments decreased $3.5 million, or 51%, to $3.3 million for the three months ended June 30, 2012 compared to $6.8 million for the same period in 2011. Deposit insurance premiums and regulatory assessments decreased $6.7 million, or 48%, to $7.3 million for the six months ended June 30, 2012, compared to $14.0 million during the same period in 2011. The decrease in deposit insurance premiums and regulatory assessments for the three and six months ended June 30, 2012 is primarily due to a decrease in the assessment base and assessment rate.

During the three and six months ended June 30, 2012, FHLB advances of $30.0 million and $50.0 million, respectively, were prepaid with a related prepayment penalty of $2.3 million and $3.7 million, respectively.  $250.0 million and $450.0 million, respectively, of FHLB advance were prepaid with a related prepayment penalty of $4.4 million and $8.5 million, respectively, for the three and six months ended June 30, 2011.

Our efficiency ratio decreased to 41.54% for the three months ended June 30, 2012, compared to 43.95% for the corresponding period in 2011. For the first half of 2012, the efficiency ratio decreased to 42.86% for the six months ended June 30, 2012, compared to 43.57% for the corresponding period in 2011.

Income Taxes

The provision for income taxes was $33.8 million for the second quarter of 2012, representing an effective tax rate of 32.4%, compared to $35.2 million for the same period in 2011, representing an effective tax rate of 36.8%. Included in income taxes recognized during the second quarter of 2012 and 2011 are $8.7 million and $8.3 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships and other investments. During the second quarter of 2012, the Company closed its audits for the years 2000 through 2002 with the California Franchise Tax Board and received a settlement refund of $3.0 million related to various refund claims and other pending matters under review.

For the first half of 2012, the provision for income taxes was $73.5 million, representing an effective tax rate of 34.7%, compared to $65.7 million for the same period in 2011, representing an effective tax rate of 36.0%.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of June 30, 2012, the Company had a net deferred tax asset of $208.6 million.

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

For more information about our segments, including information about the underlying accounting and reporting process, please see Note 15 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Retail Banking

The Retail Banking segment reported pretax income of $18.5 million and $40.2 million for the three and six months ended June 30, 2012, respectively, compared to $28.7 and $56.4 million for the same periods in 2011, respectively. The decrease in pretax income for this segment during both periods of 2012 is driven by a decrease in net interest income and an increase in the provision for loan losses, offset by a decrease in noninterest expense.

Net interest income for this segment decreased $12.0 million to $89.7 million during the quarter ended June 30, 2012, compared to $101.7 million for the same period in 2011. Net interest income for the six months ended June 30, 2012 decreased $25.5 million to $173.2 million, compared to $198.7 million for the same period in 2011. The decrease in net interest income is primarily due to the low interest rate environment and flattening yield curve.

Noninterest income for this segment decreased $2.2 million to $2.6 million for the three months ended June 30, 2012, compared to $4.8 million recorded during the same period in 2011. The decrease in noninterest income for the second quarter 2012 is due to a larger decrease in the FDIC indemnification asset and receivable. Noninterest income for this segment increased $3.0 million to $14.4 million for the six months ended June 30, 2012, compared to $11.4 million recorded during the same period in 2011. The increase in noninterest income year to date is primarily due to an overall smaller decrease in the FDIC indemnification asset and receivable for this segment during the six months ended June 30, 2012 as compared to the same period in 2011.

Noninterest expense for this segment decreased $5.1 million to $46.6 million during the second quarter of 2012, compared with $51.7 million during the second quarter of 2011. The decrease in noninterest expense is primarily due to decreases in compensation and employee benefits, and FDIC insurance costs. Noninterest expense for this segment decreased $5.6 million to $101.6 million for the first half of 2012, compared to $107.2 million for the same period in 2011 primarily due to lower FDIC insurance costs.

Commercial Banking

The Commercial Banking segment reported pretax income of $63.3 million and $123.7 million for the three and six months ended June 30, 2012, respectively, compared to $38.7 million and $87.3 million for the same periods in 2011, respectively. The increase in pretax income for this segment during the second quarter and first half of 2012 is driven by an increase in net interest income and a decrease in the loan loss provision, offset by a decrease in noninterest income.

Net interest income for this segment increased $9.2 million to $120.3 million for the second quarter of 2012, compared to $111.1 million for the same period in 2011. For the first half of 2012, net interest increased $15.9 million to $229.6 million, compared to $213.7 million for the same period in 2011. The increase in net interest income is mainly due to larger discount accretion in interest income from the covered loan portfolio.

Noninterest income for this segment decreased $20.7 million to a loss of ($18.4) million during the second quarter of 2012, compared to income of $2.3 million for the same period in 2011. For the six months ended June 30, 2012, noninterest income decreased $15.0 million to a loss of ($11.2) million, compared to income of $3.8 million for the same period in 2011. The decrease in noninterest income for the second quarter and first half of 2012 is primarily due to a larger decrease in the FDIC indemnification asset and receivable.

Noninterest expense for this segment decreased $9.2 million to $28.9 million during the second quarter of 2012, compared to $38.1 million for the same period in 2011. The decrease in noninterest expense for the second quarter of 2012 is primarily due to a decrease in REO-related expenses.  For the six months ended June 30, 2012, noninterest expense increased $2.7 million to $71.1 million, compared to $68.4 million for the same period in 2011. The increase in noninterest expense for the first half of 2012 is primarily driven by an increase in compensation and employee benefits, legal fees, and loan-related expenses, offset by lower REO-related expenses.

Other

The Other segment reported pretax income of $22.7 million for the quarter ended June 30, 2012, compared to $28.4 million recorded in the same period in 2011. For the six months ended June 30, 2012, pretax income for the segment was $48.3 million, compared to $38.6 million recorded in the same period of 2011.

For the quarter ended June 30, 2012, net interest income increased $8.6 million to $23.1 million, compared to $14.5 million for the same quarter in 2011. For the six months ended June 30, 2012, net interest income increased $25.5 million to $49.2 million, compared to $23.7 million for the same period in 2011.

Noninterest income for this segment decreased $1.3 million to $4.1 million during the second quarter of 2012, compared to $5.4 million for the same period in 2011. For the six months ended June 30, 2012, noninterest income decreased $1.5 million to $6.8 million, compared to $8.3 million for the same period in 2011. The decrease in noninterest income in 2012 is primarily due to lower gains on sales of investment securities and fixed assets.

Noninterest expense for this segment decreased $1.7 million to $26.1 million for the quarter ended June 30, 2012, compared to $27.8 million for the same period in 2011. For the six months ended June 30, 2012, noninterest expense for this segment decreased $5.1 million to $43.7 million, compared to $48.8 million during the same period in 2011. The decrease for both periods was primarily from a reduction in legal expenses and lower prepayment penalties on FHLB advances.

Balance Sheet Analysis

Total assets decreased $442.9 million, or 2.0%, to $21.53 billion as of June 30, 2012, compared to $21.97 billion as of December 31, 2011. The decrease is comprised predominantly of decreases in investment securities of $1.20 billion, loans held for sale of $140.8 million and due from customers on acceptance of $166.8 million. The significant decrease in investment securities was due to calls, maturities and a higher level of sales, to achieve a reduction of exposure in the corporate debt portfolio. The decrease in total assets is partially offset by an increase in cash and cash equivalents of $1.00 billion, which is largely attributed to the excess cash from the sale of investment securities, which as of June 30, 2012 was not yet redeployed into the investment securities portfolio.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total resale agreements decreased $111.4 million, or 14.2%, to $675.0 million as of June 30, 2012, compared with $786.4 million as of December 31, 2011.

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

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of June 30, 2012 and December 31, 2011.

Total investment securities available-for-sale decreased 39% to $1.87 billion as of June 30, 2012, compared with $3.07 billion at December 31, 2011. As of June 30, 2012, the investment portfolio had a net unrealized loss of $29.1 million as compared to a net unrealized loss of $60.4 million as of December 31, 2011. Within the portfolio, all categories by security type were in a net unrealized gain position except for corporate debt. Total repayments/maturities and proceeds from sales of investment securities amounted to $606.7 million and $1.10 billion, respectively, during the six months ended June 30, 2012. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $482.5 million. We recorded net gains on sales of investment securities totaling $71 thousand and $1.1 million during the second quarter of 2012 and 2011, respectively. For the first half of 2012, we recorded net gains on sales of investment securities totaling $554 thousand, compared with $3.6 million during the first half of 2011. At June 30, 2012, investment securities available-for-sale with a par value of $1.71 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, the FRB discount window, and for other purposes required or permitted by law.

The majority of the sales stated above were within the corporate debt portfolio, which was reduced by $663.6 million during the three months ended June 30, 2012. During the second quarter 2012, the Company reassessed the portfolio and elected to sell these securities to reduce the exposure to specific industries within the corporate debt portfolio. For the remainder of the corporate debt portfolio held as of June 30, 2012 the Company has the intent and ability to hold these securities and it is not more likely than not that the Company will be required to sell the securities before it recovers the cost basis of its investment.

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

As of June 30, 2012, the Company holds a minimal portfolio of foreign corporate debt securities. These securities represent 5.7% of the available-for-sale portfolio and less than 1% of total assets. The majority of the securities are issued by British financial institutions. Due to the minimal holdings, the Company notes the potential exposure is limited.

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at June 30, 2012.

			After One		After Five
	Within		But Within		But Within		After		Indeterminate
	One Year		Five Years		Ten Years		Ten Years		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of June 30, 2012
Available-for-sale
U.S. Treasury securities	$—	—%	$61,390	0.95%	$10,798	0.86%	$—	—%	$—	—%	$72,188	0.93%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	322,426	0.98%	37,298	0.79%	—	—%	—	—%	—	—%	359,724	0.96%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	718	3.20%	33,133	4.01%	14,838	3.83%	—	—%	48,689	3.94%
Residential mortgage-backed securities	5,168	—%	—	—%	23,286	1.64%	847,790	2.50%	—	—%	876,244	2.46%
Municipal securities	3,164	6.81%	17,896	2.40%	35,019	3.37%	9,703	4.41%	—	—%	65,782	3.40%
Corporate debt securities:
Investment grade	3,980	3.99%	32,243	2.21%	378,399	4.05%	11,433	3.81%	—	—%	426,055	3.91%
Non-investment grade	11,507	2.65%	—	—%	—	—%	3,412	5.44%	—	—%	14,919	3.61%
Other securities	10,138	0.53%	—	—%	—	—%	—	—%	—	—%	10,138	0.53%
Total investment securities available-for-sale	$356,383		$149,545		$480,635		$887,176		$—		$1,873,739

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
Residential single-family	$402,001	9.9%	$442,732	9.4%
Residential multifamily	806,371	19.8%	918,941	19.5%
Commercial and industrial real estate	1,568,191	38.5%	1,773,760	37.6%
Construction and land	525,152	12.9%	653,045	13.8%
Total real estate loans	3,301,715	81.1%	3,788,478	80.3%
Other loans:
Commercial business	674,362	16.6%	831,762	17.6%
Other consumer	93,082	2.3%	97,844	2.1%
Total other loans	767,444	18.9%	929,606	19.7%
Total principal balance	4,069,159	100.0%	4,718,084	100.0%
Covered discount	(645,373)		(788,295)
Allowance on covered loans	(7,173)		(6,647)
Total covered loans, net	$3,416,613		$3,923,142

FDIC Indemnification Asset

During the second quarter of 2012 and 2011, the Company recorded $7.8 million and $15.4 million of amortization, respectively.  For the six months ended June 30, 2012 and 2011, the Company recorded $17.9 million and $33.7 million, respectively, of amortization in line with the improved accretable yield as discussed in Note 7 presented elsewhere in this report. During the second quarter of 2012 and 2011, the Company recorded reductions of $36.1 million and $64.3 million, respectively. Additionally, the Company recorded a $77.0 million and $120.9 million reduction for the six months ended June 30, 2012 and 2011, respectively, to the FDIC indemnification asset and recorded the adjustment to noninterest income (loss). The reduction in both the three and six month periods is primarily the result of covered loan payoffs.  As these covered loans are removed from their respective pools, the Company records a proportional amount of accretable yield into interest income.  Correspondingly, the Company removes the indemnification asset associated with those removed loans and the adjustments are recorded into noninterest income.

FDIC Receivable

As of June 30, 2012, the FDIC loss-sharing receivable was $69.6 million as compared to $76.6 million as of December 31, 2011. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include charge-offs, loan-related expenses, and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan-related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 7 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable, including loans held for sale, increased $353.1 million, or 3.4%, to $10.69 billion at June 30, 2012, relative to December 31, 2011. During the first half of 2012, proceeds from sales of loans held for sale were $199.4 million resulting in net gains on sale of $9.3 million.

As of June 30, 2012, $330.6 million of loans were originated or acquired and held in our overseas offices, including our Hong Kong branch and our subsidiary bank in China. $187.0 million of the $330.6 million of foreign loans are covered under the loss share agreement with the FDIC.  In total these loans represent 1.5% of total consolidated assets. These loans are included in the Composition of Loan Portfolio table below and the Composition of Covered Loan Portfolio table above.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$2,017,877	18.7%	$1,796,635	17.5%
Multifamily	912,941	8.5%	933,168	9.1%
Total residential	2,930,818	27.2%	2,729,803	26.6%
Commercial Real Estate (“CRE”):
Income producing	3,444,957	32.0%	3,487,866	33.8%
Construction	134,621	1.2%	171,410	1.7%
Land	165,118	1.5%	173,089	1.7%
Total CRE	3,744,696	34.7%	3,832,365	37.2%
Commercial and Industrial (“C&I”):
Commercial business	2,860,172	26.5%	2,655,917	25.8%
Trade finance	558,465	5.2%	486,555	4.7%
Total C&I	3,418,637	31.7%	3,142,472	30.5%
Consumer:
Student loans	436,527	4.0%	306,325	3.0%
Other consumer	264,192	2.4%	277,461	2.7%
Total consumer	700,719	6.4%	583,786	5.7%
Total gross loans	10,794,870	100.0%	10,288,426	100.0%
Unearned fees, premiums, and discounts, net	(19,762)		(16,762)
Allowance for loan losses	(219,454)		(209,876)
Loans held for sale	137,812		278,603
Loans receivable, net	$10,693,466		$10,340,391

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

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $155.7 million, or 0.72% of total assets, at June 30, 2012 and $175.0 million, or 0.80% of total assets, at December 31, 2011. Nonaccrual loans amounted to $112.4 million at June 30, 2012, compared with $145.6 million at December 31, 2011. During the first half of 2012, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold $16.4 million in non-covered OREO properties during the first half of 2012 for a net loss of $322 thousand. Also during the first half of 2012 we sold notes with a carrying value of $12.7 million for proceeds of $11.6 million. Net charge-offs for non-covered nonperforming loans were $11.7 million and $22.0 million for the three and six months ended June 30, 2012. For non-covered OREO properties, write-downs of $1.8 million and $2.7 million were recorded for the three and six months ended June 30, 2012.

Approximately $12.0 million or 94% of the carrying value of our problem loan sales during the first half of 2012 were all-cash transactions.  We partially financed a loan sale to an unrelated third party. Problem loans are sold on a servicing released basis and the shortfall between the loan balance and any new notes is charged-off. A substantial down payment, typically 20% or greater, is received from the new borrower purchasing the problem loan. The underlying sales agreements provide for full recourse to the new borrower and require that periodic updated financial information be provided to demonstrate their ability to service the new loan. The Company maintains no effective control over the sold loans.

Loans totaling $45.8 million were placed on nonaccrual status during the second quarter of 2012.  Loans totaling $21.2 million which were not 90 days past due as of June 30, 2012, were included in nonaccrual loans as of June 30, 2012. Additions to nonaccrual loans during the second quarter of 2012 were offset by $14.8 million in gross charge-offs, $8.8 million in payoffs and principal paydowns, $5.3 million in loan sales, $7.5 million in loans that were transferred to other real estate owned, and $17.7 million in loans brought current. Additions to nonaccrual loans during the second quarter of 2012 were comprised of $21.0 million in commercial and industrial loans, $10.7 million in residential loans, $12.7 million in commercial real estate loans, and $1.4 million in consumer loans.

The Company had $69.8 million and $99.6 million in total performing troubled debt restructured loans as of June 30, 2012 and December 31, 2011, respectively. Nonperforming TDR loans were $13.4 million and $38.9 million at June 30, 2012 and December 31, 2011, respectively, and are included in nonaccrual loans. Included in the total TDR loans were $11.2 million and $22.8 million of performing A/B notes as of June 30, 2012 and December 31, 2011, respectively.  In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off.  The A/B note is comprised of A note balances only.  A notes are not disclosed as TDRs in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement.  As of June 30, 2012, TDR loans were comprised of $5.9 million in single-family loans, $22.4 million in multifamily loans, $35.7 million in commercial real estate loans, $2.4 million in CRE construction loans, $10.3 million in CRE land loans, $6.4 million in commercial business loans and $108 thousand in consumer loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. At June 30, 2012, total non-covered OREO was $43.2 million, compared to $29.4 million at December 31, 2011. During the first six months of 2012, the Company had an addition of $32.9 million to OREO due to foreclosures. Additionally, the Company recorded $2.7 million in write-downs. During this period, the Company also had a total of $16.7 million in total proceeds for OREO properties sold resulting in a total net loss on sale of $322 thousand and charges against the allowance for loans losses totaling $624 thousand. As previously mentioned, losses on sales of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses.  During the first six months of 2011, the Company sold a total of $18.4 million in OREO properties for a total net loss on sale of $254 thousand and charges against the allowance for loan losses totaling $279 thousand.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Nonaccrual loans	$112,434	$145,632
Loans 90 or more days past due but not on nonaccrual	—	—
Total nonperforming loans	112,434	145,632
Non-covered other real estate owned, net	43,222	29,350
Total nonperforming assets	$155,656	$174,982
Performing restructured loans	$69,804	$99,603
Total nonperforming assets to total assets	0.72%	0.80%
Allowance for non-covered loan losses to nonperforming loans	195.18%	144.11%
Nonperforming loans to total gross non-covered loans	1.03%	1.38%

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

For collateral dependent loans, an appraisal is normally obtained to ensure the loan value is charged down to the fair value of the collateral. The appraisal is obtained from a third party appraiser and reviewed by management. Updated appraisals are obtained regularly when it has been assessed that the current appraisal is no longer reasonable due to a change in circumstance or information. Quarterly all appraisals of non-performing assets are reviewed to ensure an additional charge off is not necessary until a new appraisal is received.  If it is assessed by management that the current appraised value is not reasonable an adjustment will be calculated based on other outstanding information, and an additional charge-off will be taken to reduce the loan to the adjusted appraised value.

At June 30, 2012, the Company’s total recorded investment in impaired loans was $172.6 million, compared with $219.6 million at December 31, 2011. All nonaccrual and doubtful loans held for investment are included in impaired loans. Impaired loans at June 30, 2012 are comprised of single-family loans totaling $13.6 million, multifamily loans totaling $36.1 million, income producing commercial real estate loans totaling $48.0 million, CRE construction loans totaling $25.4 million, CRE land loans totaling $18.5 million, commercial business loans totaling $27.6 million, and other consumer loans totaling $3.4 million. As of June 30, 2012, the allowance for loan losses included $9.6 million for impaired loans with a total recorded balance of $37.1 million. As of December 31, 2011, the allowance for loan losses included $13.0 million for impaired loans with a total recorded balance of $30.4 million.

The following table sets forth information regarding impaired loans as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$13,614	7.9%	$9,113	4.1%
Multifamily	36,107	20.9%	31,792	14.5%
Total residential impaired loans	$49,721	28.8%	$40,905	18.6%
Commercial Real Estate (“CRE”):
Income producing	$48,003	27.8%	$63,642	29.0%
Construction	25,371	14.7%	46,480	21.2%
Land	18,546	10.7%	34,498	15.7%
Total CRE impaired loans	$91,920	53.2%	$144,620	65.9%
Commercial and Industrial (“C&I”):
Commercial business	$25,631	14.9%	$27,422	12.5%
Trade finance	1,919	1.1%	4,127	1.9%
Total C&I impaired loans	$27,550	16.0%	$31,549	14.4%
Consumer:
Student loans	$99	0.1%	$257	0.1%
Other consumer	3,306	1.9%	2,249	1.0%
Total consumer impaired loans	$3,405	2.0%	$2,506	1.1%
Total gross impaired loans	$172,596	100.0%	$219,580	100.0%

The average recorded investment in impaired loans at June 30, 2012 and December 31, 2011 totaled $184.6 million and $252.4 million, respectively. During the three months ended June 30, 2012 and 2011, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $1.8 million and $2.8 million, respectively. Of these amounts, actual interest recognized on impaired loans, on a cash basis, was $609 thousand and $415 thousand for the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $3.5 million and $5.6 million, respectively. Of these amounts, actual interest recognized on impaired loans, on a cash basis, was $1.1 million and $830 thousand for the six months ended June 30, 2012 and 2011, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. While we believe that the allowance for loan losses is appropriate at June 30, 2012, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. At June 30, 2012, the allowance for loan losses amounted to $226.6 million which includes $7.2 million allocated to covered loans. At December 31, 2011, the allowance for loan losses amounted to $216.5 million which includes $6.6 million allocated to covered loans. At June 30, 2012, the allowance for loan losses on non-covered loans amounted $219.5 million, or 2.03% of total non-covered loans receivable, compared with $209.9 million or 2.04% of total non-covered loans receivable at December 31, 2011 and $213.8 million or 2.29% of total non-covered loans receivable at June 30, 2011. The $10.1 million increase in the allowance for loan losses at June 30, 2012, from year-end 2011, primarily reflects $33.6 million in additional loss provisions, less $22.0 million in net charge-offs recorded during the first six months of 2012. Credit quality continues to improve as non-accrual loans decreased as compared to the fourth quarter of 2011 and the first quarter 2012. Net charge-offs also decreased compared to the fourth quarter of 2011 and increased only slightly compared to the first quarter of 2012. However, the allowance for loan losses continues to increase due to the new loan growth in the portfolio. As of June 30, 2012, the commercial and industrial, residential, and consumer portfolio segments all increased as compared to December 31, 2011. The allowance coverage related to the single family residential portfolio has decreased slightly compared to December 31, 2011 while the loan portfolio has increased in total. The historical losses for SFR loans have decreased and the newly originated loans have performed well and the new loans have maintained Pass/Watch grade status, therefore the overall allowance related to SFR has decreased.

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $12.5 million at June 30, 2012, compared to $11.0 million at December 31, 2011. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

We recorded $15.5 million in loan loss provisions during the second quarter of 2012 and $33.6 million during the first six months of 2012. In comparison, we recorded $26.5 million in loan loss provisions during the second quarter of 2011 and $53.0 million during the first six months of 2011.  During the second quarter of 2012, we recorded $11.7 million in net charge-offs representing 0.44% of average loans outstanding during the quarter, on an annualized basis. In comparison, we recorded net charge-offs totaling $31.6 million, or 1.34% of average non-covered loans outstanding, on an annualized basis, for the same period in 2011.

The following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Allowance balance, beginning of period	$222,521	$226,161	$216,523	$234,633
Allowance for unfunded loan commitments and letters of credit	274	(487)	(1,504)	(1,245)
Provision for loan losses	15,500	26,500	33,600	53,006
Gross charge-offs:
Residential	1,536	2,216	4,567	5,553
Commercial real estate	4,871	21,985	15,578	44,385
Commercial and industrial	7,481	11,090	10,368	21,808
Consumer	928	304	1,091	1,384
Total gross charge-offs	14,816	35,595	31,604	73,130
Gross recoveries:
Residential	242	15	1,183	246
Commercial real estate	2,027	1,678	4,802	2,651
Commercial and industrial	857	2,246	3,522	4,304
Consumer	22	38	105	91
Total gross recoveries	3,148	3,977	9,612	7,292
Net charge-offs	11,668	31,618	21,992	65,838
Allowance balance, end of period(1)	$226,627	$220,556	$226,627	$220,556
Average loans outstanding	$10,742,672	$9,418,750	$10,711,442	$9,271,782
Total gross loans outstanding, end of period	$10,794,870	$9,339,257	$10,794,870	$9,339,257
Annualized net charge-offs to average loans	0.44%	1.34%	0.41%	1.42%
Allowance for non-covered loan losses to total gross non-covered loans held for investment at end of period	2.03%	2.29%	2.03%	2.29%

(1)                Includes allowance for loan losses allocated to covered loans subject to general reserves.  Allowance for covered loans totaled $7.2 million and $6.7 million as of June 30, 2012 and June 30, 2011, respectively.

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

The following table reflects the Company’s allocation of the allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Residential	$49,985	27.2%	$52,180	26.6%
Commercial Real Estate	72,076	34.7%	66,457	37.2%
Commercial and Industrial	92,615	31.7%	87,020	30.5%
Consumer	4,778	6.4%	4,219	5.7%
Covered loans subject to allowance for loan losses	7,173	0.0%	6,647	0.0%
Total	$226,627	100.0%	$216,523	100.0%

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits decreased $111.1 million to $17.34 billion as of June 30, 2012 from $17.45 billion as of December 31, 2011. The decrease in total deposits was due to a decrease of $844.3 million, or 11.8%, in time deposits, which was offset by increases in noninterest-bearing demand deposits of $335.3 million, or 9.6%, money market accounts of $235.1 million, or 5.0%, saving accounts of $89.5 million, or 7.7%, and interest-bearing checking deposits of $73.3 million, or 7.5%.

As of June 30, 2012, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $431.6 million, compared with $580.9 million as of December 31, 2011. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	June 30,	December 31,	Increase (Decrease)
	2012	2011	Amount	Percentage
	(Dollars in thousands)
Core deposits:
Noninterest-bearing demand	$3,828,116	$3,492,795	$335,321	9.6%
Interest-bearing checking	1,044,439	971,179	73,260	7.5%
Money market	4,913,524	4,678,409	235,115	5.0%
Savings	1,254,072	1,164,618	89,454	7.7%
Total core deposits	11,040,151	10,307,001	733,150	7.1%

Time deposits	6,301,721	7,146,001	(844,280)	-11.8%
Total deposits	$17,341,872	$17,453,002	$(111,130)	-0.6%

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. FHLB advances decreased $92.4 million, or 20.3%, to $362.9 million as of June 30, 2012, compared to $455.3 million as of December 31, 2011. The decrease in FHLB advances is consistent with our overall strategy to improve our cost of funds. During the first six months of 2012, long-term FHLB advances totaling $50.0 million were prepaid, with prepayment penalties of $3.7 million. Also in the first quarter of 2012, the Company modified $300.0 million of fixed rate FHLB advances into adjustable rate, reducing the effective interest rate on these borrowings from 2.27% to 1.36%. The remainder of the decrease in FHLB advances is due to a $37.7 million modification cost incurred by the Company during the first quarter of 2012 that has been deferred and treated as a discount on the corresponding debt.

In addition to FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $1.00 billion and $1.02 billion as of June 30, 2012 and December 31, 2011, respectively. Included in these balances were $25.2 million in short-term repurchase agreements as of December 31, 2011. No short-term repurchase agreements were outstanding as of June 30, 2012. During the first quarter of 2012, the Company modified $200.0 million of long-term repurchase agreements, reducing the rate of these agreements by 86 basis points. Repurchase agreements are long-term with interest rates that are largely fixed ranging from 4.15% to 5.01%, as of June 30, 2012. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt remained at $212.2 million as of June 30, 2012 and December 31, 2011. Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and junior subordinated debt, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital beginning in 2013 with phase-out complete by 2016.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of June 30, 2012, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the condensed consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Contractual Obligations
Deposits	$5,414,290	$594,777	$271,240	$146,266	$11,145,158	$17,571,731
FHLB advances	4,832	9,665	83,119	306,816	—	404,432
Securities sold under repurchase agreements	45,855	91,710	802,382	289,579	—	1,229,526
Affordable housing/CRA investment commitments	—	—	—	—	99,130	99,130
Long-term debt obligations	4,252	8,503	81,383	194,035	—	288,173
Operating lease obligations (1)	21,963	37,763	23,599	26,827	—	110,152
Unrecognized tax benefits	1,875	2,034	1,410	—	—	5,319
Postretirement benefit obligations	296	874	1,036	17,323	—	19,529
Total contractual obligations	$5,493,363	$745,326	$1,264,169	$980,846	$11,244,288	$19,727,992

(1)                Represents the Company’s lease obligation for all non-owned premises.

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to our customers as of June 30, 2012 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$2,321,776
Standby letters of credit	1,895,670
Commercial letters of credit	78,559

Capital Resources

At June 30, 2012, stockholders’ equity totaled $2.29 billion, a 0.7% decrease from the year-end 2011 balance of $2.31 billion. The decrease is comprised of the following: (1) repurchase of treasury stock pursuant to the stock repurchase program totaling $150.0 million, representing 6,784,227 treasury stock shares;  (2) accrual and payment of cash dividends on common and preferred stock totaling $32.7 million during the first six months of 2012; (3) noncredit-related impairment loss on investment securities amounting to $2.9 million, net of tax; and (4) purchase of treasury shares related to vested restricted stock amounting to $1.4 million, representing 63,636 shares. These transactions were offset by: (1) net income of $138.6 million recorded during the first six months of 2012; (2) reclassification adjustment for net gains on securities included in net income of $321 thousand; (3) additional unrealized gain on investments securities available-for-sale, net of tax, of $21.3 million; (4) stock compensation amounting to $7.8 million related to grants of restricted stock, restricted stock units and stock options; and (5) issuance of common stock totaling $2.7 million, representing 274,430 shares, pursuant to various stock plans and agreements. Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs, and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital and the adequacy of capital.

Warrants

During 2008, in conjunction with the Series B preferred stock offering, the Company issued to the U.S. Treasury warrants with an initial price of $15.15 per share of common stock for which the warrants may be exercised, with an allocated fair value of $25.2 million. The warrants could be exercised at any time on or before December 5, 2018. On January 26, 2011, the Company repurchased the 1,517,555 warrants outstanding for $14.5 million. There are no warrants outstanding as of June 30, 2012 and December 31, 2011 respectively.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.” At June 30, 2012, the Bank’s Tier I and total capital ratios were 14.5% and 16.1%, respectively, compared to 14.7% and 16.3%, respectively, at December 31, 2011.

The following table compares East West Bancorp, Inc.’s and East West Bank’s capital ratios at June 30, 2012, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	17.3%	16.1%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	15.7%	14.5%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.7%	8.9%	4.0%	5.0%

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

During the first six months of 2012, we experienced net cash inflows from operating activities of $25.8 million, compared to net cash inflows of $340.0 million for the first six months of 2011.

Net cash inflows from investing activities totaled $1.35 billion for the first six months of 2012 compared with net cash outflows of $840.2 million for the first six months of 2011. Net cash inflows from investing activities for the first six months of 2012 were due primarily from sales of investment securities, repayments, maturities and redemptions of investment securities available-for-sale and paydowns, maturities of securities purchased under resale agreements. Net cash outflows from investing activities for the first six months of 2011 were due primarily from purchases of investment securities, securities purchased under resale agreements and purchases of loans receivable.  These factors were partially offset by the repayments, maturities and redemptions of investment securities, proceeds from sales of investment securities and proceeds from sales of loans held for sale originated for investment.

We experienced net cash outflows from financing activities of $374.5 million during the first six months of 2012, primarily due to the decrease in deposits and repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan. We experienced net cash inflows from financing activities of $765.9 million for the first six months of 2011 primarily due to the increase in deposits.

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

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the six months ended June 30, 2012, total dividends paid by the Bank to the Company amounted to $324.0 million. For the six months ended June 30, 2011, total dividends paid by the Bank to the Company amounted to $72.0 million.

In July 2012, the Company’s Board of Directors approved the payment of third quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend is payable on or about August 1, 2012 to shareholders of record as of July 15, 2012. Additionally, the Board declared a quarterly dividend of $0.10 per share on the Company’s common stock payable on or about August 24, 2012 to shareholders of record as of August 10, 2012.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2012 and December 31, 2011, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	June 30,	December 31,	June 30,	December 31,
(Basis Points)	2012	2011	2012	2011
+200	6.6%	6.2%	4.0%	2.4%
+100	2.8%	3.0%	0.8%	0.5%
-100	(0.8)%	(0.9)%	(7.4)%	(5.9)%
-200	(1.2)%	(1.2)%	(13.3)%	(14.2)%

(1)    The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)    The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities, and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2012 and December 31, 2011. As of June 30, 2012, the bank’s balance sheet is more sensitive to interest rate changes on the asset side than the liability side. In a rising rate environment, this allows more net interest income and higher net portfolio value for the bank. However, in a declining rate environment, the bank will see lower net interest income and lower net portfolio value as projected in the volatility table above. At June 30, 2012 and December 31, 2011, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of June 30, 2012. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(Dollars in thousands)

Assets:
CD investments	$520,774	$250	$—	$—	$—	$—	$521,024
Average yield (fixed rate)	3.22%	4.00%	—	—	—	—	3.22%
Short-term investments	$1,225,513	$—	$—	$—	$—	$—	$1,225,513
Weighted average rate	0.31%	—	—	—	—	—	0.31%
Securities purchased under resale agreements	$1,175,000	$50,000	$—	$150,000	$—	$—	$1,375,000
Weighted average rate	1.45%	1.75%	—	2.25%	—	—	1.54%
Investment securities	$830,635	$283,505	$118,624	$90,549	$87,408	$463,018	$1,873,739
Weighted average rate	3.25%	2.54%	3.62%	3.40%	3.21%	3.00%	3.11%
Total covered gross loans	$3,190,414	$217,749	$152,711	$97,332	$97,638	$315,497	$4,071,341
Weighted average rate	4.67%	5.74%	6.11%	6.05%	5.73%	6.41%	4.98%
Total non-covered gross loans	$8,063,372	$810,684	$533,383	$367,955	$330,476	$840,157	$10,946,027
Weighted average rate	4.57%	5.01%	5.46%	5.39%	5.44%	4.36%	4.68%

Liabilities:
Checking accounts	$1,044,439	$—	$—	$—	$—	$—	$1,044,439
Weighted average rate	0.30%	—	—	—	—	—	0.30%
Money market accounts	$4,913,524	$—	$—	$—	$—	$—	$4,913,524
Weighted average rate	0.36%	—	—	—	—	—	0.36%
Savings deposits	$1,254,072	$—	$—	$—	$—	$—	$1,254,072
Weighted average rate	0.23%	—	—	—	—	—	0.23%
Time deposits	$5,369,423	$478,345	$101,346	$81,317	$173,070	$98,220	$6,301,721
Weighted average rate	0.77%	0.93%	1.54%	1.38%	1.37%	2.99%	0.85%
FHLB advances	$300,000	$—	$—	$—	$75,000	$—	$375,000
Weighted average rate	0.62%	—	—	—	3.96%	—	1.29%
Securities sold under repurchase agreements (fixed rate)	$—	$—	$—	$245,000	$500,000	$200,000	$945,000
Weighted average rate	—	—	—	4.50%	4.84%	4.27%	4.63%
Securities sold under repurchase agreements (variable rate)	$50,000	$—	$—	$—	$—	$—	$50,000
Weighted average rate	4.15%	—	—	—	—	—	4.15%
Subordinated notes (variable rate)	$75,000	$—	$—	$—	$—	$—	$75,000
Weighted average rate	1.60%	—	—	—	—	—	1.60%
Junior subordinated debt (variable rate)	$137,178	$—	$—	$—	$—	$—	$137,178
Weighted average rate	2.22%	—	—	—	—	—	2.22%

Expected maturities of assets are contractual maturities adjusted for projected payment based on contractual amortization and unscheduled prepayments of principal as well as repricing frequency. For deposits with stated maturity dates, expected maturities are based on contractual maturity dates. Deposits with no stated maturity dates are assumed to be repriced each month with managed interest rates. We utilize assumptions supported by documented analyses for the expected maturities of our loans and repricing of our deposits. We also use prepayment projections for amortizing securities. The actual maturities of these instruments could vary significantly if future prepayments and repricing frequencies differ from our expectations based on historical experience.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2012.

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

ITEM 1A. RISK FACTORS

The Company’s 2011 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item 1A. Risk Factors”. There are no material changes to our risk factors as presented in the Company’s Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2012. The following summarizes share repurchase activities during the second quarter of 2012:

				Approximate
			Total Number	Dollar Value
			of Shares	in Millions of
	Total		Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)

April 30, 2012	150,000	$22.02	150,000	$95.7
May 31, 2012	1,406,000	22.22	1,406,000	64.5
June 30, 2012	673,400	21.37	673,400	50.1
Total	2,229,400	$21.95	2,229,400	$50.1

(1)             Excludes 64,736 in repurchased shares totaling $1.1 million due to forfeitures and vesting of restricted stock awards pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

(2)             During the first quarter of 2012, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to $200.0 million of its common stock. This repurchase program has no expiration date and 6,784,227 shares totaling $149.9 million have been purchased under this program to date.

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

Dated:  August 8, 2012

EAST WEST BANCORP, INC.

By:	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and
Chief Financial Officer