Form 10-Q
period 2012-09-30
EAST WEST BANCORP INC
filed 2012-11-07
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☑                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 140,317,126 shares of common stock as of October 31, 2012.

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

•                                         impact of the European debt crisis;

•                                         impact of potential federal tax increases and spending cuts;

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

PART I – FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$1,816,372	$1,431,185
Short-term investments	347,001	61,834
Federal funds sold	20,000	—
Securities purchased under resale agreements	1,100,000	786,434
Investment securities available-for-sale, at fair value (with amortized cost of $2,240,496 at September 30, 2012 and $3,132,968 at December 31, 2011)	2,237,848	3,072,578
Loans held for sale	157,869	278,603
Loans receivable, excluding covered loans (net of allowance for loan losses of $223,637 at September 30, 2012 and $209,876 at December 31, 2011)	10,916,386	10,061,788
Covered loans (net of allowance for loan losses of $5,877 at September 30, 2012 and $6,647 at December 31, 2011)	3,178,585	3,923,142
Total loans receivable, net	14,094,971	13,984,930
FDIC indemnification asset	368,473	511,135
Other real estate owned, net	40,007	29,350
Other real estate owned covered, net	27,613	63,624
Total other real estate owned	67,620	92,974
Investment in affordable housing partnerships	178,962	144,445
Premises and equipment, net	114,627	118,926
Accrued interest receivable	88,814	89,686
Due from customers on acceptances	30,365	198,774
Premiums on deposits acquired, net	58,746	67,190
Goodwill	337,438	337,438
Other assets	794,059	792,535
TOTAL	$21,813,165	$21,968,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$4,118,502	$3,492,795
Interest-bearing	13,547,925	13,960,207
Total deposits	17,666,427	17,453,002
Federal Home Loan Bank advances	363,119	455,251
Securities sold under repurchase agreements	995,000	1,020,208
Bank acceptances outstanding	30,365	198,774
Long-term debt	137,178	212,178
Accrued expenses and other liabilities	302,867	317,511
Total liabilities	19,494,956	19,656,924

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,710 shares outstanding in 2012 and 2011.	83,027	83,027
Common stock, $0.001 par value, 200,000,000 shares authorized; 157,124,126 and 156,798,011 shares issued in 2012 and 2011, respectively; 140,300,832 and 149,327,907 shares outstanding in 2012 and 2011, respectively.	157	157
Additional paid in capital	1,462,270	1,443,883
Retained earnings	1,095,743	934,617
Treasury stock, at cost – 16,823,294 shares in 2012 and 7,470,104 shares in 2011	(321,471)	(116,001)
Accumulated other comprehensive loss, net of tax	(1,517)	(33,940)
Total stockholders’ equity	2,318,209	2,311,743
TOTAL	$21,813,165	$21,968,667

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$232,195	$244,523	$691,270	$712,822
Investment securities	10,380	24,503	48,525	66,613
Securities purchased under resale agreements	5,530	5,064	14,602	14,443
Investment in Federal Home Loan Bank stock	127	75	514	432
Investment in Federal Reserve Bank stock	719	710	2,146	2,128
Due from banks and short-term investments	5,211	7,866	17,517	15,106
Total interest and dividend income	254,162	282,741	774,574	811,544
INTEREST EXPENSE
Customer deposit accounts	18,202	28,216	57,543	83,328
Federal funds purchased	—	—	2	—
Federal Home Loan Bank advances	1,468	3,013	4,963	12,746
Securities sold under repurchase agreements	11,664	12,218	34,977	36,351
Long-term debt	920	1,424	3,106	4,783
Other borrowings	—	88	—	384
Total interest expense	32,254	44,959	100,591	137,592
Net interest income before provision for loan losses	221,908	237,782	673,983	673,952
Provision for loan losses, excluding covered loans	13,321	22,297	46,395	72,797
Provision (reversal) for loan losses on covered loans	5,179	(297)	5,705	2,209
Net interest income after provision for loan losses	203,408	215,782	621,883	598,946
NONINTEREST INCOME (LOSS)
Impairment loss on investment securities	—	—	(5,165)	(5,555)
Less: Noncredit-related impairment loss recorded in other comprehensive income	—	—	5,066	5,091
Net impairment loss on investment securities recognized in earnings	—	—	(99)	(464)
Decrease in FDIC indemnification asset and receivable	(26,757)	(43,451)	(72,520)	(79,700)
Branch fees	8,347	8,872	25,282	25,704
Net gain on sales of investment securities	93	3,191	647	6,823
Net gain on sale of fixed assets	40	30	113	2,236
Letters of credit fees and commissions	5,001	3,555	13,814	9,989
Foreign exchange income	2,165	2,895	4,524	7,647
Ancillary loan fees	1,817	2,076	6,013	6,122
Income from life insurance policies	982	982	2,931	3,088
Net gain on sales of loans	5,346	5,452	16,900	18,753
Other operating income	5,717	2,853	15,231	9,789
Total noninterest income (loss)	2,751	(13,545)	12,836	9,987
NONINTEREST EXPENSE
Compensation and employee benefits	40,509	39,885	129,781	119,025
Occupancy and equipment expense	14,162	12,580	40,737	37,353
Amortization of investments in affordable housing partnerships and other investments	3,378	5,287	12,269	14,410
Amortization of premiums on deposits acquired	2,734	3,067	8,445	9,403
Deposit insurance premiums and regulatory assessments	3,461	2,430	10,776	16,454
Loan related expenses	4,011	5,208	12,667	12,591
Other real estate owned expense	2,683	4,489	18,034	29,738
Legal expense	8,213	6,028	19,536	16,920
Prepayment penalty for FHLB advances and other borrowings	42	3,826	3,699	12,281
Data processing	2,313	1,827	6,974	6,530
Deposit related expenses	1,388	1,667	4,472	4,199
Consulting expense	2,692	2,094	5,727	6,098
Other operating expenses	15,370	16,164	44,210	43,936
Total noninterest expense	100,956	104,552	317,327	328,938
INCOME BEFORE PROVISION FOR INCOME TAXES	105,203	97,685	317,392	279,995
PROVISION FOR INCOME TAXES	34,093	35,253	107,642	100,967
NET INCOME	71,110	62,432	209,750	179,028
PREFERRED STOCK DIVIDENDS	1,714	1,714	5,142	5,143
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$69,396	$60,718	$204,608	$173,885
EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.49	$0.41	$1.42	$1.18
DILUTED	$0.48	$0.41	$1.40	$1.17
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	139,621	147,162	142,348	147,013
DILUTED	145,358	153,453	148,051	153,372
DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.05	$0.30	$0.11

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011
Net income	$71,110	$62,432	$209,750	$179,028
Other comprehensive income, net of tax:
Unrealized gain on investment securities available-for-sale:
Unrealized holding gains/(losses) arising during period	15,355	(24,015)	36,627	(1,446)
Reclassification adjustment for net gains included in net income	(54)	(1,850)	(375)	(3,957)
Noncredit-related impairment loss on securities	—	—	(2,938)	(2,953)
Foreign currency translation adjustments	(900)	57	(900)	(736)
Unrealized gain (loss) on other asset investment	5	(217)	9	(89)
Other comprehensive income (loss)	14,406	(26,025)	32,423	(9,181)
COMPREHENSIVE INCOME	$85,516	$36,407	$242,173	$169,847

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

		Additional		Additional			Accumulated
		Paid In		Paid In			Other
		Capital		Capital			Comprehensive	Total
	Preferred	Preferred	Common	Common	Retained	Treasury	Income (Loss),	Stockholders’
	Stock	Stock	Stock	Stock	Earnings	Stock	Net of Tax	Equity

BALANCE, JANAURY 1, 2011	$—	$83,058	$156	$1,434,277	$720,116	$(111,262)	$(12,414)	$2,113,931
Net income					179,028			179,028
Other comprehensive income							(9,181)	(9,181)
Stock compensation costs				9,330				9,330
Tax benefit from stock compensation plans, net				546				546
Issuance of 597,232 shares of common stock pursuant to various stock compensation plans and agreements				3,663				3,663
Conversion of 31 shares of Series A preferred stock into 2,014 shares of common stock		(31)		31				—
Issuance of 27,831 shares pursuant to Director retainer fee				520				520
Cancellation of 180,152 shares of common stock due to forfeitures of issued restricted stock				3,073		(3,073)		—
27,938 shares of restricted stock surrendered due to employee tax liability						(619)		(619)
Preferred stock dividends					(5,143)			(5,143)
Common stock dividends					(16,406)			(16,406)
Repurchase of 1,517,555 common stock warrants				(14,500)				(14,500)
BALANCE, SEPTEMBER 30, 2011	$—	$83,027	$156	$1,436,940	$877,595	$(114,954)	$(21,595)	$2,261,169
BALANCE, JANAURY 1, 2012	$—	$83,027	$157	$1,443,883	$934,617	$(116,001)	$(33,940)	$2,311,743
Net income					209,750			209,750
Other comprehensive income							32,423	32,423
Stock compensation costs				11,567				11,567
Tax benefit from stock compensation plans, net				461				461
Issuance of 299,964 shares of common stock pursuant to various stock compensation plans and agreements				3,136				3,136
Issuance of 26,151 shares pursuant to Director retainer fee				570				570
Cancellation of 154,508 shares of common stock due to forfeitures of issued restricted stock				2,653		(2,653)		—
130,577 shares of restricted stock surrendered due to employee tax liability						(2,867)		(2,867)
Preferred stock dividends					(5,142)			(5,142)
Common stock dividends					(43,482)			(43,482)
Purchase of 9,068,105 shares of treasury stock pursuant to the Stock Repurchase Program						(199,950)		(199,950)
BALANCE, SEPTEMBER 30, 2012	$—	$83,027	$157	$1,462,270	$1,095,743	$(321,471)	$(1,517)	$2,318,209

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$209,750	$179,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,978	48,823
(Accretion) of discount and amortization of premiums, net	(152,297)	(162,319)
Decrease in FDIC indemnification asset and receivable	72,520	79,700
Stock compensation costs	12,137	9,850
Deferred tax expense	12,131	64,398
Provision for loan losses	52,100	75,006
Impairment on other real estate owned	13,342	22,440
Net gain on sales of investment securities, loans and other assets	(22,654)	(29,586)
Originations and purchases of loans held for sale	(58,237)	(40,193)
Proceeds from sales of loans held for sale	—	30,180
Prepayment penalty for Federal Home Loan Bank advances and other borrowings, net	3,699	12,281
Prepayment penalty on modification of Federal Home Loan Bank advances	(37,678)	—
Net proceeds from FDIC shared-loss agreements	83,801	147,121
Net change in accrued interest receivable and other assets	(71,753)	(134,500)
Net change in accrued expenses and other liabilities	(15,983)	(100,393)
Other net operating activities	(3,293)	(2,383)
Total adjustments	(53,187)	20,425
Net cash provided by operating activities	156,563	199,453
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in:
Loans	88,965	(720,348)
Short-term investments	(285,167)	77,551
Federal funds sold	(20,000)	(30,000)
Purchases of:
Securities purchased under resale agreements	(750,000)	(1,119,711)
Investment securities available-for-sale	(1,250,317)	(2,464,002)
Loans receivable	(371,352)	(569,946)
Premises and equipment	(5,826)	(7,460)
Investments in affordable housing partnerships	(45,500)	(22,756)
Proceeds from sale of:
Investment securities available-for-sale	1,130,024	602,625
Loans receivable	61,979	151,961
Loans held for sale originated for investment	338,022	607,291
Other real estate owned	76,239	135,461
Premises and equipment	12	9,200
Repayments, maturities and redemptions of investment securities available-for-sale	999,518	1,447,842
Paydowns, maturities and termination of securities purchased under resale agreements	436,434	667,887
Redemption of Federal Home Loan Bank stock	18,943	19,424
Other net investing activities	(360)	(99)
Net cash provided by (used in) investing activities	421,614	(1,215,080)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	213,425	1,668,073
Short-term borrowings	(25,208)	(58,596)
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	3,136	3,663
Payment for:
Repayment of FHLB advances	(57,615)	(760,274)
Repayment of long-term debt	(75,000)	(21,918)
Repayment of notes payable and other borrowings	—	(6,250)
Repurchase of common stock warrants	—	(14,500)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	(199,950)	—
Cash dividends	(48,472)	(21,512)
Other net financing activities	(2,406)	(73)
Net cash (used in) provided by financing activities	(192,090)	788,613
Effect of exchange rate changes on cash and cash equivalents	(900)	(1,047)
NET INCREASE IN CASH AND CASH EQUIVALENTS	385,187	(228,061)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,431,185	1,333,949
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,816,372	$1,105,888
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$104,829	$135,037
Income tax payments, net of refunds	188,739	262,988
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	148,755	631,407
Transfers to other real estate owned	62,862	140,987
Loans to facilitate sales of other real estate owned and short sale	3,060	8,792
Loans to facilitate sales of loans	1,018	21,637
Loans to facilitate sales of premises and equipment	—	11,100
Conversion of preferred stock to common stock	—	31

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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Events subsequent to the condensed consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The standard instructs that when a reporting entity recognizes an indemnification asset, it should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amended guidance is effective for interim and annual periods beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements, as the Company had applied this methodology prior to the issuance of this ASU.

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy noted below. The hierarchy is based on the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The Company records investment securities available-for-sale, equity swap agreements, derivative liabilities, foreign exchange options, interest rate swaps and short-term foreign exchange contracts at fair value on a recurring basis. Certain other assets such as impaired loans, other real estate owned, loans held for sale, goodwill, premiums on acquired deposits and other investments are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of September 30, 2012 and December 31, 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers in and out of Levels 1 and 3 or Levels 2 and 3 during the first nine months of 2012 and 2011.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of September 30, 2012
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$400,032	$400,032	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	198,045	—	198,045	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	85,826	—	85,826	—
Residential mortgage-backed securities	1,003,897	—	1,003,897	—
Municipal securities	113,597	—	113,597	—
Corporate debt securities:
Investment grade	412,719	—	412,719	—
Non-investment grade	13,610	—	9,761	3,849
Other securities	10,122	—	10,122	—
Total investment securities available-for-sale	$2,237,848	$400,032	$1,833,967	$3,849
Equity swap agreements	$205	$—	$205	$—
Foreign exchange options	4,371	—	4,371	—
Interest rate swaps	34,059	—	34,059	—
Short-term foreign exchange contracts	1,118	—	1,118	—
Derivative liabilities	(38,849)	—	(35,915)	(2,934)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2011
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,725	$20,725	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	576,578	—	576,578	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	49,315	—	49,315	—
Residential mortgage-backed securities	993,770	—	993,770	—
Municipal securities	79,946	—	79,946	—
Corporate debt securities:
Investment grade	1,322,561	—	1,322,561	—
Non-investment grade	19,615	—	17,380	2,235
Other securities	10,068	—	10,068	—
Total investment securities available-for-sale	$3,072,578	$20,725	$3,049,618	$2,235
Equity swap agreements	$202	$—	$202	$—
Foreign exchange options	3,899	—	3,899	—
Interest rate swaps	20,474	—	20,474	—
Short-term foreign exchange contracts	1,403	—	1,403	—
Derivative liabilities	(24,164)	—	(21,530)	(2,634)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended September 30, 2012
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	September 30,	Assets	Inputs	Inputs	September 30,
	2012	(Level 1)	(Level 2)	(Level 3)	2012
	(In thousands)
Non-covered impaired loans:
Total residential	$24,978	$—	$24,978	$—	$(4,509)
Total commercial real estate	13,671	—	13,671	—	(6,414)
Total commercial and industrial	9,557	—	1,512	8,045	(1,379)
Total consumer	—	—	—	—	—
Total non-covered impaired loans	$48,206	$—	$40,161	$8,045	$(12,302)

Non-covered OREO	$5,528	$—	$5,528	$—	$(1,470)
Covered OREO (1)	$8,688	$—	$8,688	$—	$(1,597)
Loans held for sale	$—	$—	$—	$—	$—

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended September 30, 2011
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	September 30,	Assets	Inputs	Inputs	September 30,
	2011	(Level 1)	(Level 2)	(Level 3)	2011
	(In thousands)
Non-covered impaired loans:
Total residential	$9,637	$—	$9,637	$—	$(3,142)
Total commercial real estate	40,997	—	40,997	—	(16,645)
Total commercial and industrial	4,405	—	—	4,405	(6,328)
Total consumer	315	—	315	—	(265)
Total non-covered impaired loans	$55,354	$—	$50,949	$4,405	$(26,380)

Non-covered OREO	$36	$—	$36	$—	$(17)
Covered OREO (1)	$18,068	$—	$18,068	$—	$(3,252)
Loans held for sale	$2,714	$—	$2,714	$—	$(260)

(1)                Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $1.6 million in losses, or $319 thousand, and 20% of the $3.3 million in losses, or $650 thousand, for the three months ended September 30, 2012 and 2011, respectively.

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Nine Months Ended September 30, 2012
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Nine Months Ended
	September 30,	Assets	Inputs	Inputs	September 30,
	2012	(Level 1)	(Level 2)	(Level 3)	2012
	(In thousands)
Non-covered impaired loans:
Total residential	$31,090	$—	$31,090	$—	$(6,660)
Total commercial real estate	24,730	—	24,730	—	(8,527)
Total commercial and industrial	9,835	—	2,623	7,212	(9,827)
Total consumer	379	—	379	—	(321)
Total non-covered impaired loans	$66,034	$—	$58,822	$7,212	$(25,335)

Non-covered OREO	$7,286	$—	$7,286	$—	$(4,145)
Covered OREO (1)	$15,919	$—	$15,919	$—	$(9,286)
Loans held for sale	$—	$—	$—	$—	$(4,730)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Nine Months Ended September 30, 2011
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Nine Months Ended
	September 30,	Assets	Inputs	Inputs	September 30,
	2011	(Level 1)	(Level 2)	(Level 3)	2011
	(In thousands)
Non-covered impaired loans:
Total residential	$12,533	$—	$12,533	$—	$(3,727)
Total commercial real estate	44,840	—	44,840	—	(34,192)
Total commercial and industrial	5,513	—	—	5,513	(9,915)
Total consumer	359	—	359	—	(443)
Total non-covered impaired loans	$63,245	$—	$57,732	$5,513	$(48,277)

Non-covered OREO	$13,692	$—	$13,692	$—	$(1,529)
Covered OREO (1)	$110,133	$—	$110,133	$—	$(18,655)
Loans held for sale	$2,714	$—	$2,714	$—	$(260)

(1)                Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $9.3 million in losses, or $1.9 million, and 20% of the $18.7 million in losses, or $3.7 million, for the nine months ended September 30, 2012 and 2011, respectively.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011:

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities	Corporate Debt Securities
	Total	Non-Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)

Opening balance, July 1, 2012	$2,422	$—	$2,422	$(2,814)
Total gains or (losses) for the period: (1)
Included in earnings	—	—	—	(120)
Included in other comprehensive loss (unrealized) (2)	1,428	—	1,428	—
Purchases, issues, sales, settlements (3)
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(1)	—	(1)	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3 (4)	—	—	—	—
Closing balance, September 30, 2012	$3,849	$—	$3,849	$(2,934)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of September 30, 2012	$—	$—	$—	$120

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities	Corporate Debt Securities
	Total	Non-Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)

Opening balance, July 1, 2011	$2,453	$—	$2,453	$(3,247)
Total gains or (losses) for the period: (1)
Included in earnings	—	—	—	278
Included in other comprehensive loss (unrealized) (2)	(90)	—	(90)	—
Purchases, issues, sales, settlements (3)
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(8)	—	(8)	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3(4)	—	—	—	—
Closing balance, September 30, 2011	$2,355	$—	$2,355	$(2,969)
Changes in unrealized losses (gains) included in earnings relating to assets and liabilities held at the end of September 30, 2011	$—	$—	$—	$(278)

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

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities	Corporate Debt Securities
	Total	Non-Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2012	$2,235	$—	$2,235	$(2,634)
Total gains or (losses) for the period: (1)
Included in earnings	(99)	—	(99)	(300)
Included in other comprehensive loss (unrealized) (2)	1,758	—	1,758	—
Purchases, issues, sales, settlements (3)
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	(45)	—	(45)	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3 (4)	—	—	—	—
Closing balance, September 30, 2012	$3,849	$—	$3,849	$(2,934)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of September 30, 2012	$99	$—	$99	$300

	Investment Securities Available-for-Sale
		Other Residential Mortgage- Backed Securities	Corporate Debt Securities
	Total	Non-Investment Grade	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2011	$9,027	$6,254	$2,773	$(3,449)
Total gains or (losses) for the period: (1)
Included in earnings	(6,124)	(5,660)	(464)	480
Included in other comprehensive loss (unrealized) (2)	8,756	8,763	(7)	—
Purchases, issues, sales, settlements (3)
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	(9,357)	(9,357)	—	—
Settlements	53	—	53	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3(4)	—	—	—	—
Closing balance, September 30, 2011	$2,355	$—	$2,355	$(2,969)
Changes in unrealized losses (gains) included in earnings relating to assets and liabilities held at the end of September 30, 2011	$464	$—	$464	$(480)

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

For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit risk and liquidity risk premium, specific nonperformance, and default experience in the collateral underlying the securities. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for credit risk and liquidity risk. The actual Level 3 unobservable assumption rates used as of September 30, 2012 include: a constant prepayment rate of 0% for year 1-5 and 1% thereafter, a constant default rate of 1.2% for year 1-5 and 0.75% thereafter, and a recovery assumption of 0% for existing deferrals/defaults and 15% for future deferrals with a recovery lag of 60 months. The losses recorded in the period are recognized in noninterest income.

Derivative Liabilities—The Company’s derivative liabilities include derivatives payable that fall within Level 3 and all other derivative liabilities which fall within Level 2. The derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CDs pay interest based on changes in either the Hang Seng China Enterprises Index (“HSCEI”) or based on changes in the Chinese currency Renminbi (“RMB”), as designated, and are included in interest-bearing deposits on the condensed consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The payable is divided by the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion the Company applied a risk premium comparable to an agency security risk premium. For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on our institutional credit rating, which resulted in a nominal adjustment to the valuation of the derivative liabilities for the nine months ended September 30, 2012. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable. The actual Level 3 unobservable input used as of September 30, 2012 was a credit risk adjustment with a range of 0.30% to 1.96%. The Level 2 derivative liabilities are mostly comprised of the offsetting interest rate swaps with other counterparties. Refer to “Interest Rate Swaps” within this footnote for complete discussion.

Equity Swap Agreements—The Company has entered into equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years, pays interest based on the performance of the HSCEI. The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The Company’s consideration of its counterparty’s credit risk resulted in a nominal adjustment to the valuation of the equity swap agreements for the nine months ended September 30, 2012. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party.

Foreign Exchange Options—The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in an adjustment of $0.1 million to the valuation of the foreign exchange options for the nine months ended September 30, 2012. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps—The Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company has also entered into pay-variable, receive-fixed swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company’s consideration of the counterparty’s credit risk resulted in a $0.5 million adjustment to the valuation of the interest rate swaps for the nine months ended September 30, 2012. The valuation of the interest rate swap falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Short-term Foreign Exchange Contracts—The Company entered into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations. The Company enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company does not assume any foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The fair value is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts for the nine months ended September 30, 2012. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

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

Other Real Estate Owned—The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans and are recorded at estimated fair value less cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department, or OREO department. OREO properties are classified as Level 2 assets in the fair value hierarchy. The non-covered OREO balance of $40.0 million and the covered OREO balance of $27.6 million are included in the condensed consolidated balance sheets as of September 30, 2012.

Loans Held for Sale—The Company’s loans held for sale are carried at the lower of cost or market value. These loans are currently comprised of mostly student loans. For these loans, the fair value of loans held for sale is derived from current market prices and comparative current sales. For the remainder of the loans held for sale, which fall within Level 2, the fair value is derived from third party sale analysis, existing sale agreements, or appraisal reports on the loans’ underlying collateral. As such, the Company records any fair value adjustments on a nonrecurring basis.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount or		Amount or
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,816,372	$1,816,372	$1,431,185	$1,431,185
Short-term investments	347,001	347,001	61,834	61,834
Federal funds sold	20,000	20,000	—	—
Securities purchased under resale agreements	1,100,000	1,098,838	786,434	791,745
Investment securities available-for-sale	2,237,848	2,237,848	3,072,578	3,072,578
Loans held for sale	157,869	163,189	278,603	285,181
Loans receivable, net	14,094,971	14,156,103	13,984,930	13,520,712
Investment in Federal Home Loan Bank stock	117,954	117,954	136,897	136,897
Investment in Federal Reserve Bank stock	47,872	47,872	47,512	47,512
Accrued interest receivable	88,814	88,814	89,686	89,686
Equity swap agreements	22,709	205	22,709	202
Foreign exchange options	85,614	4,371	85,614	3,899
Interest rate swaps	1,015,981	34,059	585,196	20,474
Short-term foreign exchange contracts	78,155	1,118	210,295	1,403
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	11,369,857	11,369,857	10,307,001	10,307,001
Time deposits	6,296,570	6,273,756	7,146,001	7,194,125
Federal Home Loan Bank advances	363,119	394,916	455,251	479,029
Securities sold under repurchase agreements	995,000	1,193,742	1,020,208	1,177,331
Accrued interest payable	11,209	11,209	15,447	15,447
Long-term debt	137,178	86,741	212,178	144,392
Derivative liabilities	1,153,402	38,849	835,913	24,164

The following table shows the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the condensed consolidated balance sheets at fair value at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,816,372	$1,816,372	$—	$—
Short-term investments	347,001	—	347,001	—
Federal funds sold	20,000	—	20,000	—
Securities purchased under resale agreements	1,098,838	—	1,098,838	—
Loans held for sale	163,189	—	163,189	—
Loans receivable, net	14,156,103	—	—	14,156,103
Investment in Federal Home Loan Bank stock	117,954	—	117,954	—
Investment in Federal Reserve Bank stock	47,872	—	47,872	—
Accrued interest receivable	88,814	—	88,814	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	11,369,857	—	11,369,857	—
Time deposits	6,273,756	—	—	6,273,756
Federal Home Loan Bank advances	394,916	—	394,916	—
Securities sold under repurchase agreements	1,193,742	—	1,193,742	—
Accrued interest payable	11,209	—	11,209	—
Long-term debt	86,741	—	86,741	—

	December 31, 2011
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,431,185	$1,431,185	$—	$—
Short-term investments	61,834	—	61,834	—
Federal funds sold	—	—	—	—
Securities purchased under resale agreements	791,745	—	791,745	—
Loans held for sale	285,181	—	285,181	—
Loans receivable, net	13,520,712	—	—	13,520,712
Investment in Federal Home Loan Bank stock	136,897	—	136,897	—
Investment in Federal Reserve Bank stock	47,512	—	47,512	—
Accrued interest receivable	89,686	—	89,686	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	10,307,001	—	10,307,001	—
Time deposits	7,194,125	—	—	7,194,125
Federal Home Loan Bank advances	479,029	—	479,029	—
Securities sold under repurchase agreements	1,177,331	—	1,177,331	—
Accrued interest payable	15,447	—	15,447	—
Long-term debt	144,392	—	144,392	—

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents—The carrying amounts approximate fair values due to the short-term nature of these instruments. Due to the short-term nature, the estimated fair value is considered to be within Level 1 of the fair value hierarchy.

Short-Term Investments—The fair values of short-term investments generally approximate their book values due to their short maturities. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Federal Funds Sold—The carrying amounts approximate fair values due to the short-term nature of these instruments, as such, due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are considered to be within Level 2 of the fair value hierarchy.

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

Loans Receivable, net (includes covered and non-covered loans)—The fair value of loans is determined based on a discounted cash flow approach considered for an entry price value. The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within any of the loan portfolios. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of credit for such loans. Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 3 of the fair value hierarchy.

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

Accrued Interest Receivable—The carrying amounts approximate fair values due to the short-term nature of these instruments, as such, due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are considered to be within Level 2 of the fair value hierarchy.

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

Federal Home Loan Bank Advances—The fair value of Federal Home Loan Bank (“FHLB”) advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for fixed rate credit advances with similar remaining maturities at each reporting date. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Securities Sold Under Repurchase Agreements—For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At September 30, 2012 and December 31, 2011, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates, and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Accrued Interest Payable—The carrying amounts approximate fair values due to the short-term nature of these instruments, as such, due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are considered to be within Level 2 of the fair value hierarchy.

Long-Term Debt—The fair values of long-term debt are estimated by discounting the cash flows through maturity based on current market rates the Bank would pay for new issuances. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Derivatives Liabilities—The Company’s derivative liabilities include “derivatives payable” and all other derivative liabilities. The Company’s derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CDs pay interest based on changes in either the HSCEI or based on changes in the RMB, as designated. The fair value of derivatives payable is estimated using the income approach. The payable is divided by the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion the Company applied the agency discount rate. For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a discount rate for our institutional credit rating, which resulted in a nominal adjustment to the valuation of the derivative liabilities for the nine months ended September 30, 2012. The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of the interest rate swaps within derivative liabilities, the estimate is considered to be within Level 2 of the fair value hierarchy. Due to the unobservable nature of the inputs used in deriving the estimated fair value of derivatives payable within derivative liabilities, this estimate is considered to be within Level 3 of the fair value hierarchy.

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

NOTE 4 — STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2012, total compensation expense recognized in the condensed consolidated statements of income related to both stock options and restricted stock awards reduced income before taxes by $3.8 million and $11.6 million, respectively, and net income by $2.2 million and $6.7 million, respectively.

During the three and nine months ended September 30, 2011, total compensation expense recognized in the condensed consolidated statements of income related to both stock options and restricted stock awards reduced income before taxes by $3.8 million and $9.3 million, respectively, and net income by $2.2 million and $5.4 million, respectively.

The Company received $2.7 million and $3.2 million during the nine months ended September 30, 2012 and September 30, 2011, respectively, in cash proceeds from stock option exercises. The net tax benefit recognized in equity for stock compensation plans was $461 thousand and $546 thousand for the nine months ended, September 30, 2012 and September 30, 2011, respectively.

As of September 30, 2012, there are 4,402,750 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the nine months ended September 30, 2012 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)

Outstanding at beginning of period	945,080	$27.19
Granted	—	—
Exercised	(161,432)	16.45
Forfeited	(104,940)	35.73
Outstanding at end of period	678,708	$28.42	1.74 years	$276
Vested or expected to vest at end of period	677,035	$28.47	1.74 years	$254
Exercisable at end of period	661,974	$28.94	1.70 years	$55

A summary of changes in unvested stock options and related information for the nine months ended September 30, 2012 is presented below:

		Weighted Average
		Grant Date Fair Value
Unvested Options	Shares	(per share)

Unvested at January 1, 2012	186,914	$4.77
Granted	—	—
Vested	(161,526)	4.47
Forfeited	(8,654)	13.21
Unvested at September 30, 2012	16,734	$3.26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012 (5)	2011 (5)	2012 (5)	2011
Expected term (1)	N/A	N/A	N/A	4 years
Expected volatility (2)	N/A	N/A	N/A	78.1%
Expected dividend yield (3)	N/A	N/A	N/A	0.2%
Risk-free interest rate (4)	N/A	N/A	N/A	1.6%

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

(5)                The Company did not issue any stock options during the three and nine months ended September 30, 2012 and the three months ended September 30, 2011.

During the three and nine months ended September 30, 2012 and 2011, information related to stock options is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average grant date fair value of stock options granted during the period (1)	N/A	N/A	N/A	$13.21
Total intrinsic value of options exercised (in thousands)	$123	$123	$978	$2,175
Total fair value of options vested (in thousands)	$—	$—	$3,672	$1,263

(1)                The Company did not issue any stock options during the three and nine months ended September 30, 2012 and the three months ended September 30, 2011.

As of September 30, 2012, total unrecognized compensation cost related to stock options amounted to $36 thousand. The cost is expected to be recognized over a weighted average period of 0.9 years.

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

A summary of the activity for the Company’s time-based and performance-based restricted stock awards as of September 30, 2012, including changes during the nine months then ended, is presented below:

	September 30, 2012
	Restricted Stock Awards
	Time-Based		Performance-Based
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,812,890	$16.79	480,735	$22.19
Granted	37,937	21.81	465,175	22.05
Vested	(138,552)	22.68	(217,906)	21.08
Forfeited	(154,508)	17.20	(27,395)	22.59
Outstanding at end of period	1,557,767	$16.35	700,609	$22.43

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of time-based restricted stock awards granted during the period ended September 30, 2012 and 2011 were $21.81 and $19.22, respectively. The weighted average fair value of performance-based restricted stock awards granted during the period ended September 30, 2012 and 2011 were $22.05 and $22.25, respectively. The total fair value of time-based restricted stock awards vested for the three months ended September 30, 2012 and 2011 was $1.1 million and $1.5 million, respectively. The total fair value of time-based restricted stock awards vested for the nine months ended September 30, 2012 and 2011 was $3.1 million and $4.0 million, respectively. The total fair value of performance-based restricted stock awards vested during the three and nine months ended September 30, 2012 was $2.8 million and $4.7 million, respectively. There were no performance-based restricted stock awards vested during the period ended September 30, 2011.

As of September 30, 2012, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $8.4 million and $11.9 million, respectively. This cost is expected to be recognized over a weighted average period of 1.8 years and 2.1 years, respectively.

NOTE 5 — INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
As of September 30, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$398,666	$1,368	$(2)	$400,032
U.S. Government agency and U.S. Government sponsored enterprise debt securities	197,384	661	—	198,045
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	80,225	5,601	—	85,826
Residential mortgage-backed securities	981,123	23,105	(331)	1,003,897
Municipal securities	108,834	4,774	(11)	113,597
Corporate debt securities:
Investment grade	441,908	315	(29,504)	412,719
Non-investment grade (1)	22,493	119	(9,002)	13,610
Other securities	9,863	262	(3)	10,122
Total investment securities available-for-sale	$2,240,496	$36,205	$(38,853)	$2,237,848

As of December 31, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$19,892	$833	$—	$20,725
U.S. Government agency and U.S. Government sponsored enterprise debt securities	575,148	1,709	(279)	576,578
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	46,008	3,307	—	49,315
Residential mortgage-backed securities	963,688	30,854	(772)	993,770
Municipal securities	76,255	3,696	(5)	79,946
Corporate debt securities:
Investment grade	1,411,409	6,762	(95,610)	1,322,561
Non-investment grade (1)	30,693	—	(11,078)	19,615
Other securities	9,875	195	(2)	10,068
Total investment securities available-for-sale	$3,132,968	$47,356	$(107,746)	$3,072,578

(1)                For the nine months ended September 30, 2012, the Company recorded $99 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income. The Company recorded $633 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust preferred securities and other mortgage-backed securities in other comprehensive income for the year ended December 31, 2011.

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

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the periods shown:

	Three Months Ended
	September 30,
	2012	2011
	(In thousands)
Beginning balance, July 1	$115,511	$115,243
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—
Reduction for securities sold	—	—
Ending balance	$115,511	$115,243

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Beginning balance, January 1	$115,412	$124,340
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	99	464
Reduction for securities sold	—	(9,561)
Ending balance	$115,511	$115,243

During the three months ended September 30, 2012, the Company recorded $102 thousand of gross gains and $9 thousand of gross losses resulting in a net income statement impact of $93 thousand of gain on sale of investment securities. During the three months ended September 30, 2011, the Company recorded $3.2 million of gross gains and an insignificant amount of gross losses resulting in a net income statement impact of $3.2 million of gain on sale of investment securities. Total net proceeds for these sales were $32.8 million and $74.8 million for the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, the Company recorded $28.1 million of gross gains and $27.4 million of gross losses resulting in a net income statement impact of $647 thousand of gain on sale of investment securities. During the nine months ended September 30, 2011, the Company recorded $15.1 million of gross gains and $8.3 million of gross losses resulting in a net income statement impact of $6.8 million of gain on sale of investment securities. Total net proceeds for these sales were $1.13 billion and $602.6 million for the nine months ended September 30, 2012 and 2011, respectively.

The following tables show the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of September 30, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$32,117	$(2)	$—	$—	$32,117	$(2)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	—	—	—	—	—	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	105,847	(331)	—	—	105,847	(331)
Municipal securities	2,941	(11)	—	—	2,941	(11)
Corporate debt securities:
Investment grade	89,753	(5,248)	315,533	(24,256)	405,286	(29,504)
Non-investment grade	—	—	11,131	(9,002)	11,131	(9,002)
Other securities	4,507	(3)	—	—	4,507	(3)
Total investment securities available-for-sale	$235,165	$(5,595)	$326,664	$(33,258)	$561,829	$(38,853)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of December 31, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	143,265	(279)	—	—	143,265	(279)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	195,393	(772)	—	—	195,393	(772)
Municipal securities	1,158	(5)	—	—	1,158	(5)
Corporate debt securities:
Investment grade	754,055	(61,935)	350,181	(33,675)	1,104,236	(95,610)
Non-investment grade	9,973	(565)	9,595	(10,513)	19,568	(11,078)
Other securities	4,503	(2)	—	—	4,503	(2)
Total investment securities available-for-sale	$1,108,347	$(63,558)	$359,776	$(44,188)	$1,468,123	$(107,746)

Unrealized Losses

The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months is related to investment grade corporate debt securities. As of September 30, 2012, the Company had $412.7 million in investment grade corporate debt securities available-for-sale, representing 18% of the total investment securities available-for-sale portfolio.

As of September 30, 2012, there were 19 individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 5 positions in trust preferred securities with a total fair value of $11.1 million and 14 investment grade corporate debt securities with a fair value of $315.5 million. The unrealized losses on these securities are primarily attributed to the overall impact of the debt crisis in Europe, which has indirectly impacted both European and U.S. financial institutions in the corporate debt securities market. As of September 30, 2012, there were also 20 securities, not including the 19 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position for less than twelve months include 10 residential agency mortgage-backed securities, 4 investment grade corporate debt securities, 3 U.S. Treasury securities, 2 municipal securities, and 1 other security. The issuers of these securities have not, to our knowledge, established any cause to believe the Company will not be able to collect all amounts due on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their current amortized cost basis. As such, the Company does not deem these securities, other than those previously stated, to be other-than-temporarily impaired as of September 30, 2012.

Corporate Debt Securities

Corporate debt securities were reduced by $915.8 million during the nine months ended September 30, 2012, primarily due to sales. During the second quarter 2012, the Company reassessed the portfolio and elected to sell these securities to reduce the exposure to specific industries within the corporate debt portfolio. For the remainder of the corporate debt portfolio held as of September 30, 2012 the Company has the intent and ability to hold these securities and it is not more likely than not that the Company will be required to sell the securities before it recovers the cost basis of its investment.

The unrealized losses related to securities that have been in a continuous loss position of twelve months or longer are related to 5 positions in trust preferred debt securities and 14 investment grade corporate debt securities. As of September 30, 2012, these 5 positions in trust preferred securities had an estimated fair value of $11.1 million, representing less than 1% of the total investment securities available-for-sale portfolio. As of September 30, 2012, these non-investment grade trust preferred debt securities had gross unrealized losses amounting to $9.0 million, or 45% of the total amortized cost basis of these securities, comprised of $3.9 million in unrealized losses on securities that are not other-than-temporarily impaired and $5.1 million in noncredit-related impairment losses on securities that are other-than-temporarily impaired as of September 30, 2012 pursuant to the provisions of ASC 320-10-65. We recorded an impairment loss of $99 thousand on our portfolio of pooled trust preferred securities during the first nine months of 2012 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

The scheduled maturities of investment securities at September 30, 2012 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due within one year	$238,822	$234,661
Due after one year through five years	435,042	435,116
Due after five years through ten years	541,958	523,140
Due after ten years	1,024,674	1,044,931
Total investment securities available-for-sale	$2,240,496	$2,237,848

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the fair value and balance sheet classification of derivative instruments as of September 30, 2012 and December 31, 2011. The notional amount of the contract is not recorded on the condensed consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If the counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset. The valuation methodology of derivative instruments is disclosed in Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

	Fair Values of Derivative Instruments
	September 30, 2012			December 31, 2011
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets (1)	Liabilities (1)	Amount	Assets (1)	Liabilities (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$100,000	$234	$1,079	$200,000	$998	$639
Total derivatives designated as hedging instruments	$100,000	$234	$1,079	$200,000	$998	$639

Derivatives not designated as hedging instruments:
Equity swap agreements	$22,709	$205	$205	$22,709	$202	$204
Foreign exchange options	85,614	4,371	2,729	85,614	3,899	2,430
Interest rate swaps	965,981	33,825	34,285	485,196	19,476	19,924
Short-term foreign exchange contracts	78,155	1,118	551	210,295	1,403	967
Total derivatives not designated as hedging instruments	$1,152,459	$39,519	$37,770	$803,814	$24,980	$23,525

(1)               Derivative assets, which are a component of other assets, include the estimated settlement of the derivative asset position. Derivative liabilities, which are a component of other liabilities and deposits, include the estimated settlement of the derivative liability position.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit—The Company is exposed to changes in the fair value of certain of its fixed rate certificates of deposit due to changes in the benchmark interest rate, LIBOR. During 2011, the Company entered into four $50.0 million receive-fixed, pay-variable interest rate swaps with major brokerage firms as fair value hedges of four $50.0 million fixed rate certificates of deposit with the same maturity dates. In the first nine months of 2012, three of these fair value hedge interest rate swaps, with a total notional amount of $150.0 million, were called by the counterparties. As a result, the Company exercised the right to call the underlying certificates of deposit. In the third quarter of 2012, the Company entered into two swap agreements, a $30.0 million and $20.0 million receive-fixed, pay-variable interest rate swaps with major brokerage firms as fair value hedges of a $30.0 million and $20.0 million fixed rate certificates of deposit with the same maturity dates. Interest rate swaps designated as fair value hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2012 and December 31, 2011 the total notional amount of the interest rate swaps on the certificates of deposit was $100.0 million and $200.0 million, respectively. The fair value of the interest rate swaps amounted to a $234 thousand asset and $1.1 million liability, respectively, as of September 30, 2012. The fair value of the interest rate swaps amounted to a $998 thousand asset and $639 thousand liability, respectively, as of December 31, 2011. During the three and nine months ended September 30, 2012, the Company recognized a net reduction of $1.1 million and $3.0 million, respectively, in expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $605 thousand and $3.2 million, respectively, for the three and nine months ended September 30, 2012 related to net settlements on the derivatives.

Derivatives Not Designated as Hedging Instruments

Equity Swap Agreements—In December 2007, the Company entered into two equity swap agreements with a major investment brokerage firm to economically hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers which has a term of 5 years and pays interest based on the performance of the HSCEI. Under ASC 815, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market each reporting period with resulting changes in fair value recorded in the condensed consolidated statements of income. As of both September 30, 2012 and December 31, 2011, the notional amounts of the equity swap agreements totaled $22.7 million.

The fair values of the equity swap agreements and embedded derivative liability for these derivative contracts amounted to a $205 thousand asset and a $205 thousand liability, respectively, as of September 30, 2012, compared to a $202 thousand asset and a $204 thousand liability, respectively, as of December 31, 2011.

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

As of September 30, 2012 and December 31, 2011, the notional amount of the foreign exchange options totaled $85.6 million and $85.6 million, respectively. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $4.4 million asset and a $2.7 million liability, respectively, as of September 30, 2012. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $3.9 million asset and a $2.4 million liability, respectively, as of December 31, 2011.

Interest Rate Swaps—Since the fourth quarter of 2010, the Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to economically hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company does not assume any interest rate risk since the swap agreements mirror each other. As of September 30, 2012 and December 31, 2011 the notional amount of the interest rate swaps with the institutional counterparties totaled $966.0 million and $485.2 million, respectively. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the condensed consolidated statements of income.

The fair values of the interest rate swap contracts with the institutional counterparty and the Bank customers amounted to a $33.8 million asset and a $34.3 million liability, respectively, as of September 30, 2012. The fair values of the interest rate swap contracts with the institutional counterparty and the Bank customers amounted to a $19.5 million asset and a $19.9 million liability, respectively, as of December 31, 2011.

Short-term Foreign Exchange Contracts—The Company also enters into short-term forward foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of September 30, 2012 and December 31, 2011 the notional amount of the foreign exchange contracts totaled $78.2 million and $210.3 million, respectively. The fair values of the foreign exchange contracts amounted to a $1.1 million asset and a $551 thousand liability, respectively, as of September 30, 2012. The fair values of the foreign exchange contracts amounted to a $1.4 million asset and a $967 thousand liability, respectively, as of December 31, 2011.

The table below presents the effect of the change in fair value for the Company’s derivative financial instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011:

	Location in	Three Months Ended		Nine Months Ended
	Condensed Consolidated	September 30,		September 30,
	Statements of Income	2012	2011	2012	2011
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value	Interest expense	$(741)	$1,740	$(399)	$2,958
	Total net income (expense)	$(741)	$1,740	$(399)	$2,958

Derivatives not designated as hedging instruments
Equity swap agreements	Noninterest expense	$—	$(1)	$2	$2
Foreign exchange options	Noninterest income	(28)	(211)	83	(221)
Foreign exchange options	Noninterest expense	16	(51)	90	(1)
Interest rate swaps	Noninterest income	296	(832)	(12)	(1,102)
Short-term foreign exchange contracts	Noninterest income	(20)	(886)	131	(332)
	Total net income (expense)	$264	$(1,981)	$294	$(1,654)

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

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of September 30, 2012 and December 31, 2011, the Company’s estimate for this liability to the FDIC for WFIB and UCB was $20.5 million and $10.7 million, respectively.

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

The carrying amounts and the composition of the covered loans as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Real estate loans:
Residential single-family	$385,287	$442,732
Residential multifamily	721,775	918,941
Commercial and industrial real estate	1,480,742	1,773,760
Construction and land	458,229	653,045
Total real estate loans	3,046,033	3,788,478
Other loans:
Commercial business	632,292	831,762
Other consumer	88,682	97,844
Total other loans	720,974	929,606
Total principal balance	3,767,007	4,718,084
Covered discount	(582,545)	(788,295)
Net valuation of loans	3,184,462	3,929,789
Allowance on covered loans	(5,877)	(6,647)
Total covered loans, net	$3,178,585	$3,923,142

Credit Quality Indicators—At each respective acquisition date, the covered loans were grouped into pools of loans with similar characteristics and risk factors per ASC 310-30. The pools were first developed based on loan categories and performance status. As of September 30, 2012, UCB covered loans represent approximately 94% of total covered loans. For the UCB acquisition, the loans were further segregated among the former UCB domestic, Hong Kong, and China portfolios, representing the three general geographic regions. In addition, the Company evaluated the make-up of geographic regions within the construction, land, and multifamily loan portfolios and further segregated these pools into distressed and non-distressed regions based on our historical experience of real estate loans within the non-covered portfolio. As of the date of acquisition 64% of the UCB portfolio was located in California, 10% was located in Hong Kong and 11% was located in New York. This assessment was factored into the day one valuation and discount applied to the loans. As such, geographic concentration risk is considered in the covered loan discount. As of September 30, 2012, credit related to the covered loans has not deteriorated beyond the fair value at acquisition date.

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

The Company reduced the nonaccretable difference due to the performance of the portfolio and expectation for the inherent losses in the portfolio in the fourth quarter of 2010. By lowering the nonaccretable discount, the overall accretable yield will increase thus increasing the interest income recognized over the remaining life of the loans. This reduction was primarily calculated based on the risk ratings of the loans. If credit deteriorates beyond the respective acquisition date fair value amount of the covered loans under ASC 310-30, such deterioration will be reserved for and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of September 30, 2012, there is no allowance for the covered loans accounted for under ASC 310-30 related to deterioration as the credit has not deteriorated beyond fair value at acquisition date.

As of the acquisition date, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. Included in the table below are $466.9 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $319.4 million of commercial and industrial loans, $103.3 million of commercial real estate loans, $33.2 million of consumer loans and $11.0 million of residential loans. During the three and nine months ended September 30, 2012, the Company recorded $6.5 million of charge-offs on a few specific covered loans outside of the scope of ASC 310-30. The resulting provision on covered loans for the three and nine months ended September 30, 2012 was $5.2 million and $5.7 million, respectively. Refer to Note 8 for additional discussion of these covered charge-offs. As of September 30, 2012, $5.9 million, or 2.6%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $5.9 million in allowance is allocated within our loan segments as follows: $3.1 million for commercial real estate loans, $2.5 million for commercial and industrial loans, $180 thousand for consumer loans and $122 thousand for residential loans.

The tables below present the covered loan portfolio by credit quality indicator as of September 30, 2012 and December 31, 2011.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2012
Real estate loans:
Residential single-family	$366,326	$2,079	$16,882	$—	$385,287
Residential multifamily	621,633	12,272	87,870	—	721,775
Commercial and industrial real estate	1,033,938	8,214	431,691	6,899	1,480,742
Construction and land	178,554	30,771	247,683	1,221	458,229
Total real estate loans	2,200,451	53,336	784,126	8,120	3,046,033

Other loans:
Commercial business	445,844	30,587	155,328	533	632,292
Other consumer	86,388	—	2,294	—	88,682
Total other loans	532,232	30,587	157,622	533	720,974
Total principal balance	$2,732,683	$83,923	$941,748	$8,653	$3,767,007

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2011
Real estate loans:
Residential single-family	$427,918	$1,085	$13,729	$—	$442,732
Residential multifamily	779,694	26,124	113,123	—	918,941
Commercial and industrial real estate	1,249,781	43,810	472,003	8,166	1,773,760
Construction and land	242,996	40,859	362,958	6,232	653,045
Total real estate loans	2,700,389	111,878	961,813	14,398	3,788,478

Other loans:
Commercial business	643,117	34,707	149,253	4,685	831,762
Other consumer	96,342	—	1,502	—	97,844
Total other loans	739,459	34,707	150,755	4,685	929,606
Total principal balance	$3,439,848	$146,585	$1,112,568	$19,083	$4,718,084

As of September 30, 2012 and December 31, 2011, $215.5 million and $194.5 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonaccrual loans in accordance with the contractual terms of the individual loans.

The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	September 30,	December 31,
	2012	2011
	(In thousands)
Covered nonaccrual loans(1) (2) (3)	$215,522	$194,506
Covered loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	215,522	194,506
Other real estate owned covered, net	27,613	63,624
Total covered nonperforming assets	$243,135	$258,130

(1)          Covered nonaccrual loans include loans that meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30 and all losses on covered loans are 80% reimbursed by the FDIC.

(2)          Represents principal balance net of discount.

(3)          Includes $26.2 million of loans accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

As of September 30, 2012, we had 46 covered OREO properties with a combined aggregate carrying value of $27.6 million. Approximately 50% and 17% of covered OREO properties as of September 30, 2012 were located in California and Washington, respectively. As of December 31, 2011, we had 82 covered OREO properties with an aggregate carrying value of $63.6 million. During the first nine months of 2012, 46 properties with an aggregate carrying value of $24.7 million were added through foreclosure. The carrying value at September 30, 2012 is net of write-downs on covered OREO of $9.2 million. During the first nine months of 2012, we sold 82 covered OREO properties for total proceeds of $56.3 million resulting in a total net gain on sale of $4.8 million.

Changes in the accretable yield for the covered loans are as follows for the periods shown:

	Three Months Ended
	September 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$620,468	$980,932
Additions	—	—
Accretion	(48,332)	(51,307)
Changes in expected cash flows	(33,920)	(49,581)
Balance at end of period	$538,216	$880,044

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$785,165	$1,153,272
Additions	—	—
Accretion	(128,968)	(162,747)
Changes in expected cash flows	(117,981)	(110,481)
Balance at end of period	$538,216	$880,044

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

From December 31, 2011 to September 30, 2012, excluding scheduled principal payments, a total of $684.2 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $74.3 million related to payoffs and removals offset by charge-offs.

From December 31, 2010 to September 30, 2011, excluding scheduled principal payments, a total of $709.6 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $80.6 million related to payoffs and removals offset by charge-offs.

FDIC Indemnification Asset

Due to the fourth quarter 2010 reduction of the nonaccretable difference on the UCB covered loan portfolio, the expected reimbursement from the FDIC under the loss-sharing agreement decreased. As such, the Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset, in line with the improved accretable yield as discussed above. For the three and nine months ended September 30, 2012, the Company recorded $7.1 million and $24.9 million, respectively, of amortization against income, compared to $14.3 million and $48.0 million of amortization for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2012, the Company also recorded a reduction to the FDIC indemnification asset resulting from paydowns, payoffs, loan sales and charge-offs of $30.9 million and $107.9 million, respectively. For the three and nine months ended September 30, 2011, the Company recorded reductions of $43.3 million and $164.2 million, respectively.

The table below shows FDIC indemnification asset activity for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Balance at beginning of period	$409,287	$630,437	$511,135	$785,035
(Amortization)	(7,060)	(14,325)	(24,918)	(48,034)
Reductions (1)	(30,918)	(43,349)	(107,936)	(164,238)
Estimate of FDIC repayment (2)	(2,836)	(3,606)	(9,808)	(3,606)
Balance at end of period	$368,473	$569,157	$368,473	$569,157

(1)            Reductions relate to charge-offs, partial prepayments, loan payoffs and loan sales which result in a corresponding reduction of the indemnification asset.

(2)             This represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC loss share agreements, due to lower thresholds of losses.

FDIC Receivable

As of September 30, 2012, the FDIC loss-sharing receivable was $62.9 million as compared to $76.6 million as of December 31, 2011. This receivable represents 80% of reimbursable amounts from the FDIC, under the FDIC loss-sharing agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan related expenses and OREO-related expenses. 100% of the loan related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the condensed consolidated balance sheet.

NOTE 8 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans receivable, excluding covered loans (“non-covered loans”) for the periods indicated:

	September 30,	December 31,
	2012	2011
	(In thousands)
Residential:
Single-family	$2,065,622	$1,796,635
Multifamily	911,781	933,168
Total residential	2,977,403	2,729,803

Commercial Real Estate (“CRE”):
Income producing	$3,519,601	3,487,866
Construction	110,541	171,410
Land	140,331	173,089
Total CRE	3,770,473	3,832,365

Commercial and Industrial (“C&I”):
Commercial business	$3,097,271	2,655,917
Trade finance	635,514	486,555
Total C&I	3,732,785	3,142,472

Consumer:
Student loans	$406,019	306,325
Other consumer	268,528	277,461
Total consumer	674,547	583,786
Total gross loans receivable, excluding covered loans	11,155,208	10,288,426
Unearned fees, premiums, and discounts, net	$(15,185)	(16,762)
Allowance for loan losses, excluding covered loans	(223,637)	(209,876)
Loans receivable, excluding covered loans, net	$10,916,386	$10,061,788

Accrued interest on covered and non-covered loans receivable amounted to $73.3 million and $68.5 million at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, covered and non-covered loans receivable totaling $8.82 billion and $8.65 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $504.0 million and $585.0 million in new residential single-family loans during the nine months ended September 30, 2012 and 2011, respectively.

The Bank also offers both fixed and ARM residential multifamily loan programs. For the nine months ended September 30, 2012 and 2011, the Bank originated $96.2 million and $34.1 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. The Bank originates single-family residential loans where limited verification or documentation of a borrower’s income is obtained. However, such loans are originated at an original loan to value ratio of below 65%. The Bank considers all of the single-family and multifamily loans originated to be prime loans and the underwriting criteria include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank has single-family loans with interest-only features which represents approximately less than 1% of total single-family loans at both September 30, 2012 and December 31, 2011. Additionally, the Bank owns residential loans that were purchased several years ago that permit different repayment options. For these loans, there is the potential for negative amortization if the borrower so chooses. These residential loans that permit different repayment options represents approximately less than 1%, of total residential loans at both September 30, 2012 and December 31, 2011. None of these loans were negatively amortizing as of September 30, 2012 and December 31, 2011.

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

Credit Risk and Concentrations—The real estate market in California, including the areas of Los Angeles, Riverside, San Bernardino, and Orange counties, where a significant portion of the Company’s loan customers are based, has been negatively impacted over the past few years. As of September 30, 2012, the Company had $3.77 billion in non-covered commercial real estate loans and $2.98 billion in non-covered residential loans, of which approximately 90% are secured by real properties located in California. Potential further deterioration in the real estate market generally and residential building in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance loans relate to trade in the greater China region, the majority of these loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import and export activities. We offer export-import financing to various domestic and foreign customers; we also offer export loans which are guaranteed by the Export-Import Bank of the United States.

Purchased Loans—During the first nine months of 2012, the Company purchased loans with an unpaid principal balance of $451.7 million and a carrying amount of $429.8 million. 98% of these loans are student loans which are guaranteed by the U.S. Department of Education and pose limited credit risk.

Loans Held for Sale—Loans held for sale totaled $157.9 million and $278.6 million as of September 30, 2012 and December 31, 2011, respectively. Loans held for sale are recorded at the lower of cost or fair market value. Fair market value, if lower than cost, is determined based on valuations obtained from market participants or the value of the underlying collateral. As of September 30, 2012, approximately 94% of these loans were student loans, the majority of which are guaranteed by the U.S. Department of Education. During the first nine months of 2012, in total, net loans receivable of $148.8 million were reclassified to loans held for sale. Some of these loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $338.0 million in the first nine months of 2012, resulting in net gains on sale of $14.6 million. Proceeds from sales of loans held for sale were $637.5 million in the first nine months of 2011 with $14.5 million net gains on sale.

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

Pass or Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade and, generally, the Company does not grade a loan as Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in borrower status and likelihood of loan repayment. The tables below present the non-covered loan portfolio by credit quality indicator as of September 30, 2012 and December 31, 2011. There were no Loss grade loans as of September 30, 2012 and December 31, 2011.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
			(In thousands)
September 30, 2012
Residential:
Single-family	$2,032,738	$13,400	$19,484	$—	$2,065,622
Multifamily	802,336	16,835	92,610	—	911,781
CRE:
Income producing	3,272,841	42,346	204,414	—	3,519,601
Construction	63,316	10,773	36,452	—	110,541
Land	87,432	14,677	38,222	—	140,331
C&I:
Commercial business	2,936,048	72,075	89,148	—	3,097,271
Trade finance	626,497	4,025	4,992	—	635,514
Consumer:
Student loans	405,950	—	69	—	406,019
Other consumer	261,936	435	6,157	—	268,528
Total	$10,489,094	$174,566	$491,548	$—	$11,155,208

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
			(In thousands)
December 31, 2011
Residential:
Single-family	$1,768,149	$11,239	$17,247	$—	$1,796,635
Multifamily	810,458	25,531	97,179	—	933,168
CRE:
Income producing	3,211,386	63,066	213,414	—	3,487,866
Construction	109,184	—	62,226	—	171,410
Land	125,534	7,954	39,601	—	173,089
C&I:
Commercial business	2,492,904	62,409	100,357	247	2,655,917
Trade finance	467,822	7,161	11,572	—	486,555
Consumer:
Student loans	305,880	188	257	—	306,325
Other consumer	273,692	—	3,769	—	277,461
Total	$9,565,009	$177,548	$545,622	$247	$10,288,426

Nonaccrual and Past Due Loans—Loans are tracked by the number of days borrower payments are past due. The tables below present an aging analysis of nonaccrual loans, past due non-covered loans and loans held for sale, segregated by class of loans, as of September 30, 2012 and December 31, 2011:

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
September 30, 2012
Residential:
Single-family	$2,998	$7,266	$10,264	$1,010	$7,742	$8,752	$2,046,606	$2,065,622
Multifamily	6,005	—	6,005	11,440	11,594	23,034	882,742	911,781
CRE:
Income producing	14,150	6,239	20,389	3,478	7,587	11,065	3,488,147	3,519,601
Construction	—	—	—	—	21,800	21,800	88,741	110,541
Land	661	—	661	652	7,265	7,917	131,753	140,331
C&I:
Commercial business	1,465	2,382	3,847	3,537	11,983	15,520	3,077,904	3,097,271
Trade finance	—	84	84	704	1,919	2,623	632,807	635,514
Consumer:
Student loans	69	—	69	—	69	69	405,881	406,019
Other consumer	2,954	435	3,389	—	3,670	3,670	261,469	268,528
Loans held for sale	—	—	—	—	9,642	9,642	148,227	157,869
Total	$28,302	$16,406	$44,708	$20,821	$83,271	$104,092	$11,164,277	11,313,077
Unearned fees, premiums and discounts, net								(15,185)
Total recorded investment in non-covered loans and loans held for sale								$11,297,892

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
December 31, 2011
Residential:
Single-family	$6,991	$1,198	$8,189	$—	$3,569	$3,569	$1,784,877	$1,796,635
Multifamily	6,366	745	7,111	6,889	11,306	18,195	907,862	933,168
CRE:
Income producing	18,179	1,549	19,728	6,885	25,690	32,575	3,435,563	3,487,866
Construction	—	—	—	26,482	14,688	41,170	130,240	171,410
Land	—	573	573	1,136	9,589	10,725	161,791	173,089
C&I:
Commercial business	342	2,957	3,299	4,394	6,843	11,237	2,641,381	2,655,917
Trade finance	—	—	—	—	—	—	486,555	486,555
Consumer:
Student loans	109	188	297	—	257	257	305,771	306,325
Other consumer	1,130	—	1,130	—	2,249	2,249	274,082	277,461
Loans held for sale	—	—	—	—	25,655	25,655	252,948	278,603
Total	$33,117	$7,210	$40,327	$45,786	$99,846	$145,632	$10,381,070	10,567,029
Unearned fees, premiums and discounts, net								(16,762)
Total recorded investment in non-covered loans and loans held for sale								$10,550,267

Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent TDR loans, are also placed on nonaccrual status. Nonaccrual loans totaled $104.1 million and $145.6 million at September 30, 2012 and December 31, 2011, respectively. Loans not 90 or more days past due totaled $20.8 million and $45.8 million as of September 30, 2012 and December 31, 2011, respectively, and were included in non-covered nonaccrual loans.

The following is a summary of interest income foregone on nonaccrual loans:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$1,497	$2,360	$4,994	$7,923
Less: Interest income recognized on nonaccrual loans on a cash basis	(633)	(756)	(1,526)	(2,267)
Interest income foregone on nonaccrual loans	$864	$1,604	$3,468	$5,656

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

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms. For nonperforming restructured loans, the loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments. The Company had $80.5 million and $99.6 million in total performing restructured loans as of September 30, 2012 and December 31, 2011, respectively. Nonperforming restructured loans were $9.8 million and $38.9 million at September 30, 2012 and December 31, 2011, respectively. Included as TDRs were $31.4 million and $22.8 million of performing A/B notes as of September 30, 2012 and December 31, 2011, respectively.  All TDRs are included in the balance of impaired loans.

The following table provides information on loans modified as of September 30, 2012 that were modified as TDRs during the nine months ended September 30, 2012:

	Loans Modified as TDRs During the
	Three Months Ended September 30, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
	(Dollars in thousands)
Residential:
Single-family	6	$1,849	$1,413	$533
Multifamily	3	$6,146	$6,083	$2,098
CRE:
Income producing	3	$4,869	$4,257	$608
Construction	—	$—	$—	$—
Land	1	$278	$93	$183
C&I:
Commercial business	1	$461	$458	$—
Trade finance	2	$2,510	$1,004	$1,506
Consumer:
Student loans	—	$—	$—	$—
Other consumer	—	$—	$—	$—

	Loans Modified as TDRs During the
	Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
	(Dollars in thousands)
Residential:
Single-family	8	$3,117	$2,572	$836
Multifamily	10	$16,833	$16,572	$2,958
CRE:
Income producing	8	$10,118	$8,282	$1,169
Construction	—	$—	$—	$—
Land	2	$710	$163	$260
C&I:
Commercial business	12	$4,926	$4,580	$696
Trade finance	2	$2,510	$1,004	$1,506
Consumer:
Student loans	—	$—	$—	$—
Other consumer	1	$108	$108	$—

(1)                Includes subsequent payments after modification and reflects the balance as of September 30, 2012.

(2)                The financial impact includes charge-offs and specific reserves recorded at modification date.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the bank’s recovery. As of September 30, 2012, modifications of residential TDRs, including single and multi-family loans, primarily included principal and/or interest deferments, rate reductions, extensions and A/B note splits. A/B note splits result in a partial charge-off or loss for the bank at the modification date. For the nine months ended September 30, 2012, residential TDRs modified using principal and/or interest deferment and/or rate reductions totaled $9.9 million as of September 30, 2012. For the nine months ended September 30, 2012 residential TDRs modified using extensions and/or A/B note splits totaled $9.2 million as of September 30, 2012. Commercial real estate TDRs, including income producing, construction and land loans, were primarily modified through A/B note splits, principal reductions and/or non-market interest rate changes with an impact of a partial charge-off or loss for the bank and reduction of interest collected over the life of the loan. Commercial real estate TDRs modified through A/B note splits, principal reductions and/or non-market interest changes totaled $8.5 million as of September 30, 2012. Commercial and industrial TDRs, including commercial business and trade finance loans, were restructured in various ways, including forbearance payments, principal deferment and/or maturity extensions with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $5.6 million as of September 30, 2012. Consumer TDRs, including student loans and other consumer loans, were restructured through principal deferments and extensions. Consumer TDRs modified through principal deferment and extensions totaled $108 thousand as of September 30, 2012. Performing TDRs at September 30, 2012 were comprised of $28.7 million in residential loans, $46.7 million in commercial real estate loans, $5.0 million in commercial and industrial loans and $108 thousand in consumer loans. Performing TDRs at December 31, 2011 were comprised of $19.1 million in residential loans, $60.2 million in commercial real estate loans and $20.3 million in commercial and industrial loans. Nonperforming TDRs at September 30, 2012 were comprised of $5.8 million in residential loans, $2.1 million in commercial real estate loans and $1.9 million in commercial and industrial loans. Nonperforming TDRs at December 31, 2011 were comprised of $2.7 million in residential loans, $34.6 million in commercial real estate loans and $1.6 million in commercial and industrial loans.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 30 days for commercial and industrial, commercial real estate and consumer loans, and beyond 90 days for residential loans, becomes nonaccrual and is considered to have defaulted. The following table provides information for loans modified as TDRs within the previous 12 months that have subsequently defaulted as of September 30, 2012 for the three and nine months ended September 30, 2012.

Loans Modified as TDRs during the Prior 12
Months, that Subsequently Defaulted During the
Three Months Ended September 30, 2012
	Number of	Recorded
	Contracts	Investment
(Dollars in thousands)
Residential:
Single-family	1	$190
Multifamily	—	$—
CRE:
Income producing	—	$—
Construction	—	$—
Land	—	$—
C&I:
Commercial business	—	$—
Trade finance	—	$—
Consumer:
Student loans	—	$—
Other consumer	—	$—

Loans Modified as TDRs during the Prior 12
Months, that Subsequently Defaulted During the
Nine Months Ended September 30, 2012
	Number of	Recorded
	Contracts	Investment (1)
(Dollars in thousands)
Residential:
Single-family	1	$190
Multifamily	—	$—
CRE:
Income producing	1	$2,916
Construction	—	$—
Land	—	$—
C&I:
Commercial business	2	$537
Trade finance	—	$—
Consumer:
Student loans	—	$—
Other consumer	—	$—

(1)                Included in the nine months ended table is $3.5 million of recorded investments which have been charged-off or transferred to REO and are not included in the total loans receivable balance as of September 30, 2012.

All TDRs are included in the impaired loan quarterly valuation allowance process. See the sections below Impaired Loans and Allowance for Loan Losses for the complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of delinquent TDRs and when the restructured loan is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. If the loan is a performing TDR the deficiency is included in the specific allowance, as appropriate. As of September 30, 2012, the allowance for loan losses associated with TDRs was $9.2 million for performing TDRs and $61 thousand for nonperforming TDRs. As of December 31, 2011, the allowance for loan losses associated with TDRs was $10.5 million for performing TDRs and $139 thousand for nonperforming TDRs.

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

At September 30, 2012 and December 31, 2011, impaired non-covered loans totaled $174.9 million and $219.6 million, respectively. Impaired non-covered loans as of September 30, 2012 and December 31, 2011 are set forth in the following tables. The interest income recognized on impaired loans, excluding performing TDRs, is recognized on a cash basis when received.

						For the three months		For the nine months
		Recorded	Recorded			ended September 30, 2012		ended September 30, 2012
	Unpaid	Investment	Investment	Total		Average	Interest	Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Allowance	Allowance	Investment (2)	Allowance	Investment	Recognized (1)	Investment	Recognized (1)
				(In thousands)
As of and for the three and nine months ended September 30, 2012
Residential:
Single-family	$17,810	$12,947	$2,767	$15,714	$810	$16,360	$29	$17,295	$35
Multifamily	48,343	32,095	12,629	44,724	2,891	45,466	139	46,544	347
CRE:
Income producing	51,097	41,444	6,619	48,063	2,399	48,533	80	49,733	172
Construction	32,099	21,800	—	21,800	—	23,140	146	24,625	438
Land	20,374	9,508	8,081	17,589	2,721	17,846	28	18,297	64
C&I:
Commercial business	30,439	17,278	2,983	20,261	1,379	23,155	192	27,311	451
Trade finance	4,429	2,923	—	2,923	—	3,676	15	4,264	15
Consumer:
Student loans	69	69	—	69	—	69	—	66	—
Other consumer	4,101	3,779	—	3,779	—	3,779	4	3,916	4
Total	$208,761	$141,843	$33,079	$174,922	$10,200	$182,024	$633	$192,051	$1,526

						For the year
		Recorded	Recorded			ended December 31, 2011
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized (1)
				(In thousands)
As of and for the year ended December 31, 2011
Residential:
Single-family	$10,248	$6,578	$2,535	$9,113	$1,131	$9,408	$65
Multifamily	37,450	28,272	3,520	31,792	1,124	35,855	473
CRE:
Income producing	69,664	55,701	7,941	63,642	1,187	68,087	1,030
Construction	75,714	45,413	1,067	46,480	815	64,398	1,099
Land	40,615	25,806	8,692	34,498	3,949	36,002	341
C&I:
Commercial business	38,857	20,772	6,650	27,422	4,835	32,033	484
Trade finance	4,127	4,127	—	4,127	—	4,127	—
Consumer:
Student loans	257	257	—	257	—	257	—
Other consumer	2,249	2,249	—	2,249	—	2,251	27
Total	$279,181	$189,175	$30,405	$219,580	$13,041	$252,418	$3,519

(1)                Excludes interest from performing TDRs.

(2)                Excludes $26.2 million of covered non-accrual loans accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Bank’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of September 30, 2012, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are global cash flows of the guarantors and businesses we lend to and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loan.

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

Covered Loans—As of the respective acquisition dates, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the allowance for loan losses calculation. As of September 30, 2012 and December 31, 2011, $5.9 million, or 2.6% and $6.6 million, or 3.1%, respectively, of the total allowance is allocated to the allowance for loan losses on covered loans. The covered loans acquired are, and will continue to be, subject to the Bank’s internal and external credit review and monitoring. Credit deterioration, if any, beyond the respective acquisition date fair value amounts of the covered loans under ASC 310-30 will be separately measured and accounted for under ASC 310-30. If required, the establishment of an allowance for covered loans accounted for under ASC 310-30 will result in a charge to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of September 30, 2012 and December 31, 2011, there is no allowance for the covered loans accounted for under ASC 310-30 due to deterioration of credit quality.

During the three and nine months ended September 30, 2012, the Company recorded $6.5 million of charge-offs on several covered loans outside of the scope of ASC 310-30. The resulting provision on covered loans for the three and nine months ended September 30, 2012 was $5.2 million and $5.7 million, respectively. The charge-offs are within our loan segments as follows: $5.0 million of commercial and industrial loans and $1.5 million of commercial real estate loans. The Company does not anticipate additional charge-offs in the covered loan portfolio since the $6.5 million of net charge-offs was related to three specific loans. As these loans are covered under loss-sharing agreements with the FDIC, the Company recorded income of $5.2 million or 80% of the charge-off amount of $6.5 million in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings for the third quarter of ($1.3) million.

The Company recorded $52.1 million in total loan loss provisions for the nine months ended September 30, 2012, as compared to $75.0 million for the nine months ended September 30, 2011. It is the Company’s policy to promptly charge-off the amount of impairment on a loan which represents the difference in the outstanding loan balance and the fair value of the collateral or discounted cash flow. Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. For the nine months ended September 30, 2012, the Company recorded $39.1 million in total net charge-offs in comparison to $90.2 million for the nine months ended September 30, 2011. The following tables detail activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the three and nine months ended September 30, 2012, and the year ended December 31, 2011. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2012
Beginning balance	$49,985	$72,076	$92,615	$4,778	$7,173	$—	$226,627
Provision for loan losses	3,552	(744)	11,619	396	5,179	(1,502)	18,500
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	1,502	1,502
Charge-offs	(2,767)	(4,639)	(6,586)	(488)	(6,475)	—	(20,955)
Recoveries	71	2,058	1,708	3	—	—	3,840
Net charge-offs	(2,696)	(2,581)	(4,878)	(485)	(6,475)	—	(17,115)
Ending balance	$50,841	$68,751	$99,356	$4,689	$5,877	$—	$229,514

Ending balance allocated to:
Loans individually evaluated for impairment	$3,701	$5,120	$1,379	$—	$—	$—	$10,200
Loans collectively evaluated for impairment	47,140	63,631	97,977	4,689	5,877	—	219,314
Covered loans acquired with deteriorated credit quality(2)	—	—	—	—	—	—	—
Ending balance	$50,841	$68,751	$99,356	$4,689	$5,877	$—	$229,514

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Unallocated	Total
	(In thousands)
Nine Months Ended September 30, 2012
Beginning balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523
Provision for loan losses	4,741	15,651	24,060	1,941	5,705	2	52,100
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	(2)	(2)
Charge-offs	(7,334)	(20,217)	(16,954)	(1,579)	(6,475)	—	(52,559)
Recoveries	1,254	6,860	5,230	108	—	—	13,452
Net charge-offs	(6,080)	(13,357)	(11,724)	(1,471)	(6,475)	—	(39,107)
Ending balance	$50,841	$68,751	$99,356	$4,689	$5,877	$—	$229,514

Ending balance allocated to:
Loans individually evaluated for impairment	$3,701	$5,120	$1,379	$—	$—	$—	$10,200
Loans collectively evaluated for impairment	47,140	63,631	97,977	4,689	5,877	—	219,314
Covered loans acquired with deteriorated credit quality(2)	—	—	—	—	—	—	—
Ending balance	$50,841	$68,751	$99,356	$4,689	$5,877	$—	$229,514

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Unallocated	Total
	(In thousands)
Year Ended December 31, 2011
Beginning balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633
Provision for loan losses	15,416	22,817	50,848	2,455	2,422	1,048	95,006
Allowance for unfunded loan commitments
and letters of credit	—	—	—	—	—	(1,048)	(1,048)
Charge-offs	(13,323)	(78,803)	(30,606)	(1,959)	—	—	(124,691)
Recoveries	596	4,691	7,041	295	—	—	12,623
Net charge-offs	(12,727)	(74,112)	(23,565)	(1,664)	—	—	(112,068)
Ending balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523

Ending balance allocated to:
Loans individually evaluated for impairment	$2,255	$5,951	$4,835	$—	$—	$—	$13,041
Loans collectively evaluated for impairment	49,925	60,506	82,185	4,219	6,647	—	203,482
Covered loans acquired with deteriorated credit quality(2)	—	—	—	—	—	—	—
Ending balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523

(1)           This allowance is related to drawdowns on commitments that were in existence as of the acquisition dates of WFIB and UCB and, therefore, are covered under the shared-loss agreements with the FDIC. Allowance on these subsequent drawdowns is accounted for as part of the allowance for loan losses.

(2)           The Company has elected to account for covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30.

The Company’s recorded investment in total loans receivable as of September 30, 2012 and December 31, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Total
	(In thousands)
September 30, 2012
Loans individually evaluated for impairment	$60,438	$87,452	$23,184	$3,779	$—	$174,853
Covered loans individually evaluated for impairment (2)	—	—	—	—	5,136	5,136
Loans collectively evaluated for impairment	2,916,965	3,683,021	3,709,601	670,768	461,801	11,442,156
Covered loans acquired with deteriorated credit quality (1)	1,067,858	1,888,037	288,291	55,884	—	3,300,070
Ending balance	$4,045,261	$5,658,510	$4,021,076	$730,431	$466,937	$14,922,215

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Total
	(In thousands)
December 31, 2011
Loans individually evaluated for impairment	$43,395	$143,631	$31,338	$2,249	$—	$220,613
Loans collectively evaluated for impairment	2,686,408	3,688,734	3,111,135	581,536	583,804	10,651,617
Loans acquired with deteriorated credit quality (1)	1,331,615	2,322,062	413,479	67,124	—	4,134,280
Ending balance	$4,061,418	$6,154,427	$3,555,952	$650,909	$583,804	$15,006,510

(1)            The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30. The total principal balance is presented and excludes the purchase discount and any additional advances subsequent to acquisition date.

(2)            Excludes $26.2 million of covered non-accrual loans accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions—The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of September 30, 2012 and December 31, 2011, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $11.0 million and $11.0 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.74 billion and $2.10 billion at September 30, 2012 and December 31, 2011, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing or has limited recourse. The majority of these loans are residential and CRE at September 30, 2012 and December 31, 2011. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions, $5.3 million and $4.4 million pertain to these loans as of September 30, 2012 and December 31, 2011, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

NOTE 9 — AFFORDABLE HOUSING PARTNERSHIPS AND OTHER INVESTMENTS

The Company invests in certain limited partnerships that are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company’s ownership amount in each limited partnership varies. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. The Company is not the primary beneficiary and, therefore, not required to consolidate these entities. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company uses either the equity method or cost method of accounting. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest. The balance of the investments in these entities was $179.0 million and $144.4 million at September 30, 2012 and December 31, 2011, respectively.

The Company also invests in certain limited partnerships that qualify for Community Reinvestment Act (CRA) credits or that qualify for other types of tax credits. The Community Reinvestment Act encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. The balance of CRA and other investments was $49.8 million and $49.7 million at September 30, 2012 and December 31, 2011, respectively, and is included in other assets in the condensed consolidated balance sheets.

The Company has unfunded commitments related to the affordable housing and other investments that are payable on demand. Total unfunded commitments for these investments were $87.3 million and $86.0 million at September 30, 2012 and December 31, 2011, respectively, and are recorded in accrued expenses and other liabilities in the condensed consolidated balance sheets.

NOTE 10 — PREMISES AND EQUIPMENT

At September 30, 2012, total premises and equipment was $181.1 million with accumulated depreciation and amortization of $66.5 million and a net value of $114.6 million. At December 31, 2011, total premises and equipment was $178.6 million with accumulated depreciation and amortization of $59.7 million and a net value of $118.9 million.

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

NOTE 11 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of September 30, 2012 and December 31, 2011. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of September 30, 2012, the Company’s market capitalization based on total outstanding common and preferred shares was $3.09 billion and its total stockholders’ equity was $2.32 billion. The Company performed its annual impairment test as of December 31, 2011 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of September 30, 2012 and December 31, 2011, the gross carrying amount of premiums on acquired deposits totaled $115.3 million and $117.6 million, respectively, and the related accumulated amortization totaled $56.5 million and $50.4 million, respectively. The decrease in the gross carrying value is due to the full amortization and removal of a specific premium acquired on deposits.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $2.7 million and $3.1 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense of premiums on acquired deposits was $8.4 million and $9.4 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Amount
(In thousands)
Estimated Amortization Expense of Premiums on Acquired Deposits
Three Months Ending December 31, 2012	$2,461
Year Ending December 31, 2013	9,365
Year Ending December 31, 2014	8,454
Year Ending December 31, 2015	7,543
Year Ending December 31, 2016	6,634
Thereafter	24,289
Total	$58,746

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Credit Extensions—In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements. As of September 30, 2012 and December 31, 2011, undisbursed loan commitments amounted to $2.57 billion and $2.19 billion, respectively. Commercial and standby letters of credit amounted to $2.14 billion and $1.64 billion as of September 30, 2012 and December 31, 2011, respectively.

Guarantees—From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of September 30, 2012, total loans sold or securitized with recourse amounted to $502.4 million and were comprised of $50.1 million in single-family loans with full recourse and $452.3 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $589.9 million at December 31, 2011 comprised of $54.5 million in single-family loans with full recourse and $535.4 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $5.3 million as of September 30, 2012 and $4.4 million as of December 31, 2011, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of September 30, 2012 and December 31, 2011, the amount of loans sold without recourse totaled $988.0 million and $1.23 billion, respectively. Total loans securitized without recourse amounted to $249.3 million and $273.7 million, respectively, at September 30, 2012 and December 31, 2011. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation—Neither the Company nor the Bank is involved in any material legal proceedings at September 30, 2012. The Bank, from time to time, is a party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial position, results of operations, or liquidity of the Company or the Bank.

Other Commitments—The Company has commitments to invest in affordable housing funds, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand. As of September 30, 2012 and December 31, 2011 these commitments were $87.3 million and $86.0 million, respectively. These commitments are recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet.

NOTE 13 — STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering—In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred shares into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares. This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred shares to be converted into shares of the Company’s common stock. Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share. The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. As of September 30, 2012, 85,710 shares were outstanding.

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

Stock Repurchase Program—On January 19, 2012, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company’s common stock. As of September 30, 2012, the Company completed the authorized repurchase program, repurchasing 9,068,105 shares at a weighted average price of $22.02 per share and a total cost of $199.9 million. The Company did not repurchase any shares during the nine months ended September 30, 2011.

Quarterly Dividends—In July 2012, the Company declared the payment of third quarter dividends of $20.00 per share on the Company’s Series A preferred stock, payable on or about August 1, 2012 to shareholders of record as of July 15, 2012. Total cash dividends paid in conjunction with the Company’s Series A preferred stock amounted to $1.7 million and $5.1 million during the three and nine months ended September 30, 2012, respectively.

In July 2012, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.10 per share payable on or about August 24, 2012 to shareholders on record on August 10, 2012. Cash dividends totaling $14.2 million and $43.5 million were paid to the Company’s common shareholders during the three and nine months ended September 30, 2012, respectively.

Earnings Per Share (“EPS”)—The number of shares outstanding at September 30, 2012 was 140,300,832. The Company applies the two-class method of computing basic EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stocks, which receive dividends as declared, qualify as participating securities. Restricted stock units issued by the Company are not considered participating securities, as they do not have dividend distribution rights during the vesting period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus potential dilutive shares.

The following table sets forth earnings per share calculations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$71,110
Less:
Preferred stock dividends	(1,714)
Earnings allocated to participating securities	(798)
Basic EPS – income allocated to common stockholders (1)	$68,598	139,621	$0.49
Effect of dilutive securities:
Stock options	—	28
Restricted stock units	14	138
Convertible preferred stock	1,714	5,571
Diluted EPS – income allocated to common stockholders (1)	$70,326	145,358	$0.48

	Three Months Ended September 30, 2011
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$62,432
Less:
Preferred stock dividends	(1,714)
Basic EPS – income available to common stockholders	$60,718	147,162	$0.41
Effect of dilutive securities:
Stock options	—	37
Restricted stock awards	34	683
Convertible preferred stock	1,714	5,571
Diluted EPS – income available to common stockholders	$62,466	153,453	$0.41

	Nine Months Ended September 30, 2012
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$209,750
Less:
Preferred stock dividends	(5,142)
Earnings allocated to participating securities	(2,518)
Basic EPS – income allocated to common stockholders (1)	$202,090	142,348	$1.42
Effect of dilutive securities:
Stock options	—	36
Restricted stock units	29	96
Convertible preferred stock	5,142	5,571
Diluted EPS – income allocated to common stockholders (1)	$207,261	148,051	$1.40

	Nine Months Ended September 30, 2011
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$179,028
Less:
Preferred stock dividends	(5,143)
Basic EPS – income available to common stockholders	$173,885	147,013	$1.18
Effect of dilutive securities:
Stock options	—	74
Restricted stock awards	75	681
Convertible preferred stock	5,143	5,571
Stock warrants	—	33
Diluted EPS – income available to common stockholders	$179,103	153,372	$1.17

The following outstanding stock options, and restricted stock awards for the three and nine months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012		2011	2012		2011
	(In thousands)
Stock options	320		936	350		851
Restricted stock awards	5	(1)	519	5	(1)	342

(1)                On April 1, 2012, the Company revised its calculation of earnings per share to account for participating securities under the two-class method.  This revision to the earnings per share calculation does not have an impact to previous periods as the amounts are immaterial.

Accumulated Other Comprehensive (Loss) Income—As of September 30, 2012, total accumulated other comprehensive loss was ($1.5) million which includes the following components: net unrealized loss on securities available for sale of ($1.5) million and unrealized gain on other asset investment of $17 thousand. As of September 30, 2011, total accumulated other comprehensive loss was ($21.6) million which includes the following components: net unrealized loss on securities available for sale of ($22.3) million, foreign exchange translation adjustment of $928 thousand, and unrealized loss on other asset investment of ($240) thousand.

Activity in accumulated other comprehensive (loss) income, net of tax, for the nine months ended September 30, 2012 and 2011, was as follows:

	Unrealized gain (loss) on
	investment securities	Foreign currency	Unrealized gain (loss) on
	available-for-sale	translation adjustments	other asset investment	Total
	(In thousands)
Balance, December 31, 2010	$(13,927)	$1,664	$(151)	$(12,414)
Period Change	(8,356)	(736)	(89)	(9,181)
Balance, September 30, 2011	$(22,283)	$928	$(240)	$(21,595)
Balance, December 31, 2011	$(34,848)	$900	$8	$(33,940)
Period Change	33,314	(900)	9	32,423
Balance, September 30, 2012	$(1,534)	$—	$17	$(1,517)

The following table sets forth the tax effects allocated to each component of other comprehensive income for the three and nine months ended September 30, 2012 and 2011:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Three Months Ended September 30, 2012
Unrealized gain on investment securities available-for-sale:
Unrealized gains on holding gains arising during period	$26,474	$(11,119)	$15,355
Less: reclassification adjustment for gains included in income	(93)	39	(54)
Net unrealized gains	26,381	(11,080)	15,301
Noncredit-related impairment loss on securities	—	—	—
Foreign currency translation adjustments	(1,552)	652	(900)
Unrealized gain on other asset investment	9	(4)	5
Other comprehensive income	$24,838	$(10,432)	$14,406

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Three Months Ended September 30, 2011
Unrealized loss on investment securities available-for-sale:
Unrealized loss on holding gains arising during period	$(41,405)	$17,390	$(24,015)
Less: reclassification adjustment for gains included in income	(3,191)	1,341	(1,850)
Net unrealized loss	(44,596)	18,731	(25,865)
Noncredit-related impairment loss on securities	—	—	—
Foreign currency translation adjustments	98	(41)	57
Unrealized loss on other asset investment	(374)	157	(217)
Other comprehensive loss	$(44,872)	$18,847	$(26,025)

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Nine Months Ended September 30, 2012
Unrealized gain on investment securities available-for-sale:
Unrealized gains on holding gains arising during period	$63,150	$(26,523)	$36,627
Less: reclassification adjustment for gains included in income	(647)	272	(375)
Net unrealized gains	62,503	(26,251)	36,252
Noncredit-related impairment loss on securities	(5,066)	2,128	(2,938)
Foreign currency translation adjustments	(1,552)	652	(900)
Unrealized gain on other asset investment	16	(7)	9
Other comprehensive income	$55,901	$(23,478)	$32,423

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Nine Months Ended September 30, 2011
Unrealized loss on investment securities available-for-sale:
Unrealized loss on holding gains arising during period	$(2,493)	$1,047	$(1,446)
Less: reclassification adjustment for gains included in income	(6,823)	2,866	(3,957)
Net unrealized loss	(9,316)	3,913	(5,403)
Noncredit-related impairment loss on securities	(5,091)	2,138	(2,953)
Foreign currency translation adjustments	(1,269)	533	(736)
Unrealized loss on other asset investment	(153)	64	(89)
Other comprehensive loss	$(15,829)	$6,648	$(9,181)

NOTE 14 — FEDERAL HOME LOAN BANK ADVANCES

Total outstanding Federal Home Loan Bank (“FHLB”) advances amounted to $363.1 million and $455.3 million at September 30, 2012 and December 31, 2011, respectively. In February 2012, the Company modified $300.0 million of fixed rate FHLB advances into adjustable rate advances, reducing the effective interest rate on these borrowings from 2.27% to 1.36%. As a result of the modification the Company incurred a $37.7 million modification cost which has been deferred and is being treated as a discount on the corresponding debt.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$87,603	$151,458	$15,101	$254,162
Charge for funds used	(20,983)	(29,088)	12,117	(37,954)
Interest spread on funds used	66,620	122,370	27,218	216,208
Interest expense	(13,986)	(5,959)	(12,309)	(32,254)
Credit on funds provided	31,231	3,115	3,608	37,954
Interest spread on funds provided	17,245	(2,844)	(8,701)	5,700
Net interest income	$83,865	$119,526	$18,517	$221,908
Provision for loan losses	$12,097	$6,403	$—	$18,500
Depreciation, amortization and accretion	2,001	(6,979)	9,647	4,669
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	14,223	73,168	17,812	105,203
Segment assets	6,366,341	10,121,984	5,324,840	21,813,165

	Three Months Ended September 30, 2011
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$88,189	$166,789	$27,763	$282,741
Charge for funds used	(22,394)	(33,575)	2,257	(53,712)
Interest spread on funds used	65,795	133,214	30,020	229,029
Interest expense	(21,407)	(9,248)	(14,304)	(44,959)
Credit on funds provided	46,480	3,291	3,941	53,712
Interest spread on funds provided	25,073	(5,957)	(10,363)	8,753
Net interest income	$90,868	$127,257	$19,657	$237,782
Provision for loan losses	$11,185	$10,815	$—	$22,000
Depreciation, amortization and accretion	6,815	2,912	6,943	16,670
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	15,773	64,290	17,622	97,685
Segment assets	6,230,680	10,345,990	5,236,376	21,813,046

	Nine Months Ended September 30, 2012
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$266,224	$446,572	$61,778	$774,574
Charge for funds used	(65,392)	(88,759)	31,545	(122,606)
Interest spread on funds used	200,832	357,813	93,323	651,968
Interest expense	(43,752)	(18,221)	(38,618)	(100,591)
Credit on funds provided	100,002	9,531	13,073	122,606
Interest spread on funds provided	56,250	(8,690)	(25,545)	22,015
Net interest income	$257,082	$349,123	$67,778	$673,983
Provision for loan losses	$29,385	$22,715	$—	$52,100
Depreciation, amortization and accretion	16,401	3,679	29,263	49,343
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	54,465	196,852	66,075	317,392
Segment assets	6,366,341	10,121,984	5,324,840	21,813,165

	Nine Months Ended September 30, 2011
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$270,943	$465,138	$75,463	$811,544
Charge for funds used	(72,073)	(111,128)	2,759	(180,442)
Interest spread on funds used	198,870	354,010	78,222	631,102
Interest expense	(67,515)	(23,236)	(46,841)	(137,592)
Credit on funds provided	158,212	10,225	12,005	180,442
Interest spread on funds provided	90,697	(13,011)	(34,836)	42,850
Net interest income	$289,567	$340,999	$43,386	$673,952
Provision for loan losses	$20,128	$54,878	$—	$75,006
Depreciation, amortization and accretion	34,941	51,012	14,129	100,082
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	81,443	164,258	34,294	279,995
Segment assets	6,230,680	10,345,990	5,236,376	21,813,046

NOTE 16 — SUBSEQUENT EVENTS

Dividend Payout

In October 2012, the Company’s Board of Directors approved the payment of fourth quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend is payable on or about November 1, 2012 to shareholders of record as of October 15, 2012. Additionally, the Board declared a quarterly dividend of $0.10 per share on the Company’s common stock payable on or about November 23, 2012 to shareholders of record as of November 9, 2012.

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

Overview

For the third quarter of 2012, net income was $71.1 million or $0.48 per dilutive share. Net income increased by $553 thousand from the second quarter of 2012 and $8.7 million or 14% from the third quarter of 2011. Earnings per dilutive share grew $0.01 or 2% from the second quarter of 2012 and $0.07 or 17% from the third quarter of 2011.

At September 30, 2012, total assets increased to $21.8 billion compared to $21.5 billion at June 30, 2012. The increase in total assets during the third quarter was primarily attributable to an increase in non-covered loans, securities purchased under resale agreements and investment securities with a partial offsetting decrease in cash and cash equivalents.

Total loans receivable at September 30, 2012 equaled $14.5 billion, compared to $14.3 billion as of June 30, 2012. During the third quarter non-covered loan balances, excluding loans held for sale, grew $360.3 million or 3%. This growth was largely due to increases in commercial and trade finance loans, commercial real estate loans and single family loans, which grew $314.1 million or 9%, $74.6 million or 2% and $47.7 million or 2%, respectively.

Covered loans totaled $3.2 billion as of September 30, 2012, a decrease of $238.0 million or 7% from June 30, 2012. The decrease in the covered loan portfolio was primarily due to payoffs and paydown activity, as well as charge-offs.

At September 30, 2012, total deposits increased to $17.7 billion, up $324.6 million or 2% from $17.3 billion as of June 30, 2012. Total core deposits increased 3% quarter over quarter to $11.4 billion at September 30, 2012, largely due to a $290.4 million or 8% increase in noninterest-bearing demand deposits which grew to $4.1 billion as of September 30, 2012.

Credit Quality

Non-covered Loans

The provision for loan losses for non-covered loans declined to $13.3 million for the third quarter of 2012, a decrease of $3.3 million or 20% from the prior quarter, and a decrease of $9.0 million or 40% as compared to the third quarter of 2011. Additionally, nonaccrual loans, excluding covered loans, decreased to $104.1 million or 0.72% of total loans as of September 30, 2012.

Total net charge-offs on the non-covered loans decreased to $10.6 million for the third quarter of 2012, down from $11.7 million in the second quarter of 2012. East West maintained an allowance for non-covered loan losses at $223.6 million or 2.00% of non-covered loans receivable at September 30, 2012. This compares to an allowance for non-covered loan losses of $219.5 million or 2.03% of non-covered loans at June 30, 2012 and $211.7 million or 2.16% of non-covered loans at September 30, 2011. The total nonperforming assets, excluding covered assets, to total assets ratio was 0.66% with nonperforming assets of $144.1 million at September 30, 2012.

Covered Loans

During the third quarter of 2012, the Company recorded provision for loan losses on covered loans of $5.2 million, resulting from charge-offs of $6.5 million on three covered loans outside of the scope of ASC 310-30. As these loans are covered under loss-sharing agreements with the FDIC, the Company recorded income of $5.2 million or 80% of the charge-off amount of $6.5 million in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings for the third quarter of ($1.3) million.

Capital Strength

Our capital ratios remain very strong. As of September 30, 2012, our Tier 1 leverage capital ratio totaled 9.7%, our Tier 1 risk-based capital ratio totaled 15.3% and our total risk-based capital ratio totaled 16.6%.

During the third quarter of 2012, the Company repurchased 2.3 million shares of common stock at an average price of $21.86 per share, or $50.0 million in total cost. Under the repurchase program authorized by East West’s Board of Directors earlier in the year, management had the authority to repurchase up to a total of $200.0 million of the Company’s common stock. As of September 30, 2012, the Company had completed the authorized repurchase program, purchasing a total of 9.1 million shares of common stock at a total cost of $199.9 million during the year.

The Company’s Board of Directors approved the payment of fourth quarter dividends on the common stock and Series A Preferred Stock. The common stock cash dividend of $0.10 is payable on or about November 23, 2012 to shareholders of record on November 9, 2012. The dividend on the Series A Preferred Stock of $20.00 per share is payable on November 1, 2012 to shareholders of record on October 15, 2012.

Results of Operations

Net income for the third quarter of 2012 totaled $71.1 million, compared with $62.4 million for the third quarter of 2011. Diluted earnings per share was $0.48 and $0.41 for the third quarters of 2012 and 2011, respectively. Our annualized return on average total assets increased to 1.30% for the quarter ended September 30, 2012, from 1.13% for the same period in 2011. The annualized return on average common stockholders’ equity increased to 12.43% for the third quarter of 2012, compared with 10.99% for the third quarter of 2011.

Components of Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Net interest income	$221.9	$237.8	$674.0	$674.0
Provision for loan losses, excluding covered loans	(13.3)	(22.3)	(46.4)	(72.8)
(Provision) reversal for loan losses on covered loans	(5.2)	0.3	(5.7)	(2.2)
Noninterest income (loss)	2.8	(13.5)	12.8	10.0
Noninterest expense	(101.0)	(104.6)	(317.3)	(328.9)
Provision for income taxes	(34.1)	(35.3)	(107.6)	(101.0)
Net income	$71.1	$62.4	$209.8	$179.0

Annualized return on average total assets	1.30%	1.13%	1.30%	1.11%

Annualized return on average common equity	12.43%	10.99%	12.30%	10.92%

Annualized return on average total equity	12.27%	10.88%	12.15%	10.82%

Net Interest Income

Our primary source of revenue is net interest income which is the difference between interest earned on loans, investment securities, and other earning assets less the interest expense on deposits, borrowings, and other interest-bearing liabilities. Net interest income for the third quarter of 2012 totaled $221.9 million, a 7% decrease over net interest income of $237.8 million for the same period in 2011.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 30 basis points to 4.46% during the third quarter of 2012, from 4.76% during the third quarter of 2011. For the nine months ended September 30, 2012, net interest margin decreased by 7 basis points to 4.59% from 4.66% for the same period ended 2011. During 2012 and 2011, our covered loan yield was positively impacted by the accretion from the covered loans accounted for under ASC 310-30. The decrease in net interest margin during the three and nine months ended September 30, 2012 resulted primarily from lower yields on interest earning asset partially offset by lower costs of deposits and other interest-bearing liabilities.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,586,995	$5,211	1.31%	$1,164,302	$7,866	2.68%
Securities purchased under resale agreements	1,515,761	5,530	1.45%	1,117,493	5,064	1.80%
Investment securities available-for-sale (3)	2,084,165	10,380	1.98%	3,255,701	24,503	2.99%
Loans receivable (2)(3)	11,119,319	128,896	4.61%	9,825,559	120,596	4.87%
Loans receivable – covered(2)	3,299,459	103,299	12.46%	4,253,687	123,927	11.56%
FHLB and FRB stock	168,768	846	2.00%	193,891	785	1.61%
Total interest-earning assets	19,774,467	254,162	5.11%	19,810,633	282,741	5.66%
Noninterest-earning assets:
Cash and cash equivalents	233,111			254,918
Allowance for loan losses	(229,474)			(225,395)
Other assets	1,908,116			2,137,967
Total assets	$21,686,220			$21,978,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$1,090,227	$838	0.31%	$895,223	$936	0.41%
Money market accounts	4,957,938	4,437	0.36%	4,453,224	4,798	0.43%
Savings deposits	1,290,159	764	0.24%	1,048,004	756	0.29%
Time deposits	6,226,133	12,163	0.78%	7,665,429	21,726	1.12%
Federal funds purchased	9	—	—	462	—	—
FHLB advances	362,966	1,468	1.61%	508,913	3,013	2.35%
Securities sold under repurchase agreements	995,000	11,664	4.66%	1,035,466	12,218	4.68%
Long-term debt	172,232	920	2.13%	222,490	1,424	2.54%
Other borrowings	—	—	—	13,541	88	2.58%
Total interest-bearing liabilities	15,094,664	32,254	0.85%	15,842,752	44,959	1.13%
Noninterest-bearing liabilities:
Demand deposits	3,949,807			3,236,683
Other liabilities	336,945			622,885
Stockholders’ equity	2,304,804			2,275,803
Total liabilities and stockholders’ equity	$21,686,220			$21,978,123
Interest rate spread			4.26%			4.53%

Net interest income and net interest margin		$221,908	4.46%		$237,782	4.76%

(1)	Annualized.
(2)	Average balances include nonperforming loans.
(3)

Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling $(3.3) million and $529 thousand for the three months ended September 30, 2012 and 2011, respectively. Also includes the net (amortization) of deferred loans fees totaling ($4.4) million and ($3.7) million for the three months ended September 30, 2012 and 2011, respectively.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012			2011
	Average		Average Yield	Average		Average Yield
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,380,753	$17,517	1.69%	$1,052,091	$15,106	1.92%
Securities purchased under resale agreements	1,113,963	14,602	1.75%	1,029,000	14,443	1.88%
Investment securities available-for-sale(3)	2,509,911	48,525	2.58%	3,100,000	66,613	2.87%
Loans receivable(2)(3)	10,848,394	380,097	4.68%	9,458,403	355,246	5.02%
Loans receivable – covered(2)	3,574,076	311,173	11.63%	4,477,467	357,576	10.68%
FHLB and FRB stock	175,673	2,660	2.02%	201,251	2,560	1.70%
Total interest-earning assets	19,602,770	774,574	5.28%	19,318,212	811,544	5.62%
Noninterest-earning assets:
Cash and cash equivalents	246,253			269,700
Allowance for loan losses	(226,267)			(230,020)
Other assets	2,012,121			2,126,154
Total assets	$21,634,877			$21,484,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$1,010,718	$2,251	0.30%	$820,518	$2,283	0.37%
Money market accounts	4,818,954	12,681	0.35%	4,400,912	16,621	0.50%
Savings deposits	1,235,582	1,993	0.22%	1,018,215	2,421	0.32%
Time deposits	6,514,294	40,618	0.83%	7,487,935	62,003	1.11%
Federal funds purchased	2,972	2	0.11%	113	—	—
FHLB advances	396,120	4,963	1.67%	751,822	12,746	2.27%
Securities sold under repurchase agreements	998,924	34,977	4.68%	1,059,770	36,351	4.59%
Long-term debt	198,766	3,106	2.09%	231,087	4,783	2.77%
Other borrowings	—	—	0.00%	15,295	384	3.36%
Total interest-bearing liabilities	15,176,330	100,591	0.89%	15,785,667	137,592	1.17%
Noninterest-bearing liabilities:
Demand deposits	3,740,901			2,966,343
Other liabilities	412,161			520,663
Stockholders’ equity	2,305,485			2,211,373
Total liabilities and stockholders’ equity	$21,634,877			$21,484,046
Interest rate spread			4.39%			4.45%

Net interest income and net interest margin		$673,983	4.59%		$673,952	4.66%

(1)	Annualized.
(2)	Average balances include nonperforming loans.
(3)

Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling $(7.7) million and $8.3 million for the nine months ended September 30, 2012 and 2011, respectively. Also includes the net (amortization) of deferred loans fees totaling ($12.1) million and ($9.2) million for the nine months ended September 30, 2012 and 2011, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 vs. 2011			2012 vs. 2011
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Due from banks and short-term investments	$(2,655)	$2,248	$(4,903)	$2,411	$4,319	$(1,908)
Securities purchased under resale agreements	466	1,577	(1,111)	159	1,149	(990)
Investment securities available-for-sale	(14,123)	(7,280)	(6,843)	(18,088)	(11,847)	(6,241)
Loans receivable	8,300	15,259	(6,959)	24,851	49,800	(24,949)
Loans receivable – covered	(20,628)	(29,357)	8,729	(46,403)	(76,643)	30,240
FHLB and FRB stock	61	(110)	171	100	(350)	450
Total interest and dividend income	$(28,579)	$(17,663)	$(10,916)	$(36,970)	$(33,572)	$(3,398)

INTEREST-BEARING LIABILITIES:
Checking accounts	$(98)	$180	$(278)	$(32)	$472	$(504)
Money market accounts	(361)	507	(868)	(3,940)	1,465	(5,405)
Savings deposits	8	157	(149)	(428)	451	(879)
Time deposits	(9,563)	(3,602)	(5,961)	(21,385)	(7,375)	(14,010)
Federal funds purchased	—	—	—	2	—	2
FHLB advances	(1,545)	(734)	(811)	(7,783)	(5,016)	(2,767)
Securities sold under repurchase agreements	(554)	(475)	(79)	(1,374)	(2,119)	745
Long-term debt	(504)	(291)	(213)	(1,677)	(609)	(1,068)
Other borrowings	(88)	(44)	(44)	(384)	(192)	(192)
Total interest expense	$(12,705)	$(4,302)	$(8,403)	$(37,001)	$(12,923)	$(24,078)
CHANGE IN NET INTEREST INCOME	$(15,874)	$(13,361)	$(2,513)	$31	$(20,649)	$20,680

(1)        Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The Company recorded $13.3 million and $46.4 million in provision for loan losses on non-covered loans, and $5.2 million and $5.7 million on covered loans during the third quarter and first nine months of 2012, respectively. In comparison, the Company recorded $22.3 million and $72.8 million in provision for loan losses on non-covered loans during the third quarter and first nine months of 2011, respectively. The Company also recorded a $297 thousand reversal of provision for loan losses and $2.2 million in provision on covered loans during the third quarter and first nine months of 2011, respectively. $10.6 million and $32.6 million in net charge-offs were recorded on non-covered loans during the third quarter and first nine months of 2012, compared with $24.4 million and $90.2 million in net charge-offs recorded during the third quarter and first nine months of 2011, respectively. $6.5 million of net charge-offs were recorded on covered loans during the third quarter and first nine months of 2012. No net charge-offs on covered loans were recorded in 2011.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income (Loss)

The following table sets forth the various components of noninterest income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Impairment loss on investment securities recognized in earnings	$—	$—	$(0.1)	$(0.5)
Decrease in FDIC indemnification asset and receivable	(26.7)	(43.5)	(72.5)	(79.7)
Branch fees	8.3	8.9	25.3	25.7
Net gain on sales of investment securities	0.1	3.2	0.7	6.8
Net gain on sale of fixed assets	—	—	0.1	2.2
Letters of credit fees and commissions	5.0	3.6	13.8	10.0
Foreign exchange income	2.2	2.9	4.5	7.6
Ancillary loan fees	1.8	2.1	6.0	6.1
Income from life insurance policies	1.0	1.0	2.9	3.1
Net gain on sales of loans	5.4	5.5	16.9	18.8
Other operating income	5.7	2.8	15.2	9.9
Total	$2.8	$(13.5)	$12.8	$10.0

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

We recorded noninterest income of $2.8 million for the three months ended September 30, 2012, an increase of $16.3 million, compared to noninterest loss of ($13.5) million recorded for the same period in 2011. For the first nine months of 2012, noninterest income totaled $12.8 million, compared to the $10.0 million recorded during the first nine months of 2011. The increase in noninterest income for both periods in 2012 is primarily due to a lesser decrease in the net reduction of the FDIC indemnification asset and receivable and an increase in letters of credit fees and commissions and other operating income, partially offset by decreases in net gain on sales of investment securities and fixed assets.

For the three and nine months ended September 30, 2012, the net reduction in the FDIC indemnification asset and receivable recorded in noninterest income was ($26.7) and ($72.5) million, respectively. The decrease in the FDIC indemnification asset and receivable resulted from loan disposal activity, recoveries and amortization as well as proceeds from reimbursable expense claims. During the third quarter and first nine months of 2012 we incurred $3.8 million and $22.3 million, respectively, in expenses on covered loans and other real estate owned, of which 80% or $3.0 million and $17.8 million, respectively, is reimbursable from the FDIC.

Letters of credit fees and commissions income for the three and nine months ended September 30, 2012 was $5.0 million and $13.8 million, respectively, compared to $3.6 million and $10.0 million, for the three and nine months ended September 30, 2011, respectively. The increase as compared to 2011 results from an increased volume in trade finance loans and credit enhancements.

For the third quarter of 2012 there was minimal net gain on sale of investment securities as compared to $3.2 million for the third quarter of 2011. For the first nine months of 2012 and 2011, the net gain on sale of investment securities totaled $0.7 million and $6.8 million, respectively. During 2012, the Company reassessed the available for sale securities portfolio and elected to sell certain securities to reduce the exposure to specific industries within the corporate debt portfolio which contributed to the decline in net gain on sale of investment securities.

For the third quarter of 2012 and the third quarter of 2011 there was no gain on sales of fixed assets. For the first nine months of 2012, the net gain on sales of fixed assets was $0.1 million compared to $2.2 million for the first nine months of 2011. The decrease for 2012 as compared to 2011 is due primarily to the sale of bank facilities at a gain in May 2011.

Noninterest Expense

The following table sets forth the various components of noninterest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Compensation and employee benefits	$40.5	$39.9	$129.8	$119.0
Occupancy and equipment expense	14.2	12.6	40.7	37.4
Amortization of investments in affordable housing partnerships and other investments	3.4	5.3	12.3	14.4
Amortization of premiums on deposits acquired	2.7	3.1	8.4	9.4
Deposit insurance premiums and regulatory assessments	3.5	2.4	10.8	16.5
Loan related expenses	4.0	5.2	12.7	12.6
Other real estate owned expense	2.7	4.5	18.0	29.7
Legal expense	8.2	6.0	19.5	16.9
Prepayment penalty for FHLB advances and other borrowings	—	3.8	3.7	12.3
Data processing	2.3	1.8	7.0	6.5
Deposit related expenses	1.4	1.7	4.5	4.2
Consulting expense	2.7	2.1	5.7	6.1
Other operating expenses	15.4	16.2	44.2	43.9
Total noninterest expense	$101.0	$104.6	$317.3	$328.9
Efficiency Ratio(1)	42.20%	41.19%	42.64%	42.79%

(1)        Represents noninterest expense, excluding the amortization of intangibles, amortization of premiums on deposits acquired, amortization of investments in affordable housing partnerships and other investments, and prepayment penalties for FHLB advances and other borrowings, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding items that are nonrecurring in nature.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, decreased $3.6 million, or 3%, to $101.0 million during the third quarter of 2012, compared to $104.6 million for the same quarter in 2011, and decreased $11.6 million, or 4%, to $317.3 million during the first nine months of 2012, compared to $328.9 million for the same period in 2011.

Compensation and employee benefits increased $600 thousand, or 2%, to $40.5 million for the three months ended September 30, 2012, compared to $39.9 million for the same period in 2011, and increased $10.8 million, or 9%, to $129.8 million for the nine months ended September 30, 2012, compared to $119.0 million for the same period in 2011. This increase in compensation and employee benefits was primarily due to an increase in restricted stock awards granted.

Other real estate owned expense decreased $1.8 million, or 40%, to $2.7 million for the three months ended September 30, 2012, compared to $4.5 million for the same period in 2011, and decreased $11.7 million, or 39%, to $18.0 million for the nine months ended September 30, 2012, compared to $29.7 million for the same period in 2011. This decrease in other real estate owned expense is mainly due to a net decrease in valuation write-downs primarily related to covered OREO.

Legal expense increased to $8.2 million in the third quarter of 2012, compared to $6.0 million in the third quarter of 2011, and increased to $19.5 million for the first nine months of 2012, compared to $16.9 million for the first nine months of 2011. The increase in the third quarter and the first nine months of 2012 is primarily due to a ruling against the bank. Loan related expenses decreased $1.2 million to $4.0 million for the three months ended September 30, 2012 compared to $5.2 million for the three months ended September 30, 2011 and increased $0.1 million to $12.7 million for the nine months ended September 30, 2012, compared to $12.6 million for the nine months ended September 30, 2011.

Deposit insurance premiums and regulatory assessments increased $1.1 million, or 46%, to $3.5 million for the three months ended September 30, 2012 compared to $2.4 million for the same period in 2011. Deposit insurance premiums and regulatory assessments decreased $5.7 million, or 35%, to $10.8 million for the nine months ended September 30, 2012, compared to $16.5 million during the same period in 2011. The decrease in deposit insurance premiums and regulatory assessments for the nine months ended September 30, 2012 is primarily due to a decrease in the assessment rate.

During the three months ended September 30, 2012, there were no prepayments of FHLB advances and a minimal prepayment penalty on other borrowings, compared with a $45.0 million prepayment of FHLB advances with a related prepayment penalty of $3.3 million during the three months ended September 30, 2011. During the nine months ended September 30, 2012, FHLB advances of $50.0 million were prepaid with a related prepayment penalty of $3.7 million. In comparison, $495.0 million of FHLB advances were prepaid with a related prepayment penalty of $11.8 million for the nine months ended September 30, 2011. Additionally, during the first nine months of 2011, the Company called $10.8 million of 10.9% junior subordinated debt securities at a premium of $526 thousand, which was also recorded in noninterest expense.

Our efficiency ratio increased to 42.20% for the three months ended September 30, 2012, compared to 41.19% for the corresponding period in 2011. For the first nine months of 2012, the efficiency ratio decreased to 42.64% for the nine months ended September 30, 2012, compared to 42.79% for the corresponding period in 2011.

Income Taxes

The provision for income taxes was $34.1 million for the third quarter of 2012, representing an effective tax rate of 32.4%, compared to $35.3 million for the same period in 2011, representing an effective tax rate of 36.1%. Included in income taxes recognized during the third quarter of 2012 and 2011 are $4.8 million and $3.8 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships and other investments. During the second quarter of 2012, the Company closed its audits for the years 2000 through 2002 with the California Franchise Tax Board and received a settlement refund of $3.0 million related to various refund claims and other previously pending matters under review.

For the first nine months of 2012, the provision for income taxes was $107.6 million, representing an effective tax rate of 33.9%, compared to $101.0 million for the same period in 2011, representing an effective tax rate of 36.1%. The lower effective tax rate is mainly due to the additional tax benefit from affordable housing investments and the California enterprise zone net interest deduction. Included in income taxes recognized during the nine months ended September 30, 2012 and 2011 are $13.5 million and $12.1 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships and other investments.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of September 30, 2012, the Company had a net deferred tax asset of $165.1 million.

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

Retail Banking

The Retail Banking segment reported pretax income of $14.2 million and $54.5 million for the three and nine months ended September 30, 2012, respectively, compared to $15.8 million and $81.4 million for the same periods in 2011, respectively. The decrease in pretax income for this segment during both periods of 2012 is driven by a decrease in net interest income and an increase in the provision for loan losses, offset by an increase in noninterest income and a decrease in noninterest expense.

Net interest income for this segment decreased $7.0 million to $83.9 million during the quarter ended September 30, 2012, compared to $90.9 million for the same period in 2011. Net interest income for the nine months ended September 30, 2012 decreased $32.5 million to $257.1 million, compared to $289.6 million for the same period in 2011. The decrease in net interest income is primarily due to the low interest rate environment and flattening yield curve.

Noninterest income for this segment increased $4.9 million to $6.7 million for the three months ended September 30, 2012, compared to $1.8 million recorded during the same period in 2011. Noninterest income for this segment increased $6.2 million to $21.1 million for the nine months ended September 30, 2012, compared to $14.9 million recorded during the same period in 2011. The increase in noninterest income for both periods in 2012 is primarily due to a smaller decrease in the FDIC indemnification asset and receivable for this segment in 2012 compared to the same periods in 2011.

Noninterest expense for this segment decreased $2.6 million to $44.1 million during the third quarter of 2012, compared to $46.7 million for the same period in 2011. The decrease in noninterest expense is primarily due to decreases in compensation and employee benefits. Noninterest expense for this segment decreased $7.6 million to $145.6 million for the first nine months of 2012, compared to $153.2 million for the same period in 2011 primarily due to lower FDIC insurance assessments.

Commercial Banking

The Commercial Banking segment reported pretax income of $73.2 million and $196.9 million for the three and nine months ended September 30, 2012, respectively, compared to $64.3 million and $164.3 million for the same periods in 2011, respectively. The increase in pretax income for this segment during the third quarter of 2012 is driven by an increase in noninterest income and a decrease in the loan loss provision, offset by a decrease in net interest income and an increase in noninterest expense. The increase in pretax income for the first nine months of 2012 is due to an increase in net interest income, a decrease in the loan loss provision and an increase in noninterest income, offset by higher noninterest expense.

Net interest income for this segment decreased $7.7 million to $119.5 million for the third quarter of 2012, compared to $127.2 million for the same period in 2011. For the first nine months of 2012, net interest increased $8.1 million to $349.1 million, compared to $341.0 million for the same period in 2011. The increase in net interest income is mainly due to larger discount accretion in interest income from the covered loan portfolio.

Noninterest income for this segment increased $16.5 million to a loss of ($3.1) million during the third quarter of 2012, compared to a loss of ($19.6) million for the same period in 2011. The increase in noninterest income/(loss) for the third quarter of 2012 is primarily due to increases in loan fees and swap income and a smaller decrease in the FDIC indemnification asset and receivable. For the nine months ended September 30, 2012, noninterest income increased $1.4 million to a loss of ($14.3) million, compared to a loss of ($15.7) million for the same period in 2011. The increase in noninterest income for the first nine months of 2012 is primarily due to increases in loan fees and swap income partially offset by a larger decrease in the FDIC indemnification asset and receivable compared to the same period in 2011.

Noninterest expense for this segment increased $2.9 million to $31.3 million during the third quarter of 2012, compared to $28.4 million for the same period in 2011. For the nine months ended September 30, 2012, noninterest expense increased $4.3 million to $102.3 million, compared to $98.0 million for the same period in 2011. The increase in noninterest expense for both the third quarter and first nine months of 2012 is primarily due to increases in compensation and employee benefits and legal fees, offset by lower REO-related expenses.

Other

The Other segment reported pretax income of $17.8 million for the quarter ended September 30, 2012, compared to $17.6 million recorded in the same period in 2011. For the nine months ended September 30, 2012, pretax income for the segment was $66.1 million, compared to $34.3 million recorded in the same period of 2011.

For the quarter ended September 30, 2012, net interest income decreased $1.2 million to $18.5 million, compared to $19.7 million for the same quarter in 2011. For the nine months ended September 30, 2012, net interest income increased $24.4 million to $67.8 million, compared to $43.4 million for the same period in 2011.

Noninterest income for this segment decreased $5.1 million to a loss of ($0.8) million during the third quarter of 2012, compared to noninterest income of $4.3 million for the same period in 2011. For the nine months ended September 30, 2012, noninterest income decreased $4.8 million to $6.0 million, compared to $10.8 million for the same period in 2011. The decrease in noninterest income in 2012 is primarily due to lower gains on sales of investment securities and fixed assets.

Noninterest expense for this segment decreased $3.9 million to $25.6 million for the quarter ended September 30, 2012, compared to $29.5 million for the same period in 2011. For the nine months ended September 30, 2012, noninterest expense for this segment decreased $8.5 million to $69.3 million, compared to $77.8 million during the same period in 2011. The decrease for both periods was primarily from a reduction in legal expenses and lower prepayment penalties on FHLB advances and other borrowings.

Balance Sheet Analysis

Total assets decreased $155.5 million, or 0.7%, to $21.81 billion as of September 30, 2012, compared to $21.97 billion as of December 31, 2011. The reduction in total assets is comprised of decreases in investment securities of $834.7 million, loans held for sale of $120.7 million and due from customers on acceptance of $168.4 million. The decrease in investment securities was due to calls, maturities and a higher level of sales, to achieve a reduction of exposure in the corporate debt portfolio. The decrease in total assets is partially offset by an increase in cash and cash equivalents of $385.2 million, securities purchased under resale agreements of $313.6 million and short-term investments of $285.2 million.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total resale agreements increased $313.6 million, or 40%, to $1.10 billion as of September 30, 2012, compared with $786.4 million as of December 31, 2011.

Purchases of resale agreements are over-collateralized to ensure against unfavorable market price movements. We monitor the market value of the underlying securities that collateralize the related receivable on resale agreements, including accrued interest. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, our counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an appropriate mix of fixed rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of September 30, 2012 and December 31, 2011.

Total investment securities available-for-sale decreased 27% to $2.24 billion as of September 30, 2012, compared with $3.07 billion at December 31, 2011. As of September 30, 2012, the investment portfolio had a net unrealized loss of $2.6 million as compared to a net unrealized loss of $60.4 million as of December 31, 2011. Within the portfolio, all categories by security type were in a net unrealized gain position except for corporate debt. Total repayments/maturities and proceeds from sales of investment securities amounted to $999.5 million and $1.13 billion, respectively, during the nine months ended September 30, 2012. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $1.25 billion during the nine months ended September 30, 2012. We recorded net gains on sales of investment securities totaling $93 thousand and $3.2 million during the third quarter of 2012 and 2011, respectively. For the first nine months of 2012, we recorded net gains on sales of investment securities totaling $647 thousand, compared with $6.8 million during the first nine months of 2011. At September 30, 2012, investment securities available-for-sale with a par value of $1.60 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, the FRB discount window, and for other purposes required or permitted by law.

The corporate debt portfolio was reduced by $915.8 million during the nine months ended September 30, 2012 primarily due to the sales stated above. During the second quarter 2012, the Company reassessed the portfolio and elected to sell these securities to reduce the exposure to specific industries within the corporate debt portfolio. For the remainder of the corporate debt portfolio held as of September 30, 2012 the Company has the intent and ability to hold these securities and it is not more likely than not that the Company will be required to sell the securities before it recovers the cost basis of its investment.

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

As of September 30, 2012, the Company holds a minimal portfolio of foreign corporate debt securities. These securities represent 3.8% of the available-for-sale portfolio and less than 1% of total assets. The majority of the securities are issued by British financial institutions. Due to the minimal holdings, the Company notes the potential exposure is limited.

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at September 30, 2012.

			After One		After Five
	Within		But Within		But Within		After		Indeterminate
	One Year		Five Years		Ten Years		Ten Years		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of September 30, 2012
Available-for-sale
U.S. Treasury securities	$10,049	0.23%	$379,371	0.37%	$10,612	0.70%	$—	—%	$—	—%	$400,032	0.38%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	190,700	0.95%	7,345	2.09%	—	—%	—	—%	—	—%	198,045	0.99%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	3	—%	708	3.24%	53,074	3.22%	32,041	3.49%	—	—%	85,826	3.32%
Residential mortgage-backed securities	4,762	—%	—	—%	12,028	1.52%	987,107	2.23%	—	—%	1,003,897	2.21%
Municipal securities	6,049	4.55%	14,932	2.39%	82,764	2.69%	9,852	4.41%	—	—%	113,597	2.89%
Corporate debt securities:
Investment grade	1,709	2.64%	32,760	2.11%	364,662	2.75%	13,588	4.32%	—	—%	412,719	2.75%
Non-investment grade	11,267	2.62%	—	—%	—	—%	2,343	4.48%	—	—%	13,610	3.14%
Other securities	10,122	0.77%	—	—%	—	—%	—	—%	—	—%	10,122	0.77%
Total investment securities available-for-sale	$234,661		$435,116		$523,140		$1,044,931		$—		$2,237,848

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
Residential single-family	$385,287	10.2%	$442,732	9.4%
Residential multifamily	721,775	19.2%	918,941	19.5%
Commercial and industrial real estate	1,480,742	39.2%	1,773,760	37.6%
Construction and land	458,229	12.2%	653,045	13.8%
Total real estate loans	3,046,033	80.8%	3,788,478	80.3%
Other loans:
Commercial business	632,292	16.8%	831,762	17.6%
Other consumer	88,682	2.4%	97,844	2.1%
Total other loans	720,974	19.2%	929,606	19.7%
Total principal balance	3,767,007	100.0%	4,718,084	100.0%
Covered discount	(582,545)		(788,295)
Allowance on covered loans	(5,877)		(6,647)
Total covered loans, net	$3,178,585		$3,923,142

FDIC Indemnification Asset

During the third quarter of 2012 and 2011, the Company recorded $7.1 million and $14.3 million of amortization, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded $24.9 million and $48.0 million, respectively, of amortization in line with the improved accretable yield as discussed in Note 7 presented elsewhere in this report. During the third quarter of 2012 and 2011, the Company recorded reductions of the FDIC indemnification asset of $30.9 million and $43.3 million, respectively. Additionally, the Company recorded a $107.9 million and $164.2 million reduction for the nine months ended September 30, 2012 and 2011, respectively, to the FDIC indemnification asset and recorded the adjustment to noninterest income (loss). The reduction in both the three and nine month periods is primarily the result of covered loan payoffs. As these covered loans are removed from their respective pools, the Company records a proportional amount of accretable yield into interest income.  Correspondingly, the Company removes the indemnification asset associated with those removed loans and the adjustments are recorded into noninterest income.

FDIC Receivable

As of September 30, 2012, the FDIC loss-sharing receivable was $62.9 million as compared to $76.6 million as of December 31, 2011. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include charge-offs, loan related expenses, and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 7 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable, including loans held for sale, increased $733.9 million, or 7.1%, to $11.07 billion at September 30, 2012, relative to December 31, 2011. During the first nine months of 2012, proceeds from sales of loans held for sale were $338.0 million resulting in net gains on sale of $14.6 million.

As of September 30, 2012, $312.9 million of loans were originated or acquired and held in our overseas offices, including our Hong Kong branch and our subsidiary bank in China. $97.0 million of the $312.9 million of foreign loans are covered under the loss share agreements with the FDIC. In total these foreign loans represent 1.4% of total consolidated assets. These loans are included in the Composition of Loan Portfolio table below and the Composition of Covered Loan Portfolio table above.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$2,065,622	18.5%	$1,796,635	17.5%
Multifamily	911,781	8.2%	933,168	9.1%
Total residential	2,977,403	26.7%	2,729,803	26.6%
Commercial Real Estate (“CRE”):
Income producing	3,519,601	31.5%	3,487,866	33.8%
Construction	110,541	1.0%	171,410	1.7%
Land	140,331	1.3%	173,089	1.7%
Total CRE	3,770,473	33.8%	3,832,365	37.2%
Commercial and Industrial (“C&I”):
Commercial business	3,097,271	27.8%	2,655,917	25.8%
Trade finance	635,514	5.7%	486,555	4.7%
Total C&I	3,732,785	33.5%	3,142,472	30.5%
Consumer:
Student loans	406,019	3.6%	306,325	3.0%
Other consumer	268,528	2.4%	277,461	2.7%
Total consumer	674,547	6.0%	583,786	5.7%
Total gross loans	11,155,208	100.0%	10,288,426	100.0%
Unearned fees, premiums, and discounts, net	(15,185)		(16,762)
Allowance for loan losses	(223,637)		(209,876)
Loans held for sale	157,869		278,603
Loans receivable, net	$11,074,255		$10,340,391

The Company, from time to time, sells problem loans as part of the overall management of its nonperforming assets. The Company also identifies opportunities to sell certain portfolios when the pricing is attractive to provide additional noninterest income. The Company sells these loans out of the loans held for sale portfolio.

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

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $144.1 million, or 0.66% of total assets, at September 30, 2012 and $175.0 million, or 0.80% of total assets, at December 31, 2011. Nonaccrual loans amounted to $104.1 million at September 30, 2012, compared with $145.6 million at December 31, 2011. During the first nine months of 2012, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold $21.4 million in non-covered OREO properties during the first nine months of 2012 for a net gain of $187 thousand. Also during the first nine months of 2012 we sold notes with a carrying value of $13.8 million for proceeds of $13.6 million. Net charge-offs for non-covered nonperforming loans were $10.6 million and $32.6 million for the three and nine months ended September 30, 2012. For non-covered OREO properties, write-downs of $1.5 million and $4.1 million were recorded for the three and nine months ended September 30, 2012.

Approximately $12.9 million or 94% of the carrying value of our problem loan sales during the first nine months of 2012 were all-cash transactions. We partially financed a loan sale to an unrelated third party. Problem loans are sold on a servicing released basis and the shortfall between the loan balance and any new note is charged-off. A substantial down payment, typically 20% or greater, is received from the new borrower purchasing the problem loan. The underlying sales agreements provide for full recourse to the new borrower and require that periodic updated financial information be provided to demonstrate their ability to service the new loan. The Company maintains no effective control over the sold loans.

Loans totaling $22.5 million were placed on nonaccrual status during the third quarter of 2012. Loans totaling $20.8 million which were not 90 days past due as of September 30, 2012, were included in nonaccrual loans as of September 30, 2012. Additions to nonaccrual loans during the third quarter of 2012 were offset by $14.5 million in gross charge-offs, $8.8 million in payoffs and principal paydowns, $4.2 million in loans that were transferred to other real estate owned, and $3.4 million in loans brought current. Additions to nonaccrual loans during the third quarter of 2012 were comprised of $4.8 million in commercial and industrial loans, $9.1 million in residential loans, $7.2 million in commercial real estate loans, and $1.4 million in consumer loans.

The Company had $80.5 million and $99.6 million in total performing troubled debt restructured loans as of September 30, 2012 and December 31, 2011, respectively. Nonperforming TDR loans were $9.8 million and $38.9 million at September 30, 2012 and December 31, 2011, respectively, and are included in nonaccrual loans. Included in the total TDR loans were $31.4 million and $22.8 million of performing A/B notes as of September 30, 2012 and December 31, 2011, respectively. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B note is comprised of A note balances only. A notes are not disclosed as TDRs in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. As of September 30, 2012, TDR loans were comprised of $7.2 million in single-family loans, $27.3 million in multifamily loans, $37.0 million in commercial real estate loans, $1.5 million in CRE construction loans, $10.2 million in CRE land loans, $6.0 million in commercial business loans, $1.0 million in trade finance loans, and $108 thousand in consumer loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. At September 30, 2012, total non-covered OREO was $40.0 million, compared to $29.4 million at December 31, 2011. During the first nine months of 2012, the Company had an addition of $36.2 million to OREO due to foreclosures. Additionally, the Company recorded $4.1 million in write-downs. During this period, the Company also had a total of $22.4 million in total proceeds for OREO properties sold resulting in a total net gain on sale of $187 thousand and charges against the allowance for loans losses totaling $725 thousand. As previously mentioned, losses on sales of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses. During the first nine months of 2011, the Company had total proceeds of $23.7 million in OREO properties sold for a total net loss on sale of $91 thousand and charges against the allowance for loan losses totaling $853 thousand.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Nonaccrual loans	$104,092	$145,632
Loans 90 or more days past due but not on nonaccrual	—	—
Total nonperforming loans	104,092	145,632
Non-covered other real estate owned, net	40,007	29,350
Total nonperforming assets	$144,099	$174,982

Performing restructured loans	$80,471	$99,603
Total nonperforming assets to total assets	0.66%	0.80%
Allowance for non-covered loan losses to nonperforming loans	214.85%	144.11%
Nonperforming loans to total gross non-covered loans	0.92%	1.38%

We evaluate loan impairment according to the provisions of ASC 310-10-35, Receivables—Overall — Subsequent Measurement. Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming, the deficiency is charged-off against the allowance for loan losses. Also, in accordance with ASC 310-10-35, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

For collateral dependent loans, an appraisal is normally obtained to ensure the loan value is charged down to the fair value of the collateral. The appraisal is obtained from a third party appraiser and reviewed by management. Updated appraisals are obtained regularly when it has been assessed that the current appraisal is no longer reasonable due to a change in circumstance or information. Quarterly all appraisals of nonperforming assets are reviewed to ensure an additional charge-off is not necessary until a new appraisal is received. If it is assessed by management that the current appraised value is not reasonable an adjustment will be calculated based on other outstanding information, and an additional charge-off will may taken to reduce the loan to the adjusted appraised value.

At September 30, 2012, the Company’s total recorded investment in impaired loans was $174.9 million, compared with $219.6 million at December 31, 2011. All nonaccrual and doubtful loans held for investment are included in impaired loans. Impaired loans at September 30, 2012 are comprised of single-family loans totaling $15.7 million, multifamily loans totaling $44.7 million, income producing commercial real estate loans totaling $48.1 million, CRE construction loans totaling $21.8 million, CRE land loans totaling $17.6 million, commercial business loans totaling $23.2 million, and other consumer loans totaling $3.8 million. As of September 30, 2012, the allowance for loan losses included $10.2 million for impaired loans with a total recorded balance of $33.1 million. As of December 31, 2011, the allowance for loan losses included $13.0 million for impaired loans with a total recorded balance of $30.4 million.

The following table sets forth information regarding impaired loans as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$15,714	9.0%	$9,113	4.1%
Multifamily	44,724	25.6%	31,792	14.5%
Total residential impaired loans	$60,438	34.6%	$40,905	18.6%
Commercial Real Estate (“CRE”):
Income producing	$48,063	27.5%	$63,642	29.0%
Construction	21,800	12.4%	46,480	21.2%
Land	17,589	10.1%	34,498	15.7%
Total CRE impaired loans	$87,452	50.0%	$144,620	65.9%
Commercial and Industrial (“C&I”):
Commercial business	$20,261	11.6%	$27,422	12.5%
Trade finance	2,923	1.7%	4,127	1.9%
Total C&I impaired loans	$23,184	13.3%	$31,549	14.4%
Consumer:
Student loans	$69	0.0%	$257	0.1%
Other consumer	3,779	2.1%	2,249	1.0%
Total consumer impaired loans	$3,848	2.1%	$2,506	1.1%
Total gross impaired loans	$174,922	100.0%	$219,580	100.0%

The average recorded investment in impaired loans at September 30, 2012 and December 31, 2011 totaled $192.1 million and $252.4 million, respectively. During the three months ended September 30, 2012 and 2011, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $1.5 million and $2.4 million, respectively. Of these amounts, actual interest recognized on impaired loans, on a cash basis, was $633 thousand and $756 thousand for the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $5.0 million and $7.9 million, respectively. Of these amounts, actual interest recognized on impaired loans, on a cash basis, was $1.5 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. While we believe that the allowance for loan losses is appropriate at September 30, 2012, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

Non-covered Loans

At September 30, 2012, the allowance for loan losses on non-covered loans amounted $223.6 million, or 2.00% of total non-covered loans receivable, compared with $209.9 million or 2.04% of total non-covered loans receivable at December 31, 2011 and $211.7 million or 2.16% of total non-covered loans receivable at September 30, 2011. The $13.8 million increase in the allowance for loan losses on non-covered loans at September 30, 2012, from year-end 2011, primarily related to loan growth partially offset by the continued improvement in credit quality of the loan portfolio.

Credit quality continues to improve as nonaccrual loans decreased as compared to the fourth quarter of 2011 and the first and second quarters of 2012. Net charge-offs on non-covered loans also decreased compared to the fourth quarter of 2011 and second quarter of 2012 and had a minimal increase compared to the first quarter of 2012. However, the allowance for loan losses on non-covered loans continues to increase due to the new loan growth in the portfolio. As of September 30, 2012, the commercial and industrial, residential, and consumer portfolio segments all increased as compared to December 31, 2011. The allowance coverage related to the single-family residential portfolio has decreased slightly compared to December 31, 2011 while the loan portfolio has increased in total. The historical losses for SFR loans have decreased and the newly originated loans have performed well and the new loans have maintained Pass/Watch grade status, therefore the overall allowance related to the single family residence portfolio has decreased.

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $11.0 million at September 30, 2012 and December 31, 2011. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

We recorded $13.3 million in loan loss provisions on non-covered loans during the third quarter of 2012 and $46.4 million during the first nine months of 2012. In comparison, we recorded $22.3 million in loan loss provisions on non-covered loans during the third quarter of 2011 and $72.8 million during the first nine months of 2011. During the third quarter of 2012, we recorded $10.6 million in net charge-offs on non-covered loans representing 0.38% of average non-covered loans outstanding during the quarter, on an annualized basis. In comparison, we recorded net charge-offs totaling $24.4 million, or 0.99% of average non-covered loans outstanding, on an annualized basis, for the same period in 2011.

Covered Loans

At September 30, 2012, included in covered loans are $466.9 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30, and are subject to the allowance for loan losses on covered loans. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $319.4 million of commercial and industrial loans, $103.3 million of commercial real estate loans, $33.2 million of consumer loans and $11.0 million of residential loans.

At September 30, 2012, the allowance for loan losses on covered loans amounted to $5.9 million, compared with $6.6 million at December 31, 2011 and $6.4 million at September 30, 2011. The $0.8 million decrease in the allowance for loan losses on covered loans at September 30, 2012, from year-end 2011, primarily reflects $5.7 million in additional loan loss provisions, less $6.5 million in net charge-offs recorded during the first nine months of 2012, specifically during the third quarter of 2012.

We recorded $5.2 million in loan loss provisions on covered loans during the third quarter of 2012 and $5.7 million during the first nine months of 2012. In comparison, we recorded ($0.3) million in reversals of loan loss provisions on covered loans during the third quarter of 2011 and $2.2 million during the first nine months of 2011. We recorded net charge-offs of $6.5 million for both the three and nine months ended September 30, 2012. In comparison, we did not record any net charge-offs on covered loans for the same periods in 2011. The $6.5 million of charge-offs related to several specific loans and are 80% reimbursable by the FDIC through loss-share agreements, resulting in a net loss to the Company of $1.3 million.

The $5.9 million in allowance for loan losses on covered loans at September 30, 2012, is allocated within our loan segments as follows: $3.1 million for commercial real estate loans, $2.5 million for commercial and industrial loans, $180 thousand for consumer loans and $122 thousand for residential loans.

The following table summarizes activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
NON-COVERED LOANS
Allowance for non-covered loans, beginning of period	$219,454	$213,825	$209,876	$230,408
Allowance for unfunded loan commitments and letters of credit	1,502	—	(2)	(1,245)
Provision for loan losses, excluding covered loans	13,321	22,297	46,395	72,797
Gross charge-offs:
Residential	2,767	3,836	7,334	9,389
Commercial real estate	4,639	15,863	20,217	60,248
Commercial and industrial	6,586	7,602	16,954	29,410
Consumer	488	275	1,579	1,659
Total gross charge-offs	14,480	27,576	46,084	100,706
Gross recoveries:
Residential	71	204	1,254	450
Commercial real estate	2,058	1,851	6,860	4,502
Commercial and industrial	1,708	1,115	5,230	5,419
Consumer	3	22	108	113
Total gross recoveries	3,840	3,192	13,452	10,484
Net charge-offs	10,640	24,384	32,632	90,222
Allowance balance for non-covered loans, end of period	$223,637	$211,738	$223,637	$211,738
COVERED LOANS
Allowance for covered loans, beginning of period	$7,173	$6,731	$6,647	$4,225
Provision for loan losses, covered loans	5,179	(297)	5,705	2,209
Gross charge-offs:
Commercial real estate	1,509	—	1,509	—
Commercial and industrial	4,966	—	4,966	—
Total gross charge-offs	6,475	—	6,475	—
Net charge-offs	6,475	—	6,475	—
Allowance balance for covered loans, end of period	$5,877	$6,434	$5,877	$6,434
Average non-covered loans outstanding	$11,119,319	$9,825,559	$10,848,394	$9,458,403
Total gross non-covered loans outstanding, end of period	$11,155,208	$9,807,250	$11,155,208	$9,807,250
Annualized net charge-offs on non-covered loans to average non-covered loans	0.38%	0.99%	0.40%	1.27%
Allowance for non-covered loan losses to total gross non-covered loans held for investment at end of period	2.00%	2.16%	2.00%	2.16%

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

The following table reflects the Company’s allocation of the combined non-covered and covered allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Residential	$50,841	26.7%	$52,180	26.6%
Commercial Real Estate	68,751	33.8%	66,457	37.2%
Commercial and Industrial	99,356	33.5%	87,020	30.5%
Consumer	4,689	6.0%	4,219	5.7%
Covered loans subject to allowance for loan losses	5,877	0.0%	6,647	0.0%
Total	$229,514	100.0%	$216,523	100.0%

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $213.4 million to $17.67 billion as of September 30, 2012 from $17.45 billion as of December 31, 2011. The increase in total deposits was due to increases in noninterest-bearing demand deposits of $625.7 million, or 17.9%, interest-bearing checking deposits of $196.3 million, or 20.2%, saving accounts of $133.8 million, or 11.5%, and money market accounts of $107.0 million, or 2.3%, which was offset by a decrease of $849.4 million, or 11.9%, in time deposits.

As of September 30, 2012, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $279.1 million, compared with $580.9 million as of December 31, 2011. Overall, time deposits have decreased during the nine months ended September 30, 2012 including deposits in the CDARS program. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30,	December 31,	Increase (Decrease)
	2012	2011	Amount	Percentage
	(Dollars in thousands)
Core deposits:
Noninterest-bearing demand	$4,118,502	$3,492,795	$625,707	17.9%
Interest-bearing checking	1,167,477	971,179	196,298	20.2%
Money market	4,785,447	4,678,409	107,038	2.3%
Savings	1,298,431	1,164,618	133,813	11.5%
Total core deposits	11,369,857	10,307,001	1,062,856	10.3%
Time deposits	6,296,570	7,146,001	(849,431)	-11.9%
Total deposits	$17,666,427	$17,453,002	$213,425	1.2%

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. FHLB advances decreased $92.1 million, or 20.2%, to $363.1 million as of September 30, 2012, compared to $455.3 million as of December 31, 2011. The decrease in FHLB advances is consistent with our overall strategy to improve our cost of funds. During the first nine months of 2012, long-term FHLB advances totaling $50.0 million were prepaid, with prepayment penalties of $3.7 million. Also in the first quarter of 2012, the Company modified $300.0 million of fixed rate FHLB advances into adjustable rate, reducing the effective interest rate on these borrowings from 2.27% to 1.36%. The remainder of the decrease in FHLB advances is due to a $37.7 million modification cost incurred by the Company during the first quarter of 2012 that has been deferred and treated as a discount on the corresponding debt.

In addition to FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $1.00 billion and $1.02 billion as of September 30, 2012 and December 31, 2011, respectively. Included in these balances were $25.2 million in short-term repurchase agreements as of December 31, 2011. No short-term repurchase agreements were outstanding as of September 30, 2012. During the first quarter of 2012, the Company modified $200.0 million of long-term repurchase agreements, reducing the rate of these agreements by 86 basis points. Repurchase agreements are long-term with interest rates that are largely fixed ranging from 4.15% to 5.01%, as of September 30, 2012. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt decreased $75.0 million, or 35.3%, to $137.2 million as of September 30, 2012, compared with $212.2 million as of December 31, 2011. The decrease was a result of the Company paying off $75.0 million of subordinated debt carrying an effective interest rate of 1.60%, and incurring a prepayment penalty of $42 thousand during the third quarter 2012. Long-term debt is comprised of subordinated debt, which qualifies as Tier II capital for regulatory purposes, and junior subordinated debt, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital beginning in 2013 with phase-out complete by 2016.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of September 30, 2012, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the condensed consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Contractual Obligations
Deposits	$5,363,323	$606,734	$306,033	$100,382	$11,480,864	$17,857,336
FHLB advances	4,785	9,570	82,275	306,193	—	402,823
Securities sold under repurchase agreements	45,695	210,722	724,021	236,921	—	1,217,359
Affordable housing/CRA investment commitments	—	—	—	—	87,324	87,324
Long-term debt obligations	2,961	5,923	5,923	191,578	—	206,385
Operating lease obligations (1)	22,391	38,270	25,152	28,053	—	113,866
Unrecognized tax benefits	1,875	2,080	1,736	—	—	5,691
Postretirement benefit obligations	336	881	1,089	17,156	—	19,462
Total contractual obligations	$5,441,366	$874,180	$1,146,229	$880,283	$11,568,188	$19,910,246

(1)        Represents the Company’s lease obligation for all non-owned premises.

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to our customers as of September 30, 2012 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$2,569,778
Standby letters of credit	2,067,359
Commercial letters of credit	73,521

Capital Resources

At September 30, 2012, stockholders’ equity totaled $2.32 billion, a 0.3% increase from the year-end 2011 balance of $2.31 billion. The increase is comprised of the following: (1) net income of $209.8 million recorded during the first nine months of 2012; (2) additional unrealized gain on investments securities available-for-sale, net of tax, of $36.6 million; (3) stock compensation amounting to $11.6 million related to grants of restricted stock, restricted stock units and stock options; (4) issuance of common stock totaling $3.1 million, representing 299,964 shares, pursuant to various stock plans and agreements; and (5) issuance of shares pursuant to Director retainer fees of $570 thousand, representing 26,151 shares. These transactions were offset by: (1) repurchase of treasury stock pursuant to the stock repurchase program totaling $199.9 million, representing 9,068,105 treasury stock shares;  (2) accrual and payment of cash dividends on common and preferred stock totaling $48.6 million during the first nine months of 2012; (3) noncredit-related impairment loss on investment securities amounting to $2.9 million, net of tax; and (4) purchase of treasury shares related to vested restricted stock amounting to $2.9 million, representing 130,577 shares. Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs, and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital and the adequacy of capital.

Warrants

During 2008, in conjunction with the Series B preferred stock offering, the Company issued to the U.S. Treasury warrants with an initial price of $15.15 per share of common stock for which the warrants may be exercised, with an allocated fair value of $25.2 million. The warrants could be exercised at any time on or before December 5, 2018. On January 26, 2011, the Company repurchased the 1,517,555 warrants outstanding for $14.5 million. There are no warrants outstanding as of September 30, 2012 and December 31, 2011, respectively.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well capitalized.” At September 30, 2012, the Bank’s Tier I and total capital ratios were 14.7% and 16.0%, respectively, compared to 14.7% and 16.3%, respectively, at December 31, 2011.

The following table compares East West Bancorp, Inc.’s and East West Bank’s capital ratios at September 30, 2012, to those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	16.6%	16.0%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	15.3%	14.7%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.7%	9.3%	4.0%	5.0%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the Federal Home Loan Bank of San Francisco, and issuances of long-term debt. These funding sources are augmented by payments of principal and interest on loans and securities. In addition, government programs may influence deposit behavior. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

During the first nine months of 2012, we experienced net cash inflows from operating activities of $156.6 million, compared to net cash inflows of $199.5 million for the first nine months of 2011.

Net cash inflows from investing activities totaled $421.6 million for the first nine months of 2012 compared with net cash outflows of $1.22 billion for the first nine months of 2011. Net cash inflows from investing activities for the first nine months of 2012 were due primarily from sales of investment securities, repayments, maturities and redemptions of investment securities available-for-sale and paydowns, maturities of securities purchased under resale agreements. Net cash outflows from investing activities for the first nine months of 2011 were due primarily from purchases of investment securities, securities purchased under resale agreements, and purchases and originations of loans receivable. These factors were partially offset by the repayments, maturities and redemptions of investment securities and proceeds from the sales of investment securities, paydown and maturities of securities purchased under resale agreement and proceeds from sales of loans held for sale originated for investment.

We experienced net cash outflows from financing activities of $192.1 million during the first nine months of 2012, primarily due to repayment of long-term debt and repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan. We experienced net cash inflows from financing activities of $788.6 million for the first nine months of 2011 primarily due to the increase in deposits.

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

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the nine months ended September 30, 2012, total dividends paid by the Bank to the Company amounted to $324.0 million. For the nine months ended September 30, 2011, total dividends paid by the Bank to the Company amounted to $72.0 million.

In October 2012, the Company’s Board of Directors approved the payment of fourth quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend is payable on or about November 1, 2012 to shareholders of record as of October 15, 2012. Additionally, the Board declared a quarterly dividend of $0.10 per share on the Company’s common stock payable on or about November 23, 2012 to shareholders of record as of November 9, 2012.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2012 and December 31, 2011, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	September 30,	December 31,	September 30,	December 31,
(Basis Points)	2012	2011	2012	2011
+200	8.5%	6.2%	7.8%	2.4%
+100	3.6%	3.0%	2.9%	0.5%
-100	0.1%	(0.9)%	(2.6)%	(5.9)%
-200	0.0%	(1.2)%	(5.6)%	(14.2)%

(1)       The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)       The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities, and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2012 and December 31, 2011. As of September 30, 2012, the bank’s balance sheet is more sensitive to interest rate changes on the asset side than the liability side. In a rising rate environment, this allows more net interest income and higher net portfolio value for the bank. However, in a declining rate environment, the bank will see lower net interest income and lower net portfolio value as projected in the volatility table above. At September 30, 2012 and December 31, 2011, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of September 30, 2012. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(Dollars in thousands)

Assets:
CD investments	$476,230	$250	$—	$—	$—	$—	$476,480
Average yield (fixed rate)	3.10%	4.00%	—	—	—	—	3.10%
Short-term investments	$889,859	$—	$—	$—	$—	$—	$889,859
Weighted average rate	0.32%	—	—	—	—	—	0.32%
Securities purchased under resale agreements	$1,350,000	$200,000	$50,000	$50,000	$—	$—	$1,650,000
Weighted average rate	1.35%	1.75%	1.21%	2.00%	—	—	1.42%
Investment securities	$853,655	$181,669	$317,986	$215,686	$233,113	$435,739	$2,237,848
Weighted average rate	3.04%	2.61%	2.47%	2.72%	2.38%	3.38%	2.95%
Total covered gross loans	$2,999,852	$183,237	$138,749	$104,105	$83,540	$228,583	$3,738,066
Weighted average rate	4.54%	6.01%	6.17%	6.01%	5.52%	6.41%	4.85%
Total non-covered gross loans	$8,566,590	$720,493	$542,827	$402,805	$344,756	$768,196	$11,345,667
Weighted average rate	4.45%	5.03%	5.39%	5.30%	5.40%	4.12%	4.57%

Liabilities:
Checking accounts	$1,167,477	$—	$—	$—	$—	$—	$1,167,477
Weighted average rate	0.32%	—	—	—	—	—	0.32%
Money market accounts	$4,785,447	$—	$—	$—	$—	$—	$4,785,447
Weighted average rate	0.36%	—	—	—	—	—	0.36%
Savings deposits	$1,298,431	$—	$—	$—	$—	$—	$1,298,431
Weighted average rate	0.24%	—	—	—	—	—	0.24%
Time deposits	$5,318,540	$500,653	$90,231	$84,435	$202,804	$99,907	$6,296,570
Weighted average rate	0.75%	0.93%	1.45%	1.41%	1.33%	-0.03%	0.79%
FHLB advances	$300,000	$—	$—	$—	$75,000	$—	$375,000
Weighted average rate	0.61%	—	—	—	3.96%	—	1.28%
Securities sold under repurchase agreements (fixed rate)	$—	$—	$120,000	$225,000	$400,000	$200,000	$945,000
Weighted average rate	—	—	—	4.66%	4.82%	4.27%	4.05%
Securities sold under repurchase agreements (variable rate)	$50,000	$—	$—	$—	$—	$—	$50,000
Weighted average rate	4.15%	—	—	—	—	—	4.15%
Junior subordinated debt (variable rate)	$137,178	$—	$—	$—	$—	$—	$137,178
Weighted average rate	2.16%	—	—	—	—	—	2.16%

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in our portfolio, see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability and Market Risk Management” presented elsewhere in this report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2012. The following summarizes share repurchase activities during the third quarter of 2012:

Approximate
			Total Number	Dollar Value
			of Shares	in Millions of
	Total		Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
July 31, 2012	670,100	$21.86	670,100	$35.4
August 31, 2012	1,613,778	21.87	1,613,778	0.1
September 30, 2012	—	—	—	—
Total	2,283,878	$21.86	2,283,878	$0.1

(1)       Excludes 112,787 shares surrendered due to employee tax liability and forfeitures of restricted stock awards, totaling $2.3 million, pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

(2)       During the first quarter of 2012, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to $200.0 million of its common stock. As of September 30, 2012, the Company completed the authorized repurchase program, repurchasing 9,068,105 shares at a total cost of $199.9 million.

The Company’s principal business is to serve as a holding company for the Bank and other related subsidiaries which East West may establish or acquire. As a legal entity separate and distinct from its subsidiaries, the Company’s principal source of funds is, and will continue to be, dividends paid to the Company by its subsidiaries.  The Company and the Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums.  The Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

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

(vii)	Exhibit 10.5	Form of Amendment to Employment Agreement- Mr. Krause+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]
(viii)	Exhibit 10.9.1	Form of Amendment to Employment Agreement- Mr. Schuler+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]
(ix)	Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(x)	Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(xi)	Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(xii)	Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(xiii)	101.INS	XBRL Instance Document
(xiv)	101.SCH	XBRL Taxonomy Extension Schema
(xv)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
(xvi)	101.LAB	XBRL Taxonomy Extension Label Linkbase
(xvii)	101.PRE	XBRL Extension Presentation Linkbase
(xviii)	101.DEF	XBRL Extension Definition Linkbase

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 7, 2012

EAST WEST BANCORP, INC.

		By:	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and
Chief Financial Officer; Duly Authorized Officer