Form 10-K
period 2012-12-31
EAST WEST BANCORP INC
filed 2013-02-28
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,309,819,520 (based on the June 30, 2012 closing price of Common Stock of $23.46 per share).

As of January 31, 2013, 140,126,005 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Stockholders — Part III

EAST WEST BANCORP, INC.

2012 ANNUAL REPORT ON FORM 10-K

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

East West Insurance Services, Inc.  On August 22, 2000, East West completed the acquisition of East West Insurance Services, Inc. (the “Agency”) in a stock exchange transaction. The Agency provides business and consumer insurance services primarily to the Southern California market. The Agency runs its operations autonomously from the operations of the Company. The operations of the Agency are limited and are not deemed material in relation to the overall operations of the Company.

Other Subsidiaries of East West Bancorp, Inc.  The Company established 9 other subsidiaries as statutory business trusts, East West Capital Trust I, East West Capital Trust II, East West Capital Statutory Trust III in 2003, East West Capital Trust IV and East West Capital Trust V in 2004, East West Capital Trust VI in 2005, East West Capital Trust VII in 2006, and East West Capital Trusts VIII and East West Capital Trust IX in 2007, collectively referred to as the “Trusts”. In nine separate private placement transactions, the Trusts have issued either fixed or variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. Business Trusts I and II were dissolved in 2011, and the corresponding securities were called. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory purposes. However, the Trusts will be phased out as Tier I capital starting in 2013 through 2015. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, Consolidation, the Trusts are not consolidated into the accounts of the Company.

East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. East West has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, East West’s principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West’s other sources of funds include proceeds from the issuance of its common stock in connection with stock option and employee stock purchase plans. At December 31, 2012, the Company had $22.54 billion in total consolidated assets, $14.82 billion in net consolidated loans, and $18.31 billion in total consolidated deposits.

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

At December 31, 2012, the Bank has four wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. The secondary subsidiary, East-West Investments, Inc., primarily acts as a trustee in connection with real estate secured loans. The remaining subsidiaries are East West Bank (China) Limited and East West Securities Investment Consulting Co., Ltd. (Taiwan).

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

The Bank has also grown through strategic partnerships. On August 30, 2001, the Bank entered into an agreement with 99 Ranch Market to provide retail banking services in their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with over 30 full-service stores in California, Texas, Washington, and Nevada. Tawa Supermarket Companies (“Tawa”) is the parent company of 99 Ranch Market. Tawa’s property development division owns and operates many of the shopping centers where 99 Ranch Market stores are located. We are currently providing in-store banking services to eleven 99 Ranch Market locations in California.

The Bank continues to develop its international banking capabilities. The Bank has one full-service branch in Hong Kong which commenced operations during the first quarter of 2007. The Hong Kong branch offers a variety of deposit, loan, and international banking products. In addition, the Bank has two full-service branches in mainland China through the Chinese bank subsidiary, which resulted from the UCB acquisition. The subsidiary branches include one branch in Shanghai, and one branch in Shantou. The Bank also has three overseas representative offices in China located in Beijing, Guangzhou and Shenzhen and one in Taipei, Taiwan. The first office, located in Beijing, was opened in 2003. The other overseas representative offices located in Guangzhou and Shenzhen resulted from the UCB acquisition.  The representative office in Taipei, Taiwan opened in 2008. In addition to facilitating traditional letters of credit and trade finance to businesses, these representative offices allow the Bank to assist existing clients, as well as develop new business relationships. Through these offices, the Bank is focused on growing its export-import lending volume by aiding U.S. exporters in identifying and developing new sales opportunities to China-based customers as well as capturing additional letters of credit business generated from China-based exports through broader correspondent banking relationships.

The Bank continues to explore opportunities to establish other foreign offices, subsidiaries or strategic investments and partnerships to expand its international banking capabilities and to capitalize on the growing international trade business between the United States and Asia.

Banking Services

East West Bank is the fifth largest independent commercial bank headquartered in California as of December 31, 2012 based on total assets. East West Bank is the largest bank in the United States that focuses on the financial services needs of individuals and businesses which operate both in the United States and Greater China as well as having a strong focus on the Chinese American community. Through its network of 119 banking locations in the United States, China and Hong Kong, the Bank provides a wide range of personal and commercial banking services to small- and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers’ checks, safe deposit boxes, and MasterCard and Visa merchant deposit services.

The Bank’s lending activities include commercial and residential real estate, construction, trade finance, and commercial business, including accounts receivable, small business administration (“SBA”), inventory, and working capital loans. The Bank’s commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade, and service businesses. The Bank generally provides commercial business loans to small- and medium-sized businesses. In addition, the Bank is focused on providing financing to clients needing a financial bridge that facilitates their business transactions between Asia and the United States.

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

The Bank has 95 branches located in Northern and Southern California. Additionally, the Bank has six branches in New York, four branches in Georgia, two branches in Massachusetts, one branch in Texas, and four branches in Washington. In Greater China, East West’s presence includes three full-service branches in Hong Kong, in Shanghai, and in Shantou. The Bank operates in China, as a full-service bank under East West Bank China (Limited), a wholly owned subsidiary of East West Bank. The Bank also has three representative offices in China located in Beijing, Guangzhou and Shenzhen and one in Taipei, Taiwan.

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

Economic Conditions, Government Policies, Legislation and Regulatory Developments

Economic Conditions and Government Policies

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession, and unemployment and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

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

The impact on the Bank of the negative credit cycle during recent years has stabilized. However, the overall economic environment remains uncertain, with high unemployment rates, reduced general spending and decreased lending by financial institutions to their customers and to each other. Additionally, the sovereign debt crisis in Europe has increased the instability of the economic environment. Also, competition among depository institutions for deposits has continued to remain at heightened levels as compared to pre-recession levels.  Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to past years. The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement orders requiring action to address credit quality, liquidity and risk management, and capital adequacy concerns, as well as other safety and soundness concerns.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”), significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. The Dodd-Frank followed the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 in response to the economic downturn and financial industry instability. Additional initiatives may be proposed or introduced before Congress, the California Legislature, and other government bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions and may subject us to increased supervision and disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. In addition, the outcome of examinations, any litigation, or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

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

•                  enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks (the “Volcker Rule”);

•                  the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) and Capital Purchase Program (“CPP”);

•                  the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

•                  a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000;

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

•                  provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (i) stockholder advisory votes on executive compensation, (ii) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria (iii) enhances independence requirements for compensation committee members, and (iv) giving the SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and

•                  the creation of a Consumer Financial Protection Bureau (the “CFPB”), which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and which may examine and enforce its regulations on banks with more than $10 billion in assets.

The numerous rules and regulations that have been promulgated and are yet to be promulgated and finalized under Dodd-Frank are likely to significantly impact our operations and compliance costs. More stringent capital, liquidity and leverage requirements are expected to impact our business as Dodd-Frank is fully implemented.  The federal agencies are in the process of issuing the many rules required to implement provisions of Dodd Frank, some of which will apply directly to larger institutions with either more than $50 billion in assets or more than $10 billion in assets, such as proposed regulations for financial institutions deemed systemically significant, proposed rules requiring capital plans and stress tests and the Federal Reserve proposed rules to implement the Volcker Rule, as well as a final rule for the largest banks (over $250 billion assets and internationally active) setting a new minimum risk-based capital floor. These and other requirements and policies imposed on larger institutions, such as expected countercyclical requirements for increased capital in times of economic expansion and a decrease in times of contraction, may subsequently become expected “best practices” for smaller institutions.  Therefore, as a result of the changes required by Dodd-Frank, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices.  Such developments and new standards would require us to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

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

The Bank.  As a California state-chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the CFPB, DFI, and by the FRB, as the Bank’s primary federal regulator. As a member bank, the Bank is a stockholder of the FRB.

In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2012, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $107.3 million, which includes $3.1 million of the Federal Home Loan Bank of Seattle capital stock as a result of the WFIB acquisition.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain interest-bearing reserves at specified levels against their transaction accounts. At December 31, 2012, the Bank was in compliance with these requirements. As a member bank, the Bank is also required to own capital stock in the FRB. At December 31, 2012, the Bank held an investment of $48.0 million in FRB capital stock.

Foreign Operations

East West Bank currently has three full-service branches in Greater Asia, which are located in Hong Kong, Shanghai, and Shantou. The Bank operates in China, as a full-service bank under East West Bank China (Limited), a wholly owned subsidiary of East West Bank. The Bank also has three representative offices in China located in Beijing, Guangzhou and Shenzhen and one in Taipei, Taiwan. The Bank’s overseas activities are regulated by the FRB and the DFI and are also regulated by the supervisory authorities of the host countries in which the Bank has offices.

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

As of December 31, 2012, the Company had outstanding approximately $83.0 million of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A preferred stock”), which was originally issued in April 2008. So long as the Company’s Series A preferred stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company’s common stock, are prohibited until all accrued and unpaid dividends are paid on such Series A preferred stock, subject to certain limited exceptions (for complete discussion and disclosure see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” presented elsewhere in this report).

Capital Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in Dodd-Frank and the Basel III international supervisory developments discussed below. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2012, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions. For complete discussion and disclosure see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital” and Note 23 to the Company’s consolidated financial statements presented elsewhere in this report.

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

Basel Accords

The regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the International Basel Committee on Bank Supervision (“Basel Committee”), a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country’s supervisors can use to determine the supervisory policies they apply to their home jurisdiction.  In 2004, the Basel Committee proposed a new capital accord (“Basel II”) to replace Basel I that provided approaches for setting capital standards for credit risk and capital requirements for operational risk and refining the existing capital requirements for market risk exposures.  U.S. banking regulators published a final rule for Basel II implementation requiring banks with over $250 billion in consolidated total assets or on-balance sheet foreign exposure of $10 billion (“core banks”) to adopt the advanced approaches of Basel II while allowing other banks to elect to “opt in.”  The regulatory agencies later issued a proposed rule for larger banks that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework that would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk and related disclosure requirements. A definitive rule was not issued.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” If and when implemented by the U.S. banking agencies and fully phased-in, it would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity. The Basel III capital framework, among other things:

•                  introduces as a new capital measure, Common Equity Tier 1 (“CET1”), more commonly known in the United States as “Tier 1 Common,” and defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•                  if fully phased in as currently proposed, requires covered banks to maintain: (i) a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; (iii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iv) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (v) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•                  an additional “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

The federal bank regulatory agencies issued joint proposed rules in June 2012 that would revise the risk-based capital requirement and the method for calculating risk-weighted assets to make them consistent with Basel III and provisions of the Dodd-Frank Act.  The proposed rules would apply to all depository institutions and top-tier bank holding companies with assets of $500 million or more.  Among other things, the proposed rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and assigns higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also require unrealized gains and losses on certain securities holdings to be included in calculating capital ratios; limit capital distributions and certain discretionary bonus payments by financial institutions defined as systemically important, though not so deemed by the Basel Committee, unless an additional capital conservation buffer of 0% to 1.0% of risk-weighted assets is maintained.  The proposed rules, including alternative requirements for smaller community financial institutions like the Company, would, when finalized, be phased in through 2019.  The implementation of the Basel III framework was to commence January 1, 2013, however, due to the number of comment letters received by the federal banking agencies in response to the notice of proposed rulemaking, the initial implementation has been postponed indefinitely.

Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FRB, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•                  Require affirmative action to correct any conditions resulting from any violation or practice;

•                  Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•                  Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

•                  Enter into or issue informal or formal enforcement actions, including required Board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•                  Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•                  Take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) provides a framework for the regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution’s classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio. However, the federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These include operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

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

FDIC Deposit Insurance

The FDIC insures our customer deposits through the Deposit Insurance Fund of the FDIC up to prescribed limits for each depositor. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the Deposit Insurance Fund or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the DFI.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the Deposit Insurance Fund. The FICO assessment rates are determined quarterly. These assessments will continue until the FICO bonds mature in 2017.

Federal Banking Agency Compensation Guidelines

Guidelines adopted by the federal banking agencies pursuant to the Federal Deposit Insurance (“FDI”) Act prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. Such guidance is intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The incentive compensation guidance covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group.  It is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The incentive compensation guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In 2011, the FRB and federal banking agencies, including the SEC, proposed joint rules to implement Section 956 of Dodd-Frank for banks with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would move the U.S. closer to aspects of international compensation standards by (i) requiring deferral of a substantial portion of incentive compensation for executive officers of particularly large institutions described above; (ii) prohibiting incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation; (iii) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iv) requiring policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and (v) requiring annual reports on incentive compensation structures to the institution’s appropriate Federal regulator.  Final rules are still pending.

The scope, content and application of the U.S. banking regulators’ policies on incentive compensation continue to evolve in the aftermath of the economic downturn. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company and the Bank to hire, retain and motivate key employees.

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

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer privacy and protection statutes and regulations, including the Consumer Financial Protection Act of 2010, which constitutes part of the Dodd-Frank Act and establishes the CFPB, as described above, the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, effective in 2013, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the Americans with Disabilities Act and various federal and state privacy protection laws.

The CFPB is an independent entity within the Federal Reserve. It has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining banks consumer transactions, and enforcing rules related to consumer financial products and services.

Under the Dodd-Frank Act, regulators were required to mandate specific underwriting criteria to support a reasonable, good faith determination by lenders of a consumer’s ability to repay a mortgage. The CFPB by amendment to Regulation Z, which implements the Truth in Lending Act and will take effect on January 10, 2014, has defined what would be considered a “qualified mortgage.”  Another Dodd-Frank provision requires banks and other mortgage lenders to retain a minimum 5% economic interest in mortgage loans sold through securitizations unless the loans meet a definition of a “qualified residential mortgage” yet to be promulgated.  Banks will have to reevaluate their underwriting standards and the extent and type of their mortgage lending as a result of these regulations implementing Dodd-Frank.

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

Employees

East West does not have any employees other than officers who are also officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2012, the Bank had a total of 2,194 full-time employees and 101 part-time employees and East West Insurance had a total of 11 full-time employees. None of the employees are represented by a union or collective bargaining group. The managements of the Bank and East West Insurance believe that their employee relations are satisfactory.

Recently Issued Accounting Standards

For a discussion of recent accounting pronouncements and their expected impact on the Company’s consolidated financial statements, see Note 1 to the Company’s consolidated financial statements presented elsewhere in this report.

Available Information

We file reports with the SEC, including our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports and other information on file can be inspected and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Commission maintains a website that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov.

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

Name	Age (1)	Position with Company or Bank
Dominic Ng	54	Chairman and Chief Executive Officer of the Company and the Bank

Julia S. Gouw	53	President and Chief Operating Officer of the Company and the Bank

Ming Lin Chen	52	Executive Vice President and Director of International and Loan Administration of the Bank

William H. Fong	65	Executive Vice President and Head of Northern California Commercial Lending Division of the Bank

Karen Fukumura	48	Executive Vice President and Head of Retail Banking of the Bank

John R. Hall	57	Executive Vice President and Chief Credit Officer of the Bank

Douglas P. Krause	56	Executive Vice President, Chief Risk Officer, General Counsel, and Secretary of the Company and the Bank

Marty Newton	53	Executive Vice President and Head of Commercial Banking Services of the Bank

Irene H. Oh	35	Executive Vice President and Chief Financial Officer of the Company and the Bank

Bennett Pozil	51	Executive Vice President and Senior Manager Director of Capital Markets of the Bank

Lawrence B. Schiff	60	Executive Vice President and Director of Credit Risk Management of the Bank

James T. Schuler	64	Executive Vice President and Chief Human Resources Officer of the Bank

Sue Yang	45	Executive Vice President and Head of Greater China and Corporate Strategy for the Bank

Andy Yen	55	Executive Vice President and Director of the Business Banking Division of the Bank

(1)                                     As of February 28, 2013

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

Ming Lin Chen serves as Executive Vice President and Director of International and Loan Administration. Ms. Chen joined East West Bank in 2004 as Senior Vice President and Senior Relationship Manager and was promoted to her current position in 2009. Prior to joining East West Bank, Ms. Chen was Senior Vice President and Corporate Secretary of General Bank and General Bancorp. She held several management positions including international banking, commercial and SBA lending, marketing and branch operations during her 19 years with General Bank.

William H. Fong serves as Executive Vice President and Head of the Bank’s Northern California Commercial Lending Division. Mr. Fong joined East West Bank in April 2006 from United Commercial Bank where he was the Head of Commercial Banking. Prior to this, Mr. Fong spent 23 years with Bank of the West. As Executive Vice President, he was responsible for Pacific Rim Banking’s corporate banking team in Bank of the West. Mr. Fong serves as a director on the boards of Cal-Asia Business Council and Hong Kong Association of Northern California.

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

John R. Hall serves as Executive Vice President and Chief Credit Officer of East West Bank. Mr. Hall joined the Bank in 2010, after serving six years as Regional Vice President/Senior Vice President of Commercial Banking for Wells Fargo Bank in the Los Angeles area. Mr. Hall spent 22 years at Wells Fargo and its predecessor bank, Norwest Bank, in various commercial banking management positions. Mr. Hall has over 35 years experience in the middle market lending and various specialized industry groups within commercial banking. He also serves as a member of the Board of Governors at Cedars-Sinai Medical Center in Los Angeles.

Douglas P. Krause serves as Executive Vice President, Chief Risk Officer, General Counsel, and Corporate Secretary of East West Bancorp, Inc. and East West Bank. Prior to joining the Bank in 1996, Mr. Krause was General Counsel of Metrobank from 1991 to 1996. Mr. Krause started his career with the law firms of Dewey & LeBoeuf and Jones, Day, Reavis and Pogue where he specialized in financial services. Mr. Krause also serves as commissioner on the governing board and as Chairman of the Audit Committee of the Port of Los Angeles. He also serves on the executive committee and project committee of the I-710 Project.

Marty Newton serves as Executive Vice President and Head of Commercial Banking Services. Mr. Newton joined East West Bank in early 2011. Before joining the Bank, Mr. Newton spent the majority of his career with Wells Fargo Bank in a variety of positions as well as several years with Bank of America. Mr. Newton has twenty five years of commercial and retail banking experience in management, sales and training.

Irene H. Oh serves as Executive Vice President and Chief Financial Officer of East West Bancorp, Inc. and East West Bank. Ms. Oh joined the Bank in 2004. Prior to being promoted to Chief Financial Officer, Ms. Oh served as Senior Vice President and Director of Corporate Finance. A CPA, she began her financial career in 1999 with Deloitte & Touche in Los Angeles and spent two years with Goldman Sachs.

Bennett Pozil serves as Executive Vice President and Senior Manager Director of Capital Markets. Prior to joining East West Bank in April 2011, Mr. Pozil served 11 years as the Managing Director of the Los Angeles office for Natixis. Mr. Pozil is active in the Los Angeles community, serving on the Boards of the Music Center of Los Angeles and the Asia Society’s Southern California Chapter.

Lawrence B. Schiff serves as Executive Vice President and Director of Credit Risk Management. Mr. Schiff joined East West Bank in 2010, after serving for several years as Director of National Credit Risk Management at KPMG and as a Group Vice President in SunTrust Bank’s Credit Risk Management Division. Mr. Schiff spent the majority of his career as a commercial bank examiner with the Federal Reserve System, both in Washington, DC and in New York. Mr. Schiff is a board member of the City of Hope Hospital’s LA Real Estate Council.

James T. Schuler serves as Executive Vice President and Chief Human Resources Officer of East West Bank. Mr. Schuler joined the Bank in mid 2010, after serving more than 25 years with Avery Dennison where he was instrumental in transforming Avery into an integrated global corporation. Mr. Schuler has a wealth of human resources experience as well as extensive experience working throughout the Asia Pacific Region.

Sue Yang serves as Executive Vice President, Head of Greater China and Corporate Strategy.  Prior to joining East West Bank in November 2011, Ms. Yang was a senior executive at Bank of America from 1997 to 2011. Ms. Yang held various senior positions at Bank of America, including Chief Risk Officer for Global Wealth and Investment Management and Corporate Strategy Executive of Global Corporate Strategy. Ms. Yang also oversaw Bank of America’s investment in China Construction Bank Corporation and served on the China Construction Bank Corporation Board of Directors from 2010 to 2011.

Andy Yen serves as Executive Vice President and Director of the Business Banking Division. Mr. Yen joined the Bank in September 2005 through its merger with United National Bank (“UNB”). Before being promoted to President of UNB in 2001, Mr. Yen was the Executive Vice President from 1998 to 2000 and Senior Vice President from 1992 to 1997, overseeing both the operations and lending functions of UNB. Mr. Yen also served as a member of the Board of Directors of UNB from 1992 to 2005. Mr. Yen has over 28 years experience in commercial and real estate lending and also held positions at Tokai Bank of California and Trans National Bank before he joined UNB.

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

Recent changes in banking regulation may adversely affect our business. Regulation of the financial services industry continues to undergo major changes. Dodd-Frank significantly revises and expands the rulemaking, supervisory and enforcement authority of federal bank regulators. Dodd-Frank addresses many areas which may affect our operations and costs immediately or in the future. Among other provisions, Dodd-Frank:

•                  imposes new capital requirements on bank holding companies and eliminates certain trust preferred securities from Tier 1 capital;

•                  expands the FDIC’s authority to raise insurance premiums and permanently raises the current standard deposit insurance limit to $250,000;

•                  extended until January 1, 2013, the insurance of all noninterest-bearing and transaction;

•                  allows financial institutions to pay interest on business checking accounts;

•                  authorizes nationwide interstate branching for banks;

•                  limits interchange fees payable on debit card transactions;

•                  establishes the CFPB to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and nonbank finance companies;

•                  contains provisions that affect corporate governance and executive compensation;

•                  restricts proprietary trading by financial institutions, their owning or sponsoring hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.

The CFPB has adopted revisions to Regulation Z, which implements the Truth in Lending Act, pursuant to Dodd-Frank. The revisions will take effect on January 10, 2014 and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans).  The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards.  This may impact our underwriting of single family residential loans and the resulting unknown effect on potential delinquencies. In particular, the revisions when they take effect will prevent us from making “no documentation” and “low documentation” home loans, because the rules require determining a consumer’s ability to pay based in part on verified and documented information. Low documentation loans represent a substantial portion of our single family residential loan portfolio. Accordingly, these new provisions may adversely affect the growth in the residential loan portfolio.

We may be subject to more stringent capital requirements. Dodd-Frank phases out over a prescribed period of time certain trust preferred securities from Tier 1 capital and allows the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. In the case of certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, these “regulatory capital deductions” are being implemented incrementally over a period of three years which commenced in January 2013. Dodd-Frank also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.

Difficult economic and market conditions have adversely affected our industry. Since 2007, negative developments in the housing market, including decreased home prices and increased delinquencies and foreclosures by comparison with pre-recession levels, have negatively impacted the credit performance of mortgage and construction loans and have resulted in significant write-downs of assets by many financial institutions, including the Bank. In addition, the values of real estate collateral supporting many loans declined and may continue to decline. The impact on the Bank of the negative credit cycle has shown signs of stabilization. However, the overall economic environment remains problematic with high unemployment rates, reduced general spending, and decreased lending by financial institutions to their customers and to each other. Also, competition among depository institutions for deposits has continued to remain at heightened levels as compared to pre-recession times. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to past years. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

•                  Future disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

•                  Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may adversely affect the Company’s ability to market its products and services.

Adverse conditions in Asia could adversely affect our business.  A substantial number of our customers have economic and cultural ties to Asia. Additionally, we have three representative offices in China located in Beijing, Guangzhou and Shenzhen and one in Taipei, Taiwan, and one full-service branch in Hong Kong and two full-service branches in China. As a result, our business and results of operations may be impacted by adverse economic and political conditions in Asia and, in particular, in China. Volatility in the Shanghai and Hong Kong stock exchanges and/or a potential dramatic fall in real estate prices in China, among other things, may negatively impact asset values and the profitability and liquidity of our customers who operate in this region. Pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. United States and global economic policies, military tensions, and unfavorable global economic conditions may also adversely impact the Asian economies. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities.

Increased deposit insurance costs and changes in deposit regulation may adversely affect our results of operations. As a result of recent economic conditions and the enactment of Dodd-Frank, the FDIC has increased the deposit insurance assessment rates in recent years and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required which we may be required to pay. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations. As of January 1, 2013, the Transaction Account Guarantee Program, ended. This ended the temporary unlimited insurance on non-interest bearing demand deposit accounts from the FDIC. The end of this insurance may cause a decrease in our deposit balances.

United States and international financial markets and economic conditions, particularly in California, could adversely affect our liquidity, results of operations and financial condition.  Although the Company and the Bank remain well capitalized and have not suffered any significant liquidity issues as a result of the recent economic downturn, the cost and availability of funds may be adversely impacted by illiquid credit markets and the demand for our products and services may be impacted as our borrowers and customers continue to experience the impact of the recent economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio primarily in Northern and Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California, where our business is concentrated. In addition, the duration of the current economic conditions is unknown and may exacerbate the Company’s exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Any turbulence in the United States and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.  During the year ended December 31, 2012, we recorded a $60.2 million provision for loan losses on non-covered loans and charged off $58.4 million, gross of $16.2 million in recoveries on non-covered loans. The Bank has a concentration of real estate loans in California, including the areas of Los Angeles, Riverside, San Bernardino and Orange counties. Potential further deterioration in the real estate market generally and residential homes in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital.

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

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.  Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as a result of conditions faced by banking organizations in the domestic and worldwide credit markets.

The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions.  Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to different industries and counterparties, and executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Defaults by financial services institutions, and even questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may increase when the underlying collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any such losses could materially and adversely affect the Company’s results of operations.

A portion of our loan portfolio is secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets.  A further decline in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. A significant portion of our real estate collateral is located in California. If real estate values decline further, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Furthermore, a significant portion of our loan portfolio is comprised of commercial real estate. Commercial real estate and multifamily loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse affect on our business.

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

Failure to manage our growth may adversely affect our performance.  Our financial performance and profitability depend on our ability to manage our possible future growth. Future acquisitions and our continued growth may present operating, integration and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We could be liable for breaches of security in our online banking services. Fear of security breaches could limit the growth of our online services. We offer various Internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients’ confidence in our online services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data.   In addition, individuals may seek to intentionally disrupt our online banking services or compromise the confidentiality of customer information with criminal intent.   Although we have developed systems and processes that are designed to prevent security breaches and periodically test our security, failure to mitigate breaches of security could adversely affect our ability to offer and grow our online services, result in costly litigation and loss of customer relationships and could have an adverse effect on our business.

Our controls and procedures could fail or be circumvented. Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect our business, results of operations and financial condition.

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

We rely on communications, information, operating and financial control systems technology from third party service providers, and we may suffer an interruption in those systems.  We rely heavily on third party service providers for much of our communications, information, operating and financial control systems technology, including our online banking services and data processing systems. Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing, and/or loan origination systems. The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

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

Laws may restrict our ability to pay dividends.  The ability of the Bank to pay dividends to the Company is limited by California law and the FRB.  The Company’s ability to pay dividends on its outstanding stock is limited by Delaware law. The FRB and the DFI have authority to prohibit the Bank from engaging in business practices which are considered to be unsafe or unsound. Depending upon the financial condition of the Bank and upon other factors, the FRB or DFI could assert that payments of dividends or other payments by the Bank might be such an unsafe or unsound practice. For complete discussion and disclosure see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” presented elsewhere in this report.

The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock, and there can be no assurance of any future dividends on our common stock.  The terms of our outstanding Series A preferred stock have limitations on our ability to redeem or repurchase our common stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A preferred stock. These restrictions, together with the potentially dilutive impact of the common stock issuable upon conversion of the Series A preferred stock, described below, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so. For complete discussion and disclosure see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” presented elsewhere in this report.

Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share, and the potential issuances of equity securities may be dilutive to holders of our common stock.  The dividends declared on our outstanding preferred stock reduce the net income available to common stockholders and our earnings per common share. Our outstanding preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. In addition, to the extent shares of our Series A preferred stock are converted, or options to purchase common stock under our employee and director stock option plans are exercised, holders of our common stock will incur additional dilution. Further, if we sell additional equity or convertible debt securities, such sales could result in increased dilution to our stockholders.

The price of our common stock may be volatile or may decline.  The trading price of our common stock may fluctuate as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the past couple of years. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, and future sales of our equity or equity-related securities. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

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

We may experience difficulty in managing the loan portfolios acquired through FDIC-assisted acquisitions, which are within the limits of the loss protection provided by the FDIC.  The Bank entered into shared-loss agreements with the FDIC that covered most of UCB’s and all of WFIB’s loans and other real estate owned, respectively. East West Bank shares in the losses, beginning with the first dollar of loss occurred, of the loans (including single-family residential mortgage loans, commercial loans, foreclosed loan collateral and other real estate owned) covered (“covered loans”) under the shared-loss agreements. Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse East West Bank 80% of eligible losses with respect to covered loans. East West Bank has a corresponding obligation to reimburse the FDIC for 80%, of eligible recoveries with respect to covered loans.

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

The Bank owns the buildings and land at 31 of its retail branch offices. Three of these retail branch locations are either attached or adjacent to offices that are being used by the Bank to house various administrative departments. All other branch and administrative locations are leased by the Bank, with lease expiration dates ranging from 2013 to 2023, exclusive of renewal options.

The Company believes that its existing facilities are adequate for its present purposes. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

At December 31, 2012, the Bank’s consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $107.5 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2012 was $55.5 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $25.8 million during 2012.

ITEM 3.  LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with ASC 450, Contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “EWBC.” The following table sets forth the range of sales prices and dividend information for the Company’s common stock for the years ended December 31, 2012 and 2011.

	2012
	High	Low	Dividends
First quarter	$24.39	$19.58	$0.10 cash dividend
Second quarter	23.49	20.71	$0.10 cash dividend
Third quarter	24.10	20.97	$0.10 cash dividend
Fourth quarter	22.16	19.68	$0.10 cash dividend

	2011
	High	Low	Dividends
First quarter	$23.79	$19.30	$0.01 cash dividend
Second quarter	23.37	17.97	$0.05 cash dividend
Third quarter	20.65	14.31	$0.05 cash dividend
Fourth quarter	20.19	13.94	$0.05 cash dividend

The closing price of our common stock on January 31, 2013 was $23.45 per share, as reported by the NASDAQ Global Select Market.

As of January 31, 2013, 140,126,005 shares of the Company’s common stock were held by 2,704 stockholders of record.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to East West, see “Item 1. BUSINESS — Supervision and Regulation—Dividends and Other Transfers of Funds” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow” presented elsewhere in this report.

Stock Performance Graph

The following graph shows a comparison of stockholder return on the Company’s common stock based on the market price of the common stock assuming the reinvestment of dividends, with the cumulative total returns for the companies in the Standard & Poor’s 500 Index and the SNL Western Bank Index for the 5-year period beginning on December 31, 2007 through December 31, 2012.  This graph is historical only and may not be indicative of possible future performance of the Company’s common stock.  The information set forth under the heading “Stock Performance Graph” shall not be deemed “soliciting material” or to be “filed” with the Commission except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

Total Return Performance

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
East West Bancorp, Inc.	100.00	67.56	67.19	83.34	84.91	94.10
SNL Western Bank Index	100.00	63.00	79.68	91.68	93.61	108.59
SNL Bank and Thrift	100.00	57.51	56.74	63.34	49.25	66.14
S&P 500	100.00	97.37	89.41	101.31	91.53	115.50

Source: SNL Financial LC, Charlottesville, VA, (434) 977-1600, www.snl.com

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 19, 2012, it was announced that the Company’s Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company’s common stock. The Company completed the authorized repurchase program during the third quarter of 2012, repurchasing 9,068,105 shares at a total cost of $199.9 million. The following summarizes share repurchase activities during the fourth quarter of 2012:

Approximate
			Total Number	Dollar Value
			of Shares	in Millions of
	Total		Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs

October 31, 2012	—	$—	—	$—
November 30, 2012	—	—	—	—
December 31, 2012	—	—	—	—
Total	—	$—	—	$—

(1)          Excludes 42,807 shares surrendered due to employee tax liability and forfeitures of restricted stock awards, totaling $827 thousand, pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere in this report. Certain items in the consolidated balance sheet and the consolidated statements of income were reclassified for prior years to conform to the 2012 presentation. These reclassifications did not affect previously reported net income.

	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Summary of Operations
Interest and dividend income	$1,051,095	$1,080,448	$1,095,831	$722,818	$664,858
Interest expense	132,168	177,422	201,117	237,129	309,694
Net interest income	918,927	903,026	894,714	485,689	355,164
Provision for loan losses, excluding covered loans	60,168	92,584	195,934	528,666	226,000
Provision for loan losses on covered loans	5,016	2,422	4,225	—	—
Net interest income (loss) after provision for loan losses	853,743	808,020	694,555	(42,977)	129,164
Noninterest (loss) income (1)	(5,618)	10,924	39,270	390,953	(25,062)
Noninterest expense	422,533	435,610	477,916	243,254	201,270
Income (loss) before provision (benefit) for income taxes	425,592	383,334	255,909	104,722	(97,168)
Provision (benefit) for income taxes	143,942	138,100	91,345	22,714	(47,485)
Net income (loss) before extraordinary item	281,650	245,234	164,564	82,008	(49,683)
Extraordinary item, net of tax	—	—	—	(5,366)	—
Net income (loss)	$281,650	$245,234	$164,564	$76,642	$(49,683)
Preferred stock dividends, amortization of preferred stock discount, and inducement of preferred stock conversion	6,857	6,857	43,126	49,115	9,474
Net income (loss) available to common stockholders	$274,793	$238,377	$121,438	$27,527	$(59,157)

Per Common Share
Basic earnings (loss) per share	$1.92	$1.62	$0.88	$0.35	$(0.94)
Diluted earnings (loss) per share	$1.89	$1.60	$0.83	$0.33	$(0.94)
Common dividends per share	$0.40	$0.16	$0.04	$0.05	$0.40
Average number of shares outstanding, basic	141,457	147,093	137,478	78,770	62,673
Average number of shares outstanding, diluted	147,175	153,467	147,102	84,523	62,673

At Year End:
Total assets	$22,536,110	$21,968,667	$20,700,537	$20,559,212	$12,422,816
Loans receivable	11,710,190	10,061,788	8,430,199	8,218,671	8,069,377
Covered loans	2,935,595	3,923,142	4,800,876	5,598,155	—
Investment securities	2,607,029	3,072,578	2,875,941	2,564,081	2,162,511
Deposits	18,309,354	17,453,002	15,641,259	14,987,613	8,141,959
Securities sold under repurchase agreements	995,000	1,020,208	1,083,545	1,026,870	998,430
Stockholders’ equity	2,382,122	2,311,743	2,113,931	2,284,659	1,550,766

Common shares outstanding	140,294	149,328	148,543	109,963	63,746
Book value per common share	$16.39	$14.92	$13.67	$14.37	$16.92

Financial Ratios:
Return on average assets	1.29%	1.14%	0.82%	0.55%	(0.42)%
Return on average common equity	12.29	11.08	6.42	2.37	(5.41)
Return on average total equity	12.14	10.98	7.02	4.69	(3.99)
Common dividend payout ratio	20.96	10.02	4.57	13.03	N/A
Average stockholders’ equity to average assets	10.62	10.36	11.62	11.81	10.55
Net interest margin	4.63	4.66	5.05	3.76	3.19
Efficiency ratio (2)	42.34	43.04	47.51	43.85	45.94

Asset Quality Ratios:
Net chargeoffs to average non-covered loans	0.38%	1.16%	2.35%	5.69%	1.64%
Nonperforming assets to total assets	0.63	0.80	0.94	0.91	2.12
Allowance for loan losses to total gross non-covered loans	1.92	2.04	2.64	2.81	2.16

(1)                                         2012, 2011 and 2010 include other-than-temporary (“OTTI”) charges relating to investment securities of $99 thousand, $633 thousand and $16.7 million, respectively, and pre-tax gain on acquisition of $22.9 million and $471.0 million during 2010 and 2009, respectively.

(2)                                         Represents noninterest expense, excluding the amortization of intangibles, amortization and impairment write-downs of premiums on deposits acquired, impairment write-down on goodwill, amortization of investments in affordable housing partnerships and other investments, and prepayment penalties for FHLB advances and other borrowings, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding impairment write-downs on investment securities and other equity investments.

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

Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (i.e., Level 1, Level 2 and Level 3). Fair value determination requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

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

For broker prices obtained on certain investment securities that we believe are based on forced liquidation or distressed sale values in inactive markets, we individually examine these securities for the appropriate valuation methodology based on a combination of the market approach reflecting current broker prices and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes assumptions using an exit price approach related to the implied rate of return which have been adjusted for general change in market rates, estimated changes in credit risk and liquidity risk premium, specific nonperformance and default experience in the collateral underlying the security. The values resulting from each approach (i.e. market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market.

We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment to our investment securities. If we determine that a decline in fair value is other-than-temporary, a credit-related impairment loss is recognized in current earnings. Noncredit-related impairment losses are charged to other comprehensive income, to the extent we intend to hold the security until recovery. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors are examined to assess impairment which include the nature of the investments, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We take into consideration the financial resources, intent and the overall ability of the Company to hold the securities until their fair values recover. Investment securities are discussed in more detail in Note 5 to the Company’s consolidated financial statements presented elsewhere in this report.

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

Under ASC 310-30, the excess of the expected cash flows at acquisition over the recorded investment is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the expected cash flows is considered to be the nonaccretable difference. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of the fair value that are probable are recorded as an adjustment to the accretable difference on a prospective basis. Any subsequent decreases in cash flow over those expected at purchase date that are probable are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

The majority of the loans acquired in the FDIC-assisted acquisitions of WFIB and UCB are included in the FDIC shared-loss agreements and are referred to as covered loans. Covered loans are reported exclusive of the expected cash flow reimbursements from the FDIC. At the date of acquisition, all covered loans were accounted for under ASC 805 and ASC 310-30.

FDIC Indemnification Asset

In conjunction with the FDIC-assisted acquisitions of WFIB and UCB, the Bank entered into shared-loss agreements with the FDIC for amounts receivable covered by the shared-loss agreements. At the date of the acquisition the Company elected to account for amounts receivable under the shared-loss agreements as an indemnification asset in accordance with ASC 805. Subsequent to the acquisition the indemnification asset is tied to the loss in the covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreements. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Over the life of the FDIC indemnification asset, increases and decreases are recorded as adjustments to noninterest income. In December 2010, the bank lowered the credit discount on the UCB covered loan portfolio as the credit quality was performing better than originally estimated. By lowering the credit discount, interest income will increase over the life of the loans. Correspondingly, with the lowered credit discount, the expected reimbursement from the FDIC under the loss sharing agreement will decrease, resulting in amortization on the FDIC indemnification asset which is recorded as a charge to noninterest income.

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

For a detailed discussion of our allowance for loan loss methodology see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Allowance for Loan Losses” presented elsewhere in this report. As we add new products, increase the complexity of our loan portfolio, and expand our geographic coverage, we continue to enhance our methodology to keep pace with the size and complexity of the loan portfolio and the changing credit environment. Changes in any of the factors cited above could have a significant impact on the loan loss calculation. We believe that our methodologies continue to be appropriate given our size and level of complexity. This discussion should also be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere in this report. See Note 8 to the Company’s consolidated financial statements.

Goodwill Impairment

Under ASC 350, Intangibles—Goodwill and Other, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company’s two major operating segments identified in Note 24 to the Company’s consolidated financial statements presented elsewhere in this report). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. In order to determine the fair value of the reporting units, a combined income approach and market approach was used. Under the income approach, the Company provided a net income projection and a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. Under the combined income and market approach, the value from each approach was appropriately weighted to determine the fair value. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. For complete discussion and disclosure see Note 12 to the Company’s consolidated financial statements presented elsewhere in this report.

Share-Based Compensation

We account for share-based awards to employees, officers, and directors in accordance with the provisions of ASC 505, Equity, and ASC 718, Compensation—Stock Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

We grant nonqualified stock options and restricted stock, which include a service condition for vesting. Additionally, some of our stock awards include a company financial performance requirement for vesting. The stock option awards generally vest in one to four years from the grant date, while the restricted stock awards generally vest in three to five years from the date of grant. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

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

As share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and are reviewed annually for reasonableness. If the estimated forfeitures are revised, a cumulative effect of a change in estimated forfeitures for current and prior periods are recognized in compensation cost in the period of change. Share-based compensation is discussed in more detail in Notes 1 and 20 to the Company’s consolidated financial statements presented elsewhere in this report.

Overview

The Company increased net income each consecutive quarter of 2012. For the full year 2012, net income totaled a record $281.7 million, a 15% or $36.5 million increase from $245.2 million in 2011 and earnings per share totaled $1.89, an increase of 18% from $1.60 for full year 2011. Capital levels for the Company remain high. As of December 31, 2012, the Company’s Tier 1 risk-based capital and total risk-based ratios were 14.8% and 16.1%, respectively, over $800 million greater than the well capitalized requirements of 6% and 10%, respectively. Total deposits grew to a record $18.3 billion, a 5% or $856.4 million increase during the full year 2012. Core deposits grew to a record $12.2 billion, an increase of 18% or $1.9 billion year to date.

Total non-covered loans, excluding loans held for sale, grew to a record $12.0 billion, an increase of 16% or $1.7 billion during the full year 2012. The growth in non-covered loans was fueled by strong growth in commercial and trade finance loans and single-family real estate loans. Total loans receivable including non-covered loans, loans held for sale and loans covered under loss-share agreements grew to a record $15.1 billion, an increase of 4% or $578.6 million during the full year 2012.

Net covered loans totaled $2.9 billion as of December 31, 2012, a decrease of $987.5 million or 25% from December 31, 2011. The decrease in the covered loan portfolio was primarily due to payoffs and paydown activity, as well as charge-offs.

The covered loan portfolio is comprised of loans acquired from the FDIC-assisted acquisitions of UCB and WFIB which are covered under loss-share agreements with the FDIC. For the full year 2012, we recorded a net decrease in the FDIC indemnification asset and receivable included in noninterest (loss)/income of ($122.3) million, largely due to continued improved credit performance of the UCB portfolio as compared to our original estimate.

The Company reported total noninterest loss for the full year 2012 of ($5.6) million, a decrease from noninterest income of $10.9 million as compared to 2011. The decrease in noninterest (loss)/income from the prior year was primarily attributable to an increase in the net reduction of the FDIC indemnification asset and FDIC receivable.

Noninterest expense totaled $422.5 million for the full year 2012, a decrease of 3% or $13.1 million as compared to 2011. The decrease was a result of decreases in other real estate owned expenses of 45% or $18.1 million, deposit insurance premium of 31% or $6.4 million and loan related expense of 23% or $4.4 million, partially offset by an increase in compensation and employee benefits expense of 7% or $11.3 million.

As a result of continued credit quality improvement, nonperforming assets as of December 31, 2012, decreased to $141.0 million, a decrease of 19% or $34.0 million from prior year. The provision for loan losses for non-covered loans decreased 35% to $60.2 million for the full year 2012 as compared to the prior year. Additionally, nonaccrual loans, excluding covered loans, totaled $108.1 million or 0.72% of total loans as of December 31, 2012.

For the full year 2012, the Company repurchased 6% or 9.1 million shares of our common stock for a total cost of $199.9 million. Additionally, the Company increased the common stock dividend rate 100% to $0.40 per year.

In light of this commitment to our shareholders, our excellent capital levels and strong financial performance, the Company’s Board of Directors has approved an increase in our quarterly common stock cash dividend to $0.15 per share from $0.10 per share. Further, the Board also authorized a new stock repurchase program in January 2013, to buy back up to $200.0 million of the Company’s common stock.

Results of Operations

Net income for 2012 totaled $281.7 million, compared with a net income of $245.2 million for 2011 and $164.6 million in 2010.

Table 1: Components of Net Income

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net interest income	$918.9	$903.0	$894.7
Provision for loan losses, excluding covered loans	(60.2)	(92.6)	(195.9)
Provision for loan losses on covered loans	(5.0)	(2.4)	(4.2)
Noninterest (loss) income	(5.6)	10.9	39.3
Noninterest expense	(422.5)	(435.6)	(477.9)
Provision for income taxes	(143.9)	(138.1)	(91.3)
Net income	$281.7	$245.2	$164.6

Return on average total assets	1.29%	1.14%	0.82%

Return on average common equity	12.29%	11.08%	6.42%

Return on average total equity	12.14%	10.98%	7.02%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income in 2012 totaled $918.9 million, a 2% increase over net interest income of $903.0 million in 2011. Comparing 2011 to 2010, net interest income increased 1% to $903.0 million, as compared to $894.7 million in 2010.

Net interest margin, defined as net interest income divided by average earning assets, decreased 3 basis points to 4.63% during 2012, from 4.66% during 2011.  Although the low interest rate environment reduced our loan and investment securities yields in 2012 as compared to 2011, actions were taken throughout the year to reduce deposit and borrowing costs. During 2012 and 2011, our covered loan yield was positively impacted by the accretion from the covered loans under ASC 310-30. Comparing 2011 to 2010 our net interest margin decreased by 39 basis points to 4.66% during 2011, compared to 5.05% during 2010.

The following table presents the interest rate spread, net interest margin, average balances, interest income and expense, and the average yield rates by asset and liability component for the years ended December 31, 2012, 2011 and 2010:

Table 2: Summary of Selected Financial Data

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:	-
Due from banks and short-term investments	$1,457,153	$22,316	1.53%	$1,018,490	$22,575	2.22%	$828,039	$9,634	1.16%
Securities purchased under resale agreements	1,267,284	20,392	1.61%	1,023,043	19,216	1.88%	529,817	14,208	2.64%
Investment securities (1)(2)	2,475,489	58,184	2.35%	3,116,671	89,469	2.87%	2,439,034	70,052	2.87%
Loans receivable (1)(3)	11,023,745	515,378	4.68%	9,668,106	478,724	4.95%	8,634,283	479,451	5.55%
Loans receivable - covered (1)	3,445,693	430,152	12.48%	4,369,320	467,074	10.69%	5,074,631	519,138	10.23%
FHLB and FRB stock	171,816	4,673	2.72%	197,774	3,390	1.71%	219,710	3,348	1.52%
Total interest-earning assets	$19,841,180	$1,051,095	5.30%	$19,393,404	$1,080,448	5.57%	$17,725,514	$1,095,831	6.18%

Noninterest-earning assets:
Cash and cash equivalents	255,975			271,393			365,041
Allowance for loan losses	(228,355)			(228,160)			(252,318)
Other assets	1,961,743			2,136,484			2,339,872
Total assets	$21,830,543			$21,573,121			$20,178,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$1,059,517	$3,163	0.30%	$854,079	$3,009	0.35%	$677,529	$2,349	0.35%
Money market accounts	4,883,413	16,984	0.35%	4,429,567	20,610	0.47%	3,974,936	29,514	0.74%
Savings deposits	1,267,059	2,795	0.22%	1,045,546	2,988	0.29%	967,953	3,986	0.41%
Time deposits	6,435,102	52,953	0.82%	7,423,695	80,503	1.08%	6,851,461	80,888	1.18%
Federal funds purchased and other borrowings	2,975	4	0.14%	16,684	458	2.75%	52,183	2,326	4.46%
FHLB advances	385,644	6,248	1.62%	679,630	15,461	2.27%	1,324,709	26,641	2.01%
Securities sold under repurchase agreements	997,938	46,166	4.63%	1,051,844	48,561	4.62%	1,047,090	48,993	4.61%
Long-term debt	183,285	3,855	2.10%	226,808	5,832	2.57%	235,570	6,420	2.69%
Total interest-bearing liabilities	$15,214,933	$132,168	0.87%	$15,727,853	$177,422	1.13%	$15,131,431	$201,117	1.33%
Noninterest-bearing liabilities:
Demand deposits	3,902,534			3,087,777			2,418,816
Other liabilities	393,948			523,529			282,284
Stockholders’ equity	2,319,128			2,233,962			2,345,578
Total liabilities and stockholders’ equity	$21,830,543			$21,573,121			$20,178,109
Interest rate spread			4.43%			4.44%			4.85%

Net interest income and net interest margin		$918,927	4.63%		$903,026	4.66%		$894,714	5.05%

(1)

Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling $(8.0) million, $6.3 million, and $9.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Also includes the net (amortization) of deferred loan fees and cost totaling ($16.2) million, ($13.1) million, and ($7.4) million for the years ended December 31, 2012, 2011 and 2010.

(2)	Average balances exclude unrealized gains or losses on available-for-sale securities.

(3)	Average balances include nonperforming loans.

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

Table 3: Analysis of Changes in Net Interest Income

	Year Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Due from banks and short-term investments	$(259)	$7,973	$(8,232)	$12,941	$2,622	$10,319
Securities purchased under resale agreements	1,176	4,177	(3,001)	5,008	10,229	(5,221)
Investment securities	(31,285)	(16,633)	(14,652)	19,417	19,453	(36)
Loans receivable	36,654	64,445	(27,791)	(727)	54,143	(54,870)
Loan receivable — covered	(36,922)	(107,971)	71,049	(52,064)	(74,604)	22,540
FHLB and FRB stock	1,283	(493)	1,776	42	(353)	395
Total interest and dividend income	$(29,353)	$(48,502)	$19,149	$(15,383)	$11,490	$(26,873)

INTEREST-BEARING LIABILITIES:
Checking accounts	$154	$656	$(502)	$660	$621	$39
Money market accounts	(3,626)	1,958	(5,584)	(8,904)	3,080	(11,984)
Savings deposits	(193)	564	(757)	(998)	299	(1,297)
Time deposits	(27,550)	(9,801)	(17,749)	(385)	6,477	(6,862)
Federal funds purchased and other borrowings	(454)	(210)	(244)	(1,868)	(1,411)	(457)
FHLB advances	(9,213)	(5,532)	(3,681)	(11,180)	(14,314)	3,134
Securities sold under repurchase agreements	(2,395)	(2,494)	99	(432)	222	(654)
Long-term debt	(1,977)	(1,015)	(962)	(588)	(233)	(355)
Total interest expense	$(45,254)	$(15,874)	$(29,380)	$(23,695)	$(5,259)	$(18,436)
CHANGE IN NET INTEREST INCOME	$15,901	$(32,628)	$48,529	$8,312	$16,749	$(8,437)

(1)                    Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The provision for loan losses on non-covered loans and covered loans amounted to $60.2 million and $5.0 million for 2012, as compared to $92.6 million and $2.4 million for 2011 and $195.9 million and $4.2 million for 2010, respectively. Throughout 2012, the Company continued to proactively manage credit, resulting in improvements in key asset quality metrics. Total non-covered net charge-offs amounted to $42.2 million or 0.38% of the average non-covered loans during 2012. This compares to $112.1 million or 1.16% of the average non-covered loans during 2011. Total net charge-offs for covered loans amounted to $6.5 million during 2012. No net charge-offs on covered loans were recorded in 2011. The decrease in non-covered net charge-offs in 2012 was primarily due to the credit quality improvement. However, the non-covered allowance for loan losses on commercial and industrial, commercial real estate and consumer portfolio did increase which is commensurate with the increases in these portfolios. We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of our loan portfolio to minimize and mitigate potential losses. Also during the year we had note sale proceeds of $12.8 million on notes with a carrying value of $14.3 million. $1.0 million in loans were originated to facilitate sales of loans; the remaining difference between the carrying value and the sale amount was charged against the allowance for loan losses.

Comparing 2011 to 2010, the decrease in loan loss provisions during 2011 reflects decreased charge-off levels as a result of the credit quality improvement. However, the allowance for loan losses on commercial and residential loans did increase which is commensurate with the increases in these portfolios.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest (Loss) Income

Table 4: Components of Noninterest (Loss) Income

	2012	2011	2010
		(In millions)
Branch fees	$33.60	$33.78	$32.63
Net gain on sales of loans	17.04	20.19	18.51
Letters of credit fees and commissions	19.10	14.00	11.82
Net gain on sales of investment securities	0.76	9.70	31.24
Foreign exchange income	7.17	9.14	3.17
Ancillary loan fees	8.83	8.35	8.53
Income from life insurance policies	4.01	4.03	4.08
Gain (loss) on sale of fixed assets	4.27	2.27	(0.19)
Other operating income	21.95	10.23	6.49
Fee and Other Operating Income	116.73	111.69	116.28
Gain on acquisition	—	—	22.87
Impairment writedown on investment securities	(0.10)	(0.63)	(16.67)
Decrease in FDIC indemnification asset and receivable	(122.25)	(100.14)	(83.21)
Total	$(5.62)	$10.92	$39.27

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

Noninterest loss amounted to $5.6 million for 2012 as compared to noninterest income of $10.9 million for 2011. Total fee and other operating income increased slightly to $116.7 million during 2012, compared with $111.7 million for the corresponding period in 2011. The $99 thousand and $633 thousand impairment charges recorded during 2012 and 2011, respectively, were related to credit-related impairment loss on our trust preferred securities.

Branch fees totaled $33.6 million in 2012, compared to $33.8 million earned in 2011. The majority of branch fees are earned from commercial demand deposit analysis services fees, non-sufficient funds fees and wire fee income.

The net gain on sales of loans of $17.0 million in 2012 was mainly due to the sale of $311.8 million and $24.9 million of government guaranteed student loans and SBA loans, respectively.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 36% to $19.1 million in 2012, from $14.0 million in 2011. The increase in letters of credit fees and commissions was primarily due to the increase in the volume of trade finance loans during 2012 relative to 2011.

Net gain on sales of investment securities available-for-sale decreased to $757 thousand during 2012 compared with $9.7 million in 2011. During 2012, the Company reassessed the available for sale securities portfolio and elected to sell certain securities to reduce the exposure to specific industries within the corporate debt portfolio, thus creating an overall lower net gain

Foreign exchange income decreased to $7.2 million during 2012 compared with $9.1 million in 2011. This primarily represents the gain on our foreign exchange transactions.

Net gain on sales of fixed assets increased to $4.3 million in 2012 compared to $2.3 million in 2011, the increase was primarily due to the sale of a building for $20.0 million which was acquired through the UCB acquisition.

Other operating income, which includes insurance commissions and insurance related service fees, rental income, and other miscellaneous income, increased to $22.0 million in 2012, compared to $10.2 million in 2011.  The increase was primarily due to the $8.4 million increase in derivative income during 2012.

Comparing 2011 to 2010, our recorded noninterest income was $10.9 million and $39.3 million, respectively. Total fee and other operating income slightly decreased to $111.7 million during 2011, compared with $116.3 million for the corresponding period in 2010. The reduction of the FDIC indemnification asset and receivable increased to ($100.1) million for 2011, as compared to ($83.2) million for 2010.

Noninterest Expense

Table 5: Components of Noninterest Expense

	2012	2011	2010
		(In millions)
Compensation and employee benefits	$171.37	$160.09	$170.05
Occupancy and equipment expense	55.48	50.08	52.07
Amortization of investments in affordable housing partnerships and other investments	18.06	17.32	10.03
Amortization of premiums on deposits acquired	10.91	12.33	13.28
Deposit insurance premiums and regulatory assessments	14.13	20.53	25.20
Loan related expense	14.99	19.38	21.07
Other real estate owned expense	22.35	40.44	61.57
Legal expense	25.44	21.33	19.58
Prepayment penalty for FHLB advances and other borrowings	6.86	12.28	13.83
Data processing	9.23	8.60	10.62
Deposit-related expenses	6.01	5.70	4.75
Consulting expense	7.98	7.15	7.99
Other operating expenses	59.72	60.38	67.88
Total noninterest expense	$422.53	$435.61	$477.92
Efficiency Ratio (1)	42.34%	43.04%	47.51%

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

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses decreased 3% to $422.5 million during 2012, compared to $435.6 million during 2011. Total noninterest expense for 2012 and 2011 included $27.2 million and $43.9 million, respectively, which is reimbursable by the FDIC within the loss share agreements. 80% of these amounts are included in noninterest income, resulting in a net impact to income of 20%.

Compensation and employee benefits increased 7% to $171.4 million in 2012, compared to $160.1 million in 2011. The increase is primarily due to the overall increase in the cost of compensation. Occupancy and equipment expenses increased 11% to $55.5 million during 2012, compared with $50.1 million during 2011. The increase is mostly due to onetime costs of new offices and new branches, and some consolidation of existing branches.

The amortization of affordable housing partnerships investments and other investments increased to $18.1 million in 2012, from $17.3 million in 2011.  The total of these investments as of December 31, 2012 was $231.5 million, an increase from $194.1 million at December 31, 2011.

The amortization of premiums on deposits acquired decreased 12% to $10.9 million during 2012, compared with $12.3 million in 2011. The decrease is primarily due to the full amortization of specific core deposit premiums during 2012 that were acquired through previous acquisitions.

Deposit insurance premiums and regulatory assessments decreased to $14.1 million during 2012, compared with $20.5 million in 2011. The decrease in deposit insurance premiums and regulatory assessments during 2012 is primarily due to a decrease in the assessment base and assessment rate.

Loan-related expenses decreased to $15.0 million in 2012, compared to $19.4 million in 2011. The $15.0 million in loan-related expenses in 2012 includes $8.2 million of expenses that are covered under the FDIC shared-loss agreements.

We recorded OREO expenses, net of OREO revenues and gains, totaling $22.4 million during 2012, compared with $40.4 million during 2011. As of December 31, 2012, total net non-covered OREO amounted to $32.9 million, compared to $29.4 million as of December 31, 2011. The $22.4 million in total OREO expenses during 2012 is comprised of $12.0 million in various operating and maintenance expenses related to our OREO properties, $16.0 million in valuation losses, and $5.7 million in net OREO gains from the sale of 146 OREO properties consummated in 2012. Net covered OREO amounted to $26.8 million and $63.6 million as of December 31, 2012 and 2011, respectively. The $22.4 million in total OREO expenses for 2012 includes $7.2 million of expenses that are covered under the FDIC shared-loss agreements. The $40.4 million in total OREO expenses for 2011 includes $24.9 million of expenses that are covered under the FDIC shared-loss agreements.

Deposit-related expenses increased 5% to $6.0 million during 2012, compared with $5.7 million during 2011. Deposit-related expenses represent various business-related expenses paid by the Bank on behalf of its commercial account customers.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, other professional fees, and charitable contributions. Other operating expenses decreased 1% to $59.7 million in 2012, compared with $60.4 million in 2011.

Comparing 2011 to 2010, noninterest expense decreased $42.3 million, or 9%, to $435.6 million. The decrease is comprised primarily of the following: (1) compensation and employee benefits totaling $160.1 million during 2011, compared with $170.1 million during 2010; (2) OREO expenses, net of OREO revenues and gains, totaling $40.4 million during 2011, compared with $61.6 million during 2010. The $40.4 million in total OREO expenses incurred during 2011 is comprised of $13.7 million in various operating and maintenance expenses related to our OREO properties, $29.2 million in valuation losses, and $2.5 million in net OREO losses from the sale of 214 OREO properties consummated in 2011; (3) a decrease in other operating expenses of $7.5 million, or 11%; and (4) a decrease in deposit insurance premiums and regulatory assessments expense of $4.7 million or 19%.

The Company’s efficiency ratio decreased to 42.34% in 2012 compared to 43.04% in 2011 and 47.51% in 2010. Comparing 2012 to 2011, the decrease in our efficiency ratio can be attributed to expense reduction, most significantly a reduction of expenses associated with credit including OREO/ foreclosure transactions, and loan related expenses.

Income Taxes

The provision for income taxes was $143.9 million in 2012, representing an effective tax rate of 33.8%, compared to $138.1 million, representing an effective tax rate of 36.0% and $91.3 million, representing an effective tax rate of 35.7% for 2011 and 2010, respectively. The lower effective tax rate is mainly due to the additional tax benefit from affordable housing investments and the California enterprise zone net interest deduction. Included in the income tax recognized during 2012, 2011 and 2010 are $18.7 million, $11.1 million and $12.4 million, respectively, in tax credits generated from our investments in affordable housing partnerships and other investments.

During the second quarter of 2012, the company closed its audits for the years 2000 through 2002 with the California Franchise Tax Board and received a settlement refund of $3.0 million related to various refund claims and other previously pending matters under review. During 2012, the Company also finalized the Internal Revenue Service examination for the 2010 tax year with no material changes.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. Based on the available evidence, Management has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state net operating loss carryforwards. Accordingly, a valuation allowance has been recorded for these amounts.

As of December 31, 2012, the Company had a net deferred tax asset of $185.7 million.

Operating Segment Results

We define our operating segments based on our core strategy and we have three operating segments: Retail Banking, Commercial Banking and Other.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial and industrial, and commercial real estate relationships, primarily generates these loans through the efforts of the commercial lending offices located in the Bank’s production offices in California, New York, Texas, and the New England region, among others. Furthermore, the Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the former Treasury segment and eliminations of intersegment amounts have been aggregated and included in “Other.”

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

For more information about our segments, including information about the underlying accounting and reporting process, see Note 24 to the Company’s consolidated financial statements presented elsewhere in this report.

Retail Banking

The Retail Banking segment reported a pretax income of $74.8 million during 2012, compared to a pretax income of $102.2 million for 2011. Earnings declined from the prior year mainly due to a decrease in net interest income, partially offset by a reduction in noninterest expense.

Net interest income for this segment decreased $37.8 million, or 10%, from $381.5 million in 2011 to $343.7 million in 2012. The decrease in net interest income was attributable to a combination of an extended lower interest rate environment and a flattening yield curve.

Noninterest income for this segment declined $0.8 million, or 4%, to $17.7 million from $18.5 million in 2011. The decrease was primarily due to reductions in branch and loan related fees and income from secondary market activities, offset by a lower reduction of FDIC indemnification asset and receivable.

Noninterest expense for this segment decreased $14.9 million, or 7%, from $203.9 million in 2011 to $189.0 million in 2012. The decrease in noninterest expense was primarily due to decreases in FDIC deposit insurance premiums, amortization of intangibles, and promotion and advertising expenses, offset by an increase in OREO-related expenses.

Comparing 2011 to 2010, the Retail Banking segment reported a pre-tax profit of $102.2 million, up from a pre-tax loss of $5.0 million in 2010.  The improvement was largely driven by an increase in net interest income and decreases in loan loss provisions and noninterest expense, offset by a reduction in noninterest income. The $43.1 million increase in net interest income for 2011 was attributable to the lower cost of funds on deposits and an increase in the mortgage portfolio as well as an increase in the disposal activity in the covered loan portfolio, partially offset by lower loan yields from the extended low interest rate environment. Noninterest income decreased $9.0 million to $18.5 million primarily due to a higher net reduction from the FDIC indemnification asset and receivable, offset by an increase in branch fee income. Noninterest expense from this segment decreased $28.5 million to $203.9 million in 2011. The decline was mostly due to decreases in OREO and loan related expenses, compensation and employee benefits, and FDIC deposit insurance premiums.

Commercial Banking

The Commercial Banking segment reported pre-tax income of $266.2 million for 2012 compared to $227.8 million for 2011. The increase was due to an increase in net interest income, a reduction in provision for loan losses, and noninterest expense, partially offset by a larger noninterest loss.

Net interest income for this segment increased $28.1 million, or 6%, to $488.3 million for 2012, compared to $460.2 million in 2011. The increase in net interest income was primarily due to higher levels of disposal activity in the covered loan portfolio.  The net interest income was also adversely impacted by the extended low interest rate environment.

Noninterest loss for this segment totaled $34.3 million, a 57% greater loss as, compared to a loss of $21.9 million for 2011. The increase in loss for this segment was primarily driven by a larger decrease in the FDIC indemnification asset and receivable, partially offset by increases in loan-related fee income, and swap income.

Noninterest expense for this segment decreased $1.2 million, or 1%, to $132.6 million in 2012, compared to $133.8 million for 2011. The decrease in noninterest expense was largely attributed to declines in OREO-related expenses and loan related expenses, offset by increases in compensation and employee benefits, legal, and occupancy expenses.

Comparing 2011 to 2010, the Commercial Banking segment reported a pre-tax income of $227.8 million, up from $157.9 million for 2010.  The increase in profit was the result of reductions in loan loss provision, noninterest loss, and noninterest expenses, partially offset by a decrease in net interest income. The lower net interest income was primarily impacted by the disposal activity on the covered loan portfolio and lower interest rates on loans. The reduction in noninterest loss was due to higher loan fees, swap income, and foreign exchange fee income offset by a higher reduction from FDIC indemnification asset and receivable. The decrease in noninterest expense in 2011 was attributed to decreases in OREO and loan related expenses and FDIC deposit insurance premiums, offset by an increase in compensation and employee benefits.

Other

The Other segment reported pre-tax income of $84.6 million for 2012 compared to $53.4 million for 2011, an increase of $31.2 million, or 59%. Net interest income increased $25.5 million, or 42%, to $86.9 million for 2012 compared to $61.4 million for 2011. As this segment includes the treasury function, which is responsible for the liquidity and interest rate risk management of the Bank, it bears the cost of beneficial and adverse movements in interest rates affecting our net interest margin and supports the Retail Banking and Commercial Banking segments through funds transfer pricing.

Noninterest income totaled $11.0 million for 2012, a $3.3 million, or 23% reduction, compared to $14.3 million recorded in 2011. This reduction was primarily due to a lower net gain on sales of investments, partially offset by a larger net gain on sales of fixed assets.

Noninterest expense for this segment increased $3.0 million, or 3%, to $100.9 million in 2012 compared to $97.9 million in 2011. The increase was primarily due to higher compensation and employee benefits and occupancy expenses, partially offset by reductions in legal expenses and prepayment penalties on FHLB advances.

Comparing 2011 to 2010, the Other segment reported a pre-tax income of $53.4 million compared to an income of $103.0 million in the prior year, a decline of $49.6 million or 48%. This was primarily due to decreases in net interest income and noninterest income, partially offset by a reduction in noninterest expense. Net interest income for 2011 decreased to $61.4 million compared to $63.3 million in 2010. Reduction in noninterest income of $23.4 million was primarily due to the gain on acquisition in 2010 as well as a higher gain on sales of investments in 2010, offset by a decrease of impairment on investment securities. Noninterest expense decreased $5.7 million mainly from a reduction in compensation and employee benefits, partially offset by increases from amortization of investments in affordable housing partnerships.

Balance Sheet Analysis

Total assets increased $567.4 million, or 3%, to $22.54 billion as of December 31, 2012. The increase is comprised predominantly of increases in securities purchased under resale agreements of $663.6 million and net loans receivable of $660.9 million offset by decreases in investment securities available-for-sale of $465.5 million, FDIC indemnification asset and receivable of $194.8 million and loans held for sale of $104.3 million. The increase in total assets was funded primarily through increases in deposits of $856.4 million.

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income or loss, net of tax, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of December 31, 2012 and December 31, 2011.

Total investment securities available-for-sale decreased 15% to $2.61 billion as of December 31, 2012, compared with $3.07 billion at December 31, 2011. As of December 31, 2012, the investment portfolio had a net unrealized gain of $8.0 million as compared to a net unrealized loss of $60.4 million as of December 31, 2011. Within the portfolio, all categories by security type were in a net unrealized gain position except for corporate debt. During 2012, total repayments/maturities and proceeds from sales of investment securities amounted to $1.12 billion and $1.23 billion, respectively. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $1.84 billion. We recorded net gains totaling $757 thousand and $9.7 million on sales of investment securities during 2012 and 2011, respectively. At December 31, 2012, investment securities available-for-sale with a par value of $1.78 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, FRB discount window, and for other purposes required or permitted by law.

The corporate debt securities portfolio was reduced by $912.8 million during 2012 primarily due to the sales stated above. During 2012, the Company reassessed the investment portfolio and elected to sell these securities to reduce the exposure to specific industries within the corporate debt securities portfolio. For the remainder of the corporate debt securities portfolio held as of December 31, 2012, the Company has the intent and ability to hold these securities and it is not more likely than not that the Company will be required to sell the securities before it recovers the cost basis of its investment.

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

The fair values of the investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities. The Company performs a monthly analysis on the pricing service quotes and the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed that are based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from the third party is adjusted accordingly.

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

There were 13 individual securities that have been in a continuous unrealized loss position for twelve months or longer as of December 31, 2012. These securities are comprised of 8 investment grade debt securities and with a total fair value of $182.7 million and 5 positions in trust preferred securities with a total fair value of $12.6 million. The Company recorded other-than-temporary impairment losses in 2012 of $99 thousand on our portfolio of trust preferred securities.

The majority of unrealized losses in the available-for-sale portfolio at December 31, 2012 are related to investment grade corporate debt securities that have been in a continuous loss position for more than twelve months. As of December 31, 2012, the Company had $412.0 million in investment grade corporate debt securities available-for-sale, representing approximately 16% of the total investment securities available-for-sale portfolio.

For complete discussion and disclosure see Note 5 to the Company’s consolidated financial statements presented elsewhere in this report.

The following table sets forth certain information regarding the fair values of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at December 31, 2012.

Table 6: Yields and Maturities of Investment Securities

			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of December 31, 2012
Available-for-sale
U.S. Treasury securities	$10,037	0.23%	$450,640	0.39%	$—	—%	$—	—%	$460,677	0.38%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	165,607	0.91%	32,248	1.26%	—	—%	—	—%	$197,855	0.97%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	550	2.64%	165,138	2.94%	14,977	3.85%	$180,665	3.01%
Residential mortgage-backed securities	—	—%	—	—%	10,830	1.55%	1,133,255	2.00%	$1,144,085	2.00%
Municipal securities	6,022	4.55%	17,717	2.34%	128,451	2.59%	14,903	3.89%	$167,093	2.75%
Other commercial mortgage-backed securities:
Investment grade	—	—%	—	—%	17,084	3.22%	—	—%	$17,084	3.22%
Non-investment grade	—	—%	—	—%	—	—%	—	—%	$—	—%
Corporate debt securities:
Investment grade	1,245	3.57%	35,001	2.11%	293,806	2.62%	81,931	1.87%	$411,983	2.44%
Non-investment grade	11,850	2.52%	—	—%	—	—%	5,567	5.14%	$17,417	3.41%
Other securities	10,170	1.06%	—	—%	—	—%	—	—%	10,170	1.06%
Total investment securities available-for-sale	$204,931		$536,156		$615,309		$1,250,633		$2,607,029

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

Table 7: Composition of Covered Loan Portfolio

	December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
Residential single-family	$362,345	10.5%	$442,732	9.4%
Residential multifamily	647,440	18.8%	918,941	19.5%
Commercial and industrial real estate	1,348,556	39.1%	1,773,760	37.6%
Construction and land	417,631	12.1%	653,045	13.8%
Total real estate loans	$2,775,972	80.5%	$3,788,478	80.3%
Other loans:
Commercial business	$587,333	17.0%	$831,762	17.6%
Other consumer	87,651	2.5%	97,844	2.1%
Total other loans	$674,984	19.5%	$929,606	19.7%
Total principal balance	$3,450,956	100.0%	$4,718,084	100.0%
Covered discount	(510,208)		(788,295)
Allowance on covered loans	(5,153)		(6,647)
Total covered loans, net	$2,935,595		$3,923,142

FDIC Indemnification Asset

The FDIC indemnification asset represents the present value of the amounts the Company expects to receive from the FDIC under the shared-loss agreements. The difference between the present value of undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset was $316.3 million as of December 31, 2012, compared to $511.1 million as of December 31, 2011. For the years ended December 31, 2012 and 2011, the Company recorded $33.8 million and $59.9 million, respectively, of amortization in line with the improved accretable yield as discussed in Note 7 presented elsewhere in this report. The Company also recorded a $144.0 million and $210.4 million reduction for the years ended December 31, 2012 and 2011, respectively, to the FDIC indemnification asset and recorded the adjustment to noninterest income (loss).  The reduction in both years is primarily the result of covered loan payoffs.  As these covered loans are removed from their respective pools, the Company records a proportional amount of accretable yield into interest income. Correspondingly, the Company removes the indemnification asset associated with those removed loans and the adjustments are recorded into noninterest income.  Additionally, during 2012 and 2011, respectively, $17.0 million and $3.6 million were recorded as the increase in the estimate of liability owed to the FDIC at the completion of the FDIC loss share agreements.

FDIC Receivable

As of December 31, 2012 and 2011, the FDIC loss-sharing receivable was $73.1 million and $76.6 million, respectively. This receivable represents 80% of reimbursable amounts from the FDIC, under the loss-sharing agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan-related expenses and OREO-related expenses. 100% of the loan-related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the consolidated balance sheet.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 7 to the Company’s consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, student loans, and other consumer loans. Net non-covered loans receivable increased $1.54 billion, or 15%, to $11.88 billion at December 31, 2012.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

Table 8: Composition of Loan Portfolio

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$2,187,323	18.3%	$1,796,635	17.5%	$1,119,024	12.8%	$930,392	10.9%	$491,315	6.0%
Multifamily	900,708	7.5%	933,168	9.1%	974,745	11.2%	1,022,383	12.0%	677,989	8.2%
Total residential	$3,088,031	25.8%	$2,729,803	26.6%	$2,093,769	24.0%	$1,952,775	22.9%	$1,169,304	14.2%
Commercial Real Estate (“CRE”):
Income producing	$3,644,035	30.5%	$3,487,866	33.8%	$3,392,984	39.0%	$3,606,178	42.5%	$3,472,000	42.1%
Construction	121,589	1.0%	171,410	1.7%	278,047	3.2%	455,142	5.4%	1,260,724	15.3%
Land	129,071	1.1%	173,089	1.7%	235,707	2.7%	358,444	4.2%	576,564	7.0%
Total CRE	$3,894,695	32.6%	$3,832,365	37.2%	$3,906,738	44.9%	$4,419,764	52.1%	$5,309,288	64.4%
Commercial and Industrial (“C&I”):
Commercial business	$3,569,388	29.8%	$2,655,917	25.8%	$1,674,698	19.2%	$1,283,182	15.1%	$1,210,260	14.6%
Trade finance	661,877	5.5%	486,555	4.7%	308,657	3.5%	220,528	2.6%	343,959	4.2%
Total C&I	$4,231,265	35.3%	$3,142,472	30.5%	$1,983,355	22.7%	$1,503,710	17.7%	$1,554,219	18.8%
Consumer:
Student loans	$475,799	4.0%	$306,325	3.0%	$490,314	5.6%	$395,151	4.6%	$—	—%
Other consumer	269,083	2.3%	277,461	2.7%	243,212	2.8%	229,633	2.7%	216,642	2.6%
Total consumer	$744,882	6.3%	$583,786	5.7%	$733,526	8.4%	$624,784	7.3%	$216,642	2.6%
Total gross loans	$11,958,873	100.0%	$10,288,426	100.0%	$8,717,388	100.0%	$8,501,033	100.0%	$8,249,453	100.0%
Unearned fees, premiums, and discounts, net	(19,301)		(16,762)		(56,781)		(43,529)		(2,049)
Allowance for loan losses	(229,382)		(209,876)		(230,408)		(238,833)		(178,027)
Loans held for sale	174,317		278,603		220,055		28,014		—
Loans receivable, net	$11,884,507		$10,340,391		$8,650,254		$8,246,685		$8,069,377

Residential Loans. The residential loan segment includes both single-family and multifamily loans. At December 31, 2012, $3.09 billion or 26% of the loan portfolio was residential real estate properties, compared to $2.73 billion or 27% at December 31, 2011.

The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $735.3 million and $924.3 million in new residential single-family loans during 2012 and 2011, respectively.

The Bank also offers both fixed and ARM residential multifamily loan programs. For the years ended December 31, 2012 and 2011, the Bank originated $128.4 million and $80.5 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. The Bank considers all of the single-family and multifamily loans originated to be prime loans and underwriting criteria include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank does have some single-family loans with interest-only features which represent less than 1% of total single-family loans at both December 31, 2012 and 2011, respectively. Additionally, the Bank has residential loans that permit different repayment options that were purchased years ago. For these loans, there is the potential for negative amortization if the borrower chooses so. These residential loans that permit different repayment options represent less than 1%, of total residential loans at both December 31, 2012 and 2011, respectively. None of these loans were negatively amortizing as of December 31, 2012 and 2011.

The Bank also offers a low loan documentation program for single family residential loans. These loans require a large down payment and a low loan to value “LTV”. These loans have historically experienced low delinquency and default rates. A majority of the 2012 single family residential loan originations were originated under this program.

Commercial Real Estate Loans.  The commercial real estate loan segment includes income producing real estate loans, construction loans and land loans. We continue to originate commercial real estate loans that are advantageous opportunities for the Bank. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Commercial real estate loans accounted for $3.89 billion or 33%, and $3.83 billion or 37%, of our non-covered loan portfolio at December 31, 2012, and 2011, respectively.

Since a significant portion of our real estate loans are secured by properties located in California, declines in the California economy and in real estate values could have a significant effect on the collectability of our loans and on the level of allowance for loan losses required.

Commercial and Industrial Loans. The commercial and industrial loan segment includes commercial business and trade finance loans. We finance small and middle-market businesses in a wide spectrum of industries throughout California. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, small business administration loans and lease financing. Included in our trade finance loans are a variety of international trade services and products, including letters of credit, revolving lines of credit, import loans, bankers’ acceptances, working capital lines, domestic purchase financing and pre-export financing. At December 31, 2012, the commercial and industrial loans segment accounted for a total of $4.23 billion or 35% of our loan portfolio, compared to $3.14 billion or 31% at December 31, 2011. The increase in this loan segment is due to a focus during 2012 and going forward of growing the commercial and industrial loan portfolio while reducing our exposure to non income producing commercial real estate loans.

Most of our trade finance activities are related to trade with Asian countries. However, a significant majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import and export activities. We also offer export-import financing to various domestic and foreign customers. Certain trade finance loans may be guaranteed by the Export-Import Bank of the United States or the Export-Import Bank of China. Our trade finance portfolio as of December 31, 2011 primarily represents loans made to borrowers that import goods into the U.S as well as some export of goods to China. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. At December 31, 2012, total unfunded commitments related to trade finance loans increased 27% to $697.2 million, compared to $551.0 million at December 31, 2011.

Consumer Loans. The consumer loans segment includes student loans and other consumer loans. Consumer loans increased from $583.8 million at December 31, 2011 to $744.9 million at December 31, 2012, an increase of 28%. A majority of our student loans are 100% guaranteed by the U.S Department of Education. The other consumer loan portfolio is mainly comprised of home equity lines of credit and auto loans.

Loans Held for Sale.  At December 31, 2012, loans held for sale are mainly comprised of the student loans segment. Loans held for sale totaled $174.3 million and $278.6 million as of December 31, 2012 and 2011, respectively. During 2012, in total, loans receivable of $144.1 million were reclassified to loans held for sale. These loans were purchased by the Company with the intent to be held for investment; however, subsequent to the loan’s purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $351.9 million in 2012, resulting in net gains on sales of $14.6 million. Proceeds from sales of loans held for sale were $652.7 million and $409.5 million in 2011 and 2010, respectively. Net gains on sales were $14.5 million in 2011 compared to 18.5 million in 2010.

Foreign Loans — At December 31, 2012 $281.5 million of loans were held in our overseas offices, including our Hong Kong branch and our subsidiary bank in China. These loans represent 1% of total consolidated assets. These loans are included in the Composition of Loan Portfolio table above.

Table 9: Maturity of Loan Portfolio

		After One
	Within	But Within	More Than
	One Year	Five Years	Five Years	Total
	(In thousands)
Residential	$77	$194,166	$2,893,788	$3,088,031
Commercial Real Estate	47,959	2,282,227	1,564,509	3,894,695
Commercial and Industrial	67,835	3,732,428	431,002	4,231,265
Consumer	7,860	9,728	727,294	744,882
Total	$123,731	$6,218,549	$5,616,593	$11,958,873

As of December 31, 2012, outstanding loans, including projected prepayments, scheduled to be repriced within one year, after one but within five years, and in more than five years, excluding nonaccrual loans, are as follows:

Table 10: Loans Scheduled to be Repriced

		After One
	Within	But Within	More Than
	One Year	Five Years	Five Years	Total
	(In thousands)
Total fixed rate	$546,677	$317,475	$752,133	$1,616,285
Total variable rate	5,514,656	3,363,331	1,356,492	10,234,479
Total	$6,061,333	$3,680,806	$2,108,625	$11,850,764

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

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $141.0 million, or 0.63% of total assets at December 31, 2012, and $175.0 million, or 0.80% of total assets, at December 31, 2011. Nonaccrual loans totaled $108.1 million and $145.6 million at December 31, 2012 and 2011, respectively. During 2012, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold $31.9 million in non-covered OREO properties during 2012. Also during 2012, we sold notes with a carrying value of $14.3 million for proceeds of $12.8 million and loans to facilitate sale of loans of $1.0 million. Net charge-offs for non-covered nonperforming loans were $42.2 million for the year ended December 31, 2012. For non-covered OREO properties, write-downs of $5.1 million were recorded for the year ended December 31, 2012.

Approximately $13.4 million, or 94%, of our problem loan sales during 2012 were all-cash transactions. We also partially financed a loan sale to an unrelated third party. Problem loans are sold on a servicing released basis and the shortfall between the loan balance and any new note is charged-off. A substantial down payment, typically 20% or greater, is received from the new borrower purchasing the problem loan. The underlying sales agreements provide for full recourse to the new borrower and require that periodic updated financial information be provided to demonstrate their ability to service the new loan. The Company maintains no effective control over the sold loans.

Loans totaling $148.4 million were placed on nonaccrual status during 2012. Loans totaling $27.2 million which were not 90 days past due as of December 31, 2012 were included in nonaccrual loans as of December 31, 2012. Additions to nonaccrual loans during 2012 were offset by $58.4 million in gross charge-offs, $41.2 million in payoffs and principal paydowns, $41.5 million in loans that were transferred to other real estate owned, $10.2 in loan sales and $34.6 million in loans brought current. Additions to nonaccrual loans during the year ended December 31, 2012 were comprised of $47.6 million in residential loans $51.1 million in commercial real estate loans, $44.7 million in commercial and industrial loans and $5.0 million in consumer loans.

The Company had $94.6 million and $99.6 million in total performing troubled debt restructured loans as of December 31, 2012 and 2011, respectively. Nonperforming TDR loans were $10.0 million and $38.9 million at December 31, 2012 and 2011, respectively, and are included in nonaccrual loans. Included in the total restructured loans as of December 31, 2012 and 2011 were $34.8 million and $22.8 million in performing A/B notes, respectively. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged-off. The A/B note is comprised of A note balances only. A notes are not disclosed as TDRs in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is performing based on the terms specified by the restructuring agreement. At December 31, 2012, the amount of unfunded commitments for restructured loans was $607 thousand. As of December 31, 2012, restructured loans were comprised of $10.1 million in single-family loans, $38.5 million in multifamily loans, $36.8 million in commercial real estate loans, $1.5 million in CRE construction loans, $10.9 million in CRE land loans, $6.0 million in commercial business loans, $579 thousand in trade finance loans, and $108 thousand in consumer loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. As of December 31, 2012, the Company had OREO properties with a combined carrying value of $32.9 million. Approximately 31% of the carrying value of OREO properties as of December 31, 2012 was located in California, compared to 62% in 2011. During 2012, the Company foreclosed on properties with an aggregate carrying value of $40.6 million as of the foreclosure date. Additionally, the Company recorded $5.1 million in write-downs. During this period, the Company also sold 47 OREO properties for total proceeds of $34.1 million resulting in a total net gain on sale of $232 thousand and recoveries totaling $2.0 million. As of December 31, 2011, the Company had OREO properties with a carrying value of $29.3 million. During 2011, the Company foreclosed on properties with an aggregate carrying value of $38.0 million as of the foreclosure date. Additionally, the Company recorded $3.0 million in write-downs. During this period, the Company also sold 51 OREO properties for total proceeds of $26.6 million resulting in a total net loss on sale of $151 thousand and charges against the allowance for loan losses totaling $780 thousand. During the year ended December 31, 2010, the Company sold 79 OREO properties for total proceeds of $39.5 million for a net loss on sale of $145 thousand.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

Table 11: Nonperforming Assets

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans	$108,109	$145,632	$172,929	$173,180	$214,607
Loans 90 or more days past due but not on nonaccrual	—	—	—	—	—
Total nonperforming loans	$108,109	$145,632	$172,929	$173,180	$214,607
Non-covered other real estate owned, net	32,911	29,350	21,865	13,832	38,302
Total nonperforming assets	$141,020	$174,982	$194,794	$187,012	$252,909
Performing restructured loans	$94,580	$99,603	$122,139	$114,800	$10,950
Total nonperforming assets to total assets	0.63%	0.80%	0.94%	0.91%	2.12%
Allowance for loan losses to nonperforming loans	212.18%	144.11%	133.24%	137.91%	82.95%
Nonperforming loans to total gross non-covered loans	0.89%	1.38%	1.93%	2.04%	2.60%

Covered nonperforming assets totaled $231.1 million, representing 1.03% of total assets at December 31, 2012. These covered nonperforming assets are subject to the shared-loss agreements with the FDIC.

We evaluate loan impairment according to the provisions of ASC 310-10-35, Receivables — Overall — Subsequent Measurement. Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses. Also, in accordance with ASC 310-10-35, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

At December 31, 2012, the Company’s total recorded investment in impaired loans was $200.5 million, compared with $219.6 million at December 31, 2011. The decrease in impaired loans is largely due to a decrease in nonperforming loans. All nonaccrual and doubtful loans held for investment are included in impaired loans. Impaired loans at December 31, 2012 are comprised of single-family loans totaling $18.2 million, multifamily loans totaling $54.3 million, income producing commercial real estate loans totaling $54.7 million, CRE construction loans totaling $27.0 million, CRE land loans totaling $15.1 million, commercial business loans totaling $26.7 million and other consumer loans totaling $4.5 million. As of December 31, 2012, the allowance for loan losses included $11.5 million for impaired loans with a total recorded balance of $33.3 million. As of December 31, 2011, the allowance for loan losses included $13.0 million for impaired loans with a total recorded balance of $30.4 million.

Our average recorded investment in impaired loans during 2012 and 2011 totaled $214.0 million and $252.4 million, respectively. During 2012 and 2011, gross interest income that would have been recorded on nonaccrual loans, had they performed in accordance with their original terms, totaled $7.2 million and $9.4 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $2.3 million and $3.5 million, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio. In addition to regular quarterly reviews of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. While we believe that the allowance for loan losses is appropriate at December 31, 2012, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

Non-covered Loans

At December 31, 2012, the allowance for loan losses on non-covered loans amounted to $229.4 million, or 1.92% of total non-covered loans receivable, compared with $209.9 million or 2.04% of total non-covered loans receivable at December 31, 2011. The $19.5 million increase in the allowance for loan losses on non-covered loans at December 31, 2012, from year-end 2011, is primarily related to loan growth partially offset by the continued improvement in credit quality of the loan portfolio.

Credit quality continues to improve as nonaccrual loans decreased as compared to 2011. Net charge-offs on non-covered loans also decreased compared to 2011. However, the allowance for loan losses on non-covered loans continues to increase due to the new loan growth in the portfolio. As of December 31, 2012, the commercial and industrial, commercial real estate, residential, and consumer portfolio segments all increased as compared to December 31, 2011. The allowance coverage related to the residential portfolio has decreased slightly compared to December 31, 2011 while the loan portfolio has increased in total. The historical losses for residential loans have decreased and the newly originated loans have performed well with most of the new loans maintaining a Pass/Watch grade status, therefore the overall allowance related to the residential portfolio has decreased.

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $9.4 million and $11.0 million at December 31, 2012 and 2011, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

We recorded $60.2 million in loan loss provisions on non-covered loans during 2012. In comparison, we recorded $92.6 million in loan loss provisions on non-covered loans during 2011. During 2012, we recorded $42.2 million in net charge-offs on non-covered loans representing 0.38% of average non-covered loans outstanding during the year. In comparison, we recorded net charge-offs totaling $112.1 million, or 1.16% of average non-covered loans outstanding in 2011.

Covered Loans

At December 31, 2012, included in covered loans are $431.7 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30, and are subject to the allowance for loan losses on covered loans. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $302.3 million of commercial and industrial loans, $83.4 million of commercial real estate loans, $34.5 million of consumer loans and $11.5 million of residential loans. In comparison, at December 31, 2011, included in covered loans were $583.8 million of additional advances under the shared-loss agreements which were not accounted for under ASC 310-30, and are subject to the allowance for loan losses on covered loans. These additional advances were within our loan segments as follows: $390.3 million of commercial and industrial loans, $149.1 million of commercial real estate loans, $31.6 million of consumer loans and $12.7 million of residential loans.

At December 31, 2012, the allowance for loan losses on covered loans amounted to $5.2 million, compared with $6.6 million at December 31, 2011. The $1.5 million decrease in the allowance for loan losses on covered loans at December 31, 2012, compared to year-end 2011, primarily reflects $5.0 million in additional loan loss provisions, less $6.5 million in net charge-offs recorded during 2012, specifically during the third quarter of 2012.

We recorded $5.0 million in loan loss provisions on covered loans during the full year 2012 compared to $2.4 million during 2011. We recorded net charge-offs of $6.5 million for the year ended December 31, 2012. In comparison, we did not record any net charge-offs on covered loans in 2011. The $6.5 million of charge-offs are mainly related to three specific loans and are 80% reimbursable by the FDIC through loss-share agreements, resulting in a net loss to the Company of $1.3 million.

The $5.2 million in allowance for loan losses on covered loans at December 31, 2012 is allocated within our loan segments as follows: $2.5 million for commercial real estate loans, $2.3 million for commercial and industrial loans, $194 thousand for consumer loans and $87 thousand for residential loans. In comparison, the $6.6 million in allowance for loan losses on covered loans at December 31, 2011 was allocated within our loan segments as follows: $4.0 million for commercial real estate loans, $2.4 million for commercial and industrial loans, $174 thousand for consumer loans and $70 thousand for residential loans.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

Table 12.1: Allowance for Loan Losses 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
NON-COVERED LOANS
Allowance for non-covered loans, beginning of year	$209,876	$230,408	$238,833
Allowance for unfunded loan commitments and letters of credit	1,563	(1,048)	(1,833)
Provision for loan losses, excluding covered loans	60,168	92,584	195,934
Gross charge-offs:
Residential	7,700	13,323	49,685
Commercial real estate	27,060	78,803	137,460
Commercial and industrial	21,818	30,606	35,479
Consumer	1,824	1,959	2,579
Total gross charge-offs	58,402	124,691	225,203
Gross recoveries:
Residential	1,614	596	1,626
Commercial real estate	9,482	4,691	10,073
Commercial and industrial	4,970	7,041	10,116
Consumer	111	295	862
Total gross recoveries	16,177	12,623	22,677
Net charge-offs	42,225	112,068	202,526
Allowance balance for non-covered loans, end of year	$229,382	$209,876	$230,408
COVERED LOANS
Allowance for covered loans, beginning of year	$6,647	$4,225	$—
Provision for loan losses, covered loans	5,016	2,422	4,225
Gross chargeoffs:
Commercial real estate	1,535	—	—
Commercial and industrial	4,974	—	—
Consumer	1	—	—
Total gross charge-offs	6,510	—	—
Net charge-offs	6,510	—	—
Allowance balance for covered loans, end of year	$5,153	$6,647	$4,225
Average non-covered loans outstanding	$11,023,745	$9,668,106	$8,634,283
Total gross non-covered loans outstanding, end of year	$11,958,873	$10,288,426	$8,717,388
Net chargeoffs on non-covered loans to average non-covered loans	0.38%	1.16%	2.35%
Allowance for non-covered loan losses to total gross non-covered loans held for investment at end of year	1.92%	2.04%	2.64%

Table 12.2: Allowance for Loan Losses 2009 and 2008

	Year Ended December 31,
	2009 (1)	2008 (2)
	(Dollars in thousands)
Allowance balance, beginning of year	$178,027	$88,407
Allowance for unfunded loan commitments and letters of credit	(1,778)	5,044
Provision for loan losses	528,666	226,000
Impact of desecuritization	9,262	—
Gross chargeoffs:
Residential single-family	33,778	3,522
Multifamily real estate	20,153	1,966
Commercial and industrial real estate	159,969	53,459
Construction	206,732	57,629
Commercial business	53,152	24,639
Trade finance	6,868	5,707
Automobile	85	268
Other consumer	4,519	261
Total gross chargeoffs	485,256	147,451

Gross recoveries:
Residential single-family	771	37
Residential multifamily	617	—
Commercial and industrial real estate	2,213	2,467
Construction	3,312	2,654
Commercial business	2,684	835
Trade finance	237	9
Automobile	50	25
Other consumer	28	—
Total gross recoveries	9,912	6,027
Net chargeoffs	475,344	141,424
Allowance balance, end of year	$238,833	$178,027
Average loans outstanding	$8,355,825	$8,601,825
Total gross loans outstanding, end of year	$8,501,033	$8,249,453
Net chargeoffs to average loans	5.69%	1.64%
Allowance for loan losses to total gross loans at end of year	2.81%	2.16%

(1)             There was no allowance for covered loans as of December 31, 2009.

(2)             The Company did not have covered loans as of December 31, 2008.

Our methodology to determine the allowance is based on a loss migration model and qualitative considerations. The migration analysis looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. We utilize historical loss factors derived from trends and losses associated with each pool over a specified period of time. Based on this process, we assign loss factors to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be indicative of the actual or inherent loss potential. As such, we utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations. Qualitative and environmental factors are reflected as percent adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance amount for each loan pool.

The following table reflects the Company’s allocation of the allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated.

Table 13.1: Allowance for Loan Losses by Loan Segment 2012 and 2011

	At December 31,
	2012		2011
	Amount	%	Amount	%
	(Dollars in thousands)
Residential	$49,349	25.8%	$52,180	26.6%
Commercial Real Estate	69,856	32.6%	66,457	37.2%
Commercial and Industrial	105,376	35.3%	87,020	30.5%
Consumer	4,801	6.3%	4,219	5.7%
Covered loans subject to general reserves	5,153	–%	6,647	–%
Total	$234,535	100.0%	$216,523	100.0%

The increase of $18.0 million in the allowance for loan losses at December 31, 2012, relative to year-end 2011, was primarily due to increases in the allowance for loan losses on commercial and industrial loans, commensurate with the increase in the portfolio.

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $856.4 million to $18.31 billion at December 31, 2012, as compared to $17.45 billion at December 31, 2011. The increase in total deposits was due to increases of $1.04 billion in noninterest-bearing demand deposits, $322.0 million in money market accounts, $259.2 million in interest-bearing checking accounts, $256.6 million in deposits, respectively. The increase was partially offset by a decrease of $1.02 billion, or 14%, in time deposits. During 2012, we grew deposits from our retail network and commercial customers by $1.19 billion and decreased brokered deposits by $331.7 million.

As of December 31, 2012, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program decreased to $260.5 million, compared to $580.9 million at December 31, 2011. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

Public deposits increased 18% to $1.09 billion at December 31, 2012, from $928.0 million at December 31, 2011. A large portion of these public funds are comprised of deposits from the State of California.

Time deposits greater than $100 thousand were $4.24 billion, representing 23% of the deposit portfolio at December 31, 2012. These accounts, consisting primarily of deposits by consumers, had a weighted average interest rate of 0.85% at December 31, 2012. The following table provides the remaining maturities at December 31, 2012 of time deposits greater than $100 thousand:

Table 14: Time Deposits $100,000 or Greater

(In thousands)
3 months or less	$1,510,199
Over 3 months through 6 months	861,021
Over 6 months through 12 months	1,183,595
Over 12 months	682,222

Total	$4,237,037

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. We had no federal funds purchased at the years ended December 31, 2012 and December 31, 2011. FHLB advances decreased 31% to $313.0 million as of December 31, 2012, compared to $455.3 million at December 31, 2011. The decrease in FHLB advances is consistent with our overall strategy to reduce our cost of funds. During 2012, long-term FHLB advances totaling $93.0 million were prepaid, with prepayment penalties of $6.8 million. Also in 2012, the Company modified $300.0 million and $75.0 million of fixed rate FHLB advances into adjustable rate, reducing the effective interest rate on these borrowings by 91 basis points and 86 basis points, respectively. The remainder of the decrease in FHLB advances is due to a $48.2 million modification cost incurred by the Company during 2012 that has been deferred and treated as a discount on the corresponding debt.

In addition to FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $995.0 million and $1.02 billion as of December 31, 2012 and 2011, respectively. Included in these balances were $25.2 million in short-term repurchase agreements as of December 31, 2011. No short-term repurchase agreements were outstanding as of December 31, 2012. During 2012, the Company modified $200.0 million and $150.0 million of long-term repurchase agreements, extending the terms and reducing the rate of these agreements by 86 basis points and 195 basis points, respectively. The interest rates for the long-term repurchase agreements are largely fixed ranging from 2.54% to 5.01% as of December 31, 2012. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt comprised of subordinated debt and junior subordinated debt decreased $75.0 million or 35% to $137.2 million as of December 31, 2012, compared to $212.2 million as of December 31, 2011.  The decrease was a result of the Company paying off $75.0 million of subordinated debt carrying an effective interest rate of 1.60%, and incurring a prepayment penalty of $42 thousand during 2012. As of December 31, 2012, long-term debt is comprised of junior subordinated debt, which qualifies as Tier I capital for regulatory purposes, issued in connection with our various pooled trust preferred securities offerings. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital beginning in 2013 with complete phase-out by 2016.

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

Commitments

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to customers as of December 31, 2012 is as follows:

Table 15: Significant Commitments

December 31, 2012
(In thousands)
Undisbursed loan commitments	$2,610,888
Standby letters of credit	2,078,463
Commercial letters of credit	77,110

A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 19 to the Company’s consolidated financial statements presented elsewhere in this report. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 21 to the Company’s consolidated financial statements presented elsewhere in this report.

Contractual Obligations

The following table presents, as of December 31, 2012, the Company’s significant fixed and determinable contractual obligations, within the categories and payment dates described below. With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

Table 16: Contractual Obligations

	Payment Due by Period
	Less than			After	Indeterminate
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Deposits	$5,249,567	$560,761	$333,454	$53,172	$12,289,102	$18,486,056
FHLB advances	2,100	4,201	4,201	339,940	—	350,442
Securities sold under repurchase agreements	42,767	328,196	443,335	403,233	—	1,217,531
Affordable housing/CRA investment commitments	—	—	—	—	84,561	84,561
Long-term debt obligations	2,835	5,669	5,669	188,532	—	202,705
Operating lease obligations	26,437	44,132	27,607	31,309	—	129,485
Unrecognized tax liabilities	1,875	2,080	2,098	—	—	6,053
Postretirement benefit obligations	376	887	1,143	16,988	—	19,394
Total contractual obligations	$5,325,957	$945,926	$817,507	$1,033,174	$12,373,663	$20,496,227

Capital Resources

At December 31, 2012, stockholders’ equity totaled $2.38 billion, a 3.0% increase from the year-end 2011 balance of $2.31 billion. The increase is comprised of the following: (1) net income of $281.7 million recorded during 2012; (2) additional unrealized gain on investment securities available-for-sale, net of tax, of $42.4 million; (3) stock compensation costs amounting to $12.7 million related to grants of restricted stock and stock options; (4) issuance of common stock totaling $4.4 million, representing 362,182 shares, pursuant to various stock plans and agreements; and (5) net tax benefit of $462 thousand from various stock plans. These transactions were offset by: (1) repurchase of treasury stock pursuant to the stock repurchase program totaling $199.9 million; (2) accrual and payment of cash dividends on common stock and preferred stock totaling $64.4 million; (3) purchase of treasury shares related to vested restricted stock amounting to $3.0 million, representing 137,258 shares; and (4) noncredit-related impairment loss on investment securities amounting to $2.9 million, net of tax.

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

Series A Preferred Stock Offering

In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. See Note 22 of the Notes to Consolidated Financial Statements for additional information.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.” At December 31, 2012, the Bank’s Tier I and total capital ratios were 14.3% and 15.6%, respectively, compared to 14.7% and 16.3%, respectively, at December 31, 2011.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at December 31, 2012, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Table 17: Regulatory Required Ratios

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	16.1%	15.6%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	14.8%	14.3%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.6%	9.3%	4.0%	5.0%

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

During the years ended December 31, 2012, 2011 and 2010, we experienced net cash inflows from operating activities of $287.5 million, $255.3 million and $869.2 million, respectively. Net cash inflows from operating activities were primarily due to net income earned during the year.

Net cash (outflows) inflows from investing activities totaled ($758.9) million, ($1.07) billion and $93.2 million during 2012, 2011, and 2010, respectively. Net cash outflow from investing activities for 2012 and 2011 were primarily due to purchases of securities purchased under resale agreements and investment securities available-for-sale.  Net cash inflows from investment activities for 2010 was primarily due to repayment, redemption and sales of investment securities offset by purchases of investment securities.

During the years ended December 31, 2012 and 2011, we experienced net cash inflows from financing activities of $364.2 million and $914.2 million, respectively. Net cash inflows from financing activities for 2012 and 2011 were primarily due to the increase in deposits. During 2010, we had net cash outflows from financing activities of $729.7 million primarily due to repayment of FHLB advances.

As a means of augmenting our liquidity, we have available a combination of borrowing sources comprised of the Federal Reserve Bank’s discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2012, we are not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of December 31, 2012, we are not aware of any material commitments for capital expenditures in the foreseeable future.

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. For the years ended December 31, 2012 and 2011, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $324.0 million and $72.0 million, respectively.  In January 2013, $319.0 million in dividends were upstreamed to East West Bancorp. On January 23, 2013, the Board of Directors declared first quarter dividends on the Company’s common stock and Series A preferred stock of $20.00 and the Board of Directors authorized common stock dividends of $0.15 per share for the first quarter of 2013.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2012 and 2011, assuming a non-parallel shift of 100 and 200 basis points in both directions:

Table 18: Rate Shock Table

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	December 31,	December 31,	December 31,	December 31,
(Basis Points)	2012	2011	2012	2011
+200	9.0%	6.2%	6.3%	2.4%
+100	4.0%	3.0%	2.4%	0.5%
-100	(0.5)%	(0.9)%	(3.7)%	(5.9)%
-200	(0.8)%	(1.2)%	(6.8)%	(14.2)%

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

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2012 and 2011. In a declining rate environment, the interest rate floors on these loans contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates. At December 31, 2012 and 2011, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of December 31, 2012. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

Table 19: Expected Maturity for Financial Instruments

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(Dollars in thousands)
Assets:
CD investments	$452,658	$250	$—	$—	$—	$—	$452,908
Average yield (fixed rate)	2.89%	4.00%	—%	—%	—%	—%	2.89%
Short-term investments	$609,009	$—	$—	$—	$—	$—	$609,009
Weighted average rate	0.37%	—%	—%	—%	—%	—%	0.37%
Securities purchased under resale agreements	$1,400,000	$—	$150,000	$150,000	$50,000	$—	$1,750,000
Weighted average rate	1.36%	—%	1.58%	2.25%	2.25%	—%	1.48%
Investment securities	$1,055,445	$243,603	$338,389	$243,541	$228,390	$497,661	$2,607,029
Weighted average rate	2.42%	2.74%	2.51%	2.39%	2.60%	3.21%	2.63%
Total covered gross loans	$2,820,432	$224,740	$105,107	$78,401	$97,759	$118,671	$3,445,110
Weighted average rate	4.47%	6.06%	6.04%	5.57%	5.03%	6.03%	4.72%
Total non-covered gross loans	$9,279,010	$699,101	$566,989	$431,412	$308,290	$856,292	$12,141,094
Weighted average rate	4.33%	5.14%	5.24%	5.19%	5.27%	3.87%	4.44%

Liabilities:
Checking accounts	$1,230,372	$—	$—	$—	$—	$—	$1,230,372
Weighted average rate	0.27%	—%	—%	—%	—%	—%	0.27%
Money market accounts	$5,000,309	$—	$—	$—	$—	$—	$5,000,309
Weighted average rate	0.33%	—%	—%	—%	—%	—%	0.33%
Savings deposits	$1,421,182	$—	$—	$—	$—	$—	$1,421,182
Weighted average rate	0.22%	—%	—%	—%	—%	—%	0.22%
Time deposits	$5,212,041	$445,041	$100,221	$133,546	$179,545	$51,220	$6,121,614
Weighted average rate	0.70%	0.96%	1.39%	1.37%	1.32%	0.05%	0.75%
FHLB advances	$332,000	$—	$—	$—	$—	$—	$332,000
Weighted average rate	0.63%	—%	—%	—%	—%	—%	0.63%
Securities sold under repurchase agreements (fixed rate)	$150,000	$—	$245,000	$350,000	$—	$200,000	$945,000
Weighted average rate	2.54%	—%	4.49%	4.96%	—%	4.27%	4.31%
Securities sold under repurchase agreements (variable rate)	$50,000	$—	$—	$—	$—	$—	$50,000
Weighted average rate	4.15%	—%	—%	—%	—%	—%	4.15%
Junior subordinated debt (variable rate)	$137,178	$—	$—	$—	$—	$—	$137,178
Weighted average rate	2.07%	—%	—%	—%	—%	—%	2.07%
Other borrowings	$20,000	$—	$—	$—	$—	$—	$20,000
Weighted average rate	0.25%	—%	—%	—%	—%	—%	0.25%

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

The fair value of deposits is determined based on the discounted cash flow approach. The discount rate is derived from the associated yield curve, plus spread, if any. For core deposits, the cash outflows are projected by the decay rate based on the Bank’s core deposit premium study. Cash flows for all non-time deposits are discounted using the LIBOR yield curve. For time deposits, the cash flows are based on the contractual runoff and are discounted by the Bank’s current offering rates, plus spread. For federal funds purchased, fair value approximates book value due to their short maturities. The fair value of FHLB term advances is estimated by discounting the cash flows through maturity or the next repricing date based on current rates offered by the FHLB for borrowings with similar maturities. Customer repurchase agreements, which have maturities ranging from one to three days, are presumed to have equal book and fair values because the interests rates paid on these instruments are based on prevailing market rates. The fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument. For junior subordinated debt instruments, fair values are estimated by discounting cash flows through maturity based on current market rates the Bank would pay for new issuances.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Audit Report of the Company’s Registered Public Accounting Firm

The independent registered public accounting firm of KPMG LLP, as auditors of East West Bancorp’s consolidated financial statements, has issued an audit report on the effectiveness of internal control over financial reporting based on criteria established in Internal Control — Integrated Framework, issued by COSO, which is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
East West Bancorp, Inc.:

We have audited East West Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Los Angeles, California
February 28, 2013

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors and executive officers of the Company, to the extent not included under Item 1 under the heading “Executive Officers of the Registrant” appearing at the end of Part I of this report, will appear in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “ELECTION OF DIRECTORS,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period. Additionally, information on compensation arrangements for the Board of Directors of the Company is set forth as Exhibit 10.12 “Director Compensation.”

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on our internet website at www.eastwestbank.com.

Audit Committee Financial Experts

The Company has determined that all members of the Audit Committee, namely Directors Andrew Kane, Clarence Kwan, John Lee, Paul Irving and Keith Renken are “Audit Committee Financial Experts” as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. All members of the Audit Committee are independent of management.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation of the Company’s named executives will appear in the 2013 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled “DIRECTOR COMPENSATION,” “COMPENSATION OF EXECUTIVE OFFICERS,” “COMPENSATION DISCUSSION AND ANALYSIS,” and “REPORT BY THE COMPENSATION COMMITTEE,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management will appear in the 2013 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled “BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 regarding equity compensation plans under which equity securities of the Company were authorized for issuance.

Number of securities
remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	excluding securities
	warrants and rights	warrants and rights	reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	677,708	$28.41	4,436,370
Equity compensation plans not approved by security holders	—	—	—

Total	677,708	$28.41	4,436,370

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in the 2013 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in the 2013 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements included in the registrant’s 2012 Annual Report to Shareholders are included. Page number references are to the 2012 Annual Report to Shareholders.

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

10.1	Form of Amendment to Employment Agreement- Mr. Ng+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]
10.2	Form of July 2011 Executive Compensation Agreement- Julia Gouw+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on July 29, 2011.]
10.3	Form of Agreement Regarding Grants of Incentive Shares and Clawbacks - Mr. Ng+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]
10.3.1	Form of Agreement Regarding Grants of Incentive Shares and Clawbacks — Ms. Gouw+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

10.3.2	Form of Agreement Regarding Grants of Incentive Shares and Clawbacks — Mr. Krause+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]
10.3.3	Form of Agreement Regarding Grants of Incentive Shares and Clawbacks — Ms. Oh+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]
10.3.4

Form of Agreement Regarding Grants of Incentive Shares and Clawbacks — Mr. Schuler+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

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

10.6.2	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+ [Incorporated by reference from Registrant’s Definitive Proxy Statement — Exhibit A filed with the Commission on April 14, 2011.]
10.6.3	1998 NonQualified Stock Option Program for Employees and Independent Contractors+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.4	Amended Performance-Based Bonus Plan+ [Incorporated by reference from Registrant’s Definitive Proxy Statement — Exhibit A filed with the Commission on April 20, 2012.]
10.6.5	1999 Spirit of Ownership Restricted Stock Program+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.6.6	2003 Directors’ Restricted Stock Program+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]
10.7

East West Bancorp, Inc. 1998 Employee Stock Purchase Plan+ [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.9.1	Form of Amendment to Employment Agreement- Mr. Schuler+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]
10.10

Amended Supplemental Executive Retirement Plans+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]

10.12	Director Compensation%+
10.16

Purchase and Assumption Agreement — Whole Bank — All Deposits, among the Federal Deposit Insurance Corporation, Receiver of United Commercial Bank, San Francisco, California, the Federal Deposit Insurance Corporation and East West Bank, dated as of November 6, 2009 [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on November 12, 2009.]

10.17

Purchase and Assumption Agreement — Whole Bank — All Deposits, among the Federal Deposit Insurance Corporation, Receiver of Washington First International Bank, Seattle, Washington, the Federal Deposit Insurance Corporation and East West Bank, dated as of June 11, 2010 [Incorporated by reference from Registrant’s Current Report on Form 8-K/A, filed with the Commission on August 27, 2010.]

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

We have audited the accompanying consolidated balance sheet of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 28, 2013

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$1,323,106	$1,431,185
Short-term investments	366,378	61,834
Securities purchased under resale agreements	1,450,000	786,434
Investment securities available-for-sale, at fair value (with amortized cost of $2,599,018 at December 31, 2012 and $3,132,968 at December 31, 2011)	2,607,029	3,072,578
Loans held for sale	174,317	278,603
Loans receivable, excluding covered loans (net of allowance for loan losses of $229,382 at December 31, 2012 and $209,876 at December 31, 2011)	11,710,190	10,061,788
Covered loans (net of allowance for loan losses of $5,153 at December 31, 2012 and $6,647 at December 31, 2011)	2,935,595	3,923,142
Total loans receivable, net	14,645,785	13,984,930
FDIC indemnification asset	316,313	511,135
Other real estate owned, net	32,911	29,350
Other real estate owned covered, net	26,808	63,624
Total other real estate owned	59,719	92,974
Investment in Federal Home Loan Bank stock, at cost	107,275	136,897
Investment in Federal Reserve Bank stock, at cost	48,003	47,512
Investment in affordable housing partnerships	185,645	144,445
Premises and equipment, net	107,517	118,926
Accrued interest receivable	94,837	89,686
Due from customers on acceptances	28,612	198,774
Premiums on deposits acquired, net	56,285	67,190
Goodwill	337,438	337,438
Cash surrender value of life insurance policies	110,133	107,486
Other assets	517,718	500,640
TOTAL	$22,536,110	$21,968,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$4,535,877	$3,492,795
Interest-bearing	13,773,477	13,960,207
Total deposits	18,309,354	17,453,002
Federal Home Loan Bank advances	312,975	455,251
Securities sold under repurchase agreements	995,000	1,020,208
Other borrowings	20,000	—
Bank acceptances outstanding	28,612	198,774
Long-term debt	137,178	212,178
Accrued expenses and other liabilities	350,869	317,511
Total liabilities	20,153,988	19,656,924

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,710 shares outstanding in 2012 and 2011.	83,027	83,027
Common stock, $0.001 par value, 200,000,000 shares authorized; 157,160,193 and 156,798,011 shares issued in 2012 and 2011, respectively; 140,294,092 and 149,327,907 shares outstanding in 2012 and 2011, respectively.	157	157
Additional paid in capital	1,464,739	1,443,883
Retained earnings	1,151,828	934,617
Treasury stock, at cost — 16,866,101 shares in 2012 and 7,470,104 shares in 2011.	(322,298)	(116,001)
Accumulated other comprehensive income (loss), net of tax	4,669	(33,940)
Total stockholders’ equity	2,382,122	2,311,743
TOTAL	$22,536,110	$21,968,667

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$945,530	$945,798	$998,589
Investment securities	58,184	89,469	70,052
Securities purchased under resale agreements	20,392	19,216	14,208
Investment in Federal Home Loan Bank stock	1,808	550	597
Investment in Federal Reserve Bank stock	2,865	2,840	2,751
Short-term investments	22,316	22,575	9,634
Total interest and dividend income	1,051,095	1,080,448	1,095,831

INTEREST EXPENSE
Customer deposit accounts	75,895	107,110	116,737
Federal Home Loan Bank advances	6,248	15,461	26,641
Securities sold under repurchase agreements	46,166	48,561	48,993
Long-term debt	3,855	5,832	6,420
Other borrowings	4	458	2,326
Total interest expense	132,168	177,422	201,117

Net interest income before provision for loan losses	918,927	903,026	894,714
Provision for loan losses, excluding covered loans	60,168	92,584	195,934
Provision for loan losses on covered loans	5,016	2,422	4,225
Net interest income after provision for loan losses	853,743	808,020	694,555

NONINTEREST (LOSS) INCOME
Gain on acquisition	—	—	22,874
Impairment loss on investment securities	(5,165)	(5,736)	(32,127)
Less: Noncredit-related impairment loss recorded in other comprehensive income	5,066	5,103	15,458
Net impairment loss on investment securities recognized in earnings	(99)	(633)	(16,669)
Decrease in FDIC indemnification asset and receivable	(122,251)	(100,141)	(83,213)
Branch fees	33,604	33,776	32,634
Net gain on sales of investment securities	757	9,703	31,237
Letters of credit fees and commissions	19,104	13,997	11,816
Foreign exchange income	7,166	9,143	3,171
Ancillary loan fees	8,831	8,350	8,526
Income from life insurance policies	4,015	4,031	4,083
Net gain on sales of loans	17,045	20,185	18,515
Net gain (loss) on sale of fixed assets	4,275	2,274	(189)
Other operating income	21,935	10,239	6,485
Total noninterest (loss) income	(5,618)	10,924	39,270

NONINTEREST EXPENSE
Compensation and employee benefits	171,374	160,093	170,052
Occupancy and equipment expense	55,475	50,082	52,073
Amortization of investments in affordable housing partnerships and other investments	18,058	17,324	10,032
Amortization of premiums on deposits acquired	10,906	12,327	13,283
Deposit insurance premiums and regulatory assessments	14,130	20,531	25,201
Loan related expenses	14,987	19,379	21,070
Other real estate owned expense	22,349	40,435	61,568
Legal expense	25,441	21,327	19,577
Prepayment penalty for FHLB advances and other borrowings	6,860	12,281	13,832
Data processing	9,231	8,598	10,615
Deposit-related expenses	6,007	5,699	4,750
Consulting expense	7,984	7,151	7,984
Other operating expenses	59,731	60,383	67,879
Total noninterest expense	422,533	435,610	477,916

INCOME BEFORE PROVISION FOR INCOME TAXES	425,592	383,334	255,909
PROVISION FOR INCOME TAXES	143,942	138,100	91,345
NET INCOME	281,650	245,234	164,564
PREFERRED STOCK DIVIDENDS AMORTIZATION OF PREFERRED STOCK DISCOUNT	6,857	6,857	43,126
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$274,793	$238,377	$121,438

EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$1.92	$1.62	$0.88
DILUTED	$1.89	$1.60	$0.83
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,457	147,093	137,478
DILUTED	147,175	153,467	147,102
DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.16	$0.04

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$281,650	$245,234	$164,564
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized holding gains (losses) arising during period	42,868	(12,333)	12,554
Reclassification adjustment for net gains included in net income	(439)	(5,628)	(18,117)
Noncredit-related impairment loss on securities	(2,938)	(2,960)	(8,966)
Foreign currency translation adjustments	(900)	(764)	1,693
Unrealized gains (losses) on other investments	31	194	(177)
Reclassification adjustment for net gains included in net income	(13)	(35)	—
Other comprehensive income (loss)	38,609	(21,526)	(13,013)
COMPREHENSIVE INCOME	$320,259	$223,708	$151,551

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

		Additional		Additional			Accumulated
		Paid In		Paid In			Other
		Capital		Capital			Comprehensive	Total
	Preferred	Preferred	Common	Common	Retained	Treasury	Income (Loss),	Stockholders'
	Stock	Stock	Stock	Stock	Earnings	Stock	Net of Tax	Equity

BALANCE, JANUARY 1, 2010	$—	$693,803	$117	$1,091,047	$604,223	$(105,130)	$599	$2,284,659
Net income					164,564			164,564
Other comprehensive loss							(13,013)	(13,013)
Stock compensation costs				8,480				8,480
Tax provision from stock compensation plans, net				(170)				(170)
Issuance of 1,867,194 shares of common stock pursuant to various stock compensation plans and agreements			2	4,452				4,454
Conversion of 335,047 shares of Series C preferred stock into 37,103,734 shares of common stock		(325,299)	37	325,262				—
Issuance of 17,910 shares pursuant to Director retainer fee				281				281
Cancellation of 343,029 shares of common stock due to forfeitures of issued restricted stock				4,925		(4,925)		—
65,834 shares of restricted stock surrendered due to employee tax liability						(1,207)		(1,207)
Amortization of Series B preferred stock discount		21,042			(21,042)			—
Preferred stock dividends					(22,084)			(22,084)
Common stock dividends					(5,545)			(5,545)
Repurchase of 306,546 shares of Series B preferred stock		(306,488)						(306,488)
BALANCE, DECEMBER 31, 2010	$—	$83,058	$156	$1,434,277	$720,116	$(111,262)	$(12,414)	$2,113,931
Net income					245,234			245,234
Other comprehensive loss							(21,526)	(21,526)
Stock compensation costs				13,543				13,543
Tax benefit from stock compensation plans, net				717				717
Issuance of 1,024,925 shares of common stock pursuant to various stock compensation plans and agreements			1	5,205				5,206
Conversion of 31 shares of Series A preferred stock into 2,014 shares of common stock		(31)		31				—
Issuance of 27,831 shares pursuant to Director retainer fee				520				520
Cancellation of 240,193 shares of common stock due to forfeitures of issued restricted stock				4,090		(4,090)		—
29,610 shares of restricted stock surrendered due to employee tax liability						(649)		(649)
Preferred stock dividends					(6,857)			(6,857)
Common stock dividends					(23,876)			(23,876)
Repurchase of 1,517,555 common stock warrants				(14,500)				(14,500)
BALANCE, DECEMBER 31, 2011	$—	$83,027	$157	$1,443,883	$934,617	$(116,001)	$(33,940)	$2,311,743
Net income					281,650			281,650
Other comprehensive income							38,609	38,609
Stock compensation costs				12,668				12,668
Tax benefit from stock compensation plans, net				462				462
Issuance of 336,031 shares of common stock pursuant to various stock compensation plans and agreements				3,821				3,821
Issuance of 26,151 shares pursuant to Director retainer fee				570				570
Cancellation of 190,634 shares of common stock due to forfeitures of issued restricted stock				3,335		(3,335)		—
137,258 shares of restricted stock surrendered due to employee tax liability						(3,012)		(3,012)
Preferred stock dividends					(6,857)			(6,857)
Common stock dividends					(57,582)			(57,582)
Purchase 9,068,105 shares of treasury stock pursuant to the Stock Repurchase Plan						(199,950)		(199,950)

BALANCE, DECEMBER 31, 2012	$—	$83,027	$157	$1,464,739	$1,151,828	$(322,298)	$4,669	$2,382,122

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$281,650	$245,234	$164,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,536	67,460	57,593
(Accretion) of discount and amortization of premiums, net	(233,607)	(210,868)	(235,988)
Decrease in FDIC indemnification asset and receivable	122,251	100,141	83,213
Gain on acquisition	—	—	(22,874)
Net impairment loss on investment securities available-for-sale recognized in earnings	99	633	16,669
Stock compensation costs	13,238	13,543	8,761
Deferred tax (benefit) expenses	(12,650)	189,497	12,377
Provision for loan losses	65,184	95,006	200,159
Impairment on other real estate owned	16,035	29,266	49,669
Net gain on sales of investment securities, loans and other assets	(28,165)	(30,998)	(51,776)
Originations and purchases of loans held for sale	(103,059)	(72,761)	(42,985)
Proceeds from sales of loans held for sale	13,844	41,388	42,059
Prepayment penalty for Federal Home Loan Bank advances and other borrowings, net	6,860	12,281	13,832
Net proceeds from FDIC shared-loss agreements	76,094	159,983	331,500
Net change in accrued interest receivable and other assets	(23,393)	(146,911)	87,009
Net change in accrued expenses and other liabilities	15,086	(233,868)	157,275
Other net operating activities	(4,477)	(3,709)	(1,861)
Total adjustments	5,876	10,083	704,632
Net cash provided by operating activities	287,526	255,317	869,196

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in acquisitions	—	—	67,186
Net (increase) decrease in:
Loans	(337,685)	(934,773)	498,187
Short-term investments	(304,544)	81,726	103,285
Purchases of:
Securities purchased under resale agreements	(1,400,000)	(1,292,066)	(950,000)
Investment securities available-for-sale	(1,835,823)	(2,713,546)	(4,207,000)
Loans receivable	(461,878)	(675,298)	(861,490)
Premises and equipment	(10,280)	(10,507)	(90,931)
Investments in affordable housing partnerships	(57,831)	(36,642)	(42,833)
Proceeds from sale of:
Investment securities available-for-sale	1,230,134	702,616	1,338,910
Loans receivable	76,832	188,407	473,961
Loans held for sale originated for investment	338,046	611,291	367,404
Other real estate owned	100,547	177,015	140,710
Premises and equipment	18,914	9,227	112
Investments in affordable housing partnerships	—	7,100	2,000
Other investments	—	2,454	—
Repayments, maturities and redemptions of investment securities available-for-sale	1,119,098	1,780,457	2,564,157
Paydowns, maturities and termination of securities purchased under resale agreements	736,434	1,005,632	680,000
Redemption of Federal Home Loan Bank stock	29,622	25,908	20,075
Other net investing activities	(491)	(227)	(10,500)
Net cash (used in) provided by investing activities	(758,905)	(1,071,226)	93,233

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	856,352	1,812,375	254,985
Short-term borrowings	(5,208)	(63,337)	40,095
Proceeds from:
FHLB advances	—	—	550,000
Issuance of common stock pursuant to various stock plans and agreements	3,821	5,726	4,454
Payment for:
Repayment of FHLB advances	(100,857)	(760,274)	(1,198,312)
Modification of Federal Home Loan Bank advances	(48,190)	—	—
Repayment of long-term debt	(75,000)	(23,918)	—
Repayment of other borrowings	—	(11,250)	(43,365)
Repurchase of Series B preferred stock	—	—	(306,546)
Repurchase of common stock warrants	—	(14,500)	—
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	(199,950)	—	—
Cash dividends	(64,218)	(30,679)	(29,605)
Other net financing activities	(2,550)	68	(1,377)
Net cash provided by (used in) financing activities	364,200	914,211	(729,671)

Effect of exchange rate changes on cash and cash equivalents	(900)	(1,066)	2,107
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(108,079)	97,236	234,865
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,431,185	1,333,949	1,099,084
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,323,106	$1,431,185	$1,333,949

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$136,760	$175,772	$206,706
Income tax payments, net of refunds	183,398	326,725	(60,621)
Noncash investing and financing activities:
Transfers to other real estate owned	81,605	175,551	270,995
Conversion of preferred stock to common stock	—	31	325,299
Loans to facilitate sales of other real estate owned and short sale	6,380	8,882	15,888
Loans to facilitate sales of loans	1,018	27,149	45,522
Loans to facilitate sale of premises and equipment	—	11,100	—
Loans transferred to loans held for sale, net	144,131	644,915	563,974
Issuance of common stock in lieu of Board of Directors retainer fees	570	520	281
Amortization of preferred stock discount	—	—	21,042

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “we”) is a registered bank holding company that offers a full range of banking services to individuals and small to mid-size businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. The Bank operates 95 banking locations throughout California, six branches in New York, four branches in Georgia, two branches in Massachusetts, one branch in Texas, and four branches in Washington. In Greater China, the Bank’s presence includes three full-service branches in Hong Kong, in Shanghai, and in Shantou. The Bank also has three representative offices in China located in Beijing, Guangzhou and Shenzhen and one in Taipei, Taiwan.

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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying financial statements. In preparing the financial statements, management of the Company has made a number of estimates and assumptions pertaining to the reporting of assets and liabilities, including the fair value of assets acquired and liabilities assumed, the FDIC indemnification asset, valuation of OREO, the allowance for loan losses, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Principles of Consolidation — The consolidated financial statements include the accounts of East West Bancorp, Inc., and its wholly owned subsidiaries, East West Bank and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation. East West also has seven wholly owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

Fair Value — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, in many cases, may require us to make a number of significant judgments. Based on the observability of the inputs used in the valuation techniques, we classify our assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under ASC 820. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

Securities Purchased Under Resale Agreements (“Resale Agreements”) — The Company purchases securities under resale agreements with terms that range from one day to several years. These agreements are collateralized by mortgage-backed securities and mortgage or commercial loans that are generally held by a third party custodian. The purchases are over-collateralized to ensure against unfavorable market price movements. In the event that the fair value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to deliver an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed. Resale agreements that are short-term in nature, or have terms of up to 90 days, are included in cash and cash equivalents. Resale agreements with terms greater than 90 days are separately categorized.

Investment Securities — The Company classifies its investment securities according to their purpose and holding period. Investment securities available-for-sale are reported at estimated fair value, with unrealized gains and losses excluded from operations and reported as a separate component of accumulated other comprehensive income or loss, net of tax, in stockholders’ equity.

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

Loans Receivable — Loans receivable that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amounts outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

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

Troubled Debt Restructurings (“TDR”) — A loan is identified as a troubled debt restructure when a borrower is experiencing financial difficulties and for economic or legal reasons related to these difficulties the Company grants a concession to the borrower in the restructuring that it would not otherwise consider. The Company has granted a concession when, as a result of the restructuring to a troubled borrower, it does not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. A restructuring executed at an interest rate that is at market interest rates is not a TDR. All troubled debt restructurings are reviewed for impairment. For modifications where we forgive principal, the entire amount of such principal forgiveness is immediately charged off. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can perform under the restructured terms. However, the borrower’s performance prior to the restructuring, or other significant events at the time of restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan remaining on accrual status or being returned to accrual status after a shorter performance period. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan. Loans classified as TDRs are reported as impaired loans.

Allowance for Loan Losses — The allowance for loan losses is established as management’s estimate of probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. Additionally, non-classified loans are also considered in the allowance for loan losses calculation and are factored in based on the historical loss experience adjusted for various qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the contractual terms of the loan agreement. Factors considered by management in determining and measuring loan impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for residential, commercial real estate, and commercial and industrial loans based on the loan’s observable market price or the fair value of the collateral, less costs to sell, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency is charged off against the allowance for loan losses. Consumer loans consist of homogeneous smaller balance loans and are reviewed on a collective basis for impairment.

Acquired Loans — Acquired loans are valued as of acquisition date in accordance with ASC 805. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30. Further, the Company has elected to account for all other acquired loans within the scope of ASC 310-30 using the same methodology.

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

At acquisition, the excess of the cash flows expected to be collected over the recorded investment is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the cash flows expected to be collected is considered to be the nonaccretable difference. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value that are significant and probable are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date that are probable are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

Covered Loans — Loans acquired in an FDIC-assisted acquisition that are subject to an FDIC shared-loss agreement are referred to as covered loans. Covered loans are reported exclusive of the expected cash flow reimbursements we expect to collect from the FDIC. All covered loans are accounted for under ASC 805 and ASC 310-30.

FDIC Indemnification Asset — In conjunction with the FDIC-assisted acquisitions of Washington First International Bank and United Commercial Bank, the Bank entered into shared-loss agreements with the FDIC related to covered loans and covered other real estate owned (see “Covered Other Real Estate Owned” below). The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreement. The Company has elected to account for amounts receivable under the shared-loss agreements as an indemnification asset in accordance with ASC 805. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered loans over those expected will increase the FDIC indemnification asset. Over the life of the FDIC indemnification asset, increases and decreases are recorded as adjustments to noninterest income. In December 2010, the bank lowered the credit discount on the UCB covered loan portfolio as the credit quality was performing better than originally estimated. By lowering the credit discount, interest income will increase over the life of the loans. Correspondingly, with the lowered credit discount, the expected reimbursement from the FDIC under the loss sharing agreement will decrease, resulting in amortization on the FDIC indemnification asset which is recorded as a charge to noninterest income.

Other Real Estate Owned — Other real estate owned (“OREO”) represents properties acquired through foreclosure or through full or partial satisfaction of loans, is considered held for sale, and is recorded at the lower of cost or estimated fair value at the time of foreclosure. Loan balances in excess of the fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, the real estate is carried at the lower of carrying value or fair value less costs to sell. Subsequent declines in the fair value of OREO below the carrying value are recorded through the use of a valuation allowance by charges to noninterest expense. Any subsequent operating expenses or income of such properties are also charged to noninterest expense. If the OREO is sold within three months of foreclosure, the Company substitutes the value received in the sale (net of costs to sell) for the fair value (less costs to sell). Any adjustment made to the loss originally recognized at the time of foreclosure is then charged against or credited to the allowance for loan losses, if deemed material. Otherwise, any declines in value, after foreclosure, are recorded in non-interest expense as gains or losses from the sale or disposition of the real estate. Gain recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer’s initial investment in the property sold.

Covered Other Real Estate Owned — All other real estate owned acquired in an FDIC-assisted acquisition that are subject to an FDIC shared-loss agreement are referred to as covered other real estate owned. Covered other real estate owned is reported exclusive of the expected cash flow reimbursements we expect to collect from the FDIC. Upon transferring covered loan collateral to covered other real estate owned status, acquisition date fair value discounts on the related loan are also transferred to covered other real estate owned. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount through expense and a corresponding increase of the FDIC reimbursement for 80% of the adjustment resulting in income.  The net of that expense and income is the non-reimbursed portion or 20% of the estimated loss to the Bank which is the net amount charged against earnings.

Investment in Affordable Housing Partnerships — The Company owns limited partnership interests in projects of affordable housing for lower income tenants. The investments in which the Company has a limited partnership interest that exceeds 5% are recorded using the equity method of accounting. The remaining investments are recorded using the cost method and are being amortized over the life of the related tax credits. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company’s income tax returns. The investments are reviewed for impairment on an annual basis or on an interim basis if an event occurs that would trigger potential impairment.

Goodwill and Other Intangible Assets — The Company has goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, as a result of various past acquisitions. Goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Premiums on deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized over the projected useful lives of the deposits, which is typically 7 to 15 years. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment on goodwill and premiums on deposits is recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Investment in Federal Home Loan Bank Stock — As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon our balance of residential mortgage loans and outstanding FHLB advances. As a result of the acquisition of WFIB in 2010, the Bank also owns common stock in the FHLB of Seattle. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Cash dividends are accrued and reported as dividend income.

Investment in Federal Reserve Bank Stock — As a member of the Federal Reserve Bank (“FRB”) of San Francisco, the Bank is required to maintain stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Cash dividends are accrued and reported as dividend income.

Premises and Equipment — The Company’s premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

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

Securities Sold Under Repurchase Agreements (“Repurchase Agreements”) — The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.

Long-Term Debt — Long-term debt consists of junior subordinated debt. The Company has established nine statutory business trusts whereby the Company is the owner of all the beneficial interests represented by the common securities of the Trusts, and third parties hold the fixed and variable rate capital securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory reporting purposes. However, these securities will be phased out of the Tier I capital beginning in 2013, fully phased out by 2016.

The Trusts are not consolidated by the Company. Two of the nine trusts were dissolved during 2011. Junior subordinated debt represents liabilities of the Company to the Trusts and is included in long-term debt on the accompanying consolidated balance sheets.

Federal Funds Purchased — The Company utilizes federal funds purchased as part of its short-term financing strategy. Federal funds purchased are generally overnight borrowings and mature within one business day to six months from the transaction date.

Income Taxes — Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

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

Stock-Based Compensation — The Company issues stock-based compensation to certain employees, officers, and directors and accounts for stock options using the fair value method, which generally results in compensation expense recognition.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) an agreement that provides the Company with both the unilateral ability to cause the holder to return specific assets and a more than trivial benefit attributable to that ability. The difference between the net proceeds received and the carrying amount of the financial assets being sold is recognized as a gain or loss on sale.

Earnings Per Share (“EPS”) — The Company applies the two-class method of computing EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stock, which receive dividends as declared, qualify as participating securities. Restricted stock units issued by the Company are not considered participating securities, as they do not have dividend distribution rights during the vesting period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus potential dilutive shares.

Comprehensive Income — The term “comprehensive income” describes the total of all components of comprehensive income, including net income and other comprehensive income. “Other comprehensive income” refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income because they have been recorded directly in equity under the provisions of other Financial Accounting Standards Board statements. In accordance with the adoption of ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, the Company presents comprehensive income in the consolidated statements of comprehensive income, which was formerly presented in the consolidated statements of changes in stockholders’ equity.

Derivative Financial Instruments — As part of the asset and liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate and foreign currency risks. All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the consolidated balance sheet at fair value with the change in fair value reported in earnings. When master netting agreements exist, the Company nets counterparty positions with any cash collateral received or delivered.

The Company’s interest rate swaps on certain certificates of deposit qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging. The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating the derivative contract as a “fair value hedge” which is a hedge of a recognized asset or liability. All derivatives designated as fair value hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet. Both at inception and quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in the fair value of the hedged item. Retroactive effectiveness is also assessed as well as the continued expectation that the hedge will remain effective prospectively. Any ineffective portion of the changes of fair value hedges is recognized immediately in interest expense in the consolidated statements of income.

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

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded in the consolidated statements of income.

Reclassifications — Certain items in the consolidated balance sheet and the consolidated statements of income for the years ended December 31, 2011 and 2010 were reclassified to conform to the 2012 and 2011 presentation, respectively. These reclassifications did not affect previously reported net income.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The FASB amended ASU 2011-05 in December 2011, with the issuance of ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Both standards are effective for interim and annual periods beginning after December 15, 2011. The adoption of these standards only affected the presentation of the Company’s consolidated financial statements and did not have an impact on the financial amounts presented in the statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 gives both public and nonpublic companies the option to qualitatively determine whether they can bypass the two-step goodwill impairment test under ASC 350-20, Intangibles — Goodwill and Other: Goodwill. Under ASU 2011-08, if a company chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. The Company has elected to continue to assess the two-step goodwill impairment, quantitatively. As such, this guidance did not have an impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information is intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU. The amended guidance is effective for interim and annual periods beginning after January 1, 2013 and should be applied retrospectively to all periods presented. The Company does not expect the adoption of the disclosure requirements to have a material effect on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The standard instructs that when a reporting entity recognizes an indemnification asset, it should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amended guidance is effective for interim and annual periods beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements, as the Company had applied this methodology prior to the issuance of this ASU.

2.                                      FAIR VALUE

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

•                  Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category typically includes pooled trust preferred securities, impaired loans and derivatives payable.

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

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the consolidated balance sheets at their fair values as of December 31, 2012 and 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers in and out of Levels 1 and 3 or Levels 2 and 3 during 2012 and 2011.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2012
	Fair Value Measurements December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$460,677	$460,677	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	197,855	—	197,855	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	180,665	—	180,665	—
Residential mortgage-backed securities	1,144,085	—	1,144,085	—
Municipal securities	167,093	—	167,093	—
Other commercial mortgage-backed securities:
Investment grade	17,084	—	17,084	—
Corporate debt securities:
Investment grade	411,983	—	411,983	—
Non-investment grade	17,417	—	12,617	4,800
Other securities	10,170	—	10,170	—
Total investment securities available-for-sale	$2,607,029	$460,677	$2,141,552	$4,800
Equity swap agreements	$—	$—	$—	$—
Foreign exchange options	5,011	—	5,011	—
Interest rate swaps	36,943	—	36,943	—
Short-term foreign exchange contracts	896	—	896	—
Derivatives liabilities	(42,060)	—	(39,008)	(3,052)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2011
	Fair Value Measurements December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,725	$20,725	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	576,578	—	576,578	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	49,315	—	49,315	—
Residential mortgage-backed securities	993,770	—	993,770	—
Municipal securities	79,946	—	79,946	—
Other commercial mortgage-backed securities:
Investment grade	—	—	—	—
Corporate debt securities:
Investment grade	1,322,561	—	1,322,561	—
Non-investment grade	19,615	—	17,380	2,235
Other securities	10,068	—	10,068	—
Total investment securities available-for-sale	$3,072,578	$20,725	$3,049,618	$2,235
Equity swap agreements	$202	$—	$202	$—
Foreign exchange options	3,899	—	3,899	—
Interest rate swaps	20,474	—	20,474	—
Short-term foreign exchange contracts	1,403	—	1,403	—
Derivatives liabilities	(24,164)	—	(21,530)	(2,634)

	Assets Measured at Fair Value on a Non-Recurring Basis
	for the Twelve Months Ended December 31, 2012
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Twelve Months Ended
	December 31,	Assets	Inputs	Inputs	December 31,
	2012	(Level 1)	(Level 2)	(Level 3)	2012
	(In thousands)
Non-covered impaired loans:
Total residential	$23,043	$—	$23,043	$—	$(4,803)
Total commercial real estate	31,737	—	31,737	—	(8,405)
Total commercial and industrial	12,838	—	3,150	9,688	(14,540)
Total consumer	372	—	372	—	(264)
Total non-covered impaired loans	$67,990	$—	$58,302	$9,688	$(28,012)
Non-covered OREO	$2,065	$—	$2,065	$—	$(5,122)
Covered OREO (1)	$10,468	$—	$10,468	$—	$(11,183)
Loans held for sale	$—	$—	$—	$—	$(4,730)

	Assets Measured at Fair Value on a Non-Recurring Basis
	for the Twelve Months Ended December 31, 2011
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Twelve Months Ended
	December 31,	Assets	Inputs	Inputs	December 31,
	2011	(Level 1)	(Level 2)	(Level 3)	2011
	(In thousands)
Non-covered impaired loans:
Total residential	$16,626	$—	$16,626	$—	$(7,380)
Total commercial real estate	45,679	—	45,679	—	(39,839)
Total commercial and industrial	12,516	—	—	12,516	(14,330)
Total consumer	—	—	—	—	—
Total non-covered impaired loans	$74,821	$—	$62,305	$12,516	$(61,549)
Non-covered OREO	$8,491	$—	$8,491	$—	$(3,015)
Covered OREO (1)	$35,926	$—	$35,926	$—	$(26,251)
Loans held for sale	$14,527	$—	$14,527	$—	$(12,867)

(1)                                        Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $11.2 million in losses, or $2.2 million, and 20% of the $26.3 million in losses, or $5.3 million, for the year ended December 31, 2012 and 2011, respectively.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

	Investment Securities Available-for-Sale
		Other Residential	Corporate
		Mortgage-Backed	Debt
		Securities	Securities
		Non-Investment	Non-Investment
	Total	Grade	Grade	Derivatives
	(In thousands)
Beginning balance, January 1, 2012	$2,235	$—	$2,235	$(2,634)
Total gains or (losses): (1)
Included in earnings	(99)	—	(99)	(418)
Included in other comprehensive unrealized gain (2)	2,711	—	2,711	—
Purchases, issuances, sales, settlements (3)
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(47)	—	(47)	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance, December 31, 2012	$4,800	$—	$4,800	$(3,052)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at December 31, 2012	$99	$—	$99	$418

	Investment Securities Available-for-Sale
		Other Residential	Corporate
		Mortgage-Backed	Debt
		Securities	Securities
		Non-Investment	Non-Investment
	Total	Grade	Grade	Derivatives
	(In thousands)
Beginning balance, January 1, 2011	$9,027	$6,254	$2,773	$(3,449)
Total gains or (losses): (1)
Included in earnings	(6,293)	(5,660)	(633)	815
Included in other comprehensive unrealized gain (loss) (2)	8,567	8,763	(196)	—
Purchases, issuances, sales, settlements (3)
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	(9,357)	(9,357)	—	—
Settlements	291	—	291	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance, December 31, 2011	$2,235	$—	$2,235	$(2,634)
Changes in unrealized losses (gains) included in earnings relating to assets and liabilities still held at December 31, 2011	$633	$—	$633	$(815)

(1)                                        Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities. Realized gains or losses are reported in the consolidated statements of income.

(2)                                        Unrealized gains or losses on investment securities are reported in accumulated other comprehensive loss, net of tax in the consolidated statements of comprehensive income.

(3)                                        Purchases, issuances, sales and settlements represent Level 3 assets and liabilities that were either purchased, issued, sold, or settled during the period. The amounts are recorded at their end of period fair values.

Valuation Methodologies

Investment Securities Available-for-Sale — The fair values of available-for-sale investment securities are generally determined by prices obtained from independent external pricing service providers who have experience in valuing these securities or by comparison to the average of at least two quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.

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

For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit risk and liquidity risk premium, specific nonperformance, and default experience in the collateral underlying the securities. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for credit risk and liquidity risk. The actual Level 3 unobservable assumption rates used as of December 31, 2012 include: a constant prepayment rate of 0% for year 1-5 and 1% thereafter, a constant default rate of 1.2% for year 1-5 and 0.75% thereafter, and a recovery assumption of 0% for existing deferrals/defaults and 15% for future deferrals with a recovery lag of 60 months. The losses recorded in the period are recognized in noninterest income.

Derivative Liabilities — The Company’s derivative liabilities include derivatives payable that fall within Level 3 and all other derivative liabilities which fall within Level 2. The derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CDs pay interest based on changes in either the Chinese currency Renminbi (“RMB”) or the Hang Seng China Enterprises Index (“HSCEI”), as designated, and are included in interest-bearing deposits on the consolidated balance sheets. CDs paying interest based on changes in the HSCEI matured during 2012. The fair value of these embedded derivatives is based on the income approach. The payable is divided by the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion the Company applied a risk premium comparable to an agency security risk premium. For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on our institutional credit rating, which resulted in a nominal adjustment to the valuation of the derivative liabilities for the year ended December 31, 2012. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable. The actual Level 3 unobservable input used as of December 31, 2012 was a credit risk adjustment with a range of 1.55% to 1.63%. The Level 2 derivative liabilities are mostly comprised of the offsetting interest rate swaps with other counterparties. Refer to “Interest Rate Swaps” within this footnote for complete discussion.

Equity Swap Agreements — The Company has entered into equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product has a term of 5 years, which matured during 2012, and paid interest based on the performance of the HSCEI. For 2011, the fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party.

Foreign Exchange Options — The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in an adjustment of $0.1 million to the valuation of the foreign exchange options for the year ended December 31, 2012. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps — The Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company has also entered into pay-variable, receive-fixed swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company’s consideration of the counterparty’s credit risk resulted in a $0.1 million adjustment to the valuation of the interest rate swaps for the year ended December 31, 2012. The valuation of the interest rate swap falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Short-term Foreign Exchange Contracts — The Company entered into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations. The Company enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company does not assume any foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The fair value is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts for the year ended December 31, 2012. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Impaired Loans — The Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received. The fair values may be adjusted as needed based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. Impaired loans fall within Level 2 or Level 3 of the fair value hierarchy as appropriate. Level 2 values are measured at fair value based on the most recent valuation information received on the underlying collateral. Level 3 values additionally include adjustments by the Company for historical knowledge and for changes in market conditions.

Other Real Estate Owned — The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans and are recorded at estimated fair value less cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department, or OREO department. OREO properties are classified as Level 2 assets in the fair value hierarchy. The non-covered OREO balance of $32.9 million and the covered OREO balance of $26.8 million are included in the consolidated balance sheets as of December 31, 2012.

Loans Held for Sale — The Company’s loans held for sale are carried at the lower of cost or market value. These loans are currently comprised of mostly student loans. For these loans, the fair value of loans held for sale is derived from current market prices and comparative current sales. For the remainder of the loans held for sale, which fall within Level 2, the fair value is derived from third party sale analysis, existing sale agreements, or appraisal reports on the loans’ underlying collateral. As such, the Company records any fair value adjustments on a nonrecurring basis.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2012 and 2011 were as follows:

	December 31,
	2012		2011
	Carrying		Carrying
	Amount or		Amount or
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,323,106	$1,323,106	$1,431,185	$1,431,185
Short-term investments	366,378	366,378	61,834	61,834
Securities purchased under resale agreements	1,450,000	1,442,302	786,434	791,745
Investment securities available-for-sale	2,607,029	2,607,029	3,072,578	3,072,578
Loans held for sale	174,317	180,349	278,603	285,181
Loans receivable, net	14,645,785	14,743,218	13,984,930	13,520,712
Investment in Federal Home Loan Bank stock	107,275	107,275	136,897	136,897
Investment in Federal Reserve Bank stock	48,003	48,003	47,512	47,512
Accrued interest receivable	94,837	94,837	89,686	89,686
Equity swap agreements	—	—	22,709	202
Foreign exchange options	85,614	5,011	85,614	3,899
Interest rate swaps	1,190,793	36,943	585,196	20,474
Short-term foreign exchange contracts	112,459	896	210,295	1,403

Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	12,187,740	12,187,740	10,307,001	10,307,001
Time deposits	6,121,614	6,115,530	7,146,001	7,194,125
Federal Home Loan Bank advances	312,975	333,060	455,251	479,029
Securities sold under repurchase agreements	995,000	1,173,830	1,020,208	1,177,331
Other borrowings	20,000	20,000	—	—
Accrued interest payable	10,855	10,855	15,447	15,447
Long-term debt	137,178	83,762	212,178	144,392
Derivatives liabilities	1,392,494	42,060	835,913	24,164

The following table shows the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the consolidated balance sheets at fair value at December 31, 2012 and 2011.

	December 31, 2012
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,323,106	$1,323,106	$—	$—
Short-term investments	366,378	—	366,378	—
Securities purchased under resale agreements	1,442,302	—	1,442,302	—
Loans held for sale	180,349	—	180,349	—
Loans receivable, net	14,743,218	—	—	14,743,218
Investment in Federal Home Loan Bank stock	107,275	—	107,275	—
Investment in Federal Reserve Bank stock	48,003	—	48,003	—
Accrued interest receivable	94,837	—	94,837	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	12,187,740	—	12,187,740	—
Time deposits	6,115,530	—	—	6,115,530
Federal Home Loan Bank advances	333,060	—	333,060	—
Securities sold under repurchase agreements	1,173,830	—	1,173,830	—
Other borrowings	20,000	—	20,000	—
Accrued interest payable	10,855	—	10,855	—
Long-term debt	83,762	—	83,762	—

	December 31, 2011
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,431,185	$1,431,185	$—	$—
Short-term investments	61,834	—	61,834	—
Securities purchased under resale agreements	791,745	—	791,745	—
Loans held for sale	285,181	—	285,181	—
Loans receivable, net	13,520,712	—	—	13,520,712
Investment in Federal Home Loan Bank stock	136,897	—	136,897	—
Investment in Federal Reserve Bank stock	47,512	—	47,512	—
Accrued interest receivable	89,686	—	89,686	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	10,307,001	—	10,307,001	—
Time deposits	7,194,125	—	—	7,194,125
Federal Home Loan Bank advances	479,029	—	479,029	—
Securities sold under repurchase agreements	1,177,331	—	1,177,331	—
Other borrowings	—	—	—	—
Accrued interest payable	15,447	—	15,447	—
Long-term debt	144,392	—	144,392	—

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

Short-Term Investments — The fair values of short-term investments generally approximate their book values due to their short maturities. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Securities Purchased Under Resale Agreements — Securities purchased under resale agreements with original maturities of 90 days or less are included in cash and cash equivalents. The fair value of securities purchased under resale agreements with original maturities of more than 90 days is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Investment Securities Available-For-Sale — The fair values of the investment securities available-for-sale are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values. For pooled trust preferred securities, fair values are based on discounted cash flow analyses. Due to the unobservable inputs used within the discounted cash flow analysis, the estimate for pooled trust preferred securities is considered to be within Level 3 of the fair value hierarchy. The remainder of the portfolio is classified within Level 1 and Level 2, as discussed earlier in this footnote.

Loans Held for Sale — The fair value of loans held for sale is derived from current market prices and comparative current sales. For loans held for sale, which fall within Level 2, the fair value is derived from third party sale analysis, existing sale agreements, or appraisal reports. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Loans Receivable, net (includes covered and non-covered loans) — The fair value of loans is determined based on the discounted cash flow approach considered for an entry price value. The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within the loan portfolio. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of credit for such loans. Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 3 of the fair value hierarchy.

Investment in Federal Home Loan Bank Stock and Federal Reserve Bank Stock — The carrying amount approximates fair value, as the stock may be sold back to the Federal Home Loan Bank and the Federal Reserve Bank at carrying value. The valuation of these instruments is the carrying amount as these investments can only be sold and purchased from the Federal Home Loan Bank and Federal Reserve Bank respectively. The valuation of these investments is considered to be within Level 2 of the fair value hierarchy, as the restrictions and value of the investments are the same for all financial institutions which are required to hold these investments.

Other Borrowings — The carrying amounts approximate fair values due to the short-term nature of these instruments, as such, due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are considered to be within Level 2 of the fair value hierarchy.

Accrued Interest Receivable — The carrying amounts approximate fair values due to the short-term nature of these instruments, as such, due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are considered to be within Level 2 of the fair value hierarchy.

Equity Swap Agreements — Equity swap agreements matured during 2012. For 2011, the fair value of the derivative contracts is provided by a third party and is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to maturity. We also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Foreign Exchange Options — The fair value of the derivative contracts is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate and time remaining to the maturity. We also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Interest Rate Swaps — The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Short-term Foreign Exchange Contracts — The fair value of short-term foreign exchange contracts is determined based on the change in foreign exchange rate. We also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Customer Deposit Accounts — The carrying amounts approximate fair value for demand and interest checking deposits, savings deposits, and certain money market accounts as the amounts are payable on demand at the reporting date. Due to the observable nature of the inputs used in deriving the estimated fair value these instruments are considered to be within Level 2 of the fair value hierarchy. For time deposits, the cash flows are based on the contractual runoff and are discounted by the Bank’s current offering rates, plus spread. Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 3 of the fair value hierarchy.

Federal Home Loan Bank Advances — The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for advances with similar remaining maturities and rates at each reporting date. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Securities Sold Under Repurchase Agreements — For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At December 31, 2012 and 2011, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Accrued Interest Payable — The carrying amounts approximate fair values due to the short-term nature of these instruments, as such, due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are considered to be within Level 2 of the fair value hierarchy.

Long-Term Debt — The fair values of long-term debt are estimated by discounting the cash flows through maturity based on current market rates the Bank would pay for new issuances. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Derivatives Liabilities — The Company’s derivatives liabilities include “derivatives payable” and all other derivative liabilities. The Company’s derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CD’s pay interest based on changes in RMB or the HSCEI, as designated. CDs paying interest based on changes in the HSCEI matured during 2012. The fair value of derivatives payable is estimated using the income approach. Additionally, we considered our own credit risk in determining the valuation. The other derivative liabilities are mostly comprised of the off-setting interest rate swaps. The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of the interest rate swaps within derivative liabilities, the estimate is considered to be within Level 2 of the fair value hierarchy. Due to the unobservable nature of the inputs used in deriving the estimated fair value of derivatives payable within derivative liabilities, this estimate is considered to be within Level 3 of the fair value hierarchy.

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

3.                                      CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents include cash, amounts due from banks, money-market funds, and other short-term investments with original maturities up to 90 days. Short-term investments include short-term bank placements and overnight securities purchased under resale agreements, recorded at cost, which approximates market.

The composition of cash and cash equivalents at December 31, 2012 and 2011 is presented as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Cash and amounts due from banks	$933,050	$761,892
Cash equivalents:
Money market funds	3,526	621
Other short-term investments	386,530	668,672
Total cash and cash equivalents	$1,323,106	$1,431,185

Short-term investments include interest-bearing deposits in other banks and other short-term investments with original maturities of greater than 90 days and less than one year.

The following table provides information on short-term investments as of and for the period ended December 31, 2012 and 2011.

	December 31,
	2012	2011
	(Dollars in thousands)
Balance at end of year	$366,378	$61,834
Average balance outstanding during the year	242,937	107,893
Maximum balance outstanding at any month-end	367,283	141,627
Weighted average interest rate at end of year	2.64%	1.34%

4.                                      SECURITIES PURCHASED UNDER RESALE AGREEMENTS

Securities purchased under resale agreements (“resale agreements”) increased to $1.45 billion as of December 31, 2012, compared with $786.4 million at December 31, 2011. The increase as of December 31, 2012 reflects additions of resale agreements of $1.40 billion entered into during 2012 offset with pay downs and maturities of $736.4 million.

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

Total interest income on resale agreements amounted to $20.4 million, $19.2 million, and $14.2 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

5.                                      INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of December 31, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$459,613	$1,135	$(71)	$460,677
U.S. Government agency and U.S. Government sponsored enterprise debt securities	197,264	673	(82)	197,855
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	174,036	6,665	(36)	180,665
Residential mortgage-backed securities	1,123,880	20,883	(678)	1,144,085
Municipal securities	163,333	4,491	(731)	167,093
Other commercial mortgage-backed securities:
Investment grade	16,999	85	—	17,084
Non-investment grade	—	—	—	—
Corporate debt securities:
Investment grade	429,318	237	(17,572)	411,983
Non-investment grade (1)	24,620	355	(7,558)	17,417
Other securities	9,955	215	—	10,170
Total investment securities available-for-sale	$2,599,018	$34,739	$(26,728)	$2,607,029

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of December 31, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$19,892	$833	$—	$20,725
U.S. Government agency and U.S. Government sponsored enterprise debt securities	575,148	1,709	(279)	576,578
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	46,008	3,307	—	49,315
Residential mortgage-backed securities	963,688	30,854	(772)	993,770
Municipal securities	76,255	3,696	(5)	79,946
Other commercial mortgage-backed securities:
Investment grade	—	—	—	—
Non-investment grade	—	—	—	—
Corporate debt securities:
Investment grade	1,411,409	6,762	(95,610)	1,322,561
Non-investment grade (1)	30,693	—	(11,078)	19,615
Other securities	9,875	195	(2)	10,068
Total investment securities available-for-sale	$3,132,968	$47,356	$(107,746)	$3,072,578

(1)                                        For 2012, the Company recorded $99 thousand, on a pre-tax basis, of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust securities in other comprehensive income. For 2011, the Company recorded $633 thousand, on a pre-tax basis, of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust securities and other mortgage-backed securities in other comprehensive income.

The Company did not have any investment securities held-to-maturity as of December 31, 2012 and 2011.

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

As a result of the ongoing financial crisis in the U.S. and global markets, the market for the pooled trust preferred securities has been distressed since mid-2007. It is the Company’s view that current broker prices (which are typically non-binding) on these securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value. For the pooled trust preferred securities the Company determined their fair values using the methodologies set forth in Note 2 to the Company’s consolidated financial statements presented elsewhere in this report.

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the years ended December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Beginning balance	$115,412	$124,340

Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	99	633
Reduction for securities sold	—	(9,561)
Ending balance	$115,511	$115,412

For the year ended December 31, 2012, the Company recorded $28.2 million of gross gains and $27.4 million of gross losses resulting in a net income statement impact of $757 thousand of gain on sale of investment securities. As compared to December 31, 2011, the Company recorded $18.1 million of gross gains and $8.4 million of gross losses resulting in a net income statement impact of $9.7 million of gain on sale of investment securities. For the year ended December 31, 2010, the Company recorded $33.5 million of gross gains and $2.3 million of gross losses resulting in a net income statement impact of $31.2 million of gain on sale of investment securities. The tax expense on the sale of investment securities available-for-sale amounted to $318 thousand, $4.1 million and $13.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total net proceeds for these sales were $1.23 billion, $702.6 million and $1.34 billion for 2012, 2011 and 2010, respectively.

The following tables show the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, for the years ended December 31, 2012 and 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of December 31, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$95,232	$(71)	$—	$—	$95,232	$(71)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	24,912	(82)	—	—	24,912	(82)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	10,013	(36)	—	—	10,013	(36)
Residential mortgage-backed securities	215,826	(678)	—	—	215,826	(678)
Municipal securities	48,363	(731)	—	—	48,363	(731)
Corporate debt securities:
Investment grade	225,819	(5,391)	182,697	(12,181)	408,516	(17,572)
Non-investment grade	—	—	12,574	(7,558)	12,574	(7,558)
Other securities	—	—	—	—	—	—
Total investment securities available-for-sale	$620,165	$(6,989)	$195,271	$(19,739)	$815,436	$(26,728)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of December 31, 2011
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	143,265	(279)	—	—	143,265	(279)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	195,393	(772)	—	—	195,393	(772)
Municipal securities	1,158	(5)	—	—	1,158	(5)
Corporate debt securities:
Investment grade	754,055	(61,935)	350,181	(33,675)	1,104,236	(95,610)
Non-investment grade	9,973	(565)	9,595	(10,513)	19,568	(11,078)
Other securities	4,503	(2)	—	—	4,503	(2)
Total investment securities available-for-sale	$1,108,347	$(63,558)	$359,776	$(44,188)	$1,468,123	$(107,746)

Unrealized Losses

The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months is related to investment grade debt securities. As of December 31, 2012, the Company had $412.0 million in investment grade corporate debt securities available-for-sale, representing approximately 16% of the total investment securities available-for-sale portfolio.

As of December 31, 2012, there were 13 individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 5 positions in trust preferred securities with a total fair value of $12.6 million and 8 investment grade debt securities with a fair value of $182.7 million. As of December 31, 2012 there were also 77 securities, not including the 13 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position include 26 residential mortgage-backed securities, 29 municipal securities, 11 investment grade corporate debt securities, 9 U.S. Treasury securities, 1 government agency security, and 1 commercial mortgage-backed security. The unrealized losses on these securities are primarily attributed to the market impact to the sovereign debt crisis in Europe.  The company does not have direct holdings of European sovereign debt. However, the bank is indirectly affected through the overall impact to the market and especially to corporate debt securities pricing.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their current amortized cost basis. As such, the Company does not deem these securities, other than those previously stated, to be other-than-temporarily impaired as of December 31, 2012.

As of December 31, 2011, there were 24 individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 5 positions in pooled trust preferred securities with a total fair value of $9.6 million and 19 investment grade debt securities with fair value of $350.2 million. As of December 31, 2011 there were also 116 securities, excluding the 24 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position include 89 investment grade corporate debt securities, 16 residential mortgage-backed securities, 5 government agency securities, 4 non-investment grade corporate debt securities, 1 municipal security, and 1 other security. The unrealized losses on these securities are primarily attributed to the market impact to the sovereign debt crisis in Europe. The company does not have direct holdings of European sovereign debt. However, the bank is indirectly affected through the overall impact to the market and especially to corporate debt securities pricing.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their current amortized cost basis. As such, the Company does not deem these securities, other than those previously stated, to be other-than-temporarily impaired as of December 31, 2011.

Corporate Debt Securities

Corporate debt securities were reduced by $912.8 million during 2012, primarily due to sales. During the second quarter 2012, the Company reassessed the portfolio and elected to sell these securities to reduce the exposure to specific industries within the corporate debt portfolio. For the remainder of the corporate debt portfolio held as of December 31, 2012 the Company has the intent and ability to hold these securities and it is not more likely than not that the Company will be required to sell the securities before it recovers the cost basis of its investment.

The majority of the unrealized losses related to securities that have been in a continuous loss position of twelve months or longer are due to 5 positions in trust preferred debt securities and 8 investment grade debt. As of December 31, 2012, these trust preferred securities had an estimated fair value of $12.6 million, representing less than 1% of the total investment securities available-for-sale portfolio. As of December 31, 2012, these non-investment grade debt instruments had gross unrealized losses amounting to $7.6 million, or 38% of the total amortized cost basis of these securities, comprised of $2.5 million in unrealized losses and $5.1 million in noncredit-related impairment losses on securities that are other-than-temporarily impaired as of December 31, 2012 pursuant to the provisions of ASC 320-10-65. We recorded an impairment loss of $99 thousand on our portfolio of pooled trust preferred securities during 2012 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

During 2011 and 2010, the Company recorded $633 thousand and $6.7 million, respectively, in noncredit-related impairment losses on five and fourteen trust preferred securities, respectively, due to rating downgrades caused by increases in market spreads, concerns regarding the housing market and lack of liquidity in the market.

Mortgage-Backed Securities

In February 2011, the Company sold its one private-label available-for-sale mortgage-backed security.  This security had a fair value of $6.3 million and gross unrealized losses of $8.7 million as of December 31, 2010. The Company had other-than-temporary impairment of $6.3 million recognized in earnings on this security for the year ended December 31, 2010.

Investment Securities Maturities

The scheduled maturities of investment securities at December 31, 2012 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due within one year	$208,557	$204,931
Due after one year through five years	535,748	536,156
Due after five years through ten years	623,366	615,309
Due after ten years	1,231,347	1,250,633
Total investment securities available-for-sale	$2,599,018	$2,607,029

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

At December 31, 2012 and 2011, investment securities available-for-sale with a par value of $1.78 billion and $2.17 billion, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, Federal Reserve Bank’s discount window, or for other purposes required or permitted by law.

At December 31, 2012 and 2011, we had no held-to-maturity investment securities.

6.             DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the fair value and balance sheet classification of derivative instruments as of December 31, 2012 and 2011. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If the counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset. The valuation methodology of derivative instruments is disclosed in Note 2 to the Company’s consolidated financial statements presented elsewhere in this report.

	Fair Values of Derivative Instruments
	December 31, 2012			December 31, 2011
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets (1)	Liabilities (1)	Amount	Assets (1)	Liabilities (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$50,000	$—	$1,521	$200,000	$998	$639
Total derivatives designated as hedging instruments	$50,000	$—	$1,521	$200,000	$998	$639

Derivatives not designated as hedging instruments:
Equity swap agreements	$—	$—	$—	$22,709	$202	$204
Foreign exchange options	85,614	5,011	3,052	85,614	3,899	2,430
Interest rate swaps	1,190,793	36,943	36,799	485,196	19,476	19,924
Short-term foreign exchange contracts	112,459	896	688	210,295	1,403	967
Total derivatives not designated as hedging instruments	$1,388,866	$42,850	$40,539	$803,814	$24,980	$23,525

(1)

Derivative assets, which are a component of other assets, include the estimated settlement of the derivative asset position. Derivative liabilities, which are a component of other liabilities and deposits, include the estimated settlement of the derivative liability position.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit — The Company is exposed to changes in the fair value of certain of its fixed rate certificates of deposit due to changes in the benchmark interest rate, LIBOR. During 2011, the Company entered into four $50.0 million receive-fixed, pay-variable interest rate swaps with major brokerage firms as fair value hedges of four $50.0 million fixed rate certificates of deposit with the same maturity dates. In 2012, these fair value hedge interest rate swaps, with a total notional amount of $200.0 million, were called by the counterparties. As a result, the Company exercised the right to call the underlying certificates of deposit. During 2012, the Company entered into two swap agreements, a $30.0 million and $20.0 million receive-fixed, pay-variable interest rate swaps with major brokerage firms as fair value hedges of a $30.0 million and $20.0 million fixed rate certificates of deposit with the same maturity dates. Interest rate swaps designated as fair value hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2012 and 2011 the total notional amount of the interest rate swaps on the certificates of deposit was $50.0 million and $200.0 million, respectively.

The fair value of the interest rate swaps amounted to a $1.5 million liability, as of December 31, 2012. The fair value of the interest rate swaps amounted to a $998 thousand asset and $639 thousand liability, respectively, as of December 31, 2011.  During the year ended December 31, 2012 and 2011, the Company recognized a net reduction of $3.6 million and a net loss of $891 thousand, respectively, in expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $3.7 million and $2.5 million, for the years ended December 31, 2012 and 2011, respectively, related to net settlements on the derivatives.

Derivatives Not Designated as Hedging Instruments

Equity Swap Agreements — In December 2007, the Company entered into two equity swap agreements with a major investment brokerage firm to economically hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers which has a term of 5 years and pays interest based on the performance of the HSCEI. Under ASC 815, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market each reporting period with resulting changes in fair value recorded in the consolidated statements of income. These equity swap agreements matured during 2012. As of December 31, 2011, the notional amount of the equity swap agreements totaled $22.7 million.

The fair values of the equity swap agreements and embedded derivative liability for these derivative contracts amounted to $202 thousand and $204 thousand as of December 31, 2011, respectively.

Foreign Exchange Options — During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against currency exchange rate fluctuations in a certificate of deposit product available to bank customers. This product, which has a term of 5 years, pays interest based on the performance of the Chinese currency Renminbi (“RMB”) relative to the U.S. Dollar. Under ASC 815, a certificate of deposit that pays interest based on changes in currency exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded derivative instruments and the freestanding foreign exchange option contracts are marked-to-market each reporting period with resulting changes in fair value reported in the consolidated statements of income.

As of December 31, 2012 and 2011 the notional amount of the foreign exchange options totaled $85.6 million and $85.6 million, respectively. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $5.0 million asset and a $3.1 million liability as of December 31, 2012. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $3.9 million asset and $2.4 million liability as of December 31, 2011. The Company delivered collateral, in the form of securities to counterparty institutions, valued at $940 thousand and $636 thousand, respectively, for foreign exchange option contracts that were in a net liability position as of December 31, 2012 and 2011.

Interest Rate Swaps — Since the fourth quarter of 2010, the Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to economically hedge against an interest rate swap product offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company does not assume any interest rate risk since the swap agreements mirror each other. As of December 31, 2012 and 2011 the notional amount of the interest rate swaps with the institutional counterparties totaled $1.19 billion and $485.2 million, respectively. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the consolidated statements of income.

The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $36.9 million asset and $36.8 million liability, respectively, as of December 31, 2012. The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $19.5 million asset and $19.9 million liability, respectively, as of December 31, 2011. The Company delivered collateral, in the form of securities to counterparty institutions, valued at $44.8 million and $23.5 million, respectively, for interest rate swap agreements that were in a net liability position as of December 31, 2012 and 2011.

Short-term Foreign Exchange Contracts — The Company also enters into short-term forward foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of December 31, 2012 and 2011, the notional amount of the foreign exchange contracts totaled $112.5 million and $210.3 million, respectively. The fair values of the short-term foreign exchange contracts amounted to a $896 thousand asset and $688 thousand liability, respectively, as of December 31, 2012. The fair values of the foreign exchange contracts amounted to a $1.4 million asset and $1.0 million liability, respectively, as of December 31, 2011.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the year ended December 31, 2012 and 2011:

		Year Ended
		December 31,
	Location in Consolidated
	Statements of Operations	2012	2011	2010
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value	Interest expense	$(1,076)	$2,930	$—
	Total net (expense) income	$(1,076)	$2,930	$—

Derivatives not designated as hedging instruments
Equity swap agreements	Noninterest expense	$2	$2	$(138)
Foreign exchange options	Noninterest income	389	(392)	—
Foreign exchange options	Noninterest expense	101	16	—
Interest rate swaps	Noninterest income	592	(447)	—
Short-term foreign exchange contracts	Noninterest income	(228)	251	180
	Total net income (expense)	$856	$(570)	$42

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

7.             COVERED ASSETS AND FDIC INDEMNIFICATION ASSET

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

The commercial loan shared-loss agreements related to the UCB and WFIB acquisitions will mature on November 6, 2014 and June 11, 2015, respectively. The single-family residential mortgage loan shared-loss agreements carry expiration dates of November 6, 2019 and June 11, 2020 for UCB and WFIB, respectively. Upon the completion of these agreements, any losses on loans left in the portfolio will belong solely to the Company. However, due to the performance of the covered loan portfolio, the Company does not expect the maturity of these agreements to have a material impact.

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of December 31, 2012 and 2011, the Company’s estimate for this liability to the FDIC for WFIB and UCB was $27.7 million and $10.7 million, respectively.

At each date of acquisition, we initially recognized the loan portfolio acquired from the respective bank at fair value. This represents the discounted value of the expected cash flows from the portfolio. In estimating the nonaccretable difference, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). In the determination of contractual cash flows and cash flows expected to be collected, we assume no prepayment on the ASC 310-30 nonaccrual loan pools as we do not anticipate any significant prepayments on credit impaired loans. For the ASC 310-30 accrual loans for single-family, multifamily and commercial real estate, we used a third party vendor to obtain prepayment speeds, in order to be consistent with market participant’s information. The third party vendor is recognized in the mortgage-industry for the delivery of prepayment and default models for the secondary market to identify loan level prepayment, delinquency, default, and loss propensities. The prepayment rates for the construction, land, and commercial and consumer pools have historically been low and so we applied the prepayment assumptions of our current portfolio using our internal modeling. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected and was considered in determining the fair value of the loans as of the acquisition date. The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30.

The carrying amounts and the composition of the covered loans as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(In thousands)
Real estate loans:
Residential single-family	$362,345	$442,732
Residential multifamily	647,440	918,941
Commercial and industrial real estate	1,348,556	1,773,760
Construction and land	417,631	653,045
Total real estate loans	2,775,972	3,788,478

Other loans:
Commercial business	587,333	831,762
Other consumer	87,651	97,844
Total other loans	674,984	929,606
Total principal balance	3,450,956	4,718,084
Covered discount	(510,208)	(788,295)
Net valuation of loans	2,940,748	3,929,789
Allowance on covered loans	(5,153)	(6,647)
Total covered loans, net	$2,935,595	$3,923,142

Credit Quality Indicators—The covered loans acquired are and will continue to be subject to the Bank’s internal and external credit review and monitoring. The same credit quality indicators are reviewed for the covered portfolio as the non-covered portfolio, to enable the monitoring of the borrower’s credit and the likelihood of repayment.

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

The Company reduced the nonaccretable difference due to the performance of the portfolio and expectation for the inherent losses in the portfolio in the fourth quarter of 2010. By lowering the nonaccretable discount, the overall accretable yield will increase thus increasing the interest income recognized over the remaining life of the loans. This reduction was primarily calculated based on the risk ratings of the loans. If credit deteriorates beyond the respective acquisition date fair value amount of the covered loans under ASC 310-30, such deterioration will be reserved for and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of December, 2012, there is no allowance for the covered loans accounted for under ASC 310-30 related to deterioration as the credit has not deteriorated beyond fair value at acquisition date.

As of the acquisition date, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. Included in the table below for the years ended December 31, 2012, and 2011, are $431.7 million and $583.8 million, respectively, of additional advances, under the shared-loss agreements which are not accounted for under ASC 310-30.  The bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. At December 31, 2012, these additional advances are within our loan segments as follows: $302.3 million of commercial and industrial loans, $83.4 million of commercial real estate loans, $34.5 million of consumer loans and $11.5 million of residential loans. In comparison, at December 31, 2011, these additional advances were within our loan segments as follows: $390.3 million of commercial and industrial loans, $149.1 million of commercial real estate loans, $31.6 million of consumer loans and $12.7 million of residential loans. During the year ended December 31, 2012, the Company recorded $6.5 million of charge-offs on a few specific covered loans outside of the scope of ASC 310-30. There were no charge-offs in prior periods. The provision on covered loans for the years ended December 31, 2012, 2011 and 2010 was $5.0 million, $2.4 million and $4.2 million, respectively. Refer to Note 8 for additional discussion of these covered charge-offs. As of December 31, 2012, $5.2 million, or 2.2%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $5.2 million in allowance is allocated within our loan segments as follows: $2.5 million for commercial real estate loans, $2.4 million for commercial and industrial loans, $194 thousand for consumer loans and $87 thousand for residential loans. At December 31, 2011, $6.6 million or 3.1%, of the total allowance was allocated within our loan segments as follows: $4.0 million for commercial real estate loans, $2.4 million for commercial and industrial loans, $174 thousand for consumer loans and $70 thousand for residential loans.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2012
Real estate loans:
Residential single-family	$345,568	$982	$15,795	$—	$362,345
Residential multifamily	571,061	8,074	68,305	—	647,440
Commercial and industrial real estate	963,069	10,777	367,869	6,841	1,348,556
Construction and land	170,548	15,135	230,776	1,172	417,631
Total real estate loans	2,050,246	34,968	682,745	8,013	2,775,972
Other loans:
Commercial business	434,138	22,533	130,467	195	587,333
Other consumer	85,534	515	1,602	—	87,651
Total other loans	519,672	23,048	132,069	195	674,984
Total principal balance	$2,569,918	$58,016	$814,814	$8,208	$3,450,956

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2011
Real estate loans:
Residential single-family	$427,918	$1,085	$13,729	$—	$442,732
Residential multifamily	779,694	26,124	113,123	—	918,941
Commercial and industrial real estate	1,249,781	43,810	472,003	8,166	1,773,760
Construction and land	242,996	40,859	362,958	6,232	653,045
Total real estate loans	2,700,389	111,878	961,813	14,398	3,788,478
Other loans:
Commercial business	643,117	34,707	149,253	4,685	831,762
Other consumer	96,342	—	1,502	—	97,844
Total other loans	739,459	34,707	150,755	4,685	929,606
Total principal balance	$3,439,848	$146,585	$1,112,568	$19,083	$4,718,084

Credit Risk and Concentrations—At each respective acquisition date the covered loans were grouped into pools of loans with similar characteristics and risk factors per ASC 310-30. The pools were first developed based on loan categories and performance status. As of December 31, 2012 UCB covered loans represent approximately 94% of total covered loans. For the UCB acquisition, the loans were further segregated among the former UCB domestic, Hong Kong, and China portfolios, representing the three general geographic regions. In addition, the Company evaluated the make-up of geographic regions within the construction, land, and multi-family loan portfolios and further segregated these pools into distressed and non-distressed regions based on our historical experience of real estate loans within the non-covered portfolio. As of the date of acquisition 64% of the UCB portfolio was located in California, 10% was located in Hong Kong and 11% was located in New York. This assessment was factored into the day one valuation and discount applied to the loans. As such, geographic concentration risk is considered in the covered loan discount. As of December 31, 2012, credit related to the covered loans has not deteriorated beyond the fair value at acquisition date.

At December 31, 2012 and 2011, $204.3 million and $194.5 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonaccrual loans.

The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	December 31,	December 31,
	2012	2011
	(In thousands)

Covered nonaccrual loans(1) (2) (3)	$204,310	$194,506
Covered loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	204,310	194,506
Other real estate owned covered, net	26,808	63,624
Total covered nonperforming assets	$231,118	$258,130

(1)

Covered nonaccrual loans include loans that meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30 and all losses on covered loans are 80% reimbursed by the FDIC.

(2)	Represents principal balance net of discount.
(3)

Includes $29.6 million and $18.9 million of loans at December 31, 2012 and 2011, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

As of December 31, 2012, we had 37 covered OREO properties with a combined aggregate carrying value of $26.8 million. Approximately 59% and 22% of the carrying value of covered OREO properties as of December 31, 2012 were located in California and Washington, respectively. As of December 31, 2011, we had 82 covered OREO properties with an aggregate carrying value of $63.6 million. During 2012, 54 properties with an aggregate carrying value of $40.8 million were added through foreclosure. The aggregate carrying value at December 31, 2012 includes $10.9 million in net write-downs on covered OREO. During 2012, we sold 99 covered OREO properties for total proceeds of $72.2 million resulting in a total combined net gain on sale of $5.5 million.

Changes in the accretable yield for the covered loans for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
	(In thousands)

Balance at beginning of period	$785,165	$1,153,272
Additions	—	—
Accretion	(193,591)	(208,887)
Changes in expected cash flows	(34,588)	(159,220)
Balance at end of period	$556,986	$785,165

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

During the fourth quarter 2012, the estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference) was reduced as the loss on certain loan pools was evaluated to be lower than expected.

From December 31, 2011 to December 31, 2012, excluding scheduled principal payments, a total of $924.7 million of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $124.7 million related to payoffs and removals offset by charge-offs.

From December 31, 2010 to December 31, 2011, excluding scheduled principal payments, a total of $932.2 million of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $102.1 million related to payoffs and removals offset by charge-offs.

From December 31, 2009 to December 31, 2010, excluding scheduled principal payments, a total of $1.33 billion of loans were removed from the covered loans accounted under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $135.0 million related to payoffs and removals offset by charge-offs.

FDIC Indemnification Asset

Due to the fourth quarter 2010 reduction of the nonaccretable difference on the UCB covered loan portfolio, the expected reimbursement from the FDIC under the loss-sharing agreement decreased. The Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset. The amortization is in line with the improved accretable yield as discussed above.  As such, the Company has net amortization of the FDIC indemnification asset against income. For the years ended December 31, 2012 and 2011, the Company recorded $33.8 million and $59.9 million, respectively, of amortization against non-interest income. For the years ended December 31, 2012 and 2011, the Company also recorded $144.0 million and $210.4 million, respectively, reduction to the FDIC indemnification asset resulting from paydowns, payoffs, loan sales, and charge-offs. Additionally, during 2012 and 2011, respectively, $17.0 million and $3.6 million were recorded as the increase in the estimate of liability owed to the FDIC at the completion of the FDIC loss share agreements.

The table below shows FDIC indemnification asset activity for 2012 and 2011:

	2012	2011
	(In thousands)

Balance at beginning of period	$511,135	$785,035
(Amortization) Accretion	(33,815)	(59,929)
Reductions(1)	(143,988)	(210,365)
Estimate of FDIC repayment (2)	(17,019)	(3,606)
Balance at end of period	$316,313	$511,135

(1)	Reductions relate to higher cash flows received from principal amortization, partial prepayments, loan payoffs and loan sales.
(2)	This represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC loss share agreements, due to lower thresholds of losses.

FDIC Receivable

As of December 31, 2012, the FDIC loss sharing receivable was $73.1 million as compared to $76.6 million as of December 31, 2011. This receivable represents 80% of reimbursable amounts from the FDIC, under the FDIC loss-sharing agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan-related expenses and OREO-related expenses. 100% of the loan-related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the consolidated balance sheet.

8.             NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of year-end loans receivable, excluding covered loans (“non-covered loans”):

	December 31,
	2012	2011
	(In thousands)
Residential:
Single-family	$2,187,323	$1,796,635
Multifamily	900,708	933,168
Total residential	3,088,031	2,729,803
Commercial Real Estate (“CRE”):
Income producing	3,644,035	3,487,866
Construction	121,589	171,410
Land	129,071	173,089
Total CRE	3,894,695	3,832,365
Commercial and Industrial (“C&I”):
Commercial business	3,569,388	2,655,917
Trade finance	661,877	486,555
Total C&I	4,231,265	3,142,472
Consumer:
Student loans	475,799	306,325
Other consumer	269,083	277,461
Total consumer	744,882	583,786
Total gross loans receivable, excluding covered loans	11,958,873	10,288,426
Unearned fees, premiums, and discounts, net	(19,301)	(16,762)
Allowance for loan losses, excluding covered loans	(229,382)	(209,876)
Loans receivable, excluding covered loans, net	$11,710,190	$10,061,788

Accrued interest on covered and non-covered loans receivable amounted to $76.8 million and $68.5 million at December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, covered and non-covered loans receivable totaling $8.88 billion and $8.65 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $735.3 million and $924.3 million in new residential single-family loans during 2012 and 2011, respectively.

The Bank also offers both fixed and ARM residential multifamily loan programs. For the years ended December 31, 2012 and 2011, the Bank originated $128.4 million and $80.5 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. The Bank originates single-family residential loans where limited verification or documentation of borrower’s income is obtained. However, such loans are originated at an original loan to value ratio of below 65%. The Bank considers all of the single-family and multifamily loans originated to be prime loans and underwriting criteria include minimum FICO scores, maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank has single-family loans with interest-only features which represents approximately less than 1% of total single-family loans at both December 31, 2012 and December 31, 2011. Additionally, the Bank has residential loans that were purchased several years ago that permit different repayment options. For these loans, there is the potential for negative amortization if the borrower chooses so. These residential loans that permit different repayment options represent approximately less than 1%, of total residential loans at both December 31, 2012 and December 31, 2011. None of these loans were negatively amortizing as of December 31, 2012 and December 31, 2011.

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

Credit Risk and Concentrations—The Bank has a concentration of real estate loans in California, including the areas of Los Angeles, Riverside, San Bernardino and Orange counties. As of December 31, 2012, the Company had $3.89 billion in non-covered commercial real estate loans and $3.09 billion in non-covered residential loans, of which approximately 89% are secured by real properties located in California. Potential further deterioration in the real estate market generally and residential homes in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance activities are related to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import activities as well as some export activities. We also offer export-import financing to various domestic and foreign customers. Certain trade finance loans may be guaranteed by the Export-Import Bank of the United States or the Export-Import Bank of China.

Purchased Loans—During 2012, the Company purchased loans with an unpaid principal balance of $591.2 million and a carrying amount of $564.8 million. 94% of these loans are student loans which are guaranteed by the U.S. Department of Education and pose limited credit risk.

Loans Held for Sale—Loans held for sale totaled $174.3 million and $278.6 million as of December 31, 2012 and 2011, respectively. Loans held for sale are recorded at the lower of cost or fair market value. Fair market value, if lower than cost is determined based on valuations obtained from market participants or the value of the underlying collateral. As of December 31, 2012, approximately 96% of these loans were student loans. During 2012, in total, loans receivable of $144.1 million were reclassified to loans held for sale. Some of these loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. The remainder of loans were immediately classified as loans held for sale. Proceeds from sales of loans held for sale were $351.9 million in 2012, resulting in net gains on sale of $14.6 million. Proceeds from sales of loans held for sale were $652.7 million in 2011, resulting in net gains on sale of $14.5 million. During 2010, proceeds from sales of loans held for sale were $409.5 million resulting in net gains on sale of $18.5 million.

Credit Quality Indicators—Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower’s current payment performance/delinquency, the borrower’s current financial and liquidity status, and all other relevant information.  For single family residential loans payment performance/delinquency is the driving indicator for the risk ratings. However, the risk ratings remain the overall credit quality indicator for the Company as well as the credit quality indicator utilized for estimating the appropriate allowance for loan losses. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass or Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the sources of repayment.

Pass or Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade and generally, the Company does not grade a loan as Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in borrower status and likelihood of loan repayment. The tables below present the non-covered loan portfolio by credit quality indicator as of December 31, 2012 and 2011. As of December 31, 2012, non-covered loans graded Substandard and Doubtful have decreased by $27.0 million, or 5% from December 31, 2011. There were no Loss grade loans as of December 31, 2012 and 2011.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2012
Residential:
Single-family	$2,163,918	$5,131	$18,274	$—	$2,187,323
Multifamily	781,552	13,510	105,646	—	900,708
CRE:
Income producing	3,416,142	42,222	185,671	—	3,644,035
Construction	63,008	16,885	41,696	—	121,589
Land	79,085	13,232	36,754	—	129,071
C&I:
Commercial business	3,380,212	69,687	119,489	—	3,569,388
Trade finance	632,617	24,778	4,482	—	661,877
Consumer:
Student loans	475,799	—	—	—	475,799
Other consumer	261,136	1,115	6,832	—	269,083
Total	$11,253,469	$186,560	$518,844	$—	$11,958,873

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2011
Residential:
Single-family	$1,768,149	$11,239	$17,247	$—	$1,796,635
Multifamily	810,458	25,531	97,179	—	933,168
CRE:
Income producing	3,211,386	63,066	213,414	—	3,487,866
Construction	109,184	—	62,226	—	171,410
Land	125,534	7,954	39,601	—	173,089
C&I:
Commercial business	2,492,904	62,409	100,357	247	2,655,917
Trade finance	467,822	7,161	11,572	—	486,555
Consumer:
Student loans	305,880	188	257	—	306,325
Other consumer	273,692	—	3,769	—	277,461
Total	$9,565,009	$177,548	$545,622	$247	$10,288,426

Nonaccrual and Past Due Loans—Loans are tracked by the number of days borrower payments are past due. The table below presents an age analysis of nonaccrual and past due non-covered loans and loans held for sale, segregated by class of loans, as of December 31, 2012 and 2011:

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
December 31, 2012
Residential:
Single-family	$4,820	$2,244	$7,064	$1,301	$9,809	$11,110	$2,169,149	$2,187,323
Multifamily	7,127	924	8,051	6,788	11,052	17,840	874,817	900,708
CRE:
Income producing	18,118	4,731	22,849	9,485	8,354	17,839	3,603,347	3,644,035
Construction	—	—	—	—	27,039	27,039	94,550	121,589
Land	—	—	—	637	3,984	4,621	124,450	129,071
C&I:
Commercial business	3,293	316	3,609	8,068	14,740	22,808	3,542,971	3,569,388
Trade finance	500	—	500	429	2,003	2,432	658,945	661,877
Consumer:
Student loans	71	—	71	—	—	—	475,728	475,799
Other consumer	485	968	1,453	499	3,921	4,420	263,210	269,083
Loans held for sale	—	—	—	—	—	—	174,317	174,317
Total	$34,414	$9,183	$43,597	$27,207	$80,902	$108,109	$11,981,484	12,133,190
Unearned fees, premiums and discounts, net								(19,301)
Total recorded investment in non-covered loans and loans held for sale								$12,113,889

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
December 31, 2011
Residential:
Single-family	$6,991	$1,198	$8,189	$—	$3,569	$3,569	$1,784,877	$1,796,635
Multifamily	6,366	745	7,111	6,889	11,306	18,195	907,862	933,168
CRE:
Income producing	18,179	1,549	19,728	6,885	25,690	32,575	3,435,563	3,487,866
Construction	—	—	—	26,482	14,688	41,170	130,240	171,410
Land	—	573	573	1,136	9,589	10,725	161,791	173,089
C&I:
Commercial business	342	2,957	3,299	4,394	6,843	11,237	2,641,381	2,655,917
Trade finance	—	—	—	—	—	—	486,555	486,555
Consumer:
Student loans	109	188	297	—	257	257	305,771	306,325
Other consumer	1,130	—	1,130	—	2,249	2,249	274,082	277,461
Loans held for sale	—	—	—	—	25,655	25,655	252,948	278,603
Total	$33,117	$7,210	$40,327	$45,786	$99,846	$145,632	$10,381,070	10,567,029
Unearned fees, premiums and discounts, net								(16,762)
Total recorded investment in non-covered loans and loans held for sale								$10,550,267

Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent TDR loans, are also put on nonaccrual status. Nonaccrual loans totaled $108.1 million and $145.6 million at December 31, 2012 and 2011, respectively. Loans not 90 or more days past due totaled $27.2 million and $45.8 million as of December 31, 2012 and 2011, respectively, were included in non-covered nonaccrual loans.

The following is a summary of interest income foregone on nonaccrual loans:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$7,206	$9,384	$12,689
Less: Interest income recognized on nonaccrual loans on a cash basis	(2,269)	(3,519)	(7,880)
Interest income foregone on nonaccrual loans	$4,937	$5,865	$4,809

Troubled debt restructurings — A troubled debt restructuring (“TDR”) is a modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a below-market change in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged-off.  The A/B note balance is comprised of the A note balances only.  A notes are not disclosed as TDRs in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement.

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms. For nonperforming restructured loans, the loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments. The Company had $94.6 million and $99.6 million in total performing restructured loans as of December 31, 2012 and 2011, respectively. Nonperforming restructured loans were $10.0 million and $38.9 million at December 31, 2012 and 2011, respectively. Included as TDRs were $34.8 million and $22.8 million of performing A/B notes as of December 31, 2012 and 2011, respectively.  All TDRs are included in the balance of impaired loans.

The following table provides information on loans modified as of December 31, 2012 that were modified as TDRs during the year ended December 31, 2012 and loans modified as of December 31, 2011 that were modified as TDRs during the year ended December 31, 2011:

	Loans Modified as TDRs During the
	Year Ended December 31, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
	(Dollars in thousands)
Residential:
Single-family	12	$6,227	$5,556	$938
Multifamily	16	$28,736	$28,153	$3,344
CRE:
Income producing	8	$10,118	$8,162	$1,169
Construction	—	$—	$—	$—
Land	3	$1,610	$1,059	$395
C&I:
Commercial business	14	$5,101	$4,374	$560
Trade finance	2	$2,510	$579	$1,506
Consumer:
Student loans	—	$—	$—	$—
Other consumer	1	$108	$108	$—

	Loans Modified as TDRs During the
	Year Ended December 31, 2011
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
	(Dollars in thousands)
Residential:
Single-family	13	$3,102	$2,972	$665
Multifamily	15	$6,442	$4,903	$1,279
CRE:
Income producing	11	$32,404	$29,933	$4,983
Construction	3	$3,740	$4,221	$220
Land	11	$35,554	$34,381	$4,279
C&I:
Commercial business	24	$18,247	$16,706	$4,443
Trade finance	1	$4,127	$4,127	$—
Consumer:
Student loans	—	$—	$—	$—
Other consumer	—	$—	$—	$—

(1)                   Includes subsequent payments after modification and reflects the balance as of December 31, 2012 and 2011.

(2)                   The financial impact includes chargeoffs and specific reserves at modification date.

TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the bank’s recovery. As of December 31, 2012, modifications of residential TDRs, including single and multi-family loans, primarily included principal and/or interest deferments, rate reductions, extensions, other principal adjustments and/or A/B note splits. A/B note splits result in a partial charge-off or loss for the bank at the modification date. For the year ended December 31, 2012, residential TDRs modified using principal and/or interest deferment and/or rate reductions totaled $12.7 million as of December 31, 2012. For the year ended December 31, 2012 residential TDRs modified using extensions, A/B note splits and/or other principal adjustments totaled $21.0 million as of December 31, 2012. Commercial real estate TDRs, including income producing, construction and land loans, were primarily modified through A/B note splits, principal reductions, extensions, and/or non-market interest rate changes with an impact of a partial charge-off or loss for the bank and reduction of interest collected over the life of the loan. Commercial real estate TDRs modified through A/B note splits, principal reductions, extensions and/or non-market interest changes totaled $9.2 million as of December 31, 2012. Commercial and industrial TDRs, including commercial business and trade finance loans, were restructured in various ways, including forbearance payments, principal reductions, principal and/or interest deferment and/or maturity extensions with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $5.0 million as of December 31, 2012. Consumer TDRs, including home equity lines of credit and other consumer loans, were restructured through principal deferments. Consumer TDRs modified through principal deferment totaled $108 thousand as of December 31, 2012.

As of December 31, 2011, modifications of residential TDRs, including single and multi-family loans, primarily included non-market interest rate reductions, maturity extensions and A/B note splits. A/B note splits result in a partial chargeoff or loss for the bank at the modification date. For the year ended December 31, 2011 residential TDRs modified using non-market interest rate reductions, maturity extensions and/or A/B note splits totaled $7.9 million, as of December 31, 2011. Commercial real estate TDRs, including income producing, construction and land loans, were primarily modified through A/B note splits, maturity extensions, forbearance payments and/or non-market interest rate changes with an impact of a partial chargeoff or loss for the bank and reduction of interest collected over the life of the loan. For the year ended December 31, 2011, Commercial real estate TDRs modified through A/B note splits and/or maturity extensions totaled $40.6 million as of December 31, 2011. For the year ended December 31, 2011, Commercial real estate TDRs modified through forbearance payments and/or non-market interest changes totaled $27.9 million as of December 31, 2011. Commercial and industrial TDRs, including commercial business and trade finance loans, were restructured in various ways, including A/B note splits, non-market interest rate changes and/or maturity extensions with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $20.8 million as of December 31, 2011.

Performing TDRs at December 31, 2012 were comprised of $43.5 million in residential loans, $47.4 million in commercial real estate loans, $3.6 million in commercial and industrial loans and $108 thousand in consumer loans. Nonperforming TDRs at December 31, 2012 were comprised of $5.1 million in residential loans, $1.9 million in commercial real estate loans and $3.0 million in commercial and industrial loans. Performing TDRs at December 31, 2011 were comprised of $19.1 million in residential loans, $60.2 million in commercial real estate loans and $20.3 million in commercial and industrial loans. Nonperforming TDRs at December 31, 2011 were comprised of $2.7 million in residential loans, $34.6 million in commercial real estate loans and $1.6 million in commercial and industrial loans.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 30 days for commercial and industrial, and commercial real estate and consumer loans, and beyond 90 days for residential loans, becomes nonaccrual and is considered to have defaulted. The following table provides information on TDRs that subsequently defaulted as of December 31, 2012 for the year ended December 31, 2012 and TDRs that subsequently defaulted as of December 31, 2011 for the year ended December 31, 2011.

	Loans Modified as TDRs that Subsequently Defaulted
	During the Year Ended December 31,
	2012		2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment (1)	Contracts	Investment
	(Dollars in thousands)
Residential:
Single-family	2	$2,830	—	$—
Multifamily	1	$378	—	$—
CRE:
Income producing	1	$271	—	$—
Construction	—	$—	1	$890
Land	—	$—	1	$11,695
C&I:
Commercial business	2	$33	2	$307
Trade finance	—	$—	—	$—
Consumer:
Student loans	—	$—	—	$—
Other consumer	—	$—	—	$—

(1)

Included in the year ended December 31, 2012 table is $271 thousand of recorded investment which has been transferred to REO and is not included in the total loans receivable balance as of December 31, 2012.

All TDRs are included in the impaired loan quarterly valuation allowance process.  See the sections below Impaired Loans and Allowance for Loan Losses for the complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of delinquent TDRs and when the restructured loan is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. If the loan is a performing TDR the deficiency is included in the specific allowance, as appropriate. As of December 31, 2012 and 2011, the allowance for loan losses associated with TDRs was $8.7 million and $10.5 million for performing TDRs and $203 thousand and $139 thousand for nonperforming TDRs, respectively.

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

Impaired Loans — A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the original contractual terms of the loan agreement. Impaired loans include non-covered loans held for investment on nonaccrual status, regardless of the collateral coverage, and loans modified in a TDR.

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

At December 31, 2012 and 2011, impaired non-covered loans totaled $200.5 million and $219.6 million, respectively. Impaired non-covered loans as of December 31, 2012 and 2011 are set forth in the following tables. The interest income recognized on impaired loans, excluding performing TDRs, is recognized on a cash basis when received.

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment (2)	Related Allowance	Average Recorded Investment	Interest Income Recognized (1)

	(In thousands)

As of and for the year ended December 31, 2012
Residential:
Single-family	$19,318	$15,610	$2,598	$18,208	$721	$19,094	$88
Multifamily	57,464	45,511	8,756	54,267	2,410	54,707	403
CRE:
Income producing	59,574	47,019	7,656	54,675	2,559	57,854	304
Construction	30,815	25,530	1,509	27,039	142	22,696	723
Land	20,317	6,132	8,995	15,127	2,860	17,769	76
C&I:
Commercial business	38,630	20,235	3,835	24,070	2,835	33,343	614
Trade finance	4,124	2,582	—	2,582	—	3,863	48
Consumer:
Student loans	—	—	—	—	—	—	—
Other consumer	4,798	4,528	—	4,528	—	4,631	13

Total	$235,040	$167,147	$33,349	$200,496	$11,527	$213,957	$2,269

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment (2)	Related Allowance	Average Recorded Investment	Interest Income Recognized (1)

	(In thousands)

As of and for the year ended December 31, 2011
Residential:
Single-family	$10,248	$6,578	$2,535	$9,113	$1,131	$9,408	$65
Multifamily	37,450	28,272	3,520	31,792	1,124	35,855	473
CRE:
Income producing	69,664	55,701	7,941	63,642	1,187	68,087	1,030
Construction	75,714	45,413	1,067	46,480	815	64,398	1,099
Land	40,615	25,806	8,692	34,498	3,949	36,002	341
C&I:
Commercial business	38,857	20,772	6,650	27,422	4,835	32,033	484
Trade finance	4,127	4,127	—	4,127	—	4,127	—
Consumer:
Student loans	257	257	—	257	—	257	—
Other consumer	2,249	2,249	—	2,249	—	2,251	27

Total	$279,181	$189,175	$30,405	$219,580	$13,041	$252,418	$3,519

(1)                                        Excludes interest from performing TDRs.

(2)                                        Includes $29.6 million and $18.9 million of loans at December 31, 2012 and 2011, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Bank segregates loans into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans in the heterogeneous category are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of December 31, 2012, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are global cash flows of the guarantors and businesses we lend to and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loan.

Our methodology to determine the allowance is based on a classification migration model and qualitative considerations. The migration analysis examines pools of loans having similar characteristics and analyzes their loss rates over a historical period. We utilize historical loss factors derived from trends and losses associated with each pool over a specified period of time. Based on this process, we assign loss factors to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be entirely indicative of the actual or inherent loss potential. As such, we utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations. Qualitative and environmental factors are reflected as percentage adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance amount for each loan pool.

Covered Loans—As of the respective acquisition dates, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the allowance for loan losses calculation. As of December 31, 2012 and 2011, $5.2 million, or 2.2% and $6.6 million, or 3.1%, of the total allowance is allocated to the allowance for loan losses on covered loans. The covered loans acquired are, and will continue to be, subject to the Bank’s internal and external credit review and monitoring. Credit deterioration, if any, beyond the respective acquisition date fair value amounts of the covered loans under ASC 310-30 will be separately measured and accounted for under ASC 310-30. If required, the establishment of an allowance for covered loans accounted for under ASC 310-30 will result in a charge to earnings with a partially offsetting noninterest income item reflected in the increase to the FDIC indemnification asset or receivable. As of December 31, 2012 and 2011, there is no allowance for the covered loans accounted for under ASC 310-30 due to deterioration of credit quality.

During 2012, the Company recorded $6.5 million of charge-offs on several covered loans outside of the scope of ASC 310-30. The resulting provision on covered loans for 2012 was $5.0 million. The charge-offs are within our loan segments as follows: $5.0 million of commercial and industrial loans and $1.5 million of commercial real estate loans. The $6.5 million of net charge-offs was mainly related to three specific covered loans. As these loans are covered under loss-sharing agreements with the FDIC, the Company recorded income of $5.2 million or 80% of the charge-off amount of $6.5 million in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings for the year of ($1.3) million. There were no charge-offs for covered loans during 2011.

The Company recorded $65.2 million in total loan loss provisions during 2012, as compared to $95.0 million and $200.2 million during 2011 and 2010, respectively. It is the Company’s policy to promptly charge-off the amount of impairment on a loan which represents the difference between the outstanding loan balance and the fair value of the collateral or discounted cash flow.  Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. During 2012, the Company recorded $48.7 million in total net charge-offs in comparison to $112.1 million during 2011. The following table details activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the year ended December 31, 2012 and 2011. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

					Covered
					Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses(1)	Unallocated	Total

	(In thousands)
Year Ended December 31, 2012
Beginning balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523
Provision for loan losses	3,255	20,977	35,204	2,295	5,016	(1,563)	65,184
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	1,563	1,563
Charge-offs	(7,700)	(27,060)	(21,818)	(1,824)	(6,510)	—	(64,912)
Recoveries	1,614	9,482	4,970	111	—	—	16,177

Net charge-offs	(6,086)	(17,578)	(16,848)	(1,713)	(6,510)	—	(48,735)

Ending balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$234,535

Ending balance allocated to:
Loans individually evaluated for impairment	$3,131	$5,561	$2,835	$—	$—	$—	$11,527
Loans collectively evaluated for impairment	46,218	64,295	102,541	4,801	5,153	—	223,008
Covered loans acquired with deteriorated credit quality (2)	—	—	—	—	—	—	—

Ending balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$234,535

					Covered
					Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses(1)	Unallocated	Total

	(In thousands)
Year Ended December 31, 2011
Beginning balance	$49,491	$117,752	$59,737	$3,428	$4,225	$—	$234,633
Provision for loan losses	15,416	22,817	50,848	2,455	2,422	1,048	95,006
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	(1,048)	(1,048)
Charge-offs	(13,323)	(78,803)	(30,606)	(1,959)	—	—	(124,691)
Recoveries	596	4,691	7,041	295	—	—	12,623

Net charge-offs	(12,727)	(74,112)	(23,565)	(1,664)	—	—	(112,068)

Ending balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523

Ending balance allocated to:
Loans individually evaluated for impairment	$2,255	$5,951	$4,835	$—	$—	$—	$13,041
Loans collectively evaluated for impairment	49,925	60,506	82,185	4,219	6,647	—	203,482
Covered loans acquired with deteriorated credit quality (2)	—	—	—	—	—	—	—

Ending balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$216,523

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

The Company’s recorded investment in total loans receivable as of December 31, 2012 and 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Total

	(In thousands)
December 31, 2012
Loans individually evaluated for impairment	$72,475	$96,841	$26,652	$4,528	$—	$200,496
Covered loans individually evaluated for impairment(2)	—	—	—	—	5,237	5,237
Loans collectively evaluated for impairment	3,015,556	3,797,854	4,204,613	740,354	426,448	12,184,825
Covered loans acquired with deteriorated credit quality(1)	976,969	1,727,159	261,622	53,521	—	3,019,271

Ending balance	$4,065,000	$5,621,854	$4,492,887	$798,403	$431,685	$15,409,829

					Covered Loans
					Subject to
					Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Total

	(In thousands)
December 31, 2011
Loans individually evaluated for impairment	$43,395	$143,631	$31,338	$2,249	$—	$220,613
Covered loans individually evaluated for impairment(2)	—	—	—	—	—	—
Loans collectively evaluated for impairment	2,686,408	3,688,734	3,111,135	581,536	583,804	10,651,617
Covered loans acquired with deteriorated credit quality (1)	1,331,615	2,322,062	413,479	67,124	—	4,134,280

Ending balance	$4,061,418	$6,154,427	$3,555,952	$650,909	$583,804	$15,006,510

(1)                The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30. The total principal balance is presented and excludes the purchase discount and any additional advances subsequent to acquisition date.

(2)                Includes $29.6 million and $18.9 million of loans at December 31, 2012 and 2011, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions—The allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2012 and 2011, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $9.4 million and $11.0 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.65 billion and $2.10 billion at December 31, 2012 and 2011, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing and has limited recourse. The majority of these loans are residential and CRE at December 31, 2012 and 2011. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions, $4.8 million and $4.4 million pertain to these loans as of December 31, 2012 and 2011, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

9.                                      NON-COVERED OTHER REAL ESTATE OWNED

As of December 31, 2012 and 2011, the Company had OREO properties with a combined carrying value of $32.9 million and $29.3 million, respectively. Approximately 31% and 42% of the carrying value of OREO properties as of December 31, 2012 were located in California and Nevada, respectively. During 2012, the Company foreclosed on properties with an aggregate carrying value of $40.6 million as of the foreclosure date. Additionally, the Company recorded $5.1 million in write-downs. During this period, the Company also sold 47 OREO properties for total proceeds of $34.1 million resulting in a total net gain on sale of $232 thousand and recoveries totaling $2.0 million. During 2011, the Company foreclosed on properties with an aggregate carrying value of $38.0 million as of the foreclosure date.  Additionally, the Company recorded $3.0 million in write-downs. During this period, the Company also sold 51 OREO properties for total proceeds of $26.6 million resulting in a total net loss on sale of $151 thousand and charges against the allowance for loan losses totaling $780 thousand. During the year ended December 31, 2010, the Company sold 79 OREO properties for total proceeds of $39.5 million for a net loss on sale of $145 thousand and charges against the allowance for loan losses totaling $2.6 million.

10.                               AFFORDABLE HOUSING PARTNERSHIPS AND OTHER INVESTMENTS

The Company invests in certain limited partnerships that are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company’s ownership amount in each limited partnership varies. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. The Company is not the primary beneficiary and, therefore, not required to consolidate these entities. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company uses either the equity method or cost method of accounting. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest. The balance of the investments in these entities was $185.6 million and $144.4 million at December 31, 2012 and 2011, respectively.

	December 31,
	2012		2011
	Amount	Count	Amount	Count
	(Dollars in thousands)
Tax credit partnerships:
Equity method	$142,507	35	$94,874	26
Cost method	42,591	16	48,587	17

Total tax credit partnerships	185,098	51	143,461	43
Tax exempt bonds	547		984

Grand total	$185,645		$144,445

The Company also invests in certain limited partnerships that qualify for Community Reinvestment Act (CRA) credits or that qualify for other types of tax credits. The Community Reinvestment Act encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. The balance of CRA and other investments was $45.9 million and $49.7 million at December 31, 2012 and 2011, respectively, and is included in other assets in the consolidated balance sheets.

The Company finances the purchase of certain real estate tax credits generated by partnerships which own multiple properties currently under construction. These transactions were financed with non-recourse commitments which are collateralized by the Company’s partnership interests in the real estate investment tax credits. The Company’s unfunded commitments related to the affordable housing and other investments are payable on demand. Total unfunded commitments for these investments were $84.6 million and $86.0 million at December 31, 2012 and 2011, respectively, and are recorded in accrued expenses and other liabilities in the consolidated balance sheets.

The Company’s usage of federal tax credits approximated $18.7 million, $11.1 million and $12.4 million during 2012, 2011 and 2010, respectively. The Company’s remaining tax credits approximated $161.4 million at December 31, 2012. Affordable housing and other investments amortization amounted to $18.1 million, $17.3 million and $10.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012 the Company had no impairment on affordable housing and other investments. During 2011, the Company recorded a $1.3 million of impairment on certain investments. During 2012 the Company had no sales, compared to, three investment sold in 2011 totaling $25.7 million with a loss of $3.7 million and one investment sold in 2010 totaling $3.2 million with a loss of $1.2 million.

11.          PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

	December 31,
	2012	2011
	(In thousands)
Land	$15,545	$15,545
Office buildings	82,418	92,041
Leasehold improvements	29,635	25,084
Furniture, fixtures and equipment	44,122	45,918

Total cost	171,720	178,588
Accumulated depreciation and amortization	(64,203)	(59,662)

Net book value	$107,517	$118,926

Depreciation expense on premises and equipment was $13.2 million, $12.1 million and $13.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Capitalized assets are depreciated or amortized on a straight-line basis in accordance with the estimated useful life for each fixed asset class. The estimated useful life for furniture and fixtures is seven years, office equipment is for five years, and twenty-five years for buildings and improvements. Leasehold improvements are amortized over the shorter of term of the lease or useful life.

In December 2012, the Bank completed the sale of a building, acquired through the UCB acquisition, for $20.0 million which resulted in a $10.4 million gain on sale after consideration of $1.1 million in selling costs. The Bank leased back the branch located within the building, with a ten year lease agreement. The gain on sale is accounted for using the full accrual method which apportions the buyer’s cash payments between cost recovered and profit. Accordingly, $4.1 million of the gain on sale was recognized as noninterest income in the year ended December 31, 2012, and the remaining $6.3 million of the gain on sale will be recognized over the life of the lease term.

12.          GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of December 31, 2012 and 2011. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of December 31, 2012, the Company’s market capitalization based on total outstanding common and preferred shares was $3.14 billion and its total stockholders’ equity was $2.38 billion. The Company performed its annual impairment test as of December 31, 2012 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

The Company has identified three business divisions that meet the criteria of an operating segment in accordance with generally accepted accounting principles. The Company’s three operating segments are Retail Banking, Commercial Banking, and Other. The Company determined that there were no additional reporting units below each operating segment and therefore the reporting units are equivalent to the operating segments. For complete discussion and disclosure see Note 24 to the Company’s consolidated financial statements presented elsewhere in this report.

In order to determine the fair value of the reporting units, a combined income and market approach was used. Under the income approach, the Company provided a net income projection for the next 5 years plus a terminal growth rate that was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchaser of the reporting units could achieve by eliminating duplicative costs. Under the combined income and market approaches, the value from each approach was appropriately weighted to determine the fair value. As a result of this analysis, the Company determined that there was no goodwill impairment at December 31, 2012 as the fair values of all reporting units exceeded the current carrying amounts of the goodwill. No assurance can be given that goodwill will not be written down in future periods.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are summarized in the following table:

	As of December 31,
	2012	2011
Balance, beginning of year	$337,438	$337,438
Additions to goodwill	—	—
Impairment write-down	—	—
Purchase accounting adjustments	—	—
Balance, end of year	$337,438	$337,438

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of December 31, 2012 and 2011, the gross carrying amount of premiums on acquired deposits totaled $100.2 million and $117.6 million, respectively, and the related accumulated amortization totaled $43.9 million and $50.4 million, respectively. The decrease in the gross carrying value is due to the full amortization and removal of two specific premiums acquired on deposits.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $10.9 million, $12.3 million and $13.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company did not record any impairment write-downs on deposit premiums during 2012, 2011 and 2010.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)

2013	$9,365
2014	8,454
2015	7,543
2016	6,634
2017	5,722
Thereafter	18,567
Total	$56,285

13.                               CUSTOMER DEPOSIT ACCOUNTS

Customer deposit account balances are summarized as follows:

	December 31,
	2012	2011
	(In thousands)
Noninterest-bearing demand	$4,535,877	$3,492,795
Interest-bearing checking	1,230,372	971,179
Money market accounts	5,000,309	4,678,409
Savings deposits	1,421,182	1,164,618
Total core deposits	12,187,740	10,307,001

Time deposits:
Less than $100,000	1,884,577	2,186,604
$100,000 or greater	4,237,037	4,959,397
Total time deposits	6,121,614	7,146,001
Total deposits	$18,309,354	$17,453,002

The $4.24 billion and $4.96 billion balance of time deposits $100 thousand or greater at December 31, 2012 and 2011, includes $319.3 million and $264.6 million respectively, of deposits held by the Company’s foreign branch located in Hong Kong.

At December 31, 2012, the scheduled maturities of time deposits are as follows:

	$100,000 or	Less Than
	Greater	$100,000	Total
	(In thousands)

2013	$3,554,815	$1,658,151	$5,212,966
2014	316,197	128,930	445,127
2015	52,027	49,466	101,493
2016	116,015	17,532	133,547
2017	149,052	30,493	179,545
Thereafter	48,931	5	48,936
Total	$4,237,037	$1,884,577	$6,121,614

Accrued interest payable totaled $4.7 million and $7.1 million at December 31, 2012 and 2011, respectively. Interest expense on customer deposits by account type is summarized as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Interest-bearing checking	$3,163	$3,009	$2,349
Money market accounts	16,984	20,610	29,514
Savings deposits	2,795	2,988	3,986
Time deposits:
Less than $100,000	20,655	29,329	34,958
$100,000 or greater	32,298	51,174	45,930
Total	$75,895	$107,110	$116,737

As of December 31, 2012, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program decreased to $260.5 million, compared to $580.9 million at December 31, 2011. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, the Company is partnered with another financial institution and offers a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

14.                               FEDERAL FUNDS PURCHASED

Federal funds purchased generally mature within one business day to six months from the transaction date. Federal funds purchased are included in other borrowings.

The following table provides information on Federal funds purchased for the periods indicated:

	As of and for the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of year	$—	$—	$22
Average balance outstanding during the year	$2,227	$3,496	$871
Maximum balance outstanding at any month-end	$60,000	$100,000	$6,023
Weighted average interest rate during the year	0.09%	0.10%	0.20%
Weighted average interest rate at end of year	—%	—%	0.15%

As a means of augmenting its liquidity, the Company has established Federal funds lines with several correspondent banks. The Company’s available borrowing capacity from Federal funds line facilities amounted to $588.0 million and $563.0 million as of December 31, 2012 and 2011, respectively.

15.                               FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (“FHLB”) advances and their related weighted average interest rates are summarized as follows:

	December 31, 2012		December 31, 2011
Year of Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2013	$—	—%	$78,683	4.43%
2014	—	—%	52,656	4.43%
2015	—	—%	21,557	4.46%
2016	—	—%	80,662	3.96%
After 2016	312,975	0.63%	221,693	4.07%
Total	$312,975	0.63%	$455,251	4.17%

Total outstanding FHLB advances amounted to $313.0 million and $455.3 million at December 31, 2012 and 2011, respectively. There were no outstanding overnight borrowings at December 31, 2012 and 2011. The Company restructured FHLB advances of $375.0 million during 2012, reducing the contractual average effective rates on these borrowings. As a result of the modification the Company incurred a $48.2 million modification cost which has been deferred and is being treated as a discount on the corresponding debt. All advances as of December 31, 2012 and December 31, 2011 are secured by real estate loans.

The Company’s available borrowing capacity from unused FHLB advances totaled $3.25 billion and $3.61 billion at December 31, 2012 and 2011, respectively. The Company’s available borrowing capacity from FHLB advances is derived from its outstanding FHLB advances and from its portfolio of loans that are pledged to the FHLB. During 2012, long-term FHLB advances totaling $93.0 million were prepaid, with a related $6.8 million in prepayment penalties. In comparison, we prepaid $523.5 million of FHLB advances, with a related $11.8 million in prepayment penalties during 2011. Also, at December 31, 2012 and 2011, the Company had additional available borrowing capacity of $1.31 billion and $1.02 billion, respectively, from the Federal Reserve Bank’s discount window derived from its portfolio of loans that are pledged to the Federal Reserve Bank.

16.                               SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under repurchase agreements totaled $995.0 million and $1.02 billion as of December 31, 2012 and 2011, respectively. As of December 31, 2012, there was no short-term repurchase agreement outstanding. In comparison, there was $25.2 million of short-term repurchase agreements included in the December 31, 2011 balance. The interest rate on these short-term repurchase agreements was 0.57% as of December 31, 2011. During the first and fourth quarter of 2012, the Company modified $200.0 million and $150.0 million of long-term repurchase agreements, extending the term and reducing the rate of these agreements by 86 basis points and 195 basis points, respectively. As of December 31, 2012, all repurchase agreements are long-term with interest rates that are largely fixed, ranging from 2.54% to 5.01%. The counterparties have the right to a quarterly call for many of the repurchase agreements.

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

The following table provides information on securities sold under repurchase agreements as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Year of Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2012	$—	—%	$25,208	0.57%
2015	245,000	4.49%	245,000	4.49%
2016	350,000	4.96%	700,000	4.91%
2017	50,000	4.15%	50,000	4.15%
2022	350,000	3.53%	—	—%
Total	$995,000	4.30%	$1,020,208	4.66%

Total interest expense recorded on repurchase agreements amounted to $46.2 million, $48.6 million and $49.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company also has master repurchase agreements with other major brokerage companies. The Company’s available borrowing capacity from repurchase agreements totaled $1.19 billion and $979.8 million at December 31, 2012 and 2011, respectively.

Other borrowings totaled $20.0 million as of December 31, 2012.  As of December 31, 2011, there were no other borrowings outstanding. The $20.0 million borrowing was a short term borrowing in the Company’s Hong Kong office with a maturity of two days and an annual rate of 0.25%.

17.                               CAPITAL RESOURCES

Junior Subordinated Debt—As of December 31, 2012, the Company has seven statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the Trusts to the Company in conjunction with these transactions. The common stock is recorded in other assets for the amount issued in connection with these junior subordinated debt issuances. Junior subordinated debt outstanding, issued by the Trusts to the Company, remained at $133.0 million at December 31, 2012 and December 31, 2011. Two statutory business trusts were dissolved during 2011 in order to reduce higher interest-bearing debt and in anticipation of the phase out of trust preferred securities as Tier I regulatory capital beginning in 2013. The related common stock outstanding, issued by the Trust to the Company remained at $4.2 million at December 31, 2012 and December 31, 2011.

The proceeds from these issuances represent liabilities of the Company to the Trusts and are reported in the consolidated balance sheets as a component of long-term debt. Interest payments on these securities are made either quarterly or semi-annually and are deductible for tax purposes. These securities are not registered with the Securities and Exchange Commission. For regulatory reporting purposes, these securities qualify for Tier I capital treatment as of December 31, 2012. However, under Dodd-Frank, depository institution holding companies, such as the Company, with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier I regulatory capital beginning in 2013 with complete phase-out in 2016.

The table below summarizes pertinent information related to outstanding junior subordinated debt issued by each Trust as of December 31, 2012 and 2011:

			Rate at	Balance at
		Stated	December 31,	December 31,
Trust Name	Maturity Date (1)	Interest Rate	2012	2012	2011
				(Dollars in thousands)
East West Capital Statutory Trust III	December 2033	3-month Libor + 2.85%	3.16%	$10,000	$10,000
East West Capital Trust IV	July 2034	3-month Libor + 2.55%	2.87%	10,000	10,000
East West Capital Trust V	November 2034	3-month Libor + 1.80%	2.11%	15,000	15,000
East West Capital Trust VI	September 2035	3-month Libor + 1.50%	1.81%	20,000	20,000
East West Capital Trust VII	June 2036	3-month Libor + 1.35%	1.66%	30,000	30,000
East West Capital Trust VIII	June 2037	3-month Libor + 1.40%	1.71%	18,000	18,000
East West Capital Trust IX	September 2037	3-month Libor + 1.90%	2.21%	30,000	30,000
				$133,000	$133,000

(1)                                        All of the above debt instruments are subject to various call options.

Subordinated Debt—In 2005, the Company issued $75.0 million in subordinated debt in a private placement transaction. For the subordinated debt, the maturity was September 23, 2015 and the interest rate was based on the three-month LIBOR plus 110 basis points, payable on a quarterly basis. The subordinated debt was issued through the Bank and qualified as Tier II capital for regulatory reporting purposes and was included as a component of long-term debt in the accompanying consolidated balance sheets. During 2012, the Company paid off the $75.0 million of subordinated debt carrying an effective interest rate of 1.60%, and incurring a prepayment penalty of $42 thousand.

18.                               INCOME TAXES

The provision for income taxes was $143.9 million in 2012, representing an effective tax rate of 33.8%, compared to $138.1 million, representing an effective tax rate of 36.0% and $91.3 million, representing an effective tax rate of 35.7% for 2011 and 2010, respectively. Included in the income tax recognized during 2012, 2011 and 2010 are $18.7 million, $11.1 million and $12.4 million, respectively, in tax credits generated from our investments in affordable housing partnerships and other investments.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. Based on the available evidence, Management has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state net operating loss carryforwards. Accordingly, a valuation allowance has been recorded for these amounts.

As of December 31, 2012, the Company had a net deferred tax asset of $185.7 million.

The provision for income taxes consists of the following components:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Current income tax expense (benefit):
Federal	$148,572	$(86,157)	$9,942
State	2,316	34,760	69,026
Foreign	5,704	—	—
Total current income tax expense (benefit)	156,592	(51,397)	78,968

Deferred income tax (benefit) expense:
Federal	(38,749)	193,834	55,083
State	26,099	(7,706)	(48,273)
Foreign	—	3,369	5,567
Total deferred income tax (benefit) expense	(12,650)	189,497	12,377
Provision for income taxes	$143,942	$138,100	$91,345

The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2012	2011	2010
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	4.3	4.3	5.3
Tax credits	(5.3)	(2.7)	(4.8)
Other, net	(0.2)	(0.6)	0.2
Effective income tax rate	33.8%	36.0%	35.7%

The Company recognizes investment tax credits from low income housing and other investments in the year the credit arises under the flow-through method of accounting. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	December 31,
	2012				2011
	Federal	State	Foreign	Total	Federal	State	Foreign	Total
	(In thousands)
Deferred tax liabilities:
Core deposit intangibles	$(15,755)	$(4,635)	$133	$(20,257)	$(19,449)	$(5,537)	$133	$(24,853)
Affordable housing partnerships and other investments	(16,221)	(4,337)	—	(20,558)	(15,091)	(3,904)	—	(18,995)
Fixed assets	(17,201)	(4,289)	—	(21,490)	(21,640)	(6,305)	—	(27,945)
FHLB stock	(17,670)	(9,140)	—	(26,810)	(24,088)	(6,874)	—	(30,962)
Deferred loan fees	(2,523)	(719)	—	(3,242)	(3,041)	(844)	—	(3,885)
Purchased loan discounts	(126)	(36)	—	(162)	(160)	(44)	—	(204)
State taxes	(7,894)	—	—	(7,894)	(10,749)	—	—	(10,749)
Mortgage servicing assets	(1,812)	(517)	—	(2,329)	(2,560)	(711)	—	(3,271)
Section 597 gain	(94,231)	(2,684)	—	(96,915)	(142,934)	(3,588)	—	(146,522)
FDIC receivable	(318,741)	(9,405)	—	(328,146)	(371,049)	(9,314)	—	(380,363)
Acquired debt	(10,812)	(1,061)	(300)	(12,173)	(10,812)	(1,012)	(300)	(12,124)
Other, net	(604)	627	—	23	(4,155)	(986)	—	(5,141)
Total gross deferred tax (liabilities)	(503,590)	(36,196)	(167)	(539,953)	(625,728)	(39,119)	(167)	(665,014)

Deferred tax assets:
Allowance for loan losses and REO reserves	93,924	23,281	(5,220)	111,985	79,269	18,556	(5,220)	92,605
Deferred compensation	18,213	5,262	—	23,475	14,533	4,101	—	18,634
Purchased loan premium	485	139	—	624	832	231	—	1,063
Unrealized loss on securities	47,567	12,816	—	60,383	69,239	20,267	—	89,506
Net operating loss carryforwards	—	698	—	698	1,052	34,395	—	35,447
Acquired loans and REOs	478,825	29,796	7,957	516,578	577,883	30,015	7,957	615,855
Other, net	9,021	3,177	97	12,295	10,016	4,277	97	14,390
Total gross deferred tax assets	648,035	75,169	2,834	726,038	752,824	111,842	2,834	867,500
Valuation allowance	—	(372)	—	(372)	—	(603)	—	(603)
Net deferred tax assets	$144,445	$38,601	$2,667	$185,713	$127,096	$72,120	$2,667	$201,883

Management believes that it is more likely than not that all of the deferred tax assets recorded at December 31, 2012 will be realized (except to the extent of the recorded valuation allowance) because it expects to have sufficient taxable income in future years to fully realize them. A valuation allowance has been provided for the state net operating losses (“NOLs”) (for states other than California, Georgia, Massachusetts and New York) since management believes that these NOLs may not be fully utilized.

At December 31, 2011, the Bank had a federal net operating loss carryforward of approximately $3.0 million.  During 2012, the federal net operating loss carryforward balance was adjusted. As of December 31, 2012 there was no federal net operating loss carryforward. At December 31, 2012 and 2011, the Bank had state net operating loss carryforwards of approximately $3.0 million and $312.3 million, respectively. The $3.0 million of the state net operating loss resulted from the acquisition of Desert Community Bank (“DCB”) in 2007 and will expire in 2021. Federal and state tax laws related to a change in ownership, such as that resulting from the acquisition of DCB, place limitations on the annual amount of net operating loss carryovers that can be utilized to offset post-acquisition taxable income. Under Internal Revenue Code Section 382, which is also applicable for California tax purposes, certain changes in the ownership of a loss company can result in limitations on the utilization of net operating and any built-in losses. This annual limitation is generally based on the value of the loss company at the ownership change date. The previous California suspended net operating losses of $304.4 million will be utilized in the 2012 state tax return.

The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Balance, beginning of year	$3,332	$4,952
Additions for tax positions of prior years	—	794
Reductions for tax positions of prior years	—	(3,208)
Additions for tax positions of current year	1,060	794
Settlements	(935)	—
Balance, end of year	$3,457	$3,332

For the years ended December 31, 2012 and 2011, the Company increased the unrecognized tax benefits reserve by $1.1 million and $1.6 million, respectively, for the California enterprise zone net interest deduction. In 2012, the Company also paid the Franchise Tax Board tax of approximately $935 thousand related to the resolution of the enterprise zone net interest deduction for the tax years ended 2006 to 2008. There were no reductions in unrecognized tax benefits for 2012. In 2011, the Company reduced the unrecognized tax benefits for the California enterprise zone net interest deduction by $3.2 million due to work performed to find additional qualified enterprise zone loans from 2005 to 2008. As of December 31, 2012 and 2011, the liability for uncertain tax positions was $6.1 million and $4.8 million, respectively. Also, for the years ended December 31, 2012 and 2011, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $2.2 million.

During 2012, the Company finalized the Internal Revenue Service (“IRS”) examination for the 2010 tax year with no material changes. The Company is currently under examination by the IRS for the 2011 tax year. In 2012, the Company executed a Memorandum of Understanding with IRS for the 2012 tax year to voluntarily participate in the IRS Compliance Assurance Process (“CAP”) where IRS will assist the Company to identify and resolve any tax issues that may arise throughout the 2012 tax year. The objective of the CAP is to resolve issues in a timely and contemporaneous manner and eliminate the need for a lengthy post-filing examination. For federal tax purposes, tax years from 2007 and beyond remain open and for California franchise tax purposes tax years from 2003 and beyond remain open. The states of Ohio and Texas have initiated audits of East West Bank’s 2010 corporate income tax returns. The Company does not believe any of the tax jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the year ending December 31, 2013.

The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of income tax expense in the consolidated statement of operations. The Company accrued interest and penalties of $1.2 million, $287 thousand and $796 thousand for its unrecognized tax positions as of December 31, 2012, 2011 and 2010, respectively. Total interest and penalties accrued as of December 31, 2012 and 2011 were $2.7 million and $1.5 million, respectively.

19.                               COMMITMENTS AND CONTINGENCIES

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

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of December 31, 2012 and 2011, undisbursed loan commitments amounted to $2.61 billion and $2.19 billion, respectively. In addition, the Bank has committed to fund mortgage and commercial loan applications in process amounting to $410.2 million and $305.6 million as of December 31, 2012 and 2011, respectively. Substantially all commitments are for loans to be held for investment.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2012 and 2011, commercial and standby letters of credit totaled $2.16 billion and $1.64 billion, respectively. The Bank issues standby letters of credit (“SBLCs”) and financial guarantees to support the obligations of its customers to beneficiaries. Based on historical trends, the probability that it will have to make payments under standby letters of credit is low. Additionally, in many cases, the Bank holds collateral in various forms against these standby letters of credit. As part of its risk management activities, the Bank continuously monitors the creditworthiness of the customer as well as its SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the standby letters of credit by presenting documents that are in compliance with the letter of credit terms. In that event, the Bank either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the standby letters of credit. The customer is obligated to reimburse the Bank for any such payment. If the customer fails to pay, the Bank would, as applicable, liquidate collateral and/or set off accounts.

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

As of December 31, 2012 and 2011, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provision amounted to $9.4 million and $11.0 million, respectively. These amounts are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Guarantees—In the past, the Company sold or securitized loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sold or securitized a loan with recourse, it committed to stand ready to perform if the loan were to default, and to make payments to remedy the default. As of December 31, 2012, total loans sold or securitized with recourse amounted to $461.8 million and were comprised of $48.4 million in single-family loans with full recourse and $413.4 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $589.9 million at December 31, 2011, comprised of $54.5 million in single-family loans with full recourse and $535.4 million in multifamily loans with limited recourse. In conjunction with the UCB Purchase and Assumption Agreement, East West Bank assumed all servicing agreements the prior UCB had entered into. The recourse provision on multifamily loans varies by loan sale and is limited to up to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $4.8 million and $4.4 million as of December 31, 2012 and 2011, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from single-family and multifamily loan portfolios.

The Company also sold or securitized loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2012 and 2011, the amount of loans sold without recourse totaled $953.2 million and $1.23 billion, respectively. Total loans securitized without recourse amounted to $235.8 million and $273.7 million, respectively, at December 31, 2012 and 2011. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Lease Commitments—The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $25.8 million, $22.8 million and $23.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum rental payments under non-cancelable operating leases are estimated as follows:

Estimate For The Year Ending December 31,	Amount

(In thousands)

2013	$26,437
2014	24,105
2015	20,027
2016	15,555
2017	12,052
Thereafter	31,309

Total	$129,485

Litigation—Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2012. Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with ASC 450, Contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Other Commitments—The Company has commitments to invest in affordable housing funds, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand. As of December 31, 2012 and 2011 these commitments were $84.6 million and $86.0 million, respectively. These commitments are recorded in accrued expenses and other liabilities in the consolidated balance sheet.

20.                              STOCK COMPENSATION PLANS

The Company issues stock options and restricted stock awards to employees under share-based compensation plans. During the years ended December 31, 2012, 2011 and 2010, total compensation expense related to stock options and restricted stock awards reduced income before taxes by $12.7 million, $13.5 million, and $8.5 million, respectively, and reduced net income by $7.3 million, $7.9 million and $4.9 million, respectively.

The Company received $2.7 million and $4.2 million as of December 31, 2012 and 2011, respectively, in cash proceeds from stock option exercises. The net tax benefit recognized in equity for stock compensation plans was $462 thousand for 2012 compared with $717 thousand for 2011.

As of December 31, 2012, there are 4,436,370 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options—The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the year ended December 31, 2012 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)

Outstanding at beginning of year	945,080	$27.19
Granted	—	—
Exercised	(161,432)	16.45
Forfeited	(105,940)	35.73

Outstanding at end of year	677,708	$28.41	1.49 years	$412

Vested or expected to vest at year-end	676,258	$28.46	1.48 years	$391

Exercisable at year-end	663,206	$28.88	1.45 years	$199

A summary of changes in unvested stock options and related information for the year ended December 31, 2012 is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
Unvested Options	Shares	(per share)
Unvested at January 1, 2012	186,914	$4.77
Granted	—	—
Vested	(163,758)	4.48
Forfeited	(8,654)	13.21

Unvested at December 31, 2012	14,502	$3.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2012(5)	2011	2010(5)
Expected term (1)	N/A	4 years	N/A
Expected volatility (2)	N/A	78.1%	N/A
Expected dividend yield (3)	N/A	0.2%	N/A
Risk-free interest rate (4)	N/A	1.6%	N/A

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

(4)                                        The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

(5)                                        The Company did not issue any stock options during the years ended December 31, 2012, and December 31, 2010.

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
Range of	Outstanding	Exercise	Remaining	Exercisable	Exercise
Exercise Prices	Options	Price	Contractual Life	Options	Price
$0.00 to $4.99	7,765	$4.25	3.25 years	—	$—
$5.00 to $9.99	3,646	5.43	3.21 years	—	—
$10.00 to $14.99	9,328	14.87	2.94 years	6,237	14.84
$15.00 to $19.99	6,321	18.07	2.27 years	6,321	18.07
$20.00 to $24.99	340,697	21.09	2.13 years	340,697	21.09
$25.00 to $29.99	—	—	—	—	—
$30.00 to $34.99	—	—	—	—	—
$35.00 to $39.99	303,451	37.90	0.66 years	303,451	37.90
$40.00 to $44.99	6,500	40.37	0.66 years	6,500	40.37
$0.00 to $44.99	677,708	$28.41	1.49 years	663,206	$28.88

During the years ended December 31, 2012, 2011 and 2010, information related to stock options are presented as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted average grant date fair value of stock options granted during the year(1)	$—	$13.21	$—
Total intrinsic value of options exercised (in thousands)	$978	$2,650	$1,772
Total fair value of options vested (in thousands)	$3,717	$1,274	$2,137

(1)                                        The Company did not issue any stock options during the years ended December 31, 2012, and December 31, 2010.

As of December 31, 2012, total unrecognized compensation cost related to stock options amounted to $17 thousand. This cost is expected to be recognized over a weighted average period of 0.3 years.

Restricted Stock Awards— In addition to stock options, the Company also grants restricted stock awards to directors, officers and employees. The restricted stock awards fully vest after one to five years of continued employment from the date of grant; some of the awards are also subject to achievement of certain established financial goals. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock when the restrictions are released and the shares are issued. Restricted stock awards are forfeited if officers and employees terminate employment prior to the lapsing of restrictions or if established financial goals are not achieved. The Company records forfeitures of issued restricted stock as treasury share repurchases.

A summary of the activity for the Company’s time-based and performance-based restricted stock awards as of December 31, 2012, including changes during the year then ended, is presented below:

	2012
	Restricted Stock Awards
	Time-Based		Performance-Based
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,812,890	$16.79	480,735	$22.19
Granted	47,214	21.66	465,175	22.05
Vested	(157,074)	22.51	(217,906)	21.08
Forfeited	(190,634)	17.46	(33,166)	22.55

Outstanding at end of year	1,512,396	$16.30	694,838	$22.43

During 2012 there were no restricted stock granted to outside directors.

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of time-based restricted stock awards granted during the years ended December 31, 2012, 2011, and 2010 were $21.66, $19.17, and $17.11, respectively. The weighted average fair value of performance-based restricted stock awards granted during the year ended December 31, 2012 and 2011 were $22.05 and $22.25. There was no performance-based restricted stock awarded during the year 2010. The total fair value of time-based restricted stock awards vested during 2012, 2011 and 2010 was $3.5 million, $4.9 million and $4.3 million, respectively. The total fair value of performance-based restricted stock award vested during the year 2012 was $4.7 million. There were no performance-based restricted stock awards vested during the years ended December 31, 2011 and 2010.

As of December 31, 2012, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $7.9 million and $10.5 million, respectively. This cost is expected to be recognized over a weighted average period of 1.64 years and 1.88 years, respectively.

Stock Purchase Plan—The Company adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount. The Purchase Plan allows employees to purchase shares at 90% of the per share market price at the date of exercise, with an annual common stock value purchase limitation of $25,000. As of December 31, 2012, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the Purchase Plan.

The Purchase Plan covers a total of 2,000,000 shares of the Company’s common stock. During 2012 and 2011, 59,142 shares totaling $1.2 million and 64,032 shares totaling $1.0 million, respectively, were sold to employees under the Purchase Plan.

21.                              EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution plan for the benefit of its employees. The Company’s contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to the dollar limit imposed by the Internal Revenue Service. For plan years ended December 31, 2012, 2011 and 2010, the Company contributed $3.5 million, $3.0 million and $2.0 million, respectively.

During 2002, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP meets the definition of a pension plan per ASC 715-30, Compensation—Retirement Benefits – Defined Benefit Plans—Pension, pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers’ years of service and compensation. For the years ended December 31, 2012, 2011, and 2010, $0.8 million, $1.6 million and $2.6 million, respectively, of benefits were accrued and expensed. The SERP is funded through life insurance contracts on the participating officers, though the plan does not require formal funding. At December 31, 2012 and 2011, the life insurance contracts related to the SERP had an aggregate cash surrender value of $44.4 million and $43.3 million, respectively. As of December 31, 2012 and 2011, the vested benefit obligation under the SERP was less than the cash surrender value of the life insurance contracts respectively. In 2011, one executive received the elected lump sum payment of $11.2 million, terminating their SERP benefits.

22.                               STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Series A Preferred Stock Offering—In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred shares into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares. This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred shares to be converted into shares of the Company’s common stock. Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share. The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. As of December 31, 2012, 85,710 shares were outstanding.

Series B Preferred Stock Offering—On December 5, 2008, the Company issued 306,546 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B”), with a liquidation preference of $1,000 per share. The Company received $306.5 million of additional Tier 1 qualifying capital from the U.S. Treasury by participating in the U.S. Treasury’s Capital Purchase Program (“TCPP”). On December 29, 2010, in accordance with approvals received from the U.S. Treasury and the Federal Reserve Board, the Company repurchased all shares of the Series B preferred stock and the related accrued and unpaid dividends by using $308.4 million of available cash, without raising any capital or debt. As a result of repurchasing the Series B preferred stock, the Company accelerated the remaining accretion of the issuance discount on the Series B preferred stock of $17.5 million and recorded a corresponding charge to stockholders’ equity and income available to common stockholders in the calculation of diluted earnings per share. While participating in the TCPP, we recorded $56.9 million in dividends and accretion, including $31.7 million in cash dividends and $25.2 million of accretion on the Series B preferred stock issuance discount. Repayment saved us approximately $15.3 million in annual dividends.

Private Placement—On November 5, 2009, we entered into investment agreements with various investors, pursuant to which the investors purchased an aggregate of $500.0 million of our common stock and newly-issued shares of our Mandatorily Convertible Non-Voting Perpetual Preferred Stock, Series C (“Series C”), with a liquidation preference of $1,000 per share, in a private placement transaction which closed on November 6, 2009. In the private placement, we issued certain qualified institutional buyers and accredited investors, several of whom were already our largest institutional stockholders, an aggregate of 335,047 shares of our Series C preferred stock and an aggregate of 18,247,012 shares of common stock. On March 25, 2010, at a special meeting of the stockholders, our stockholders voted to approve the issuance of 37,103,734 shares of our common stock upon conversion of the 335,047 shares of the Series C preferred stock. Subsequently, on March 30, 2010, each share of the Series C preferred stock was automatically converted into 110.74197 shares of common stock at a per common share conversion price of $9.03, as adjusted in accordance with the terms of the Series C preferred stock. As a result, no shares of the Series C preferred stock remain outstanding as of December 31, 2012 and 2011.

Warrants—During 2008, in conjunction with the Series B preferred stock offering, the Company issued to the U.S. Treasury warrants with an initial price of $15.15 per share of common stock for which the warrants may be exercised, with an allocated fair value of $25.2 million. The warrants could be exercised at any time on or before December 5, 2018. On January 26, 2011 the Company repurchased the 1,517,555 outstanding warrants for $14.5 million.

Stock Repurchase Program—On January 19, 2012, it was announced that the Company’s Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company’s common stock. During 2012, the company completed the authorized repurchase program, repurchasing 9,068,105 shares at a weighted average price of $22.02 per share and a total cost of $199.9 million. The Company did not repurchase any shares during the years ended December 31, 2011 and 2010.

Quarterly Dividends—The Company’s Board of Directors declared and paid quarterly preferred stock cash dividends of $20.00 per share on its Series A preferred stock during 2012 and 2011. Cash dividends totaling $6.9 million were paid to the Company’s Series A preferred stock shareholders during the years ended December 31, 2012 and 2011.

The Company also paid quarterly dividends on its common stock of $0.10 per share for each quarter of 2012.  In comparison, the Company paid quarterly dividends on its common stock of $0.01 per share for the first quarter of 2011 and $0.05 per share for the remaining quarters of 2011. Total quarterly dividends amounting to $57.6 million and $23.9 million were paid to the Company’s common shareholders during the years ended December 31, 2012 and 2011, respectively.

Accumulated Other Comprehensive Income/(Loss)  - As of December 31, 2012, total accumulated other comprehensive income was $4.7 million which includes the following components: net unrealized gain on securities available for sale of $4.6 million and unrealized gain on other asset investment of $26 thousand. As of December 31, 2011, total accumulated other comprehensive loss was ($33.9) million which includes the following components: net unrealized loss on securities available for sale of ($34.8) million, foreign exchange translation adjustment of $900 thousand, and unrealized gain on other asset investment of $8 thousand. As of December 31, 2010, total accumulated other comprehensive loss was ($12.4) million which includes the following components: net unrealized loss on securities available for sale of ($13.9) million, foreign exchange translation adjustment of $1.7 million, and unrealized loss on other asset investment of ($151) thousand.

Activity in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2012, 2011, and 2010 was as follows:

	Unrealized gain (loss) on
	investment securities	Foreign currency	Unrealized gain (loss) on
	available-for-sale	translation adjustments	other asset investment	Total
	(In thousands)

Balance, December 31, 2009	$602	$(29)	$26	$599
Period Change	(14,529)	1,693	(177)	(13,013)
Balance, December 31, 2010	$(13,927)	$1,664	$(151)	$(12,414)
Period Change	(20,921)	(764)	159	(21,526)
Balance, December 31, 2011	$(34,848)	$900	$8	$(33,940)
Period Change	39,491	(900)	18	38,609
Balance, December 31, 2012	$4,643	$—	$26	$4,669

The following table sets forth the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2012, 2011, and 2010:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
		(In thousands)
For the year ended December 31, 2012
Unrealized gain on investment securities available-for-sale:
Unrealized holding gains arising during period	$73,910	$(31,042)	$42,868
Less: reclassification adjustment for gains included in income	(757)	318	(439)
Net unrealized gains	73,153	(30,724)	42,429
Noncredit-related impairment loss on securities	(5,066)	2,128	(2,938)
Foreign currency translation adjustments	(1,552)	652	(900)
Unrealized gain on other asset investment	53	(22)	31
Less: reclassification adjustment for gains included in income	(23)	10	(13)
Other comprehensive income	$66,565	$(27,956)	$38,609

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
		(In thousands)
For the year ended December 31, 2011
Unrealized loss on investment securities available-for-sale:
Unrealized holding loss arising during period	$(21,264)	$8,931	$(12,333)
Less: reclassification adjustment for gains included in income	(9,703)	4,075	(5,628)
Net unrealized loss	(30,967)	13,006	(17,961)
Noncredit-related impairment loss on securities	(5,103)	2,143	(2,960)
Foreign currency translation adjustments	(1,317)	553	(764)
Unrealized gain on other asset investment	334	(140)	194
Less: reclassification adjustment for gains included in income	(61)	26	(35)
Other comprehensive loss	$(37,114)	$15,588	$(21,526)

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
		(In thousands)
For the year ended December 31, 2010
Unrealized loss on investment securities available-for-sale:
Unrealized holding gains arising during period	$21,645	$(9,091)	$12,554
Less: reclassification adjustment for gains included in income	(31,237)	13,120	(18,117)
Net unrealized loss	(9,592)	4,029	(5,563)
Noncredit-related impairment loss on securities	(15,458)	6,492	(8,966)
Foreign currency translation adjustments	2,919	(1,226)	1,693
Unrealized loss on other asset investment	(305)	128	(177)
Less: reclassification adjustment for gains included in income	—	—	—
Other comprehensive loss	$(22,436)	$9,423	$(13,013)

Earnings Per Share (“EPS”)—The calculation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 is presented below:

		Number	Per
		of	Share
	Net Income	Shares	Amounts
	(In thousands, except per share data)
2012
Net income	$281,065
Less:
Preferred stock dividends	(6,857)
Earnings allocated to participating securities	(3,271)
Basic EPS – income allocated to common stockholders(1)	$270,937	141,457	$1.92
Effect of dilutive securities:
Stock options	—	29
Restricted stock units	47	118
Convertible preferred stock	6,857	5,571
Diluted EPS – income allocated to common stockholders(1)	$277,841	147,175	$1.89

2011
Net income	$245,234
Less:
Preferred stock dividends	(6,857)
Basic EPS – income available to common stockholders	$238,377	147,093	$1.62
Effect of dilutive securities:
Stock options	—	62
Restricted stock awards	115	718
Convertible preferred stock	6,857	5,571
Stock warrants	—	23
Diluted EPS – income available to common stockholders	$245,349	153,467	$1.60

2010
Net income	$164,564
Less:
Preferred stock dividends and amortization of preferred stock discount	(43,126)
Basic EPS – income available to common stockholders	121,438	137,478	$0.88
Effect of dilutive securities:
Stock options	—	142
Restricted stock awards	15	370
Convertible preferred stock	—	8,936
Stock warrants	—	176
Diluted EPS – income available to common stockholders	$121,453	147,102	$0.83

The following outstanding convertible preferred stock, stock options, and restricted stock awards for years ended December 31, 2012, 2011, and 2010, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	For the Year Ended
	2012		2011	2010
	(In thousands)
Convertible preferred stock	—		—	5,573
Stock options	340		857	1,043
Restricted stock awards	5	(1)	317	326

(1) On April 1, 2012, the Company revised its calculation of earnings per share to account for participating securities under the two-class method.

    This revision to the earnings per share calculation does not have an impact to previous periods as the amounts are immaterial.

23.                               REGULATORY REQUIREMENTS

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

As of December 31, 2012 and 2011, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2012 which management believes have changed the category of the Bank.

The actual and required capital amounts and ratios at December 31, 2012 and 2011 are presented as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$2,296,253	16.1%	$1,142,743	8.0%	N/A	N/A
East West Bank	$2,225,888	15.6%	$1,142,215	8.0%	$1,427,769	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$2,116,757	14.8%	$571,371	4.0%	N/A	N/A
East West Bank	$2,046,477	14.3%	$571,107	4.0%	$856,661	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$2,116,757	9.6%	$880,526	4.0%	N/A	N/A
East West Bank	$2,046,477	9.3%	$880,162	4.0%	$1,100,202	5.0%

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$2,296,274	16.4%	$1,123,413	8.0%	N/A	N/A
East West Bank	$2,283,178	16.3%	$1,123,228	8.0%	$1,404,035	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$2,074,963	14.8%	$561,706	4.0%	N/A	N/A
East West Bank	$2,061,896	14.7%	$561,614	4.0%	$842,421	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$2,074,963	9.7%	$859,098	4.0%	N/A	N/A
East West Bank	$2,061,896	9.6%	$858,765	4.0%	$1,073,457	5.0%

Under the Dodd-Frank Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital beginning in 2013 with complete phase-out in 2016. As of December 31, 2012 and 2011, trust preferred securities comprised 6.3% and 6.4%, respectively, of the Company’s Tier I capital.

Reserve Requirement—The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $228.7 million and $186.5 million for December 31, 2012 and 2011, respectively.

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

The Company identified three business divisions as meeting the criteria of an operating segment:  Retail Banking, Commercial Banking, and Other. The residential lending segment was combined with the Retail Banking segment due to the consumer-centric nature of the products and services offered by the two segments as well as the synergistic relationship between the two units in generating consumer mortgage loans. The remaining centralized functions, including the former treasury segment, and eliminations on intersegment amounts were aggregated and included in “Other.” The objective of combining certain segments under a new reporting structure was to better align the Company’s service structure with its customer base, and to provide a platform to more efficiently manage the complexities and challenges impacting the Company’s business environment.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the years ended December 31, 2012, 2011, and 2010.

	Year Ended December 31, 2012
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$356,244	$617,041	$77,810	$1,051,095
Charge for funds used	(85,811)	(118,688)	44,407	(160,092)
Interest spread on funds used	270,433	498,353	122,217	891,003
Interest expense	(57,401)	(23,226)	(51,541)	(132,168)
Credit on funds provided	130,713	13,138	16,241	160,092
Interest spread on funds provided	73,312	(10,088)	(35,300)	27,924
Net interest income	$343,745	$488,265	$86,917	$918,927
Provision for loan losses	$28,729	$36,455	$—	$65,184
Depreciation, amortization and accretion (1)	12,869	(13,277)	44,159	43,751
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	74,836	266,168	84,588	425,592
Segment assets	6,552,217	10,421,160	5,562,733	22,536,110

	Year Ended December 31, 2011
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$358,853	$619,766	$101,829	$1,080,448
Charge for funds used	(94,098)	(142,056)	3,690	(232,464)
Interest spread on funds used	264,755	477,710	105,519	847,984
Interest expense	(85,356)	(31,407)	(60,659)	(177,422)
Credit on funds provided	202,080	13,863	16,521	232,464
Interest spread on funds provided	116,724	(17,544)	(44,138)	55,042
Net interest income	$381,479	$460,166	$61,381	$903,026
Provision for loan losses	$27,888	$67,118	$—	$95,006
Depreciation, amortization and accretion (1)	43,899	62,803	21,552	128,254
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	102,217	227,766	53,351	383,334
Segment assets	6,530,138	10,157,195	5,281,334	21,968,667

	Year Ended December 31, 2010
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$355,198	$659,703	$80,930	$1,095,831
Charge for funds used	(113,121)	(156,303)	29,514	(239,910)
Interest spread on funds used	242,077	503,400	110,444	855,921
Interest expense	(112,703)	(24,756)	(63,658)	(201,117)
Credit on funds provided	209,040	14,346	16,524	239,910
Interest spread on funds provided	96,337	(10,410)	(47,134)	38,793
Net interest income	$338,414	$492,990	$63,310	$894,714
Provision for loan losses	$73,021	$127,138	$—	$200,159
Depreciation, amortization and accretion (1)	59,060	100,546	2,810	162,416
Goodwill	320,566	16,872	—	337,438
Segment pre-tax (loss) profit	(4,992)	157,932	102,969	255,909
Segment assets	6,580,118	9,856,661	4,263,758	20,700,537

(1)                                        Includes amortization and accretion related to the FDIC indemnification asset.

25.                               PARENT COMPANY FINANCIAL STATEMENTS

The financial information of East West Bancorp, Inc. as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 are as follows:

BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Cash and cash equivalents	$64,489	$9,287
Investment in subsidiaries	2,450,058	2,436,574
Other investments	3,083	538
Other assets	5,122	3,012
TOTAL	$2,522,752	$2,449,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$137,178	$137,178
Other liabilities	3,452	490
Total liabilities	140,630	137,668

STOCKHOLDERS’ EQUITY
Preferred stock (par value $0.001 per share)
Authorized — 5,000,000 shares
Issued — 200,000 shares in Series A, non-cumulative convertible preferred stock in 2012 and 2011
Outstanding — 85,710 shares in 2012 and 2011	83,027	83,027
Common stock (par value $0.001 per share)
Authorized — 200,000,000 shares
Issued — 157,160,193 shares in 2012 and 156,798,011 shares in 2011
Outstanding — 140,294,092 shares in 2012 and 149,327,907 shares in 2011	157	157
Additional paid in capital	1,464,739	1,443,883
Retained earnings	1,151,828	934,617
Treasury stock, at cost — 16,866,101 shares in 2012 and 7,470,104 shares in 2011	(322,298)	(116,001)
Accumulated other comprehensive income (loss), net of tax	4,669	(33,940)
Total stockholders’ equity	2,382,122	2,311,743
TOTAL	$2,522,752	$2,449,411

STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Dividends from subsidiaries	$324,094	$72,129	$85,158
Interest income	—	—	1,095
Gain on sales of investment securities available-for-sale	—	—	556
Other income	2	372	3
Total income	324,096	72,501	86,812
Interest expense	3,092	4,734	5,302
Compensation and net occupancy reimbursement to subsidiary	2,573	2,537	2,921
Other expense	1,309	2,339	2,132
Total expense	6,974	9,610	10,355
Income before income taxes and equity in undistributed income of subsidiaries	317,122	62,891	76,457
Income tax benefit	2,892	3,830	3,592
Equity in undistributed (loss) income of subsidiaries	(38,364)	178,513	84,515
Net income	$281,650	$245,234	$164,564

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Cash flows from operating activities:
Net income	$281,650	$245,234	$164,564
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) of subsidiaries	(285,636)	(250,513)	(169,515)
Depreciation and amortization	445	1,034	623
Prepayment penalty on other borrowings	—	526	—
Stock compensation costs	—	1,767	8,761
Gain on sale of investment securities available-for-sale	—	—	(556)
Tax (benefit) provision from stock plans	(462)	(717)	170
Net change in other assets	322,361	73,797	83,395
Net change in other liabilities	(259)	(3,709)	(596)
Net cash provided by operating activities	318,099	67,419	86,846

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	—	—	(20,746)
Proceeds from:
Redemption of certificates of deposit	—	198	17,516
Sale/call of investment securities available-for-sale	—	—	48,224
Net cash provided by investing activities	—	198	44,994

Cash flows from financing activities:
Payment for:
Repayment of long-term debt	—	(23,918)	—
Purchase of treasury shares	(3,012)	(649)	(1,207)
Cash dividends on preferred stock	(6,857)	(6,857)	(24,060)
Cash dividends on common stock	(57,361)	(23,822)	(5,545)
Repurchase of Series B preferred stock	—	—	(306,546)
Repurchase of common stock warrants	—	(14,500)	—
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	(199,950)	—	—
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	3,821	5,726	4,454
Tax benefit (provision) from stock plans	462	717	(170)
Net cash (used in) provided by financing activities	(262,897)	(63,303)	(333,074)
Net increase (decrease) in cash and cash equivalents	55,202	4,314	(201,234)
Cash and cash equivalents, beginning of year	9,287	4,973	206,207
Cash and cash equivalents, end of year	$64,489	$9,287	$4,973

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$3,112	$5,167	$5,306
Noncash financing activities:
Conversion of preferred stock to common stock	—	31	325,299
Amortization of preferred stock discount	—	—	21,042
Issuance of common stock in lieu of Board of Director retainer fees	570	520	281

26.                               QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2012
Interest and dividend income	$276,521	$254,162	$266,362	$254,050
Interest expense	31,577	32,254	33,205	35,132
Net interest income	244,944	221,908	233,157	218,918
Provision for loan losses, excluding covered loans	13,773	13,321	16,595	16,479
(Reversal of) provision for loan losses on covered loans	(689)	5,179	(1,095)	1,621
Net interest income loss after provision for loan losses	231,860	203,408	217,657	200,818
Noninterest (loss) income	(18,454)	2,751	(11,655)	21,740
Noninterest expense	105,206	100,956	101,608	114,763
Income before provision for income taxes	108,200	105,203	104,394	107,795
Provision for income taxes	36,300	34,093	33,837	39,712
Net income	$71,900	$71,110	$70,557	$68,083
Preferred stock dividends	1,715	1,714	1,714	1,714
Net income available to common stockholders	$70,185	$69,396	$68,843	$66,369
Basic earnings per share	$0.50	$0.49	$0.48	$0.46
Diluted earnings per share	$0.49	$0.48	$0.47	$0.45

2011
Interest and dividend income	$268,904	$282,741	$274,468	$254,335
Interest expense	39,830	44,959	47,132	45,501
Net interest income	229,074	237,782	227,336	208,834
Provision for loan losses, excluding covered loans	19,787	22,297	25,528	24,972
Provision (reversal) for loan losses on covered loans	213	(297)	972	1,534
Net interest income loss after provision for loan losses	209,074	215,782	200,836	182,328
Noninterest income (loss)	937	(13,545)	12,491	11,041
Noninterest expense	106,672	104,552	117,597	106,789
Income before provision for income taxes	103,339	97,685	95,730	86,580
Provision for income taxes	37,133	35,253	35,205	30,509
Net income	$66,206	$62,432	$60,525	$56,071
Preferred stock dividends	1,714	1,714	1,714	1,715
Net income available to common stockholders	$64,492	$60,718	$58,811	$54,356
Basic earnings per share	$0.44	$0.41	$0.40	$0.37
Diluted earnings per share	$0.43	$0.41	$0.39	$0.37

27.                               SUBSEQUENT EVENTS

On January 23, 2013, the East West Board of Directors declared first quarter 2013 dividends on the Company’s common stock and Series A preferred stock. The common stock dividend of $0.15 per share is payable on or about February 22, 2013 to shareholders of record on February 8, 2013. The dividend on the Series A preferred stock of $20 per share is payable on February 1, 2013 to shareholders on record on January 15, 2013. Additionally, the Board also authorized a new stock repurchase program to buy back up to $200.0 million of the Company’s common stock. Subsequent to the authorization from the Board through the filing of this 10-K, the Company has repurchased approximately $56.8 million worth of common stock. We have evaluated events and transactions occurring through the date of filing this report on Form 10-K. Such evaluation resulted in no adjustments to the accompanying financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2013

EAST WEST BANCORP INC. (Registrant)

	By	/s/ DOMINIC NG
Dominic Ng
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ DOMINIC NG	Chairman and Chief Executive Officer	February 28, 2013
Dominic Ng	(Principal Executive Officer)
/s/ JULIA GOUW	President and Chief Operating Officer	February 28, 2013
Julia Gouw
/s/ RUDOLPH I. ESTRADA	Director	February 28, 2013
Rudolph I. Estrada
/s/ ANDREW S. KANE	Director	February 28, 2013
Andrew S. Kane
/s/ JOHN LEE	Vice-Chairman and Director	February 28, 2013
John Lee
/s/ HERMAN Y. LI	Director	February 28, 2013
Herman Y. Li
/s/ JACK C. LIU	Director	February 28, 2013
Jack C. Liu
/s/ IRENE H. OH	Executive Vice President and	February 28, 2013
Irene H. Oh	Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ KEITH W. RENKEN	Director	February 28, 2013
Keith W. Renken
/s/ PAUL H. IRVING	Director	February 28, 2013
Paul H. Irving
/s/ TAK-CHUEN CLARENCE KWAN	Director	February 28, 2013
Tak-Chuen Clarence Kwan
/s/ IRIS CHAN	Director	February 28, 2013
Iris Chan

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

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

10.6.2	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan+ [Incorporated by reference from Registrant’s Definitive Proxy Statement – Exhibit A filed with the Commission on April 14, 2011.]

10.6.3	1998 NonQualified Stock Option Program for Employees and Independent Contractors+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]

10.6.4	Amended Performance-Based Bonus Plan+ [Incorporated by reference from Registrant’s Definitive Proxy Statement – Exhibit A filed with the Commission on April 20, 2012.]

10.6.5	1999 Spirit of Ownership Restricted Stock Program+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]

10.6.6	2003 Directors’ Restricted Stock Program+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]

10.7

East West Bancorp, Inc. 1998 Employee Stock Purchase Plan+ [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.9.1	Form of Amendment to Employment Agreement- Mr. Schuler+ [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

10.10

Amended Supplemental Executive Retirement Plans+ [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]

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