Form 10-Q
period 2013-03-31
EAST WEST BANCORP INC
filed 2013-05-09
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 136,174,881 shares of common stock as of April 30, 2013.

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

•                                          changes in the U.S. economy, including inflation;

•                                          changes in government interest rate policies;

•                                          changes in laws or the regulatory environment;

•                                          changes in the economy of and monetary policy in the People’s Republic of China;

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

•                                          impact of adverse judgments or settlements in litigation against the Company;

•                                          changes in our ability to receive dividends from our subsidiaries; and

•                                          political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s 2012 Form 10-K under the heading “ITEM 1A. RISK FACTORS” and the information set forth under “RISK FACTORS” in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$1,736,865	$1,323,106
Short-term investments	379,029	366,378
Securities purchased under resale agreements	1,400,000	1,450,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,578,384 at March 31, 2013 and $2,599,018 at December 31, 2012)	2,588,993	2,607,029
Loans held for sale	226,635	174,317
Loans receivable, excluding covered loans (net of allowance for loan losses of $228,796 at March 31, 2013 and $229,382 at December 31, 2012)	12,119,903	11,710,190
Covered loans (net of allowance for loan losses of $10,110 at March 31, 2013 and $5,153 at December 31, 2012)	2,752,269	2,935,595
Total loans receivable, net	14,872,172	14,645,785
FDIC indemnification asset	276,834	316,313
Other real estate owned, net	32,324	32,911
Other real estate owned covered, net	28,567	26,808
Total other real estate owned	60,891	59,719
Investment in Federal Home Loan Bank stock, at cost	96,795	107,275
Investment in Federal Reserve Bank stock, at cost	48,036	48,003
Investment in affordable housing partnerships	181,928	185,645
Premises and equipment, net	109,485	107,517
Accrued interest receivable	103,392	94,837
Due from customers on acceptances	22,662	28,612
Premiums on deposits acquired, net	53,875	56,285
Goodwill	337,438	337,438
Cash surrender value of life insurance policies	110,860	110,133
Other assets	496,065	517,718
TOTAL	$23,101,955	$22,536,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$4,838,523	$4,535,877
Interest-bearing	14,097,179	13,773,477

Total deposits	18,935,702	18,309,354
Federal Home Loan Bank advances	313,494	312,975
Securities sold under repurchase agreements	995,000	995,000
Other borrowings	—	20,000
Bank acceptances outstanding	22,662	28,612
Long-term debt	137,178	137,178
Accrued expenses and other liabilities	354,800	350,869

Total liabilities	20,758,836	20,153,988

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued and 85,710 shares outstanding in 2013 and 2012	83,027	83,027
Common stock, $0.001 par value, 200,000,000 shares authorized; 157,354,024 and 157,160,193 shares issued in 2013 and 2012, respectively; 136,578,350 and 140,294,092 shares outstanding in 2013 and 2012, respectively	157	157
Additional paid in capital	1,470,674	1,464,739
Retained earnings	1,201,126	1,151,828
Treasury stock, at cost – 20,775,674 shares in 2013 and 16,866,101 shares in 2012	(418,050)	(322,298)
Accumulated other comprehensive income, net of tax	6,185	4,669
Total stockholders’ equity	2,343,119	2,382,122
TOTAL	$23,101,955	$22,536,110

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$217,159	$221,039
Investment securities	10,210	21,232
Securities purchased under resale agreements	5,529	4,314
Investment in Federal Home Loan Bank stock	529	220
Investment in Federal Reserve Bank stock	720	713
Due from banks and short-term investments	4,276	6,532

Total interest and dividend income	238,423	254,050

INTEREST EXPENSE
Customer deposit accounts	16,854	20,164
Federal funds purchased	—	2
Federal Home Loan Bank advances	1,039	2,142
Securities sold under repurchase agreements	10,529	11,722
Long-term debt	710	1,102

Total interest expense	29,132	35,132

Net interest income before provision for loan losses	209,291	218,918
(Reversal of) provision for loan losses, excluding covered loans	(762)	16,479
Provision for loan losses on covered loans	5,089	1,621

Net interest income after provision for loan losses	204,964	200,818

NONINTEREST (LOSS) INCOME
Impairment loss on investment securities	—	(5,165)
Less: Noncredit-related impairment loss recorded in other comprehensive income	—	5,066

Net impairment loss on investment securities recognized in earnings	—	(99)
Decrease in FDIC indemnification asset and receivable	(31,899)	(5,418)
Branch fees	7,654	7,662
Net gain on sales of investment securities	5,577	483
Letters of credit fees and commissions	5,062	4,275
Foreign exchange income	2,336	1,796
Ancillary loan fees	2,052	2,008
Income from life insurance policies	968	990
Net gain on sales of loans	94	5,179
Other operating income	6,057	4,864

Total noninterest (loss) income	(2,099)	21,740

NONINTEREST EXPENSE
Compensation and employee benefits	45,731	46,409
Occupancy and equipment expense	13,808	13,518
Amortization of investments in affordable housing partnerships and other investments	4,283	4,466
Amortization of premiums on deposits acquired	2,409	2,873
Deposit insurance premiums and regulatory assessments	3,782	3,992
Loan related expenses	3,584	4,481
Other real estate owned (gain on sale) expense	(984)	10,865
Legal expense	4,444	7,173
Prepayment penalty for FHLB advances	—	1,321
Data processing	2,437	2,464
Deposit related expenses	1,574	1,427
Consulting expense	454	1,467
Other operating expenses	14,833	14,307

Total noninterest expense	96,355	114,763

INCOME BEFORE PROVISION FOR INCOME TAXES	106,510	107,795
PROVISION FOR INCOME TAXES	34,419	39,712

NET INCOME	72,091	68,083

PREFERRED STOCK DIVIDENDS	1,714	1,714

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$70,377	$66,369

EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.51	$0.46
DILUTED	$0.50	$0.45
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	137,648	145,347
DILUTED	143,519	151,996

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.10

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$72,091	$68,083
Other comprehensive income, net of tax:
Unrealized gain on investment securities available-for-sale:
Unrealized holding gains arising during period	4,741	20,270
Reclassification adjustment for net gains included in net income	(3,235)	(280)
Noncredit-related impairment loss on securities	—	(2,938)
Unrealized gains on other investments	10	10
Reclassification adjustment for net gains included in net income	—	—
Other comprehensive income	1,516	17,062
COMPREHENSIVE INCOME	$73,607	$85,145

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

		Additional		Additional			Accumulated
		Paid In		Paid In			Other
		Capital		Capital			Comprehensive	Total
	Preferred	Preferred	Common	Common	Retained	Treasury	Income (Loss),	Stockholders’
	Stock	Stock	Stock	Stock	Earnings	Stock	Net of Tax	Equity
BALANCE, JANAURY 1, 2012	$—	$83,027	$157	$1,443,883	$934,617	$(116,001)	$(33,940)	$2,311,743
Net income					68,083			68,083
Other comprehensive income							17,062	17,062
Stock compensation costs				3,637				3,637
Tax benefit from stock compensation plans, net				29				29
Issuance of 205,103 shares of common stock pursuant to various stock compensation plans and agreements				1,539				1,539
Cancellation of 47,489 shares of common stock due to forfeitures of issued restricted stock				883		(883)		—
60,073 shares of restricted stock surrendered due to employee tax liability						(1,313)		(1,313)
Preferred stock dividends					(1,714)			(1,714)
Common stock dividends					(14,791)			(14,791)
Purchase of 4,554,827 shares of treasury stock pursuant to the Stock Repurchase Program						(100,978)		(100,978)

BALANCE, MARCH 31, 2012	$—	$83,027	$157	$1,449,971	$986,195	$(219,175)	$(16,878)	$2,283,297

BALANCE, JANAURY 1, 2013	$—	$83,027	$157	$1,464,739	$1,151,828	$(322,298)	$4,669	$2,382,122
Net income					72,091			72,091
Other comprehensive income							1,516	1,516
Stock compensation costs				2,504				2,504
Tax benefit from stock compensation plans, net				2,602				2,602
Issuance of 193,831 shares of common stock pursuant to various stock compensation plans and agreements				442				442
Cancellation of 22,050 shares of common stock due to forfeitures of issued restricted stock				387		(387)		—
344,423 shares of restricted stock surrendered due to employee tax liability						(8,365)		(8,365)
Preferred stock dividends					(1,714)			(1,714)
Common stock dividends					(21,079)			(21,079)
Purchase of 3,543,100 shares of treasury stock pursuant to the Stock Repurchase Program						(87,000)		(87,000)

BALANCE, MARCH 31, 2013	$—	$83,027	$157	$1,470,674	$1,201,126	$(418,050)	$6,185	$2,343,119

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,091	$68,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,908	19,459
(Accretion) of discount and amortization of premiums, net	(48,390)	(34,660)
Decrease in FDIC indemnification asset and receivable	31,899	5,418
Stock compensation costs	2,504	3,637
Deferred tax expense (benefit)	312	(20,159)
Provision for loan losses	4,327	18,100
Impairment on other real estate owned	1,321	7,389
Net gain on sales of investment securities, loans and other assets	(8,592)	(7,014)
Prepayment penalty for Federal Home Loan Bank advances, net	—	1,321
Originations and purchases of loans held for sale	(43,604)	(15,782)
Proceeds from sales of loans held for sale	6,272	—
Net proceeds from FDIC shared-loss agreements	33,890	39,358
Net change in accrued interest receivable and other assets	(12,525)	(27,165)
Net change in accrued expenses and other liabilities	20,557	40,427
Other net operating activities	(3,570)	(713)

Total adjustments	8,309	29,616

Net cash provided by operating activities	80,400	97,699
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans	(147,933)	68,532
Short-term investments	(12,651)	(115,742)
Federal funds sold	—	(30,000)
Purchases of:
Securities purchased under resale agreements	(250,000)	—
Investment securities available-for-sale	(267,882)	(8,018)
Loans receivable	(106,206)	(116,486)
Investments in affordable housing partnerships	(8,386)	(17,850)
Proceeds from sale of:
Investment securities available-for-sale	196,853	260,261
Loans receivable	22,566	27,639
Loans held for sale originated for investment	—	52,559
Other real estate owned	22,313	22,791
Repayments, maturities and redemptions of investment securities available-for-sale	87,889	138,650
Paydowns, maturities and termination of securities purchased under resale agreements	300,000	136,434
Redemption of Federal Home Loan Bank stock	10,480	6,391
Other net investing activities	(4,929)	(832)

Net cash (used in) provided by investing activities	(157,886)	424,329
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	626,348	(113,801)
Short-term borrowings	(20,000)	(25,208)
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	442	1,539
Payment for:
Repayment of FHLB advances	—	(23,003)
Modification of Federal Home Loan Bank advances	—	(37,678)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	(87,000)	(100,978)
Cash dividends	(22,782)	(16,495)
Other net financing activities	(5,763)	(1,284)

Net cash provided by (used in) financing activities	491,245	(316,908)

Effect of exchange rate changes on cash and cash equivalents	—	(451)
NET INCREASE IN CASH AND CASH EQUIVALENTS	413,759	204,669
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,323,106	1,431,185

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,736,865	$1,635,854
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$28,885	$34,140
Income tax payments, net of refunds	1,716	23,422
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	21,855	40,800
Transfers to other real estate owned	23,230	39,572
Loans to facilitate sales of other real estate owned and short sales	—	400

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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Events subsequent to the condensed consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-01 applies to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. The amended guidance is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 enhances the reporting of reclassifications out of accumulated other comprehensive income by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments are effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

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

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of March 31, 2013 and December 31, 2012. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers in and out of Levels 1 and 3 or Levels 2 and 3 during the first three months of 2013 and 2012.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of March 31, 2013
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$470,764	$470,764	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	197,537	—	197,537	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	145,044	—	145,044	—
Residential mortgage-backed securities	1,035,415	—	1,035,415	—
Municipal securities	206,758	—	206,758	—
Other commercial mortgage-backed securities:				—
Investment grade	51,359	—	51,359	—
Corporate debt securities:
Investment grade	453,323	—	453,323	—
Non-investment grade	18,000	—	12,716	5,284
Other securities	10,793	—	10,793	—

Total investment securities available-for-sale	$2,588,993	$470,764	$2,112,945	$5,284

Foreign exchange options	$5,340	$—	$5,340	$—
Interest rate swaps	34,192	—	34,192	—
Short-term foreign exchange contracts	1,303	—	1,303	—
Derivative liabilities	(41,024)	—	(37,791)	(3,233)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2012
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$460,677	$460,677	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	197,855	—	197,855	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	180,665	—	180,665	—
Residential mortgage-backed securities	1,144,085	—	1,144,085	—
Municipal securities	167,093	—	167,093	—
Other commercial mortgage-backed securities:				—
Investment grade	17,084	—	17,084	—
Corporate debt securities:
Investment grade	411,983	—	411,983	—
Non-investment grade	17,417	—	12,617	4,800
Other securities	10,170	—	10,170	—

Total investment securities available-for-sale	$2,607,029	$460,677	$2,141,552	$4,800

Foreign exchange options	$5,011	$—	$5,011	$—
Interest rate swaps	36,943	—	36,943	—
Short-term foreign exchange contracts	896	—	896	—
Derivative liabilities	(42,060)	—	(39,008)	(3,052)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended March 31, 2013
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	March 31,	Assets	Inputs	Inputs	March 31,
	2013	(Level 1)	(Level 2)	(Level 3)	2013
	(In thousands)
Non-covered impaired loans:
Total residential	$12,969	$—	$12,969	$—	$(440)
Total commercial real estate	23,382	—	23,382	—	(2,115)
Total commercial and industrial	2,566	—	1,432	1,134	(2,258)
Total consumer	665	—	665	—	(116)

Total non-covered impaired loans	$39,582	$—	$38,448	$1,134	$(4,929)

Non-covered OREO	$13,227	$—	$13,227	$—	$(1,385)
Covered OREO (1)	$3,720	$—	$3,720	$—	$(126)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended March 31, 2012
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	March 31,	Assets	Inputs	Inputs	March 31,
	2012	(Level 1)	(Level 2)	(Level 3)	2012
	(In thousands)
Non-covered impaired loans:
Total residential	$5,564	$—	$5,564	$—	$(1,903)
Total commercial real estate	21,073	—	21,073	—	(1,343)
Total commercial and industrial	3,316	—	—	3,316	(984)
Total consumer	7	—	7	—	(57)

Total non-covered impaired loans	$29,960	$—	$26,644	$3,316	$(4,287)

Non-covered OREO	$8,195	$—	$8,195	$—	$(855)
Covered OREO (1)	$25,585	$—	$25,585	$—	$(6,449)
Loans held for sale	$4,600	$—	$4,600	$—	$(4,730)

(1)       Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $126 thousand in losses, or $25 thousand, and 20% of the $6.4 million in losses, or $1.3 million, for the three months ended March 31, 2013 and 2012, respectively.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Opening balance, January 1, 2013	$4,800	$(3,052)
Total gains or (losses) for the period: (1)
Included in earnings	—	(181)
Included in other comprehensive income (unrealized) (2)	549	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(65)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—

Closing balance, March 31, 2013	$5,284	$(3,233)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of March 31, 2013	$—	$181

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)

Opening balance, January 1, 2012	$2,235	$(2,634)
Total gains or (losses) for the period: (1)
Included in earnings	(99)	(488)
Included in other comprehensive loss (unrealized) (2)	225	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(114)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—

Closing balance, March 31, 2012	$2,247	$(3,122)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of March 31, 2012	$99	$488

(1)             Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities. Realized gains or losses are reported in the condensed consolidated statements of income.

(2)             Unrealized gains or losses on investment securities are reported in accumulated other comprehensive income (loss), net of tax, in the condensed consolidated statements of comprehensive income.

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

For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit risk and liquidity risk premium, specific nonperformance, and default experience in the collateral underlying the securities. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for credit risk and liquidity risk. The actual Level 3 unobservable assumption rates used as of March 31, 2013 include: a constant prepayment rate of 0% for year 1-5 and 1% thereafter, a constant default rate of 1.2% for year 1-5 and 0.75% thereafter, and a recovery assumption of 0% for existing deferrals/defaults and 15% for future deferrals with a recovery lag of 60 months. Losses arising during the period, if any, are recognized in noninterest income.

Derivative Liabilities — The Company’s derivative liabilities include derivatives payable that fall within Level 3 and all other derivative liabilities which fall within Level 2. The derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CDs pay interest based on changes in either the Chinese currency Renminbi (“RMB”) or the Hang Seng China Enterprises Index (“HSCEI”), as designated, and are included in interest-bearing deposits on the condensed consolidated balance sheets. CDs paying interest based on changes in the HSCEI matured during the fourth quarter of 2012. The fair value of these embedded derivatives is based on the income approach. The payable is divided by the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion the Company applied a risk premium comparable to an agency security risk premium. For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on our institutional credit rating, which resulted in a nominal adjustment to the valuation of the derivative liabilities for the three months ended March 31, 2013. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable. The actual Level 3 unobservable input used as of March 31, 2013 was a credit risk adjustment with a range of 1.17% to 1.25%. The Level 2 derivative liabilities are mostly comprised of the offsetting interest rate swaps with other counterparties. Refer to “Interest Rate Swaps” within this footnote for complete discussion.

Equity Swap Agreements — The Company has entered into equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product, which has a term of 5 years, which matured during the fourth quarter of 2012, and paid interest based on the performance of the HSCEI. The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party.

Foreign Exchange Options — The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment the valuation of the foreign exchange options for the three months ended March 31, 2013. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps — The Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company has also entered into pay-variable, receive-fixed swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company’s consideration of the counterparty’s credit risk resulted in a $0.4 million adjustment to the valuation of the interest rate swaps for the three months ended March 31, 2013. The valuation of the interest rate swap falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Short-term Foreign Exchange Contracts — The Company entered into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations. The Company enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company does not assume any foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The fair value is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts for the three months ended March 31, 2013. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

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

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Carrying		Carrying
	Amount or		Amount or
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,736,865	$1,736,865	$1,323,106	$1,323,106
Short-term investments	379,029	379,029	366,378	366,378
Securities purchased under resale agreements	1,400,000	1,392,927	1,450,000	1,442,302
Investment securities available-for-sale	2,588,993	2,588,993	2,607,029	2,607,029
Loans held for sale	226,635	233,843	174,317	180,349
Loans receivable, net	14,872,172	14,818,860	14,645,785	14,743,218
Investment in Federal Home Loan Bank stock	96,795	96,795	107,275	107,275
Investment in Federal Reserve Bank stock	48,036	48,036	48,003	48,003
Accrued interest receivable	103,392	103,392	94,837	94,837
Foreign exchange options	85,614	5,340	85,614	5,011
Interest rate swaps	1,244,393	34,192	1,190,793	36,943
Short-term foreign exchange contracts	138,940	1,303	112,459	896
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	12,901,076	12,901,076	12,187,740	12,187,740
Time deposits	6,034,626	6,016,426	6,121,614	6,115,530
Federal Home Loan Bank advances	313,494	326,527	312,975	333,060
Securities sold under repurchase agreements	995,000	1,174,984	995,000	1,173,830
Other borrowings	—	—	20,000	20,000
Accrued interest payable	11,103	11,103	10,855	10,855
Long-term debt	137,178	88,379	137,178	83,762
Derivative liabilities	1,576,769	41,024	1,392,494	42,060

The following table shows the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the condensed consolidated balance sheets at fair value at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,736,865	$1,736,865	$—	$—
Short-term investments	379,029	—	379,029	—
Securities purchased under resale agreements	1,392,927	—	1,392,927	—
Loans held for sale	233,843	—	233,843	—
Loans receivable, net	14,818,860	—	—	14,818,860
Investment in Federal Home Loan Bank stock	96,795	—	96,795	—
Investment in Federal Reserve Bank stock	48,036	—	48,036	—
Accrued interest receivable	103,392	—	103,392	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	12,901,076	—	12,901,076	—
Time deposits	6,016,426	—	—	6,016,426
Federal Home Loan Bank advances	326,527	—	326,527	—
Securities sold under repurchase agreements	1,174,984	—	1,174,984	—
Other borrowings	—	—	—	—
Accrued interest payable	11,103	—	11,103	—
Long-term debt	88,379	—	88,379	—

	December 31, 2012
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,323,106	$1,323,106	$—	$—
Short-term investments	366,378	—	366,378	—
Securities purchased under resale agreements	1,442,302	—	1,442,302	—
Loans held for sale	180,349	—	180,349	—
Loans receivable, net	14,743,218	—	—	14,743,218
Investment in Federal Home Loan Bank stock	107,275	—	107,275	—
Investment in Federal Reserve Bank stock	48,003	—	48,003	—
Accrued interest receivable	94,837	—	94,837	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	12,187,740	—	12,187,740	—
Time deposits	6,115,530	—	—	6,115,530
Federal Home Loan Bank advances	333,060	—	333,060	—
Securities sold under repurchase agreements	1,173,830	—	1,173,830	—
Other borrowings	20,000	—	20,000	—
Accrued interest payable	10,855	—	10,855	—
Long-term debt	83,762	—	83,762	—

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

Loans Receivable, net (includes covered and non-covered loans) — The fair value of loans is determined based on a discounted cash flow approach considered for an entry price value. The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within any of the loan portfolios. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair valuation of credit for such loans. Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 3 of the fair value hierarchy.

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

Equity Swap Agreements — Equity swap agreements matured during the fourth quarter of 2012. The fair value of the derivative contracts is provided by a third party and is determined based on the change in value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility of the option, interest rate, and time remaining to maturity. We also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

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

Federal Home Loan Bank Advances — The fair value of Federal Home Loan Bank (“FHLB”) advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for advances with similar remaining maturities at each reporting date. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Securities Sold Under Repurchase Agreements — For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At March 31, 2013 and December 31, 2012, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates, and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

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

Derivatives Liabilities — The Company’s derivative liabilities include “derivatives payable” and all other derivative liabilities. The Company’s derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CD’s pay interest based on changes in RMB or the HSCEI, as designated. CDs paying interest based on changes in the HSCEI matured during the fourth quarter of 2012. The fair value of derivatives payable is estimated using the income approach. Additionally, we considered our own credit risk in determining the valuation. The other derivative liabilities are mostly comprised of the off-setting interest rate swaps. The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of the interest rate swaps within derivative liabilities, the estimate is considered to be within Level 2 of the fair value hierarchy. Due to the unobservable nature of the inputs used in deriving the estimated fair value of derivatives payable within derivative liabilities, this estimate is considered to be within Level 3 of the fair value hierarchy.

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

NOTE 4 — STOCK-BASED COMPENSATION

During the three months ended March 31, 2013, total compensation expense recognized in the condensed consolidated statements of income related to both stock options and restricted stock awards reduced income before taxes by $2.5 million and net income by $1.5 million.

During the three months ended March 31, 2012, total compensation expense recognized in the condensed consolidated statements of income related to both stock options and restricted stock awards reduced income before taxes by $3.6 million and net income by $2.1 million.

The Company received $442 thousand and $1.5 million during the three months ended March 31, 2013 and March 31, 2012, respectively, in cash proceeds from stock option exercises. The net tax benefit recognized in equity for stock compensation plans was $2.6 million and $29 thousand for the three months ended, March 31, 2013 and March 31, 2012, respectively.

As of March 31, 2013, there are 4,115,745 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the three months ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at beginning of period	677,708	$28.41
Granted	—	—
Exercised	(23,584)	18.73
Expired	(141,291)	36.90

Outstanding at end of period	512,833	$26.52	1.56 years	$1,786

Vested or expected to vest at end of period	512,833	$26.52	1.56 years	$1,786

Exercisable at end of period	512,833	$26.52	1.56 years	$1,786

A summary of changes in unvested stock options and related information for the three months ended March 31, 2013 is presented below:

		Weighted Average
		Grant Date Fair Value
	Shares	(per share)
Unvested at January 1, 2013	14,502	$3.00
Granted	—	—
Vested	(14,502)	3.00
Forfeited	—	—

Unvested at March 31, 2013	—	$—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 1) the expected term (estimated period of time outstanding) of stock options granted is estimated using the historical exercise behavior of employees; 2) the expected volatility is based on historical volatility for a period equal to the stock option’s expected term; 3) the expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant; and 4) the risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term. The Company did not issue any stock options during the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2013 and 2012, information related to stock options is presented as follows:

	Three Months Ended
	March 31,
	2013	2012
Weighted average grant date fair value of stock options granted during the period (1)	N/A	N/A
Total intrinsic value of options exercised (in thousands)	$127	$575
Total fair value of options vested (in thousands)	$363	$3,001

(1)             The Company did not issue any stock options during the three months ended March 31, 2013 and 2012.

As of March 31, 2013, all stock options are fully vested and all compensation cost related to stock options have been recognized.

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

A summary of the activity for the Company’s time-based and performance-based restricted stock awards as of March 31, 2013, including changes during the three months then ended, is presented below:

	March 31, 2013
	Restricted Stock Awards
	Time-Based		Performance-Based
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,512,396	$16.30	694,838	$22.43
Granted	11,432	22.31	477,165	25.25
Vested	(677,815)	15.66	(170,427)	22.58
Forfeited	(20,262)	17.54	(6,419)	22.65

Outstanding at end of period	825,751	$16.87	995,157	$23.75

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of time-based restricted stock awards granted during the period ended March 31, 2013 and 2012 were $22.31 and $20.98, respectively. The weighted average fair value of performance-based restricted stock awards granted during the period ended March 31, 2013 and 2012 were $25.25 and $22.05, respectively. The total fair value of time-based restricted stock awards vested for the three months ended March 31, 2013 and 2012 was $16.3 million and $1.8 million, respectively. The total fair value of performance-based restricted stock awards vested during the three months ended March 31, 2013 and 2012 was $4.3 million and $1.9 million, respectively.

As of March 31, 2013, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $6.7 million and $20.7 million, respectively. This cost is expected to be recognized over a weighted average period of 1.4 years and 2.4 years, respectively.

NOTE 5 — INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of March 31, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$469,747	$1,048	$(31)	$470,764
U.S. Government agency and U.S. Government sponsored enterprise debt securities	197,137	520	(120)	197,537
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	142,050	3,405	(411)	145,044
Residential mortgage-backed securities	1,018,638	18,078	(1,301)	1,035,415
Municipal securities	206,113	3,284	(2,639)	206,758
Other commercial mortgage-backed securities:
Investment grade	50,998	361	—	51,359
Corporate debt securities:
Investment grade	458,534	1,554	(6,765)	453,323
Non-investment grade (1)	24,534	200	(6,734)	18,000
Other securities	10,633	160	—	10,793

Total investment securities available-for-sale	$2,578,384	$28,610	$(18,001)	$2,588,993

As of December 31, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$459,613	$1,135	$(71)	$460,677
U.S. Government agency and U.S. Government sponsored enterprise debt securities	197,264	673	(82)	197,855
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	174,036	6,665	(36)	180,665
Residential mortgage-backed securities	1,123,880	20,883	(678)	1,144,085
Municipal securities	163,333	4,491	(731)	167,093
Other commercial mortgage-backed securities:
Investment grade	16,999	85	—	17,084
Corporate debt securities:
Investment grade	429,318	237	(17,572)	411,983
Non-investment grade (1)	24,620	355	(7,558)	17,417
Other securities	9,955	215	—	10,170

Total investment securities available-for-sale	$2,599,018	$34,739	$(26,728)	$2,607,029

(1)             For the three months ended March 31, 2013, the Company did not record any OTTI. The Company recorded $99 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income for the year ended December 31, 2012.

The Company did not have any investment securities held-to-maturity as of March 31, 2013 and December 31, 2012.

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

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the periods shown:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Beginning balance, January 1,	$115,511	$115,412
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	99
Reduction for securities sold	—	—

Ending balance	$115,511	$115,511

During the three months ended March 31, 2013, the Company recorded $5.6 million of gross gains and no gross losses resulting in a net income statement impact of $5.6 million of gain on sale of investment securities. During the three months ended March 31, 2012, the Company recorded $1.7 million of gross gains and $1.2 million of gross losses resulting in a net income statement impact of $483 thousand of gain on sale of investment securities. The tax expense on the sale of investment securities available-for-sale amounted to $2.3 million and $203 thousand for the three months ended March 31, 2013 and 2012, respectively. Total net proceeds for these sales were $196.9 million and $260.3 million for the three months ended March 31, 2013 and 2012, respectively.

The following tables show the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2013 and December 31, 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of March 31, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$52,587	$(31)	$—	$—	$52,587	$(31)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	24,874	(120)	—	—	24,874	(120)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	44,066	(411)	—	—	44,066	(411)
Residential mortgage-backed securities	203,984	(1,301)	—	—	203,984	(1,301)
Municipal securities	120,187	(2,639)	—	—	120,187	(2,639)
Corporate debt securities:
Investment grade	94,204	(2,044)	105,279	(4,721)	199,483	(6,765)
Non-investment grade	2,078	(53)	13,386	(6,681)	15,464	(6,734)
Other securities	—	—	—	—	—	—

Total investment securities available-for-sale	$541,980	$(6,599)	$118,665	$(11,402)	$660,645	$(18,001)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of December 31, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$95,232	$(71)	$—	$—	$95,232	$(71)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	24,912	(82)	—	—	24,912	(82)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	10,013	(36)	—	—	10,013	(36)
Residential mortgage-backed securities	215,826	(678)	—	—	215,826	(678)
Municipal securities	48,363	(731)	—	—	48,363	(731)
Corporate debt securities:
Investment grade	225,819	(5,391)	182,697	(12,181)	408,516	(17,572)
Non-investment grade	—	—	12,574	(7,558)	12,574	(7,558)
Other securities	—	—	—	—	—	—

Total investment securities available-for-sale	$620,165	$(6,989)	$195,271	$(19,739)	$815,436	$(26,728)

Unrealized Losses

The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months are related to municipal and investment grade corporate debt securities. As of March 31, 2013, the Company had $206.8 million of municipal securities and $453.3 million of investment grade corporate debt securities available-for-sale, representing 8% and 18% of the total investment securities available-for-sale portfolio, respectively. As of December 31, 2012, the Company had $167.1 million of municipal securities and $412.0 million of investment grade corporate debt securities available-for-sale, representing 6% and 16% of the total investment securities available-for-sale portfolio, respectively.

As of March 31, 2013, there were 10 individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 5 positions in non-investment grade trust preferred securities with a total fair value of $13.4 million and 5 investment grade corporate debt securities with a fair value of $105.3 million. The unrealized losses on these securities are primarily attributed to the market impact of the sovereign debt crisis in Europe. The Company does not have direct holdings of European sovereign debt.  However, the bank is indirectly affected through the overall impact to the market and especially to corporate debt securities pricing. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their current amortized cost basis.

As of March 31, 2013, there were also 117 securities, not including the 10 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position for less than twelve months include 68 municipal securities, 31 residential agency mortgage-backed securities, 7 commercial agency mortgage-backed securities, 5 U.S. Treasury securities, 4 investment grade corporate debt securities, 1 government sponsored debt security, and 1 non-investment grade corporate debt security. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their current amortized cost basis. As such, the Company does not deem any of the securities as of March 31, 2013 to be other-than-temporarily impaired.

As of December 31, 2012, there were 13 individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 5 positions in trust preferred securities with a total fair value of $12.6 million and 8 investment grade debt securities with a fair value of $182.7 million. As of December 31, 2012 there were also 77 securities, not including the 13 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position for less than twelve months include 26 residential mortgage-backed securities, 29 municipal securities, 11 investment grade corporate debt securities, 9 U.S. Treasury securities, 1 government agency security, and 1 commercial mortgage-backed security. The unrealized losses on these securities are primarily attributed to the market impact to the sovereign debt crisis in Europe.  The company does not have direct holdings of European sovereign debt. However, the bank is indirectly affected through the overall impact to the market and especially to corporate debt securities pricing.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their current amortized cost basis. As such, the Company does not deem these securities, other than those previously stated, to be other-than-temporarily impaired as of December 31, 2012.

Corporate Debt Securities

As of March 31, 2013, there was one non-investment grade corporate debt security with an estimated fair value of $2.1 million that was in a continuous unrealized loss position for twelve months or less. The unrealized losses related to securities that have been in a continuous loss position of twelve months or longer are related to 5 positions in non-investment grade trust preferred debt securities and 5 investment grade corporate debt securities. As of March 31, 2013, these 5 positions in trust preferred securities had an estimated fair value of $13.4 million, representing approximately 1% of the total investment securities available-for-sale portfolio. As of March 31, 2013, these non-investment grade trust preferred debt securities had gross unrealized losses amounting to $6.7 million, or 33% of the total amortized cost basis of these securities. We did not record an impairment loss on our portfolio of pooled trust preferred securities during the first three months of 2013. In comparison, as of March 31, 2012, we had $5.6 million in unrealized losses on securities that are not other-than-temporarily impaired and $5.1 million in noncredit-related impairment losses on securities that are other-than-temporarily impaired as of March 31, 2012 pursuant to the provisions of ASC 320-10-65. We recorded an impairment loss of $99 thousand on our portfolio of pooled trust preferred securities during the first three months of 2012 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

The scheduled maturities of investment securities at March 31, 2013 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due within one year	$212,365	$209,039
Due after one year through five years	538,229	539,827
Due after five years through ten years	602,372	598,904
Due after ten years	1,225,418	1,241,223

Total investment securities available-for-sale	$2,578,384	$2,588,993

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS AND BALANCE SHEET OFFSETTING

The following table summarizes the fair value and balance sheet classification of derivative instruments as of March 31, 2013 and December 31, 2012. The notional amount of the contract is not recorded on the condensed consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If the counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset. The valuation methodology of derivative instruments is disclosed in Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

	Fair Values of Derivative Instruments
	March 31, 2013			December 31, 2012
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets (1)	Liabilities (1)	Amount	Assets (1)	Liabilities (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$70,000	$—	$2,821	$50,000	$—	$1,521
Total derivatives designated as hedging instruments	$70,000	$—	$2,821	$50,000	$—	$1,521

Derivatives not designated as hedging instruments:
Foreign exchange options	$85,614	$5,340	$3,233	$85,614	$5,011	$3,052
Interest rate swaps	1,244,393	34,192	33,832	1,190,793	36,943	36,799
Short-term foreign exchange contracts	138,940	1,303	1,138	112,459	896	688
Total derivatives not designated as hedging instruments	$1,468,947	$40,835	$38,203	$1,388,866	$42,850	$40,539

(1)    Derivative assets, which are a component of other assets, include the estimated settlement of the derivative asset position. Derivative liabilities, which are a component of other liabilities and deposits, include the estimated settlement of the derivative liability position.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit — The Company is exposed to changes in the fair value of certain of its fixed rate certificates of deposit due to changes in the benchmark interest rate, LIBOR. In the first quarter of 2013, the Company entered into two receive-fixed, pay-variable interest rate swaps with major brokerage firms, with a total notional amount of $20.0 million, as a fair value hedge of two fixed rate certificates of deposit, for a total amount of $20.0 million, with the same maturity dates. Interest rate swaps designated as fair value hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

As of March 31, 2013 and December 31, 2012 the total notional amount of the interest rate swaps on the certificates of deposit was $70.0 million and $50.0 million, respectively. The fair value of the interest rate swaps amounted to a $2.8 million and $1.5 million liability, respectively, as of March 31, 2013 and December 31, 2012.  During the three months ended March 31, 2013 and 2012, the Company recognized a net reduction of $87 thousand and $848 thousand, respectively, in expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $385 thousand and $1.5 million, respectively, for the three months ended March 31, 2013 and 2012 related to net settlements on the derivatives.

Derivatives Not Designated as Hedging Instruments

Equity Swap Agreements — In December 2007, the Company entered into two equity swap agreements with a major investment brokerage firm to economically hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers which has a term of 5 years and pays interest based on the performance of the HSCEI. Under ASC 815, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements are marked-to-market each reporting period with resulting changes in fair value recorded in the condensed consolidated statements of income. These equity swap agreements matured during the fourth quarter of 2012.

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

As of March 31, 2013 and December 31, 2012, the notional amount of the foreign exchange options totaled $85.6 million and $85.6 million, respectively. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $5.3 million asset and a $3.2 million liability, respectively, as of March 31, 2013. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $5.0 million asset and a $3.1 million liability, respectively, as of December 31, 2012. The Company delivered collateral, in the form of securities to counterparty institutions, valued at $689 thousand and $940 thousand, respectively, for foreign exchange option contracts that were in a net liability position as of March 31, 2013 and December 31, 2012.

Interest Rate Swaps — Since the fourth quarter of 2010, the Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to economically hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company does not assume any interest rate risk since the swap agreements mirror each other. As of March 31, 2013 and December 31, 2012, the notional amount of the interest rate swaps with the institutional counterparties totaled $1.24 billion and $1.19 billion, respectively. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the condensed consolidated statements of income.

The fair values of the interest rate swap contracts with the institutional counterparty and the Bank customers amounted to a $34.2 million asset and a $33.8 million liability, respectively, as of March 31, 2013. The fair values of the interest rate swap contracts with the institutional counterparty and the Bank customers amounted to a $36.9 million asset and a $36.8 million liability, respectively, as of December 31, 2012.

Short-term Foreign Exchange Contracts — The Company also enters into short-term forward foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of March 31, 2013 and December 31, 2012 the notional amount of the foreign exchange contracts totaled $138.9 million and $112.5 million, respectively. The fair values of the foreign exchange contracts amounted to a $1.3 million asset and a $1.1 million liability, respectively, as of March 31, 2013. The fair values of the foreign exchange contracts amounted to a $896 thousand asset and a $688 thousand liability, respectively, as of December 31, 2012. As of March 31, 2013 and December 31, 2012 the gross aggregate value of assets and liabilities was $461 thousand and $495 thousand, respectively.

The table below presents the effect of the change in fair value for the Company’s derivative financial instruments on the condensed consolidated statements of income for the three months ended March 31, 2013 and 2012:

	Location in	Three Months Ended
	Condensed Consolidated	March 31,
	Statements of Income	2013	2012
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value	Interest expense	$(905)	$(703)

	Total net (expense) income	$(905)	$(703)
Derivatives not designated as hedging instruments
Equity swap agreements	Noninterest expense	$—	$2
Foreign exchange options	Noninterest income	140	253
Foreign exchange options	Noninterest expense	8	55
Interest rate swaps	Noninterest income	216	115
Short-term foreign exchange contracts	Noninterest income	(43)	48

	Total net income (expense)	$321	$473

The Company delivered collateral, in the form of securities to counterparty institutions, for derivatives that were in a net liability position as of March 31, 2013 and December 31, 2012. As of March 31, 2013 and December 31, 2012, the Company did not receive or pledge cash collateral and there were no net asset positions with respect to collateral.

Credit Risk-Related Contingent Features — The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

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

Balance Sheet Offsetting— The Company has entered into agreements with all counterparty financial institutions, which include master netting agreements.  However, the Company elects to account for all derivatives with counterparty institutions on a gross basis. As the foreign exchange options are not under agreements that include master netting terms, they are not included in the table below. The Company has also entered into securities purchased under resale agreements (“resale agreements”), and securities sold under agreements to repurchase (“repurchase agreements”) which have master netting agreements that allow for the netting of collateral positions. These repurchase and resale agreements of securities are not eligible for offset in the consolidated balance sheet.

The following tables show the gross derivatives, resale agreements and repurchase agreements in the consolidated balance sheets and the respective collateral received or pledged in the form of other financial instruments, which are generally marketable securities. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown. The assets and liabilities in the following tables were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party, but is usually delivered to and held by third party trustees.

(In thousands)
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross	Offset in the	Assets presented in	the Condensed Consolidated
	Amounts of	Condensed	the Condensed	Balance Sheets
Assets	Recognized	Consolidated	Consolidated	Financial	Collateral
As of March 31, 2013	Assets	Balance Sheets	Balance Sheets	Instruments	Received	Net Amount
Derivatives	$1,327	$—	$1,327	$(778)	$(549)	$—
Resale Agreements	$1,675,000	$—	$1,675,000	$(545,000)	$(1,130,000)	$—

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross	Offset in the	Liabilities presented	the Condensed Consolidated
	Amounts of	Condensed	in the Condensed	Balance Sheets
Liabilities	Recognized	Consolidated	Consolidated	Financial	Collateral
As of March 31, 2013	Liabilities	Balance Sheets	Balance Sheets	Instruments	Posted	Net Amount
Derivatives	$37,304	$—	$37,304	$(778)	$(36,526)	$—
Repurchase Agreements	$995,000	$—	$995,000	$(545,000)	$(450,000)	$—

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross	Offset in the	Assets presented in	the Condensed Consolidated
	Amounts of	Condensed	the Condensed	Balance Sheets
Assets	Recognized	Consolidated	Consolidated	Financial	Collateral
As of December 31, 2012	Assets	Balance Sheets	Balance Sheets	Instruments	Received	Net Amount
Derivatives	$992	$—	$992	$(366)	$(626)	$—
Resale Agreements	$1,750,000	$—	$1,750,000	$(545,000)	$(1,205,000)	$—

		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross	Offset in the	Liabilities presented	the Condensed Consolidated
	Amounts of	Condensed	in the Condensed	Balance Sheets
Liabilities	Recognized	Consolidated	Consolidated	Financial	Collateral
As of December 31, 2012	Liabilities	Balance Sheets	Balance Sheets	Instruments	Posted	Net Amount
Derivatives	$38,513	$—	$38,513	$(366)	$(38,147)	$—
Repurchase Agreements	$995,000	$—	$995,000	$(545,000)	$(450,000)	$—

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

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of March 31, 2013 and December 31, 2012, the Company’s recorded estimate in the balance sheet, for this liability to the FDIC for WFIB and UCB was $35.3 million and $27.7 million, respectively.

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

The carrying amounts and the composition of the covered loans as of March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Real estate loans:
Residential single-family	$341,946	$362,345
Residential multifamily	587,409	647,440
Commercial and industrial real estate	1,279,779	1,348,556
Construction and land	385,109	417,631

Total real estate loans	2,594,243	2,775,972
Other loans:
Commercial business	539,481	587,333
Other consumer	83,617	87,651

Total other loans	623,098	674,984

Total principal balance	3,217,341	3,450,956
Covered discount	(454,962)	(510,208)

Net valuation of loans	2,762,379	2,940,748
Allowance on covered loans	(10,110)	(5,153)

Total covered loans, net	$2,752,269	$2,935,595

Credit Quality Indicators — At each respective acquisition date, the covered loans were grouped into pools of loans with similar characteristics and risk factors per ASC 310-30. The pools were first developed based on loan categories and performance status. As of March 31, 2013, UCB covered loans represent approximately 94% of total covered loans. For the UCB acquisition, the loans were further segregated among the former UCB domestic, Hong Kong, and China portfolios, representing the three general geographic regions. In addition, the Company evaluated the make-up of geographic regions within the construction, land, and multifamily loan portfolios and further segregated these pools into distressed and non-distressed regions based on our historical experience of real estate loans within the non-covered portfolio. As of the date of acquisition 64% of the UCB portfolio was located in California, 10% was located in Hong Kong and 11% was located in New York. This assessment was factored into the day one valuation and discount applied to the loans. As such, geographic concentration risk is considered in the covered loan discount.

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

The company acquired UCB and WFIB almost 3.5 and 3 years ago, respectively. The majority of the covered loan portfolio accounted for under ASC 310-30, is still performing as expected from the day one valuation or better than expected. However, the company has experienced some concentrated credit deterioration in certain loan pools. Thus, in the first quarter of 2013, due to the concentrated credit deterioration beyond the respective acquisition date fair value of these covered loans under ASC 310-30, a provision for credit losses was recorded through earnings. As of March 31, 2013, there was an allowance of $2.0 million for these loans under ASC 310-30 due to credit deterioration, which resulted from a provision of $2.0 million for the three months ended March 31, 2013. This $2.0 million in allowance is allocated entirely to the portfolio’s commercial real estate segment.

As of the acquisition date, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. Included in the table below are $408.9 million and $431.7 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30 at March 31, 2013 and December 31, 2012, respectively. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $284.1 million of commercial and industrial loans, $81.2 million of commercial real estate loans, $33.0 million of consumer loans and $10.6 million of residential loans. In comparison, at December 31, 2012, these additional advances were within our loan segments as follows: $302.3 million of commercial and industrial loans, $83.4 million of commercial real estate loans, $34.5 million of consumer loans and $11.5 million of residential loans. During the three months ended March 31, 2013, the Company recorded $132 thousand of charge-offs on loans outside of the scope of ASC 310-30. There were no charge-offs during the three months ended March 31, 2012. The resulting provision on covered loans outside the scope of ASC 310-30 was $3.1 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. Refer to Note 8 for additional discussion of these covered charge-offs. As of March 31, 2013, $8.1 million, or 3.4%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $8.1 million in allowance is allocated within our loan segments as follows: $4.8 million for commercial and industrial loans, $2.8 million for commercial real estate loans, $407 thousand for consumer loans, and $160 thousand for residential loans. At December 31, 2012, $5.2 million, or 2.2% of the total allowance was allocated within our loan segments as follows:  $2.5 million for commercial real estate loans, $2.4 million for commercial and industrial loans, $194 thousand for consumer loans and $87 thousand for residential loans. The $2.0 million allowance for loans under ASC 310-30 discussed above and the $8.1 million in allowance for loans outside the scope of ASC 310-30 together comprise the total covered allowance of $10.1 million or 4.2% of total allowance as of March 31, 2013.

The tables below present the covered loan portfolio by credit quality indicator as of March 31, 2012 and December 31, 2012.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2013
Real estate loans:
Residential single-family	$325,397	$903	$15,646	$—	$341,946
Residential multifamily	526,181	6,262	54,966	—	587,409
Commercial and industrial real estate	934,102	9,343	329,607	6,727	1,279,779
Construction and land	156,013	14,792	213,132	1,172	385,109

Total real estate loans	1,941,693	31,300	613,351	7,899	2,594,243
Other loans:
Commercial business	401,191	24,793	113,302	195	539,481
Other consumer	81,797	279	1,541	—	83,617

Total other loans	482,988	25,072	114,843	195	623,098

Total principal balance	$2,424,681	$56,372	$728,194	$8,094	$3,217,341

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2012
Real estate loans:
Residential single-family	$345,568	$982	$15,795	$—	$362,345
Residential multifamily	571,061	8,074	68,305	—	647,440
Commercial and industrial real estate	963,069	10,777	367,869	6,841	1,348,556
Construction and land	170,548	15,135	230,776	1,172	417,631

Total real estate loans	2,050,246	34,968	682,745	8,013	2,775,972
Other loans:
Commercial business	434,138	22,533	130,467	195	587,333
Other consumer	85,534	515	1,602	—	87,651

Total other loans	519,672	23,048	132,069	195	674,984

Total principal balance	$2,569,918	$58,016	$814,814	$8,208	$3,450,956

As of March 31, 2013 and December 31, 2012, $207.7 million and $204.3 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonaccrual loans in accordance with the contractual terms of the individual loans.

The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2013	2012
	(In thousands)
Covered nonaccrual loans(1) (2) (3)	$207,683	$204,310
Covered loans past due 90 days or more but not on nonaccrual	—	—

Total nonperforming loans	207,683	204,310
Other real estate owned covered, net	28,567	26,808

Total covered nonperforming assets	$236,250	$231,118

(1)       Covered nonaccrual loans include loans that meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30 and all losses on covered loans are 80% reimbursed by the FDIC.

(2)       Represents principal balance net of discount.

(3)       Includes $37.0 million and $29.6 million of loans at March 31, 2013 and December 31, 2012, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

As of March 31, 2013, we had 30 covered OREO properties with a combined aggregate carrying value of $28.6 million. Approximately 60% and 14% of covered OREO properties as of March 31, 2013 were located in California and Texas, respectively. As of December 31, 2012, we had 37 covered OREO properties with an aggregate carrying value of $26.8 million. During the first three months of 2013, 8 properties with an aggregate carrying value of $14.9 million were added through foreclosure. The carrying value at March 31, 2013 is net of adjustments on covered OREO of $64 thousand. During the first three months of 2013, we sold 15 covered OREO properties for total proceeds of $16.0 million resulting in a total net gain on sale of $2.8 million.

Changes in the accretable yield for the covered loans are as follows for the periods shown:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$556,986	$785,165
Additions	—	—
Accretion	(46,146)	(25,606)
Changes in expected cash flows	(7,364)	(62,893)

Balance at end of period	$503,476	$696,666

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

From December 31, 2012 to March 31, 2013, excluding scheduled principal payments, a total of $172.3 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $32.7 million related to payoffs and removals offset by charge-offs.

From December 31, 2011 to March 31, 2012, excluding scheduled principal payments, a total of $219.6 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $4.1 million related to payoffs and removals offset by charge-offs.

FDIC Indemnification Asset

Due to the fourth quarter 2010 reduction of the nonaccretable difference on the UCB covered loan portfolio, the expected reimbursement from the FDIC under the loss-sharing agreement decreased. As such, the Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset, in line with the improved accretable yield as discussed above. For the three months ended March 31, 2013, the Company recorded $8.7 million of amortization against income, compared to $10.1 million of amortization for the three months ended March 31, 2012. For the three months ended March 31, 2013, the Company also recorded a reduction to the FDIC indemnification asset resulting from paydowns, payoffs, loan sales and charge-offs of $23.2 million. For the three months ended March 31, 2012, the Company recorded reductions of $41.0 million.

The table below shows FDIC indemnification asset activity for the periods shown:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$316,313	$511,135
(Amortization)	(8,686)	(10,071)
Reductions (1)	(23,235)	(40,968)
Estimate of FDIC repayment (2)	(7,558)	(2,831)

Balance at end of period	$276,834	$457,265

(1)             Reductions relate to charge-offs, partial prepayments, loan payoffs and loan sales which result in a corresponding reduction of the indemnification asset.

(2)          This represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC loss share agreements, due to lower thresholds of losses.

FDIC Receivable

As of March 31, 2013, the FDIC loss-sharing receivable was $46.8 million as compared to $73.1 million as of December 31, 2012. This receivable represents 80% of reimbursable amounts from the FDIC, under the FDIC loss-sharing agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan related expenses and OREO-related expenses. 100% of the loan related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the condensed consolidated balance sheet.

NOTE 8 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans receivable, excluding covered loans (“non-covered loans”) for the periods indicated:

	March 31,	December 31,
	2013	2012
	(In thousands)
Residential:
Single-family	$2,334,913	$2,187,323
Multifamily	919,220	900,708

Total residential	3,254,133	3,088,031
Commercial Real Estate (“CRE”):
Income producing	3,754,434	3,644,035
Construction	129,881	121,589
Land	111,997	129,071

Total CRE	3,996,312	3,894,695
Commercial and Industrial (“C&I”):
Commercial business	3,588,228	3,569,388
Trade finance	692,561	661,877

Total C&I	4,280,789	4,231,265
Consumer:
Student loans	562,819	475,799
Other consumer	280,975	269,083

Total consumer	843,794	744,882

Total gross loans receivable, excluding covered loans	12,375,028	11,958,873

Unearned fees, premiums, and discounts, net	(26,329)	(19,301)
Allowance for loan losses, excluding covered loans	(228,796)	(229,382)

Loans receivable, excluding covered loans, net	$12,119,903	$11,710,190

Accrued interest on covered and non-covered loans receivable amounted to $84.2 million and $76.8 million at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, covered and non-covered loans receivable totaling $9.01 billion and $8.88 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $263.1 million and $220.4 million in new residential single-family loans during the three months ended March 31, 2013 and 2012, respectively.

The Bank also offers both fixed and ARM residential multifamily loan programs. For the three months ended March 31, 2013 and 2012, the Bank originated $50.3 million and $17.2 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods. The Bank originates single-family residential loans where the underwriting criteria is heavily based on a maximum loan to value ratio (generally of 65%) and no or limited verification or documentation of a borrower’s income is obtained.   The Bank considers all of the single-family and multifamily loans originated to be prime loans and the underwriting criteria include maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank has single-family loans with interest-only features which represents approximately less than 1% of total single-family loans at both March 31, 2013 and December 31, 2012. Additionally, the Bank owns residential loans that were purchased several years ago that permit different repayment options. For these loans, there is the potential for negative amortization if the borrower so chooses. These residential loans that permit different repayment options represents approximately less than 1%, of total residential loans at both March 31, 2013 and December 31, 2012. None of these loans were negatively amortizing as of March 31, 2013 and December 31, 2012.

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

Credit Risk and Concentrations — The bank has a concentration of real estate loans in California, including the areas of Los Angeles, Riverside, San Bernardino, and Orange counties. As of March 31, 2013, the Company had $4.00 billion in non-covered commercial real estate loans and $3.25 billion in non-covered residential loans, of which approximately 88% are secured by real properties located in California. Potential further deterioration in the real estate market generally and residential building in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance loans relate to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import activities as well as some export activities. We also offer export-import financing to various domestic and foreign customers. Certain trade finance loans may be guaranteed by the Export-Import Bank of the United States or the Export-Import Bank of China.

Purchased Loans — During the first three months of 2013, the Company purchased loans with an unpaid principal balance of $151.8 million and a carrying amount of $143.5 million. Approximately, 98% of these loans are student loans which are mostly guaranteed by the U.S. Department of Education and pose limited credit risk.

Loans Held for Sale — Loans held for sale totaled $226.6 million and $174.3 million as of March 31, 2013 and December 31, 2012, respectively. Loans held for sale are recorded at the lower of cost or fair market value. Fair market value, if lower than cost, is determined based on valuations obtained from market participants or the value of the underlying collateral. As of March 31, 2013, approximately 89% of these loans were student loans, the majority of which are guaranteed by the U.S. Department of Education. During the first three months of 2013, in total, net loans receivable of $21.9 million were reclassified to loans held for sale. Some of these loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $6.3 million in the first three months of 2013, resulting in net gains on sale of $1 thousand. Proceeds from sales of loans held for sale were $52.6 million in the first three months of 2012 with $4.6 million net gains on sale.

Credit Quality Indicators — Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower’s current financial and liquidity status, and all other relevant information. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass or Watch, Special Mention, Substandard, Doubtful, and Loss. The risk ratings reflect the relative strength of the sources of repayment.

Pass or Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade and, generally, the Company does not grade a loan as Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in borrower status and likelihood of loan repayment. The tables below present the non-covered loan portfolio by credit quality indicator as of March 31, 2013 and December 31, 2012. There were no Loss grade loans as of March 31, 2013 and December 31, 2012.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2013
Residential:
Single-family	$2,310,623	$6,278	$18,012	$—	$2,334,913
Multifamily	823,560	11,782	83,878	—	919,220
CRE:
Income producing	3,522,732	54,457	177,245	—	3,754,434
Construction	69,511	16,836	43,534	—	129,881
Land	62,383	13,139	36,475	—	111,997
C&I:
Commercial business	3,378,070	94,628	115,530	—	3,588,228
Trade finance	676,601	8,849	7,111	—	692,561
Consumer:
Student loans	562,752	67	—	—	562,819
Other consumer	274,307	1,328	5,340	—	280,975

Total	$11,680,539	$207,364	$487,125	$—	$12,375,028

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2012
Residential:
Single-family	$2,163,918	$5,131	$18,274	$—	$2,187,323
Multifamily	781,552	13,510	105,646	—	900,708
CRE:
Income producing	3,416,142	42,222	185,671	—	3,644,035
Construction	63,008	16,885	41,696	—	121,589
Land	79,085	13,232	36,754	—	129,071
C&I:
Commercial business	3,380,212	69,687	119,489	—	3,569,388
Trade finance	632,617	24,778	4,482	—	661,877
Consumer:
Student loans	475,799	—	—	—	475,799
Other consumer	261,136	1,115	6,832	—	269,083

Total	$11,253,469	$186,560	$518,844	$—	$11,958,873

Nonaccrual and Past Due Loans—Loans are tracked by the number of days borrower payments are past due. The tables below present an aging analysis of nonaccrual loans, past due non-covered loans and loans held for sale, segregated by class of loans, as of March 31, 2013 and December 31, 2012:

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
March 31, 2013
Residential:
Single-family	$5,939	$1,861	$7,800	$497	$9,097	$9,594	$2,317,519	$2,334,913
Multifamily	4,306	238	4,544	9,593	4,961	14,554	900,122	919,220
CRE:
Income producing	16,489	2,689	19,178	10,533	8,718	19,251	3,716,005	3,754,434
Construction	—	—	—	—	27,044	27,044	102,837	129,881
Land	11,770	—	11,770	305	4,321	4,626	95,601	111,997
C&I:
Commercial business	2,333	229	2,562	7,406	14,714	22,120	3,563,546	3,588,228
Trade finance	—	—	—	373	2,419	2,792	689,769	692,561
Consumer:
Student loans	295	67	362	—	—	—	562,457	562,819
Other consumer	376	3	379	—	1,345	1,345	279,251	280,975
Loans held for sale	—	—	—	—	25,837	25,837	200,798	226,635

Total	$41,508	$5,087	$46,595	$28,707	$98,456	$127,163	$12,427,905	12,601,663

Unearned fees, premiums and discounts, net								(26,329)

Total recorded investment in non-covered loans and loans held for sale								$12,575,334

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
December 31, 2012
Residential:
Single-family	$4,820	$2,244	$7,064	$1,301	$9,809	$11,110	$2,169,149	$2,187,323
Multifamily	7,127	924	8,051	6,788	11,052	17,840	874,817	900,708
CRE:
Income producing	18,118	4,731	22,849	9,485	8,354	17,839	3,603,347	3,644,035
Construction	—	—	—	—	27,039	27,039	94,550	121,589
Land	—	—	—	637	3,984	4,621	124,450	129,071
C&I:
Commercial business	3,293	316	3,609	8,068	14,740	22,808	3,542,971	3,569,388
Trade finance	500	—	500	429	2,003	2,432	658,945	661,877
Consumer:
Student loans	71	—	71	—	—	—	475,728	475,799
Other consumer	485	968	1,453	499	3,921	4,420	263,210	269,083
Loans held for sale	—	—	—	—	—	—	174,317	174,317

Total	$34,414	$9,183	$43,597	$27,207	$80,902	$108,109	$11,981,484	12,133,190

Unearned fees, premiums and discounts, net								(19,301)

Total recorded investment in non-covered loans and loans held for sale								$12,113,889

Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent troubled debt restructurings, are also placed on nonaccrual status. Nonaccrual loans totaled $127.2 million and $108.1 million at March 31, 2013 and December 31, 2012, respectively. Loans not 90 or more days past due totaled $28.7 million and $27.2 million as of March 31, 2013 and December 31, 2012, respectively, and were included in non-covered nonaccrual loans.

The following is a summary of interest income foregone on nonaccrual loans:

	For the Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$1,656	$1,730
Less: Interest income recognized on nonaccrual loans on a cash basis	(606)	(701)

Interest income foregone on nonaccrual loans	$1,050	$1,029

Troubled debt restructurings — A troubled debt restructuring (“TDR”) is a modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a below-market change in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged-off. The A/B note balance is comprised of the A note balances only. A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement.

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms. For nonperforming restructured loans, the loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments. The Company had $57.0 million and $94.6 million in total performing restructured loans as of March 31, 2013 and December 31, 2012, respectively. Nonperforming restructured loans were $9.0 million and $10.0 million at March 31, 2013 and December 31, 2012, respectively. Included as TDRs were $2.4 million and $34.8 million of performing A/B notes as of March 31, 2013 and December 31, 2012, respectively.  All TDRs are included in the balance of impaired loans.

The following table provides information on loans modified as of March 31, 2013 and 2012 that were modified as TDRs during the three months ended March 31, 2013 and 2012:

Loans Modified as TDRs During the
Three Months Ended March 31, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
(Dollars in thousands)
Residential:
Single-family	—	$—	$—	$—
Multifamily	—	$—	$—	$—
CRE:
Income producing	—	$—	$—	$—
Construction	—	$—	$—	$—
Land	—	$—	$—	$—
C&I:
Commercial business	1	$42	$41	$—
Trade finance	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—
Other consumer	1	$651	$651	$—

	Loans Modified as TDRs During the
	Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
	(Dollars in thousands)
Residential:
Single-family	1	$302	$206	$95
Multifamily	1	$399	$390	$—
CRE:
Income producing	4	$4,103	$3,683	$561
Construction	—	$—	$—	$—
Land	1	$432	$70	$77
C&I:
Commercial business	6	$2,525	$2,489	$297
Trade finance	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—
Other consumer	—	$—	$—	$—

(1)       Includes subsequent payments after modification and reflects the balance as of March 31, 2013 and 2012.

(2)       The financial impact includes charge-offs and specific reserves recorded at modification date.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the bank’s recovery. As of March 31, 2013, modifications of commercial and industrial TDRs, including commercial business and trade finance loans, were restructured through principal and interest reduction with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $41 thousand as of March 31, 2013. Consumer TDRs, including student loans and other consumer loans, were restructured through maturity extensions, for a total of $651 thousand as of March 31, 2013.

As of March 31, 2012 residential TDRs modified using principal and interest deferment and/or A/B note splits totaled $596 thousand, as of March 31, 2012. Commercial real estate TDRs, including income producing, construction and land loans, were primarily modified through A/B note splits, maturity extensions, forbearance payments, principal and interest deferment and/or non-market interest rate changes with an impact of a partial chargeoff or loss for the bank and reduction of interest collected over the life of the loan. Commercial real estate TDRs modified through A/B note splits and/or maturity extensions totaled $1.7 million as of March 31, 2012. Commercial real estate TDRs modified through forbearance payments, principal and interest deferment and/or non-market interest changes totaled $2.0 million as of March 31, 2012. Commercial and industrial TDRs, including commercial business and trade finance loans, were restructured in various ways, including forbearance payments, principal deferment and/or maturity extensions with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $2.5 million as of March 31, 2012.

Performing TDRs at March 31, 2013 were comprised of $28.2 million in residential loans, $24.6 million in commercial real estate loans, $3.4 million in commercial and industrial loans and $759 thousand in consumer loans. Performing TDRs at December 31, 2012 were comprised of $43.5 million in residential loans, $47.4 million in commercial real estate loans, $3.6 million in commercial and industrial loans and $108 thousand in consumer loans. Nonperforming TDRs at March 31, 2013 were comprised of $4.3 million in residential loans, $2.0 million in commercial real estate loans and $2.7 million in commercial and industrial loans. Nonperforming TDRs at December 31, 2012 were comprised of $5.1 million in residential loans, $1.9 million in commercial real estate loans and $3.0 million in commercial and industrial loans.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 30 days for commercial and industrial, commercial real estate and consumer loans, and beyond 90 days for residential loans, becomes nonaccrual and is considered to have defaulted. The following table provides information for loans modified as TDRs within the previous 12 months that have subsequently defaulted as of March 31, 2013 for the three months ended March 31, 2013.

	Loans Modified as TDRs that Subsequently Defaulted
	During the Three Months Ended March 31,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Residential:
Single-family	2	$2,830	—	$—
Multifamily	—	$—	2	$1,109
CRE:
Income producing	—	$—	—	$—
Construction	—	$—	1	$1,509
Land	—	$—	—	$—
C&I:
Commercial business	4	$817	2	$227
Trade finance	—	$—	—	$—
Consumer:
Student loans	—	$—	—	$—
Other consumer	—	$—	—	$—

All TDRs are included in the impaired loan quarterly valuation allowance process. See the sections below Impaired Loans and Allowance for Loan Losses for the complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of delinquent TDRs and when the restructured loan is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. If the loan is a performing TDR the deficiency is included in the specific allowance, as appropriate. As of March 31, 2013, the allowance for loan losses associated with TDRs was $7.4 million for performing TDRs and $366 thousand for nonperforming TDRs. As of December 31, 2012, the allowance for loan losses associated with TDRs was $8.7 million for performing TDRs and $203 thousand for nonperforming TDRs, respectively.

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

At March 31, 2013 and December 31, 2012, impaired non-covered loans totaled $156.1 million and $200.5 million, respectively. Impaired non-covered loans as of March 31, 2013 and December 31, 2012 are set forth in the following tables. The interest income recognized on impaired loans, excluding performing TDRs, is recognized on a cash basis when received.

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment (2)	Allowance	Investment	Recognized (1)
	(In thousands)
As of and for the three months ended March 31, 2013
Residential:
Single-family	$14,583	$11,591	$2,036	$13,627	$408	$13,988	$84
Multifamily	40,932	27,730	10,946	38,676	629	38,894	150
CRE:
Income producing	40,836	19,466	15,519	34,985	2,703	35,591	230
Construction	30,298	25,530	1,515	27,045	148	27,042	—
Land	18,731	2,310	11,211	13,521	4,007	13,579	12
C&I:
Commercial business	37,120	17,611	5,448	23,059	4,234	23,636	112
Trade finance	4,649	2,592	500	3,092	500	3,120	16
Consumer:
Student loans	—	—	—	—	—	—	—
Other consumer	2,486	1,732	372	2,104	4	2,166	2

Total	$189,635	$108,562	$47,547	$156,109	$12,633	$158,016	$606

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment (2)	Allowance	Investment	Recognized (1)
	(In thousands)
As of and for the year ended December 31, 2012
Residential:
Single-family	$19,318	$15,610	$2,598	$18,208	$721	$19,094	$88
Multifamily	57,464	45,511	8,756	54,267	2,410	54,707	403
CRE:
Income producing	59,574	47,019	7,656	54,675	2,559	57,854	304
Construction	30,815	25,530	1,509	27,039	142	22,696	723
Land	20,317	6,132	8,995	15,127	2,860	17,769	76
C&I:
Commercial business	38,630	20,235	3,835	24,070	2,835	33,343	614
Trade finance	4,124	2,582	—	2,582	—	3,863	48
Consumer:
Student loans	—	—	—	—	—	—	—
Other consumer	4,798	4,528	—	4,528	—	4,631	13

Total	$235,040	$167,147	$33,349	$200,496	$11,527	$213,957	$2,269

(1)                Excludes interest from performing TDRs.

(2)                Excludes $37.0 million and $29.6 million of covered non-accrual loans at March 31, 2013 and December 31, 2012, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Bank’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of March 31, 2013, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are the global cash flows of the borrowers and guarantors, if any and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loans.

Our methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations. The migration analysis examines pools of loans having similar characteristics and analyzes their loss rates over a historical period. We utilize historical loss factors derived from trends and losses associated with each pool over a specified period of time. Based on this process, we assign loss factors to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be entirely indicative of the actual or inherent loss potential. As such, we utilize qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations. Qualitative and environmental factors are reflected as percentage adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance for each loan pool.

Covered Loans — The Company acquired UCB and WFIB almost 3.5 and 3 years ago, respectively. The majority of the covered loan portfolio accounted for under ASC 310-30, is still performing as expected from the day one valuation or better than expected. However, the company has experienced some concentrated credit deterioration in certain pools. Thus, in the first quarter of 2013, due to the concentrated credit deterioration beyond the respective acquisition date fair value of these covered loans under ASC 310-30, a provision for credit losses has been recorded through earnings. As of March 31, 2013, there was an allowance of $2.0 million for these loans under ASC 310-30 due to credit deterioration, which resulted from a provision of $2.0 million for the three months ended March 31, 2013. This $2.0 million of allowance for loan losses is allocated entirely to the portfolio’s commercial real estate segment.

As of the respective acquisition dates, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the allowance for loan losses calculation. As of March 31, 2013 and December 31, 2012, $8.1 million, or 3.4% and $5.2 million, or 2.2%, respectively, of the total allowance is allocated to the allowance for loan losses on covered loans. The covered loans acquired are, and will continue to be, subject to the Bank’s internal and external credit review and monitoring. The $2.0 million allowance for loans under ASC 310-30 discussed above and the $8.1 million in allowance for loans outside the scope of ASC 310-30 amount to $10.1 million or 4.2% of total allowance as of March 31, 2013.

During the three months ended March 31, 2013, the Company recorded $132 thousand of charge-offs within our commercial and industrial loan segment on several covered loans outside of the scope of ASC 310-30. The resulting provision on covered loans for the three months ended March 31, 2013 was $3.1 million. As these loans are covered under loss-sharing agreements with the FDIC, the Company recorded income of $106 thousand or 80% of the charge-off amount of $132 thousand in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings for the first quarter of $26 thousand. There were no charge-offs for covered loans outside the scope of ASC 310-30 during the three months ended March 31, 2012.

The Company recorded $4.3 million in total loan loss provisions for the three months ended March 31, 2013, as compared to $18.1 million for the three months ended March 31, 2012. When determined uncollectable, it is the Company’s policy to promptly charge-off the amount of impairment on a loan which represents the difference in the outstanding loan balance and the fair value of the collateral. Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. For the three months ended March 31, 2013, the Company recorded $672 thousand in total net charge-offs in comparison to $10.3 million for the three months ended March 31, 2012. The following tables detail activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the three months ended March 31, 2013, and the year ended December 31, 2012. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Loan Losses	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2013
Beginning balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$—	$234,535
Provision for loan losses	(2,926)	3,818	(2,300)	1,362	3,097	1,992	(716)	4,327
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	—	716	716
Charge-offs	(311)	(1,005)	(1,261)	(346)	(132)	—	—	(3,055)
Recoveries	768	289	531	795	—	—	—	2,383

Net charge-offs	457	(716)	(730)	449	(132)	—	—	(672)

Ending balance	$46,880	$72,958	$102,346	$6,612	$8,118	$1,992	$—	$238,906

Ending balance allocated to:
Loans individually evaluated for impairment	$1,037	$6,858	$4,734	$4	$—	$—	$—	$12,633
Loans collectively evaluated for impairment	45,843	66,100	97,612	6,608	8,118	—	—	224,281
Covered loans acquired with deteriorated credit quality(2)	—	—	—	—	—	1,992	—	1,992

Ending balance	$46,880	$72,958	$102,346	$6,612	$8,118	$1,992	$—	$238,906

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Loan Losses	Unallocated	Total
	(In thousands)
Year Ended December 31, 2012
Beginning balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$—	$216,523
Provision for loan losses	3,255	20,977	35,204	2,295	5,016	—	(1,563)	65,184
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	—	1,563	1,563
Charge-offs	(7,700)	(27,060)	(21,818)	(1,824)	(6,510)	—	—	(64,912)
Recoveries	1,614	9,482	4,970	111	—	—	—	16,177

Net charge-offs	(6,086)	(17,578)	(16,848)	(1,713)	(6,510)	—	—	(48,735)

Ending balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$—	$234,535

Ending balance allocated to:
Loans individually evaluated for impairment	$3,131	$5,561	$2,835	$—	$—	$—	$—	$11,527
Loans collectively evaluated for impairment	46,218	64,295	102,541	4,801	5,153	—	—	223,008
Covered loans acquired with deteriorated credit quality(2)	—	—	—	—	—	—	—	—

Ending balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$—	$234,535

(1)                 This allowance is related to drawdowns on commitments that were in existence as of the acquisition dates of WFIB and UCB and, therefore, are covered under the shared-loss agreements with the FDIC. Allowance on these subsequent drawdowns is accounted for as part of the allowance for loan losses.

(2)                 The Company has elected to account for covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30, excluding any additional advances subsequent to acquisition date.

The Company’s recorded investment in total loans receivable as of March 31, 2013 and December 31, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Loan Losses	Total
	(In thousands)
March 31, 2013
Loans individually evaluated for impairment	$52,303	$75,551	$26,151	$2,104	$—	$—	$156,109
Covered loans individually evaluated for impairment (2)	—	—	—	—	5,237	—	5,237
Loans collectively evaluated for impairment	3,201,830	3,920,761	4,254,638	841,690	403,621	—	12,622,540
Covered loans acquired with deteriorated credit quality (1)	899,754	1,531,686	229,856	50,894	—	96,293	2,808,483

Ending balance	$4,153,887	$5,527,998	$4,510,645	$894,688	$408,858	$96,293	$15,592,369

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Loan Losses	Total
	(In thousands)
December 31, 2012
Loans individually evaluated for impairment	$72,475	$96,841	$26,652	$4,528	$—	$—	$200,496
Covered loans individually evaluated for impairment(2)	—	—	—	—	5,237	—	5,237
Loans collectively evaluated for impairment	3,015,556	3,797,854	4,204,613	740,354	426,448	—	12,184,825
Covered loans acquired with deteriorated credit quality (1)	976,969	1,727,159	261,622	53,521	—	—	3,019,271

Ending balance	$4,065,000	$5,621,854	$4,492,887	$798,403	$431,685	$—	$15,409,829

(1)                 The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30. The total principal balance is presented and excludes the purchase discount and any additional advances subsequent to acquisition date.

(2)                 Excludes $37.0 million and $29.6 million of covered non-accrual loans at March 31,2013 and December 31, 2012, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions — The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of March 31, 2013 and December 31, 2012, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $8.7 million and $9.4 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.55 billion and $1.65 billion at March 31, 2013 and December 31, 2012, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing or has limited recourse. The majority of these loans are residential and CRE at March 31, 2013 and December 31, 2012. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions, $4.3 million and $4.8 million pertain to these loans as of March 31, 2013 and December 31, 2012, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

NOTE 9 — AFFORDABLE HOUSING PARTNERSHIPS AND OTHER INVESTMENTS

The Company invests in certain limited partnerships that are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company’s ownership amount in each limited partnership varies. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. The Company is not the primary beneficiary and, therefore, not required to consolidate these entities. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company uses either the equity method or cost method of accounting. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest. The balance of the investments in these entities was $181.9 million and $185.6 million at March 31, 2013 and December 31, 2012, respectively.

The Company also invests in certain limited partnerships that qualify for Community Reinvestment Act (CRA) credits or that qualify for other types of tax credits. The Community Reinvestment Act encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. The balance of CRA and other investments was $47.9 million and $45.9 million at March 31, 2013 and December 31, 2012, respectively, and is included in other assets in the condensed consolidated balance sheets.

The Company has unfunded commitments related to the affordable housing and other investments that are payable on demand. Total unfunded commitments for these investments were $78.8 million and $84.6 million at March 31, 2013 and December 31, 2012, respectively, and are recorded in accrued expenses and other liabilities in the condensed consolidated balance sheets.

NOTE 10 — PREMISES AND EQUIPMENT

At March 31, 2013, total premises and equipment was $176.7 million with accumulated depreciation and amortization of $67.2 million and a net value of $109.5 million. At December 31, 2012, total premises and equipment was $171.7 million with accumulated depreciation and amortization of $64.2 million and a net value of $107.5 million.

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

NOTE 11 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of March 31, 2013 and December 31, 2012. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of March 31, 2013, the Company’s market capitalization based on total outstanding common and preferred shares was $3.65 billion and its total stockholders’ equity was $2.34 billion. The Company performed its annual impairment test as of December 31, 2012 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of March 31, 2013 and December 31, 2012, the gross carrying amount of premiums on acquired deposits remains at $100.2 million, and the related accumulated amortization totaled $46.3 million and $43.9 million, respectively.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $2.4 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Amount
(In thousands)
Estimated Amortization Expense of Premiums on Acquired Deposits
Nine Months Ending December 31, 2013	$6,955
Year Ending December 31, 2014	8,454
Year Ending December 31, 2015	7,543
Year Ending December 31, 2016	6,634
Year Ending December 31, 2017	5,722
Thereafter	18,567

Total	$53,875

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Credit Extensions — In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements. As of March 31, 2013 and December 31, 2012, undisbursed loan commitments amounted to $2.75 billion and $2.61 billion, respectively. Commercial and standby letters of credit amounted to $994.4 million and $998.7 million as of March 31, 2013 and December 31, 2012, respectively.

Guarantees — From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of March 31, 2013, total loans sold or securitized with recourse amounted to $421.5 million and were comprised of $46.8 million in single-family loans with full recourse and $374.7 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $461.8 million at December 31, 2012 comprised of $48.4 million in single-family loans with full recourse and $413.4 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $4.3 million as of March 31, 2013 and $4.8 million as of December 31, 2012, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. Despite the challenging conditions in the real estate market, the Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of March 31, 2013 and December 31, 2012, the amount of loans sold without recourse totaled $901.8 million and $953.2 million, respectively. Total loans securitized without recourse amounted to $227.4 million and $235.8 million, respectively, at March 31, 2013 and December 31, 2012. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation — Neither the Company nor the Bank is involved in any material legal proceedings at March 31, 2013. Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with ASC 450, Contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters, if any, currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Other Commitments — The Company has commitments to invest in affordable housing funds, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand. As of March 31, 2013 and December 31, 2012 these commitments were $78.8 million and $84.6 million, respectively. These commitments are recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet.

NOTE 13 — STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering — In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. The holders of the Series A preferred stock have the right at any time to convert each share of Series A preferred shares into 64.9942 shares of the Company’s common stock, plus cash in lieu of fractional shares. This represents an initial conversion price of approximately $15.39 per share of common stock or a 22.5% conversion premium based on the closing price of the Company’s common stock on April 23, 2008 of $12.56 per share. On or after May 1, 2013, the Company will have the right, under certain circumstances, to cause the Series A preferred shares to be converted into shares of the Company’s common stock. Dividends on the Series A preferred shares, if declared, will accrue and be payable quarterly in arrears at a rate per annum equal to 8% on the liquidation preference of $1,000 per share. The proceeds from this offering were used to augment the Company’s liquidity and capital positions and reduce its borrowings. As of March 31, 2013, 85,710 shares were outstanding.

Stock Repurchase Program — On January 23, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company’s common stock. As of March 31, 2013, the Company repurchased 3,543,100 shares at a weighted average price of $24.53 per share and a total cost of $87.0 million, in comparison, the Company repurchased 4,554,827 shares at a weighted average price of $22.14 per share and a total cost of $101.0 million during the three months ended March 31, 2012.

Quarterly Dividends — In January 2013, the Company declared the payment of first quarter dividends of $20.00 per share on the Company’s Series A preferred stock, payable on or about February 1, 2013 to shareholders of record as of January 15, 2013. Total cash dividends paid in conjunction with the Company’s Series A preferred stock amounted to $1.7 million during the three months ended March 31, 2013, respectively.

In January 2013, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.15 per share payable on or about February 22, 2013 to shareholders on record on February 8, 2013. Cash dividends totaling $21.1 million were paid to the Company’s common shareholders during the three months ended March 31, 2013.

Earnings Per Share (“EPS”) — The number of shares outstanding at March 31, 2013 was 136,578,350. The Company applies the two-class method of computing basic EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stocks, which receive dividends as declared, qualify as participating securities. Restricted stock units issued by the Company are not considered participating securities, as they do not have dividend distribution rights during the vesting period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus potential dilutive shares.

The following table sets forth earnings per share calculations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$72,091
Less:
Preferred stock dividends	(1,714)
Earnings allocated to participating securities	(584)

Basic EPS — income allocated to common stockholders (1)	$69,793	137,648	$0.51
Effect of dilutive securities:
Stock options	—	51
Restricted stock units	36	242
Convertible preferred stock	1,714	5,578

Diluted EPS — income allocated to common stockholders (1)	$71,543	143,519	$0.50

	Three Months Ended March 31, 2012
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$68,083
Less:
Preferred stock dividends	(1,714)

Basic EPS — income available to common stockholders	$66,369	145,347	$0.46
Effect of dilutive securities:
Stock options	—	48
Restricted stock awards	103	1,030
Convertible preferred stock	1,714	5,571

Diluted EPS — income available to common stockholders	$68,186	151,996	$0.45

The following outstanding stock options, and restricted stock awards for the three months ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Stock options	270	396
Restricted stock awards(1)	133	3

(1)             On April 1, 2012, the Company revised its calculation of earnings per share to account for participating securities under the two-class method.  This revision to the earnings per share calculation does not have an impact to previous periods as the amounts are immaterial.

Accumulated Other Comprehensive Income (Loss) — As of March 31, 2013, total accumulated other comprehensive income was $6.2 million which includes the following components: net unrealized gain on securities available for sale of $6.1 million and unrealized gain on other asset investment of $36 thousand. As of December 31, 2012, total accumulated other comprehensive income was $4.7 million which includes the following components: net unrealized gain on securities available for sale of $4.6 million and unrealized gain on other asset investment of $26 thousand.

Activity in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2013 and 2012, was as follows:

	Unrealized (loss) gain on
	investment securities	Foreign currency	Unrealized gain on
	available-for-sale	translation adjustments	other asset investment	Total
	(In thousands)
Balance, December 31, 2011	$(34,848)	$900	$8	$(33,940)
Period Change	17,052	—	10	17,062

Balance, March 31, 2012	$(17,796)	$900	$18	$(16,878)

Balance, December 31, 2012	$4,643	$—	$26	$4,669
Other comprehensive income before reclassifications	4,741	—	10	4,751
Amounts reclassified from AOCI	(3,235)	—	—	(3,235)

Net current period other comprehensive income	1,506	—	10	1,516

Balance, March 31, 2013	$6,149	$—	$36	$6,185

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 were as follows:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income	Where Net Income is Presented
	(In thousands)
Three Months Ended March 31, 2013
Investment securities available for sale
Realized net gains on sale of securities	$5,577	Net gain on sales of investment securities

	5,577
	(2,342)	Tax expense

Total reclassifications	$3,235

The following table sets forth the tax effects allocated to each component of other comprehensive income for the three months ended March 31, 2013 and 2012:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
		(In thousands)
Three Months Ended March 31, 2013
Unrealized gain on investment securities available-for-sale:
Unrealized holding gains arising during period	$8,174	$(3,433)	$4,741
Less: reclassification adjustment for gains included in income	(5,577)	2,342	(3,235)

Net unrealized gains	2,597	(1,091)	1,506

Noncredit-related impairment loss on securities	—	—	—
Unrealized gain on other asset investment	17	(7)	10
Less: reclassification adjustment for gains included in income	—	—	—

Other comprehensive income	$2,614	$(1,098)	$1,516

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
		(In thousands)
Three Months Ended March 31, 2012
Unrealized loss on investment securities available-for-sale:
Unrealized holding gains arising during period	$34,948	$(14,678)	$20,270
Less: reclassification adjustment for gains included in income	(483)	203	(280)

Net unrealized loss	34,465	(14,475)	19,990

Noncredit-related impairment loss on securities	(5,066)	2,128	(2,938)
Foreign currency translation adjustments	—	—	—
Unrealized gain on other asset investment	17	(7)	10
Less: reclassification adjustment for gains included in income	—	—	—

Other comprehensive income	$29,416	$(12,354)	$17,062

NOTE 14 — FEDERAL HOME LOAN BANK ADVANCES

Total outstanding Federal Home Loan Bank (“FHLB”) advances amounted to $313.5 million and $313.0 million at March 31, 2013 and December 31, 2012, respectively. There was no prepayment of FHLB advances during the first three months of 2013. In comparison, during the first three months of 2012, FHLB advances totaling $20.0 million were prepaid, with additional prepayment penalties of $1.3 million. Also, during the first three months of 2012, the Company modified $300.0 million of fixed rate FHLB advances into adjustable rate advances, reducing the effective interest rate on these borrowings from 2.27% to 1.36%. As a result of the modification the Company incurred a $37.7 million modification cost which was deferred and treated as a discount on the corresponding debt.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$82,839	$140,060	$15,524	$238,423
Charge for funds used	(19,983)	(28,073)	9,273	(38,783)

Interest spread on funds used	62,856	111,987	24,797	199,640

Interest expense	(12,644)	(4,378)	(12,110)	(29,132)
Credit on funds provided	32,395	3,623	2,765	38,783

Interest spread on funds provided	19,751	(755)	(9,345)	9,651

Net interest income	$82,607	$111,232	$15,452	$209,291

Provision for loan losses	$3,680	$647	$—	$4,327
Depreciation, amortization and accretion	2,420	(2,819)	15,396	14,997
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	18,927	66,681	20,902	106,510
Segment assets	6,665,478	10,464,086	5,972,391	23,101,955

	Three Months Ended March 31, 2012
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$86,252	$142,966	$24,832	$254,050
Charge for funds used	(22,260)	(29,749)	8,920	(43,089)

Interest spread on funds used	63,992	113,217	33,752	210,961

Interest expense	(15,548)	(7,066)	(12,518)	(35,132)
Credit on funds provided	35,040	3,124	4,925	43,089

Interest spread on funds provided	19,492	(3,942)	(7,593)	7,957

Net interest income	$83,484	$109,275	$26,159	$218,918

Provision for loan losses	$6,914	$11,186	$—	$18,100
Depreciation, amortization and accretion	11,933	17,133	9,603	38,669
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	21,759	60,428	25,608	107,795
Segment assets	6,638,241	10,079,411	5,032,130	21,749,782

NOTE 16 — SUBSEQUENT EVENTS

Dividend Payout and Capital Action

In April 2013, the Company’s Board of Directors approved the payment of second quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend is payable on or about May 1, 2013 to shareholders of record as of April 15, 2013. The Board declared a quarterly dividend of $0.15 per share on the Company’s common stock payable on or about May 13, 2013 to shareholders of record as of April 26, 2013. Additionally, on May 1, 2013, at the option of the Company, all outstanding Series A Preferred Stock were converted into 5.6 million shares of common stock.

Stock Repurchase

Subsequent to March 31, 2013, the Company repurchased approximately $27.1 million worth of common stock, pursuant to the Stock Repurchase Plan approved in January 2013.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the consolidated results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and the condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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

•                                          investment securities;

•                                          acquired loans;

•                                          covered loans;

•                                          covered other real estate owned;

•                                          FDIC indemnification asset;

•                                          allowance for loan losses;

•                                          other real estate owned;

•                                          loan, OREO, and note sales;

•                                          goodwill impairment; and

•                                          share-based compensation.

Our significant accounting policies are described in greater detail in our 2012 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies,” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For the first quarter of 2013, net income was $72.1 million or $.50 per dilutive share. Net income increased by $191 thousand from the fourth quarter of 2012 and $4.0 million or 6% from the first quarter of 2012. Earnings per dilutive share grew $0.01 or 2% from the fourth quarter of 2012 and $0.05 or 11% from the first quarter of 2012.

At March 31, 2013, total assets increased to $23.10 billion compared to $22.54 billion at December 31, 2012. The increase in total assets during the first quarter was primarily attributable to an increase in cash and cash equivalents and non-covered loans with a partial offsetting decrease in covered loans.

Total loans receivable at March 31, 2013 equaled $15.35 billion, compared to $15.07 billion as of December 31, 2012. During the first quarter total loans (including both covered and non-covered loans) grew $285.1 million to a record $15.35 billion as of March 31, 2013. This growth was largely due to increases in non-covered single-family real estate loans, non-covered commercial real estate loans and non-covered commercial and industrial loans, which grew 7% or $147.6 million, 3% or $110.4 million, and 1% or $49.5 million, respectively. This growth in non-covered loans was partially offset by a decrease in loans covered under loss-share agreements.

Covered loans, net totaled $2.75 billion as of March 31, 2013, a decrease of 6% or $183.3 million from December 31, 2012. The decrease in the covered loan portfolio was primarily due to payoffs and paydown activity, as well as charge-offs.

At March 31, 2013, total deposits totaled a record $18.94 billion, an increase of 3% or $626.3 million from $18.31 billion at December 31, 2012. In the first quarter of 2013, the Company continued to execute its strategy to grow low-cost, commercial deposits while reducing its reliance on time deposits. Core deposits increased to a record $12.90 billion at March 31, 2013, or an increase of 6% or $713.3 million from December 31, 2012. The strong increase in core deposits during the first quarter of 2013 was largely driven by an increase in noninterest-bearing demand deposits which increased by 7% or $302.6 million to a record $4.84 billion. Time deposits decreased by 1% or $87.0 million from December 31, 2012 to $6.03 billion at March 31, 2013.

Credit Quality

Non-covered Loans

For the first quarter of 2013, there was a reversal of provision for loan losses for non-covered loans of $762 thousand. This compares to a provision for loan losses of $13.8 million for the fourth quarter of 2012, and $16.5 million for the first quarter of 2012. Total net charge-offs on non-covered loans decreased to $540 thousand for the first quarter of 2013, down from $9.6 million in the fourth quarter of 2012. The allowance for non-covered loan losses was $228.8 million or 1.85% of non-covered loans receivable at March 31, 2013. This compares to an allowance for non-covered loan losses of $229.4 million or 1.92% of non-covered loans at December 31, 2012 and $214.3 million or 2.04% of non-covered loans at March 31, 2012.

Covered Loans

During the first quarter of 2013, the Company recorded a provision for loan losses of $3.1 million, on covered loans outside of the scope of ASC 310-30 and $2.0 million on covered loans within the scope of ASC 310-30.  As these loans are covered under loss-sharing agreements with the FDIC, for any charge-offs, the Company records income of 80% of the charge-off amount in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings of 20% of the charge-off amount.

Capital Strength

The capital ratios remain strong. As of March 31, 2013, the Company’s: Tier 1 leverage capital ratio totaled 9.2%, Tier 1 risk-based capital ratio totaled 14.1% and total risk-based capital ratio totaled 15.6%.

The Company is focused on active capital management and is committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a strong return to our shareholders. During the first quarter of 2013, the Company repurchased 3.5 million shares of common stock at an average price of $24.53 per share or $87.0 million in total cost. Under the stock repurchase program authorized by East West’s Board of Directors earlier in the year, management has the authority to repurchase up to a total of $200.0 million of the Company’s common stock.

The Company’s Board of Directors approved the payment of second quarter dividends on the common stock and Series A Preferred Stock. The common stock cash dividend of $0.15 is payable on or about May 13, 2013 to shareholders of record on April 26, 2013. The dividend on the Series A Preferred Stock of $20.00 per share is payable on May 1, 2013 to shareholders of record on April 15, 2013.

Results of Operations

Net income for the first quarter of 2013 totaled $72.1 million, compared with $68.1 million for the first quarter of 2012. Diluted earnings per share was $0.50 and $0.45 for the first quarters of 2013 and 2012, respectively. Our annualized return on average total assets increased to 1.30% for the quarter ended March 31, 2013, from 1.26% for the same period in 2012. The annualized return on average common stockholders’ equity increased to 12.45% for the first quarter of 2013, compared with 12.01% for the first quarter of 2012.

Components of Net Income

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Net interest income	$209.3	$218.9
Reversal of (provision for) loan losses, excluding covered loans	0.8	(16.5)
(Provision) for loan losses on covered loans	(5.1)	(1.6)
Noninterest (loss) income	(2.1)	21.7
Noninterest expense	(96.4)	(114.7)
Provision for income taxes	(34.4)	(39.7)

Net income	$72.1	$68.1

Annualized return on average total assets	1.30%	1.26%

Annualized return on average common equity	12.45%	12.01%

Annualized return on average total equity	12.30%	11.88%

Net Interest Income

Our primary source of revenue is net interest income which is the difference between interest earned on loans, investment securities, and other earning assets less the interest expense on deposits, borrowings, and other interest-bearing liabilities. Net interest income for the first quarter of 2013 totaled $209.3 million, a 4% decrease over net interest income of $218.9 million for the same period in 2012.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 41 basis points to 4.10% during the first quarter of 2013, from 4.51% during the first quarter of 2012. During the three months ended March 31, 2013 and 2012, our covered loan yield was positively impacted by the accretion from the covered loans accounted for under ASC 310-30. The decrease in net interest margin during the first quarter 2013 resulted primarily from the continued downward repricing of the investment securities and loan portfolios and the additional deposit growth, and resulting excess liquidity.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,206,840	$4,276	1.44%	$1,048,672	$6,532	2.51%
Securities purchased under resale agreements	1,628,611	5,529	1.38%	794,791	4,314	2.18%
Investment securities available-for-sale (3)	2,632,823	10,210	1.57%	2,962,521	21,232	2.88%
Loans receivable (2)(3)	12,227,933	130,968	4.34%	10,680,212	125,675	4.73%
Loans receivable – covered(2)	2,844,992	86,191	12.29%	3,853,488	95,364	9.95%
FHLB and FRB stock	154,594	1,249	3.28%	183,362	933	2.05%

Total interest-earning assets	20,695,793	238,423	4.67%	19,523,046	254,050	5.23%

Noninterest-earning assets:
Cash and cash equivalents	352,010			270,875
Allowance for loan losses	(236,287)			(223,181)
Other assets	1,765,122			2,119,713

Total assets	$22,576,638			$21,690,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$1,285,270	$891	0.28%	$962,967	$688	0.29%
Money market accounts	5,118,495	4,086	0.32%	4,665,731	4,001	0.34%
Savings deposits	1,423,090	793	0.23%	1,183,325	582	0.20%
Time deposits	6,068,759	11,084	0.74%	6,845,350	14,893	0.88%
Federal funds purchased and other borrowings	279	—	—	8,932	2	0.11%
FHLB advances	313,153	1,039	1.35%	431,776	2,142	1.99%
Securities sold under repurchase agreements	995,000	10,529	4.29%	1,006,816	11,722	4.68%
Long-term debt	137,178	710	2.10%	212,178	1,102	2.09%

Total interest-bearing liabilities	15,341,224	29,132	0.77%	15,317,075	35,132	0.92%

Noninterest-bearing liabilities:
Demand deposits	4,479,746			3,546,201
Other liabilities	379,408			521,461
Stockholders’ equity	2,376,260			2,305,716

Total liabilities and stockholders’ equity	$22,576,638			$21,690,453
Interest rate spread			3.90%			4.31%

Net interest income and net interest margin		$209,291	4.10%		$218,918	4.51%

(1)        Annualized.

(2)        Average balances include nonperforming loans.

(3)        Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling $(7.5) million and ($2.7) million for the three months ended March 31, 2013 and 2012, respectively. Also includes the net (amortization) of deferred loans fees totaling ($4.3) million and ($3.4) million for the three months ended March 31, 2013 and 2012, respectively.

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

	Three Months Ended March 31,
	2013 vs. 2012
	Total	Changes Due to
	Change	Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Due from banks and short-term investments	$(2,256)	$875	$(3,131)
Securities purchased under resale agreements	1,215	3,277	(2,062)
Investment securities available-for-sale	(11,022)	(2,151)	(8,871)
Loans receivable	5,293	17,203	(11,910)
Loans receivable – covered	(9,173)	(27,971)	18,798
FHLB and FRB stock	316	(165)	481

Total interest and dividend income	$(15,627)	$(8,932)	$(6,695)

INTEREST-BEARING LIABILITIES:
Checking accounts	$203	$224	$(21)
Money market accounts	85	373	(288)
Savings deposits	211	127	84
Time deposits	(3,809)	(1,577)	(2,232)
Federal funds purchased and other borrowings	(2)	(1)	(1)
FHLB advances	(1,103)	(500)	(603)
Securities sold under repurchase agreements	(1,193)	(136)	(1,057)
Long-term debt	(392)	(388)	(4)

Total interest expense	$(6,000)	$(1,878)	$(4,122)

CHANGE IN NET INTEREST INCOME	$(9,627)	$(7,054)	$(2,573)

(1)       Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The Company recorded a reversal of provision for loan losses on non-covered loans of $762 thousand during the first quarter 2013. In comparison, the Company recorded $16.5 million in provision for loan losses on non-covered loans during the first quarter 2012. $540 thousand of net charge-offs were recorded on non-covered loans during the first quarter of 2013, compared with $10.3 million in net charge-offs recorded during the first quarter of 2012, respectively.

During the first quarter of 2013, the Company also recorded a provision for loan losses of $3.1 million, on covered loans outside of the scope of ASC 310-30 and $2.0 million on covered loans within the scope of ASC 310-30, respectively. In comparison, the Company recorded a provision for loan losses of $1.6 million on covered loans outside of the scope of ASC 310-30 during the first quarter 2012. No provision for loan losses on covered loans within the scope of ASC 310-30 was recorded during the first quarter 2012. $132 thousand of net charge-offs were recorded on covered loans outside of the scope of ASC 310-30 during the first quarter of 2013. In comparison, no net charge-offs on covered loans outside of the scope of ASC 310-30 were recorded during the first quarter of 2012. Net charge-offs on covered loans within of the scope of ASC 310-30 also were not recorded during the first quarter of 2013 and 2012, respectively.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest (Loss) Income

The following table sets forth the various components of noninterest (loss) income for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Impairment loss on investment securities recognized in earnings	$—	$(0.1)
Decrease in FDIC indemnification asset and receivable	(31.9)	(5.4)
Branch fees	7.7	7.7
Net gain on sales of investment securities	5.6	0.5
Net gain on sale of fixed assets	0.1	—
Letters of credit fees and commissions	5.1	4.3
Foreign exchange income	2.3	1.8
Ancillary loan fees	2.1	2.0
Income from life insurance policies	1.0	1.0
Net gain on sales of loans	0.1	5.2
Other operating income	5.8	4.7

Total	$(2.1)	$21.7

Noninterest (loss) income includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities, foreign exchange activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale and other assets, impairment losses on investment securities, (decrease)/increase in the FDIC indemnification asset and receivable, income from life insurance policies and other noninterest-related revenues.

We recorded a noninterest loss of $2.1 million for the three months ended March 31, 2013, a decrease of $23.8 million, compared to noninterest income of $21.7 million recorded for the same period in 2012. The decrease in noninterest income for the three months ended March 31, 2013 is primarily due to a larger net reduction of the FDIC indemnification asset and receivable and a decrease in net gain on sale of loans, partially offset by an increase in net gain on sales of investment securities.

For the three months ended March 31, 2013, the net reduction in the FDIC indemnification asset and receivable recorded in noninterest income was $31.9 million. The decrease in the FDIC indemnification asset and receivable resulted from loan disposal activity, recoveries and amortization as well as proceeds from reimbursable expense claims.

Letters of credit fees and commissions income for the three months ended March 31, 2013 was $5.1 million, compared to $4.3 million for the three months ended March 31, 2012, respectively. The increase as compared to the three months ended March 31, 2012 results from an increased volume in trade finance loans and credit enhancements.

For the first quarter of 2013, net gain on sale of investment securities was $5.6 million as compared to $0.5 million for the first quarter of 2012. The Company elected to sell certain securities that had returned in value, to take advantage of the beneficial yield environment. None of these securities were sold at a loss.

For the three months ended March 31, 2013, the net gain on sales of loans was $94 thousand compared to $5.2 million for the three months ended March 31, 2012. From time to time, the Company buys and sells loans within the loans held for sale portfolio to take advantage of market opportunities. During the first quarter 2013, the Company had minimal loan sales.

Noninterest Expense

The following table sets forth the various components of noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Compensation and employee benefits	$45.7	$46.4
Occupancy and equipment expense	13.8	13.5
Amortization of investments in affordable housing partnerships and other investments	4.3	4.5
Amortization of premiums on deposits acquired	2.4	2.9
Deposit insurance premiums and regulatory assessments	3.8	4.0
Loan related expenses	3.6	4.5
Other real estate owned (gain on sale) expense	(1.0)	10.9
Legal expense	4.4	7.2
Prepayment penalty for FHLB advances	—	1.3
Data processing	2.4	2.5
Deposit related expenses	1.6	1.4
Consulting expense	0.5	1.5
Other operating expenses	14.9	14.2

Total noninterest expense	$96.4	$114.8

Efficiency Ratio(1)	43.28%	44.07%

(1)       Represents noninterest expense, excluding $6.7 million and $8.7 million for the three months ended March 31, 2013 and 2012, respectively, which includes, amortization of intangibles, amortization of premiums on deposits acquired, amortization of investments in affordable housing partnerships and other investments, and prepayment penalties for FHLB advances, divided by the aggregate of net interest income before provision for loan losses and noninterest income, excluding $99 thousand for the three months ended March 31, 2012, which is nonrecurring in nature.

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, decreased $18.4 million, or 16%, to $96.4 million during the first quarter of 2013, compared to $114.8 million for the same quarter in 2012.

Compensation and employee benefits decreased $678 thousand, or 2%, to $45.7 million for the three months ended March 31, 2013, compared to $46.4 million for the same period in 2012.

Other real estate owned expense decreased $11.8 million, or 109%, to a net gain on sale of ($984) thousand for the three months ended March 31, 2013, compared to $10.9 million of expense for the same period in 2012. This decrease in other real estate owned expense is mainly due to a net decrease in valuation write-downs primarily related to covered OREO and an increase in OREO sales with a gain.

Legal expense decreased to $4.4 million in the first quarter of 2013, compared to $7.2 million in the first quarter of 2012. The decrease in the first quarter of 2013 is primarily due to an overall reduction in credit cycle costs, primarily related to covered loans.

During the three months ended March 31, 2013, there were no prepayments of FHLB advances, compared with a $1.3 million prepayment of FHLB advances during the three months ended March 31, 2012.

Our efficiency ratio decreased to 43.28% for the three months ended March 31, 2013, compared to 44.07% for the corresponding period in 2012.

Income Taxes

The provision for income taxes was $34.4 million for the first quarter of 2013, representing an effective tax rate of 32.3%, compared to $39.7 million for the same period in 2012, representing an effective tax rate of 36.8%. Included in income taxes recognized during the first quarter of 2013 and 2012 are $5.3 million and $3.7 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships and other investments. Additionally, in the first quarter of 2013, the effective tax rate was reduced by the impact of $1.6 million due to the retroactive extension of certain exemptions as part of the American Taxpayer Relief Act of 2012 which was signed into law in 2013.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of March 31, 2013, the Company had a net deferred tax asset of $184.0 million.

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

Retail Banking

The Retail Banking segment reported pretax income of $18.9 million for the three months ended March 31, 2013, compared to $21.8 million for the same period in 2012. The decrease in pretax income for this segment during three months ended March 31, 2013 is driven by decreases in noninterest income, offset by lower noninterest expense and provision for loan losses.

Net interest income for this segment decreased $878 thousand to $82.6 million during the quarter ended March 31, 2013, compared to $83.5 million for the same period in 2012.

Noninterest income for this segment decreased $12.5 million to a loss of ($676) thousand for the three month ended March 31, 2013, as compared to noninterest income of $11.8 million recorded for the same period in 2012. The decrease in noninterest income is primarily due to a larger decrease in the FDIC indemnification asset and receivable and no income from secondary market activities.

Noninterest expense for this segment decreased $4.9 million to $50.1 million during the first quarter of 2013, compared to $55.0 million for the same period in 2012. The decrease in noninterest expense is primarily due to decreases in REO-related, occupancy and legal expenses.

Commercial Banking

The Commercial Banking segment reported pretax income of $66.7 million for the three months ended March 31, 2012, compared to $60.4 million for the same period in 2012. The increase in pretax income for this segment during the first quarter of 2013 is driven by decreases in the loan loss provision, and noninterest expense.

Net interest income for this segment increased $1.9 million to $111.2 million for the first quarter of 2013, compared to $109.3 million for the same period in 2012. The increase in net interest income is mainly due to lower cost of funds and the low interest rate environment.

Noninterest income for this segment decreased $18.2 million to a loss of ($11.0) million during the first quarter of 2013, compared to a noninterest income of $7.2 million for the same period in 2012. The decrease in noninterest income is primarily due to a larger decrease in the FDIC indemnification asset and receivable.

Noninterest expense for this segment decreased $9.8 million to $32.3 million during the first quarter of 2013, compared to $42.1 million for the same period in 2012. The decrease in noninterest expense is primarily due to decreases in REO-related and legal expenses.

Other

The Other segment reported pretax income of $20.9 million for the quarter ended March 31, 2013, compared to $25.6 million recorded in the same period in 2012.

Net interest income for this segment decreased $10.7 million to $15.5 million for the three months ended March 31, 2013, compared to $26.2 million for the same period in 2012. The decrease in net interest income for this segment is due to a decrease in investment income.

Noninterest income for this segment increased $6.9 million to $9.6 million during the first quarter of 2013, compared to noninterest income of $2.7 million for the same period in 2012. The increase in noninterest income is primarily due to increases in gains on sales of investment securities.

Noninterest expense for this segment decreased $3.6 million to $14.0 million for the quarter ended March 31, 2013, compared to $17.6 million for the same period in 2012. The decrease in noninterest expense is primarily due to a decrease in compensation expense.

Balance Sheet Analysis

Total assets increased $565.8 million, or 3%, to $23.10 billion as of March 31, 2013, compared to $22.54 billion as of December 31, 2012. The increase in total assets is comprised of increases in cash and cash equivalents of $413.8 million and net loans held for investment of $409.7 million. The increase in net loans held for investment was due to continued growth in single family residential and commercial real estate loans. The increase in total assets was partially offset by a decrease in covered loans of $183.3 million, which was primarily due to payoffs and paydown activity, as well as charge-offs.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total resale agreements decreased $50.0 million, or 3%, to $1.40 billion as of March 31, 2013, compared with $1.45 billion as of December 31, 2012.

Purchases of resale agreements are over-collateralized to protect against unfavorable market price movements. We monitor the market value of the underlying securities that collateralize the related receivable on resale agreements, including accrued interest. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, our counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an appropriate mix of fixed rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of March 31, 2013 and December 31, 2012.

Total investment securities available-for-sale decreased 1% to $2.59 billion as of March 31, 2013, compared with $2.61 billion at December 31, 2012. The investment portfolio had net unrealized gains of $10.6 million and $8.0 million as of March 31, 2013 and December 31, 2012, respectively. Within the portfolio, all categories by security type were in a net unrealized gain position except for corporate debt. However, the unrealized loss on the investment grade corporate debt securities significantly decreased from December 31, 2012, due to the beneficial tightening of credit spreads. Total repayments/maturities and proceeds from sales of investment securities amounted to $87.9 million and $196.9 million, respectively, during the three months ended March 31, 2013. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $267.9 million during the three months ended March 31, 2013. We recorded net gains on sales of investment securities totaling $5.6 million and $483 thousand during the first quarter of 2013 and 2012, respectively. At March 31, 2012, investment securities available-for-sale with a par value of $2.03 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, the FRB discount window, and for other purposes required or permitted by law.

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

As of March 31, 2013, the Company holds a minimal portfolio of foreign corporate debt securities. These securities represent 1.2% of the available-for-sale portfolio and less than 1% of total assets. The majority of the securities are issued by British financial institutions. Due to the minimal holdings, the Company notes the potential exposure is limited.

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at March 31, 2013.

			After One		After Five
	Within		But Within		But Within		After		Indeterminate
	One Year		Five Years		Ten Years		Ten Years		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of March 31, 2013
Available-for-sale
U.S. Treasury securities	$10,023	0.23%	$460,741	0.36%	$—	—%	$—	—%	$—	—%	$470,764	0.36%
U.S. Government agency and U.S.
Government sponsored enterprise debt securities	165,343	0.88%	32,194	1.26%	—	—%	—	—%	—	—%	197,537	0.94%
U.S. Government agency and U.S.
Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	6,291	3.38%	116,191	2.75%	22,562	3.42%	—	—%	145,044	2.88%
Residential mortgage-backed securities	—	—%	—	—%	10,020	1.57%	1,025,395	1.95%	—	—%	1,035,415	1.95%
Municipal securities	9,248	2.08%	13,915	2.52%	167,342	2.55%	16,253	3.81%	—	—%	206,758	2.62%
Other commercial mortgage-backed securities:
Investment grade	—	—%	—	—%	51,359	2.54%	—	—%	—	—%	51,359	2.54%
Corporate debt securities:
Investment grade	1,246	3.57%	26,686	1.95%	253,992	2.41%	171,399	1.65%	—	—%	453,323	2.10%
Non-investment grade	12,386	2.49%	—	—%	—	—%	5,614	5.14%	—	—%	18,000	3.40%
Other securities	10,793	1.56%	—	—%	—	—%	—	—%	—	—%	10,793	1.56%

Total investment securities available-for-sale	$209,039		$539,827		$598,904		$1,241,223		$—		$2,588,993

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
Residential single-family	$341,946	10.6%	$362,345	10.5%
Residential multifamily	587,409	18.3%	647,440	18.8%
Commercial and industrial real estate	1,279,779	39.7%	1,348,556	39.1%
Construction and land	385,109	12.0%	417,631	12.1%

Total real estate loans	2,594,243	80.6%	2,775,972	80.5%
Other loans:
Commercial business	$539,481	16.8%	$587,333	17.0%
Other consumer	83,617	2.6%	87,651	2.5%

Total other loans	623,098	19.4%	674,984	19.5%

Total principal balance	3,217,341	100.0%	3,450,956	100.0%

Covered discount	(454,962)		(510,208)
Allowance on covered loans	(10,110)		(5,153)

Total covered loans, net	$2,752,269		$2,935,595

FDIC Indemnification Asset

During the first quarter of 2013 and 2012, the Company recorded $8.7 million and $10.1 million of amortization, respectively. Additionally, the Company recorded a $23.2 million and $41.0 million reduction for the three months ended March 31, 2013 and 2012, respectively, to the FDIC indemnification asset and recorded the adjustment to noninterest (loss) income. The reduction in the three month periods is primarily the result of covered loan payoffs. As these covered loans are removed from their respective pools, the Company records a proportional amount of accretable yield into interest income.  Correspondingly, the Company removes the indemnification asset associated with those removed loans and the adjustments are recorded into noninterest income.

FDIC Receivable

As of March 31, 2013, the FDIC loss-sharing receivable was $46.8 million as compared to $73.1 million as of December 31, 2012. This receivable represents 80% of reimbursable amounts from the FDIC that have not yet been received. These reimbursable amounts include charge-offs, loan related expenses, and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 7 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable, including loans held for sale, increased $462.0 million, or 4.0%, to $12.35 billion at March 31, 2013, relative to December 31, 2012. During the first three months of 2013, proceeds from sales of loans held for sale were $6.3 million resulting in net gains on sale of $1 thousand.

As of March 31, 2013, $341.7 million of loans were held in our overseas offices, including our Hong Kong branch and our subsidiary bank in China. $82.2 million of the $341.7 million of foreign loans are covered under the loss share agreements with the FDIC. In total these foreign loans represent 1.5% of total consolidated assets. These loans are included in the Composition of Loan Portfolio table below and the Composition of Covered Loan Portfolio table above.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$2,334,913	18.9%	$2,187,323	18.3%
Multifamily	919,220	7.4%	900,708	7.5%

Total residential	3,254,133	26.3%	3,088,031	25.8%
Commercial Real Estate (“CRE”):
Income producing	3,754,434	30.4%	3,644,035	30.5%
Construction	129,881	1.0%	121,589	1.0%
Land	111,997	0.9%	129,071	1.1%

Total CRE	3,996,312	32.3%	3,894,695	32.6%
Commercial and Industrial (“C&I”):
Commercial business	3,588,228	29.0%	3,569,388	29.8%
Trade finance	692,561	5.6%	661,877	5.5%

Total C&I	4,280,789	34.6%	4,231,265	35.3%
Consumer:
Student loans	562,819	4.5%	475,799	4.0%
Other consumer	280,975	2.3%	269,083	2.3%

Total consumer	843,794	6.8%	744,882	6.3%

Total gross loans	12,375,028	100.0%	11,958,873	100.0%
Unearned fees, premiums, and
discounts, net	(26,329)		(19,301)
Allowance for loan losses	(228,796)		(229,382)
Loans held for sale	226,635		174,317

Loans receivable, net	$12,346,538		$11,884,507

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

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $159.5 million, or 0.69% of total assets, at March 31, 2013 and $141.0 million, or 0.63% of total assets, at December 31, 2012. Nonaccrual loans amounted to $127.2 million at March 31, 2013, compared with $108.1 million at December 31, 2012. During the first three months of 2013, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold $5.7 million in non-covered OREO properties during the first three months of 2013 for a net gain of $13 thousand. Also during the first three months of 2013 we sold notes with a carrying value of $316 thousand for proceeds of $316 thousand. Net charge-offs for non-covered nonperforming loans were $540 thousand for the three months ended March 31, 2013. For non-covered OREO properties, write-downs of $1.4 million was recorded for the three months ended March 31, 2013.

Loans totaling $41.9 million were placed on nonaccrual status during the first quarter of 2013. Loans totaling $28.7 million which were not 90 days past due as of March 31, 2013, were included in nonaccrual loans as of March 31, 2013. Additions to nonaccrual loans during the first quarter of 2013 were offset by $2.9 million in gross charge-offs, $7.7 million in payoffs and principal paydowns, $6.2 million in loans that were transferred to other real estate owned, and $6.0 million in loans brought current. Additions to nonaccrual loans during the first quarter of 2013 were comprised of $31.0 million in commercial and industrial loans, $5.2 million in commercial real estate loans, $4.8 million in residential loans, and $860 thousand in consumer loans.

The Company had $57.0 million and $94.6 million in total performing troubled debt restructured loans as of March 31, 2013 and December 31, 2012, respectively. Nonperforming TDR loans were $9.0 million and $10.0 million at March 31, 2013 and December 31, 2012, respectively, and are included in nonaccrual loans. Included in the total TDR loans were $2.4 million and $34.8 million of performing A/B notes as of March 31, 2013 and December 31, 2012, respectively. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B note is comprised of A note balances only. A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. As of March 31, 2013, TDR loans were comprised of $25.8 million in multifamily loans, $15.7 million in commercial real estate loans, $9.3 million in CRE land loans, $6.7 million in single-family loans, $5.4 million in commercial business loans, $1.5 million in CRE construction loans, $759 thousand in consumer loans, and $673 thousand in trade finance loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. At March 31, 2013, total non-covered OREO was $32.3 million, compared to $32.9 million at December 31, 2012. During the first three months of 2013, the Company had an addition of $6.5 million to OREO due to foreclosures. Additionally, the Company recorded $1.4 million in write-downs. During this period, the Company also had a total of $6.3 million in total proceeds for OREO properties sold, resulting in a total net gain on sale of $13 thousand and recoveries totaling $595 thousand. As previously mentioned, losses on sales of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Nonaccrual loans	$127,163	$108,109
Loans 90 or more days past due but not on nonaccrual	—	—

Total nonperforming loans	127,163	108,109

Non-covered other real estate owned, net	32,324	32,911

Total nonperforming assets	$159,487	$141,020

Performing restructured loans	$56,973	$94,580
Total nonperforming assets to total assets	0.69%	0.63%
Allowance for non-covered loan losses to nonperforming loans	179.92%	212.18%
Nonperforming loans to total gross non-covered loans	1.01%	0.89%

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

At March 31, 2013, the Company’s total recorded investment in impaired loans was $156.1 million, compared with $200.5 million at December 31, 2012. All nonaccrual and doubtful loans held for investment are included in impaired loans. Impaired loans at March 31, 2013 are comprised of multifamily loans totaling $38.7 million, income producing commercial real estate loans totaling $35.0 million, CRE construction loans totaling $27.0 million, commercial business loans totaling $26.2 million, single-family loans totaling $13.6 million, CRE land loans totaling $13.5 million, and other consumer loans totaling $2.1 million. As of March 31, 2013, the allowance for loan losses included $12.6 million for impaired loans with a total recorded balance of $47.5 million. As of December 31, 2012, the allowance for loan losses included $11.5 million for impaired loans with a total recorded balance of $33.3 million.

The following table sets forth information regarding impaired loans as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$13,627	8.7%	$18,208	9.1%
Multifamily	38,676	24.8%	54,267	27.1%

Total residential impaired loans	52,303	33.5%	72,475	36.2%
Commercial Real Estate (“CRE”):
Income producing	34,985	22.4%	54,675	27.3%
Construction	27,045	17.3%	27,039	13.4%
Land	13,521	8.7%	15,127	7.5%

Total CRE impaired loans	75,551	48.4%	96,841	48.2%
Commercial and Industrial (“C&I”):
Commercial business	23,059	14.8%	24,070	12.0%
Trade finance	3,092	2.0%	2,582	1.3%

Total C&I impaired loans	26,151	16.8%	26,652	13.3%
Consumer:
Student loans	—	—%	—	—%
Other consumer	2,104	1.3%	4,528	2.3%

Total consumer impaired loans	2,104	1.3%	4,528	2.3%

Total gross impaired loans	$156,109	100.0%	$200,496	100.0%

The average recorded investment in impaired loans at March 31, 2013 and December 31, 2012 totaled $158.0 million and $214.0 million, respectively. Gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $1.7 million during the three months ended March 31, 2013 and 2012, respectively. Of these amounts, actual interest recognized on impaired loans, on a cash basis, was $606 thousand and $701 thousand for the three months ended March 31, 2013 and 2012, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. While we believe that the allowance for loan losses is appropriate at March 31, 2013, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

Non-covered Loans

As of March 31, 2013, the allowance for loan losses on non-covered loans amounted to $228.8 million, or 1.85% of total non-covered loans receivable, compared with $229.4 million or 1.92% of total non-covered loans receivable as of December 31, 2012 and $214.3 million or 2.04% of total non-covered loans receivable as of March 31, 2012.

We recorded a reversal of provision for loan losses on non-covered loans of $762 thousand during the first quarter of 2013. In comparison, we recorded $16.5 million in loan loss provisions on non-covered loans during the first quarter of 2012. During the first quarter of 2013, we recorded $540 thousand in net charge-offs on non-covered loans representing 0.02% of average non-covered loans outstanding during the quarter, on an annualized basis. In comparison, we recorded net charge-offs totaling $10.3 million, or 0.39% of average non-covered loans outstanding, on an annualized basis, for the same period in 2012.

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $8.7 million at March 31, 2013, compared to $9.4 million at December 31, 2012. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

Covered Loans

At March 31, 2013, included in covered loans are $408.9 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30, and are subject to the allowance for loan losses on covered loans. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $284.1 million of commercial and industrial loans, $81.2 million of commercial real estate loans, $33.0 million of consumer loans and $10.6 million of residential loans.

At March 31, 2013, the total allowance for loan losses on covered loans amounted to $10.1 million, compared with $5.2 million at December 31, 2012 and $8.3 million at March 31, 2012. The $5.0 million increase in the total allowance for loan losses on covered loans at March 31, 2013, from year-end 2012, primarily reflects $5.1 million in additional loan loss provisions, less $132 thousand in net charge-offs recorded during the first three months of 2013. Within the $10.1 million in total allowance for loan losses on covered loans at March 31, 2013 is $8.1 million related to covered loans outside of scope of ASC 310-30, which is allocated within our loan segments as follows: $4.8 million for commercial and industrial loans, $2.8 million for commercial real estate loans, $407 thousand for consumer loans and $160 thousand for residential loans. The remaining $2.0 million of allowance for loans losses on covered loans under ASC 310-30 is allocated entirely to the portfolio’s commercial real estate segment.

We recorded $5.1 million in total loan loss provisions on covered loans including $3.1 million outside the scope of ASC 310-30 and $2.0 million under ASC 310-30 during the first quarter of 2013. In comparison, we recorded $1.6 million of loan loss provisions on covered loans outside the scope of ASC 310-30 and no provision for loan losses on covered loans under ASC 310-30, during the first quarter of 2012. We recorded net charge-offs of $132 thousand on covered loans outside the scope of ASC 310-30, for the three months ended March 31, 2013, which is 80% reimbursable by the FDIC through loss-share agreements, resulting in a net loss to the Company of $26 thousand. In comparison, we did not record any net charge-offs on these loans for the same period in 2012. There were no charge-offs recorded in either the first quarter 2013 or 2012 for the covered loans under ASC 310-30.

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
NON-COVERED LOANS
Allowance for non-covered loans, beginning of period	$229,382	$209,876
Allowance for unfunded loan commitments and letters of credit	716	(1,778)
(Reversal of) provision for loan losses, excluding covered loans	(762)	16,479
Gross charge-offs:
Residential	311	3,031
Commercial real estate	1,005	10,707
Commercial and industrial	1,261	2,887
Consumer	346	163

Total net charge-offs	2,923	16,788
Gross recoveries:
Residential	768	941
Commercial real estate	289	2,775
Commercial and industrial	531	2,665
Consumer	795	83

Total gross recoveries	2,383	6,464

Net charge-offs	540	10,324

Allowance balance for non-covered loans, end of period	$228,796	$214,253
COVERED LOANS
Allowance for covered loans not accounted under ASC 310-30, beginning of period (1)	$5,153	$6,647
Provision for loan losses on covered loans not accounted under ASC 310-30	3,097	1,621
Gross charge-offs:
Commercial real estate	—	—
Commercial and industrial	132	—
Consumer	—	—

Total net charge-offs	132	—

Allowance for covered loans not accounted under ASC 310-30, end of period (1)	$8,118	$8,268

Provision for loan losses on covered loans accounted under ASC 310-30 (2)	1,992	—

Total allowance for loan losses on covered loans, end of period	$10,110	$8,268

Average non-covered loans outstanding	$12,227,933	$10,680,212

Total gross non-covered loans outstanding, end of period	$12,375,028	$10,498,113

Annualized net charge-offs on non-covered loans to average non-covered loans	0.02%	0.39%
Allowance for non-covered loan losses to total gross non-covered loans held for investment at end of period	1.85%	2.04%

(1)             This allowance is related to drawdowns on commitments that were in existence as of the acquisition dates of WFIB and UCB, and therefore, are covered under the shared-loss agreements with the FDIC but are not accounted for under ASC 310-30. Part of allowance on these subsequent drawdowns is accounted for as the allowance for loan losses.

(2)             This provision is related to loans covered under the shared-loss agreements with the FDIC, accounted under ASC 310-30.

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

The following table reflects the Company’s allocation of the combined non-covered and covered allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Residential	$46,880	26.3%	$49,349	25.8%
Commercial Real Estate	72,958	32.3%	69,856	32.6%
Commercial and Industrial	102,346	34.6%	105,376	35.3%
Consumer	6,612	6.8%	4,801	6.3%
Covered loans subject to allowance for loan losses	10,110	—%	5,153	—%

Total	$238,906	100.0%	$234,535	100.0%

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $626.3 million to $18.94 billion as of March 31, 2013 from $18.31 billion as of December 31, 2012. The increase in total deposits was due to increases in noninterest-bearing demand deposits of $302.6 million or 7%, interest-bearing checking deposits of $213.2 million or 17%, money market accounts of $183.8 million or 4% and saving accounts of $13.7 million or 1%, which was offset by a decrease of $87.0 million or 1%, in time deposits.

As of March 31, 2013, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $260.0 million, compared with $260.5 million as of December 31, 2012. Overall, time deposits have decreased during the three months ended March 31, 2013 including deposits in the CDARS program. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with other financial institutions to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	March 31,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in thousands)
Core deposits:
Noninterest-bearing demand	$4,838,523	$4,535,877	$302,646	7%
Interest-bearing checking	1,443,546	1,230,372	213,174	17%
Money market	5,184,111	5,000,309	183,802	4%
Savings	1,434,896	1,421,182	13,714	1%

Total core deposits	12,901,076	12,187,740	713,336	6%
Time deposits	6,034,626	6,121,614	(86,988)	(1)%

Total deposits	$18,935,702	$18,309,354	$626,348	3%

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. FHLB advances increased to $313.5 million as of March 31, 2013, compared to $313.0 million as of December 31, 2012. The increase in FHLB advances does not represent additional advances but rather is the accretion adjustment for the discount associated with these advances.  During the first three months of 2013, the Company did not prepay or modify any FHLB advances. During the first three months of 2012, the Company prepaid FHLB advances of $20.0 million with $1.3 million of prepayment penalties and modified $300.0 million of FHLB advances.  The associated modification cost of $37.7 million, incurred by the Company was deferred and treated as a discount on the corresponding debt.

In addition to FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $995.0 million as of March 31, 2013 and December 31, 2012. No short-term repurchase agreements were outstanding as of March 31, 2013 and December 31, 2012. Repurchase agreements are long-term with interest rates that are largely fixed ranging from 2.53% to 5.01%, as of March 31, 2013. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt was $137.2 million, as of March 31, 2013 and December 31, 2012. Long-term debt is comprised of junior subordinated debt. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with more than $15 billion in total consolidated assets are no longer able to include trust preferred securities as Tier I regulatory capital which commenced in 2013 with phase-out complete by 2016. The junior subordinated debt is being phased out 25% each year, over the four year period, from Tier I capital into Tier II capital for regulatory purposes. This junior subordinated debt was issued in connection with our various pooled trust preferred securities offerings.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of March 31, 2013, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the condensed consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Contractual Obligations
Deposits	$5,039,381	$658,958	$338,032	$69,988	$12,994,620	$19,100,979
FHLB advances	2,070	4,141	4,141	339,317	—	349,669
Securities sold under repurchase agreements	40,448	320,849	341,400	512,581	—	1,215,278
Affordable housing/CRA investment commitments	—	—	—	—	78,801	78,801
Long-term debt obligations	2,798	5,597	5,597	187,178	—	201,170
Operating lease obligations (1)	26,356	42,589	25,222	29,089	—	123,256
Unrecognized tax liability	—	2,264	2,437	—	—	4,701
Postretirement benefit obligations	415	894	1,197	16,819	—	19,325

Total contractual obligations	$5,111,468	$1,035,292	$718,026	$1,154,972	$13,073,421	$21,093,179

(1)       Represents the Company’s lease obligation for all non-owned premises.

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to our customers as of March 31, 2013 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$2,749,361
Standby letters of credit	925,455
Commercial letters of credit	68,688

Capital Resources

At March 31, 2013, stockholders’ equity totaled $2.34 billion, a 1.6% decrease from the year-end 2012 balance of $2.38 billion. The decrease is comprised of the following: (1) repurchase of treasury stock pursuant to the stock repurchase program totaling $87.0 million, representing 3,543,100 treasury stock shares; (2) accrual and payment of cash dividends on common and preferred stock totaling $22.8 million during the first three months of 2013 and (3) purchase of treasury shares related to restricted stock surrendered due to employee tax liability amounting to $8.4 million, representing 344,423 shares. These transactions were offset by: (1) net income of $72.1 million recorded during the first three months of 2013; (2) tax benefits of $2.6 million from various stock plans; (3) stock compensation amounting to $2.5 million related to grants of restricted stock units; (4) increase in other comprehensive income of $1.5 million and (5) issuance of common stock totaling $442 thousand, representing 193,831 shares, pursuant to various stock plans and agreements. Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs, and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital and the adequacy of capital.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well capitalized.” At March 31, 2013, the Bank’s Tier I and total capital ratios were 12.5% and 13.7%, respectively, compared to 14.3% and 15.6%, respectively, at December 31, 2012.

The following table compares East West Bancorp, Inc.’s and East West Bank’s capital ratios at March 31, 2013, to those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	15.6%	13.7%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	14.1%	12.5%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	9.2%	8.2%	4.0%	5.0%

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

During the first three months of 2013, we experienced net cash inflows from operating activities of $80.4 million, compared to net cash inflows of $97.7 million for the first three months of 2012.

Net cash outflows from investing activities totaled $157.9 million for the first three months of 2013 compared with net cash inflows of $424.3 million for the first three months of 2012. Net cash outflows from investing activities for the first three months of 2013 were due to purchase of securities purchased under resale agreements and investment securities. Net cash inflows from investing activities for the first three months of 2012 were due primarily from sales of investment securities, repayments, maturities and redemptions of investment securities available-for-sale and maturities of securities purchased under resale agreements.

We experienced net cash inflows from financing activities of $491.2 million during the first three months of 2013, primarily due to the increase in deposits. We experienced net cash outflows from financing activities of $316.9 million during the first three months of 2012, primarily due to the decrease in deposits and repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan.

As a means of augmenting our liquidity, we have available a combination of borrowing sources comprised of the Federal Reserve Bank’s discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the three months ended March 31, 2013, total dividends paid by the Bank to the Company amounted to $319.0 million.

In April 2013, the Company’s Board of Directors approved the payment of second quarter dividends of $20.00 per share on the Company’s Series A preferred stock. The dividend is payable on or about May 1, 2013 to shareholders of record as of April 15, 2013. Additionally, the Board declared a quarterly dividend of $0.15 per share on the Company’s common stock payable on or about May 13, 2013 to shareholders of record as of April 26, 2013.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2013 and December 31, 2012, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	March 31,	December 31,	March 31,	December 31,
(Basis Points)	2013	2012	2013	2012
+200	11.5%	9.0%	11.6%	6.3%
+100	5.2%	4.0%	5.1%	2.4%
-100	0.0%	(0.5)%	(2.1)%	(3.7)%
-200	(0.6)%	(0.8)%	(5.7)%	(6.8)%

(1)             The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)             The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities, and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2013 and December 31, 2012. As of March 31, 2013, the bank’s balance sheet is more sensitive to interest rate changes on the asset side than the liability side. In a rising rate environment, this allows more net interest income and higher net portfolio value for the bank. However, in a declining rate environment, the bank will see lower net interest income and lower net portfolio value as projected in the volatility table above. At March 31, 2013 and December 31, 2012, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of March 31, 2013. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(Dollars in thousands)
Assets:
CD investments	$499,426	$250	$—	$—	$—	$—	$499,676
Average yield (fixed rate)	2.90%	4.00%	—%	—%	—%	—%	2.90%
Short-term investments	$1,071,957	$—	$—	$—	$—	$—	$1,071,957
Weighted average rate	0.32%	—%	—%	—%	—%	—%	0.32%
Securities purchased under resale agreements	$1,325,000	$—	$150,000	$150,000	$50,000	$—	$1,675,000
Weighted average rate	1.21%	—%	1.58%	2.25%	2.25%	—%	1.37%
Investment securities	$1,100,678	$236,803	$320,211	$230,943	$207,292	$493,066	$2,588,993
Weighted average rate	2.25%	2.66%	2.47%	2.25%	2.68%	3.14%	2.52%
Total covered gross loans	$2,542,861	$194,737	$111,108	$76,070	$94,843	$103,499	$3,123,118
Weighted average rate	4.39%	6.00%	5.83%	5.52%	5.22%	5.96%	4.64%
Total non-covered gross loans	$10,303,845	$714,639	$597,834	$389,619	$291,541	$399,577	$12,697,055
Weighted average rate	4.09%	5.11%	5.19%	5.45%	5.52%	5.91%	4.33%

Liabilities:
Checking accounts	$1,320,304	$—	$—	$—	$—	$—	$1,320,304
Weighted average rate	0.23%	—%	—%	—%	—%	—%	0.23%
Money market accounts	$5,184,111	$—	$—	$—	$—	$—	$5,184,111
Weighted average rate	0.31%	—%	—%	—%	—%	—%	0.31%
Savings deposits	$1,434,896	$—	$—	$—	$—	$—	$1,434,896
Weighted average rate	0.19%	—%	—%	—%	—%	—%	0.19%
Time deposits	$5,004,793	$513,776	$127,388	$172,059	$145,484	$71,126	$6,034,626
Weighted average rate	0.65%	0.97%	1.40%	1.35%	1.30%	-0.08%	0.72%
FHLB advances	$332,000	$—	$—	$—	$—	$—	$332,000
Weighted average rate	0.62%	—%	—%	—%	—%	—%	0.62%
Securities sold under repurchase agreements (fixed rate)	$—	$—	$245,000	$250,000	$—	$200,000	$695,000
Weighted average rate	—%	—%	4.49%	5.01%	—%	4.27%	4.61%
Securities sold under repurchase agreements (variable rate)	$300,000	$—	$—	$—	$—	$—	$300,000
Weighted average rate	2.80%	—%	—%	—%	—%	—%	2.80%
Junior subordinated debt (variable rate)	$137,178	$—	$—	$—	$—	$—	$137,178
Weighted average rate	2.04%	—%	—%	—%	—%	—%	2.04%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with ASC 450, Contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or, regulatory matters, if any, currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

ITEM 1A. RISK FACTORS

The Company’s 2012 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item 1A. Risk Factors”. There are no material changes to our risk factors as presented in the Company’s Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2013. The following summarizes share repurchase activities during the first quarter of 2013:

				Approximate
			Total Number	Dollar Value
			of Shares	in Millions of
	Total		Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
January 31, 2013	50,000	$23.54	50,000	$198.8
February 28, 2013	2,282,514	24.35	2,282,514	143.2
March 31, 2013	1,210,586	24.91	1,210,586	113.0

Total	3,543,100	$24.53	3,543,100	$113.0

(1)       Excludes 366,473 shares surrendered due to employee tax liability and forfeitures of restricted stock awards, totaling $8.8 million, pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

(2)       On January 23, 2013, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to $200.0 million of its common stock. As of March 31, 2013, the Company repurchased 3,543,100 shares at a total cost of $87.0 million.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(i)	Exhibit 3.10	Amended and Restated Bylaws of the Registrant dated January 29, 2013 [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on January 29, 2013.]
(ii)	Exhibit 4.2

Exercise of mandatory conversion right related to outstanding shares of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 17, 2013.]

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

Dated:	May 8, 2013

EAST WEST BANCORP, INC.

		By:	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and
Chief Financial Officer; Duly Authorized Officer