Form 10-Q
period 2013-06-30
EAST WEST BANCORP INC
filed 2013-08-08
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 137,742,433 shares of common stock as of July 31, 2013.

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

PART I — FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$1,050,214	$1,323,106
Short-term investments	330,438	366,378
Securities purchased under resale agreements	1,450,000	1,450,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,704,652 at June 30, 2013 and $2,599,018 at December 31, 2012)	2,667,172	2,607,029
Loans held for sale	245,026	174,317
Loans receivable, excluding covered loans (net of allowance for loan losses of $233,480 at June 30, 2013 and $229,382 at December 31, 2012)	13,264,215	11,710,190
Covered loans (net of allowance for loan losses of $9,629 at June 30, 2013 and $5,153 at December 31, 2012)	2,504,315	2,935,595
Total loans receivable, net	15,768,530	14,645,785
FDIC indemnification asset	219,942	316,313
Other real estate owned, net	21,433	32,911
Other real estate owned covered, net	29,836	26,808
Total other real estate owned	51,269	59,719
Investment in Federal Home Loan Bank stock, at cost	86,139	107,275
Investment in Federal Reserve Bank stock, at cost	48,111	48,003
Investment in affordable housing partnerships	176,588	185,645
Premises and equipment, net	111,762	107,517
Accrued interest receivable	109,822	94,837
Due from customers on acceptances	21,573	28,612
Premiums on deposits acquired, net	51,501	56,285
Goodwill	337,438	337,438
Cash surrender value of life insurance policies	111,531	110,133
Other assets	471,350	517,718
TOTAL	$23,308,406	$22,536,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$5,128,894	$4,535,877
Interest-bearing	14,153,313	13,773,477
Total deposits	19,282,207	18,309,354
Federal Home Loan Bank advances	314,022	312,975
Securities sold under repurchase agreements	995,000	995,000
Other borrowings	—	20,000
Bank acceptances outstanding	21,573	28,612
Long-term debt	137,178	137,178
Accrued expenses and other liabilities	300,475	350,869
Total liabilities	21,050,455	20,153,988

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued; no shares outstanding as of June 30, 2013 and 85,710 shares outstanding in 2012.	—	83,027
Common stock, $0.001 par value, 200,000,000 shares authorized; 162,999,534 and 157,160,193 shares issued in 2013 and 2012, respectively; 137,705,407 and 140,294,092 shares outstanding in 2013 and 2012, respectively	163	157
Additional paid in capital	1,558,415	1,464,739
Retained earnings	1,252,812	1,151,828
Treasury stock, at cost – 25,294,127 shares in 2013 and 16,866,101 shares in 2012	(531,761)	(322,298)
Accumulated other comprehensive (loss) income, net of tax	(21,678)	4,669
Total stockholders’ equity	2,257,951	2,382,122
TOTAL	$23,308,406	$22,536,110

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$234,290	$238,036	$451,449	$459,075
Investment securities	9,594	16,913	19,804	38,145
Securities purchased under resale agreements	5,435	4,758	10,964	9,072
Investment in Federal Home Loan Bank stock	1,021	167	1,550	387
Investment in Federal Reserve Bank stock	721	714	1,441	1,427
Due from banks and short-term investments	4,292	5,774	8,568	12,306
Total interest and dividend income	255,353	266,362	493,776	520,412

INTEREST EXPENSE
Customer deposit accounts	15,738	19,177	32,592	39,341
Federal funds purchased	—	—	—	2
Federal Home Loan Bank advances	1,047	1,353	2,086	3,495
Securities sold under repurchase agreements	10,217	11,591	20,746	23,313
Long-term debt	707	1,084	1,417	2,186
Total interest expense	27,709	33,205	56,841	68,337

Net interest income before provision for loan losses	227,644	233,157	436,935	452,075
Provision for loan losses, excluding covered loans	8,277	16,595	7,515	33,074
Provision for (reversal of) loan losses on covered loans	723	(1,095)	5,812	526
Net interest income after provision for loan losses	218,644	217,657	423,608	418,475

NONINTEREST (LOSS) INCOME
Impairment loss on investment securities	—	—	—	(5,165)
Less: Noncredit-related impairment loss recorded in other comprehensive income	—	—	—	5,066
Net impairment loss on investment securities recognized in earnings	—	—	—	(99)
Decrease in FDIC indemnification asset and receivable	(47,905)	(40,345)	(79,804)	(45,763)
Branch fees	8,119	7,821	15,773	15,484
Net gain on sales of investment securities	5,345	71	10,922	554
Net gain on sale of fixed assets	228	37	352	73
Letters of credit fees and commissions	5,426	4,538	10,488	8,813
Foreign exchange income	3,649	563	5,985	2,359
Ancillary loan fees	2,634	2,188	4,686	4,196
Income from life insurance policies	900	959	1,868	1,949
Net (loss) gain on sales of loans	(354)	6,375	(260)	11,554
Other operating income	9,604	6,138	15,537	10,965
Total noninterest (loss) income	(12,354)	(11,655)	(14,453)	10,085

NONINTEREST EXPENSE
Compensation and employee benefits	42,026	42,863	87,757	89,272
Occupancy and equipment expense	13,706	13,057	27,514	26,575
Amortization of investments in affordable housing partnerships and other investments	5,064	4,425	9,347	8,891
Amortization of premiums on deposits acquired	2,375	2,838	4,784	5,711
Deposit insurance premiums and regulatory assessments	3,875	3,323	7,657	7,315
Loan related expenses	3,573	4,175	7,157	8,656
Other real estate owned (gain on sale) expense	(1,188)	4,486	(2,172)	15,351
Legal expense	5,467	4,150	9,911	11,323
Prepayment penalty for FHLB advances	—	2,336	—	3,657
Data processing	2,200	2,197	4,637	4,661
Deposit related expenses	1,516	1,657	3,090	3,084
Consulting expense	1,003	1,568	1,457	3,035
Other operating expenses	14,803	14,533	29,636	28,840
Total noninterest expense	94,420	101,608	190,775	216,371

INCOME BEFORE PROVISION FOR INCOME TAXES	111,870	104,394	218,380	212,189
PROVISION FOR INCOME TAXES	37,855	33,837	72,274	73,549
NET INCOME	74,015	70,557	146,106	138,640
PREFERRED STOCK DIVIDENDS	1,714	1,714	3,428	3,428
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$72,301	$68,843	$142,678	$135,212

EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.52	$0.48	$1.03	$0.93
DILUTED	$0.52	$0.47	$1.03	$0.92
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	137,536	142,107	137,592	143,727
DILUTED	137,816	147,786	141,573	149,414

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.10	$0.30	$0.20

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$74,015	$70,557	$146,106	$138,640
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investment securities available-for-sale:
Unrealized holding (losses) gains arising during period	(24,770)	1,002	(20,029)	21,272
Reclassification adjustment for net gains included in net income	(3,100)	(41)	(6,335)	(321)
Noncredit-related impairment loss on securities	—	—	—	(2,938)
Unrealized gains (losses) on other investments	7	(6)	17	4
Reclassification adjustment for net gains included in net income	—	—	—	—
Other comprehensive (loss) income	(27,863)	955	(26,347)	18,017
COMPREHENSIVE INCOME	$46,152	$71,512	$119,759	$156,657

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

		Additional		Additional			Accumulated
		Paid In		Paid In			Other
		Capital		Capital			Comprehensive	Total
	Preferred	Preferred	Common	Common	Retained	Treasury	Income (Loss),	Stockholders’
	Stock	Stock	Stock	Stock	Earnings	Stock	Net of Tax	Equity
BALANCE, JANAURY 1, 2012	$—	$83,027	$157	$1,443,883	$934,617	$(116,001)	$(33,940)	$2,311,743
Net income					138,640			138,640
Other comprehensive income							18,017	18,017
Stock compensation costs				7,773				7,773
Tax benefit from stock compensation plans, net				157				157
Issuance of 274,430 shares of common stock pursuant to various stock compensation plans and agreements				2,678				2,678
Cancellation of 108,662 shares of common stock due to forfeitures of issued restricted stock				1,870		(1,870)		—
63,636 shares of restricted stock surrendered due to employee tax liability						(1,396)		(1,396)
Preferred stock dividends					(3,428)			(3,428)
Common stock dividends					(29,294)			(29,294)
Purchase of 6,784,227 shares of treasury stock pursuant to the Stock Repurchase Program						(149,950)		(149,950)
BALANCE, JUNE 30, 2012	$—	$83,027	$157	$1,456,361	$1,040,535	$(269,217)	$(15,923)	$2,294,940

BALANCE, JANAURY 1, 2013	$—	$83,027	$157	$1,464,739	$1,151,828	$(322,298)	$4,669	$2,382,122
Net income					146,106			146,106
Other comprehensive loss							(26,347)	(26,347)
Stock compensation costs				5,898				5,898
Tax benefit from stock compensation plans, net				2,803				2,803
Issuance of 245,261 shares of common stock pursuant to various stock compensation plans and agreements				1,150				1,150
Cancellation of 44,793 shares of common stock due to forfeitures of issued restricted stock				804		(804)		—
356,426 shares of restricted stock surrendered due to employee tax liability						(8,667)		(8,667)
Preferred stock dividends					(3,428)			(3,428)
Common stock dividends					(41,694)			(41,694)
Conversion of 85,710 shares of Series A preferred stock into 5,594,080 shares of common stock		(83,027)	6	83,021				—
Purchase of 8,026,807 shares of treasury stock pursuant to the Stock Repurchase Program						(199,992)		(199,992)
BALANCE, JUNE 30, 2013	$—	$—	$163	$1,558,415	$1,252,812	$(531,761)	$(21,678)	$2,257,951

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$146,106	$138,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,785	39,711
(Accretion) of discount and amortization of premiums, net	(104,247)	(96,885)
Decrease in FDIC indemnification asset and receivable	79,804	45,763
Stock compensation costs	5,898	7,773
Deferred tax expense (benefit)	320	(19,868)
Provision for loan losses	13,327	33,600
Impairment on other real estate owned	2,153	10,541
Net gain on sales of investment securities, loans and other assets	(16,512)	(14,854)
Prepayment penalty for Federal Home Loan Bank advances, net	—	3,657
Originations and purchases of loans held for sale	(71,572)	(34,716)
Proceeds from sales of loans held for sale	6,272	—
Net proceeds from FDIC shared-loss agreements	42,494	63,077
Net change in accrued interest receivable and other assets	55,158	(67,820)
Net change in accrued expenses and other liabilities	(43,579)	(43,142)
Other net operating activities	(4,671)	(2,007)
Total adjustments	11,630	(75,170)
Net cash provided by operating activities	157,736	63,470
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans	(679,359)	184,443
Short-term investments	35,940	(192,880)
Federal funds sold	—	(30,000)
Purchases of:
Securities purchased under resale agreements	(300,000)	(200,000)
Investment securities available-for-sale	(699,650)	(482,500)
Loans receivable	(466,715)	(239,272)
Premises and equipment	(10,328)	(3,405)
Investments in affordable housing partnerships	(16,683)	(34,128)
Proceeds from sale of:
Investment securities available-for-sale	325,721	1,097,270
Loans receivable	55,129	58,205
Loans held for sale originated for investment	—	199,435
Other real estate owned	38,677	59,814
Premises and equipment	352	11
Repayments, maturities and redemptions of investment securities available-for-sale	262,074	606,704
Paydowns, maturities and termination of securities purchased under resale agreements	300,000	311,434
Redemption of Federal Home Loan Bank stock	21,136	12,674
Other net investing activities	(108)	(236)
Net cash (used in) provided by investing activities	(1,133,814)	1,347,569
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	972,853	(110,498)
Short-term borrowings	(20,000)	(25,208)
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	1,150	2,678
Payment for:
Repayment of FHLB advances	—	(57,616)
Modification of Federal Home Loan Bank advances	—	(37,678)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	(199,992)	(149,950)
Cash dividends	(44,961)	(32,642)
Other net financing activities	(5,864)	(1,239)
Net cash provided by (used in) financing activities	703,186	(412,153)
Effect of exchange rate changes on cash and cash equivalents	—	(457)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(272,892)	998,429
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,323,106	1,431,185
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,050,214	$2,429,614
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$58,336	$73,938
Income tax payments, net of refunds	92,096	185,729
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	19,125	21,317
Transfers to other real estate owned	29,782	54,478
Conversion of preferred stock to common stock	83,027	—
Loans to facilitate sales of other real estate owned and short sales	139	850
Loans to facilitate sales of loans	—	638

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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Events subsequent to the condensed consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The standard instructs that when a reporting entity recognizes an indemnification asset, it should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amended guidance is effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements, as the Company had applied this methodology prior to the issuance of this ASU.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-01 applies to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. The amended guidance is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements. The Company did include additional disclosure in the notes to the condensed consolidated financial statements to comply with the requirements of the ASU.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 enhances the reporting of reclassifications out of accumulated other comprehensive income by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments are effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements. The Company did include additional disclosure in the notes to the condensed consolidated financial statements to comply with the requirements of the ASU.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s condensed consolidated financial statements.

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

•                                          Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 2 financial instruments typically include U.S. Government debt and agency mortgage-backed securities, municipal securities, corporate debt securities, single issuer trust preferred securities, equity swap agreements, foreign exchange options and interest rate swaps.

•                                          Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value is not solely based on observable market inputs and requires management judgment or estimation. This category typically includes pooled trust preferred securities, impaired loans, other real estate owned (“OREO”) and derivatives payable.

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

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of June 30, 2013 and December 31, 2012. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers for assets measured on a recurring basis in and out of Levels 1 and 3 or Levels 2 and 3 during the first six months of 2013 and 2012.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of June 30, 2013
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$515,762	$515,762	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	250,255	—	250,255	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	134,248	—	134,248	—
Residential mortgage-backed securities	996,517	—	996,517	—
Municipal securities	229,273	—	229,273	—
Other residential mortgage-backed securities:
Investment grade	15,202	—	15,202	—
Other commercial mortgage-backed securities:
Investment grade	51,297	—	51,297	—
Corporate debt securities:
Investment grade	448,211	—	448,211	—
Non-investment grade	15,640	—	10,123	5,517
Other securities	10,767	—	10,767	—
Total investment securities available-for-sale	$2,667,172	$515,762	$2,145,893	$5,517
Foreign exchange options	$5,460	$—	$5,460	$—
Interest rate swaps	22,353	—	22,353	—
Short-term foreign exchange contracts	2,896	—	2,896	—
Derivative liabilities	(33,667)	—	(30,410)	(3,257)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2012
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$460,677	$460,677	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	197,855	—	197,855	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	180,665	—	180,665	—
Residential mortgage-backed securities	1,144,085	—	1,144,085	—
Municipal securities	167,093	—	167,093	—
Other commercial mortgage-backed securities:
Investment grade	17,084	—	17,084	—
Corporate debt securities:
Investment grade	411,983	—	411,983	—
Non-investment grade	17,417	—	12,617	4,800
Other securities	10,170	—	10,170	—
Total investment securities available-for-sale	$2,607,029	$460,677	$2,141,552	$4,800
Foreign exchange options	$5,011	$—	$5,011	$—
Interest rate swaps	36,943	—	36,943	—
Short-term foreign exchange contracts	896	—	896	—
Derivative liabilities	(42,060)	—	(39,008)	(3,052)

Assets measured at fair value on a nonrecurring basis using significant unobservable inputs include certain impaired loans and OREO. The inputs and assumptions for nonrecurring Level 3 fair value measurements for impaired loans and OREO include adjustments to external and internal appraisals for change in the market , assumptions by appraiser embedded into appraisals, probability weighting of brokered price opinions, and management’s adjustments for other relevant factors and market trends.

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended June 30, 2013
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	June 30,	Assets	Inputs	Inputs	June 30,
	2013	(Level 1)	(Level 2)	(Level 3)	2013
	(In thousands)
Non-covered impaired loans:
Total residential	$22,012	$—	$—	$22,012	$(838)
Total commercial real estate	35,349	—	—	35,349	(1,320)
Total commercial and industrial	9,203	—	—	9,203	674
Total consumer	372	—	—	372	4
Total non-covered impaired loans	$66,936	$—	$—	$66,936	$(1,480)
Non-covered OREO	$435	$—	$—	$435	$(18)
Covered OREO (1)	$7,500	$—	$—	$7,500	$(1,000)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended June 30, 2012
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	June 30,	Assets	Inputs	Inputs	June 30,
	2012	(Level 1)	(Level 2)	(Level 3)	2012
	(In thousands)
Non-covered impaired loans:
Total residential	$14,824	$—	$—	$14,824	$(2,240)
Total commercial real estate	16,517	—	—	16,517	(4,315)
Total commercial and industrial	15,616	—	—	15,616	(9,705)
Total consumer	372	—	—	372	(264)
Total non-covered impaired loans	$47,329	$—	$—	$47,329	$(16,524)
Non-covered OREO	$4,625	$—	$—	$4,625	$(1,820)
Covered OREO (1)	$6,544	$—	$—	$6,544	$(1,241)

(1)             Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $1.0 million in losses, or $200 thousand, and 20% of the $1.2 million in losses, or $248 thousand, for the three months ended June 30, 2013 and 2012, respectively.

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Six Months Ended June 30, 2013
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Six Months Ended
	June 30,	Assets	Inputs	Inputs	June 30,
	2013	(Level 1)	(Level 2)	(Level 3)	2013
	(In thousands)
Non-covered impaired loans:
Total residential	$19,971	$—	$—	$19,971	$(1,274)
Total commercial real estate	30,397	—	—	30,397	(3,422)
Total commercial and industrial	9,723	—	—	9,723	(1,492)
Total consumer	293	—	—	293	(112)
Total non-covered impaired loans	$60,384	$—	$—	$60,384	$(6,300)
Non-covered OREO	$13,238	$—	$—	$13,238	$(1,403)
Covered OREO (1)	$11,030	$—	$—	$11,030	$(1,126)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Six Months Ended June 30, 2012
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Six Months Ended
	June 30,	Assets	Inputs	Inputs	June 30,
	2012	(Level 1)	(Level 2)	(Level 3)	2012
	(In thousands)
Non-covered impaired loans:
Total residential	$18,466	$—	$—	$18,466	$(2,789)
Total commercial real estate	26,789	—	—	26,789	(4,316)
Total commercial and industrial	16,097	—	—	16,097	(10,281)
Total consumer	379	—	—	379	(321)
Total non-covered impaired loans	$61,731	$—	$—	$61,731	$(17,707)
Non-covered OREO	$8,674	$—	$—	$8,674	$(2,675)
Covered OREO (1)	$17,712	$—	$—	$17,712	$(7,689)
Loans held for sale	$—	$—	$—	$—	$(4,730)

(1)             Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $1.1 million in losses, or $225 thousand, and 20% of the $7.7 million in losses, or $1.5 million, for the six months ended June 30, 2013 and 2012, respectively.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2013 and 2012:

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Opening balance, April 1, 2013	$5,284	$(3,233)
Total gains or (losses) for the period: (1)
Included in earnings	—	(24)
Included in other comprehensive income (unrealized) (2)	239	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(6)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, June 30, 2013	$5,517	$(3,257)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of June 30, 2013	$—	$24

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Opening balance, April 1, 2012	$2,247	$(3,122)
Total gains or (losses) for the period: (1)
Included in earnings	—	308
Included in other comprehensive income (unrealized) (2)	105	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	70	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, June 30, 2012	$2,422	$(2,814)
Changes in unrealized gains included in earnings relating to assets and liabilities held at the end of June 30, 2012	$—	$(308)

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

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2013	$4,800	$(3,052)
Total gains or (losses) for the period: (1)
Included in earnings	—	(205)
Included in other comprehensive income (unrealized) (2)	788	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(71)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, June 30, 2013	$5,517	$(3,257)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of June 30, 2013	$—	$205

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2012	$2,235	$(2,634)
Total gains or (losses) for the period: (1)
Included in earnings	(99)	(180)
Included in other comprehensive income (unrealized) (2)	330	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(44)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, June 30, 2012	$2,422	$(2,814)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of June 30, 2012	$99	$180

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

For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit risk and liquidity risk premium, specific nonperformance, and default experience in the collateral underlying the securities. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for credit risk and liquidity risk. The actual Level 3 unobservable assumption rates used as of June 30, 2013 include: a constant prepayment rate of 0% for year 1-5 and 1% thereafter, a constant default rate of 1.2% for year 1-5 and 0.75% thereafter, and a recovery assumption of 0% for existing deferrals/defaults and 15% for future deferrals with a recovery lag of 60 months. Losses arising during the period, if any, are recognized in noninterest income.

Derivative Liabilities — The Company’s derivative liabilities include derivatives payable that fall within Level 3 and all other derivative liabilities which fall within Level 2. The derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CDs pay interest based on changes in either the Chinese currency Renminbi (“RMB”) or the Hang Seng China Enterprises Index (“HSCEI”), as designated, and are included in interest-bearing deposits on the condensed consolidated balance sheets. CDs paying interest based on changes in the HSCEI matured during the fourth quarter of 2012. The fair value of these embedded derivatives is based on the income approach. The payable is divided by the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion the Company applied a risk premium comparable to an agency security risk premium. For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on our institutional credit rating, which resulted in a $2.2 million adjustment to the valuation of the derivative liabilities for the six months ended June 30, 2013. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable. The actual Level 3 unobservable input used as of June 30, 2013 was a credit risk adjustment with a range of 1.27% to 1.42%. The Level 2 derivative liabilities are mostly comprised of the offsetting interest rate swaps with other counterparties. Refer to “Interest Rate Swaps” within this footnote for complete discussion.

Equity Swap Agreements — The Company has entered into equity swap agreements to hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers. This deposit product has a term of 5 years and matured during the fourth quarter of 2012. It paid interest based on the performance of the HSCEI. The fair value of these equity swap agreements is based on the income approach. The fair value is based on the change in the value of the HSCEI and the volatility of the call option over the life of the individual swap agreement. The option value is derived based on the volatility, the interest rate and the time remaining to maturity of the call option. The valuation of equity swap agreements falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of these derivative contracts. The fair value of the derivative contracts is provided by a third party.

Foreign Exchange Options — The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the foreign exchange options for the six months ended June 30, 2013. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps — The Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company has also entered into pay-variable, receive-fixed swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company’s consideration of the counterparty’s credit risk resulted in a $0.2 million adjustment to the valuation of the interest rate swaps for the six months ended June 30, 2013. The valuation of the interest rate swap falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Short-term Foreign Exchange Contracts — The Company entered into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations. The Company enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company does not assume any foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The fair value is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts for the six months ended June 30, 2013. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Impaired Loans — The Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received. The fair values may be adjusted as needed based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. Impaired loans fall within Level 3 of the fair value hierarchy as values are measured at fair value based on the most recent valuation information received on the underlying collateral and may include adjustments by the Company for historical knowledge and for changes in market conditions.

Other Real Estate Owned — The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans and are recorded at estimated fair value less cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department, or OREO department and may include adjustments by the Company for historical knowledge and for changes in market conditions. OREO properties are classified as Level 3 assets in the fair value hierarchy.

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

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Carrying		Carrying
	Amount or		Amount or
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,050,214	$1,050,214	$1,323,106	$1,323,106
Short-term investments	330,438	330,438	366,378	366,378
Securities purchased under resale agreements	1,450,000	1,429,937	1,450,000	1,442,302
Investment securities available-for-sale	2,667,172	2,667,172	2,607,029	2,607,029
Loans held for sale	245,026	252,894	174,317	180,349
Loans receivable, net	15,768,530	15,255,089	14,645,785	14,743,218
Investment in Federal Home Loan Bank stock	86,139	86,139	107,275	107,275
Investment in Federal Reserve Bank stock	48,111	48,111	48,003	48,003
Accrued interest receivable	109,822	109,822	94,837	94,837
Foreign exchange options	85,614	5,460	85,614	5,011
Interest rate swaps	1,320,438	22,353	1,190,793	36,943
Short-term foreign exchange contracts	256,233	2,896	112,459	896
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	13,329,875	13,329,875	12,187,740	12,187,740
Time deposits	5,952,332	5,941,410	6,121,614	6,115,530
Federal Home Loan Bank advances	314,022	306,521	312,975	333,060
Securities sold under repurchase agreements	995,000	1,163,468	995,000	1,173,830
Other borrowings	—	—	20,000	20,000
Accrued interest payable	9,360	9,360	10,855	10,855
Long-term debt	137,178	83,527	137,178	83,762
Derivative liabilities	1,835,911	33,667	1,392,494	42,060

The following table shows the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the condensed consolidated balance sheets at fair value at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,050,214	$1,050,214	$—	$—
Short-term investments	330,438	—	330,438	—
Securities purchased under resale agreements	1,429,937	—	1,429,937	—
Loans held for sale	252,894	—	252,894	—
Loans receivable, net	15,255,089	—	—	15,255,089
Investment in Federal Home Loan Bank stock	86,139	—	86,139	—
Investment in Federal Reserve Bank stock	48,111	—	48,111	—
Accrued interest receivable	109,822	—	109,822	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	13,329,875	—	13,329,875	—
Time deposits	5,941,410	—	—	5,941,410
Federal Home Loan Bank advances	306,521	—	306,521	—
Securities sold under repurchase agreements	1,163,468	—	1,163,468	—
Other borrowings	—	—	—	—
Accrued interest payable	9,360	—	9,360	—
Long-term debt	83,527	—	83,527	—

	December 31, 2012
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,323,106	$1,323,106	$—	$—
Short-term investments	366,378	—	366,378	—
Securities purchased under resale agreements	1,442,302	—	1,442,302	—
Loans held for sale	180,349	—	180,349	—
Loans receivable, net	14,743,218	—	—	14,743,218
Investment in Federal Home Loan Bank stock	107,275	—	107,275	—
Investment in Federal Reserve Bank stock	48,003	—	48,003	—
Accrued interest receivable	94,837	—	94,837	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	12,187,740	—	12,187,740	—
Time deposits	6,115,530	—	—	6,115,530
Federal Home Loan Bank advances	333,060	—	333,060	—
Securities sold under repurchase agreements	1,173,830	—	1,173,830	—
Other borrowings	20,000	—	20,000	—
Accrued interest payable	10,855	—	10,855	—
Long-term debt	83,762	—	83,762	—

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

Securities Sold Under Repurchase Agreements — For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At June 30, 2013 and December 31, 2012, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates, and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

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

Derivatives Liabilities — The Company’s derivative liabilities include “derivatives payable” and all other derivative liabilities. The Company’s derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CDs pay interest based on changes in RMB or the HSCEI, as designated. CDs paying interest based on changes in the HSCEI matured during the fourth quarter of 2012. The fair value of derivatives payable is estimated using the income approach. Additionally, we considered our own credit risk in determining the valuation. The other derivative liabilities are mostly comprised of the off-setting interest rate swaps. The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of the interest rate swaps within derivative liabilities, the estimate is considered to be within Level 2 of the fair value hierarchy. Due to the unobservable nature of the inputs used in deriving the estimated fair value of derivatives payable within derivative liabilities, this estimate is considered to be within Level 3 of the fair value hierarchy.

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

NOTE 4 — STOCK-BASED COMPENSATION

During the three and six months ended June 30, 2013, total compensation expense recognized in the condensed consolidated statements of income related to both stock options and restricted stock awards reduced income before taxes by $3.4 million and $5.9 million, respectively, and net income by $2.0 million and $3.4 million, respectively.

During the three and six months ended June 30, 2012, total compensation expense recognized in the condensed consolidated statements of income related to both stock options and restricted stock awards reduced income before taxes by $4.1 million and $7.8 million, respectively, and net income by $2.4 million and $4.5 million, respectively.

The Company received $537 thousand and $2.2 million during the six months ended June 30, 2013 and June 30, 2012, respectively, in cash proceeds from stock option exercises. The net tax benefit recognized in equity for stock compensation plans was $2.8 million and $157 thousand for the six months ended, June 30, 2013 and June 30, 2012, respectively.

As of June 30, 2013, there are 4,166,755 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the six months ended June 30, 2013 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at beginning of period	677,708	$28.41
Granted	—	—
Exercised	(45,851)	15.63
Expired	(161,324)	37.18
Outstanding at end of period	470,533	$26.65	1.33 years	$2,078
Vested or expected to vest at end of period	470,533	$26.65	1.33 years	$2,078
Exercisable at end of period	470,533	$26.65	1.33 years	$2,078

A summary of changes in unvested stock options and related information for the six months ended June 30, 2013 is presented below:

		Weighted Average
		Grant Date Fair Value
	Shares	(per share)
Unvested at January 1, 2013	14,502	$3.00
Granted	—	—
Vested	(14,502)	3.00
Forfeited	—	—
Unvested at June 30, 2013	—	$—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 1) the expected term (estimated period of time outstanding) of stock options granted is estimated using the historical exercise behavior of employees; 2) the expected volatility is based on historical volatility for a period equal to the stock option’s expected term; 3) the expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant; and 4) the risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term. The Company did not issue any stock options during the six months ended June 30, 2013 and 2012.

During the three and six months ended June 30, 2013 and 2012, information related to stock options is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average grant date fair value of stock options granted during the period (1)	N/A	N/A	N/A	N/A
Total intrinsic value of options exercised (in thousands)	$297	$280	$424	$855
Total fair value of options vested (in thousands) (2)	$—	$671	$363	$3,672

(1)             The Company did not issue any stock options during the three and six months ended June 30, 2013 and 2012.

(2)             Stock options were fully vested during the first quarter of 2013.

As of June 30, 2013, all stock options are fully vested and all compensation cost related to stock options have been recognized.

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

A summary of the activity for the Company’s time-based and performance-based restricted stock awards as of June 30, 2013, including changes during the six months then ended, is presented below:

	June 30, 2013
	Restricted Stock Awards
	Time-Based		Performance-Based
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,512,396	$16.30	694,838	$22.43
Granted	26,663	24.30	477,165	25.25
Vested	(708,037)	15.77	(170,427)	22.58
Forfeited	(46,944)	17.89	(25,945)	23.98
Outstanding at end of period	784,078	$16.94	975,631	$23.74

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of time-based restricted stock awards granted during the period ended June 30, 2013 and 2012 were $24.30 and $21.67, respectively. The weighted average fair value of performance-based restricted stock awards granted during the six months ended June 30, 2013 and 2012 were $25.25 and $22.05, respectively. The total fair value of time-based restricted stock awards vested for the three months ended June 30, 2013 and 2012 was $772 thousand and $232 thousand, respectively. The total fair value of time-based restricted stock awards vested for the six months ended June 30, 2013 and 2012 was $17.1 million and $2.0 million, respectively. There is no performance-based restricted stock awards vested during the three months ended June 30, 2013 and a nominal amount vested during the three months ended June 30, 2012. The total fair value of performance-based restricted stock awards vested during the six months ended June 30, 2013 and 2012 was $4.3 million and $1.9 million, respectively.

As of June 30, 2013, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $5.8 million and $18.0 million, respectively. This cost is expected to be recognized over a weighted average period of 1.4 years and 2.2 years, respectively.

NOTE 5 — INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of June 30, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$519,653	$72	$(3,963)	$515,762
U.S. Government agency and U.S. Government sponsored enterprise debt securities	256,996	249	(6,990)	250,255
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	136,700	693	(3,145)	134,248
Residential mortgage-backed securities	997,211	10,586	(11,280)	996,517
Municipal securities	242,615	1,082	(14,424)	229,273
Other residential mortgage-backed securities:
Investment grade	15,980	—	(778)	15,202
Other commercial mortgage-backed securities:
Investment grade	50,999	298	—	51,297
Corporate debt securities:
Investment grade	451,688	1,752	(5,229)	448,211
Non-investment grade (1)	22,020	63	(6,443)	15,640
Other securities	10,790	9	(32)	10,767
Total investment securities available-for-sale	$2,704,652	$14,804	$(52,284)	$2,667,172

As of December 31, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$459,613	$1,135	$(71)	$460,677
U.S. Government agency and U.S. Government sponsored enterprise debt securities	197,264	673	(82)	197,855
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	174,036	6,665	(36)	180,665
Residential mortgage-backed securities	1,123,880	20,883	(678)	1,144,085
Municipal securities	163,333	4,491	(731)	167,093
Other commercial mortgage-backed securities:
Investment grade	16,999	85	—	17,084
Corporate debt securities:
Investment grade	429,318	237	(17,572)	411,983
Non-investment grade (1)	24,620	355	(7,558)	17,417
Other securities	9,955	215	—	10,170
Total investment securities available-for-sale	$2,599,018	$34,739	$(26,728)	$2,607,029

(1)             For the six months ended June 30, 2013, the Company did not record any OTTI. The Company recorded $99 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income for the year ended December 31, 2012.

The Company did not have any investment securities held-to-maturity as of June 30, 2013 and December 31, 2012.

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

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the periods shown:

	Three Months Ended
	June 30,
	2013	2012
	(In thousands)
Beginning balance, April 1,	$115,511	$115,511
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—
Reduction for securities sold	—	—
Ending balance	$115,511	$115,511

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Beginning balance, January 1,	$115,511	$115,412
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	99
Reduction for securities sold	—	—
Ending balance	$115,511	$115,511

During the three months ended June 30, 2013, the Company recorded $5.3 million of gross gains and no gross losses resulting in a net income statement impact of $5.3 million of gain on sale of investment securities. During the three months ended June 30, 2012, the Company recorded $26.3 million of gross gains and $26.2 million of gross losses resulting in a net income statement impact of $71 thousand of gain on sale of investment securities. The tax expense on the sale of investment securities available-for-sale amounted to $2.2 million and $30 thousand for the three months ended June 30, 2013 and 2012, respectively. Total net proceeds for these sales were $128.9 million and $837.0 million for the three months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, the Company recorded $10.9 million of gross gains and no gross losses resulting in a net income statement impact of $10.9 million of gain on sale of investment securities. During the six months ended June 30, 2012, the Company recorded $28.0 million of gross gains and $27.4 million of gross losses resulting in a net income statement impact of $554 thousand of gain on sale of investment securities. The tax expense on the sale of investment securities available-for-sale amounted to $4.6 million and $233 thousand for the six months ended June 30, 2013 and 2012, respectively. Total net proceeds for these sales were $325.7 million and $1.10 billion for the six months ended June 30, 2013 and 2012, respectively.

The following tables show the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2013 and December 31, 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of June 30, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$403,759	$(3,963)	$—	$—	$403,759	$(3,963)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	243,025	(6,990)	—	—	243,025	(6,990)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	112,519	(3,145)	—	—	112,519	(3,145)
Residential mortgage-backed securities	508,853	(10,991)	13,909	(289)	522,762	(11,280)
Municipal securities	181,003	(14,424)	—	—	181,003	(14,424)
Other residential mortgage-backed securities:
Investment grade	15,203	(778)	—	—	15,203	(778)
Other commercial mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Corporate debt securities:
Investment grade	105,966	(282)	125,053	(4,947)	231,019	(5,229)
Non-investment grade	—	—	13,619	(6,443)	13,619	(6,443)
Other securities	7,269	(32)	—	—	7,269	(32)
Total investment securities available-for-sale	$1,577,597	$(40,605)	$152,581	$(11,679)	$1,730,178	$(52,284)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of December 31, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$95,232	$(71)	$—	$—	$95,232	$(71)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	24,912	(82)	—	—	24,912	(82)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	10,013	(36)	—	—	10,013	(36)
Residential mortgage-backed securities	215,826	(678)	—	—	215,826	(678)
Municipal securities	48,363	(731)	—	—	48,363	(731)
Other commercial mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Corporate debt securities:
Investment grade	225,819	(5,391)	182,697	(12,181)	408,516	(17,572)
Non-investment grade	—	—	12,574	(7,558)	12,574	(7,558)
Other securities	—	—	—	—	—	—
Total investment securities available-for-sale	$620,165	$(6,989)	$195,271	$(19,739)	$815,436	$(26,728)

Unrealized Losses

The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months are related to municipal and residential mortgage-backed securities. As of June 30, 2013, the Company had $229.3 million of municipal securities and $996.5 million of residential mortgage-backed securities available-for-sale, representing 9% and 37% of the total investment securities available-for-sale portfolio, respectively. As of December 31, 2012, the Company had $167.1 million of municipal securities and $1.14 billion of residential mortgage-backed securities available-for-sale, representing 6% and 44% of the total investment securities available-for-sale portfolio, respectively.

As of June 30, 2013, there were 13 individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 5 positions in non-investment grade trust preferred securities with a total fair value of $13.6 million, 6 investment grade corporate debt securities with a fair value of $125.1 million and 2 residential agency mortgage-backed securities with a fair value of $13.9 million. The unrealized losses on these securities are primarily attributed to the rise in interest rate, together with the widened liquidity spread and credit spread. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their current amortized cost basis.

As of June 30, 2013, there were also 242 securities, not including the 13 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position for less than twelve months include 103 municipal securities, 64 residential agency mortgage-backed securities, 8 government sponsored debt securities, 39 U.S. Treasury securities, 17 commercial agency mortgage-backed securities, 7 investment grade corporate debt securities, 2 other residential mortgage-backed securities and 2 other securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated and as long term rates increased during the second quarter 2013, there was a greater unrealized loss impact to the portfolio. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their current amortized cost basis. As such, the Company does not deem any of the securities as of June 30, 2013 to be other-than-temporarily impaired.

As of December 31, 2012, there were 13 individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 5 positions in trust preferred securities with a total fair value of $12.6 million and 8 investment grade debt securities with a fair value of $182.7 million. As of December 31, 2012 there were also 77 securities, not including the 13 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position for less than twelve months include 26 residential agency mortgage-backed securities, 29 municipal securities, 11 investment grade corporate debt securities, 9 U.S. Treasury securities, 1 government agency security, and 1 commercial mortgage-backed security. The unrealized losses on these securities are primarily attributed to the market impact to the sovereign debt crisis in Europe.  The company does not have direct holdings of European sovereign debt. However, the Company is indirectly affected through the overall impact to the market and especially to corporate debt securities pricing.  The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their current amortized cost basis. As such, the Company does not deem these securities, other than those previously stated, to be other-than-temporarily impaired as of December 31, 2012.

Corporate Debt Securities

As of June 30, 2013, the unrealized losses related to securities that have been in a continuous loss position of twelve months or longer are related to 5 positions in non-investment grade trust preferred debt securities and 6 investment grade corporate debt securities. As of June 30, 2013, these 5 positions in trust preferred securities had an estimated fair value of $13.6 million, representing approximately 1% of the total investment securities available-for-sale portfolio. As of June 30, 2013, these non-investment grade trust preferred debt securities had gross unrealized losses amounting to $6.4 million, or 32% of the total amortized cost basis of these securities. We did not record an impairment loss on our portfolio of pooled trust preferred securities during the first six months of 2013. In comparison, as of June 30, 2012, we had $4.7 million in unrealized losses on securities that are not other-than-temporarily impaired and $5.1 million in noncredit-related impairment losses on securities that are other-than-temporarily impaired as of June 30, 2012 pursuant to the provisions of ASC 320-10-65. We recorded an impairment loss of $99 thousand on our portfolio of pooled trust preferred securities during the first six months of 2012 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

The scheduled maturities of investment securities at June 30, 2013 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due within one year	$282,318	$272,321
Due after one year through five years	563,471	558,278
Due after five years through ten years	636,894	619,747
Due after ten years	1,221,969	1,216,826
Total investment securities available-for-sale	$2,704,652	$2,667,172

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS AND BALANCE SHEET OFFSETTING

The following table summarizes the fair value and balance sheet classification of derivative instruments as of June 30, 2013 and December 31, 2012. The notional amount of the contract is not recorded on the condensed consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If the counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset. The valuation methodology of derivative instruments is disclosed in Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

	Fair Values of Derivative Instruments
	June 30, 2013			December 31, 2012
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets (1)	Liabilities (1)	Amount	Assets (1)	Liabilities (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$80,000	$—	$6,831	$50,000	$—	$1,521
Total derivatives designated as hedging instruments	$80,000	$—	$6,831	$50,000	$—	$1,521

Derivatives not designated as hedging instruments:
Foreign exchange options	$85,614	$5,460	$3,257	$85,614	$5,011	$3,052
Interest rate swaps	1,320,438	22,353	20,129	1,190,793	36,943	36,799
Short-term foreign exchange contracts	256,233	2,896	3,450	112,459	896	688
Total derivatives not designated as hedging instruments	$1,662,285	$30,709	$26,836	$1,388,866	$42,850	$40,539

(1)                Derivative assets, which are a component of other assets, include the estimated settlement of the derivative asset position. Derivative liabilities, which are a component of other liabilities and deposits, include the estimated settlement of the derivative liability position.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit — The Company is exposed to changes in the fair value of certain of its fixed rate certificates of deposit due to changes in the benchmark interest rate, LIBOR. In the first half of 2013, the Company entered into three receive-fixed, pay-variable interest rate swaps with major brokerage firms, with a total notional amount of $30.0 million, as a fair value hedge of three fixed rate certificates of deposit, for a total amount of $30.0 million, with the same maturity dates. Interest rate swaps designated as fair value hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

As of June 30, 2013 and December 31, 2012 the total notional amount of the interest rate swaps on the certificates of deposit was $80.0 million and $50.0 million, respectively. The fair value of the interest rate swaps amounted to a $6.8 million and $1.5 million liability, respectively, as of June 30, 2013 and December 31, 2012.  During the three and six months ended June 30, 2013, the Company recognized a net reduction of $215 thousand and $303 thousand, respectively, in expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $513 thousand and $899 thousand, respectively, for the three and six months ended June 30, 2013 related to net settlements on the derivatives.

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

As of June 30, 2013 and December 31, 2012, the notional amount of the foreign exchange options totaled $85.6 million and $85.6 million, respectively. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $5.5 million asset and a $3.3 million liability, as of June 30, 2013. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $5.0 million asset and a $3.1 million liability, as of December 31, 2012. The Company did not deliver collateral, in the form of securities to counterparty institutions as of June 30, 2013. The Company delivered collateral, in the form of securities to counterparty institutions, valued at $940 thousand, for foreign exchange option contracts that were in a net liability position as of December 31, 2012.

Interest Rate Swaps — Since the fourth quarter of 2010, the Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to economically hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company does not assume any interest rate risk since the swap agreements mirror each other. As of June 30, 2013 and December 31, 2012, the notional amount of the interest rate swaps with the institutional counterparties totaled $1.32 billion and $1.19 billion, respectively. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the condensed consolidated statements of income.

The fair values of the interest rate swap contracts with the institutional counterparties and the bank customers amounted to a $22.4 million asset and a $20.1 million liability, as of June 30, 2013. The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $36.9 million asset and a $36.8 million liability, as of December 31, 2012.

Short-term Foreign Exchange Contracts — The Company also enters into short-term forward foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of June 30, 2013 and December 31, 2012 the notional amount of the foreign exchange contracts totaled $256.2 million and $112.5 million, respectively. The fair values of the foreign exchange contracts amounted to a $2.9 million asset and a $3.5 million liability, as of June 30, 2013. The fair values of the foreign exchange contracts amounted to an $896 thousand asset and a $688 thousand liability, as of December 31, 2012. The gross aggregate value of the short-term foreign exchange contracts by counterparty was a liability of $635 thousand as of June 30, 2013 and an asset of $495 thousand as of December 31, 2012.

The table below presents the effect of the change in fair value for the Company’s derivative financial instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012:

	Location in	Three Months Ended		Six Months Ended
	Condensed Consolidated	June 30,		June 30,
	Statements of Income	2013	2012	2013	2012
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value	Interest expense	$(3,810)	$1,045	$(4,715)	$342
	Total net (expense) income	$(3,810)	$1,045	$(4,715)	$342
Derivatives not designated as hedging instruments
Equity swap agreements	Noninterest expense	$—	$—	$—	$2
Foreign exchange options	Noninterest income	97	(142)	238	111
Foreign exchange options	Noninterest expense	(1)	19	6	74
Interest rate swaps	Noninterest income	1,864	(423)	2,080	(308)
Short-term foreign exchange contracts	Noninterest income	(719)	103	(762)	151
	Total net income (expense)	$1,241	$(443)	$1,562	$30

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

Balance Sheet Offsetting— The Company has entered into agreements with all counterparty financial institutions, which include master netting agreements.  However, the Company elects to account for all derivatives with counterparty institutions on a gross basis, excluding the foreign exchange options which are not under agreements that include master netting terms. The Company has also entered into securities purchased under resale agreements (“resale agreements”), and securities sold under agreements to repurchase (“repurchase agreements”) which have master netting agreements that allow for the netting of collateral positions. These repurchase and resale agreements of securities are not eligible for offset in the consolidated balance sheet.

The following tables show the gross derivatives, resale agreements and repurchase agreements in the consolidated balance sheets and each the respective collateral received or pledged in the form of other financial instruments, which are generally marketable securities. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown. Most of the assets and liabilities in the following tables were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party, but is usually delivered to and held by third party trustees.

The Company delivered collateral, in the form of securities to counterparty institutions, for derivatives that were in a net liability position as of June 30, 2013 and December 31, 2012 (refer to the table below). Under the Dodd-Frank legislation, as of June 10, 2013, the Company must clear all LIBOR interest rate swaps through a clearing house. As such the Company is required to pledge cash collateral for the margin. As of June 30, 2013 the Company posted $140 thousand of cash collateral. As of December 31, 2012, the Company did not receive or pledge cash collateral and there were no net asset positions with respect to collateral.

	As of June 30, 2013
	(In thousands)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received	Net Amount
Assets
Derivatives	$8,148	$—	$8,148	$(5,970)	$(2,178)	$—
Resale Agreements	$1,550,000	$—	$1,550,000	$(545,000)	$(1,005,000)	$—

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Posted	Net Amount
Liabilities
Derivatives	$24,975	$—	$24,975	$(5,970)	$(19,005)	$—
Repurchase Agreements	$995,000	$—	$995,000	$(545,000)	$(450,000)	$—

	As of December 31, 2012
	(In thousands)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received	Net Amount
Assets
Derivatives	$992	$—	$992	$(366)	$(626)	$—
Resale Agreements	$1,750,000	$—	$1,750,000	$(545,000)	$(1,205,000)	$—

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Posted	Net Amount
Liabilities
Derivatives	$38,513	$—	$38,513	$(366)	$(38,147)	$—
Repurchase Agreements	$995,000	$—	$995,000	$(545,000)	$(450,000)	$—

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

Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Company 80% of eligible losses for both WFIB and UCB with respect to covered assets. For the UCB covered assets, the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The commercial loan shared-loss agreement and single-family residential mortgage loan shared-loss agreement are in effect for 5 years and 10 years, respectively, from the acquisition date and the loss recovery provisions of these agreements continue on and are in effect for 8 years and 10 years, respectively, from the acquisition date.

The commercial loan shared-loss agreements related to the UCB and WFIB acquisitions will terminate on November 6, 2014 and June 11, 2015, respectively. The single-family residential mortgage loan shared-loss agreements carry expiration dates of November 6, 2019 and June 11, 2020 for UCB and WFIB, respectively. Upon the completion of these agreements, any losses on loans left in the portfolio will belong solely to the Company. However, due to the performance of the covered loan portfolio, the Company does not expect the expiration of these agreements to have a material impact.

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of June 30, 2013 and December 31, 2012, the Company’s recorded estimate in the balance sheet, for this liability to the FDIC for WFIB and UCB was $50.7 million and $27.7 million, respectively.

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

The carrying amounts and the composition of the covered loans as of June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)
Real estate loans:
Residential single-family	$314,483	$362,345
Residential multifamily	513,141	647,440
Commercial and industrial real estate	1,190,964	1,348,556
Construction and land	329,397	417,631
Total real estate loans	2,347,985	2,775,972
Other loans:
Commercial business	481,255	587,333
Other consumer	79,533	87,651
Total other loans	560,788	674,984
Total principal balance	2,908,773	3,450,956
Covered discount	(394,829)	(510,208)
Net valuation of loans	2,513,944	2,940,748
Allowance on covered loans	(9,629)	(5,153)
Total covered loans, net	$2,504,315	$2,935,595

Credit Quality Indicators — At each respective acquisition date, the covered loans were grouped into pools of loans with similar characteristics and risk factors per ASC 310-30. The pools were first developed based on loan categories and performance status. As of June 30, 2013, UCB covered loans represent approximately 94% of total covered loans. For the UCB acquisition, the loans were further segregated among the former UCB domestic, Hong Kong, and China portfolios, representing the three general geographic regions. In addition, the Company evaluated the make-up of geographic regions within the construction, land, and multifamily loan portfolios and further segregated these pools into distressed and non-distressed regions based on our historical experience of real estate loans within the non-covered portfolio. As of the date of acquisition 64% of the UCB portfolio was located in California, 10% was located in Hong Kong and 11% was located in New York. This assessment was factored into the day one valuation and discount applied to the loans. As such, geographic concentration risk is considered in the covered loan discount.

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

The Company reduced the nonaccretable difference due to the performance of the portfolio and expectation for the inherent losses in the portfolio subsequent to the initial valuations. By lowering the nonaccretable discount, the overall accretable yield will increase thus increasing the interest income recognized over the remaining life of the loans. This reduction was primarily calculated based on the risk ratings of the loans.

The Company acquired UCB and WFIB approximately 3.5 and 3 years ago, respectively. The majority of the covered loan portfolio accounted for under ASC 310-30, is still performing as expected from the day one valuation or better than expected. However, the Company has experienced some concentrated credit deterioration in certain loan pools. Thus, during the first half of 2013, due to the concentrated credit deterioration beyond the respective acquisition date fair value of these covered loans under ASC 310-30, a provision for credit losses was recorded through earnings. As of June 30, 2013, there was an allowance of $2.5 million for these loans under ASC 310-30 due to credit deterioration, which resulted from a provision of $2.5 million for the six months ended June 30, 2013. This $2.5 million in allowance is allocated mainly to the portfolio’s commercial real estate segment.

As of the acquisition date, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. Included in the table below are $358.8 million and $431.7 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30 at June 30, 2013 and December 31, 2012, respectively. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $248.3 million of commercial and industrial loans, $67.3 million of commercial real estate loans, $31.9 million of consumer loans and $11.3 million of residential loans. In comparison, at December 31, 2012, these additional advances were within our loan segments as follows: $302.3 million of commercial and industrial loans, $83.4 million of commercial real estate loans, $34.5 million of consumer loans and $11.5 million of residential loans.

During the three and six months ended June 30, 2013, the Company recorded $1.2 million and $1.3 million, respectively, of charge-offs on loans outside of the scope of ASC 310-30. There were no charge-offs during the three and six months ended June 30, 2012. The resulting provision on covered loans outside the scope of ASC 310-30 was $186 thousand and $3.3 million, respectively, for the three and six months ended June 30, 2013. In comparison, there was a provision reversal of $1.1 million and provision of $526 thousand for the three and six months ended June 30, 2012. Refer to Note 8 for additional discussion of these covered charge-offs. As of June 30, 2013, $7.1 million, or 2.9%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $7.1 million in allowance is allocated within our loan segments as follows: $4.1 million for commercial and industrial loans, $2.4 million for commercial real estate loans, $407 thousand for consumer loans, and $174 thousand for residential loans. At December 31, 2012, $5.2 million, or 2.2% of the total allowance was allocated within our loan segments as follows:  $2.5 million for commercial real estate loans, $2.4 million for commercial and industrial loans, $194 thousand for consumer loans and $87 thousand for residential loans. The $2.5 million allowance for loans under ASC 310-30 discussed above and the $7.1 million in allowance for loans outside the scope of ASC 310-30 together comprise the total covered allowance of $9.6 million or 4.0% of total allowance as of June 30, 2013.

The tables below present the covered loan portfolio by credit quality indicator as of June 30, 2013 and December 31, 2012.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
June 30, 2013
Real estate loans:
Residential single-family	$300,876	$1,253	$12,354	$—	$314,483
Residential multifamily	466,014	2,868	44,259	—	513,141
Commercial and industrial real estate	884,924	8,031	291,368	6,641	1,190,964
Construction and land	140,619	9,554	178,325	899	329,397
Total real estate loans	1,792,433	21,706	526,306	7,540	2,347,985
Other loans:
Commercial business	399,075	11,880	70,105	195	481,255
Other consumer	78,207	128	1,198	—	79,533
Total other loans	477,282	12,008	71,303	195	560,788
Total principal balance	$2,269,715	$33,714	$597,609	$7,735	$2,908,773

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2012
Real estate loans:
Residential single-family	$345,568	$982	$15,795	$—	$362,345
Residential multifamily	571,061	8,074	68,305	—	647,440
Commercial and industrial real estate	963,069	10,777	367,869	6,841	1,348,556
Construction and land	170,548	15,135	230,776	1,172	417,631
Total real estate loans	2,050,246	34,968	682,745	8,013	2,775,972
Other loans:
Commercial business	434,138	22,533	130,467	195	587,333
Other consumer	85,534	515	1,602	—	87,651
Total other loans	519,672	23,048	132,069	195	674,984
Total principal balance	$2,569,918	$58,016	$814,814	$8,208	$3,450,956

As of June 30, 2013 and December 31, 2012, $178.4 million and $204.3 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonaccrual loans in accordance with the contractual terms of the individual loans.

The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2013	2012
	(In thousands)
Covered nonaccrual loans(1) (2) (3)	$178,431	$204,310
Covered loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	178,431	204,310
Other real estate owned covered, net	29,836	26,808
Total covered nonperforming assets	$208,267	$231,118

(1)             Covered nonaccrual loans include loans that meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30 and all losses on covered loans are 80% reimbursed by the FDIC.

(2)             Represents principal balance net of discount.

(3)             Includes $31.1 million and $29.6 million of loans at June 30, 2013 and December 31, 2012, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

As of June 30, 2013, we had covered OREO properties with a combined aggregate carrying value of $29.8 million. Approximately 54% and 15% of covered OREO properties as of June 30, 2013 were located in California and Washington, respectively. As of December 31, 2012, we had covered OREO properties with an aggregate carrying value of $26.8 million. During the first six months of 2013, 15 properties with an aggregate carrying value of $20.2 million were added through foreclosure. The carrying value at June 30, 2013 is net of adjustments on covered OREO of $750 thousand. During the first six months of 2013, we sold 31 covered OREO properties for total proceeds of $19.2 million resulting in a total net gain on sale of $2.8 million.

Changes in the accretable yield for the covered loans are as follows for the periods shown:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$503,476	$696,666
Additions	—	—
Accretion	(84,811)	(105,416)
Changes in expected cash flows	40,052	29,218
Balance at end of period	$458,717	$620,468

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$556,986	$785,165
Additions	—	—
Accretion	(166,438)	(184,822)
Changes in expected cash flows	68,169	20,125
Balance at end of period	$458,717	$620,468

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

From December 31, 2012 to June 30, 2013, excluding scheduled principal payments, a total of $392.7 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $74.3 million related to payoffs and removals offset by charge-offs.

From December 31, 2011 to June 30, 2012, excluding scheduled principal payments, a total of $459.0 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $42.4 million related to payoffs and removals offset by charge-offs.

FDIC Indemnification Asset

Due to the reductions of the nonaccretable difference on the UCB covered loan portfolio, the expected reimbursement from the FDIC under the loss-sharing agreement decreased. As such, the Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset, in line with the improved accretable yield as discussed above. For the three and six months ended June 30, 2013, the Company recorded $12.7 million and $21.4 million, respectively, of amortization against income, compared to $7.8 million and $17.9 million of amortization for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2013, the Company recorded reductions of $28.8 million and $52.1 million, respectively. For the three and six months ended June 30, 2012, the Company recorded reductions of $36.1 million and $77.0 million, respectively.

The table below shows FDIC indemnification asset activity for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Balance at beginning of period	$276,834	$457,265	$316,313	$511,135
(Amortization)	(12,696)	(7,787)	(21,382)	(17,858)
Reductions (1)	(28,820)	(36,050)	(52,055)	(77,018)
Estimate of FDIC repayment (2)	(15,376)	(4,141)	(22,934)	(6,972)
Balance at end of period	$219,942	$409,287	$219,942	$409,287

(1)             Reductions relate to charge-offs, partial prepayments, loan payoffs and loan sales which result in a corresponding reduction of the indemnification asset.

(2)         This represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC loss share agreements, due to lower thresholds of losses.

FDIC Receivable

As of June 30, 2013, the FDIC loss-sharing receivable was $47.1 million as compared to $73.1 million as of December 31, 2012. This receivable represents 80% of reimbursable amounts from the FDIC, under the FDIC loss-sharing agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan related expenses and OREO-related expenses. 100% of the loan related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the condensed consolidated balance sheet.

NOTE 8 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans receivable, excluding covered loans (“non-covered loans”) for the periods indicated:

	June 30,	December 31,
	2013	2012
	(In thousands)
Residential:
Single-family	$2,575,975	$2,187,323
Multifamily	929,867	900,708
Total residential	3,505,842	3,088,031
Commercial Real Estate (“CRE”):
Income producing	3,917,082	3,644,035
Construction	105,084	121,589
Land	128,218	129,071
Total CRE	4,150,384	3,894,695
Commercial and Industrial (“C&I”):
Commercial business	4,036,795	3,569,388
Trade finance	672,880	661,877
Total C&I	4,709,675	4,231,265
Consumer:
Student loans	615,707	475,799
Other consumer	544,306	269,083
Total consumer	1,160,013	744,882
Total gross loans receivable, excluding covered loans	13,525,914	11,958,873
Unearned fees, premiums, and discounts, net	(28,219)	(19,301)
Allowance for loan losses, excluding covered loans	(233,480)	(229,382)
Loans receivable, excluding covered loans, net	$13,264,215	$11,710,190

Accrued interest on covered and non-covered loans receivable amounted to $90.6 million and $76.8 million at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013 and December 31, 2012, covered and non-covered loans receivable totaling $9.06 billion and $8.88 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $676.5 million and $369.7 million in new residential single-family loans during the six months ended June 30, 2013 and 2012, respectively. The Bank also offers both fixed and ARM residential multifamily loan programs. For the six months ended June 30, 2013 and 2012, the Bank originated $104.2 million and $52.7 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods and ARM single-family loan programs that have three-year, five-year or seven-year initial fixed periods. The Bank originates single-family residential loans where the underwriting criteria is heavily based on a maximum loan to value ratio (generally of 65%) and no or limited verification or documentation of a borrower’s income is obtained.   The Bank considers all of the single-family and multifamily loans originated to be prime loans and the underwriting criteria include maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank has single-family loans with interest-only features which represents approximately less than 1% of total single-family loans at both June 30, 2013 and December 31, 2012. Additionally, the Bank owns residential loans that were purchased several years ago that permit different repayment options. For these loans, there is the potential for negative amortization if the borrower so chooses. These residential loans that permit different repayment options represents approximately less than 1%, of total residential loans at both June 30, 2013 and December 31, 2012. None of these loans were negatively amortizing as of June 30, 2013 and December 31, 2012.

In addition to residential lending, the Bank’s lending activities also include commercial real estate, commercial and industrial, and consumer lending. Our CRE lending activities include loans to finance income producing properties and also construction and land loans. Our C&I lending activities include commercial business financing for small and middle-market businesses in a wide spectrum of industries. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, small business administration loans, and lease financing. We also offer a variety of international trade finance services and products, including letters of credit, revolving lines of credit, import loans, bankers’ acceptances, working capital lines, domestic purchase financing, and pre-export financing. Consumer loans are primarily comprised of fully guaranteed student loans, home equity lines of credit, auto loans and the new insurance premium financing loans.

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

Credit Risk and Concentrations — The Company has a concentration of real estate loans in California, including the areas of Los Angeles, Riverside, San Bernardino, and Orange counties. As of June 30, 2013, the Company had $4.15 billion in non-covered commercial real estate loans and $3.51 billion in non-covered residential loans, of which approximately 88% are secured by real properties located in California. Deterioration in the real estate market generally and residential building in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance loans relate to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import activities as well as some export activities. We also offer export-import financing to various domestic and foreign customers. Certain trade finance loans may be guaranteed by the Export-Import Bank of the United States or the Export-Import Bank of China.

Purchased Loans — During the six months ended June 30, 2013, the Company purchased loans with an unpaid principal balance of $537.5 million and a carrying amount of $524.9 million. The purchased loans during the period consist of approximately, 52% of premium financing loans, 47% of student loans, which are mostly guaranteed by the U.S. Department of Education and pose limited credit risk and 1% of other loans. The insurance premium financing loans are included in the commercial and consumer loan portfolios, as applicable.

Loans Held for Sale — Loans held for sale totaled $245.0 million and $174.3 million as of June 30, 2013 and December 31, 2012, respectively. Loans held for sale are recorded at the lower of cost or fair value. Fair value, if lower than cost, is determined based on valuations obtained from market participants or the value of the underlying collateral. As of June 30, 2013, approximately 89% of these loans were student loans, the majority of which are guaranteed by the U.S. Department of Education. During the first six months of 2013, net loans receivable of $19.1 million were reclassified to loans held for sale. Some of these loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $6.3 million in the first six months of 2013, resulting in net gains on sale of $1 thousand. Proceeds from sales of loans held for sale were $199.4 million in the first six months of 2012 with $9.3 million net gains on sale.

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

Pass or Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade and, generally, the Company does not grade a loan as Special Mention for longer than six months. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in borrower status and likelihood of loan repayment. The tables below present the non-covered loan portfolio by credit quality indicator as of June 30, 2013 and December 31, 2012. There were no Loss grade loans as of June 30, 2013 and December 31, 2012.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
June 30, 2013
Residential:
Single-family	$2,549,678	$11,392	$14,905	$—	$2,575,975
Multifamily	843,283	7,459	79,125	—	929,867
CRE:
Income producing	3,659,388	45,802	211,892	—	3,917,082
Construction	77,327	6,160	21,597	—	105,084
Land	79,291	13,043	35,884	—	128,218
C&I:
Commercial business	3,774,340	142,216	120,239	—	4,036,795
Trade finance	659,604	9,124	4,152	—	672,880
Consumer:
Student loans	615,642	65	—	—	615,707
Other consumer	539,178	1,619	3,509	—	544,306
Total	$12,797,731	$236,880	$491,303	$—	$13,525,914

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2012
Residential:
Single-family	$2,163,918	$5,131	$18,274	$—	$2,187,323
Multifamily	781,552	13,510	105,646	—	900,708
CRE:
Income producing	3,416,142	42,222	185,671	—	3,644,035
Construction	63,008	16,885	41,696	—	121,589
Land	79,085	13,232	36,754	—	129,071
C&I:
Commercial business	3,380,212	69,687	119,489	—	3,569,388
Trade finance	632,617	24,778	4,482	—	661,877
Consumer:
Student loans	475,799	—	—	—	475,799
Other consumer	261,136	1,115	6,832	—	269,083
Total	$11,253,469	$186,560	$518,844	$—	$11,958,873

Nonaccrual and Past Due Loans—Loans are tracked by the number of days borrower payments are past due. The tables below present an aging analysis of nonaccrual loans, past due non-covered loans and loans held for sale, segregated by class of loans, as of June 30, 2013 and December 31, 2012:

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
June 30, 2013
Residential:
Single-family	$12,885	$6,585	$19,470	$4,144	$3,066	$7,210	$2,549,295	$2,575,975
Multifamily	6,929	570	7,499	21,548	8,678	30,226	892,142	929,867
CRE:
Income producing	15,779	26,227	42,006	5,735	11,536	17,271	3,857,805	3,917,082
Construction	—	—	—	6,888	—	6,888	98,196	105,084
Land	3,332	—	3,332	956	3,357	4,313	120,573	128,218
C&I:
Commercial business	6,256	2,485	8,741	4,214	14,413	18,627	4,009,427	4,036,795
Trade finance	—	—	—	318	545	863	672,017	672,880
Consumer:
Student loans	—	65	65	—	—	—	615,642	615,707
Other consumer	1,104	82	1,186	—	796	796	542,324	544,306
Loans held for sale	—	—	—	—	25,837	25,837	219,189	245,026
Total	$46,285	$36,014	$82,299	$43,803	$68,228	$112,031	$13,576,610	13,770,940

Unearned fees, premiums and discounts, net								(28,219)
Total recorded investment in non-covered loans and loans held for sale								$13,742,721

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
December 31, 2012
Residential:
Single-family	$4,820	$2,244	$7,064	$1,301	$9,809	$11,110	$2,169,149	$2,187,323
Multifamily	7,127	924	8,051	6,788	11,052	17,840	874,817	900,708
CRE:
Income producing	18,118	4,731	22,849	9,485	8,354	17,839	3,603,347	3,644,035
Construction	—	—	—	—	27,039	27,039	94,550	121,589
Land	—	—	—	637	3,984	4,621	124,450	129,071
C&I:
Commercial business	3,293	316	3,609	8,068	14,740	22,808	3,542,971	3,569,388
Trade finance	500	—	500	429	2,003	2,432	658,945	661,877
Consumer:
Student loans	71	—	71	—	—	—	475,728	475,799
Other consumer	485	968	1,453	499	3,921	4,420	263,210	269,083
Loans held for sale	—	—	—	—	—	—	174,317	174,317
Total	$34,414	$9,183	$43,597	$27,207	$80,902	$108,109	$11,981,484	12,133,190

Unearned fees, premiums and discounts, net								(19,301)
Total recorded investment in non-covered loans and loans held for sale								$12,113,889

Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent troubled debt restructurings, are also placed on nonaccrual status. Nonaccrual loans totaled $112.0 million and $108.1 million at June 30, 2013 and December 31, 2012, respectively. Loans not 90 or more days past due totaled $43.8 million and $27.2 million as of June 30, 2013 and December 31, 2012, respectively, and were included in non-covered nonaccrual loans.

The following is a summary of interest income foregone on nonaccrual loans:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$1,353	$1,767	$3,009	$3,497
Less: Interest income recognized on nonaccrual loans on a cash basis	(623)	(609)	(1,057)	(1,073)
Interest income foregone on nonaccrual loans	$730	$1,158	$1,952	$2,424

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

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms. For nonperforming restructured loans, the loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments. The Company had $70.3 million and $94.6 million in total performing restructured loans as of June 30, 2013 and December 31, 2012, respectively. Nonperforming restructured loans were $16.1 million and $10.0 million at June 30, 2013 and December 31, 2012, respectively. Included as TDRs were $4.3 million and $34.8 million of performing A/B notes as of June 30, 2013 and December 31, 2012, respectively.  All TDRs are included in the balance of impaired loans.

The following table provides information on loans modified as of June 30, 2013 that were modified as TDRs during the three and six months ended June 30, 2013 and 2012:

	Loans Modified as TDRs During the Three Months Ended June 30,
	2013				2012
		Pre-Modification	Post-Modification			Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)	Contracts	Investment	Investment (1)	Impact (2)
	(Dollars in thousands)
Residential:
Single-family	—	$—	$—	$—	1	$965	$960	$207
Multifamily	1	$1,093	$1,093	$—	6	$10,289	$10,162	$861
CRE:
Income producing	4	$23,167	$22,934	$102	1	$1,146	$1,144	$—
Construction	—	$—	$—	$—	—	$—	$—	$—
Land	—	$—	$—	$—	—	$—	$—	$—
C&I:
Commercial business	3	$1,204	$1,201	$86	5	$1,940	$1,931	$399
Trade finance	—	$—	$—	$—	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—	—	$—	$—	$—
Other consumer	—	$—	$—	$—	1	$108	$108	$—

	Loans Modified as TDRs During the Six Months Ended June 30,
	2013				2012
		Pre-Modification	Post-Modification			Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)	Contracts	Investment	Investment (1)	Impact (2)
	(Dollars in thousands)
Residential:
Single-family	—	$—	$—	$—	2	$1,267	$1,165	$302
Multifamily	1	$1,093	$1,093	$—	7	$10,687	$10,549	$861
CRE:
Income producing	4	$23,167	$22,934	$102	4	$4,465	$4,040	$469
Construction	—	$—	$—	$—	—	$—	$—	$—
Land	—	$—	$—	$—	1	$432	$70	$76
C&I:
Commercial business	4	$1,246	$1,241	$86	11	$4,465	$4,333	$689
Trade finance	—	$—	$—	$—	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—	—	$—	$—	$—
Other consumer	1	$651	$649	$—	1	$108	$108	$—

(1)                 Includes subsequent payments after modification and reflects the balance as of June 30, 2013 and June 30, 2012.

(2)                 The financial impact includes charge-offs and specific reserves recorded at modification date.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the Bank’s recovery. As of June 30, 2013, modifications of residential TDRs, including single and multi-family loans, primarily included A/B note splits, which result in a partial charge-off or loss for the Bank at the modification date. Residential TDRs modified using A/B note splits totaled $1.1 million, as of June 30, 2013. Commercial real estate TDRs, including income producing, construction and land loans, were primarily modified through, A/B note splits, forbearance of payments and principal and/or interest deferment for a total of $22.9 million, as of June 30, 2013. As of June 30, 2013, modifications of commercial and industrial TDRs, including commercial business and trade finance loans, were restructured through principal and interest reduction with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $1.2 million as of June 30, 2013. Consumer TDRs, including student loans and other consumer loans, were restructured through maturity extensions, for a total of $649 thousand, as of June 30, 2013.

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

Performing TDRs at June 30, 2013 were comprised of $18.8 million in residential loans, $46.9 million in commercial real estate loans, $3.9 million in commercial and industrial loans and $756 thousand in consumer loans. Performing TDRs at December 31, 2012 were comprised of $43.5 million in residential loans, $47.4 million in commercial real estate loans, $3.6 million in commercial and industrial loans and $108 thousand in consumer loans. Nonperforming TDRs at June 30, 2013 were comprised of $11.9 million in residential loans, $773 thousand in commercial real estate loans and $3.4 million in commercial and industrial loans. Nonperforming TDRs at December 31, 2012 were comprised of $5.1 million in residential loans, $1.9 million in commercial real estate loans and $3.0 million in commercial and industrial loans.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 30 days for commercial and industrial, commercial real estate and consumer loans, and beyond 90 days for residential loans, becomes nonaccrual and is considered to have defaulted. The following table provides information for loans modified as TDRs within the previous 12 months that have subsequently defaulted as of June 30, 2013 and June 30, 2012 for the three and six months ended June 30, 2013 and June 30, 2012.

Loans Modified as TDRs that Subsequently Defaulted
During the Three Months Ended June 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(Dollars in thousands)
Residential:
Single-family	1	$105	—	$—
Multifamily	—	$—	—	$—
CRE:
Income producing	—	$—	—	$—
Construction	—	$—	—	$—
Land	—	$—	—	$—
C&I:
Commercial business	—	$—	1	$337
Trade finance	—	$—	—	$—
Consumer:
Student loans	—	$—	—	$—
Other consumer	—	$—	—	$—

	Loans Modified as TDRs that Subsequently Defaulted
	During the Six Months Ended June 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Residential:
Single-family	3	$2,935	—	$—
Multifamily	—	$—	—	$—
CRE:
Income producing	—	$—	1	$2,916
Construction	—	$—	—	$—
Land	—	$—	—	$—
C&I:
Commercial business	2	$500	3	$793
Trade finance	—	$—	—	$—
Consumer:
Student loans	—	$—	—	$—
Other consumer	—	$—	—	$—

All TDRs are included in the impaired loan quarterly valuation allowance process. See the sections below Impaired Loans and Allowance for Loan Losses for the complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of delinquent TDRs and when the restructured loan is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. If the loan is a performing TDR the deficiency is included in the specific allowance, as appropriate. As of June 30, 2013, the allowance for loan losses associated with TDRs was $7.4 million for performing TDRs and $517 thousand for nonperforming TDRs. As of December 31, 2012, the allowance for loan losses associated with TDRs was $8.7 million for performing TDRs and $203 thousand for nonperforming TDRs.

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

At June 30, 2013 and December 31, 2012, impaired non-covered loans totaled $156.5 million and $200.5 million, respectively. Impaired non-covered loans as of June 30, 2013 and December 31, 2012 are set forth in the following tables. The interest income recognized on impaired loans, excluding performing TDRs, is recognized on a cash basis when received.

						For the Three Months		For the Six Months
		Recorded	Recorded			Ended June 30, 2013		Ended June 30, 2013
	Unpaid	Investment	Investment	Total		Average	Interest	Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Allowance	Allowance	Investment (2)	Allowance	Investment	Recognized (1)	Investment	Recognized (1)
	(In thousands)
As of and for the three and six months ended June 30, 2013
Residential:
Single-family	$11,931	$9,300	$1,814	$11,114	$304	$11,219	$66	$11,497	$126
Multifamily	47,860	27,865	17,221	45,086	1,204	45,230	175	45,407	234
CRE:
Income producing	69,941	32,896	22,422	55,318	3,829	57,105	184	58,098	359
Construction	6,888	—	6,888	6,888	375	6,888	25	6,888	25
Land	18,295	5,204	7,971	13,175	3,727	13,231	16	13,285	31
C&I:
Commercial business	35,946	11,233	10,992	22,225	3,210	23,448	134	24,200	236
Trade finance	2,745	392	771	1,163	498	2,052	20	2,367	41
Consumer:
Student loans	—	—	—	—	—	—	—	—	—
Other consumer	1,937	1,552	—	1,552	—	1,555	3	1,597	5
Total	$195,543	$88,442	$68,079	$156,521	$13,147	$160,728	$623	$163,339	$1,057

						For the Year
		Recorded	Recorded			Ended December 31, 2012
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment (2)	Allowance	Investment	Recognized (1)
	(In thousands)
As of and for the year ended December 31, 2012
Residential:
Single-family	$19,318	$15,610	$2,598	$18,208	$721	$19,094	$88
Multifamily	57,464	45,511	8,756	54,267	2,410	54,707	403
CRE:
Income producing	59,574	47,019	7,656	54,675	2,559	57,854	304
Construction	30,815	25,530	1,509	27,039	142	22,696	723
Land	20,317	6,132	8,995	15,127	2,860	17,769	76
C&I:
Commercial business	38,630	20,235	3,835	24,070	2,835	33,343	614
Trade finance	4,124	2,582	—	2,582	—	3,863	48
Consumer:
Student loans	—	—	—	—	—	—	—
Other consumer	4,798	4,528	—	4,528	—	4,631	13
Total	$235,040	$167,147	$33,349	$200,496	$11,527	$213,957	$2,269

(1)                 Excludes interest from performing TDRs.

(2)                 Excludes $31.1 million and $29.6 million of covered non-accrual loans at June 30, 2013 and December 31, 2012, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Bank’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of June 30, 2013, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are the global cash flows of the borrowers and guarantors, if any and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loans.

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

Covered Loans — The Company acquired UCB and WFIB in 2009 and 2010, respectively. The majority of the covered loan portfolio accounted for under ASC 310-30, is still performing as expected from the day one valuation or better than expected. However, the company has experienced some concentrated credit deterioration in certain pools. Thus, during the first half of 2013, due to the concentrated credit deterioration beyond the respective acquisition date fair value of these covered loans under ASC 310-30, a provision for credit losses has been recorded through earnings. As of June 30, 2013, there was an allowance of $2.5 million for these loans under ASC 310-30 due to credit deterioration, which resulted from a provision of $2.5 million for the six months ended June 30, 2013. This $2.5 million of allowance for loan losses is allocated mainly to the portfolio’s commercial real estate segment.

As of the respective acquisition dates, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the allowance for loan losses calculation. As of June 30, 2013 and December 31, 2012, $7.1 million, or 2.9% and $5.2 million, or 2.2%, respectively, of the total allowance is allocated to the allowance for loan losses on covered loans. The covered loans acquired are, and will continue to be, subject to the Bank’s internal and external credit review and monitoring. The $2.5 million allowance for loans under ASC 310-30 discussed above and the $7.1 million in allowance for loans outside the scope of ASC 310-30 amount to $9.6 million or 4.0% of total allowance as of June 30, 2013.

During the six months ended June 30, 2013, the Company recorded $1.3 million of charge-offs on several covered loans outside of the scope of ASC 310-30 mainly in the commercial and industrial and commercial real estate loan segment. The resulting provision on covered loans for the six months ended June 30, 2013 was $3.3 million. As these loans are covered under loss-sharing agreements with the FDIC, the Company recorded income of $1.1 million or 80% of the charge-off amount of $1.3 million in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings for the first half of 2013 of $267 thousand. There were no charge-offs for covered loans outside the scope of ASC 310-30 during the six months ended June 30, 2012.

The Company recorded $13.3 million in total loan loss provisions for the six months ended June 30, 2013, as compared to $33.6 million for the six months ended June 30, 2012. When determined uncollectable, it is the Company’s policy to promptly charge-off the amount of impairment on a loan which represents the difference in the outstanding loan balance and the fair value of the collateral. Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. For the six months ended June 30, 2013, the Company recorded $5.9 million in total net charge-offs in comparison to $22.0 million for the six months ended June 30, 2012. The following tables detail activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the three and six months ended June 30, 2013, and the year ended December 31, 2012. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Loan Losses	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2013
Beginning balance	$46,880	$72,958	$102,346	$6,612	$8,118	$1,992	$—	$238,906
Provision for loan losses	704	(426)	6,241	2,190	186	537	(432)	9,000
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	—	432	432
Charge-offs	(550)	(762)	(3,816)	(865)	(1,204)	—	—	(7,197)
Recoveries	303	1,060	605	—	—	—	—	1,968
Net charge-offs	(247)	298	(3,211)	(865)	(1,204)	—	—	(5,229)
Ending balance	$47,337	$72,830	$105,376	$7,937	$7,100	$2,529	$—	$243,109
Ending balance allocated to:
Loans individually evaluated for impairment	$1,508	$7,931	$3,708	$—	$—	$—	$—	$13,147
Loans collectively evaluated for impairment	45,829	64,899	101,668	7,937	7,100	—	—	227,433
Covered loans acquired with deteriorated credit quality(2)	—	—	—	—	—	2,529	—	2,529
Ending balance	$47,337	$72,830	$105,376	$7,937	$7,100	$2,529	$—	$243,109

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Loan Losses	Unallocated	Total
	(In thousands)
Six Months Ended June 30, 2013
Beginning balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$—	$234,535
Provision for loan losses	(2,222)	3,392	3,941	3,552	3,283	2,529	(1,148)	13,327
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	—	1,148	1,148
Charge-offs	(861)	(1,767)	(5,077)	(1,211)	(1,336)	—	—	(10,252)
Recoveries	1,071	1,349	1,136	795	—	—	—	4,351
Net charge-offs	210	(418)	(3,941)	(416)	(1,336)	—	—	(5,901)
Ending balance	$47,337	$72,830	$105,376	$7,937	$7,100	$2,529	$—	$243,109
Ending balance allocated to:
Loans individually evaluated for impairment	$1,508	$7,931	$3,708	$—	$—	$—	$—	$13,147
Loans collectively evaluated for impairment	45,829	64,899	101,668	7,937	7,100	—	—	227,433
Covered loans acquired with deteriorated credit quality(2)	—	—	—	—	—	2,529	—	2,529
Ending balance	$47,337	$72,830	$105,376	$7,937	$7,100	$2,529	$—	$243,109

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Loan Losses	Unallocated	Total
	(In thousands)
Year Ended December 31, 2012
Beginning balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$—	$216,523
Provision for loan losses	3,255	20,977	35,204	2,295	5,016	—	(1,563)	65,184
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	—	1,563	1,563
Charge-offs	(7,700)	(27,060)	(21,818)	(1,824)	(6,510)	—	—	(64,912)
Recoveries	1,614	9,482	4,970	111	—	—	—	16,177
Net charge-offs	(6,086)	(17,578)	(16,848)	(1,713)	(6,510)	—	—	(48,735)
Ending balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$—	$234,535
Ending balance allocated to:
Loans individually evaluated for impairment	$3,131	$5,561	$2,835	$—	$—	$—	$—	$11,527
Loans collectively evaluated for impairment	46,218	64,295	102,541	4,801	5,153	—	—	223,008
Covered loans acquired with deteriorated credit quality(2)	—	—	—	—	—	—	—	—
Ending balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$—	$234,535

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

The Company’s recorded investment in total loans receivable as of June 30, 2013 and December 31, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Loan Losses	Total
	(In thousands)
June 30, 2013
Loans individually evaluated for impairment	$56,200	$75,381	$23,388	$1,552	$—	$—	$156,521
Covered loans individually evaluated for impairment (2)	—	—	—	—	3,162	—	3,162
Loans collectively evaluated for impairment	3,449,642	4,075,003	4,686,287	1,158,461	355,683	—	13,725,076
Covered loans acquired with deteriorated credit quality (1)	816,300	1,360,107	168,387	47,637	—	157,497	2,549,928
Ending balance	$4,322,142	$5,510,491	$4,878,062	$1,207,650	$358,845	$157,497	$16,434,687

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Loan Losses	Total
	(In thousands)
December 31, 2012
Loans individually evaluated for impairment	$72,475	$96,841	$26,652	$4,528	$—	$—	$200,496
Covered loans individually evaluated for impairment(2)	—	—	—	—	5,237	—	5,237
Loans collectively evaluated for impairment	3,015,556	3,797,854	4,204,613	740,354	426,448	—	12,184,825
Covered loans acquired with deteriorated credit quality (1)	976,969	1,727,159	261,622	53,521	—	—	3,019,271
Ending balance	$4,065,000	$5,621,854	$4,492,887	$798,403	$431,685	$—	$15,409,829

(1)

The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30. The total principal balance is presented and excludes the purchase discount and any additional advances subsequent to acquisition date.

(2)

Excludes $31.1 million and $29.6 million of covered non-accrual loans at June 30, 2013 and December 31, 2012, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions — The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of June 30, 2013 and December 31, 2012, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $8.3 million and $9.4 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.38 billion and $1.65 billion at June 30, 2013 and December 31, 2012, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing or has limited recourse. The majority of these loans are residential and CRE at June 30, 2013 and December 31, 2012. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions, $3.8 million and $4.8 million pertain to these loans as of June 30, 2013 and December 31, 2012, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

NOTE 9 — AFFORDABLE HOUSING PARTNERSHIPS AND OTHER INVESTMENTS

The Company invests in certain limited partnerships that are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company’s ownership amount in each limited partnership varies. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. The Company is not the primary beneficiary and, therefore, not required to consolidate these entities. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company uses either the equity method or cost method of accounting. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest. The balance of the investments in these entities was $176.6 million and $185.6 million at June 30, 2013 and December 31, 2012, respectively.

The Company also invests in certain limited partnerships that qualify for Community Reinvestment Act (CRA) credits or that qualify for other types of tax credits. The Community Reinvestment Act encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. The balance of CRA and other investments was $47.7 million and $45.9 million at June 30, 2013 and December 31, 2012, respectively, and is included in other assets in the condensed consolidated balance sheets.

The Company has unfunded commitments related to the affordable housing and other investments that are payable on demand. Total unfunded commitments for these investments were $70.0 million and $84.6 million at June 30, 2013 and December 31, 2012, respectively, and are recorded in accrued expenses and other liabilities in the condensed consolidated balance sheets.

NOTE 10 — PREMISES AND EQUIPMENT

At June 30, 2013, total premises and equipment was $179.9 million with accumulated depreciation and amortization of $68.1 million and a net value of $111.8 million. At December 31, 2012, total premises and equipment was $171.7 million with accumulated depreciation and amortization of $64.2 million and a net value of $107.5 million.

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

NOTE 11 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of June 30, 2013 and December 31, 2012. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of June 30, 2013, the Company’s market capitalization based on total outstanding common shares was $3.79 billion and its total stockholders’ equity was $2.26 billion. The Company performed its annual impairment test as of December 31, 2012 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of June 30, 2013 and December 31, 2012, the gross carrying amount of premiums on acquired deposits remains at $100.2 million, and the related accumulated amortization totaled $48.7 million and $43.9 million, respectively.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $2.4 million and $2.8 million for the three months ended June 30, 2013 and 2012, respectively. Amortization expense of premiums on acquired deposits was $4.8 million and $5.7 million for the six months ended June 30, 2013 and 2012, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Amount
(In thousands)
Estimated Amortization Expense of Premiums on Acquired Deposits
Six Months Ending December 31, 2013	$4,581
Year Ending December 31, 2014	8,454
Year Ending December 31, 2015	7,543
Year Ending December 31, 2016	6,634
Year Ending December 31, 2017	5,722
Thereafter	18,567
Total	$51,501

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Credit Extensions — In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements. As of June 30, 2013 and December 31, 2012, undisbursed loan commitments amounted to $3.15 billion and $2.61 billion, respectively. Commercial and standby letters of credit amounted to $1.04 billion and $988.7 million as of June 30, 2013 and December 31, 2012, respectively.

Guarantees — From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of June 30, 2013, total loans sold or securitized with recourse amounted to $386.6 million and were comprised of $45.1 million in single-family loans with full recourse and $341.5 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $461.8 million at December 31, 2012 comprised of $48.4 million in single-family loans with full recourse and $413.4 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $3.8 million as of June 30, 2013 and $4.8 million as of December 31, 2012, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of June 30, 2013 and December 31, 2012, the amount of loans sold without recourse totaled $777.4 million and $953.2 million, respectively. Total loans securitized without recourse amounted to $211.6 million and $235.8 million, respectively, at June 30, 2013 and December 31, 2012. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation — Neither the Company nor the Bank is involved in any material legal proceedings at June 30, 2013. Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with ASC 450, Contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters, if any, currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Other Commitments — The Company has commitments to invest in affordable housing funds, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand. As of June 30, 2013 and December 31, 2012 these commitments were $70.0 million and $84.6 million, respectively. These commitments are recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet.

NOTE 13 — STOCKHOLDERS’ EQUITY

Series A Preferred Stock Offering — In April 2008, the Company issued 200,000 shares of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A”), with a liquidation preference of $1,000 per share. The Company received $194.1 million of additional Tier 1 qualifying capital, after deducting stock issuance costs. On May 1, 2013, the Company exercised its mandatory conversion right related to all the outstanding shares of its Series A preferred stock. At the conversion date, the remaining 85,710 shares of outstanding Series A Preferred Stock were converted to 5,594,080 shares of common stock.

Stock Repurchase Program — On January 23, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company’s common stock. As of June 30, 2013, the Company completed the authorized repurchase program, repurchasing 8,026,807 shares at a weighted average price of $24.89 per share and a total cost of $200.0 million. In comparison, the Company repurchased 6,784,227 shares at a weighted average price of $22.08 per share and a total cost of $150.0 million during the six months ended June 30, 2012.

Quarterly Dividends — In April 2013, the Company declared the payment of second quarter dividends of $20.00 per share on the Company’s Series A preferred stock, payable on or about May 1, 2013 to shareholders of record as of April 15, 2013. Total cash dividends paid in conjunction with the Company’s Series A preferred stock amounted to $1.7 million and $3.4 million during the three and six months ended June 30, 2013, respectively.

In April 2013, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.15 per share payable on or about May 13, 2013 to shareholders on record on April 26, 2013. Cash dividends totaling $20.6 million and $41.7 million were paid to the Company’s common shareholders during the three and six months ended June 30, 2013.

Earnings Per Share (“EPS”) — The number of shares outstanding at June 30, 2013 was 137,705,407. The Company applies the two-class method of computing basic EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stocks, which receive dividends as declared, qualify as participating securities. Restricted stock units issued by the Company are not considered participating securities, as they do not have dividend distribution rights during the vesting period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus potential dilutive shares.

The following table sets forth earnings per share calculations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$74,015
Less:
Preferred stock dividends	(1,714)
Earnings allocated to participating securities	(400)
Basic EPS — income allocated to common stockholders	$71,901	137,536	$0.52
Effect of dilutive securities:
Stock options	—	59
Restricted stock units	33	221
Convertible preferred stock	—	—
Diluted EPS — income allocated to common stockholders	$71,934	137,816	$0.52

	Three Months Ended June 30, 2012
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$70,557
Less:
Preferred stock dividends	(1,714)
Earnings allocated to participating securities	(859)
Basic EPS — income available to common stockholders	$67,984	142,107	$0.48
Effect of dilutive securities:
Stock options	—	36
Restricted stock units	7	72
Convertible preferred stock	1,714	5,571
Diluted EPS — income available to common stockholders	$69,705	147,786	$0.47

	Six Months Ended June 30, 2013
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$146,106
Less:
Preferred stock dividends	(3,428)
Earnings allocated to participating securities	(988)
Basic EPS — income allocated to common stockholders	$141,690	137,592	$1.03
Effect of dilutive securities:
Stock options	—	55
Restricted stock units	68	227
Convertible preferred stock	3,428	3,699
Diluted EPS — income allocated to common stockholders	$145,186	141,573	$1.03

	Six Months Ended June 30, 2012
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$138,640
Less:
Preferred stock dividends	(3,428)
Earnings allocated to participating securities	(1,718)
Basic EPS — income available to common stockholders	$133,494	143,727	$0.93
Effect of dilutive securities:
Stock options	—	41
Restricted stock units	15	75
Convertible preferred stock	3,428	5,571
Diluted EPS — income available to common stockholders	$136,937	149,414	$0.92

The following average convertible preferred stock, outstanding stock options, and restricted stock units for the three and six months ended June 30, 2013 and 2012, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Convertible preferred stock	1,841	—	—	—
Stock options	159	334	214	365
Restricted stock units	6	1	4	2

Accumulated Other Comprehensive Income (Loss) — As of June 30, 2013, total accumulated other comprehensive loss was $21.7 million which includes the following components: net unrealized loss on securities available for sale of $21.7 million and unrealized gain on other investments of $43 thousand. As of December 31, 2012, total accumulated other comprehensive income was $4.7 million which includes the following components: net unrealized gain on securities available for sale of $4.6 million and unrealized gain on other asset investment of $26 thousand.

Activity in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2013 and 2012, was as follows:

	Unrealized (loss) gain on
	investment securities	Foreign currency	Unrealized gain on
	available-for-sale	translation adjustments	other investments	Total
	(In thousands)
Balance, December 31, 2011	$(34,848)	$900	$8	$(33,940)
Period Change	18,013	—	4	18,017
Balance, June 30, 2012	$(16,835)	$900	$12	$(15,923)

Balance, December 31, 2012	$4,643	$—	$26	$4,669
Other comprehensive income before reclassifications	(20,029)	—	17	(20,012)
Amounts reclassified from AOCI	(6,335)	—	—	(6,335)
Net current period other comprehensive loss	(26,364)	—	17	(26,347)
Balance, June 30, 2013	$(21,721)	$—	$43	$(21,678)

Reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013 was as follows:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income	Where Net Income is Presented
	(In thousands)
Three Months Ended June 30, 2013
Investment securities available for sale Realized net gains on sale of securities	$5,345	Net gain on sales of investment securities
	5,345
	(2,245)	Tax expense
Total reclassifications	$3,100

Six Months Ended June 30, 2013
Investment securities available for sale Realized net gains on sale of securities	$10,922	Net gain on sales of investment securities
	10,922
	(4,587)	Tax expense
Total reclassifications	$6,335

The following table sets forth the tax effects allocated to each component of other comprehensive income for the three and six months ended June 30, 2013 and 2012:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Three Months Ended June 30, 2013
Unrealized loss on investment securities available-for-sale:
Unrealized holding losses arising during period	$(42,707)	$17,937	$(24,770)
Less: reclassification adjustment for gains included in income	(5,345)	2,245	(3,100)
Net unrealized loss	(48,052)	20,182	(27,870)
Noncredit-related impairment loss on securities	—	—	—
Unrealized gain on other investments	12	(5)	7
Less: reclassification adjustment for gains included in income	—	—	—
Other comprehensive loss	$(48,040)	$20,177	$(27,863)

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Three Months Ended June 30, 2012
Unrealized gain on investment securities available-for-sale:
Unrealized holding gains arising during period	$1,728	$(726)	$1,002
Less: reclassification adjustment for gains included in income	(71)	30	(41)
Net unrealized gain	1,657	(696)	961
Noncredit-related impairment loss on securities	—	—	—
Unrealized gain on other investments	(10)	4	(6)
Less: reclassification adjustment for gains included in income	—	—	—
Other comprehensive income	$1,647	$(692)	$955

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Six Months Ended June 30, 2013
Unrealized loss on investment securities available-for-sale:
Unrealized holding losses arising during period	$(34,533)	$14,504	$(20,029)
Less: reclassification adjustment for gains included in income	(10,922)	4,587	(6,335)
Net unrealized loss	(45,455)	19,091	(26,364)
Noncredit-related impairment loss on securities	—	—	—
Unrealized gain on other investments	29	(12)	17
Less: reclassification adjustment for gains included in income	—	—	—
Other comprehensive loss	$(45,426)	$19,079	$(26,347)

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Six Months Ended June 30, 2012
Unrealized gain on investment securities available-for-sale:
Unrealized gain on holding gains arising during period	$36,676	$(15,404)	$21,272
Less: reclassification adjustment for gains included in income	(554)	233	(321)
Net unrealized gains	36,122	(15,171)	20,951
Noncredit-related impairment loss on securities	(5,066)	2,128	(2,938)
Unrealized gains on other investments	7	(3)	4
Less: reclassification adjustment for gains included in income	—	—	—
Other comprehensive income	$31,063	$(13,046)	$18,017

NOTE 14 — FEDERAL HOME LOAN BANK ADVANCES

Total outstanding Federal Home Loan Bank (“FHLB”) advances amounted to $314.0 million and $313.0 million at June 30, 2013 and December 31, 2012, respectively. There was no prepayment of FHLB advances during the first six months of 2013. In comparison, during the first six months of 2012, FHLB advances totaling $50.0 million were prepaid, with additional prepayment penalties of $3.7 million. Also, during the first six months of 2012, the Company modified $300.0 million of fixed rate FHLB advances into adjustable rate advances, reducing the effective interest rate on these borrowings from 2.27% to 1.36%. As a result of the modification the Company incurred a $37.7 million modification cost which was deferred and treated as a discount on the corresponding debt.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$93,928	$147,168	$14,257	$255,353
Charge for funds used	(17,901)	(27,883)	156	(45,628)
Interest spread on funds used	76,027	119,285	14,413	209,725
Interest expense	(11,708)	(3,940)	(12,061)	(27,709)
Credit on funds provided	36,022	5,711	3,895	45,628
Interest spread on funds provided	24,314	1,771	(8,166)	17,919
Net interest income	$100,341	$121,056	$6,247	$227,644
Provision for loan losses	$2,886	$6,114	$—	$9,000
Depreciation, amortization and accretion	5,865	3,445	14,602	23,912
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	32,493	65,514	13,863	111,870
Segment assets	7,035,908	10,903,753	5,368,745	23,308,406

	Three Months Ended June 30, 2012
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$92,369	$152,148	$21,845	$266,362
Charge for funds used	(22,149)	(29,922)	10,508	(41,563)
Interest spread on funds used	70,220	122,226	32,353	224,799
Interest expense	(14,218)	(5,196)	(13,791)	(33,205)
Credit on funds provided	33,731	3,292	4,540	41,563
Interest spread on funds provided	19,513	(1,904)	(9,251)	8,358
Net interest income	$89,733	$120,322	$23,102	$233,157
Provision for loan losses	$10,375	$5,125	$—	$15,500
Depreciation, amortization and accretion	2,466	(6,474)	10,013	6,005
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	18,483	63,257	22,654	104,394
Segment assets	6,516,382	10,058,264	4,951,088	21,525,734

	Six Months Ended June 30, 2013
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$176,767	$287,228	$29,781	$493,776
Charge for funds used	(37,885)	(55,956)	9,429	(84,412)
Interest spread on funds used	138,882	231,272	39,210	409,364
Interest expense	(24,353)	(8,317)	(24,171)	(56,841)
Credit on funds provided	68,418	9,334	6,660	84,412
Interest spread on funds provided	44,065	1,017	(17,511)	27,571
Net interest income	$182,947	$232,289	$21,699	$436,935
Provision for loan losses	$6,566	$6,761	$—	$13,327
Depreciation, amortization and accretion	8,286	626	29,997	38,909
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	51,420	132,195	34,765	218,380
Segment assets	7,035,908	10,903,753	5,368,745	23,308,406

	Six Months Ended June 30, 2012
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$178,622	$295,113	$46,677	$520,412
Charge for funds used	(44,409)	(59,671)	19,428	(84,652)
Interest spread on funds used	134,213	235,442	66,105	435,760
Interest expense	(29,766)	(12,262)	(26,309)	(68,337)
Credit on funds provided	68,771	6,416	9,465	84,652
Interest spread on funds provided	39,005	(5,846)	(16,844)	16,315
Net interest income	$173,218	$229,596	$49,261	$452,075
Provision for loan losses	$17,289	$16,311	$—	$33,600
Depreciation, amortization and accretion	14,399	10,658	19,617	44,674
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	40,242	123,684	48,263	212,189
Segment assets	6,516,382	10,058,264	4,951,088	21,525,734

NOTE 16 — SUBSEQUENT EVENTS

Dividend Payout and Capital Action

In July 2013, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on the Company’s common stock payable on or about August 15, 2013 to shareholders of record as of July 31, 2013. Additionally, on July 17, 2013, East West’s Board of Directors authorized a new repurchase program to buy back up to $100.0 million of the Company’s common stock.

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

Overview

For the second quarter of 2013, net income was $74.0 million or $0.52 per dilutive share. Net income increased by $1.9 million or 3% from the first quarter of 2013 and $3.5 million or 5% from the second quarter of 2012. Earnings per dilutive share grew $0.02 or 4% from the first quarter of 2013 and $0.05 or 11% from the second quarter of 2012.

At June 30, 2013, total assets increased to $23.31 billion compared to $23.10 billion at March 31, 2013. Average earning assets increased during the second quarter of 2013, up $593.6 million compared to the prior quarter. The increase in total assets and average earning assets during the second quarter was primarily attributable to an increase in non-covered loans.

Total loans receivable (including both covered and non-covered loans) at June 30, 2013 equaled $16.28 billion, compared to $15.36 billion as of March 31, 2013. During the second quarter total loans grew 6% or $920.8 million to a record $16.28 billion as of June 30, 2013. This growth was largely due to increases in non-covered commercial and industrial loans, non-covered single-family real estate loans and non-covered commercial real estate loans, which grew 10% or $428.9 million, 10% or $241.1 million and 4% or $162.6 million, respectively. This growth in non-covered loans was partially offset by a decrease in loans covered under loss-sharing agreements.

Covered loans, net of discount totaled $2.51 billion as of June 30, 2013, a decrease of 9% or $248.4 million from March 31, 2013. The decrease in the covered loan portfolio was primarily due to payoffs and paydown activity, as well as charge-offs.

At June 30, 2013, total deposits grew to a record $19.28 billion, an increase of 2% or $346.5 million from $18.94 billion at March 31, 2013. In the second quarter of 2013, the Company continued to execute its strategy to grow low-cost, commercial deposits while reducing its reliance on time deposits. Core deposits increased to a record $13.33 billion at June 30, 2013, or an increase of 3% or $428.8 million from March 31, 2013. The strong increase in core deposits during the second quarter of 2013 was largely driven by an increase in noninterest-bearing demand deposits which increased by 6% or $290.4 million to a record $5.13 billion. Time deposits decreased by 1% or $82.3 million from March 31, 2013 to $6.00 billion at June 30, 2013.

Credit Quality

Non-covered Loans

For the second quarter of 2013, the Company recorded a provision for loan losses for non-covered loans of $8.3 million. This compares to a reversal of provision for loan losses of $762 thousand for the first quarter of 2013 and a provision for loan losses of $16.6 million for the second quarter of 2012. Total net charge-offs on non-covered loans increased to $4.0 million for the second quarter of 2013, up from $540 thousand in the first quarter of 2013. The allowance for non-covered loan losses was $233.5 million or 1.73% of non-covered loans receivable at June 30, 2013. This compares to an allowance for non-covered loan losses of $228.8 million or 1.85% of non-covered loans at March 31, 2013 and $219.5 million or 2.03% of non-covered loans at June 30, 2012.

Covered Loans

During the second quarter of 2013, the Company recorded a provision for loan losses of $186 thousand on covered loans outside of the scope of ASC 310-30 and $537 thousand on covered loans within the scope of ASC 310-30.  As these loans are covered under loss-sharing agreements with the FDIC, for any charge-offs, the Company records income of 80% of the charge-off amount in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings of 20% of the charge-off amount.

Capital Strength

The capital ratios remain strong. As of June 30, 2013, the Company’s Tier 1 leverage capital ratio totaled 8.8%, Tier 1 risk-based capital ratio totaled 12.9% and total risk-based capital ratio totaled 14.3%.

The Company is focused on active capital management and is committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a strong return to our shareholders. During the second quarter of 2013, the Company repurchased 4.5 million shares of common stock at an average price of $25.18 per share or $113.0 million in total cost and completed the $200.0 million stock repurchase program authorized by the Board of Directors in January 2013.

Additionally, on May 1, 2013, the company converted all 85,710 shares of the Series A Preferred Stock into 5.6 million shares of common stock.

The Company’s Board of Directors approved the payment of third quarter dividends on the common stock. The common stock cash dividend of $0.15 is payable on or about August 15, 2013 to shareholders of record on July 31, 2013.

Results of Operations

Net income for the second quarter of 2013 totaled $74.0 million, compared with $70.6 million for the second quarter of 2012. Diluted earnings per share was $0.52 and $0.47 for the second quarters of 2013 and 2012, respectively. Our annualized return on average total assets decreased to 1.29% for the quarter ended June 30, 2013, from 1.32% for the same period in 2012. The annualized return on average common stockholders’ equity increased to 12.59% for the second quarter of 2013, compared with 12.46% for the second quarter of 2012.

Components of Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Net interest income	$227.6	$233.2	$437.0	$452.0
(Provision for) loan losses, excluding covered loans	(8.3)	(16.6)	(7.5)	(33.1)
(Provision for) reversal of loan losses on covered loans	(0.7)	1.1	(5.8)	(0.5)
Noninterest (loss) income	(12.4)	(11.7)	(14.5)	10.1
Noninterest expense	(94.4)	(101.6)	(190.8)	(216.4)
Provision for income taxes	(37.8)	(33.8)	(72.3)	(73.5)
Net income	$74.0	$70.6	$146.1	$138.6
Annualized return on average total assets	1.29%	1.32%	1.29%	1.29%
Annualized return on average common equity	12.59%	12.46%	12.52%	12.23%
Annualized return on average total equity	12.73%	12.31%	12.52%	12.09%

Net Interest Income

Our primary source of revenue is net interest income which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income for the second quarter of 2013 totaled $227.6 million, a 2% decrease over net interest income of $233.2 million for the same period in 2012.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 52 basis points to 4.29% during the second quarter of 2013, from 4.81% during the second quarter of 2012. During the three and six months ended June 30, 2013 and 2012, our covered loan yield was positively impacted by the accretion from the covered loans accounted for under ASC 310-30. The decrease in net interest margin during the second quarter 2013 resulted primarily from the continued downward repricing of the investment securities and loan portfolios and the additional deposit growth, and resulting excess liquidity.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,247,457	$4,292	1.38%	$1,504,325	$5,774	1.54%
Securities purchased under resale agreements	1,578,846	5,435	1.38%	1,026,923	4,758	1.86%
Investment securities available-for-sale (3)	2,582,899	9,594	1.49%	2,487,725	16,913	2.73%
Loans receivable (2)(3)	13,099,286	141,904	4.35%	10,742,672	125,526	4.70%
Loans receivable – covered(2)	2,641,324	92,386	14.03%	3,572,300	112,510	12.67%
FHLB and FRB stock	139,608	1,742	5.00%	174,965	881	2.02%
Total interest-earning assets	21,289,420	255,353	4.81%	19,508,910	266,362	5.49%
Noninterest-earning assets:
Cash and cash equivalents	265,915			234,918
Allowance for loan losses	(238,702)			(226,112)
Other assets	1,678,031			2,009,678
Total assets	$22,994,664			$21,527,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$1,440,538	$876	0.24%	$978,085	$725	0.30%
Money market accounts	5,089,063	3,625	0.29%	4,831,665	4,243	0.35%
Savings deposits	1,499,428	762	0.20%	1,232,663	647	0.21%
Time deposits	5,993,464	10,475	0.70%	6,474,566	13,562	0.84%
Federal funds purchased and other borrowings	29	—	—%	9	—	—%
FHLB advances	313,677	1,047	1.34%	393,982	1,353	1.38%
Securities sold under repurchase agreements	995,000	10,217	4.12%	995,000	11,591	4.69%
Long-term debt	137,178	707	2.07%	212,178	1,084	2.05%
Total interest-bearing liabilities	15,468,377	27,709	0.72%	15,118,148	33,205	0.88%
Noninterest-bearing liabilities:
Demand deposits	4,882,823			3,724,399
Other liabilities	312,158			378,905
Stockholders’ equity	2,331,306			2,305,942
Total liabilities and stockholders’ equity	$22,994,664			$21,527,394
Interest rate spread			4.09%			4.61%
Net interest income and net interest margin		$227,644	4.29%		$233,157	4.81%

(1)             Annualized.

(2)             Average balances include nonperforming loans.

(3)             Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling ($5.5) million and ($1.7) million for the three months ended June 30, 2013 and 2012, respectively. Also includes the net (amortization) of deferred loans fees totaling ($4.1) million and ($4.3) million for the three months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,227,261	$8,568	1.41%	$1,276,498	$12,306	1.94%
Securities purchased under resale agreements	1,603,591	10,964	1.38%	910,857	9,072	2.00%
Investment securities available-for-sale(3)	2,607,723	19,804	1.53%	2,725,123	38,145	2.81%
Loans receivable(2)(3)	12,666,017	272,872	4.34%	10,711,442	251,201	4.72%
Loans receivable – covered(2)	2,742,595	178,577	13.13%	3,712,894	207,874	11.26%
FHLB and FRB stock	147,059	2,991	4.10%	179,164	1,814	2.04%
Total interest-earning assets	20,994,246	493,776	4.74%	19,515,978	520,412	5.36%
Noninterest-earning assets:
Cash and cash equivalents	308,725			252,896
Allowance for loan losses	(237,501)			(224,646)
Other assets	1,721,336			2,064,695
Total assets	$22,786,806			$21,608,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$1,363,333	$1,765	0.26%	$970,526	$1,413	0.29%
Money market accounts	5,103,698	7,711	0.30%	4,748,698	8,244	0.35%
Savings deposits	1,461,470	1,556	0.21%	1,207,994	1,229	0.20%
Time deposits	6,030,904	21,560	0.72%	6,659,958	28,455	0.86%
Federal funds purchased	153	—	—%	4,470	2	0.11%
FHLB advances	313,416	2,086	1.34%	412,879	3,495	1.70%
Securities sold under repurchase agreements	995,000	20,746	4.20%	1,000,908	23,313	4.68%
Long-term debt	137,178	1,417	2.08%	212,178	2,186	2.07%
Total interest-bearing liabilities	15,405,152	56,841	0.74%	15,217,611	68,337	0.90%
Noninterest-bearing liabilities:
Demand deposits	4,682,398			3,635,300
Other liabilities	345,597			450,183
Stockholders’ equity	2,353,659			2,305,829
Total liabilities and stockholders’ equity	$22,786,806			$21,608,923
Interest rate spread			4.00%			4.46%
Net interest income and net interest margin		$436,935	4.20%		$452,075	4.66%

(1)             Annualized.

(2)            Average balances include nonperforming loans.

(3)             Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling ($13.0) million and ($4.4) million for the six months ended June 30, 2013 and 2012, respectively. Also includes the net (amortization) of deferred loans fees totaling ($8.4) million and ($7.7) million for the six months ended June 30, 2013 and 2012, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013 vs. 2012			2013 vs. 2012
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Due from banks and short-term investments	$(1,482)	$(922)	$(560)	$(3,738)	$(459)	$(3,279)
Securities purchased under resale agreements	677	2,113	(1,436)	1,892	5,368	(3,476)
Investment securities available-for-sale	(7,319)	624	(7,943)	(18,341)	(1,579)	(16,762)
Loans receivable	16,378	26,030	(9,652)	21,671	43,259	(21,588)
Loans receivable – covered	(20,124)	(31,597)	11,473	(29,297)	(59,777)	30,480
FHLB and FRB stock	861	(210)	1,071	1,177	(375)	1,552
Total interest and dividend income	$(11,009)	$(3,962)	$(7,047)	$(26,636)	$(13,563)	$(13,073)

INTEREST-BEARING LIABILITIES:
Checking accounts	$151	$298	$(147)	$352	$522	$(170)
Money market accounts	(618)	217	(835)	(533)	587	(1,120)
Savings deposits	115	136	(21)	327	268	59
Time deposits	(3,087)	(956)	(2,131)	(6,895)	(2,527)	(4,368)
Federal funds purchased and other borrowings	—	—	—	(2)	(1)	(1)
FHLB advances	(306)	(269)	(37)	(1,409)	(747)	(662)
Securities sold under repurchase agreements	(1,374)	—	(1,374)	(2,567)	(137)	(2,430)
Long-term debt	(377)	(386)	9	(769)	(775)	6
Total interest expense	$(5,496)	$(960)	$(4,536)	$(11,496)	$(2,810)	$(8,686)
CHANGE IN NET INTEREST INCOME	$(5,513)	$(3,002)	$(2,511)	$(15,140)	$(10,753)	$(4,387)

(1)             Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The Company recorded net provision for loan losses on non-covered loans of $8.3 million and $7.5 million during the second quarter and first half of 2013, respectively. In comparison, the Company recorded $16.6 million and $33.1 million in provision for loan losses on non-covered loans during the second quarter and first half of 2012, respectively. The Company recorded $4.0 million and $4.6 million of net charge-offs on non-covered loans during the second quarter and first half of 2013, compared with $11.7 million and $22.0 million in net charge-offs recorded during the second quarter and first half of 2012, respectively.

During the second quarter and first half of 2013, the Company also recorded a provision for loan losses of $186 thousand and $3.3 million on covered loans outside of the scope of ASC 310-30. In comparison, the Company recorded a reversal of provision of ($1.1) million and a net provision of $526 thousand for loan losses on covered loans outside of the scope of ASC 310-30 during the second quarter and first half of 2012. $1.2 million and $1.3 million of net charge-offs were recorded on covered loans outside of the scope of ASC 310-30 during the second quarter and first half of 2013. In comparison, no net charge-offs on covered loans outside of the scope of ASC 310-30 were recorded during the second quarter and first half of 2012.

The Company recorded a provision for loan losses of $537 thousand and $2.5 million on covered loans within the scope of ASC 310-30 during the second quarter and first half of 2013. In comparison, no provision for loan losses on covered loans within the scope of ASC 310-30 was recorded during the second quarter and first half of 2012. Net charge-offs on covered loans within the scope of ASC 310-30 also were not recorded during the second quarter and first half of 2013 and 2012.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest (Loss) Income

The following table sets forth the various components of noninterest (loss) income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Impairment loss on investment securities recognized in earnings	$—	$—	$—	$(0.1)
Decrease in FDIC indemnification asset and receivable	(47.9)	(40.3)	(79.8)	(45.8)
Branch fees	8.1	7.8	15.8	15.5
Net gain on sales of investment securities	5.3	0.1	10.9	0.6
Net gain on sale of fixed assets	0.2	—	0.4	0.1
Letters of credit fees and commissions	5.4	4.5	10.5	8.8
Foreign exchange income	3.6	0.6	6.0	2.4
Ancillary loan fees	2.6	2.2	4.7	4.2
Income from life insurance policies	0.9	1.0	1.9	1.9
Net (loss) gain on sales of loans	(0.4)	6.4	(0.3)	11.6
Other operating income	9.8	6.0	15.4	10.9
Total	$(12.4)	$(11.7)	$(14.5)	$10.1

Noninterest (loss) income includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities, foreign exchange activities and the issuance of letters of credit, ancillary fees on loans, net (loss) gains on sales of loans, investment securities available-for-sale and other assets, impairment losses on investment securities, (decrease)/increase in the FDIC indemnification asset and receivable, income from life insurance policies and other noninterest-related revenues.

The Company recorded a noninterest loss of $12.4 million for the three months ended June 30, 2013, an increase of $699 thousand, compared to noninterest loss of $11.7 million recorded for the same period in 2012. For the first half of 2013, noninterest loss totaled $14.5 million, compared to noninterest income of $10.1 million recorded during the first half of 2012. The additional loss for both periods is primarily due to a larger net reduction of the FDIC indemnification asset and a decrease in net gain on sale of loans.

For the three and six months ended June 30, 2013, the net reduction in the FDIC indemnification asset and receivable recorded in noninterest income was $47.9 million and $79.8 million, respectively. The decrease in the FDIC indemnification asset and receivable resulted from loan disposal activity, recoveries and amortization as well as proceeds from reimbursable expense claims. During the second quarter and first half of 2013, the Company incurred $3.6 million and $3.5 million, respectively, in expenses on covered loans and other real estate owned, 80% or $2.9 million and $2.8 million, respectively, of which is reimbursable from the FDIC.

Letters of credit fees and commissions income for the three months ended June 30, 2013 was $5.4 million, compared to $4.5 million for the three months ended June 30, 2012. For the first half of 2013, letters of credit fees and commissions income totaled $10.5 million, compared to the $8.8 million recorded during the first half of 2012. The increase for both the three and six months ended June 30, 2012 results from an increased volume in trade finance loans and credit enhancements.

For the second quarter of 2013, net gain on sale of investment securities was $5.3 million as compared to $71 thousand for the second quarter of 2012. For the first half of 2013 and 2012, the net gain on sales of investment securities totaled $10.9 million and $554 thousand, respectively. In 2013, the Company elected to sell certain securities that had returned to a gain position. None of these securities were sold at a loss.

For the second quarter of 2013, the net loss on sales of loans was $354 thousand as compared to net gain on sales of loans of $6.4 million for the second quarter of 2012. For the first half of 2013, the net loss on sales of loans totaled $260 thousand as compared to net gain on sales of loans of $11.6 million. From time to time, the Company buys and sells loans within the loans held for sale portfolio to take advantage of market opportunities. The net gain on sales of loans during the first half of 2012 is mainly due to the sale of approximately $180.0 million of student loans.  The Company did not sell any student loans during the first half of 2013.

Noninterest Expense

The following table sets forth the various components of noninterest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Compensation and employee benefits	$42.0	$42.9	$87.8	$89.3
Occupancy and equipment expense	13.7	13.0	27.5	26.6
Amortization of investments in affordable housing partnerships and other investments	5.0	4.4	9.3	8.9
Amortization of premiums on deposits acquired	2.4	2.8	4.8	5.7
Deposit insurance premiums and regulatory assessments	3.9	3.3	7.7	7.3
Loan related expenses	3.6	4.2	7.2	8.7
Other real estate owned (gain on sale) expense	(1.2)	4.5	(2.2)	15.3
Legal expense	5.5	4.2	9.9	11.3
Prepayment penalty for FHLB advances	—	2.3	—	3.7
Data processing	2.2	2.2	4.6	4.7
Deposit related expenses	1.5	1.7	3.1	3.1
Consulting expense	1.0	1.6	1.5	3.0
Other operating expenses	14.8	14.5	29.6	28.8
Total noninterest expense	$94.4	$101.6	$190.8	$216.4
Efficiency Ratio(1)	40.40%	41.54%	41.81%	42.86%

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

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, decreased $7.2 million, or 7%, to $94.4 million during the second quarter of 2013, compared to $101.6 million for the same quarter in 2012, and decreased $25.6 million, or 12%, to $190.8 million during the first half of 2013, compared to $216.4 million for the same period in 2012.

Compensation and employee benefits decreased $837 thousand, or 2%, to $42.0 million for the three months ended June 30, 2013, compared to $42.9 million for the same period in 2012, and decreased $1.5 million, or 2%, to $87.8 million for the six months ended June 30, 2013, compared to $89.3 million for the same period in 2012.

Other real estate owned expense decreased $5.7 million, or 126%, to a net gain on sale of ($1.2) million for the three months ended June 30, 2013, compared to $4.5 million of expense for the same period in 2012, and decreased $17.5 million, or 114%, to a net gain on sale of ($2.2) million for the six months ended June 30, 2013, compared to $15.3 million of expense for the same period in 2012. The decrease in other real estate owned expense is mainly due to a net decrease in valuation write-downs primarily related to covered OREO and an increase in OREO sales with a gain.

Legal expense increased to $5.5 million in the second quarter of 2013, compared to $4.2 million in the second quarter of 2012, and decreased to $9.9 million for the first half of 2013, compared to $11.3 million in the same period of 2012. The increase during the second quarter 2013 compared to the second quarter 2012 is primarily due to a few specific legal expenses. However, the decrease during the first half of 2013 compared to the first half of 2012 is primarily due to an overall reduction in credit cycle costs, primarily related to covered loans.

During the three and six months ended June 30, 2013, there were no prepayments of FHLB advances, compared with a $2.3 million and $3.7 million of prepayment of FHLB advances during the three and six months ended June 30, 2012, respectively.

Our efficiency ratio decreased to 40.40% for the three months ended June 30, 2013, compared to 41.54% for the corresponding period in 2012. For the first half of 2013, the efficiency ratio decreased to 41.81% for the six months ended June 30, 2013, compared to 42.86% for the corresponding period in 2012.

Income Taxes

The provision for income taxes was $37.9 million for the second quarter of 2013, representing an effective tax rate of 33.8%, compared to $33.8 million for the same period in 2012, representing an effective tax rate of 32.4%. Included in income taxes recognized during the second quarter of 2013 and 2012 are $11.3 million and $8.7 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships and other investments.

For the first half of 2013, the provision for income taxes was $72.3 million, representing an effective tax rate of 33.1%, compared to $73.5 million for the same period in 2012, representing an effective tax rate of 34.7%. Additionally, during the first quarter of 2013, the effective tax rate was reduced by the impact of $1.6 million due to the retroactive extension of certain exemptions as part of the American Taxpayer Relief Act of 2012 which was signed into law in January 2013.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of June 30, 2013, the Company had a net deferred tax asset of $204.2 million.

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

Retail Banking

The Retail Banking segment reported pretax income of $32.5 million and $51.4 million for the three and six months ended June 30, 2013, compared to $18.5 million and $40.2 million for the same periods in 2012. The increase in pretax income for this segment during three and six months ended June 30, 2013 is driven by an increase in net interest income, a reduction in provision for loan losses and lower noninterest expense, offset by a higher noninterest loss.

Net interest income for this segment increased $10.6 million to $100.3 million during the quarter ended June 30, 2013, compared to $89.7 million for the same period in 2012. Net interest income for the six months ended June 30, 2013 increased $9.7 million to $182.9 million, compared to $173.2 million for the same period in 2012. The increase in net interest income is primarily due to lower cost of funds and growth in loans and deposits, offset by lower interest rates and flattening yield curve.

Noninterest income for this segment decreased $4.7 million to a loss of $2.1 million for the three month ended June 30, 2013, as compared to noninterest income of $2.6 million recorded for the same period in 2012. For the first half of 2013, noninterest income for this segment decreased $17.2 million to a noninterest loss of $2.8 million for the six months ended June 30, 2013, compared to noninterest income of $14.4 million recorded during the same period in 2012. The increase in noninterest loss is primarily due to a larger decrease in the FDIC indemnification asset and receivable and no sales of student loans, offset by an increase in branch fees.

Noninterest expense for this segment decreased $0.7 million to $45.9 million during the second quarter of 2013, compared to $46.6 million for the same period in 2012. Noninterest expense for this segment decreased $5.6 million to $96.0 million during the first half of 2013, compared to $101.6 million for the same period in 2012. The decrease is primarily due to reductions in occupancy and equipment and REO-related expenses, lower amortization of premium on deposit acquisition, and offset by an increase in compensation and employee benefits.

Commercial Banking

The Commercial Banking segment reported pretax income of $65.5 million for the quarter ended June 30, 2013, compared to $63.3 million for the same period in 2012, driven by higher net interest income, lower noninterest expense, and offset by higher noninterest loss. For the six months ended June 30, 2013, the segment reported pretax income of $132.2 million compared to $123.7 million for the same period in 2012. The increase during the first half of 2013 is attributable to a combination of lower noninterest expense and provision for loan losses, offset by a higher noninterest loss.

Net interest income for this segment increased $0.8 million to $121.1 million for the second quarter of 2013, compared to $120.3 million for the same period in 2012. For the first half of 2013, net interest income increased $2.7 million to $232.3 million, compared to $229.6 million for the same period in 2012. The increase in net interest income for the first half of 2013 is mainly due to larger discount accretion in interest income from the covered loan portfolio and lower cost of funds, offset by the low interest rate environment.

Noninterest income for this segment decreased $1.8 million to a loss of $20.2 million during the second quarter of 2013, compared to a noninterest loss of $18.4 million for the same period in 2012. For the six months ended June 30, 2013, noninterest income decreased $20.0 million to a loss of $31.2 million, compared to a loss of $11.2 million for the same period in 2012. The decrease in noninterest income is primarily due to a larger decrease in the FDIC indemnification asset and receivables.

Noninterest expense for this segment decreased $2.2 million to $26.8 million during the second quarter of 2013, compared to $29.0 million for the same period in 2012. For the six months ended June 30, 2013, noninterest expense decreased $12.0 million to $59.1 million, compared to $71.1 million for the same period in 2012. The decrease in noninterest expense is primarily due to reductions in REO-related and legal expenses, offset by increases in compensation and employee benefits and occupancy and equipment expense.

Other

The Other segment reported pretax income of $13.9 million for the quarter ended June 30, 2013, compared to $22.7 million recorded in the same period in 2012. For the six months ended June 30, 2013, pretax income for the segment was $34.8 million, compared to $48.3 million recorded in the same period of 2012.

Net interest income for this segment decreased $16.8 million to $6.3 million for the three months ended June 30, 2013, compared to $23.1 million for the same period in 2012. For the six months ended June 30, 2013, net interest income decreased $27.5 million to $21.7 million, compared to $49.2 million for the same period in 2012. The decrease in net interest income for this segment is due to a decrease in investment income offset by a lower borrowing interest expense.

Noninterest income for this segment increased $5.9 million to $10.0 million during the second quarter of 2013, compared to noninterest income of $4.1 million for the same period in 2012. For the six months ended June 30, 2013, noninterest income increased $12.7 million to $19.5 million compared to $6.8 million for the same period in 2012. The increase in noninterest income is primarily due to increases in gains on sales of investment securities.

Noninterest expense for this segment decreased $4.4 million to $21.7 million for the quarter ended June 30, 2013, compared to $26.1 million for the same period in 2012. For the six months ended June 30, 2013, noninterest expense for this segment decreased $8.0 million to $35.7 million compared to $43.7 million during the same period in 2012. The decrease in noninterest expense is primarily due to a decrease in compensation and employee benefits and no prepayment penalties on FHLB advances.

Balance Sheet Analysis

Total assets increased $772.3 million, or 3%, to $23.31 billion as of June 30, 2013, compared to $22.54 billion as of December 31, 2012. The increase in total assets was primarily due an increase in non-covered loans of $1.55 billion, which was due to continued growth in the commercial and industrial, single family residential and commercial real estate loan portfolios. The increase in total assets was partially offset by decreases in covered loans of $431.3 million and cash and cash equivalent of $272.9 million. The decrease in covered loans was primarily due to payoffs and paydown activity, as well as charge-offs.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total resale agreements remain at $1.45 billion as of June 30, 2013 and December 31, 2012.

Purchases of resale agreements are over-collateralized to protect against unfavorable market price movements. We monitor the fair market value of the underlying securities that collateralize the related receivable on resale agreements, including accrued interest. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, our counterparty is required to designate an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an appropriate mix of fixed rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of June 30, 2013 and December 31, 2012.

Total investment securities available-for-sale increased to $2.67 billion as of June 30, 2013, compared with $2.61 billion at December 31, 2012. The investment portfolio had net unrealized losses of $37.5 million as of June 30, 2013 and net unrealized gains of $8.0 million as of December 31, 2012. The change in the unrealized position of the investment securities portfolio is mainly attributed to the recent rise in long-term rates during the second quarter of 2013. Total repayments/maturities and proceeds from sales of investment securities amounted to $262.1 million and $325.7 million, respectively, during the six months ended June 30, 2013. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $699.7 million during the six months ended June 30, 2013. We recorded net gains on sales of investment securities totaling $5.3 million and $71 thousand during the second quarter of 2013 and 2012, respectively. For the first half of 2013, we recorded net gains on sales of investment securities totaling $10.9 million, compared with $554 thousand during the first half of 2012. At June 30, 2013, investment securities available-for-sale with a par value of $2.00 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, the FRB discount window, and for other purposes required or permitted by law.

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

As of June 30, 2013, the Company holds a minimal portfolio of foreign corporate debt securities. These securities represent 1.1% of the available-for-sale portfolio and less than 1% of total assets. The majority of the securities are issued by British financial institutions. Due to the minimal holdings, the Company notes the potential exposure is limited.

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at June 30, 2013.

			After One		After Five
	Within		But Within		But Within		After		Indeterminate
	One Year		Five Years		Ten Years		Ten Years		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of June 30, 2013
Available-for-sale
U.S. Treasury securities	$20,015	0.24%	$474,850	0.37%	$20,897	1.32%	$—	—%	$—	—%	$515,762	0.40%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	218,918	1.17%	31,337	1.26%	—	—%	—	—%	—	—%	250,255	1.18%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	6,436	3.34%	114,225	2.88%	13,587	3.02%	—	—%	134,248	2.92%
Residential mortgage-backed securities	—	—%	—	—%	16,351	1.33%	980,166	1.73%	—	—%	996,517	1.72%
Municipal securities	9,189	2.08%	19,112	2.55%	185,345	2.49%	15,627	3.67%	—	—%	229,273	2.55%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	15,202	3.15%	—	—%	15,202	3.15%
Other commercial mortgage-backed securities:
Investment grade	—	—%	—	—%	51,297	2.53%	—	—%	—	—%	51,297	2.53%
Corporate debt securities:
Investment grade	1,167	3.57%	26,543	1.94%	231,632	1.94%	188,869	1.55%	—	—%	448,211	1.78%
Non-investment grade	12,265	2.48%	—	—%	—	—%	3,375	4.32%	—	—%	15,640	2.97%
Other securities	10,767	1.37%	—	—%	—	—%	—	—%	—	—%	10,767	1.37%
Total investment securities available-for-sale	$272,321		$558,278		$619,747		$1,216,826		$—		$2,667,172

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
Residential single-family	$314,483	10.8%	$362,345	10.5%
Residential multifamily	513,141	17.6%	647,440	18.8%
Commercial and industrial real estate	1,190,964	41.0%	1,348,556	39.1%
Construction and land	329,397	11.3%	417,631	12.1%
Total real estate loans	2,347,985	80.7%	2,775,972	80.5%
Other loans:
Commercial business	$481,255	16.6%	$587,333	17.0%
Other consumer	79,533	2.7%	87,651	2.5%
Total other loans	560,788	19.3%	674,984	19.5%
Total principal balance	2,908,773	100.0%	3,450,956	100.0%
Covered discount	(394,829)		(510,208)
Allowance on covered loans	(9,629)		(5,153)
Total covered loans, net	$2,504,315		$2,935,595

FDIC Indemnification Asset

During the second quarter of 2013 and 2012, the Company recorded $12.7 million and $7.8 million of amortization, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded $21.4 million and $17.9 million, respectively, of amortization in line with the improved accretable yield as discussed in Note 7 presented elsewhere in this report. Additionally, the Company recorded a $28.8 million and $36.1 million reduction to the FDIC indemnification asset for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, the Company recorded a $52.1 million and $77.0 million reduction to the FDIC indemnification asset and recorded the adjustment to noninterest (loss) income. The reduction in both the three and six month periods is primarily the result of covered loan payoffs. As these covered loans are removed from their respective pools, the Company records a proportional amount of accretable yield into interest income.  Correspondingly, the Company removes the indemnification asset associated with those removed loans and the adjustments are recorded into noninterest income.

FDIC Receivable

As of June 30, 2013, the FDIC loss-sharing receivable was $47.1 million as compared to $73.1 million as of December 31, 2012. This receivable represents 80% of reimbursable amounts from the FDIC that has not yet been received. These reimbursable amounts include charge-offs, loan related expenses, and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 7 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable, including loans held for sale, increased $1.62 billion, or 14%, to $13.51 billion at June 30, 2013, relative to December 31, 2012. During the first six months of 2013, proceeds from sales of loans held for sale were $6.3 million resulting in net gains on sale of $1 thousand.

As of June 30, 2013, $366.0 million of loans were held in our overseas offices, including our Hong Kong branch and our subsidiary bank in China. $81.8 million of the $366.0 million of foreign loans are covered under the loss share agreements with the FDIC. In total these foreign loans represent approximately 2% of total consolidated assets. These loans are included in the Composition of Loan Portfolio table below and the Composition of Covered Loan Portfolio table above.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$2,575,975	19.0%	$2,187,323	18.3%
Multifamily	929,867	6.9%	900,708	7.5%
Total residential	3,505,842	25.9%	3,088,031	25.8%
Commercial Real Estate (“CRE”):
Income producing	3,917,082	29.0%	3,644,035	30.5%
Construction	105,084	0.8%	121,589	1.0%
Land	128,218	0.9%	129,071	1.1%
Total CRE	4,150,384	30.7%	3,894,695	32.6%
Commercial and Industrial (“C&I”):
Commercial business	4,036,795	29.8%	3,569,388	29.8%
Trade finance	672,880	5.0%	661,877	5.5%
Total C&I	4,709,675	34.8%	4,231,265	35.3%
Consumer:
Student loans	615,707	4.6%	475,799	4.0%
Other consumer	544,306	4.0%	269,083	2.3%
Total consumer	1,160,013	8.6%	744,882	6.3%
Total gross loans	13,525,914	100.0%	11,958,873	100.0%
Unearned fees, premiums, and discounts, net	(28,219)		(19,301)
Allowance for loan losses	(233,480)		(229,382)
Loans held for sale	245,026		174,317
Loans receivable, net	$13,509,241		$11,884,507

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

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $133.5 million, or 0.57% of total assets, at June 30, 2013 and $141.0 million, or 0.63% of total assets, at December 31, 2012. Nonaccrual loans amounted to $112.0 million at June 30, 2013, compared with $108.1 million at December 31, 2012. During the first six months of 2013, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold non-covered OREO properties with a carrying value of $17.0 million during the first six months of 2013 for a net gain of $2.7 million. Also during the first six months of 2013 we sold notes with a carrying value of $5.4 million for proceeds of $5.9 million. Net charge-offs for non-covered nonperforming loans were $4.0 million and $4.6 million for the three and six months ended June 30, 2013. For non-covered OREO properties, write-downs of $18 thousand and $1.4 million were recorded for the three and six months ended June 30, 2013.

Loans totaling $92.2 million were placed on nonaccrual status during the second quarter of 2013. Loans totaling $43.8 million which were not 90 days past due as of June 30, 2013, were included in nonaccrual loans as of June 30, 2013. Additions to nonaccrual loans during the second quarter of 2013 were offset by $6.0 million in gross charge-offs, $74.5 million in payoffs and principal paydowns, $1.5 million in loan sales, $393 thousand in loans that were transferred to other real estate owned and $24.9 million in loans brought current. Additions to nonaccrual loans during the second quarter of 2013 were comprised of $64.2 million in commercial real estate loans, $23.7 million in residential loans, $4.0 million in commercial and industrial loans and $310 thousand in consumer loans.

The Company had $70.3 million and $94.6 million in total performing troubled debt restructured loans as of June 30, 2013 and December 31, 2012, respectively. Nonperforming TDR loans were $16.1 million and $10.0 million at June 30, 2013 and December 31, 2012, respectively, and are included in nonaccrual loans. Included in the total TDR loans were $4.3 million and $34.8 million of performing A/B notes as of June 30, 2013 and December 31, 2012, respectively. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B note is comprised of A note balances only. A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. As of June 30, 2013, TDR loans were comprised of $26.5 million in multifamily loans, $38.6 million in commercial real estate loans, $9.1 million in CRE land loans, $4.2 million in single-family loans, $4.1 million in commercial business loans, $2.6 million in SBA loans, $756 thousand in consumer loans, and $618 thousand in trade finance loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. At June 30, 2013, total non-covered OREO was $21.4 million, compared to $32.9 million at December 31, 2012. During the first six months of 2013, the Company had an addition of $6.8 million to OREO due to foreclosures. Additionally, the Company recorded $1.4 million in write-downs. During this period, the Company also had a total of $19.6 million in total proceeds for OREO properties sold, resulting in a total net gain on sale of $2.7 million. As previously mentioned, losses on sales of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Nonaccrual loans	$112,031	$108,109
Loans 90 or more days past due but not on nonaccrual	—	—
Total nonperforming loans	112,031	108,109
Non-covered other real estate owned, net	21,433	32,911
Total nonperforming assets	$133,464	$141,020
Performing restructured loans	$70,326	$94,580
Total nonperforming assets to total assets	0.57%	0.63%
Allowance for non-covered loan losses to nonperforming loans	208.41%	212.18%
Nonperforming loans to total gross non-covered loans	0.81%	0.89%

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

At June 30, 2013, the Company’s total recorded investment in impaired loans was $156.5 million, compared with $200.5 million at December 31, 2012. All nonaccrual and doubtful loans held for investment are included in impaired loans. Impaired loans at June 30, 2013 are comprised of multifamily loans totaling $45.1 million, income producing commercial real estate loans totaling $55.3 million, commercial business loans totaling $23.4 million, CRE land loans totaling $13.2 million, single-family loans totaling $11.1 million, CRE construction loans totaling $6.9 million and other consumer loans totaling $1.5 million. As of June 30, 2013, the allowance for loan losses included $13.1 million for impaired loans with a total recorded balance of $68.1 million. As of December 31, 2012, the allowance for loan losses included $11.5 million for impaired loans with a total recorded balance of $33.3 million.

The following table sets forth information regarding impaired loans as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$11,114	7.1%	$18,208	9.1%
Multifamily	45,086	28.8%	54,267	27.1%
Total residential impaired loans	56,200	35.9%	72,475	36.2%
Commercial Real Estate (“CRE”):
Income producing	55,318	35.4%	54,675	27.3%
Construction	6,888	4.4%	27,039	13.4%
Land	13,175	8.4%	15,127	7.5%
Total CRE impaired loans	75,381	48.2%	96,841	48.2%
Commercial and Industrial (“C&I”):
Commercial business	22,225	14.2%	24,070	12.0%
Trade finance	1,163	0.7%	2,582	1.3%
Total C&I impaired loans	23,388	14.9%	26,652	13.3%
Consumer:
Student loans	—	—%	—	—%
Other consumer	1,552	1.0%	4,528	2.3%
Total consumer impaired loans	1,552	1.0%	4,528	2.3%
Total gross impaired loans	$156,521	100.0%	$200,496	100.0%

The average recorded investment in impaired loans at June 30, 2013 and December 31, 2012 totaled $163.3 million and $214.0 million, respectively. During the three months ended June 30, 2013 and 2012, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $1.4 million and $1.8 million, respectively. Of these amounts, actual interest recognized on impaired loans, on a cash basis, was $623 thousand and $609 thousand for the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $3.0 million and $3.5 million, respectively. Of these amounts, actual interest recognized on impaired loans, on a cash basis, was $1.1 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. While we believe that the allowance for loan losses is appropriate at June 30, 2013, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

Non-covered Loans

As of June 30, 2013, the allowance for loan losses on non-covered loans amounted to $233.5 million, or 1.73% of total non-covered loans receivable, compared with $229.4 million or 1.92% of total non-covered loans receivable as of December 31, 2012 and $219.5 million or 2.03% of total non-covered loans receivable as of June 30, 2012.

We recorded a provision for loan losses on non-covered loans of $8.3 million during the second quarter of 2013. In comparison, we recorded $16.6 million in loan loss provisions on non-covered loans during the second quarter of 2012. The decrease in provision for the six months ended June 30, 2013 as compared to the same period of 2012 is mainly due to the continued improvement in credit quality of the loan portfolios, offset by the total loan portfolio growth. During the second quarter of 2013, we recorded $4.0 million in net charge-offs on non-covered loans representing 0.12% of average non-covered loans outstanding during the quarter, on an annualized basis. In comparison, we recorded net charge-offs totaling $11.7 million, or 0.44% of average non-covered loans outstanding, on an annualized basis, for the same period in 2012.

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $8.3 million at June 30, 2013, compared to $9.4 million at December 31, 2012. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

Covered Loans

At June 30, 2013, included in covered loans are $358.8 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30, and are subject to the allowance for loan losses on covered loans. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $248.3 million of commercial and industrial loans, $67.3 million of commercial real estate loans, $31.9 million of consumer loans and $11.3 million of residential loans.

At June 30, 2013, the total allowance for loan losses on covered loans amounted to $9.6 million, compared with $5.2 million at December 31, 2012 and $7.2 million at June 30, 2012. The $4.5 million increase in the total allowance for loan losses on covered loans at June 30, 2013, from year-end 2012, primarily reflects $5.8 million in additional loan loss provisions, less $1.3 million in net charge-offs recorded during the first half of 2013. Within the $9.6 million in total allowance for loan losses on covered loans at June 30, 2013 is $7.1 million related to covered loans outside of scope of ASC 310-30, which is allocated within our loan segments as follows: $4.1 million for commercial and industrial loans, $2.4 million for commercial real estate loans, $407 thousand for consumer loans and $174 thousand for residential loans. The remaining $2.5 million of allowance for loans losses on covered loans under ASC 310-30 is allocated mainly to the portfolio’s commercial real estate segment.

We recorded $723 thousand in total loan loss provisions on covered loans including $186 thousand outside the scope of ASC 310-30 and $537 thousand under ASC 310-30 during the second quarter of 2013. In comparison, we recorded a reversal of loan loss provisions of ($1.1) million on covered loans outside the scope of ASC 310-30 and no provision for loan losses on covered loans under ASC 310-30 was recorded, during the second quarter of 2012. We recorded net charge-offs of $1.3 million on covered loans outside the scope of ASC 310-30, for the six months ended June 30, 2013, which is 80% reimbursable by the FDIC through loss-share agreements, resulting in a net loss to the Company of $267 thousand. In comparison, we did not record any net charge-offs on these loans for the same period in 2012. There were no charge-offs recorded in either the first half of 2013 or 2012 for the covered loans under ASC 310-30 that were beyond the loan pools associated discount.

The following table summarizes activity in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
NON-COVERED LOANS
Allowance for non-covered loans, beginning of period	$228,796	$214,253	$229,382	$209,876
Allowance for unfunded loan commitments and letters of credit	432	274	1,148	(1,504)
Provision for loan losses, excluding covered loans	8,277	16,595	7,515	33,074
Gross charge-offs:
Residential	550	1,536	861	4,567
Commercial real estate	762	4,871	1,767	15,578
Commercial and industrial	3,816	7,481	5,077	10,368
Consumer	865	928	1,211	1,091
Total net charge-offs	5,993	14,816	8,916	31,604
Gross recoveries:
Residential	303	242	1,071	1,183
Commercial real estate	1,060	2,027	1,349	4,802
Commercial and industrial	605	857	1,136	3,522
Consumer	—	22	795	105
Total gross recoveries	1,968	3,148	4,351	9,612
Net charge-offs	4,025	11,668	4,565	21,992
Allowance balance for non-covered loans, end of period	$233,480	$219,454	$233,480	$219,454
COVERED LOANS
Allowance for covered loans not accounted under ASC 310-30, beginning of period (1)	$8,118	$8,268	$5,153	$6,647
Provision for (reversal of) loan losses on covered loans not accounted under ASC 310-30	186	(1,095)	3,283	526
Gross charge-offs:
Commercial real estate	380	—	380	—
Commercial and industrial	823	—	955	—
Consumer	1	—	1	—
Total net charge-offs	1,204	—	1,336	—
Allowance for covered loans not accounted under ASC 310-30, end of period (1)	$7,100	$7,173	$7,100	$7,173

Allowance for covered loans accounted under ASC 310-30, beginning of period (2)	$1,992	$—	$—	$—
Provision for loan losses on covered loans accounted under ASC 310-30	537	—	2,529	—
Allowance for covered loans accounted under ASC 310-30, end of period (2)	$2,529	$—	$2,529	$—
Total allowance for loan losses on covered loans, end of period	$9,629	$7,173	$9,629	$7,173
Average non-covered loans outstanding	$13,099,286	$10,742,672	$12,666,017	$10,711,442
Total gross non-covered loans outstanding, end of period	$13,525,914	$10,794,870	$13,525,914	$10,794,870
Annualized net charge-offs on non-covered loans to average non-covered loans	0.12%	0.44%	0.07%	0.41%
Allowance for non-covered loan losses to total gross non-covered loans held for investment at end of period	1.73%	2.03%	1.73%	2.03%

(1)             This allowance is related to drawdowns on commitments that were in existence as of the acquisition dates of WFIB and UCB, and therefore, are covered under the shared-loss agreements with the FDIC but are not accounted for under ASC 310-30. Part of allowance on these subsequent drawdowns is accounted for as the allowance for loan losses.

(2)             This allowance is related to loans covered under share-loss agreement with the FDIC, accounted for under ASC 310-30.

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

The following table reflects the Company’s allocation of the combined non-covered and covered allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Residential	$47,337	25.9%	$49,349	25.8%
Commercial Real Estate	72,830	30.7%	69,856	32.6%
Commercial and Industrial	105,376	34.8%	105,376	35.3%
Consumer	7,937	8.6%	4,801	6.3%
Covered loans subject to allowance for loan losses	9,629	—%	5,153	—%
Total	$243,109	100.0%	$234,535	100.0%

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $972.9 million to $19.28 billion as of June 30, 2013 from $18.31 billion as of December 31, 2012. The increase in total deposits was due to increases in noninterest-bearing demand deposits of $593.0 million or 13%, interest-bearing demand deposits of $253.5 million or 21%, money market accounts of $171.9 million or 3% and saving accounts of $123.8 million or 9%, which was offset by a decrease of $169.3 million or 3%, in time deposits.

As of June 30, 2013, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $226.9 million, compared with $260.5 million as of December 31, 2012. Overall, time deposits have decreased during the six months ended June 30, 2013 including deposits in the CDARS program. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with other financial institutions to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	June 30,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in thousands)
Core deposits:
Noninterest-bearing demand	$5,128,894	$4,535,877	$593,017	13%
Interest-bearing checking	1,483,854	1,230,372	253,482	21%
Money market	5,172,192	5,000,309	171,883	3%
Savings	1,544,935	1,421,182	123,753	9%
Total core deposits	13,329,875	12,187,740	1,142,135	9%
Time deposits	5,952,332	6,121,614	(169,282)	(3)%
Total deposits	$19,282,207	$18,309,354	$972,853	5%

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. FHLB advances totaled $314.0 million as of June 30, 2013, compared to $313.0 million as of December 31, 2012. The increase in FHLB advances does not represent additional advances but rather is the accretion adjustment for the discount associated with these advances.  During the first six months of 2013, the Company did not prepay or modify any FHLB advances. During the first six months of 2012, the Company prepaid FHLB advances of $50.0 million with $3.7 million of prepayment penalties and modified $300.0 million of FHLB advances. The associated modification cost incurred by the Company was deferred and treated as a discount on the corresponding debt.

In addition to FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $995.0 million as of June 30, 2013 and December 31, 2012. No short-term repurchase agreements were outstanding as of June 30, 2013 and December 31, 2012. Repurchase agreements are long-term with interest rates that are largely fixed ranging from 2.50% to 5.01%, as of June 30, 2013. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt was $137.2 million, as of June 30, 2013 and December 31, 2012. Long-term debt is comprised of junior subordinated debt. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with more than $15 billion in total consolidated assets are no longer able to include trust preferred securities as Tier I regulatory capital which commenced in 2013 with phase-out complete by 2016. The junior subordinated debt is being phased out 25% each year, over the four year period, from Tier I capital into Tier II capital for regulatory purposes. This junior subordinated debt was issued in connection with our various pooled trust preferred securities offerings.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of June 30, 2013, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the condensed consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Contractual Obligations
Deposits	$4,850,848	$678,896	$416,613	$91,288	$13,421,228	$19,458,873
FHLB advances	2,030	4,061	4,061	338,669	—	348,821
Securities sold under repurchase agreements	40,404	318,021	337,673	508,682	—	1,204,780
Affordable housing/CRA investment commitments	—	—	—	—	70,012	70,012
Long-term debt obligations	2,786	5,571	5,571	186,256	—	200,184
Operating lease obligations (1)	26,879	43,250	25,561	31,052	—	126,742
Unrecognized tax liability	—	2,264	2,717	—	—	4,981
Postretirement benefit obligations	431	900	1,252	16,650	—	19,233
Total contractual obligations	$4,923,378	$1,052,963	$793,448	$1,172,597	$13,491,240	$21,433,626

(1)             Represents the Company’s lease obligation for all non-owned premises.

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to our customers as of June 30, 2013 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$3,151,491
Standby letters of credit	953,584
Commercial letters of credit	83,448

Capital Resources

At June 30, 2013, stockholders’ equity totaled $2.26 billion, a 5% decrease from the year-end 2012 balance of $2.38 billion. The decrease is comprised of the following: (1) repurchase of treasury stock pursuant to the stock repurchase program totaling $200.0 million, representing 8,026,807 treasury stock shares; (2) accrual and payment of cash dividends on common and preferred stock totaling $45.1 million during the first six months of 2013; (3) other comprehensive loss of $26.3 million; and (4) purchase of treasury shares related to restricted stock surrendered due to employee tax liability amounting to $8.7 million, representing 356,426 shares. These transactions were offset by: (1) net income of $146.1 million recorded during the first six months of 2013; (2) stock compensation amounting to $5.9 million related to grants of restricted stock units; (3) tax benefits of $2.8 million from various stock plans; and (4) issuance of common stock totaling $1.2 million, representing 245,261 shares, pursuant to various stock plans and agreements. Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs, and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital and the adequacy of capital. As a result of the recently adopted federal regulatory changes to capital requirements, our Board of Directors, in consultation with management, will continue to assess the adequacy and components of our capital to ensure that we meet all required regulatory standards.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well capitalized.” At June 30, 2013, the Bank’s Tier I and total capital ratios were 12.2% and 13.5%, respectively, compared to 14.3% and 15.6%, respectively, at December 31, 2012.

The following table compares East West Bancorp, Inc.’s and East West Bank’s capital ratios at June 30, 2013, to those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	14.3%	13.5%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	12.9%	12.2%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.8%	8.4%	4.0%	5.0%

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

During the first six months of 2013, we experienced net cash inflows from operating activities of $157.7 million, compared to net cash inflows of $63.5 million for the first six months of 2012.

Net cash outflows from investing activities totaled $1.13 billion for the first six months of 2013 compared with net cash inflows of $1.35 billion for the first six months of 2012. Net cash outflows from investing activities for the first six months of 2013 were due to purchase of securities purchased under resale agreements and investment securities. Net cash inflows from investing activities for the first six months of 2012 were due primarily from sales of investment securities, repayments, maturities and redemptions of investment securities available-for-sale and paydowns, maturities of securities purchased under resale agreements.

We experienced net cash inflows from financing activities of $703.2 million during the first six months of 2013, primarily due to the increase in deposits. We experienced net cash outflows from financing activities of $412.2 million during the first six months of 2012, primarily due to the decrease in deposits and repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan.

As a means of augmenting our liquidity, we have available a combination of borrowing sources comprised of the Federal Reserve Bank’s discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the six months ended June 30, 2013, total dividends paid by the Bank to the Company amounted to $319.0 million.

In July 2013, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on the Company’s common stock payable on or about August 15, 2013 to shareholders of record as of July 31, 2013.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2013 and December 31, 2012, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	June 30,	December 31,	June 30,	December 31,
(Basis Points)	2013	2012	2013	2012
+200	10.8%	9.0%	11.8%	6.3%
+100	4.8%	4.0%	5.2%	2.4%
-100	(0.4)%	(0.5)%	(2.0)%	(3.7)%
-200	(0.6)%	(0.8)%	(5.0)%	(6.8)%

(1)             The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)             The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities, and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2013 and December 31, 2012. As of June 30, 2013, the Bank’s balance sheet is more sensitive to interest rate changes on the asset side than the liability side. In a rising rate environment, this allows more net interest income and higher net portfolio value for the bank. However, in a declining rate environment, the bank will see lower net interest income and lower net portfolio value as projected in the volatility table above. At June 30, 2013 and December 31, 2012, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of June 30, 2013. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(Dollars in thousands)
Assets:
CD investments	$532,193	$—	$—	$—	$—	$—	$532,193
Average yield (fixed rate)	2.82%	—%	—%	—%	—%	—%	2.82%
Short-term investments	$515,647	$—	$—	$—	$—	$—	$515,647
Weighted average rate	0.40%	—%	—%	—%	—%	—%	0.40%
Securities purchased under resale agreements	$1,150,000	$—	$100,000	$—	$150,000	$150,000	$1,550,000
Weighted average rate	1.31%	—%	1.27%	—%	3.00%	2.83%	1.62%
Investment securities	$1,012,147	$231,220	$237,863	$287,365	$326,503	$572,074	$2,667,172
Weighted average rate	2.02%	2.62%	2.77%	2.44%	2.32%	3.01%	2.43%
Total covered gross loans	$2,445,671	$176,799	$86,196	$83,119	$93,212	$78,997	$2,963,994
Weighted average rate	4.43%	5.67%	5.55%	5.12%	5.07%	5.97%	4.62%
Total non-covered gross loans	$11,014,566	$832,391	$736,859	$401,119	$316,893	$414,492	$13,716,320
Weighted average rate	3.95%	4.95%	5.01%	5.36%	5.27%	5.95%	4.20%

Liabilities:
Checking accounts	$1,350,880	$—	$—	$—	$—	$—	$1,350,880
Weighted average rate	0.23%	—%	—%	—%	—%	—%	0.23%
Money market accounts	$5,172,192	$—	$—	$—	$—	$—	$5,172,192
Weighted average rate	0.27%	—%	—%	—%	—%	—%	0.27%
Savings deposits	$1,544,935	$—	$—	$—	$—	$—	$1,544,935
Weighted average rate	0.20%	—%	—%	—%	—%	—%	0.20%
Time deposits	$4,819,728	$562,492	$97,998	$204,469	$186,965	$80,680	$5,952,332
Weighted average rate	0.61%	0.99%	1.28%	1.34%	1.30%	0.51%	0.70%
FHLB advances	$332,000	$—	$—	$—	$—	$—	$332,000
Weighted average rate	0.61%	—%	—%	—%	—%	—%	0.61%
Securities sold under repurchase agreements (fixed rate)	$—	$—	$245,000	$250,000	$—	$200,000	$695,000
Weighted average rate	—%	—%	4.49%	5.01%	—%	4.27%	4.61%
Securities sold under repurchase agreements (variable rate)	$300,000	$—	$—	$—	$—	$—	$300,000
Weighted average rate	2.78%	—%	—%	—%	—%	—%	2.78%
Junior subordinated debt (variable rate)	$137,178	$—	$—	$—	$—	$—	$137,178
Weighted average rate	2.03%	—%	—%	—%	—%	—%	2.03%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2013. The following summarizes share repurchase activities during the second quarter of 2013:

				Approximate
			Total Number	Dollar Value
			of Shares	in Millions of
	Total		Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
April 30, 2013	422,335	$23.87	422,335	$102.9
May 31, 2013	2,867,172	24.91	2,867,172	31.4
June 30, 2013	1,194,200	26.27	1,194,200	—
Total	4,483,707	$25.18	4,483,707	$—

(1)             Excludes 34,746 shares surrendered due to employee tax liability and forfeitures of restricted stock awards, totaling $719 thousand, pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

(2)             On January 23, 2013, the Company’s Board of Directors announced a repurchase program authorizing the repurchase of up to $200.0 million of its common stock. As of June 30, 2013, the Company completed the repurchase program and repurchased 8,026,807 shares at a total cost of $200.0 million.

The Company’s principal business is to serve as a holding company for the Bank and other related subsidiaries which East West may establish or acquire. As a legal entity separate and distinct from its subsidiaries, the Company’s principal source of funds is, and will continue to be, dividends paid to the Company by its subsidiaries.  The Company and the Bank are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(i)	Exhibit 4.2

Exercise of mandatory conversion right related to outstanding shares of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 17, 2013.]

(ii)	Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(iii)	Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(iv)	Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(v)	Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(vi)	101.INS	XBRL Instance Document
(vii)	101.SCH	XBRL Taxonomy Extension Schema
(viii)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
(ix)	101.LAB	XBRL Taxonomy Extension Label Linkbase
(x)	101.PRE	XBRL Extension Presentation Linkbase
(xi)	101.DEF	XBRL Extension Definition Linkbase

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    August 7, 2013

EAST WEST BANCORP, INC.

By:	/s/ IRENE H. OH
Irene H. Oh Executive Vice President and Chief Financial Officer; Duly Authorized Officer