Form 10-Q
period 2013-09-30
EAST WEST BANCORP INC
filed 2013-11-12
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 137,767,583 shares of common stock as of October 31, 2013.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•                                          our ability to complete the acquisition of MetroCorp Bancshares, Inc. (“MetroCorp”) and to successfully integrate and achieve the projected synergies of this acquisition;

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

•                                          effect of the new Consumer Financial Protection Bureau ability to repay rules on our single family lending;

•                                          effect of additional provision for loan losses;

•                                          effect of government budget cuts and government shut down;

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

PART I — FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$1,322,383	$1,323,106
Short-term investments	293,092	366,378
Securities purchased under resale agreements	1,300,000	1,450,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,936,290 at September 30, 2013 and $2,599,018 at December 31, 2012)	2,892,761	2,607,029
Loans held for sale	232,309	174,317
Loans receivable, excluding covered loans (net of allowance for loan losses of $234,236 at September 30, 2013 and $229,382 at December 31, 2012)	14,338,787	11,710,190
Covered loans (net of allowance for loan losses of $8,665 at September 30, 2013 and $5,153 at December 31, 2012)	2,359,504	2,935,595
Total loans receivable, net	16,698,291	14,645,785
FDIC indemnification asset	145,034	316,313
Other real estate owned, net	20,184	32,911
Other real estate owned covered, net	26,940	26,808
Total other real estate owned	47,124	59,719
Investment in Federal Home Loan Bank stock, at cost	75,426	107,275
Investment in Federal Reserve Bank stock, at cost	48,212	48,003
Investment in affordable housing partnerships	171,624	185,645
Premises and equipment, net	185,130	107,517
Accrued interest receivable	113,350	94,837
Due from customers on acceptances	26,434	28,612
Premiums on deposits acquired, net	49,153	56,285
Goodwill	337,438	337,438
Cash surrender value of life insurance policies	112,247	110,133
Other assets	448,827	517,718
TOTAL	$24,498,835	$22,536,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$5,757,341	$4,535,877
Interest-bearing	14,601,799	13,773,477
Total deposits	20,359,140	18,309,354
Federal Home Loan Bank advances	314,557	312,975
Securities sold under repurchase agreements	995,000	995,000
Other borrowings	—	20,000
Bank acceptances outstanding	26,434	28,612
Long-term debt	187,178	137,178
Accrued expenses and other liabilities	304,650	350,869
Total liabilities	22,186,959	20,153,988

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued; no shares outstanding as of September 30, 2013 and 85,710 shares outstanding as of December 31, 2012	—	83,027
Common stock, $0.001 par value, 200,000,000 shares authorized; 163,060,192 and 157,160,193 shares issued in 2013 and 2012, respectively; 137,739,423 and 140,294,092 shares outstanding in 2013 and 2012, respectively	163	157
Additional paid in capital	1,564,105	1,464,739
Retained earnings	1,305,164	1,151,828
Treasury stock, at cost — 25,320,769 shares in 2013 and 16,866,101 shares in 2012	(532,378)	(322,298)
Accumulated other comprehensive (loss) income, net of tax	(25,178)	4,669
Total stockholders’ equity	2,311,876	2,382,122
TOTAL	$24,498,835	$22,536,110

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$259,105	$232,195	$710,554	$691,270
Investment securities	11,039	10,380	30,843	48,525
Securities purchased under resale agreements	5,168	5,530	16,132	14,602
Investment in Federal Home Loan Bank stock	1,395	127	2,945	514
Investment in Federal Reserve Bank stock	723	719	2,164	2,146
Due from banks and short-term investments	4,276	5,211	12,844	17,517
Total interest and dividend income	281,706	254,162	775,482	774,574

INTEREST EXPENSE
Customer deposit accounts	15,099	18,202	47,691	57,543
Federal funds purchased	—	—	—	2
Federal Home Loan Bank advances	1,049	1,468	3,135	4,963
Securities sold under repurchase agreements	10,323	11,664	31,069	34,977
Long-term debt	985	920	2,402	3,106
Total interest expense	27,456	32,254	84,297	100,591

Net interest income before provision for loan losses	254,250	221,908	691,185	673,983
Provision for loan losses, excluding covered loans	4,535	13,321	12,050	46,395
(Reversal of) provision for loan losses on covered loans	(964)	5,179	4,848	5,705
Net interest income after provision for loan losses	250,679	203,408	674,287	621,883

NONINTEREST (LOSS) INCOME
Impairment loss on investment securities	—	—	—	(5,165)
Less: Noncredit-related impairment loss recorded in other comprehensive income	—	—	—	5,066
Net impairment loss on investment securities recognized in earnings	—	—	—	(99)
Decrease in FDIC indemnification asset and receivable	(74,456)	(26,757)	(154,260)	(72,520)
Branch fees	8,123	7,720	23,896	23,204
Net gain on sales of investment securities	1,084	93	12,006	647
Net gain on sale of fixed assets	993	40	1,345	113
Letters of credit fees and commissions	5,615	5,001	16,103	13,814
Foreign exchange income	2,940	2,165	8,925	4,524
Ancillary loan fees	2,125	1,817	6,811	6,013
Income from life insurance policies	952	982	2,820	2,931
Net gain on sales of loans	3,945	5,346	3,685	16,900
Other operating income	7,258	6,344	22,795	17,309
Total noninterest (loss) income	(41,421)	2,751	(55,874)	12,836

NONINTEREST EXPENSE
Compensation and employee benefits	41,482	40,509	129,239	129,781
Occupancy and equipment expense	14,697	14,162	42,211	40,737
Amortization of investments in affordable housing partnerships and other investments	4,693	3,378	14,040	12,269
Amortization of premiums on deposits acquired	2,347	2,734	7,131	8,445
Deposit insurance premiums and regulatory assessments	4,191	3,461	11,848	10,776
Loan related expenses	2,752	4,011	9,909	12,667
Other real estate owned expense (gain on sale)	157	2,683	(2,015)	18,034
Legal expense	9,001	8,213	18,912	19,536
Prepayment penalty for FHLB advances and other borrowings	—	42	—	3,699
Data processing	2,159	2,313	6,796	6,974
Deposit related expenses	1,635	1,388	4,725	4,472
Consulting expense	1,264	2,692	2,721	5,727
Other operating expenses	15,974	15,370	45,610	44,210
Total noninterest expense	100,352	100,956	291,127	317,327

INCOME BEFORE PROVISION FOR INCOME TAXES	108,906	105,203	327,286	317,392
PROVISION FOR INCOME TAXES	35,749	34,093	108,023	107,642
NET INCOME	73,157	71,110	219,263	209,750
PREFERRED STOCK DIVIDENDS	—	1,714	3,428	5,142
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$73,157	$69,396	$215,835	$204,608

EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.53	$0.49	$1.56	$1.42
DILUTED	$0.53	$0.48	$1.56	$1.40
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	137,036	139,621	137,404	142,348
DILUTED	137,467	145,358	140,199	148,051

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.10	$0.45	$0.30

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$73,157	$71,110	$219,263	$209,750
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investment securities available-for-sale:
Unrealized holding (losses) gains arising during period	(2,876)	15,355	(22,905)	36,627
Reclassification adjustment for net gains included in net income	(629)	(54)	(6,964)	(375)
Noncredit-related impairment loss on securities	—	—	—	(2,938)
Foreign currency translation adjustments	—	(900)	—	(900)
Unrealized gains on other investments	5	5	22	24
Reclassification adjustment for net gains included in net income	—	—	—	(15)
Other comprehensive (loss) income	(3,500)	14,406	(29,847)	32,423
COMPREHENSIVE INCOME	$69,657	$85,516	$189,416	$242,173

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

		Additional		Additional			Accumulated
		Paid In		Paid In			Other
		Capital		Capital			Comprehensive	Total
	Preferred	Preferred	Common	Common	Retained	Treasury	(Loss) Income,	Stockholders’
	Stock	Stock	Stock	Stock	Earnings	Stock	Net of Tax	Equity
BALANCE, JANAURY 1, 2012	$—	$83,027	$157	$1,443,883	$934,617	$(116,001)	$(33,940)	$2,311,743
Net income					209,750			209,750
Other comprehensive income							32,423	32,423
Stock compensation costs				11,567				11,567
Tax benefit from stock compensation plans, net				461				461
Issuance of 299,964 shares of common stock pursuant to various stock compensation plans and agreements				3,136				3,136
Issuance of 26,151 shares pursuant to Director retainer fee				570				570
Cancellation of 154,508 shares of common stock due to forfeitures of issued restricted stock				2,653		(2,653)		—
130,577 shares of restricted stock surrendered due to employee tax liability						(2,867)		(2,867)
Preferred stock dividends					(5,142)			(5,142)
Common stock dividends					(43,482)			(43,482)
Purchase of 9,068,105 shares of treasury stock pursuant to the Stock Repurchase Program						(199,950)		(199,950)
BALANCE, SEPTEMBER 30, 2012	$—	$83,027	$157	$1,462,270	$1,095,743	$(321,471)	$(1,517)	$2,318,209

BALANCE, JANAURY 1, 2013	$—	$83,027	$157	$1,464,739	$1,151,828	$(322,298)	$4,669	$2,382,122
Net income					219,263			219,263
Other comprehensive loss							(29,847)	(29,847)
Stock compensation costs				9,263				9,263
Tax benefit from stock compensation plans, net				3,301				3,301
Issuance of 285,921 shares of common stock pursuant to various stock compensation plans and agreements				2,112				2,112
Issuance of 19,998 shares pursuant to Director retainer fee				630				630
Cancellation of 58,929 shares of common stock due to forfeitures of issued restricted stock				1,039		(1,039)		—
368,932 shares of restricted stock surrendered due to employee tax liability						(9,049)		(9,049)
Preferred stock dividends					(3,428)			(3,428)
Common stock dividends					(62,499)			(62,499)
Conversion of 85,710 shares of Series A preferred stock into 5,594,080 shares of common stock		(83,027)	6	83,021				—
Purchase of 8,026,807 shares of treasury stock pursuant to the Stock Repurchase Program						(199,992)		(199,992)
BALANCE, SEPTEMBER 30, 2013	$—	$—	$163	$1,564,105	$1,305,164	$(532,378)	$(25,178)	$2,311,876

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$219,263	$209,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,907	58,978
(Accretion) of discount and amortization of premiums, net	(180,119)	(152,297)
Decrease in FDIC indemnification asset and receivable	154,260	72,520
Stock compensation costs	9,893	12,137
Deferred tax expense	34,107	12,131
Provision for loan losses	16,898	52,100
Impairment on other real estate owned	2,102	13,342
Net gain on sales of investment securities, loans and other assets	(23,354)	(22,654)
Prepayment penalty for Federal Home Loan Bank advances, net	—	3,699
Originations and purchases of loans held for sale	(99,258)	(58,237)
Proceeds from sales of loans held for sale	6,272	—
Net proceeds from FDIC shared-loss agreements	51,890	83,801
Net change in accrued interest receivable and other assets	83,335	(71,753)
Net change in accrued expenses and other liabilities	(47,735)	(15,983)
Other net operating activities	(6,121)	(3,293)
Total adjustments	72,077	(15,509)
Net cash provided by operating activities	291,340	194,241
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans	(1,549,830)	88,965
Short-term investments	73,286	(285,167)
Federal funds sold	—	(20,000)
Purchases of:
Securities purchased under resale agreements	(450,000)	(750,000)
Investment securities available-for-sale	(1,113,667)	(1,250,317)
Loans receivable	(577,811)	(371,352)
Premises and equipment	(87,443)	(5,826)
Investments in affordable housing partnerships and other investments	(25,860)	(45,500)
Proceeds from sale of:
Investment securities available-for-sale	386,108	1,130,024
Loans receivable	184,679	61,979
Loans held for sale originated for investment	—	338,022
Other real estate owned	47,892	76,239
Premises and equipment	1,818	12
Repayments, maturities and redemptions of investment securities available-for-sale	376,593	999,518
Paydowns, maturities and termination of securities purchased under resale agreements	600,000	436,434
Redemption of Federal Home Loan Bank stock	31,849	18,943
Other net investing activities	(210)	(360)
Net cash (used in) provided by investing activities	(2,102,596)	421,614
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	2,049,786	213,425
Short-term borrowings	(20,000)	(25,208)
Proceeds from:
Increase in long-term borrowing	50,000	—
Issuance of common stock pursuant to various stock plans and agreements	2,112	3,136
Payment for:
Repayment of FHLB advances	—	(57,615)
Modification of Federal Home Loan Bank advances	—	(37,678)
Repayment of long-term debt	—	(75,000)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	(199,992)	(199,950)
Cash dividends	(65,625)	(48,472)
Other net financing activities	(5,748)	(2,406)
Net cash provided by (used in) financing activities	1,810,533	(229,768)
Effect of exchange rate changes on cash and cash equivalents	—	(900)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(723)	385,187
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,323,106	1,431,185
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,322,383	$1,816,372
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$84,643	$104,829
Income tax payments, net of refunds	118,408	188,739
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	13,912	148,755
Transfers to other real estate owned	33,685	62,755
Conversion of preferred stock to common stock	83,027	—
Loans to facilitate sales of other real estate owned and short sales	139	3,060
Loans to facilitate sales of loans	—	1,018

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

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Events subsequent to the condensed consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of September 30, 2013 and December 31, 2012. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers for assets measured on a recurring basis in and out of Levels 1 and 3 or Levels 2 and 3 during the first nine months of 2013 and 2012.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of September 30, 2013
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$525,707	$525,707	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	403,061	—	403,061	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	179,258	—	179,258	—
Residential mortgage-backed securities	977,950	—	977,950	—
Municipal securities	250,006	—	250,006	—
Other residential mortgage-backed securities:
Investment grade	14,692	—	14,692	—
Other commercial mortgage-backed securities:
Investment grade	51,293	—	51,293	—
Corporate debt securities:
Investment grade	465,928	—	465,928	—
Non-investment grade	14,942	—	8,810	6,132
Other securities	9,924	—	9,924	—
Total investment securities available-for-sale	$2,892,761	$525,707	$2,360,922	$6,132
Foreign exchange options	$5,955	$—	$5,955	$—
Interest rate swaps	25,931	—	25,931	—
Short-term foreign exchange contracts	4,068	—	4,068	—
Derivative liabilities	(38,552)	—	(35,041)	(3,511)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2012
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$460,677	$460,677	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	197,855	—	197,855	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	180,665	—	180,665	—
Residential mortgage-backed securities	1,144,085	—	1,144,085	—
Municipal securities	167,093	—	167,093	—
Other commercial mortgage-backed securities:
Investment grade	17,084	—	17,084	—
Corporate debt securities:
Investment grade	411,983	—	411,983	—
Non-investment grade	17,417	—	12,617	4,800
Other securities	10,170	—	10,170	—
Total investment securities available-for-sale	$2,607,029	$460,677	$2,141,552	$4,800
Foreign exchange options	$5,011	$—	$5,011	$—
Interest rate swaps	36,943	—	36,943	—
Short-term foreign exchange contracts	896	—	896	—
Derivative liabilities	(42,060)	—	(39,008)	(3,052)

Assets measured at fair value on a nonrecurring basis using significant unobservable inputs include certain impaired loans and OREO. The inputs and assumptions for nonrecurring Level 3 fair value measurements for impaired loans and OREO include adjustments to external and internal appraisals for change in the market, assumptions by appraiser embedded into appraisals, probability weighting of brokered price opinions, and management’s adjustments for other relevant factors and market trends.

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended September 30, 2013
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	September 30,	Assets	Inputs	Inputs	September 30,
	2013	(Level 1)	(Level 2)	(Level 3)	2013
	(In thousands)
Non-covered impaired loans:
Total residential	$10,980	$—	$—	$10,980	$(96)
Total commercial real estate	33,486	—	—	33,486	1,412
Total commercial and industrial	14,370	—	—	14,370	(7,172)
Total consumer	—	—	—	—	—
Total non-covered impaired loans	$58,836	$—	$—	$58,836	$(5,856)
Non-covered OREO	$300	$—	$—	$300	$(17)
Covered OREO (1)	$2,250	$—	$—	$2,250	$(219)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended September 30, 2012
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	September 30,	Assets	Inputs	Inputs	September 30,
	2012	(Level 1)	(Level 2)	(Level 3)	2012
	(In thousands)
Non-covered impaired loans:
Total residential	$24,978	$—	$—	$24,978	$(4,509)
Total commercial real estate	13,671	—	—	13,671	(6,414)
Total commercial and industrial	9,557	—	—	9,557	(1,379)
Total consumer	—	—	—	—	—
Total non-covered impaired loans	$48,206	$—	$—	$48,206	$(12,302)
Non-covered OREO	$5,528	$—	$—	$5,528	$(1,470)
Covered OREO (1)	$8,688	$—	$—	$8,688	$(1,597)

(1)       Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $219 thousand in losses, or $44 thousand, and 20% of the $1.6 million in losses, or $319 thousand, for the three months ended September 30, 2013 and 2012, respectively.

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Nine Months Ended September 30, 2013
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Nine Months Ended
	September 30,	Assets	Inputs	Inputs	September 30,
	2013	(Level 1)	(Level 2)	(Level 3)	2013
	(In thousands)
Non-covered impaired loans:
Total residential	$9,257	$—	$—	$9,257	$(677)
Total commercial real estate	23,201	—	—	23,201	(1,706)
Total commercial and industrial	19,938	—	—	19,938	(8,599)
Total consumer	286	—	—	286	(112)
Total non-covered impaired loans	$52,682	$—	$—	$52,682	$(11,094)
Non-covered OREO	$12,998	$—	$—	$12,998	$(1,420)
Covered OREO (1)	$12,780	$—	$—	$12,780	$(1,344)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Nine Months Ended September 30, 2012
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Nine Months Ended
	September 30,	Assets	Inputs	Inputs	September 30,
	2012	(Level 1)	(Level 2)	(Level 3)	2012
	(In thousands)
Non-covered impaired loans:
Total residential	$31,090	$—	$—	$31,090	$(6,660)
Total commercial real estate	24,730	—	—	24,730	(8,527)
Total commercial and industrial	9,835	—	—	9,835	(9,827)
Total consumer	379	—	—	379	(321)
Total non-covered impaired loans	$66,034	$—	$—	$66,034	$(25,335)
Non-covered OREO	$7,286	$—	$—	$7,286	$(4,145)
Covered OREO (1)	$15,919	$—	$—	$15,919	$(9,286)
Loans held for sale	$—	$—	$—	$—	$(4,730)

(1)       Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $1.3 million in losses, or $269 thousand, and 20% of the $9.3 million in losses, or $1.9 million, for the nine months ended September 30, 2013 and 2012, respectively.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2013 and 2012:

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Opening balance, July 1, 2013	$5,517	$(3,257)
Total gains or (losses) for the period: (1)
Included in earnings	—	(254)
Included in other comprehensive income (unrealized) (2)	619	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(4)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, September 30, 2013	$6,132	$(3,511)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of September 30, 2013	$—	$254

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Opening balance, July 1, 2012	$2,422	$(2,814)
Total gains or (losses) for the period: (1)
Included in earnings	—	(120)
Included in other comprehensive income (unrealized) (2)	1,428	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(1)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, September 30, 2012	$3,849	$(2,934)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of September 30, 2012	$—	$120

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

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2013	$4,800	$(3,052)
Total gains or (losses) for the period: (1)
Included in earnings	—	(459)
Included in other comprehensive income (unrealized) (2)	1,406	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(74)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, September 30, 2013	$6,132	$(3,511)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of September 30, 2013	$—	$459

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2012	$2,235	$(2,634)
Total gains or (losses) for the period: (1)
Included in earnings	(99)	(300)
Included in other comprehensive income (unrealized) (2)	1,758	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(45)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, September 30, 2012	$3,849	$(2,934)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of September 30, 2012	$99	$300

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

For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit risk and liquidity risk premium, specific nonperformance, and default experience in the collateral underlying the securities. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for credit risk and liquidity risk. The actual Level 3 unobservable assumption rates used as of September 30, 2013 include: a constant prepayment rate of 0% for year 1-5 and 1% thereafter, a constant default rate of 1.2% for year 1-5 and 0.75% thereafter, and a recovery assumption of 0% for existing deferrals/defaults and 15% for future deferrals with a recovery lag of 60 months. Losses arising during the period, if any, are recognized in noninterest income.

Derivative Liabilities — The Company’s derivative liabilities include derivatives payable that fall within Level 3 and all other derivative liabilities which fall within Level 2. The derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CDs pay interest based on changes in either the Chinese currency Renminbi (“RMB”) or the Hang Seng China Enterprises Index (“HSCEI”), as designated, and are included in interest-bearing deposits on the condensed consolidated balance sheets. CDs paying interest based on changes in the HSCEI matured during the fourth quarter of 2012. The fair value of these embedded derivatives is based on the income approach. The payable is divided by the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion the Company applied a risk premium comparable to an agency security risk premium. For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on our institutional credit rating, which resulted in a $1.3 million adjustment to the valuation of the derivative liabilities for the nine months ended September 30, 2013. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable. The actual Level 3 unobservable input used as of September 30, 2013 was a credit risk adjustment with a range of 1.08% to 1.15%. The Level 2 derivative liabilities are mostly comprised of the offsetting interest rate swaps with other counterparties. Refer to “Interest Rate Swaps” within this footnote for complete discussion.

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

Foreign Exchange Options — The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the foreign exchange options for the nine months ended September 30, 2013. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps — The Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company has also entered into pay-variable, receive-fixed swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the interest rate swaps for the nine months ended September 30, 2013. The valuation of the interest rate swap falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Short-term Foreign Exchange Contracts — The Company entered into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations. The Company enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company does not assume any foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The fair value is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts for the nine months ended September 30, 2013. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Impaired Loans — We evaluate loan impairment according to the provisions of ASC 310-10-35, Receivables-Overall - Subsequent Measurement. Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged-off against the allowance for loan losses. Also, in accordance with ASC 310-10-35, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

The Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received. Appraisals are obtained from third party appraisers and reviewed by management. Evaluations are obtained from third-parties or prepared internally and are also reviewed by management. Updated appraisals and evaluations are obtained on a regular basis or as necessary. Further, on a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate. In calculating the discount to be applied to an appraisal or evaluation, if necessary, the Company considers the location of collateral, the property type, and third party comparable sales. If it is assessed by management that the current value is not appropriate, adjustments to the carrying value will be calculated and a charge-off or a specific valuation allowance may be recorded to reduce the loan to the appropriate adjusted carrying value. The fair values may be adjusted as needed based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. Impaired loans are classified as Level 3 assets in the fair value hierarchy.

Other Real Estate Owned — The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans and are recorded at estimated fair value less cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department, or OREO department. Updated appraisals and evaluations are obtained on a regular basis or at least annually. Further, on a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate. In calculating the discount to be applied to an appraisal or evaluation, if necessary, the Company considers the location of collateral, the property type, and third party comparable sales. If it is assessed by management that the current value is not appropriate, adjustments to the carrying value will be calculated and a charge-off may be taken to reduce the OREO to the appropriate adjusted carrying value. The fair values may be adjusted as needed based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. OREO properties are classified as Level 3 assets in the fair value hierarchy.

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

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Carrying		Carrying
	Amount or		Amount or
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,322,383	$1,322,383	$1,323,106	$1,323,106
Short-term investments	293,092	293,092	366,378	366,378
Securities purchased under resale agreements	1,300,000	1,282,855	1,450,000	1,442,302
Investment securities available-for-sale	2,892,761	2,892,761	2,607,029	2,607,029
Loans held for sale	232,309	240,648	174,317	180,349
Loans receivable, net	16,698,291	15,914,095	14,645,785	14,743,218
Investment in Federal Home Loan Bank stock	75,426	75,426	107,275	107,275
Investment in Federal Reserve Bank stock	48,212	48,212	48,003	48,003
Accrued interest receivable	113,350	113,350	94,837	94,837
Foreign exchange options	85,614	5,955	85,614	5,011
Interest rate swaps	1,496,204	25,931	1,190,793	36,943
Short-term foreign exchange contracts	291,876	4,068	112,459	896
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	14,448,785	14,448,785	12,187,740	12,187,740
Time deposits	5,910,355	5,955,631	6,121,614	6,115,530
Federal Home Loan Bank advances	314,557	307,998	312,975	333,060
Securities sold under repurchase agreements	995,000	1,153,869	995,000	1,173,830
Other borrowings	—	—	20,000	20,000
Accrued interest payable	10,509	10,509	10,855	10,855
Long-term debt	187,178	141,092	137,178	83,762
Derivative liabilities	1,929,944	38,552	1,392,494	42,060

The following table shows the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the condensed consolidated balance sheets at fair value at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,322,383	$1,322,383	$—	$—
Short-term investments	293,092	—	293,092	—
Securities purchased under resale agreements	1,282,855	—	1,282,855	—
Loans held for sale	240,648	—	240,648	—
Loans receivable, net	15,914,095	—	—	15,914,095
Investment in Federal Home Loan Bank stock	75,426	—	75,426	—
Investment in Federal Reserve Bank stock	48,212	—	48,212	—
Accrued interest receivable	113,350	—	113,350	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	14,448,785	—	14,448,785	—
Time deposits	5,955,631	—	—	5,955,631
Federal Home Loan Bank advances	307,998	—	307,998	—
Securities sold under repurchase agreements	1,153,869	—	1,153,869	—
Other borrowings	—	—	—	—
Accrued interest payable	10,509	—	10,509	—
Long-term debt	141,092	—	141,092	—

	December 31, 2012
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,323,106	$1,323,106	$—	$—
Short-term investments	366,378	—	366,378	—
Securities purchased under resale agreements	1,442,302	—	1,442,302	—
Loans held for sale	180,349	—	180,349	—
Loans receivable, net	14,743,218	—	—	14,743,218
Investment in Federal Home Loan Bank stock	107,275	—	107,275	—
Investment in Federal Reserve Bank stock	48,003	—	48,003	—
Accrued interest receivable	94,837	—	94,837	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	12,187,740	—	12,187,740	—
Time deposits	6,115,530	—	—	6,115,530
Federal Home Loan Bank advances	333,060	—	333,060	—
Securities sold under repurchase agreements	1,173,830	—	1,173,830	—
Other borrowings	20,000	—	20,000	—
Accrued interest payable	10,855	—	10,855	—
Long-term debt	83,762	—	83,762	—

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

Securities Sold Under Repurchase Agreements — For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At September 30, 2013 and December 31, 2012, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates, and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

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

NOTE 4 — STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2013, total compensation expense recognized in the condensed consolidated statements of income related to both stock options and restricted stock awards reduced income before taxes by $3.4 million and $9.3 million, respectively, and net income by $2.0 million and $5.4 million, respectively.

During the three and nine months ended September 30, 2012, total compensation expense recognized in the condensed consolidated statements of income related to both stock options and restricted stock awards reduced income before taxes by $3.8 million and $11.6 million, respectively, and net income by $2.2 million and $6.7 million, respectively.

The Company received $1.5 million and $2.7 million during the nine months ended September 30, 2013 and September 30, 2012, respectively, in cash proceeds from stock option exercises. The net tax benefit recognized in equity for stock compensation plans was $3.3 million and $461 thousand for the nine months ended, September 30, 2013 and September 30, 2012, respectively.

As of September 30, 2013, there are 4,156,275 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the nine months ended September 30, 2013 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at beginning of period	677,708	$28.41
Granted	—	—
Exercised	(82,732)	18.06
Expired	(169,977)	37.32
Outstanding at end of period	424,999	$26.86	1.06 years	$3,110
Vested or expected to vest at end of period	424,999	$26.86	1.06 years	$3,110
Exercisable at end of period	424,999	$26.86	1.06 years	$3,110

A summary of changes in unvested stock options and related information for the nine months ended September 30, 2013 is presented below:

		Weighted Average
		Grant Date Fair Value
	Shares	(per share)
Unvested at January 1, 2013	14,502	$3.00
Granted	—	—
Vested	(14,502)	3.00
Forfeited	—	—
Unvested at September 30, 2013	—	$—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 1) the expected term (estimated period of time outstanding) of stock options granted is estimated using the historical exercise behavior of employees; 2) the expected volatility is based on historical volatility for a period equal to the stock option’s expected term; 3) the expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant; and 4) the risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term. The Company did not issue any stock options during the nine months ended September 30, 2013 and 2012.

During the three and nine months ended September 30, 2013 and 2012, information related to stock options is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average grant date fair value of stock options granted during the period (1)	N/A	N/A	N/A	N/A
Total intrinsic value of options exercised (in thousands)	$388	$123	$812	$978
Total fair value of options vested (in thousands) (2)	$—	$—	$363	$3,672

(1)       The Company did not issue any stock options during the three and nine months ended September 30, 2013 and 2012.

(2)       Stock options were fully vested during the first quarter of 2013.

As of September 30, 2013, all stock options are fully vested and all compensation cost related to stock options have been recognized.

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

A summary of the activity for the Company’s time-based and performance-based restricted stock awards as of September 30, 2013, including changes during the nine months then ended, is presented below:

	September 30, 2013
	Restricted Stock Awards
	Time-Based		Performance-Based
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,512,396	$16.30	694,838	$22.43
Granted	51,581	26.61	477,165	25.25
Vested	(760,701)	15.81	(171,648)	22.59
Forfeited	(61,795)	17.89	(36,877)	23.98
Outstanding at end of period	741,481	$17.38	963,478	$23.74

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of time-based restricted stock awards granted during the period ended September 30, 2013 and 2012 were $26.61 and $21.81, respectively. The weighted average fair value of performance-based restricted stock awards granted during the nine months ended September 30, 2013 and 2012 were $25.25 and $22.05, respectively. The total fair value of time-based restricted stock awards vested for the three months ended September 30, 2013 and 2012 was $1.6 million and $1.1 million, respectively. The total fair value of time-based restricted stock awards vested for the nine months ended September 30, 2013 and 2012 was $18.7 million and $3.1 million, respectively. The total fair value of performance-based restricted stock awards vested during the three months ended September 30, 2013 and 2012 was a nominal amount and $2.8 million, respectively.  The total fair value of performance-based restricted stock awards vested during the nine months ended September 30, 2013 and 2012 was $4.4 million and $4.7 million, respectively.

As of September 30, 2013, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $5.2 million and $15.3 million, respectively. This cost is expected to be recognized over a weighted average period of 1.5 years and 2.0 years, respectively.

NOTE 5 — INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
As of September 30, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$527,847	$420	$(2,560)	$525,707
U.S. Government agency and U.S. Government sponsored enterprise debt securities	411,135	577	(8,651)	403,061
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	181,555	1,219	(3,516)	179,258
Residential mortgage-backed securities	981,949	9,451	(13,450)	977,950
Municipal securities	265,214	1,202	(16,410)	250,006
Other residential mortgage-backed securities:
Investment grade	15,489	—	(797)	14,692
Other commercial mortgage-backed securities:
Investment grade	51,000	293	—	51,293
Corporate debt securities:
Investment grade	471,407	913	(6,392)	465,928
Non-investment grade (1)	20,679	36	(5,773)	14,942
Other securities	10,015	—	(91)	9,924
Total investment securities available-for-sale	$2,936,290	$14,111	$(57,640)	$2,892,761

As of December 31, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$459,613	$1,135	$(71)	$460,677
U.S. Government agency and U.S. Government sponsored enterprise debt securities	197,264	673	(82)	197,855
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	174,036	6,665	(36)	180,665
Residential mortgage-backed securities	1,123,880	20,883	(678)	1,144,085
Municipal securities	163,333	4,491	(731)	167,093
Other commercial mortgage-backed securities:
Investment grade	16,999	85	—	17,084
Corporate debt securities:
Investment grade	429,318	237	(17,572)	411,983
Non-investment grade (1)	24,620	355	(7,558)	17,417
Other securities	9,955	215	—	10,170
Total investment securities available-for-sale	$2,599,018	$34,739	$(26,728)	$2,607,029

(1)             For the nine months ended September 30, 2013, the Company did not record any OTTI. The Company recorded $99 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income for the year ended December 31, 2012.

The Company did not have any investment securities held-to-maturity as of September 30, 2013 and December 31, 2012.

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

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the periods shown:

	Three Months Ended
	September 30,
	2013	2012
	(In thousands)
Beginning balance, July 1,	$115,511	$115,511
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—
Reduction for securities sold	—	—
Ending balance	$115,511	$115,511

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Beginning balance, January 1,	$115,511	$115,412
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	99
Reduction for securities sold	—	—
Ending balance	$115,511	$115,511

During the three months ended September 30, 2013, the Company recorded $1.1 million of gross gains and no gross losses resulting in a net income statement impact of $1.1 million of gain on sale of investment securities. During the three months ended September 30, 2012, the Company recorded $102 thousand of gross gains and $9 thousand of gross losses resulting in a net income statement impact of $93 thousand of gain on sale of investment securities. The tax expense on the sale of investment securities available-for-sale amounted to $455 thousand and $39 thousand for the three months ended September 30, 2013 and 2012, respectively. Total net proceeds for these sales were $60.4 million and $32.8 million for the three months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, the Company recorded $12.0 million of gross gains and no gross losses resulting in a net income statement impact of $12.0 million of gain on sale of investment securities. During the nine months ended September 30, 2012, the Company recorded $28.1 million of gross gains and $27.4 million of gross losses resulting in a net income statement impact of $647 thousand of gain on sale of investment securities. The tax expense on the sale of investment securities available-for-sale amounted to $5.0 million and $272 thousand for the nine months ended September 30, 2013 and 2012, respectively. Total net proceeds for these sales were $386.1 million and $1.13 billion for the nine months ended September 30, 2013 and 2012, respectively.

The following tables show the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2013 and December 31, 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of September 30, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$310,061	$(2,560)	$—	$—	$310,061	$(2,560)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	275,999	(8,651)	—	—	275,999	(8,651)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	136,408	(3,516)	—	—	136,408	(3,516)
Residential mortgage-backed securities	572,399	(12,767)	25,511	(683)	597,910	(13,450)
Municipal securities	180,857	(16,410)	—	—	180,857	(16,410)
Other residential mortgage-backed securities:
Investment grade	14,692	(797)	—	—	14,692	(797)
Other commercial mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Corporate debt securities:
Investment grade	287,598	(2,594)	86,201	(3,798)	373,799	(6,392)
Non-investment grade	—	—	14,285	(5,773)	14,285	(5,773)
Other securities	9,917	(91)	—	—	9,917	(91)
Total investment securities available-for-sale	$1,787,931	$(47,386)	$125,997	$(10,254)	$1,913,928	$(57,640)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of December 31, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$95,232	$(71)	$—	$—	$95,232	$(71)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	24,912	(82)	—	—	24,912	(82)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	10,013	(36)	—	—	10,013	(36)
Residential mortgage-backed securities	215,826	(678)	—	—	215,826	(678)
Municipal securities	48,363	(731)	—	—	48,363	(731)
Other commercial mortgage-backed securities:
Investment grade	—	—	—	—	—	—
Corporate debt securities:
Investment grade	225,819	(5,391)	182,697	(12,181)	408,516	(17,572)
Non-investment grade	—	—	12,574	(7,558)	12,574	(7,558)
Other securities	—	—	—	—	—	—
Total investment securities available-for-sale	$620,165	$(6,989)	$195,271	$(19,739)	$815,436	$(26,728)

Unrealized Losses

The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months are related to municipal, residential agency mortgage-backed and government sponsored debt securities. As of September 30, 2013, the Company had $250.0 million of municipal securities, $978.0 million of residential mortgage-backed securities available-for-sale and $403.1 million agency securities available-for-sale, representing 9%, 34% and 14% of the total investment securities available-for-sale portfolio, respectively. As of December 31, 2012, the Company had $167.1 million of municipal securities and $1.14 billion of residential mortgage-backed securities available-for-sale, representing 6% and 44% of the total investment securities available-for-sale portfolio, respectively.

As of September 30, 2013, there were 13 individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 5 positions in non-investment grade trust preferred securities with a total fair value of $14.3 million, 4 investment grade corporate debt securities with a fair value of $86.2 million and 4 residential agency mortgage-backed securities with a fair value of $25.5 million. The unrealized losses on these securities are primarily attributed to the rise in interest rates, together with the widened liquidity spread and credit spread. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their current amortized cost basis.

As of September 30, 2013, there were also 258 securities, not including the 13 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position for less than twelve months include 105 municipal securities, 71 residential agency mortgage-backed securities, 11 government sponsored debt securities, 21 commercial agency mortgage-backed securities, 15 investment grade corporate debt securities, 30 U.S. Treasury securities, 2 other residential mortgage-backed securities and 3 other securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated and as long term rates increased. As a result there was a greater unrealized loss impact to the portfolio. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their current amortized cost basis. As such, the Company does not deem any of the securities as of September 30, 2013 to be other-than-temporarily impaired.

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

Corporate Debt Securities

As of September 30, 2013, the unrealized losses related to securities that have been in a continuous loss position of twelve months or longer are related to 5 positions in non-investment grade trust preferred debt securities, 4 residential agency mortgage-backed securities and 4 investment grade corporate debt securities. As of September 30, 2013, these 5 positions in trust preferred securities had an estimated fair value of $14.3 million, representing approximately 1% of the total investment securities available-for-sale portfolio. As of September 30, 2013, these non-investment grade trust preferred debt securities had gross unrealized losses amounting to $5.8 million, or 29% of the total amortized cost basis of these securities. We did not record an impairment loss on our portfolio of pooled trust preferred securities during the first nine months of 2013. In comparison, as of September 30, 2012, we had $3.9 million in unrealized losses on securities that are not other-than-temporarily impaired and $5.1 million in noncredit-related impairment losses on securities that are other-than-temporarily impaired as of September 30, 2012 pursuant to the provisions of ASC 320-10-65. We recorded an impairment loss of $99 thousand on our portfolio of pooled trust preferred securities during the first nine months of 2012 for additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized.

The scheduled maturities of investment securities at September 30, 2013 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due within one year	$432,193	$421,173
Due after one year through five years	583,568	579,679
Due after five years through ten years	675,385	656,069
Due after ten years	1,245,144	1,235,840
Total investment securities available-for-sale	$2,936,290	$2,892,761

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS AND BALANCE SHEET OFFSETTING

The following table summarizes the fair value and balance sheet classification of derivative instruments as of September 30, 2013 and December 31, 2012. The notional amount of the contract is not recorded on the condensed consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If the counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset. The valuation methodology of derivative instruments is disclosed in Note 3 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

	Fair Values of Derivative Instruments
	September 30, 2013			December 31, 2012
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (1)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$105,000	$—	$8,312	$50,000	$—	$1,521
Total derivatives designated as hedging instruments	$105,000	$—	$8,312	$50,000	$—	$1,521

Derivatives not designated as hedging instruments:
Foreign exchange options	$85,614	$5,955	$3,511	$85,614	$5,011	$3,052
Interest rate swaps	1,496,204	25,931	24,675	1,190,793	36,943	36,799
Short-term foreign exchange contracts	291,876	4,068	2,054	112,459	896	688
Total derivatives not designated as hedging instruments	$1,873,694	$35,954	$30,240	$1,388,866	$42,850	$40,539

(1)            Derivative assets, which are a component of other assets, include the estimated settlement of the derivative asset position. Derivative liabilities, which are a component of other liabilities and deposits, include the estimated settlement of the derivative liability position.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit — The Company is exposed to changes in the fair value of certain of its fixed rate certificates of deposit due to changes in the benchmark interest rate, LIBOR. In the first nine months of 2013, the Company entered into three receive-fixed, pay-variable interest rate swaps and one receive-fixed pay-variable interest rate swap -steepener, with major brokerage firms, with a total notional amount of $55.0 million. The interest rate swaps were entered into as a fair value hedge of three fixed rate certificates of deposit and one fixed/variable certificate of deposit, for a total amount of $55.0 million, with the same maturity dates. Interest rate swaps designated as fair value hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

As of September 30, 2013 and December 31, 2012 the total notional amount of the interest rate swaps on the certificates of deposit was $105.0 million and $50.0 million, respectively. The fair value of the interest rate swaps amounted to an $8.3 million and $1.5 million liability, respectively, as of September 30, 2013 and December 31, 2012.  During the three and nine months ended September 30, 2013, the Company recognized a net reduction of $514 thousand and $817 thousand, respectively, in expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $894 thousand and $1.8 million, respectively, for the three and nine months ended September 30, 2013 related to net settlements on the derivatives.

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

As of September 30, 2013 and December 31, 2012, the notional amount of the foreign exchange options totaled $85.6 million. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $6.0 million asset and a $3.5 million liability, as of September 30, 2013. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $5.0 million asset and a $3.1 million liability, as of December 31, 2012. The Company did not deliver collateral, in the form of securities to counterparty institutions as of September 30, 2013. The Company delivered collateral, in the form of securities to counterparty institutions, valued at $940 thousand, for foreign exchange option contracts that were in a net liability position as of December 31, 2012.

Interest Rate Swaps — Since the fourth quarter of 2010, the Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to economically hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company does not assume any interest rate risk since the swap agreements mirror each other. As of September 30, 2013 the total notional amount of the interest rate swaps, including mirror transactions, with the institutional counterparties and the bank customers totaled $1.50 billion asset and $1.57 billion liability. In comparison, as of December 31, 2012, the total notional amount of the interest rate swaps, including mirror transactions, with the institutional counterparties and the bank customers totaled $1.19 billion asset and $1.19 billion liability. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the condensed consolidated statements of income.

The fair values of the interest rate swap contracts with the institutional counterparties and the bank customers amounted to a $25.9 million asset and a $24.7 million liability, as of September 30, 2013. The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $36.9 million asset and a $36.8 million liability, as of December 31, 2012.

Short-term Foreign Exchange Contracts — The Company also enters into short-term forward foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of September 30, 2013 and December 31, 2012 the notional amount of the foreign exchange contracts totaled $291.9 million and $112.5 million, respectively. The fair values of the foreign exchange contracts amounted to a $4.1 million asset and a $2.1 million liability, as of September 30, 2013. The fair values of the foreign exchange contracts amounted to an $896 thousand asset and a $688 thousand liability, as of December 31, 2012. The gross aggregate value of the short-term foreign exchange contracts by counterparty was a asset of $1.6 million as of September 30, 2013 and an asset of $495 thousand as of December 31, 2012.

The table below presents the effect of the change in fair value for the Company’s derivative financial instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012:

	Location in	Three Months Ended		Nine Months Ended
	Condensed Consolidated	September 30,		September 30,
	Statements of Income	2013	2012	2013	2012
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value	Interest expense	$(1,481)	$(741)	$(6,196)	$(399)
	Total net (expense) income	$(1,481)	$(741)	$(6,196)	$(399)
Derivatives not designated as hedging instruments
Equity swap agreements	Noninterest expense	$—	$—	$—	$2
Foreign exchange options	Noninterest income	234	(28)	472	83
Foreign exchange options	Noninterest expense	7	16	13	90
Interest rate swaps	Noninterest income	(968)	296	1,112	(12)
Short-term foreign exchange contracts	Noninterest income	2,568	(20)	1,806	131
	Total net income (expense)	$1,841	$264	$3,403	$294

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

Balance Sheet Offsetting — The Company has entered into agreements with all counterparty financial institutions, which include master netting agreements.  However, the Company elects to account for all derivatives with counterparty institutions on a gross basis, excluding the foreign exchange options which are not under agreements that include master netting terms. The Company has also entered into securities purchased under resale agreements (“resale agreements”), and securities sold under agreements to repurchase (“repurchase agreements”) which have master netting agreements that allow for the netting of collateral positions. These repurchase and resale agreements of securities are not eligible for offset in the consolidated balance sheet.

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

The Company delivered collateral, in the form of securities to counterparty institutions, for derivatives that were in a net liability position as of September 30, 2013 and December 31, 2012 (refer to the table below). Under the Dodd-Frank legislation, as of June 10, 2013, the Company must clear all LIBOR interest rate swaps through a clearing house. As such the Company is required to pledge cash collateral for the margin. As of September 30, 2013 the Company posted $264 thousand of cash collateral. As of December 31, 2012, the Company did not receive or pledge cash collateral and there were no net asset positions with respect to collateral.

	As of September 30, 2013
	(In thousands)
		Gross Amounts Offset in the Condensed	Net Amounts of Assets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Consolidated Balance Sheets	Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received	Net Amount
Assets
Derivatives	$8,224	$—	$8,224	$(5,363)	$(2,861)	$—
Resale Agreements	$1,400,000	$—	$1,400,000	$(545,000)	$(855,000)	$—

	Gross Amounts of	Gross Amounts Offset in the Condensed	Net Amounts of Liabilities	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Recognized Liabilities	Consolidated Balance Sheets	Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Posted	Net Amount
Liabilities
Derivatives	$29,722	$—	$29,722	$(5,363)	$(24,359)	$—
Repurchase Agreements	$995,000	$—	$995,000	$(545,000)	$(450,000)	$—

	As of December 31, 2012
	(In thousands)
		Gross Amounts Offset in the Condensed	Net Amounts of Assets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Consolidated Balance Sheets	Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received	Net Amount
Assets
Derivatives	$992	$—	$992	$(366)	$(626)	$—
Resale Agreements	$1,750,000	$—	$1,750,000	$(545,000)	$(1,205,000)	$—

	Gross Amounts of	Gross Amounts Offset in the Condensed	Net Amounts of Liabilities	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Recognized Liabilities	Consolidated Balance Sheets	Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Posted	Net Amount
Liabilities
Derivatives	$38,513	$—	$38,513	$(366)	$(38,147)	$—
Repurchase Agreements	$995,000	$—	$995,000	$(545,000)	$(450,000)	$—

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

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of September 30, 2013 and December 31, 2012, the Company’s recorded estimate in the balance sheet, for this liability to the FDIC for WFIB and UCB was $65.9 million and $27.7 million, respectively.

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

The carrying amounts and the composition of the covered loans as of September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Real estate loans:
Residential single-family	$305,357	$362,345
Residential multifamily	456,185	647,440
Commercial and industrial real estate	1,110,227	1,348,556
Construction and land	288,303	417,631
Total real estate loans	2,160,072	2,775,972
Other loans:
Commercial business	454,973	587,333
Other consumer	76,024	87,651
Total other loans	530,997	674,984
Total principal balance	2,691,069	3,450,956
Covered discount	(322,900)	(510,208)
Net valuation of loans	2,368,169	2,940,748
Allowance on covered loans	(8,665)	(5,153)
Total covered loans, net	$2,359,504	$2,935,595

Credit Quality Indicators — At each respective acquisition date, the covered loans were grouped into pools of loans with similar characteristics and risk factors per ASC 310-30. The pools were first developed based on loan categories and performance status. As of September 30, 2013, UCB covered loans represent approximately 94% of total covered loans. For the UCB acquisition, the loans were further segregated among the former UCB domestic, Hong Kong, and China portfolios, representing the three general geographic regions. In addition, the Company evaluated the make-up of geographic regions within the construction, land, and multifamily loan portfolios and further segregated these pools into distressed and non-distressed regions based on our historical experience of real estate loans within the non-covered portfolio. As of the date of acquisition 64% of the UCB portfolio was located in California, 10% was located in Hong Kong and 11% was located in New York. This assessment was factored into the day one valuation and discount applied to the loans. As such, geographic concentration risk is considered in the covered loan discount.

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

The Company acquired UCB and WFIB in 2009 and 2010, respectively. The majority of the covered loan portfolio accounted for under ASC 310-30, is still performing as expected from the day one valuation or better than expected. However, the Company has experienced some concentrated credit deterioration in certain loan pools. Thus, during the first nine months of 2013, due to the concentrated credit deterioration beyond the respective acquisition date fair value of these covered loans under ASC 310-30, a provision for credit losses was recorded through earnings. As of September 30, 2013, there was an allowance of $2.3 million for these loans under ASC 310-30 due to credit deterioration, which resulted from a provision of $2.3 million for the nine months ended September 30, 2013. This $2.3 million in allowance is allocated mainly to the portfolio’s commercial real estate segment.

As of the acquisition date, UCB’s and WFIB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. Included in the following credit quality table are $342.9 million and $431.7 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30 at September 30, 2013 and December 31, 2012, respectively. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $241.5 million of commercial and industrial loans, $58.4 million of commercial real estate loans, $31.2 million of consumer loans and $11.8 million of residential loans. In comparison, at December 31, 2012, these additional advances were within our loan segments as follows: $302.3 million of commercial and industrial loans, $83.4 million of commercial real estate loans, $34.5 million of consumer loans and $11.5 million of residential loans.

There were no charges-offs and $1.3 million of charge-offs during the three and nine months ended September 30, 2013, respectively, on loans outside of the scope of ASC 310-30. In comparison, the Company recorded $6.5 million of charge-offs during the three and nine months ended September 30, 2012. The reversal of provision on covered loans outside the scope of ASC 310-30 was $772 thousand for the three months ended September 30, 2013. For the nine months ended September 30, 2013, the company reported a provision of $2.5 million. In comparison, the company recorded a provision on covered loans outside the scope of ASC 310-30 of $5.2 million and $5.7 million, respectively, for the three and nine months ended September 30, 2012. Refer to Note 8 for additional discussion of these covered charge-offs. As of September 30, 2013, $6.4 million, or 2.6%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $6.4 million in allowance is allocated within our loan segments as follows: $3.7 million for commercial and industrial loans, $2.2 million for commercial real estate loans, $376 thousand for consumer loans and $161 thousand for residential loans. At December 31, 2012, $5.2 million, or 2.2% of the total allowance was allocated within our loan segments as follows:  $2.5 million for commercial real estate loans, $2.4 million for commercial and industrial loans, $194 thousand for consumer loans and $87 thousand for residential loans. The $2.3 million allowance for loans under ASC 310-30 discussed above and the $6.4 million in allowance for loans outside the scope of ASC 310-30 together comprise the total covered allowance of $8.7 million or 3.6% of total allowance as of September 30, 2013.

The tables below present the covered loan portfolio by credit quality indicator as of September 30, 2013 and December 31, 2012.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2013
Real estate loans:
Residential single-family	$293,549	$701	$11,107	$—	$305,357
Residential multifamily	414,872	785	40,528	—	456,185
Commercial and industrial real estate	814,378	13,155	276,140	6,554	1,110,227
Construction and land	128,397	11,495	147,514	897	288,303
Total real estate loans	1,651,196	26,136	475,289	7,451	2,160,072
Other loans:
Commercial business	381,222	13,282	60,306	163	454,973
Other consumer	74,176	128	1,720	—	76,024
Total other loans	455,398	13,410	62,026	163	530,997
Total principal balance	$2,106,594	$39,546	$537,315	$7,614	$2,691,069

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2012
Real estate loans:
Residential single-family	$345,568	$982	$15,795	$—	$362,345
Residential multifamily	571,061	8,074	68,305	—	647,440
Commercial and industrial real estate	963,069	10,777	367,869	6,841	1,348,556
Construction and land	170,548	15,135	230,776	1,172	417,631
Total real estate loans	2,050,246	34,968	682,745	8,013	2,775,972
Other loans:
Commercial business	434,138	22,533	130,467	195	587,333
Other consumer	85,534	515	1,602	—	87,651
Total other loans	519,672	23,048	132,069	195	674,984
Total principal balance	$2,569,918	$58,016	$814,814	$8,208	$3,450,956

As of September 30, 2013 and December 31, 2012, $164.3 million and $204.3 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonaccrual loans in accordance with the contractual terms of the individual loans.

The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	September 30,	December 31,
	2013	2012
	(In thousands)
Covered nonaccrual loans(1) (2) (3)	$164,303	$204,310
Covered loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	164,303	204,310
Other real estate owned covered, net	26,940	26,808
Total covered nonperforming assets	$191,243	$231,118

(1)       Covered nonaccrual loans include loans that meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30 and all losses on covered loans are 80% reimbursed by the FDIC.

(2)       Represents principal balance net of discount.

(3)       Includes $26.8 million and $29.6 million of loans at September 30, 2013 and December 31, 2012, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

The following table shows covered TDR loan activity for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Balance at beginning of period	$120,248	$155,388	$157,736	$146,709
Additions	3,453	24,532	29,246	62,859
Sales	—	—	—	—
Transfers to OREO	—	—	—	—
Charge-offs	—	(4,314)	(7,466)	(6,469)
Paydowns/ Reductions	(4,839)	(1,712)	(60,654)	(29,205)
Balance at end of period	$118,862	$173,894	$118,862	$173,894

As of September 30, 2013, we had covered OREO properties with a combined aggregate carrying value of $26.9 million. Approximately 50%, 14% and 13% of covered OREO properties as of September 30, 2013 were located in California, Texas and Washington, respectively. As of December 31, 2012, we had covered OREO properties with an aggregate carrying value of $26.8 million. During the first nine months of 2013, 20 properties with an aggregate carrying value of $22.7 million were added through foreclosure. The carrying value at September 30, 2013 is net of adjustments on covered OREO of $682 thousand. During the first nine months of 2013, we sold 39 covered OREO properties for total proceeds of $25.3 million resulting in a total net gain on sale of $3.4 million.

Changes in the accretable yield for the covered loans are as follows for the periods shown:

	Three Months Ended
	September 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$458,717	$620,468
Additions	—	—
Accretion	(100,596)	(92,704)
Changes in expected cash flows	122,140	10,452
Balance at end of period	$480,261	$538,216

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$556,986	$785,165
Additions	—	—
Accretion	(267,035)	(277,526)
Changes in expected cash flows	190,310	30,577
Balance at end of period	$480,261	$538,216

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

During the third quarter 2013, the estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference) was reduced as the loss on certain loan pools was evaluated and determined to be lower than expected. As a result of the reduction in the nonaccretable yield, the accretable yield increased, as did the amortization of the FDIC indemnification asset. $113.9 million and $153.5 million were reclassified from nonaccretable yield to accretable yield due to changes in loss rate assumptions, for the three and nine months ended September 30, 2013, respectively. There were no changes to loss rate assumptions during the three and nine months ended September 30, 2012. Due to the greater expected collectability on the remaining covered loans, the accrued liability to the FDIC also increased during the third quarter 2013.

From December 31, 2012 to September 30, 2013, excluding scheduled principal payments, a total of $560.6 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $130.7 million related to payoffs and removals offset by charge-offs.

From December 31, 2011 to September 30, 2012, excluding scheduled principal payments, a total of $684.2 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $74.3 million related to payoffs and removals offset by charge-offs.

FDIC Indemnification Asset

Due to the reductions of the nonaccretable difference on the UCB covered loan portfolio, the expected reimbursement from the FDIC under the loss-sharing agreement decreased. As such, the Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset, in line with the improved accretable yield as discussed above. For the three and nine months ended September 30, 2013, the Company recorded $39.1 million and $60.5 million, respectively, of amortization against income, compared to $7.1 million and $24.9 million of amortization for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2013, the Company recorded reductions of $20.6 million and $72.7 million, respectively. For the three and nine months ended September 30, 2012, the Company recorded reductions of $30.9 million and $107.9 million, respectively.

The table below shows FDIC indemnification asset activity for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Balance at beginning of period	$219,942	$409,287	$316,313	$511,135
(Amortization)	(39,109)	(7,060)	(60,491)	(24,918)
Reductions (1)	(20,606)	(30,918)	(72,661)	(107,936)
Estimate of FDIC repayment (2)	(15,193)	(2,836)	(38,127)	(9,808)
Balance at end of period	$145,034	$368,473	$145,034	$368,473

(1)       Reductions relate to charge-offs, partial prepayments, loan payoffs and loan sales which result in a corresponding reduction of the indemnification asset.

(2)     This represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC loss share agreements, due to lower thresholds of losses.

FDIC Receivable

As of September 30, 2013, the FDIC loss-sharing receivable was $38.2 million as compared to $73.1 million as of December 31, 2012. This receivable represents 80% of reimbursable amounts from the FDIC, under the FDIC loss-sharing agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan related expenses and OREO-related expenses. 100% of the loan related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the condensed consolidated balance sheet.

The table below shows FDIC receivable activity for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Balance at beginning of period	$47,125	$69,649	$73,091	$76,646
Net addition due to eligible expense/loss	467	14,011	16,995	70,091
Payment received from the FDIC	(9,396)	(20,724)	(51,890)	(83,801)
Balance at end of period	$38,196	$62,936	$38,196	$62,936

NOTE 8 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans receivable, excluding covered loans (“non-covered loans”) for the periods indicated:

	September 30,	December 31,
	2013	2012
	(In thousands)
Residential:
Single-family	$3,000,923	$2,187,323
Multifamily	976,847	900,708
Total residential	3,977,770	3,088,031
Commercial Real Estate (“CRE”):
Income producing	4,128,494	3,644,035
Construction	121,597	121,589
Land	112,521	129,071
Total CRE	4,362,612	3,894,695
Commercial and Industrial (“C&I”):
Commercial business	4,199,686	3,569,388
Trade finance	681,682	661,877
Total C&I	4,881,368	4,231,265
Consumer:
Student loans	702,291	475,799
Other consumer	675,147	269,083
Total consumer	1,377,438	744,882
Total gross loans receivable, excluding covered loans	14,599,188	11,958,873
Unearned fees, premiums, and discounts, net	(26,165)	(19,301)
Allowance for loan losses, excluding covered loans	(234,236)	(229,382)
Loans receivable, excluding covered loans, net	$14,338,787	$11,710,190

Accrued interest on covered and non-covered loans receivable amounted to $93.2 million and $76.8 million at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, covered and non-covered loans receivable totaling $9.70 billion and $8.88 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Bank offers both fixed and adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $1.26 billion and $504.0 million in new residential single-family loans during the nine months ended September 30, 2013 and 2012, respectively. The Bank also offers both fixed and ARM residential multifamily loan programs. For the nine months ended September 30, 2013 and 2012, the Bank originated $194.2 million and $96.2 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods and ARM single-family loan programs that have three-year, five-year or seven-year initial fixed periods. The Bank originates single-family residential loans where the underwriting criteria is heavily based on a maximum loan to value ratio (generally of 65%) and no or limited verification or documentation of a borrower’s income is obtained.   The Bank considers all of the single-family and multifamily loans originated to be prime loans and the underwriting criteria include maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank has single-family loans with interest-only features which represents approximately less than 1% of total single-family loans at both September 30, 2013 and December 31, 2012. Additionally, the Bank owns residential loans that were purchased several years ago that permit different repayment options. For these loans, there is the potential for negative amortization if the borrower so chooses. These residential loans that permit different repayment options represents approximately less than 1%, of total residential loans at both September 30, 2013 and December 31, 2012. None of these loans were negatively amortizing as of September 30, 2013 and December 31, 2012.

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

Credit Risk and Concentrations — The Company has a concentration of real estate loans in California. As of September 30, 2013, the Company had $4.36 billion in non-covered commercial real estate loans and $3.98 billion in non-covered residential loans, of which approximately 87% are secured by real properties located in California. Deterioration in the real estate market generally and residential building in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance loans relate to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import activities as well as some export activities. We also offer export-import financing to various domestic and foreign customers. Certain trade finance loans may be guaranteed by the Export-Import Bank of the United States or the Export-Import Bank of China.

Purchased Loans — During the nine months ended September 30, 2013, the Company purchased loans with an unpaid principal balance of $673.5 million and a carrying amount of $658.1 million. The purchased loans during the period consist of approximately, 41% of premium financing loans, 57% of student loans, which are mostly guaranteed by the U.S. Department of Education and pose limited credit risk and 2% of other loans. The insurance premium financing loans are included in the commercial and consumer loan portfolios, as applicable.

Loans Held for Sale — Loans held for sale totaled $232.3 million and $174.3 million as of September 30, 2013 and December 31, 2012, respectively. Loans held for sale are recorded at the lower of cost or fair value. Fair value, if lower than cost, is determined based on valuations obtained from market participants or the value of the underlying collateral. As of September 30, 2013, all of these loans were student loans, which are guaranteed by the U.S. Department of Education. During the first nine months of 2013, net loans receivable of $13.9 million were reclassified to loans held for sale. Some of these loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $6.3 million in the first nine months of 2013, resulting in net gains on sale of $1 thousand. Proceeds from sales of loans held for sale were $338.0 million in the first nine months of 2012 with $14.6 million net gains on sale.

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

Pass or Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in borrower status and likelihood of loan repayment. The tables below present the non-covered loan portfolio by credit quality indicator as of September 30, 2013 and December 31, 2012. There were no Loss grade loans as of September 30, 2013 and December 31, 2012.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2013
Residential:
Single-family	$2,972,736	$12,748	$15,439	$—	$3,000,923
Multifamily	893,439	6,018	77,390	—	976,847
CRE:
Income producing	3,854,619	50,737	223,138	—	4,128,494
Construction	93,783	6,160	21,654	—	121,597
Land	78,989	6,797	26,735	—	112,521
C&I:
Commercial business	3,939,345	147,826	112,515	—	4,199,686
Trade finance	666,477	12,313	2,892	—	681,682
Consumer:
Student loans	701,103	171	1,017	—	702,291
Other consumer	671,747	457	2,943	—	675,147
Total	$13,872,238	$243,227	$483,723	$—	$14,599,188

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2012
Residential:
Single-family	$2,163,918	$5,131	$18,274	$—	$2,187,323
Multifamily	781,552	13,510	105,646	—	900,708
CRE:
Income producing	3,416,142	42,222	185,671	—	3,644,035
Construction	63,008	16,885	41,696	—	121,589
Land	79,085	13,232	36,754	—	129,071
C&I:
Commercial business	3,380,212	69,687	119,489	—	3,569,388
Trade finance	632,617	24,778	4,482	—	661,877
Consumer:
Student loans	475,799	—	—	—	475,799
Other consumer	261,136	1,115	6,832	—	269,083
Total	$11,253,469	$186,560	$518,844	$—	$11,958,873

Nonaccrual and Past Due Loans — Loans are tracked by the number of days borrower payments are past due. The tables below present an aging analysis of nonaccrual loans, past due non-covered loans and loans held for sale, segregated by class of loans, as of September 30, 2013 and December 31, 2012:

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
September 30, 2013
Residential:
Single-family	$7,857	$3,371	$11,228	$281	$8,819	$9,100	$2,980,595	$3,000,923
Multifamily	5,503	1,450	6,953	20,642	8,479	29,121	940,773	976,847
CRE:
Income producing	7,868	25,281	33,149	13,175	16,976	30,151	4,065,194	4,128,494
Construction	—	—	—	—	6,888	6,888	114,709	121,597
Land	92	555	647	756	3,301	4,057	107,817	112,521
C&I:
Commercial business	1,340	3,007	4,347	6,622	15,305	21,927	4,173,412	4,199,686
Trade finance	—	84	84	—	863	863	680,735	681,682
Consumer:
Student loans	1,307	171	1,478	—	1,017	1,017	699,796	702,291
Other consumer	187	655	842	—	758	758	673,547	675,147
Loans held for sale	—	—	—	—	—	—	232,309	232,309
Total	$24,154	$34,574	$58,728	$41,476	$62,406	$103,882	$14,668,887	14,831,497

Unearned fees, premiums and discounts, net								(26,165)
Total recorded investment in non-covered loans and loans held for sale								$14,805,332

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Current
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
December 31, 2012
Residential:
Single-family	$4,820	$2,244	$7,064	$1,301	$9,809	$11,110	$2,169,149	$2,187,323
Multifamily	7,127	924	8,051	6,788	11,052	17,840	874,817	900,708
CRE:
Income producing	18,118	4,731	22,849	9,485	8,354	17,839	3,603,347	3,644,035
Construction	—	—	—	—	27,039	27,039	94,550	121,589
Land	—	—	—	637	3,984	4,621	124,450	129,071
C&I:
Commercial business	3,293	316	3,609	8,068	14,740	22,808	3,542,971	3,569,388
Trade finance	500	—	500	429	2,003	2,432	658,945	661,877
Consumer:
Student loans	71	—	71	—	—	—	475,728	475,799
Other consumer	485	968	1,453	499	3,921	4,420	263,210	269,083
Loans held for sale	—	—	—	—	—	—	174,317	174,317
Total	$34,414	$9,183	$43,597	$27,207	$80,902	$108,109	$11,981,484	12,133,190

Unearned fees, premiums and discounts, net								(19,301)
Total recorded investment in non-covered loans and loans held for sale								$12,113,889

Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent troubled debt restructurings, are also placed on nonaccrual status. Nonaccrual loans totaled $103.9 million and $108.1 million at September 30, 2013 and December 31, 2012, respectively. Loans not 90 or more days past due totaled $41.5 million and $27.2 million as of September 30, 2013 and December 31, 2012, respectively, and were included in non-covered nonaccrual loans.

The following is a summary of interest income foregone on nonaccrual loans:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$2,211	$1,497	$5,220	$4,994
Less: Interest income recognized on nonaccrual loans on a cash basis	(809)	(633)	(1,724)	(1,526)
Interest income foregone on nonaccrual loans	$1,402	$864	$3,496	$3,468

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

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms. For nonperforming restructured loans, the loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments. The Company had $79.3 million and $94.6 million in total performing restructured loans as of September 30, 2013 and December 31, 2012, respectively. Nonperforming restructured loans were $15.1 million and $10.0 million at September 30, 2013 and December 31, 2012, respectively. Included as TDRs were $4.4 million and $34.8 million of performing A/B notes as of September 30, 2013 and December 31, 2012, respectively.  All TDRs are included in the balance of impaired loans.

The following table provides information on loans modified as of September 30, 2013 that were modified as TDRs during the three and nine months ended September 30, 2013 and 2012:

	Loans Modified as TDRs During the Three Months Ended September 30,
	2013				2012
		Pre-Modification	Post-Modification			Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)	Contracts	Investment	Investment (1)	Impact (2)
	(Dollars in thousands)
Residential:
Single-family	—	$—	$—	$—	6	$1,849	$1,413	$533
Multifamily	—	$—	$—	$—	3	$6,146	$6,083	$2,098
CRE:
Income producing	1	$119	$117	$117	3	$4,869	$4,257	$608
Construction	—	$—	$—	$—	—	$—	$—	$—
Land	—	$—	$—	$—	1	$278	$93	$183
C&I:
Commercial business	2	$14,311	$14,310	$4,255	1	$461	$458	$—
Trade finance	—	$—	$—	$—	2	$2,510	$1,004	$1,506
Consumer:
Student loans	—	$—	$—	$—	—	$—	$—	$—
Other consumer	—	$—	$—	$—	—	$—	$—	$—

	Loans Modified as TDRs During the Nine Months Ended September 30,
	2013				2012
		Pre-Modification	Post-Modification			Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)	Contracts	Investment	Investment (1)	Impact (2)
	(Dollars in thousands)
Residential:
Single-family	—	$—	$—	$—	8	$3,117	$2,572	$836
Multifamily	1	$1,093	$1,082	$—	10	$16,833	$16,572	$2,958
CRE:
Income producing	5	$23,286	$18,722	$219	8	$10,118	$8,282	$1,169
Construction	—	$—	$—	$—	—	$—	$—	$—
Land	—	$—	$—	$—	2	$710	$163	$260
C&I:
Commercial business	6	$15,556	$15,518	$4,341	12	$4,926	$4,580	$696
Trade finance	—	$—	$—	$—	2	$2,510	$1,004	$1,506
Consumer:
Student loans	—	$—	$—	$—	—	$—	$—	$—
Other consumer	1	$651	$644	$—	1	$108	$108	$—

(1)         Includes subsequent payments after modification and reflects the balance as of September 30, 2013 and September 30, 2012.

(2)         The financial impact includes charge-offs and specific reserves recorded at modification date.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the Bank’s recovery. As of September 30, 2013, modifications of residential TDRs, including single and multi-family loans, primarily included A/B note splits, which result in a partial charge-off or loss for the Bank at the modification date. Residential TDRs modified using A/B note splits totaled $1.1 million, as of September 30, 2013. Commercial real estate TDRs, including income producing, construction and land loans, were primarily modified through, A/B note splits, forbearance of payments and principal and/or interest deferment for a total of $18.7 million, as of September 30, 2013. As of September 30, 2013, modifications of commercial and industrial TDRs, including commercial business and trade finance loans, were restructured through extensions and principal and interest reduction with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $15.5 million as of September 30, 2013. Consumer TDRs, including student loans and other consumer loans, were restructured through maturity extensions, for a total of $644 thousand, as of September 30, 2013.

As of September 30, 2012, modifications of residential TDRs, including single and multi-family loans, primarily included principal and/or interest deferments, rate reductions, extensions and A/B note splits. As of September 30, 2012, residential TDRs modified using principal and/or interest deferment and/or rate reductions totaled $9.9 million. As of September 30, 2012 residential TDRs modified using extensions and/or A/B note splits totaled $9.2 million. Commercial real estate TDRs, including income producing, construction and land loans, were primarily modified through A/B note splits, principal reductions and/or non-market interest rate changes with an impact of a partial charge-off or loss for the Bank and reduction of interest collected over the life of the loan. Commercial real estate TDRs modified through A/B note splits, principal reductions and/or non-market interest changes totaled $8.5 million as of September 30, 2012. Commercial and industrial TDRs, including commercial business and trade finance loans, were restructured in various ways, including forbearance payments, principal deferment and/or maturity extensions with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $5.6 million as of September 30, 2012. Consumer TDRs, including student loans and other consumer loans, were restructured through principal deferments. Consumer TDRs modified through principal deferment totaled $108 thousand as of September 30, 2012.

Performing TDRs at September 30, 2013 were comprised of $18.7 million in residential loans, $41.7 million in commercial real estate loans, $18.1 million in commercial and industrial loans and $752 thousand in consumer loans. Performing TDRs at December 31, 2012 were comprised of $43.5 million in residential loans, $47.4 million in commercial real estate loans, $3.6 million in commercial and industrial loans and $108 thousand in consumer loans. Nonperforming TDRs at September 30, 2013 were comprised of $10.9 million in residential loans, $691 thousand in commercial real estate loans and $3.5 million in commercial and industrial loans. Nonperforming TDRs at December 31, 2012 were comprised of $5.1 million in residential loans, $1.9 million in commercial real estate loans and $3.0 million in commercial and industrial loans.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days is considered to have defaulted. The following table provides information for loans modified as TDRs within the previous 12 months that have subsequently defaulted as of September 30, 2013 and September 30, 2012 for the three and nine months ended September 30, 2013 and September 30, 2012.

Loans Modified as TDRs that Subsequently Defaulted
During the Three Months Ended September 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(Dollars in thousands)
Residential:
Single-family	—	$—	1	$190
Multifamily	—	$—	—	$—
CRE:
Income producing	—	$—	—	$—
Construction	—	$—	—	$—
Land	—	$—	—	$—
C&I:
Commercial business	—	$—	—	$—
Trade finance	—	$—	—	$—
Consumer:
Student loans	—	$—	—	$—
Other consumer	—	$—	—	$—

	Loans Modified as TDRs that Subsequently Defaulted
	During the Nine Months Ended September 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Residential:
Single-family	2	$2,830	1	$190
Multifamily	—	$—	—	$—
CRE:
Income producing	—	$—	1	$2,916
Construction	—	$—	—	$—
Land	—	$—	—	$—
C&I:
Commercial business	2	$500	2	$537
Trade finance	—	$—	—	$—
Consumer:
Student loans	—	$—	—	$—
Other consumer	—	$—	—	$—

All TDRs are included in the impaired loan quarterly valuation allowance process. See the sections below Impaired Loans and Allowance for Loan Losses for the complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of delinquent TDRs, when the restructured loan is uncollectible and less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. If the loan is a performing TDR, the deficiency is included in the specific allowance, as appropriate. As of September 30, 2013, the allowance for loan losses associated with TDRs was $8.5 million for performing TDRs and $397 thousand for nonperforming TDRs. As of December 31, 2012, the allowance for loan losses associated with TDRs was $8.7 million for performing TDRs and $203 thousand for nonperforming TDRs.

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

The Bank’s loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories. Classified loans (graded Substandard or Doubtful) in the heterogeneous category are selected and evaluated for impairment on an individual basis. The Bank considers loans individually reviewed to be impaired if, based on current information and events, it is probable the Bank will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. When the value of an impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged-off against the allowance for loan losses.

At September 30, 2013 and December 31, 2012, impaired non-covered loans totaled $183.2 million and $200.5 million, respectively. Impaired non-covered loans as of September 30, 2013 and December 31, 2012 are set forth in the following tables. The interest income recognized on impaired loans, excluding performing TDRs, is recognized on a cash basis when received.

						For the Three Months		For the Nine Months
		Recorded	Recorded			Ended September 30, 2013		Ended September 30, 2013
	Unpaid	Investment	Investment	Total		Average	Interest	Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Allowance	Allowance	Investment (2)	Allowance	Investment	Recognized (1)	Investment	Recognized (1)
	(In thousands)
As of and for the three and nine months ended September 30, 2013
Residential:
Single-family	$13,964	$11,486	$1,596	$13,082	$283	$13,131	$76	$13,464	$198
Multifamily	46,735	38,644	5,256	43,900	526	43,452	251	43,465	445
CRE:
Income producing	70,797	43,577	19,415	62,992	3,929	64,130	254	68,336	546
Construction	6,888	6,888	—	6,888	—	6,888	33	6,888	49
Land	17,999	4,945	7,944	12,889	2,116	12,943	13	13,049	41
C&I:
Commercial business	51,687	12,088	27,639	39,727	9,668	38,604	164	42,612	395
Trade finance	2,745	392	771	1,163	771	1,088	14	2,029	41
Consumer:
Student loans	1,086	1,017	—	1,017	—	1,076	—	869	—
Other consumer	1,902	1,511	—	1,511	—	1,516	4	1,553	9
Total	$213,803	$120,548	$62,621	$183,169	$17,293	$182,828	$809	$192,265	$1,724

						For the Year
		Recorded	Recorded			Ended December 31, 2012
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment (2)	Allowance	Investment	Recognized (1)
	(In thousands)
As of and for the year ended December 31, 2012
Residential:
Single-family	$19,318	$15,610	$2,598	$18,208	$721	$19,094	$88
Multifamily	57,464	45,511	8,756	54,267	2,410	54,707	403
CRE:
Income producing	59,574	47,019	7,656	54,675	2,559	57,854	304
Construction	30,815	25,530	1,509	27,039	142	22,696	723
Land	20,317	6,132	8,995	15,127	2,860	17,769	76
C&I:
Commercial business	38,630	20,235	3,835	24,070	2,835	33,343	614
Trade finance	4,124	2,582	—	2,582	—	3,863	48
Consumer:
Student loans	—	—	—	—	—	—	—
Other consumer	4,798	4,528	—	4,528	—	4,631	13
Total	$235,040	$167,147	$33,349	$200,496	$11,527	$213,957	$2,269

(1)                 Excludes interest from performing TDRs.

(2)                Excludes $26.8 million and $29.6 million of covered non-accrual loans at September 30, 2013 and December 31, 2012, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Loan Losses — The allowance consists of specific reserves and a general reserve. The Bank’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of September 30, 2013, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are the global cash flows of the borrowers and guarantors, if any and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loans.

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

Covered Loans — The Company acquired UCB and WFIB in 2009 and 2010, respectively. The majority of the covered loan portfolio accounted for under ASC 310-30, is still performing as expected from the day one valuation or better than expected. However, the company has experienced some concentrated credit deterioration in certain pools. Thus, during the first half of 2013, due to the concentrated credit deterioration beyond the respective acquisition date fair value of these covered loans under ASC 310-30, a provision for credit losses has been recorded through earnings. As of September 30, 2013, there was an allowance of $2.3 million for these loans under ASC 310-30 due to credit deterioration, which resulted from a provision of $2.3 million for the nine months ended September 30, 2013. This $2.3 million of allowance for loan losses is allocated mainly to the portfolio’s commercial real estate segment.

As of the respective acquisition dates, UCB’s and WFIB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the allowance for loan losses calculation. As of September 30, 2013 and December 31, 2012, $6.4 million, or 2.6% and $5.2 million, or 2.2%, respectively, of the total allowance is allocated to the allowance for loan losses on covered loans. The covered loans acquired are, and will continue to be, subject to the Bank’s internal and external credit review and monitoring. The $2.3 million allowance for loans under ASC 310-30 discussed above and the $6.4 million in allowance for loans outside the scope of ASC 310-30 amount to $8.7 million or 3.6% of total allowance as of September 30, 2013.

During the nine months ended September 30, 2013, the Company recorded $1.3 million of charge-offs on several covered loans outside of the scope of ASC 310-30 mainly in the commercial and industrial and commercial real estate loan segment. The resulting provision on covered loans for the nine months ended September 30, 2013 was $2.5 million. As these loans are covered under loss-sharing agreements with the FDIC, the Company recorded income of $1.1 million or 80% of the charge-off amount of $1.3 million in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings for the first nine months of 2013 of $267 thousand. In comparison, the Company recorded $6.5 million of charge-offs for covered loans outside the scope of ASC 310-30 during the nine months ended September 30, 2012. The Company recorded income of $5.2 million or 80% of the charge-off amount of $6.5 million in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings for the third quarter of 2012 of $1.3 million.

The Company recorded $16.9 million in total loan loss provisions for the nine months ended September 30, 2013, as compared to $52.1 million for the nine months ended September 30, 2012. When determined uncollectible, it is the Company’s policy to promptly charge-off the amount of impairment on a loan which represents the difference in the outstanding loan balance and the fair value of the collateral. Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. For the nine months ended September 30, 2013, the Company recorded $6.2 million in total net charge-offs in comparison to $39.1 million for the nine months ended September 30, 2012. The following tables detail activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the three and nine months ended September 30, 2013, and the year ended December 31, 2012. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Loan Losses	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2013
Beginning balance	$47,337	$72,830	$105,376	$7,937	$7,100	$2,529	$—	$243,109
Provision for loan losses	3,402	(3,169)	(594)	1,451	(772)	(192)	3,445	3,571
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	—	(3,445)	(3,445)
Charge-offs	(432)	(574)	(1,387)	(6)	—	—	—	(2,399)
Recoveries	469	270	1,243	83	—	—	—	2,065
Net recoveries/(charge-offs)	37	(304)	(144)	77	—	—	—	(334)
Ending balance	$50,776	$69,357	$104,638	$9,465	$6,328	$2,337	$—	$242,901
Ending balance allocated to:
Loans individually evaluated for impairment	$809	$6,045	$10,439	$—	$—	$—	$—	$17,293
Loans collectively evaluated for impairment	49,967	63,312	94,199	9,465	6,328	—	—	223,271
Covered loans acquired with deteriorated credit quality(2)	—	—	—	—	—	2,337	—	2,337
Ending balance	$50,776	$69,357	$104,638	$9,465	$6,328	$2,337	$—	$242,901

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Loan Losses	Unallocated	Total
	(In thousands)
Nine Months Ended September 30, 2013
Beginning balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$—	$234,535
Provision for loan losses	1,180	223	3,347	5,003	2,511	2,337	2,297	16,898
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	—	(2,297)	(2,297)
Charge-offs	(1,293)	(2,341)	(6,464)	(1,217)	(1,336)	—	—	(12,651)
Recoveries	1,540	1,619	2,379	878	—	—	—	6,416
Net recoveries/(charge-offs)	247	(722)	(4,085)	(339)	(1,336)	—	—	(6,235)
Ending balance	$50,776	$69,357	$104,638	$9,465	$6,328	$2,337	$—	$242,901
Ending balance allocated to:
Loans individually evaluated for impairment	$809	$6,045	$10,439	$—	$—	$—	$—	$17,293
Loans collectively evaluated for impairment	49,967	63,312	94,199	9,465	6,328	—	—	223,271
Covered loans acquired with deteriorated credit quality(2)	—	—	—	—	—	2,337	—	2,337
Ending balance	$50,776	$69,357	$104,638	$9,465	$6,328	$2,337	$—	$242,901

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Loan Losses	Unallocated	Total
	(In thousands)
Year Ended December 31, 2012
Beginning balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$—	$216,523
Provision for loan losses	3,255	20,977	35,204	2,295	5,016	—	(1,563)	65,184
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	—	1,563	1,563
Charge-offs	(7,700)	(27,060)	(21,818)	(1,824)	(6,510)	—	—	(64,912)
Recoveries	1,614	9,482	4,970	111	—	—	—	16,177
Net charge-offs	(6,086)	(17,578)	(16,848)	(1,713)	(6,510)	—	—	(48,735)
Ending balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$—	$234,535
Ending balance allocated to:
Loans individually evaluated for impairment	$3,131	$5,561	$2,835	$—	$—	$—	$—	$11,527
Loans collectively evaluated for impairment	46,218	64,295	102,541	4,801	5,153	—	—	223,008
Covered loans acquired with deteriorated credit quality(2)	—	—	—	—	—	—	—	—
Ending balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$—	$234,535

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

The Company’s recorded investment in total loans receivable as of September 30, 2013 and December 31, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Loan Losses	Total
	(In thousands)
September 30, 2013
Loans individually evaluated for impairment	$56,982	$82,769	$40,890	$2,528	$—	$—	$183,169
Covered loans individually evaluated for impairment (2)	—	—	—	—	2,916	—	2,916
Loans collectively evaluated for impairment	3,920,789	4,279,843	4,840,478	1,374,909	340,015	—	14,756,034
Covered loans acquired with deteriorated credit quality (1)	749,699	1,251,784	153,164	44,882	—	148,609	2,348,138
Ending balance	$4,727,470	$5,614,396	$5,034,532	$1,422,319	$342,931	$148,609	$17,290,257

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Loan Losses	Total
	(In thousands)
December 31, 2012
Loans individually evaluated for impairment	$72,475	$96,841	$26,652	$4,528	$—	$—	$200,496
Covered loans individually evaluated for impairment(2)	—	—	—	—	5,237	—	5,237
Loans collectively evaluated for impairment	3,015,556	3,797,854	4,204,613	740,354	426,448	—	12,184,825
Covered loans acquired with deteriorated credit quality (1)	976,969	1,727,159	261,622	53,521	—	—	3,019,271
Ending balance	$4,065,000	$5,621,854	$4,492,887	$798,403	$431,685	$—	$15,409,829

(1)                 The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30. The total principal balance is presented and excludes the purchase discount and any additional advances subsequent to acquisition date.

(2)                 Excludes $26.8 million and $29.6 million of covered non-accrual loans at September 30, 2013 and December 31, 2012, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions — The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of September 30, 2013 and December 31, 2012, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $11.5 million and $9.4 million, respectively. The increase to this allowance during the third quarter 2013 was reflective of additional reserve allocated for unfunded construction loan commitments. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.32 billion and $1.65 billion at September 30, 2013 and December 31, 2012, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing or has limited recourse. The majority of these loans are residential and CRE at September 30, 2013 and December 31, 2012. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions, $3.6 million and $4.8 million pertain to these loans as of September 30, 2013 and December 31, 2012, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

NOTE 9 — AFFORDABLE HOUSING PARTNERSHIPS AND OTHER INVESTMENTS

The Company invests in certain limited partnerships that are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company’s ownership amount in each limited partnership varies. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. The Company is not the primary beneficiary and, therefore, not required to consolidate these entities. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company uses either the equity method or cost method of accounting. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest. The balance of the investments in these entities was $171.6 million and $185.6 million at September 30, 2013 and December 31, 2012, respectively.

The Company also invests in certain limited partnerships that qualify for Community Reinvestment Act (CRA) credits or that qualify for other types of tax credits. The Community Reinvestment Act encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. The balance of CRA and other investments was $51.6 million and $45.9 million at September 30, 2013 and December 31, 2012, respectively, and is included in other assets in the condensed consolidated balance sheets.

The Company has unfunded commitments related to the affordable housing and other investments that are payable on demand. Total unfunded commitments for these investments were $64.4 million and $84.6 million at September 30, 2013 and December 31, 2012, respectively, and are recorded in accrued expenses and other liabilities in the condensed consolidated balance sheets.

NOTE 10 — PREMISES AND EQUIPMENT

At September 30, 2013, total premises and equipment was $256.2 million with accumulated depreciation and amortization of $71.1 million and a net value of $185.1 million. At December 31, 2012, total premises and equipment was $171.7 million with accumulated depreciation and amortization of $64.2 million and a net value of $107.5 million. The net increase in premises and equipment of $77.6 million during the nine months ended September 30, 2013, was primarily due to the purchase of the Company’s corporate office located in Pasadena, California.

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

NOTE 11 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of September 30, 2013 and December 31, 2012. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of September 30, 2013, the Company’s market capitalization based on total outstanding common shares was $4.40 billion and its total stockholders’ equity was $2.31 billion. The Company performed its annual impairment test as of December 31, 2012 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of September 30, 2013 and December 31, 2012, the gross carrying amount of premiums on acquired deposits remains at $100.2 million, and the related accumulated amortization totaled $51.0 million and $43.9 million, respectively.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $2.3 million and $2.7 million for the three months ended September 30, 2013 and 2012, respectively. Amortization expense of premiums on acquired deposits was $7.1 million and $8.4 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Amount
(In thousands)
Estimated Amortization Expense of Premiums on Acquired Deposits
Three Months Ending December 31, 2013	$2,233
Year Ending December 31, 2014	8,454
Year Ending December 31, 2015	7,543
Year Ending December 31, 2016	6,634
Year Ending December 31, 2017	5,722
Thereafter	18,567
Total	$49,153

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Credit Extensions — In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements. As of September 30, 2013 and December 31, 2012, undisbursed loan commitments amounted to $3.67 billion and $2.61 billion, respectively. Commercial and standby letters of credit amounted to $1.08 billion and $988.7 million as of September 30, 2013 and December 31, 2012, respectively.

Guarantees — From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of September 30, 2013, total loans sold or securitized with recourse amounted to $360.7 million and were comprised of $43.7 million in single-family loans with full recourse and $317.0 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $461.8 million at December 31, 2012 comprised of $48.4 million in single-family loans with full recourse and $413.4 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $3.6 million as of September 30, 2013 and $4.8 million as of December 31, 2012, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of September 30, 2013 and December 31, 2012, the amount of loans sold without recourse totaled $752.0 million and $953.2 million, respectively. Total loans securitized without recourse amounted to $203.4 million and $235.8 million, respectively, at September 30, 2013 and December 31, 2012. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation — Neither the Company nor the Bank is involved in any material legal proceedings at September 30, 2013. Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with ASC 450, Contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters, if any, currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Other Commitments — The Company has commitments to invest in affordable housing funds, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand. As of September 30, 2013 and December 31, 2012 these commitments were $64.4 million and $84.6 million, respectively. These commitments are recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet.

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

Stock Repurchase Program — On January 23, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company’s common stock. As of June 30, 2013, the Company completed the authorized repurchase program, repurchasing 8,026,807 shares at a weighted average price of $24.89 per share and a total cost of $200.0 million. In comparison, the Company repurchased 9,068,105 shares at a weighted average price of $22.02 per share and a total cost of $199.9 million during the nine months ended September 30, 2012.

In addition, on July 17, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company did not repurchase any shares during the three months ended September 30, 2013.

Quarterly Dividends — In July 2013, the Company’s Board of Directors also declared quarterly common stock cash dividends of $0.15 per share payable on or about August 15, 2013 to shareholders on record on July 31, 2013. Cash dividends totaling $20.8 million and $62.5 million were paid to the Company’s common shareholders during the three and nine months ended September 30, 2013.

Earnings Per Share (“EPS”) — The number of shares outstanding at September 30, 2013 was 137,739,423. The Company applies the two-class method of computing basic EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stocks, which receive dividends as declared, qualify as participating securities. Restricted stock units issued by the Company are not considered participating securities, as they do not have dividend distribution rights during the vesting period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus potential dilutive shares.

The following table sets forth earnings per share calculations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$73,157
Less:
Preferred stock dividends	—
Earnings allocated to participating securities	(372)
Basic EPS — income allocated to common stockholders	$72,785	137,036	$0.53
Effect of dilutive securities:
Stock options	—	71
Restricted stock units	54	360
Convertible preferred stock	—	—
Diluted EPS — income allocated to common stockholders	$72,839	137,467	$0.53

	Three Months Ended September 30, 2012
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$71,110
Less:
Preferred stock dividends	(1,714)
Earnings allocated to participating securities	(798)
Basic EPS — income available to common stockholders	$68,598	139,621	$0.49
Effect of dilutive securities:
Stock options	—	28
Restricted stock units	14	138
Convertible preferred stock	1,714	5,571
Diluted EPS — income available to common stockholders	$70,326	145,358	$0.48

	Nine Months Ended September 30, 2013
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$219,263
Less:
Preferred stock dividends	(3,428)
Earnings allocated to participating securities	(1,361)
Basic EPS — income allocated to common stockholders	$214,474	137,404	$1.56
Effect of dilutive securities:
Stock options	—	66
Restricted stock units	124	276
Convertible preferred stock	3,428	2,453
Diluted EPS — income allocated to common stockholders	$218,026	140,199	$1.56

	Nine Months Ended September 30, 2012
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$209,750
Less:
Preferred stock dividends	(5,142)
Earnings allocated to participating securities	(2,518)
Basic EPS — income available to common stockholders	$202,090	142,348	$1.42
Effect of dilutive securities:
Stock options	—	36
Restricted stock units	29	96
Convertible preferred stock	5,142	5,571
Diluted EPS — income available to common stockholders	$207,261	148,051	$1.40

The following average outstanding stock options and restricted stock units for the three and nine months ended September 30, 2013 and 2012, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Stock options	145	320	191	350
Restricted stock units	3	5	10	5

Accumulated Other Comprehensive (Loss) Income — As of September 30, 2013, total accumulated other comprehensive loss was $25.2 million which includes the following components: net unrealized loss on securities available for sale of $25.2 million and unrealized gain on other investments of $48 thousand. As of December 31, 2012, total accumulated other comprehensive income was $4.7 million which includes the following components: net unrealized gain on securities available for sale of $4.6 million and unrealized gain on other asset investment of $26 thousand.

Activity in accumulated other comprehensive (loss) income, net of tax, for the nine months ended September 30, 2013 and 2012, was as follows:

	Unrealized (loss) gain on
	investment securities	Foreign currency	Unrealized gain on
	available-for-sale	translation adjustments	other investments	Total
	(In thousands)
Balance, December 31, 2011	$(34,848)	$900	$8	$(33,940)
Period Change	33,314	(900)	9	32,423
Balance, September 30, 2012	$(1,534)	$—	$17	$(1,517)

Balance, December 31, 2012	$4,643	$—	$26	$4,669
Other comprehensive income before reclassifications	(22,905)	—	22	(22,883)
Amounts reclassified from AOCI	(6,964)	—	—	(6,964)
Net current period other comprehensive loss	(29,869)	—	22	(29,847)
Balance, September 30, 2013	$(25,226)	$—	$48	$(25,178)

Reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 was as follows:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income	Where Net Income is Presented
	(In thousands)
Three Months Ended September 30, 2013
Investment securities available for sale
Realized net gains on sale of securities	$1,084	Net gain on sales of investment securities
	1,084
	(455)	Tax expense
Total reclassifications	$629

Nine Months Ended September 30, 2013
Investment securities available for sale
Realized net gains on sale of securities	$12,006	Net gain on sales of investment securities
	12,006
	(5,042)	Tax expense
Total reclassifications	$6,964

The following table sets forth the tax effects allocated to each component of other comprehensive income for the three and nine months ended September 30, 2013 and 2012:

		Tax
	Before-Tax	Expense	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Three Months Ended September 30, 2013
Unrealized loss on investment securities available-for-sale:
Unrealized holding losses arising during period	$(4,959)	$2,083	$(2,876)
Less: reclassification adjustment for gains included in income	(1,084)	455	(629)
Net unrealized loss	(6,043)	2,538	(3,505)
Noncredit-related impairment loss on securities	—	—	—
Unrealized gain on other investments	9	(4)	5
Less: reclassification adjustment for gains included in income	—	—	—
Other comprehensive loss	$(6,034)	$2,534	$(3,500)

		Tax
	Before-Tax	Expense	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Three Months Ended September 30, 2012
Unrealized gain on investment securities available-for-sale:
Unrealized holding gains arising during period	$26,474	$(11,119)	$15,355
Less: reclassification adjustment for gains included in income	(93)	39	(54)
Net unrealized gain	26,381	(11,080)	15,301
Noncredit-related impairment loss on securities	—	—	—
Foreign currency translation adjustments	(1,552)	652	(900)
Unrealized gain on other investments	9	(4)	5
Less: reclassification adjustment for gains included in income	—	—	—
Other comprehensive income	$24,838	$(10,432)	$14,406

		Tax
	Before-Tax	Expense	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Nine Months Ended September 30, 2013
Unrealized loss on investment securities available-for-sale:
Unrealized holding losses arising during period	$(39,491)	$16,586	$(22,905)
Less: reclassification adjustment for gains included in income	(12,006)	5,042	(6,964)
Net unrealized loss	(51,497)	21,628	(29,869)
Noncredit-related impairment loss on securities	—	—	—
Unrealized gain on other investments	38	(16)	22
Less: reclassification adjustment for gains included in income	—	—	—
Other comprehensive loss	$(51,459)	$21,612	$(29,847)

		Tax
	Before-Tax	Expense	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Nine Months Ended September 30, 2012
Unrealized gain on investment securities available-for-sale:
Unrealized gain on holding gains arising during period	$63,150	$(26,523)	$36,627
Less: reclassification adjustment for gains included in income	(647)	272	(375)
Net unrealized gain	62,503	(26,251)	36,252
Noncredit-related impairment loss on securities	(5,066)	2,128	(2,938)
Foreign currency translation adjustments	(1,552)	652	(900)
Unrealized gain on other investments	41	(17)	24
Less: reclassification adjustment for gains included in income	(25)	10	(15)
Other comprehensive income	$55,901	$(23,478)	$32,423

NOTE 14 — FEDERAL HOME LOAN BANK ADVANCES

Total outstanding Federal Home Loan Bank (“FHLB”) advances amounted to $314.6 million and $313.0 million at September 30, 2013 and December 31, 2012, respectively. There was no prepayment of FHLB advances during the first nine months of 2013. In comparison, during the first nine months of 2012, FHLB advances totaling $50.0 million were prepaid, with additional prepayment penalties of $3.7 million. Also, during the first nine months of 2012, the Company modified $300.0 million of fixed rate FHLB advances into adjustable rate advances, reducing the effective interest rate on these borrowings from 2.27% to 1.36%. As a result of the modification the Company incurred a $37.7 million modification cost which was deferred and treated as a discount on the corresponding debt.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$97,488	$166,442	$17,776	$281,706
Charge for funds used	(23,351)	(29,241)	(15,270)	(67,862)
Interest spread on funds used	74,137	137,201	2,506	213,844
Interest expense	(11,570)	(3,456)	(12,430)	(27,456)
Credit on funds provided	52,257	9,803	5,802	67,862
Interest spread on funds provided	40,687	6,347	(6,628)	40,406
Net interest income	$114,824	$143,548	$(4,122)	$254,250
Provision for loan losses	$1,168	$2,403	$—	$3,571
Depreciation, amortization and accretion	5,214	1,911	15,033	22,158
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit (loss)	36,498	76,255	(3,847)	108,906
Segment assets	7,523,832	11,145,584	5,829,419	24,498,835

	Three Months Ended September 30, 2012
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$87,603	$151,458	$15,101	$254,162
Charge for funds used	(20,983)	(29,088)	12,117	(37,954)
Interest spread on funds used	66,620	122,370	27,218	216,208
Interest expense	(13,986)	(5,959)	(12,309)	(32,254)
Credit on funds provided	31,231	3,115	3,608	37,954
Interest spread on funds provided	17,245	(2,844)	(8,701)	5,700
Net interest income	$83,865	$119,526	$18,517	$221,908
Provision for loan losses	$12,097	$6,403	$—	$18,500
Depreciation, amortization and accretion	2,001	(6,979)	9,647	4,669
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	14,223	73,168	17,812	105,203
Segment assets	6,366,341	10,121,984	5,324,840	21,813,165

	Nine Months Ended September 30, 2013
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$274,255	$453,670	$47,557	$775,482
Charge for funds used	(61,236)	(85,197)	(5,841)	(152,274)
Interest spread on funds used	213,019	368,473	41,716	623,208
Interest expense	(35,923)	(11,773)	(36,601)	(84,297)
Credit on funds provided	120,675	19,137	12,462	152,274
Interest spread on funds provided	84,752	7,364	(24,139)	67,977
Net interest income	$297,771	$375,837	$17,577	$691,185
Provision for loan losses	$7,734	$9,164	$—	$16,898
Depreciation, amortization and accretion	13,500	2,537	45,030	61,067
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	87,918	208,450	30,918	327,286
Segment assets	7,523,832	11,145,584	5,829,419	24,498,835

	Nine Months Ended September 30, 2012
	Retail	Commercial
	Banking	Lending	Other	Total
	(In thousands)
Interest income	$266,224	$446,572	$61,778	$774,574
Charge for funds used	(65,392)	(88,759)	31,545	(122,606)
Interest spread on funds used	200,832	357,813	93,323	651,968
Interest expense	(43,752)	(18,221)	(38,618)	(100,591)
Credit on funds provided	100,002	9,531	13,073	122,606
Interest spread on funds provided	56,250	(8,690)	(25,545)	22,015
Net interest income	$257,082	$349,123	$67,778	$673,983
Provision for loan losses	$29,385	$22,715	$—	$52,100
Depreciation, amortization and accretion	16,401	3,679	29,263	49,343
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	54,465	196,852	66,075	317,392
Segment assets	6,366,341	10,121,984	5,324,840	21,813,165

NOTE 16 — SUBSEQUENT EVENTS

Dividend Payout

In October 2013, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on the Company’s common stock payable on or about November 15, 2013 to shareholders of record as of October 31, 2013.

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

Overview

For the third quarter of 2013, net income was $73.2 million or $0.53 per dilutive share. Net income decreased by $858 thousand or 1% from the second quarter of 2013 and increased $2.0 million or 3% from the third quarter of 2012. Earnings per dilutive share grew $0.01 or 2% from the second quarter of 2013 and $0.05 or 10% from the third quarter of 2012.

At September 30, 2013, total assets increased to $24.50 billion compared to $23.31 billion at June 30, 2013. Average earning assets increased during the third quarter of 2013, up $923.1 million or 4% compared to the prior quarter. The increase in total assets and average earning assets during the third quarter was primarily attributable to increases in average balances for non-covered loans.

Total loans receivable (including both covered and non-covered loans) at September 30, 2013 was $17.20 billion, compared to $16.28 billion as of June 30, 2013. During the third quarter total loans grew 6% or $914.8 million to a record $17.20 billion as of September 30, 2013. This growth was largely due to increases in non-covered single-family real estate loans, non-covered commercial real estate loans and consumer loans, which grew 16% or $424.9 million, 5% or $211.4 million and 19% or $217.4 million, respectively. This growth in non-covered loans was partially offset by a decrease in loans covered under loss-sharing agreements.

Covered loans, net of discount totaled $2.37 billion as of September 30, 2013, a decrease of 6% or $145.8 million from June 30, 2013. The decrease in the covered loan portfolio was primarily due to payoffs and paydown activity, as well as charge-offs.

At September 30, 2013, total deposits grew to a record $20.36 billion, an increase of 6% or $1.08 billion from $19.28 billion at June 30, 2013. In the third quarter of 2013, the Company continued to execute its strategy to grow low-cost, commercial deposits while reducing its reliance on time deposits. Core deposits increased to a record $14.45 billion at September 30, 2013, or an increase of 8% or $1.12 billion from June 30, 2013. The strong increase in core deposits during the third quarter of 2013 was largely driven by an increase in noninterest-bearing demand deposits which increased by 12% or $628.4 million to a record $5.76 billion.

Additionally, during the third quarter of 2013, the Company signed a definitive agreement to acquire MetroCorp Bancshares, Inc. (“MCBI”), headquartered in Houston, Texas. MCBI has $1.6 billion in total assets and operates 18 branches under its two subsidiary banks, MetroBank and Metro United Bank.  The Company expects the acquisition of MCBI to close in the first quarter of 2014.

Credit Quality

Non-covered Loans

For the third quarter of 2013, the Company recorded a provision for loan losses for non-covered loans of $4.5 million. This compares to a provision for loan losses of $8.3 million for the second quarter of 2013 and a provision for loan losses of $13.3 million for the third quarter of 2012. Total net charge-offs on non-covered loans decreased to $334 thousand for the third quarter of 2013, down from $4.0 million in the second quarter of 2013. The allowance for non-covered loan losses was $234.2 million or 1.60% of non-covered loans receivable at September 30, 2013. This compares to an allowance for non-covered loan losses of $233.5 million or 1.73% of non-covered loans at June 30, 2013 and $233.6 million or 2.00% of non-covered loans at September 30, 2012.

Covered Loans

During the third quarter of 2013, the Company recorded a reversal of provision for loan losses of ($772) thousand on covered loans outside of the scope of ASC 310-30 and ($192) thousand on covered loans within the scope of ASC 310-30.  As these loans are covered under loss-sharing agreements with the FDIC, for any charge-offs, the Company records income of 80% of the charge-off amount in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings of 20% of the charge-off amount.

Capital Strength

The capital ratios remain strong. As of September 30, 2013, the Company’s Tier 1 leverage capital ratio totaled 8.7%, Tier 1 risk-based capital ratio totaled 12.4% and total risk-based capital ratio totaled 14.0%.

The Company is focused on active capital management and is committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a strong return to our shareholders

The Company’s Board of Directors approved the payment of fourth quarter dividends on the common stock. The common stock cash dividend of $0.15 is payable on or about November 15, 2013 to shareholders of record on October 31, 2013.

Results of Operations

Net income for the third quarter of 2013 totaled $73.2 million, compared with $71.1 million for the third quarter of 2012. Diluted earnings per share was $0.53 and $0.48 for the third quarters of 2013 and 2012, respectively. Our annualized return on average total assets decreased to 1.22% for the quarter ended September 30, 2013, from 1.30% for the same period in 2012. The annualized return on average common stockholders’ equity increased to 12.65% for the third quarter of 2013, compared with 12.43% for the third quarter of 2012.

Components of Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Net interest income	$254.3	$221.9	$691.2	$674.0
Provision for loan losses, excluding covered loans	(4.6)	(13.3)	(12.1)	(46.4)
Reversal of (provision for) loan losses on covered loans	1.0	(5.2)	(4.8)	(5.7)
Noninterest (loss) income	(41.4)	2.8	(55.9)	12.8
Noninterest expense	(100.4)	(101.0)	(291.1)	(317.3)
Provision for income taxes	(35.7)	(34.1)	(108.0)	(107.6)
Net income	$73.2	$71.1	$219.3	$209.8
Annualized return on average total assets	1.22%	1.30%	1.27%	1.30%
Annualized return on average common equity	12.65%	12.43%	12.56%	12.30%
Annualized return on average total equity	12.65%	12.27%	12.56%	12.15%

Net Interest Income

Our primary source of revenue is net interest income which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income for the third quarter of 2013 totaled $254.3 million, a 15% increase over net interest income of $221.9 million for the same period in 2012.

Net interest margin, defined as net interest income divided by average earning assets, increased by 8 basis points to 4.54% during the third quarter of 2013, from 4.46% during the third quarter of 2012. During the three and nine months ended September 30, 2013 and 2012, our net interest margin and yield on interest-earning assets was positively impacted by the interest income from the covered loans accounted for under ASC 310-30. The interest income on covered loan was $108.9 million and $287.5 million with a resulting yield of 17.8% and 14.6% for the three and nine months ended September 30, 2013, respectively. In comparison interest income on covered loans was $103.3 million and $311.2 million with a resulting yield of 12.5% and 11.6% for the three and nine months ended September 30, 2012. The additional accretion from the covered loans accounted for under ASC 310-30 is the reason for the significant difference between the yields on the covered and the non-covered loans. Over time, as the covered loans payoff, the average covered loan balance will continue to decrease. As such, as the covered loan balances decrease, the interest income from the covered loans accounted for under ASC 310-30 will have less of an impact on our overall net interest margin.   Net interest margin decreased to 4.32% for the nine months ended September 30, 2013, compared to 4.59% during the same period in 2012.  This decrease resulted primarily from the low interest rate environment, and the related lower average yield on non-covered loans.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,199,507	$4,276	1.41%	$1,586,995	$5,211	1.31%
Securities purchased under resale agreements	1,408,152	5,168	1.46%	1,515,761	5,530	1.45%
Investment securities available-for-sale (3)	2,759,586	11,039	1.59%	2,084,165	10,380	1.98%
Loans receivable (2)(3)	14,292,218	150,174	4.17%	11,119,319	128,896	4.61%
Loans receivable — covered(2)	2,424,111	108,931	17.83%	3,299,459	103,299	12.46%
FHLB and FRB stock	128,947	2,118	6.52%	168,768	846	2.00%
Total interest-earning assets	22,212,521	281,706	5.03%	19,774,467	254,162	5.11%
Noninterest-earning assets:
Cash and cash equivalents	272,459			233,111
Allowance for loan losses	(242,560)			(229,474)
Other assets	1,638,688			1,908,116
Total assets	$23,881,108			$21,686,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$1,564,649	$831	0.21%	$1,090,227	$838	0.31%
Money market accounts	5,242,517	3,604	0.27%	4,957,938	4,437	0.36%
Savings deposits	1,607,983	685	0.17%	1,290,159	764	0.24%
Time deposits	5,925,928	9,979	0.67%	6,226,133	12,163	0.78%
Federal funds purchased and other borrowings	389	—	—	9	—	—
FHLB advances	314,207	1,049	1.32%	362,966	1,468	1.61%
Securities sold under repurchase agreements	995,000	10,323	4.12%	995,000	11,664	4.66%
Long-term debt	187,179	985	2.09%	172,232	920	2.13%
Total interest-bearing liabilities	15,837,852	27,456	0.69%	15,094,664	32,254	0.85%
Noninterest-bearing liabilities:
Demand deposits	5,414,856			3,949,807
Other liabilities	334,196			336,945
Stockholders’ equity	2,294,204			2,304,804
Total liabilities and stockholders’ equity	$23,881,108			$21,686,220
Interest rate spread			4.34%			4.26%
Net interest income and net interest margin		$254,250	4.54%		$221,908	4.46%

(1)             Annualized.

(2)            Average balances include nonperforming loans.

(3)             Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling ($7.3) million and ($3.3) million for the three months ended September 30, 2013 and 2012, respectively. Also includes the net (amortization) of deferred loans fees totaling ($3.8) million and ($4.4) million for the three months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,217,909	$12,844	1.41%	$1,380,753	$17,517	1.69%
Securities purchased under resale agreements	1,537,729	16,132	1.40%	1,113,963	14,602	1.75%
Investment securities available-for-sale(3)	2,658,900	30,843	1.55%	2,509,911	48,525	2.58%
Loans receivable(2)(3)	13,214,039	423,046	4.28%	10,848,394	380,097	4.68%
Loans receivable — covered(2)	2,635,267	287,508	14.59%	3,574,076	311,173	11.63%
FHLB and FRB stock	140,956	5,109	4.85%	175,673	2,660	2.02%
Total interest-earning assets	21,404,800	775,482	4.84%	19,602,770	774,574	5.28%
Noninterest-earning assets:
Cash and cash equivalents	296,503			246,253
Allowance for loan losses	(239,206)			(226,267)
Other assets	1,693,485			2,012,121
Total assets	$23,155,582			$21,634,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$1,431,176	$2,596	0.24%	$1,010,718	$2,251	0.30%
Money market accounts	5,150,479	11,315	0.29%	4,818,954	12,681	0.35%
Savings deposits	1,510,844	2,241	0.20%	1,235,582	1,993	0.22%
Time deposits	5,995,527	31,539	0.70%	6,514,294	40,618	0.83%
Federal funds purchased and other borrowings	233	—	—	2,972	2	0.11%
FHLB advances	313,683	3,135	1.34%	396,120	4,963	1.67%
Securities sold under repurchase agreements	995,000	31,069	4.17%	998,924	34,977	4.68%
Long-term debt	154,028	2,402	2.08%	198,766	3,106	2.09%
Total interest-bearing liabilities	15,550,970	84,297	0.72%	15,176,330	100,591	0.89%
Noninterest-bearing liabilities:
Demand deposits	4,929,233			3,740,901
Other liabilities	341,756			412,161
Stockholders’ equity	2,333,623			2,305,485
Total liabilities and stockholders’ equity	$23,155,582			$21,634,877
Interest rate spread			4.12%			4.39%
Net interest income and net interest margin		$691,185	4.32%		$673,983	4.59%

(1)       Annualized.

(2)       Average balances include nonperforming loans.

(3)       Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling ($20.3) million and ($7.7) million for the nine months ended September 30, 2013 and 2012, respectively. Also includes the net (amortization) of deferred loans fees totaling ($12.2) million and ($12.1) million for the nine months ended September 30, 2013 and 2012, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 vs. 2012			2013 vs. 2012
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Due from banks and short-term investments	$(935)	$(1,353)	$418	$(4,673)	$(1,923)	$(2,750)
Securities purchased under resale agreements	(362)	(395)	33	1,530	4,827	(3,297)
Investment securities available-for-sale	659	2,952	(2,293)	(17,682)	2,732	(20,414)
Loans receivable	21,278	34,189	(12,911)	42,949	77,762	(34,813)
Loans receivable — covered	5,632	(31,923)	37,555	(23,665)	(92,272)	68,607
FHLB and FRB stock	1,272	(242)	1,514	2,449	(617)	3,066
Total interest and dividend income	$27,544	$3,228	$24,316	$908	$(9,491)	$10,399

INTEREST-BEARING LIABILITIES:
Checking accounts	$(7)	$299	$(306)	$345	$816	$(471)
Money market accounts	(833)	243	(1,076)	(1,366)	830	(2,196)
Savings deposits	(79)	164	(243)	248	418	(170)
Time deposits	(2,184)	(566)	(1,618)	(9,079)	(3,064)	(6,015)
Federal funds purchased and other borrowings	—	—	—	(2)	(1)	(1)
FHLB advances	(419)	(182)	(237)	(1,828)	(927)	(901)
Securities sold under repurchase agreements	(1,341)	—	(1,341)	(3,908)	(137)	(3,771)
Long-term debt	65	79	(14)	(704)	(698)	(6)
Total interest expense	$(4,798)	$37	$(4,835)	$(16,294)	$(2,763)	$(13,531)
CHANGE IN NET INTEREST INCOME	$32,342	$3,191	$29,151	$17,202	$(6,728)	$23,930

(1)       Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The Company recorded a provision for loan losses on non-covered loans of $4.5 million during the third quarter and a net provision for loan losses on non-covered loans of $12.1 million for the first nine months of 2013. In comparison, the Company recorded $13.3 million and $46.4 million in provision for loan losses on non-covered loans during the third quarter and first nine months of 2012, respectively. The Company recorded $334 thousand and $4.9 million of net charge-offs on non-covered loans during the third quarter and first nine months of 2013, compared with $10.6 million and $32.6 million in net charge-offs recorded during the third quarter and first nine months of 2012, respectively.

During the third quarter and first nine months of 2013, the Company also recorded a reversal of provision for loan losses of ($772) thousand and a net provision for loan losses of $2.5 million on covered loans outside of the scope of ASC 310-30. In comparison, the Company recorded a provision for loan losses of $5.2 million during the third quarter and a net provision for loan losses of $5.7 million for the first nine months of 2012 on covered loans outside of the scope of ASC 310-30. No net charge-offs was recorded on covered loans outside of the scope of ASC 310-30 during the third quarter of 2013. $1.3 million of net charge-offs were recorded on covered loans outside of the scope of ASC 310-30 during the first nine months of 2013. In comparison, the Company recorded  net charge-offs of $6.5 million during the third quarter and first nine months of 2012 on covered loans outside of the scope of ASC 310-30.

The Company recorded a reversal of provision for loan losses of ($192) thousand and a net provision for loan losses of $2.3 million on covered loans within the scope of ASC 310-30 during the third quarter and first nine months of 2013. In comparison, no provision for loan losses on covered loans within the scope of ASC 310-30 was recorded during the third quarter and first nine months of 2012. Net charge-offs on covered loans within the scope of ASC 310-30 also were not recorded during the third quarter and first nine months of 2013 and 2012.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest (Loss) Income

The following table sets forth the various components of noninterest (loss) income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Impairment loss on investment securities recognized in earnings	$—	$—	$—	$(0.1)
Decrease in FDIC indemnification asset and receivable	(74.5)	(26.7)	(154.3)	(72.5)
Branch fees	8.1	7.7	23.9	23.2
Net gain on sales of investment securities	1.1	0.1	12.0	0.7
Net gain on sale of fixed assets	1.0	—	1.3	0.1
Letters of credit fees and commissions	5.7	5.0	16.1	13.8
Foreign exchange income	2.9	2.2	8.9	4.5
Ancillary loan fees	2.1	1.8	6.8	6.0
Income from life insurance policies	1.0	1.0	2.8	2.9
Net gain on sales of loans	3.9	5.4	3.7	16.9
Other operating income	7.3	6.3	22.9	17.3
Total	$(41.4)	$2.8	$(55.9)	$12.8

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

The Company recorded a noninterest loss of ($41.4) million for the three months ended September 30, 2013, a decrease of $44.2 million, compared to noninterest income of $2.8 million recorded for the same period in 2012. For the first nine months of 2013, noninterest loss totaled ($55.9) million, compared to noninterest income of $12.8 million recorded during the first nine months of 2012. The additional loss for both periods is primarily due to a larger net reduction of the FDIC indemnification asset and a decrease in net gain on sale of loans.

For the three and nine months ended September 30, 2013, the net reduction in the FDIC indemnification asset and receivable recorded in noninterest income was ($74.5) million and ($154.3) million, respectively. The decrease in the FDIC indemnification asset and receivable resulted from reductions in the loss rate assumptions due to the continuing, better than expected, performance of the covered loans as well as loan disposal activity, recoveries and amortization as well as proceeds from reimbursable expense claims. During the third quarter and first nine months of 2013, the Company incurred $3.2 million and $6.8 million, respectively, in expenses on covered loans and other real estate owned, 80% or $2.6 million and $5.4 million, respectively, of which is reimbursable from the FDIC.

Letters of credit fees and commissions income for the three months ended September 30, 2013 was $5.7 million, compared to $5.0 million for the three months ended September 30, 2012. For the first nine months of 2013, letters of credit fees and commissions income totaled $16.1 million, compared to the $13.8 million recorded during the first nine months of 2012. The increase for both the three and nine months ended September 30, 2012 results from an increased volume in trade finance loans and credit enhancements.

For the third quarter of 2013, net gain on sale of investment securities was $1.1 million as compared to a minimal net gain for the third quarter of 2012. For the first nine months of 2013 and 2012, the net gain on sales of investment securities totaled $12.0 million and $0.7 million, respectively. In 2013, the Company elected to sell certain securities that were at a gain position. None of these securities were sold at a loss.

For the third quarter of 2013, the net gain on sales of loans was $3.9 million as compared to net gain on sales of loans of $5.4 million for the third quarter of 2012. For the first nine months of 2013, the net gain on sales of loans totaled $3.7 million as compared to net gain on sales of loans of $16.9 million. Periodically, the Company buys and sells loans within the loans held for sale portfolio. The net gain on sales of loans during the first nine months of 2012 is mainly due to the sale of approximately $312.1 million of student loans.  The Company did not sell any government guaranteed student loans during the first nine months of 2013.

Noninterest Expense

The following table sets forth the various components of noninterest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Compensation and employee benefits	$41.5	$40.5	$129.2	$129.8
Occupancy and equipment expense	14.7	14.2	42.2	40.7
Amortization of investments in affordable housing partnerships and other investments	4.7	3.4	14.0	12.3
Amortization of premiums on deposits acquired	2.3	2.7	7.1	8.4
Deposit insurance premiums and regulatory assessments	4.2	3.5	11.8	10.8
Loan related expenses	2.8	4.0	9.9	12.7
Other real estate owned expense (gain on sale)	0.2	2.7	(2.0)	18.0
Legal expense	9.0	8.2	18.9	19.5
Prepayment penalty for FHLB advances and other borrowings	—	—	—	3.7
Data processing	2.2	2.3	6.8	7.0
Deposit related expenses	1.6	1.4	4.7	4.5
Consulting expense	1.3	2.7	2.7	5.7
Other operating expenses	15.9	15.4	45.8	44.2
Total noninterest expense	$100.4	$101.0	$291.1	$317.3

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, decreased $0.6 million, to $100.4 million during the third quarter of 2013, compared to $101.0 million for the same quarter in 2012, and decreased $26.2 million, or 8%, to $291.1 million during the first nine months of 2013, compared to $317.3 million for the same period in 2012.

Compensation and employee benefits increased $1.0 million, or 2%, to $41.5 million for the three months ended September 30, 2013, compared to $40.5 million for the same period in 2012, and decreased $600 thousand, to $129.2 million for the nine months ended September 30, 2013, compared to $129.8 million for the same period in 2012.

Other real estate owned expense decreased $2.5 million, or 93%, to $157 thousand for the three months ended September 30, 2013, compared to $2.7 million of expense for the same period in 2012, and decreased $20.0 million, or 111%, to a net gain on sale of $2.0 million for the nine months ended September 30, 2013, compared to $18.0 million of expense for the same period in 2012. The decrease in other real estate owned expense is mainly due to a net decrease in valuation write-downs primarily related to covered OREO and an increase in OREO sold with a gain.

Legal expense increased to $9.0 million in the third quarter of 2013, compared to $8.2 million in the third quarter of 2012, and decreased to $18.9 million for the first nine months of 2013, compared to $19.5 million in the same period of 2012. The increase during the third quarter 2013 compared to the third quarter 2012 is primarily due to the resolution of certain litigation, including covered assets during the third quarter of 2013. However, the decrease during the first nine months of 2013 compared to the first nine months of 2012 is primarily due to an overall reduction in credit cycle costs, primarily related to covered loans.

During the three and nine months ended September 30, 2013, there were no prepayment penalty of FHLB advances. In comparison, there was a minimal prepayment penalty on other borrowings during the three months ended September 30, 2012 and $3.7 million in prepayment penalties on FHLB advances and other borrowings for the nine months ended September 30, 2012.

Income Taxes

The provision for income taxes was $35.7 million for the third quarter of 2013, representing an effective tax rate of 32.8%, compared to $34.1 million for the same period in 2012, representing an effective tax rate of 32.4%. Included in income taxes recognized during the third quarter of 2013 and 2012 are $5.7 million and $4.8 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships and other investments.

For the first nine months of 2013, the provision for income taxes was $108.0 million, representing an effective tax rate of 33.0%, compared to $107.6 million for the same period in 2012, representing an effective tax rate of 33.9%. Included in income taxes recognized during the third quarter of 2013 and 2012 are $17.0 million and $13.5 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships and other investments. Additionally, during the first quarter of 2013, the effective tax rate was reduced by the impact of $1.6 million due to the retroactive extension of certain exemptions as part of the American Taxpayer Relief Act of 2012 which was signed into law in January 2013.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of September 30, 2013, the Company had a net deferred tax asset of $172.8 million.

A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state net operating losses and losses from certain foreign entities. Accordingly, a valuation allowance has been recorded for these amounts.

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

Retail Banking

The Retail Banking segment reported pretax income of $36.5 million and $87.9 million for the three and nine months ended September 30, 2013, respectively, compared to $14.2 million and $54.5 million for the same periods in 2012. The increase in pretax income for this segment during the three and nine months ended September 30, 2013 is driven by an increase in net interest income and decrease in provision for loan losses, offset by an increase in noninterest loss.

Net interest income for this segment increased $31.0 million to $114.8 million during the quarter ended September 30, 2013, compared to $83.9 million for the same period in 2012. Net interest income for the nine months ended September 30, 2013 increased $40.7 million to $297.8 million, compared to $257.1 million for the same period in 2012. The increase in net interest income is primarily due to growth in loans and lower cost of funds, offset by lower interest rates and flattening yield curve.

Noninterest income for this segment decreased $16.9 million to a noninterest loss of ($10.2) million for the three month ended September 30, 2013, as compared to noninterest income of $6.7 million recorded for the same period in 2012. Noninterest income for this segment decreased $34.1 million to a noninterest loss of ($13.0) million for the nine months ended September 30, 2013, compared to noninterest income of $21.1 million recorded during the same period in 2012. The decrease in noninterest income is primarily due to a larger decrease in the FDIC indemnification asset and receivable and no sales of student loans, offset by an increase in branch fees.

Noninterest expense for this segment increased $3.8 million to $47.8 million during the third quarter of 2013, compared to $44.1 million for the same period in 2012. The increase during the quarter is primarily due to increases in compensation and employee benefits and legal expense. Noninterest expense for this segment decreased $1.8 million to $143.8 million during the first nine months of 2013, compared to $145.6 million for the same period in 2012. The decrease during the nine months ended September 30, 2013 is primarily due to decreases in occupancy and equipment and REO-related expenses and lower amortization of premium on deposit acquisition, offset by an increase in compensation and employee benefits expense.

Commercial Banking

The Commercial Banking segment reported pretax income of $76.3 million for the quarter ended September 30, 2013, compared to $73.2 million for the same period in 2012. For the nine months ended September 30, 2013, the segment reported pretax income of $208.5 million compared to $196.9 million for the same period in 2012. The increase during the three months and nine months ended September 30, 2013 is attributable to a combination of an increase in net interest income and reduced noninterest expense and provision for loan losses, offset by an increase in noninterest loss.

Net interest income for this segment increased $24.0 million to $143.6 million for the third quarter of 2013, compared to $119.5 million for the same period in 2012. For the first nine months of 2013, net interest income increased $26.7 million to $375.8 million, compared to $349.1 million for the same period in 2012. The increase in net interest income for the first nine months of 2013 is primarily due to a larger discount accretion included in interest income from the covered loan portfolio and a lower cost of funds.

Noninterest loss for this segment increased $27.4 million to a noninterest loss of ($30.5) million during the third quarter of 2013, compared to a noninterest loss of ($3.1) million for the same period in 2012. For the nine months ended September 30, 2013, noninterest loss increased $47.4 million to a noninterest loss of ($61.7) million, compared to a noninterest loss of ($14.3) million for the same period in 2012. The increase in noninterest loss is primarily due to a larger decrease in the FDIC indemnification asset and receivables, offset by gains from sales of SBA loans.

Noninterest expense for this segment decreased $680 thousand to $30.6 million during the third quarter of 2013, compared to $31.3 million for the same period in 2012. For the nine months ended September 30, 2013, noninterest expense decreased $12.7 million to $89.7 million, compared to $102.3 million for the same period in 2012. The decrease in noninterest expense is primarily due to decreases in REO-related, legal and loan expenses, offset by increases in compensation and employee benefits and occupancy and equipment expense.

Other

The Other segment reported pretax loss of ($3.9) million for the quarter ended September 30, 2013, compared to pretax income of $17.8 million recorded in the same period in 2012. For the nine months ended September 30, 2013, pretax income for the segment was $30.9 million, compared to $66.1 million recorded in the same period of 2012.

Net interest income for this segment decreased $22.6 million to a net interest loss of ($4.1) million for the three months ended September 30, 2013, compared to a net interest income of $18.5 million for the same period in 2012. For the nine months ended September 30, 2013, net interest income decreased $50.2 million to $17.6 million, compared to $67.8 million for the same period in 2012. The decrease in net interest income for this segment is due to a decrease in investment interest income, offset by a lower borrowing interest expense.

Noninterest income for this segment decreased $90 thousand to a noninterest loss of ($748) thousand for the three months ended September 30, 2013, compared to a noninterest loss of ($839) thousand for the same period in 2012. For the nine months ended September 30, 2013, noninterest income increased $12.8 million to $18.8 million compared to $6.0 million for the same period in 2012. The increase in noninterest income for the first nine months is primarily due to increases in gains on sales of investment securities and sales of fixed assets.

Noninterest expense for this segment decreased $3.7 million to $21.9 million for the quarter ended September 30, 2013, compared to $25.6 million for the same period in 2012. For the nine months ended September 30, 2013, noninterest expense for this segment decreased $11.7 million to $57.6 million compared to $69.3 million during the same period in 2012. The decrease in noninterest expense is primarily due to decreases in compensation and employee benefits and consultant fees, offset by an increase in legal expense.

Balance Sheet Analysis

Total assets increased $1.96 billion, or 9%, to $24.50 billion as of September 30, 2013, compared to $22.54 billion as of December 31, 2012. The increase in total assets was primarily due to an increase in non-covered loans of $2.63 billion, which was due to continued growth in the single family residential, commercial and industrial, commercial real estate, consumer and student loan portfolios. During the third quarter of 2013, the Company also purchased its corporate office located in Pasadena, California.  The increase in total assets was partially offset by decreases in covered loans of $576.1 million, FDIC indemnification asset of $171.3 million and securities purchased under resale agreement of $150.0 million. The decrease in covered loans was primarily due to payoffs and paydown activity, as well as charge-offs.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total securities resale agreements decreased $150.0 million or 10%, to $1.30 billion as of September 30, 2013, compared with $1.45 billion as of December 31, 2012.

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

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an appropriate mix of fixed rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of September 30, 2013 and December 31, 2012.

Total investment securities available-for-sale increased to $2.89 billion as of September 30, 2013, compared with $2.61 billion at December 31, 2012. The investment portfolio had net unrealized losses of $43.5 million as of September 30, 2013 and net unrealized gains of $8.0 million as of December 31, 2012. The unrealized losses on these securities are primarily attributed to the rise in interest rates, together with the widened liquidity spread and credit spread. Total repayments/maturities and proceeds from sales of investment securities amounted to $376.6 million and $386.1 million, respectively, during the nine months ended September 30, 2013. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $1.11 billion during the nine months ended September 30, 2013. We recorded net gains on sales of investment securities totaling $1.1 million and $93 thousand during the third quarter of 2013 and 2012, respectively. For the first nine months of 2013, we recorded net gains on sales of investment securities totaling $12.0 million, compared with $647 thousand during the first nine months of 2012. At September 30, 2013, investment securities available-for-sale with a par value of $2.04 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, the FRB discount window, and for other purposes required or permitted by law.

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

As of September 30, 2013, the Company holds a minimal portfolio of foreign corporate debt securities. These securities represent less than 1% of both the available-for-sale portfolio and total assets. The majority of the securities are issued by Australian financial institutions. Due to the minimal holdings, the Company notes the potential exposure is limited.

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at September 30, 2013.

			After One		After Five
	Within		But Within		But Within		After		Indeterminate
	One Year		Five Years		Ten Years		Ten Years		Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of September 30, 2013
Available-for-sale
U.S. Treasury securities	$30,440	0.29%	$485,274	0.50%	$9,993	1.59%	$—	—%	$—	—%	$525,707	0.51%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	362,039	1.57%	41,022	1.57%	—	—%	—	—%	—	—%	403,061	1.57%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	535	2.58%	1,722	4.11%	149,604	3.33%	27,397	3.60%	—	—%	179,258	3.37%
Residential mortgage-backed securities	—	—%	—	—%	29,989	1.56%	947,961	1.81%	—	—%	977,950	1.80%
Municipal securities	6,151	1.90%	25,022	2.43%	204,739	2.51%	14,094	3.73%	—	—%	250,006	2.56%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	14,692	3.00%	—	—%	14,692	3.00%
Other commercial mortgage-backed securities:
Investment grade	—	—%	—	—%	51,293	2.52%	—	—%	—	—%	51,293	2.52%
Corporate debt securities:
Investment grade	1,208	3.38%	26,639	1.92%	210,451	2.06%	227,630	1.58%	—	—%	465,928	1.82%
Non-investment grade	10,876	1.89%	—	—%	—	—%	4,066	4.08%	—	—%	14,942	2.55%
Other securities	9,924	1.52%	—	—%	—	—%	—	—%	—	—%	9,924	1.52%
Total investment securities available-for-sale	$421,173		$579,679		$656,069		$1,235,840		$—		$2,892,761

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
Residential single-family	$305,357	11.3%	$362,345	10.5%
Residential multifamily	456,185	17.0%	647,440	18.8%
Commercial and industrial real estate	1,110,227	41.3%	1,348,556	39.1%
Construction and land	288,303	10.7%	417,631	12.1%
Total real estate loans	2,160,072	80.3%	2,775,972	80.5%
Other loans:
Commercial business	$454,973	16.9%	$587,333	17.0%
Other consumer	76,024	2.8%	87,651	2.5%
Total other loans	530,997	19.7%	674,984	19.5%
Total principal balance	2,691,069	100.0%	3,450,956	100.0%
Covered discount	(322,900)		(510,208)
Allowance on covered loans	(8,665)		(5,153)
Total covered loans, net	$2,359,504		$2,935,595

FDIC Indemnification Asset

During the third quarter of 2013 and 2012, the Company recorded $39.1 million and $7.1 million of amortization, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded $60.5 million and $24.9 million, respectively, of amortization in line with the improved accretable yield as discussed in Note 7 presented elsewhere in this report. Additionally, the Company recorded a $20.6 million and $30.9 million reduction to the FDIC indemnification asset for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded a $72.7 million and $107.9 million reduction to the FDIC indemnification asset and recorded the adjustment to noninterest (loss) income.  As these covered loans are removed from their respective pools, due to payoffs and chargeoffs, the Company records a proportional amount of accretable yield into interest income.  Correspondingly, the Company removes the indemnification asset associated with those removed loans and the adjustments are recorded into noninterest income. During the third quarter 2013, the estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference) was reduced as the loss on certain loan pools was evaluated and determined to be lower than expected. As a result of the reduction in the non-accretable yield, the accretable yield increased, as did the amortization of the FDIC indemnification asset. Due to the greater expected collectability on the remaining covered loans, the accrued liability to the FDIC also increased during the third quarter 2013.

FDIC Receivable

As of September 30, 2013, the FDIC loss-sharing receivable was $38.2 million as compared to $73.1 million as of December 31, 2012. This receivable represents 80% of reimbursable amounts from the FDIC that has not yet been received. These reimbursable amounts include charge-offs, loan related expenses, and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 7 to the Company’s condensed consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable, including loans held for sale, increased $2.69 billion, or 23%, to $14.57 billion at September 30, 2013, relative to December 31, 2012. During the first nine months of 2013, proceeds from sales of loans held for sale were $6.3 million resulting in net gains on sale of $1 thousand.

As of September 30, 2013, $399.8 million of loans were held in our overseas offices, including our Hong Kong branch and our subsidiary bank in China. $75.1 million of the $399.8 million of foreign loans are covered under the loss share agreements with the FDIC. In total these foreign loans represent approximately 2% of total consolidated assets. These loans are included in the Composition of Loan Portfolio table below and the Composition of Covered Loan Portfolio table above.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$3,000,923	20.6%	$2,187,323	18.3%
Multifamily	976,847	6.7%	900,708	7.5%
Total residential	3,977,770	27.3%	3,088,031	25.8%
Commercial Real Estate (“CRE”):
Income producing	4,128,494	28.3%	3,644,035	30.5%
Construction	121,597	0.8%	121,589	1.0%
Land	112,521	0.8%	129,071	1.1%
Total CRE	4,362,612	29.9%	3,894,695	32.6%
Commercial and Industrial (“C&I”):
Commercial business	4,199,686	28.7%	3,569,388	29.8%
Trade finance	681,682	4.7%	661,877	5.5%
Total C&I	4,881,368	33.4%	4,231,265	35.3%
Consumer:
Student loans	702,291	4.8%	475,799	4.0%
Other consumer	675,147	4.6%	269,083	2.3%
Total consumer	1,377,438	9.4%	744,882	6.3%
Total gross loans	14,599,188	100.0%	11,958,873	100.0%
Unearned fees, premiums, and discounts, net	(26,165)		(19,301)
Allowance for loan losses	(234,236)		(229,382)
Loans held for sale	232,309		174,317
Loans receivable, net	$14,571,096		$11,884,507

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

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $124.1 million, or 0.51% of total assets, at September 30, 2013 and $141.0 million, or 0.63% of total assets, at December 31, 2012. Nonaccrual loans amounted to $103.9 million at September 30, 2013, compared with $108.1 million at December 31, 2012. During the first nine months of 2013, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold non-covered OREO properties with a carrying value of $19.8 million during the first nine months of 2013 for a net gain of $2.9 million. Also during the first nine months of 2013 we sold notes with a carrying value of $22.5 million for proceeds of $25.3 million. Net charge-offs for non-covered nonperforming loans were $334 thousand and $4.9 million for the three and nine months ended September 30, 2013. For non-covered OREO properties, write-downs of $17 thousand and $1.4 million were recorded for the three and nine months ended September 30, 2013.

Loans totaling $36.8 million were placed on nonaccrual status during the third quarter of 2013. Loans totaling $41.5 million which were not 90 days past due as of September 30, 2013, were included in nonaccrual loans as of September 30, 2013. Additions to nonaccrual loans during the third quarter of 2013 were offset by $2.4 million in gross charge-offs, $39.3 million in payoffs and principal paydowns, $1.7 million in loans that were transferred to other real estate owned and $1.5 million in loans brought current. Additions to nonaccrual loans during the third quarter of 2013 were comprised of $16.2 million in commercial real estate loans, $12.0 million in residential loans, $7.4 million in commercial and industrial loans and $1.2 million in consumer loans.

The Company had $79.3 million and $94.6 million in total performing troubled debt restructured loans as of September 30, 2013 and December 31, 2012, respectively. Nonperforming TDR loans were $15.1 million and $10.0 million at September 30, 2013 and December 31, 2012, respectively, and are included in nonaccrual loans. Included in the total TDR loans were $4.4 million and $34.8 million of performing A/B notes as of September 30, 2013 and December 31, 2012, respectively. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B note is comprised of A note balances only. A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. As of September 30, 2013, TDR loans were comprised of $33.5 million in commercial real estate loans, $25.6 million in multifamily loans, $18.2 million in commercial business loans, $8.9 million in CRE land loans, $4.0 million in single-family loans, $2.5 million in SBA loans, $936 thousand in trade finance loans, and $752 thousand in consumer loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. At September 30, 2013, total non-covered OREO was $20.2 million, compared to $32.9 million at December 31, 2012. During the first nine months of 2013, the Company had an addition of $8.5 million to OREO due to foreclosures. Additionally, the Company recorded $1.4 million in write-downs. During this period, the Company also had a total of $22.8 million in total proceeds for OREO properties sold, resulting in a total net gain on sale of $2.9 million. As previously mentioned, losses on sales of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Nonaccrual loans	$103,882	$108,109
Loans 90 or more days past due but not on nonaccrual	—	—
Total nonperforming loans	103,882	108,109
Non-covered other real estate owned, net	20,184	32,911
Total nonperforming assets	$124,066	$141,020
Performing restructured loans	$79,287	$94,580
Total nonperforming assets to total assets	0.51%	0.63%
Allowance for non-covered loan losses to nonperforming loans	225.48%	212.18%
Nonperforming loans to total gross non-covered loans	0.70%	0.89%

We evaluate loan impairment according to the provisions of ASC 310-10-35, Receivables—Overall — Subsequent Measurement. Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged-off against the allowance for loan losses. Also, in accordance with ASC 310-10-35, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

For collateral dependent loans, an appraisal or evaluation is normally obtained to ensure the loan value is charged down to the fair value of the collateral. Appraisals are obtained from third party appraisers and reviewed by management. Evaluations are obtained from third-parties or prepared internally and are also reviewed by management. Updated appraisals and evaluations are obtained on a regular basis or at least annually, for impaired loans and other real estate owned. Further, on a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate. In calculating the discount to be applied to an appraisal or evaluation, if necessary, the Company would consider the location of collateral, the property type, and third party comparable sales. If it is assessed by management that the current value is not appropriate adjustments to the carrying value will be calculated and a charge-off may be taken to reduce the loan or the other real estate owned to the appropriate adjusted carrying value.

At September 30, 2013, the Company’s total recorded investment in impaired loans was $183.2 million, compared with $200.5 million at December 31, 2012. All nonaccrual and doubtful loans held for investment are included in impaired loans. Impaired loans at September 30, 2013 are comprised of multifamily loans totaling $43.9 million, income producing commercial real estate loans totaling $63.0 million, commercial business loans totaling $40.9 million, CRE land loans totaling $12.9 million, single-family loans totaling $13.1 million, CRE construction loans totaling $6.9 million and other consumer loans totaling $2.5 million. As of September 30, 2013, the allowance for loan losses included $17.3 million for impaired loans with a total recorded balance of $63.6 million. As of December 31, 2012, the allowance for loan losses included $11.5 million for impaired loans with a total recorded balance of $33.3 million.

The following table sets forth information regarding impaired loans as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$13,082	7.1%	$18,208	9.1%
Multifamily	43,900	24.0%	54,267	27.1%
Total residential impaired loans	56,982	31.1%	72,475	36.2%
Commercial Real Estate (“CRE”):
Income producing	62,992	34.4%	54,675	27.3%
Construction	6,888	3.8%	27,039	13.4%
Land	12,889	7.0%	15,127	7.5%
Total CRE impaired loans	82,769	45.2%	96,841	48.2%
Commercial and Industrial (“C&I”):
Commercial business	39,727	21.7%	24,070	12.0%
Trade finance	1,163	0.6%	2,582	1.3%
Total C&I impaired loans	40,890	22.3%	26,652	13.3%
Consumer:
Student loans	1,017	0.6%	—	—%
Other consumer	1,511	0.8%	4,528	2.3%
Total consumer impaired loans	2,528	1.4%	4,528	2.3%
Total gross impaired loans	$183,169	100.0%	$200,496	100.0%

The average recorded investment in impaired loans at September 30, 2013 and December 31, 2012 totaled $192.3 million and $214.0 million, respectively. During the three months ended September 30, 2013 and 2012, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $2.2 million and $1.5 million, respectively. Of these amounts, actual interest recognized on nonaccrual loans, on a cash basis, was $809 thousand and $633 thousand for the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $5.2 million and $5.0 million, respectively. Of these amounts, actual interest recognized on nonaccrual loans, on a cash basis, was $1.7 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. While we believe that the allowance for loan losses is appropriate at September 30, 2013, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

Non-covered Loans

As of September 30, 2013, the allowance for loan losses on non-covered loans amounted to $234.2 million, or 1.60% of total non-covered loans receivable, compared with $229.4 million or 1.92% of total non-covered loans receivable as of December 31, 2012 and $223.6 million or 2.00% of total non-covered loans receivable as of September 30, 2012.

We recorded a provision for loan losses on non-covered loans of $4.5 million during the third quarter of 2013. In comparison, we recorded $13.3 million in loan loss provisions on non-covered loans during the third quarter of 2012. The decrease in provision for the nine months ended September 30, 2013 as compared to the same period of 2012 is mainly due to the reduction in net charge-offs. During the third quarter of 2013, we recorded $334 thousand in net charge-offs on non-covered loans representing 0.01% of average non-covered loans outstanding during the quarter, on an annualized basis. In comparison, we recorded net charge-offs totaling $10.6 million, or 0.38% of average non-covered loans outstanding, on an annualized basis, for the same period in 2012.

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $11.5 million at September 30, 2013, compared to $9.4 million at December 31, 2012. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

Covered Loans

At September 30, 2013, included in covered loans are $342.9 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30, and are subject to the allowance for loan losses on covered loans. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $241.5 million of commercial and industrial loans, $58.4 million of commercial real estate loans, $31.2 million of consumer loans, and $11.8 million of residential loans.

At September 30, 2013, the total allowance for loan losses on covered loans amounted to $8.7 million, compared with $5.2 million at December 31, 2012 and $5.9 million at September 30, 2012. The $3.5 million increase in the total allowance for loan losses on covered loans at September 30, 2013, from year-end 2012, primarily reflects $4.8 million of loan loss provisions less $1.3 million in net charge-offs recorded during the nine months of 2013. Within the $8.7 million in total allowance for loan losses on covered loans at September 30, 2013 is $6.4 million related to covered loans outside of scope of ASC 310-30, which is allocated within our loan segments as follows: $3.7 million for commercial and industrial loans, $2.2 million for commercial real estate loans, $376 thousand for consumer loans and $161 thousand for residential loans. The remaining $2.3 million of allowance for loans losses on covered loans under ASC 310-30 is allocated mainly to the portfolio’s commercial real estate segment.

We recorded $964 thousand reversal of the total loan loss provisions on covered loans including $772 thousand outside the scope of ASC 310-30 and $192 thousand under ASC 310-30 during the third quarter of 2013. In comparison, we recorded loan loss provisions of $5.2 million on covered loans outside the scope of ASC 310-30 and no provision for loan losses on covered loans under ASC 310-30 was recorded, during the third quarter of 2012. There were $1.3 million in charge-offs recorded on covered loans outside the scope of ASC 310-30, for the nine months ended September 30, 2013. In comparison, we recorded a net charge-offs of $6.5 million on these loans for the same period in 2012. There were no charge-offs recorded in either the nine months ended September 30, 2013 or 2012 for the covered loans under ASC 310-30 that were beyond the loan pools associated discount.

The following table summarizes activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
NON-COVERED LOANS
Allowance for non-covered loans, beginning of period	$233,480	$219,454	$229,382	$209,876
Allowance for unfunded loan commitments and letters of credit	(3,445)	1,502	(2,297)	(2)
Provision for loan losses, excluding covered loans	4,535	13,321	12,050	46,395
Gross charge-offs:
Residential	432	2,767	1,293	7,334
Commercial real estate	574	4,639	2,341	20,217
Commercial and industrial	1,387	6,586	6,464	16,954
Consumer	6	488	1,217	1,579
Total gross charge-offs	2,399	14,480	11,315	46,084
Gross recoveries:
Residential	469	71	1,540	1,254
Commercial real estate	270	2,058	1,619	6,860
Commercial and industrial	1,243	1,708	2,379	5,230
Consumer	83	3	878	108
Total gross recoveries	2,065	3,840	6,416	13,452
Net charge-offs	334	10,640	4,899	32,632
Allowance balance for non-covered loans, end of period	$234,236	$223,637	$234,236	$223,637
COVERED LOANS
Allowance for covered loans not accounted under ASC 310-30, beginning of period (1)	$7,100	$7,173	$5,153	$6,647
(Reversal of) provision for loan losses on covered loans not accounted under ASC 310-30	(772)	5,179	2,511	5,705
Gross charge-offs:
Commercial real estate	—	1,509	380	1,509
Commercial and industrial	—	4,966	955	4,966
Consumer	—	—	1	—
Total gross charge-offs	—	6,475	1,336	6,475
Allowance for covered loans not accounted under ASC 310-30, end of period (1)	$6,328	$5,877	$6,328	$5,877

Allowance for covered loans accounted under ASC 310-30, beginning of period (2)	$2,529	$—	$—	$—
(Reversal of) provision for loan losses on covered loans accounted under ASC 310-30	(192)	—	2,337	—
Allowance for covered loans accounted under ASC 310-30, end of period (2)	$2,337	$—	$2,337	$—
Total allowance for loan losses on covered loans, end of period	$8,665	$5,877	$8,665	$5,877
Average non-covered loans outstanding	$14,292,218	$11,119,319	$13,214,039	$10,848,394
Total gross non-covered loans outstanding, end of period	$14,599,188	$11,155,208	$14,599,188	$11,155,208
Annualized net charge-offs on non-covered loans to average non-covered loans	0.01%	0.38%	0.05%	0.40%
Allowance for non-covered loan losses to total gross non-covered loans held for investment at end of period	1.60%	2.00%	1.60%	2.00%

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

The following table reflects the Company’s allocation of the combined non-covered and covered allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Residential	$50,776	27.3%	$49,349	25.8%
Commercial Real Estate	69,357	29.9%	69,856	32.6%
Commercial and Industrial	104,638	33.4%	105,376	35.3%
Consumer	9,465	9.4%	4,801	6.3%
Covered loans subject to allowance for loan losses	8,665	—%	5,153	—%
Total	$242,901	100.0%	$234,535	100.0%

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $2.05 billion to $20.36 billion as of September 30, 2013 from $18.31 billion as of December 31, 2012. The increase in total deposits was due to increases in noninterest-bearing demand deposits of $1.22 billion or 27%, money market accounts of $403.4 million or 8%, interest-bearing demand deposits of $401.4 million or 33%, and saving accounts of $234.9 million or 17%, which was offset by a decrease of $211.3 million or 3%, in time deposits.

As of September 30, 2013, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $223.7 million, compared with $260.5 million as of December 31, 2012. Overall, time deposits have decreased during the nine months ended September 30, 2013 including deposits in the CDARS program. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with other financial institutions to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table sets forth the composition of the deposit portfolio as of the dates indicated:

	September 30,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in thousands)
Core deposits:
Noninterest-bearing demand	$5,757,341	$4,535,877	$1,221,464	27%
Interest-bearing checking	1,631,722	1,230,372	401,350	33%
Money market	5,403,677	5,000,309	403,368	8%
Savings	1,656,045	1,421,182	234,863	17%
Total core deposits	14,448,785	12,187,740	2,261,045	19%
Time deposits	5,910,355	6,121,614	(211,259)	(3)%
Total deposits	$20,359,140	$18,309,354	$2,049,786	11%

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. FHLB advances totaled $314.6 million as of September 30, 2013, compared to $313.0 million as of December 31, 2012. The increase in FHLB advances does not represent additional advances but rather is the accretion adjustment for the discount associated with these advances.  During the first nine months of 2013, the Company did not prepay or modify any FHLB advances. During the first nine months of 2012, the Company prepaid FHLB advances of $50.0 million with $3.7 million of prepayment penalties and modified $300.0 million of FHLB advances. The associated modification cost incurred by the Company was deferred and treated as a discount on the corresponding debt.

In addition to FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $995.0 million as of September 30, 2013 and December 31, 2012. No short-term repurchase agreements were outstanding as of September 30, 2013 and December 31, 2012. Repurchase agreements are long-term with interest rates that are largely fixed ranging from 2.50% to 5.01%, as of September 30, 2013. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt increased $50.0 million to $187.2 million, as of September 30, 2013, compared to $137.2 million as of December 31, 2012. The $50.0 million increase represents the initial advance from a three-year term loan agreement the Company entered into during the third quarter of 2013. The remaining long-term debt of $137.2 million is comprised of junior subordinated debt. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with more than $15 billion in total consolidated assets are no longer able to include trust preferred securities as Tier I regulatory capital which commenced in 2013 with phase-out complete by 2016. The junior subordinated debt is being phased out 25% each year, over the four year period, from Tier I capital into Tier II capital for regulatory purposes. This junior subordinated debt was issued in connection with our various pooled trust preferred securities offerings.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of September 30, 2013, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the condensed consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Contractual Obligations
Deposits	$4,753,103	$687,297	$441,958	$197,456	$14,540,291	$20,620,105
FHLB advances	1,998	3,995	3,995	338,067	—	348,055
Securities sold under repurchase agreements	40,377	320,526	336,014	504,828	—	1,201,745
Affordable housing/CRA investment commitments	—	—	—	—	64,391	64,391
Long-term debt obligations	3,649	57,080	5,524	185,143	—	251,396
Operating lease obligations (1)	23,906	36,207	19,704	23,041	—	102,858
Unrecognized tax liability	—	3,127	2,932	—	—	6,059
Postretirement benefit obligations	282	589	970	13,953	—	15,794
Total contractual obligations	$4,823,315	$1,108,821	$811,097	$1,262,488	$14,604,682	$22,610,403

(1)      Represents the Company’s lease obligation for all rental properties.

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to our customers as of September 30, 2013 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$3,673,478
Standby letters of credit	985,440
Commercial letters of credit	94,035

Capital Resources

At September 30, 2013, stockholders’ equity totaled $2.31 billion, a 3% decrease from the year-end 2012 balance of $2.38 billion. The decrease is comprised of the following: (1) repurchase of treasury stock pursuant to the stock repurchase program totaling $200.0 million, representing 8,026,807 treasury stock shares; (2) accrual and payment of cash dividends on common and preferred stock totaling $65.9 million during the first nine months of 2013; (3) other comprehensive loss of $29.8 million; and (4) purchase of treasury shares related to restricted stock surrendered due to employee tax liability amounting to $9.0 million, representing 368,932 shares. These transactions were offset by: (1) net income of $219.3 million recorded during the first nine months of 2013; (2) stock compensation amounting to $9.3 million related to grants of restricted stock units; (3) tax benefits of $3.3 million from various stock plans; (4) issuance of common stock totaling $2.1 million, representing 285,921 shares, pursuant to various stock plans and agreements; and (5) issuance of shares pursuant to Director retainer fees of $630 thousand, representing 19,998 shares. Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs, and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital and the adequacy of capital. As a result of the recently adopted federal regulatory changes to capital requirements, our Board of Directors, in consultation with management, will continue to assess the adequacy and components of our capital to ensure that we meet all required regulatory standards.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well capitalized.” At September 30, 2013, the Bank’s Tier I and total capital ratios were 11.9% and 13.1%, respectively, compared to 14.3% and 15.6%, respectively, at December 31, 2012.

The following table compares East West Bancorp, Inc.’s and East West Bank’s capital ratios at September 30, 2013, to those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	14.0%	13.1%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	12.4%	11.9%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.7%	8.4%	4.0%	5.0%

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

During the first nine months of 2013, we experienced net cash inflows from operating activities of $291.3 million, compared to net cash inflows of $194.2 million for the first nine months of 2012.

Net cash outflows from investing activities totaled $2.10 billion for the first nine months of 2013 compared with net cash inflows of $421.6 billion for the first nine months of 2012. Net cash outflows from investing activities for the first nine months of 2013 were due to purchase of securities purchased under resale agreements and investment securities. Net cash inflows from investing activities for the first nine months of 2012 were due primarily from sales of investment securities, repayments, maturities and redemptions of investment securities available-for-sale and paydowns, maturities of securities purchased under resale agreements.

We experienced net cash inflows from financing activities of $1.81 billion during the first nine months of 2013, primarily due to the increase in deposits. We experienced net cash outflows from financing activities of $229.8 million during the first nine months of 2012, primarily due to the repayment of long-term debt and repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan.

As a means of augmenting our liquidity, we have available a combination of borrowing sources comprised of the Federal Reserve Bank’s discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the nine months ended September 30, 2013, total dividends paid by the Bank to the Company amounted to $319.0 million.

In October 2013, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on the Company’s common stock payable on or about November 15, 2013 to shareholders of record as of October 31, 2013.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2013 and December 31, 2012, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	September 30,	December 31,	September 30,	December 31,
(Basis Points)	2013	2012	2013	2012
+200	10.2%	9.0%	14.3%	6.3%
+100	4.9%	4.0%	6.7%	2.4%
-100	(0.4)%	(0.5)%	(2.9)%	(3.7)%
-200	(0.5)%	(0.8)%	(7.0)%	(6.8)%

(1)       The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)       The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities, and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2013 and December 31, 2012. As of September 30, 2013, the Bank’s balance sheet is more sensitive to interest rate changes on the asset side than the liability side. In a rising rate environment, this allows more net interest income and higher net portfolio value for the bank. However, in a declining rate environment, the bank will see lower net interest income and lower net portfolio value as projected in the volatility table above. At September 30, 2013 and December 31, 2012, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of September 30, 2013. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(Dollars in thousands)
Assets:
CD investments	$475,553	$—	$—	$—	$—	$—	$475,553
Average yield (fixed rate)	3.08%	—%	—%	—%	—%	—%	3.08%
Short-term investments	$578,183	$—	$—	$—	$—	$—	$578,183
Weighted average rate	0.38%	—%	—%	—%	—%	—%	0.38%
Securities purchased under resale agreements	$1,000,000	$50,000	$200,000	$—	$50,000	$100,000	$1,400,000
Weighted average rate	1.35%	1.21%	2.02%	—%	2.50%	3.25%	1.62%
Investment securities	$1,123,410	$276,352	$341,817	$236,872	$305,087	$609,223	$2,892,761
Weighted average rate	2.05%	2.64%	2.65%	2.44%	2.15%	3.15%	2.45%
Total covered gross loans	$2,255,225	$146,158	$93,625	$74,563	$82,493	$73,058	$2,725,122
Weighted average rate	4.40%	5.42%	5.40%	5.00%	4.97%	5.95%	4.56%
Total non-covered gross loans	$11,619,133	$959,062	$918,619	$472,731	$386,434	$441,617	$14,797,596
Weighted average rate	3.89%	4.94%	4.93%	5.29%	4.99%	5.68%	4.15%

Liabilities:
Checking accounts	$1,400,206	$—	$—	$—	$—	$—	$1,400,206
Weighted average rate	0.23%	—%	—%	—%	—%	—%	0.23%
Money market accounts	$5,403,677	$—	$—	$—	$—	$—	$5,403,677
Weighted average rate	0.26%	—%	—%	—%	—%	—%	0.26%
Savings deposits	$1,656,045	$—	$—	$—	$—	$—	$1,656,045
Weighted average rate	0.17%	—%	—%	—%	—%	—%	0.17%
Time deposits	$4,720,146	$569,409	$100,586	$221,454	$194,241	$104,519	$5,910,355
Weighted average rate	0.59%	0.85%	1.29%	1.30%	1.28%	4.12%	0.74%
FHLB advances	$332,000	$—	$—	$—	$—	$—	$332,000
Weighted average rate	0.60%	—%	—%	—%	—%	—%	0.60%
Securities sold under repurchase agreements (fixed rate)	$—	$120,000	$125,000	$250,000	$—	$200,000	$695,000
Weighted average rate	—%	4.44%	4.53%	5.01%	—%	4.27%	4.61%
Securities sold under repurchase agreements (variable rate)	$300,000	$—	$—	$—	$—	$—	$300,000
Weighted average rate	2.78%	—%	—%	—%	—%	—%	2.78%
Other long-term borrowing (variable rate)	$50,000	$—	$—	$—	$—	$—	$50,000
Weighted average rate	1.77%	—%	—%	—%	—%	—%	1.77%
Junior subordinated debt (variable rate)	$137,178	$—	$—	$—	$—	$—	$137,178
Weighted average rate	2.01%	—%	—%	—%	—%	—%	2.01%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2013. The following summarizes share repurchase activities during the third quarter of 2013:

				Approximate
			Total Number	Dollar Value
			of Shares	in Millions of
	Total		Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
July 31, 2013	—	$—	—	$100.0
August 31, 2013	—	—	—	100.0
September 30, 2013	—	—	—	100.0
Total	—	$—	—	$100.0

(1)       Excludes 26,642 shares surrendered due to employee tax liability and forfeitures of restricted stock awards, totaling $617 thousand, pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

(2)       On July 17, 2013, the Company’s Board of Directors announced a new repurchase program authorizing the repurchase of up to $100.0 million of its common stock.

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

Dated: November 12, 2013

EAST WEST BANCORP, INC.

	By:	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer; Duly Authorized Officer