Form 10-K
period 2013-12-31
EAST WEST BANCORP INC
filed 2014-03-03
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,745,654,275 (based on the June 30, 2013 closing price of Common Stock of $27.50 per share).

As of January 31, 2014, 143,207,881 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Stockholders – Part III

EAST WEST BANCORP, INC.

2013 ANNUAL REPORT ON FORM 10-K

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to integrate the former MetroCorp Bancshares, Inc. (“MetroCorp”) operations and to achieve the projected synergies of this acquisition;
•	our ability to manage the loan portfolios acquired from the Federal Deposit Insurance Corporation (“FDIC”) assisted acquisitions within the limits of the loss protection provided by the FDIC;
•	changes in our borrowers’ performance on loans;
•	changes in the commercial and consumer real estate markets;
•	changes in our costs of operation, compliance and expansion;
•	changes in the U.S. economy, including inflation;
•	changes in government interest rate policies;
•	changes in laws or the regulatory environment;
•	changes in the economy of and monetary policy in the People’s Republic of China;
•	changes in critical accounting policies and judgments;
•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies;
•	changes in the equity and debt securities markets;
•	changes in competitive pressures on financial institutions;
•	effect of additional provision for loan losses;
•	effect of government budget cuts and government shut down;
•	fluctuations of our stock price;
•	success and timing of our business strategies;
•	impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;
•	impact of the European debt crisis;
•	impact of potential federal tax increases and spending cuts;
•	changes in our ability to receive dividends from our subsidiaries; and
•	political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

For a more detailed discussion of some of the factors that might cause such differences, see “ITEM 1A. RISK FACTORS” presented elsewhere in this report. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements, except as required by law.

ITEM 1.  BUSINESS

Organization

East West Bancorp, Inc.  East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “we”) is a bank holding company incorporated in Delaware on August 26, 1998 and registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank, or the “Bank”. The Bank is the Company’s principal asset. In addition to the Bank, the Company has 7 other subsidiaries, namely East West Insurance Services, East West Capital Trust IV, East West Capital Trust V, East West Capital Trust VI, East West Capital Trust VII, East West Capital Trust VIII, and East West Capital Trust IX.

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

Other Subsidiaries of East West Bancorp, Inc.  The Company established 9 other subsidiaries as statutory business trusts, East West Capital Trust I, East West Capital Trust II, East West Capital Statutory Trust III in 2003, East West Capital Trust IV and East West Capital Trust V in 2004, East West Capital Trust VI in 2005, East West Capital Trust VII in 2006, and East West Capital Trusts VIII and East West Capital Trust IX in 2007, collectively referred to as the “Trusts”. In nine separate private placement transactions, the Trusts have issued either fixed or variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory purposes. However, the Trusts will be phased out as Tier I capital starting in 2013 through 2015. As of December 31, 2013, there were six trusts outstanding including East West Capital Trust IV, East West Capital Trust V, East West Capital Trust VI, East West Capital Trust VII, East West Capital Trusts VIII and East West Capital Trust IX. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, Consolidation, the Trusts are not consolidated into the accounts of the Company.

East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. East West has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, East West’s principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West’s other sources of funds include proceeds from the issuance of its common stock in connection with stock option and employee stock purchase plans. At December 31, 2013, the Company had $24.73 billion in total consolidated assets, $17.81 billion in net consolidated loans, and $20.41 billion in total consolidated deposits.

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

At December 31, 2013, the Bank has four wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. The second subsidiary, East-West Investments, Inc., primarily acts as a trustee in connection with real estate secured loans. The remaining subsidiaries are East West Bank (China) Limited and East West Securities Investment Consulting Co., Ltd. (Taiwan).

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

The Bank has also grown through strategic partnerships. On August 30, 2001, the Bank entered into an agreement with 99 Ranch Market to provide retail banking services in their stores throughout California. 99 Ranch Market is the largest Asian-focused chain of supermarkets on the West Coast, with over 30 full-service stores in California, Texas, Washington, and Nevada. Tawa Supermarket Companies (“Tawa”) is the parent company of 99 Ranch Market. Tawa’s property development division owns and operates many of the shopping centers where 99 Ranch Market stores are located. We are currently providing in-store banking services to twelve 99 Ranch Market locations in California.

On September 18, 2013 the Bank entered into a definitive agreement with MetroCorp Bancshares, Inc. pursuant to which MetroCorp will merge with and into the Company. MetroCorp is headquartered in Houston, Texas.  As of December 31, 2013, MetroCorp had $1.6 billion in total assets. The acquisition subsequently closed on January 17, 2014, for consideration worth $268.0 million.

The Bank continues to develop its international banking capabilities. The Bank has one full-service branch in Hong Kong which commenced operations during the first quarter of 2007. The Hong Kong branch offers a variety of deposit, loan, and international banking products. In addition, the Bank has two full-service branches in mainland China through the Chinese bank subsidiary, which resulted from the UCB acquisition. The subsidiary branches include one branch in Shanghai and one branch in Shantou. The Bank also has three overseas representative offices in China located in Beijing, Guangzhou and Shenzhen and one in Taipei, Taiwan. The first office, located in Beijing, was opened in 2003. The other overseas representative offices located in Guangzhou and Shenzhen resulted from the UCB acquisition.  The representative office in Taipei, Taiwan opened in 2008. In addition to facilitating traditional letters of credit and trade finance to businesses, these representative offices allow the Bank to assist existing clients, as well as develop new business relationships. Through these offices, the Bank is focused on growing its export-import lending volume by aiding U.S. exporters in identifying and developing new sales opportunities to China-based customers as well as capturing additional letters of credit business generated from China-based exports through broader correspondent banking relationships.

The Bank continues to explore opportunities to establish other foreign offices, subsidiaries or strategic investments and partnerships to expand its international banking capabilities and to capitalize on the growing international trade business between the United States and Asia.

Banking Services

East West Bank is the fifth largest independent commercial bank headquartered in California as of December 31, 2013 based on total assets. East West Bank is the largest bank in the United States that focuses on the financial services needs of individuals and businesses which operate both in the United States and Greater China, as well as having a strong focus on the Chinese American community. Through its network of 119 banking locations in the United States, China and Hong Kong, the Bank provides a wide range of personal and commercial banking services to small- and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers’ checks, safe deposit boxes, and MasterCard and Visa merchant deposit services.

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

The Bank’s three operating segments: Retail Banking, Commercial Banking and Other are based on the Bank’s core strategy. The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial, industrial, and commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s production offices in California, New York, Texas, and the New England region, among others. Furthermore, the Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the eliminations of intersegment amounts have been aggregated and included in “Other.” For complete discussion and disclosure see Note 24 to the Company’s consolidated financial statements presented elsewhere in this report.

Market Area and Competition

The Bank has 94 branches located in Northern and Southern California. Additionally, the Bank has six branches in New York, four branches in Georgia, two branches in Massachusetts, one branch in Nevada, one branch in Texas, and four branches in Washington. In Greater China, East West’s presence includes three full-service branches in Hong Kong, in Shanghai, and in Shantou. The Bank operates in China as East West Bank China (Limited), a full-service bank and wholly owned subsidiary of East West Bank. The Bank also has three representative offices in China located in Beijing, Guangzhou and Shenzhen and one in Taipei, Taiwan.

The Bank concentrates on marketing its services in the greater Los Angeles metropolitan area and the greater San Francisco Bay area.  California is the eighth largest economy in the world, with a population of over 35 million people. China and other Pacific Rim countries continue to grow as California’s top trading partners.  This provides the Bank with an important competitive advantage to its customers participating in the Asia Pacific marketplace. We believe that our customers benefit from our understanding of Asian markets through our physical presence in Hong Kong, China and Taiwan, our corporate and organizational ties throughout Asia, as well as our international banking products and services. We believe that this approach, combined with the extensive ties of our management and Board of Directors to the growing Asian business opportunities as well as the Chinese-American communities, provides us with an advantage in competing for customers in our market area. The Bank is also committed to expanding its customer base in Asia, the rest of California, New York, Washington and other urban areas in which we operate, including Georgia, Massachusetts, and Texas.

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

The impact on the Bank of the negative credit cycle during recent years has stabilized. However, the overall economic environment remains challenging, with high unemployment rates and reduced general spending.

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

•

the creation of a Consumer Financial Protection Bureau (the “CFPB”), which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and which may examine and enforce its regulations on banks with more than $10 billion in assets; and

•

the adoption, on December 10, 2013, by five financial regulatory agencies, including our primary federal regulator, the Federal Reserve, of final rules implementing the Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act. The final rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. The final rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015.

The numerous rules and regulations that have been promulgated and are yet to be promulgated and finalized under Dodd-Frank are likely to significantly impact our operations and compliance costs. More stringent capital, liquidity and leverage requirements are expected to impact our business as Dodd-Frank is fully implemented.  The federal agencies are in the process of issuing the many rules required to implement provisions of Dodd Frank, some of which will apply directly to larger institutions with either more than $50 billion in assets or more than $10 billion in assets, such as proposed regulations for financial institutions deemed systemically significant, proposed rules requiring capital plans and stress tests, as well as a final rule for the largest banks (over $250 billion assets and internationally active) setting a new minimum risk-based capital floor. These and other requirements and policies imposed on larger institutions, such as expected countercyclical requirements for increased capital in times of economic expansion and a decrease in times of contraction, may subsequently become expected “best practices” for smaller institutions.  Therefore, as a result of the changes required by Dodd-Frank, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices.  Such developments and new standards would require us to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

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

The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Department of Business Oversight (“DBO”). DBO approvals may also be required for certain mergers and acquisitions.

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

The Bank.  As a California state-chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the CFPB, DBO, and by the FRB, as the Bank’s primary federal regulator. As a member bank, the Bank is a stockholder of the FRB.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2013, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $62.3 million, which includes $3.0 million of the FHLB of Seattle capital stock as a result of the WFIB acquisition.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain interest-bearing reserves at specified levels against their transaction accounts. At December 31, 2013, the Bank was in compliance with these requirements. As a member bank, the Bank is also required to own capital stock in the FRB. At December 31, 2013, the Bank held an investment of $48.3 million in FRB capital stock.

Foreign Operations

East West Bank currently has three full-service branches in Greater Asia, which are located in Hong Kong, Shanghai, and Shantou. The Bank operates in China, as a full-service bank under East West Bank China (Limited), a wholly owned subsidiary of East West Bank. The Bank also has three representative offices in China located in Beijing, Guangzhou and Shenzhen and one in Taipei, Taiwan. The Bank’s overseas activities are regulated by the FRB and the DBO and are also regulated by the supervisory authorities of the host countries in which the Bank has offices.

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

During the second quarter of 2013, the Company converted approximately $83.0 million of 8% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (“Series A preferred stock”) outstanding shares, which was originally issued in April 2008, into 5.6 million shares of common stock.

Capital Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in Dodd-Frank and the Basel III international supervisory developments discussed below. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2013, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions. For complete discussion and disclosure see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk-Based Capital” and Note 23 to the Company’s consolidated financial statements presented elsewhere in this report.

The federal banking agencies have adopted risk-based minimum capital adequacy guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Under the capital adequacy guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. Under Dodd-Frank depository institution holding companies, such as the Company, with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier I regulatory capital as of the end of a three-year phase-out period in 2016, and may be obligated to replace any outstanding trust preferred securities issued prior to May 19, 2010, with qualifying Tier I regulatory capital during the phase-out period. “Tier II capital” includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. Following the phase-out period under Dodd-Frank, trust preferred securities will be treated as Tier II capital.  “Tier III capital” consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0% and a minimum ratio of Tier I capital to risk-weighted assets of 4.0%. An institution is defined as well capitalized if its total capital to risk-weighted assets ratio is 10.0% or more; its core capital to risk-weighted assets ratio is 6.0% or more; and its core capital to adjusted average assets ratio is 5.0% or more.

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

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” The Basel III capital framework, among other things:

•

introduces as a new capital measure, Common Equity Tier 1 (“CET1”), more commonly known in the United States as “Tier 1 Common,” and defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•

when fully phased in, requires covered banks to maintain: (i) a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; (iii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iv) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (v) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•

an additional “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

The federal bank regulatory agencies issued joint proposed rules in June 2012 that would revise the risk-based capital requirement and the method for calculating risk-weighted assets to make them consistent with Basel III and provisions of the Dodd-Frank Act.  On July 2, 2013, the Federal Reserve Board approved final rules implementing Basel III and certain changes required by the Dodd Frank Act, effective on January 1, 2015 (subject to a phase-in period). The final rules apply to all depository institutions and top-tier bank holding companies with assets of $500 million or more. As noted above, the final rules establish a new minimum common equity Tier 1 ratio of at least 4.5% of risk-weighted assets and implement a new capital conservation buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% common equity Tier 1 capital ratio and be phased in over a three-year period beginning January 1, 2016. Also, as noted above, the final rules raise the minimum ratio of Tier 1 capital to risk-weighted assets to 6.0%. The final rules further assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rules also require unrealized gains and losses on certain securities holdings to be included in calculating capital ratios. The final rules, including alternative requirements for smaller community financial institutions like the Company, would, when finalized, be phased in through 2019.On July 9, 2013, the OCC adopted the same rules for national banks and federal savings associations, and the FDIC approved the same provisions, as an interim final rule, for state nonmember banks and state savings associations.

With respect to East West Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.” The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which apply to East West Bank. The federal banking agencies have not yet proposed rules to implement the NSFR.

Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FRB, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

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

Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

FDIC Deposit Insurance

The FDIC insures our customer deposits through the Deposit Insurance Fund of the FDIC up to prescribed limits for each depositor. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the Deposit Insurance Fund or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the DBO.

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

In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus. California has laws and the DBO has regulations which adopt and also apply Regulation O to the Bank.

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

Under the Dodd-Frank Act, regulators were required to mandate specific underwriting criteria to support a reasonable, good faith determination by lenders of a consumer’s ability to repay a mortgage. The CFPB by amendment to Regulation Z, which implements the Truth in Lending Act and took effect on January 10, 2014, has defined what would be considered a “qualified mortgage.”  Another Dodd-Frank provision requires banks and other mortgage lenders to retain a minimum 5% economic interest in mortgage loans sold through securitizations unless the loans meet a definition of a “qualified residential mortgage” yet to be promulgated.  Banks will have to reevaluate their underwriting standards and the extent and type of their mortgage lending as a result of these regulations implementing Dodd-Frank.

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

Regulation of Subsidiaries/Branches

Foreign-based subsidiaries, including East West Bank China (Limited) are subject to applicable foreign laws and regulations, such as those implemented by the China Banking Regulatory Commission. Nonbank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. East West Insurance Services, Inc. is subject to the licensing and supervisory authority of the California Commissioner of Insurance. The East West Hong Kong branch is subject to applicable foreign laws and regulations, such as those implemented by the Hong Kong Monetary Authority.

Employees

East West does not have any employees other than officers who are also officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2013, the Bank had a total of 2,434 full-time employees and 92 part-time employees and East West Insurance had a total of 16 full-time employees. None of the employees are represented by a union or collective bargaining group. The managements of the Bank and East West Insurance believe that their employee relations are satisfactory.

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

Name	Age (1)	Position with Company or Bank
Dominic Ng	55	Chairman and Chief Executive Officer of the Company and the Bank
Julia S. Gouw	54	President and Chief Operating Officer of the Company and the Bank
Ming Lin Chen	53	Executive Vice President and Head of Retail and Banking Operations of the Bank
William H. Fong	66	Executive Vice President and Head of Northern California Commercial Lending Division of the Bank
Karen Fukumura	49	Executive Vice President and Head of Change Execution of the Bank
John R. Hall	58	Executive Vice President and Chief Credit Officer of the Bank
Douglas P. Krause	57	Executive Vice President, Chief Risk Officer, General Counsel, and Secretary of the Company and the Bank
Wendy Cai-Lee	39	Senior Managing Director and Head of U.S. Eastern and Texas Regions
Irene H. Oh	36	Executive Vice President and Chief Financial Officer of the Company and the Bank
Bennett Pozil	52	Executive Vice President and Head of Corporate Banking of the Bank
James T. Schuler	65	Executive Vice President and Chief Human Resources Officer of the Bank
Andy Yen	56	Executive Vice President and Head of International Banking and the Business Banking Division of the Bank

(1)                                        As of March 3, 2014

Dominic Ng serves as Chairman and Chief Executive Officer of the Company and the Bank. Prior to taking the helm of East West in 1991, Mr. Ng was President and Chief Executive Officer of Seyen Investment, Inc. and before that spent over a decade as a CPA with Deloitte & Touche LLP. Mr. Ng serves on the Board of Directors of Mattel, Inc. and served for six years as a director of the Federal Reserve Bank of San Francisco, Los Angeles Branch.

Julia S. Gouw serves as President and Chief Operating Officer of the Company and the Bank and as a member of the Board of Directors. Ms. Gouw served as Executive Vice President and Chief Financial Officer of the Company and the Bank from 1994 until April 2008. Ms. Gouw retired at the end of 2008 and rejoined the Bank in December 2009 as President and Chief Operating Officer. Prior to joining East West in 1989, Ms. Gouw was a Senior Audit Manager with KPMG LLP. Ms. Gouw serves on the boards of Pacific Mutual Holding Company and Pacific LifeCorp.

Ming Lin Chen serves as Executive Vice President and Head of Retail and Banking Operations. Ms. Chen joined East West Bank in 2004 as Senior Vice President and Senior Relationship Manager and was promoted to Executive Vice President in 2009. Prior to joining East West Bank, Ms. Chen was Senior Vice President and Corporate Secretary of General Bank and General Bancorp. She held several management positions including international banking, commercial and SBA lending, marketing and branch operations during her 19 years with General Bank.

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

Karen Fukumura serves as Executive Vice President and Head of Change Execution of the Bank. Prior to joining East West Bank in April 2008, Ms. Fukumura was a Senior Vice President with Bank of America and held several transformational leadership roles within the Consumer Bank and Service & Fulfillment Operations. Additionally, Ms. Fukumura has seven years of management and technology consulting experience in Asia, and previously held sales and manufacturing operations roles within Mobil Oil and Xerox Corporation, respectively.

John R. Hall serves as Executive Vice President and Chief Credit Officer of East West Bank. Mr. Hall joined East West Bank in 2010, after serving six years as Regional Vice President/Senior Vice President of Commercial Banking for Wells Fargo Bank in the Los Angeles area. Mr. Hall spent 27 years at Wells Fargo and its predecessor bank, Norwest Bank, in various commercial banking management positions. Mr. Hall has over 35 years experience in the middle market lending and various specialized industry groups within commercial banking. He is an active member of the Board of Governors at Cedars-Sinai Medical Center in Los Angeles.

Douglas P. Krause serves as Executive Vice President, Chief Risk Officer, General Counsel, and Corporate Secretary of East West Bancorp, Inc. and East West Bank. Prior to joining East West Bank in 1996, Mr. Krause was General Counsel of Metrobank from 1991 to 1996. Mr. Krause started his career with the law firm of Jones, Day, Reavis and Pogue where he specialized in financial services. Mr. Krause has served as a commissioner on the governing board and as Chairman of the Audit Committee of the Port of Los Angeles. He also served on the governing board of the Alameda Corridor Transportation Authority and on the executive committee and project committee of the I-710 Project.

Wendy Cai-Lee serves as Senior Managing Director and Head of U.S. Eastern and Texas Regions, overseeing New England, Greater New York area, Southeast and Texas markets.   Prior to joining East West Bank in 2011, she spent 10 years with Deloitte & Touche as a Managing Director, focusing on U.S. & China cross-border transactions.  Ms. Cai-Lee serves as the Chair of the Board of Americans for United Nation’s Population Fund, on the Board of the Douglass College of Rutgers University, and as Trustee at the Queens Museum of Arts.

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

Bennett Pozil serves as Executive Vice President and Head of Corporate Banking. Prior to joining East West Bank in April 2011, Mr. Pozil served 11 years as the Managing Director of the Los Angeles office for Natixis. Mr. Pozil is active in the Los Angeles community, serving as the Chairman of the Boards of the Music Center of Los Angeles Leadership Council and is on the Board of the Asia Society’s Southern California Chapter.

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

Andy Yen serves as Executive Vice President and Head of International Banking and the Business Banking Division. In this capacity, Mr. Yen oversees the Bank’s greater China Region as well as the U.S. Business Banking Division. Mr. Yen joined the Bank in September 2005 through its merger with United National Bank (“UNB”). Before being promoted to President of UNB in 2001, Mr. Yen was the Executive Vice President from 1998 to 2000 and Senior Vice President from 1992 to 1997, overseeing both the operations and lending functions of UNB. Mr. Yen also served as a member of the Board of Directors of UNB from 1992 to 2005. Mr. Yen has over 30 years experience in commercial and real estate lending and also held positions at Tokai Bank of California and Trans National Bank before he joined UNB.

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

•                    revises the FDIC’s insurance assessment methodology so that premiums are assessed based upon the average consolidated total assets of a bank less tangible equity capital;

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

The CFPB has adopted revisions to Regulation Z, which implements the Truth in Lending Act, pursuant to Dodd-Frank. The revisions went into effect on January 10, 2014 and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans).  The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards.  This may impact our underwriting of single family residential loans and the resulting unknown effect on potential delinquencies. In particular, the revisions when they take effect will prevent us from making “no documentation” and “low documentation” home loans, because the rules require determining a consumer’s ability to pay based in part on verified and documented information. Low documentation loans represent a substantial portion of our single family residential loan portfolio. Accordingly, these new provisions may adversely affect the growth in the residential loan portfolio.

Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the Federal Reserve, adopted final rules implementing the Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of Dodd-Frank. The final rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. The final rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015.

In addition to the enactment of Dodd-Frank, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. These actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under Dodd-Frank or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions and may result in restrictions in our operations.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including the Bank. The CFPB has broad rulemaking authority to administer and carry out the provisions of Dodd-Frank with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is relatively new under the law. Moreover, the Bank will be supervised and examined by the CFPB for compliance with the CFPB’s regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material and the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offering and services may produce significant, material effects on the Bank’s (and the Company’s) profitability.

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

On July 2, 2013, the Federal Reserve Board approved the final rules implementing Basel III, capital adequacy. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets to 6.0%.  On July 9, 2013, the OCC adopted the same rules for national banks and federal savings associations, and the FDIC approved the same provisions, as an interim final rule, for state nonmember banks and state savings associations.  The phase-in period for the final rules will begin for us on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. While management is currently evaluating the provisions of the final rules and their expected impact on us, and we anticipate that our capital ratios under Basel III will continue to exceed the well capitalized minimum capital requirements, there can be no assurance that such will be the case. If we are unable to meet or exceed the applicable minimum capital requirements, we may become subject to supervisory actions ranging in severity from losing our financial holding company status, to being precluded from making acquisitions or engaging in new activities or becoming subject to informal or formal regulatory enforcement actions.

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

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.  During the year ended December 31, 2013, we recorded a $18.3 million provision for loan losses on non-covered loans and charged off $15.7 million, gross of $12.1 million in recoveries on non-covered loans. The Bank has a concentration of real estate loans in California, including the areas of Los Angeles, Riverside, San Bernardino and Orange counties. Potential further deterioration in the real estate market generally and residential homes in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital.

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

The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to different industries and counterparties, and executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Defaults by financial services institutions, and even questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may increase when the underlying collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any such losses could materially and adversely affect the Company’s results of operations.

A portion of our loan portfolio is secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets.  A decline in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. A significant portion of our real estate collateral is located in California. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Furthermore, a significant portion of our loan portfolio is comprised of commercial real estate. Commercial real estate and multifamily loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse affect on our business.

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

Laws may restrict our ability to pay dividends.  The ability of the Bank to pay dividends to the Company is limited by California law and the FRB.  The Company’s ability to pay dividends on its outstanding stock is limited by Delaware law. The FRB and the DBO have authority to prohibit the Bank from engaging in business practices which are considered to be unsafe or unsound. Depending upon the financial condition of the Bank and upon other factors, the FRB or DBO could assert that payments of dividends or other payments by the Bank might be such an unsafe or unsound practice. For complete discussion and disclosure see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” presented elsewhere in this report.

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

The Bank owns the buildings and land at 32 of its retail branch offices. Four of these retail branch locations are either attached or adjacent to offices that are being used by the Bank to house various administrative departments. All other branch and administrative locations are leased by the Bank, with lease expiration dates ranging from 2014 to 2023, exclusive of renewal options.

The Company believes that its existing facilities are adequate for its present purposes. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

At December 31, 2013, the Bank’s consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $177.7 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2013 was $56.6 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $26.2 million during 2013.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “EWBC.” The following table sets forth the range of sales prices and dividend information for the Company’s common stock for the years ended December 31, 2013 and 2012.

	2013
	High	Low	Dividends
First quarter	$25.78	$22.11	$0.15 cash dividend
Second quarter	27.68	22.56	$0.15 cash dividend
Third quarter	31.98	27.55	$0.15 cash dividend
Fourth quarter	35.43	31.89	$0.15 cash dividend

	2012
	High	Low	Dividends
First quarter	$24.39	$19.58	$0.10 cash dividend
Second quarter	23.49	20.71	$0.10 cash dividend
Third quarter	24.10	20.97	$0.10 cash dividend
Fourth quarter	22.16	19.68	$0.10 cash dividend

The closing price of our common stock on January 31, 2014 was $33.46 per share, as reported by the NASDAQ Global Select Market.

As of January 31, 2014, 143,207,881 shares of the Company’s common stock were held by 2,427 stockholders of record.

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

Stock Performance Graph

The following graph shows a comparison of stockholder return on the Company’s common stock based on the market price of the common stock assuming the reinvestment of dividends, with the cumulative total returns for the companies in the Standard & Poor’s 500 Index and the SNL Western Bank Index for the 5-year period beginning on December 31, 2008 through December 31, 2013.  This graph is historical only and may not be indicative of possible future performance of the Company’s common stock.  The information set forth under the heading “Stock Performance Graph” shall not be deemed “soliciting material” or to be “filed” with the Commission except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

Total Return Performance

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 23, 2013, it was announced that the Company’s Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company’s common stock. The Company completed the authorized repurchase program during the second quarter of 2013, repurchasing 8,026,807 shares at a total cost of $199.9 million.

Additionally, on July 17, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company did not repurchase any shares under this program during 2013.

The following summarizes share repurchase activities during the fourth quarter of 2013:

				Approximate
			Total Number	Dollar Value
			of Shares	in Millions of
	Total		Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
October 1, 2013 - October 31, 2013	—	$—	—	$100.0
November 1, 2013 - November 30, 2013	—	—	—	$100.0
December 1, 2013 - December 31, 2013	—	—	—	$100.0
Total	—	$—	—	$100.0

(1)         Excludes  146,343 shares surrendered due to employee tax liability and forfeitures of restricted stock awards, totaling $4.9 million, pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere in this report. Certain items in the consolidated balance sheet and the consolidated statements of income were reclassified for prior years to conform to the 2013 presentation. These reclassifications did not affect previously reported net income.

	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Summary of Operations
Interest and dividend income	$1,068,685	$1,051,095	$1,080,448	$1,095,831	$722,818
Interest expense	112,492	132,168	177,422	201,117	237,129
Net interest income	956,193	918,927	903,026	894,714	485,689
Provision for loan losses, excluding covered loans	18,336	60,168	92,584	195,934	528,666
Provision for loan losses on covered loans	4,028	5,016	2,422	4,225	—
Net interest income (loss) after provision for loan losses	933,829	853,743	808,020	694,555	(42,977)
Noninterest (loss) income (1)	(92,468)	(5,618)	10,924	39,270	390,953
Noninterest expense	415,511	422,533	435,610	477,916	243,254
Income before provision for income taxes	425,850	425,592	383,334	255,909	104,722
Provision for income taxes	130,805	143,942	138,100	91,345	22,714
Net income before extraordinary item	295,045	281,650	245,234	164,564	82,008
Extraordinary item, net of tax	—	—	—	—	(5,366)
Net income	$295,045	$281,650	$245,234	$164,564	$76,642
Preferred stock dividends, amortization of preferred stock discount, and inducement of preferred stock conversion	3,428	6,857	6,857	43,126	49,115
Net income available to common stockholders	$291,617	$274,793	$238,377	$121,438	$27,527
Per Common Share
Basic earnings per share	$2.11	$1.92	$1.62	$0.88	$0.35
Diluted earnings per share	$2.10	$1.89	$1.60	$0.83	$0.33
Common dividends per share	$0.60	$0.40	$0.16	$0.04	$0.05
Average number of shares outstanding, basic	137,342	141,457	147,093	137,478	78,770
Average number of shares outstanding, diluted	139,574	147,175	153,467	147,102	84,523
At Year End:
Total assets	$24,730,068	$22,536,110	$21,968,667	$20,700,537	$20,559,212
Loans receivable	15,412,715	11,710,190	10,061,788	8,430,199	8,218,671
Covered loans	2,187,898	2,935,595	3,923,142	4,800,876	5,598,155
Investment securities	2,733,797	2,607,029	3,072,578	2,875,941	2,564,081
Deposits	20,412,918	18,309,354	17,453,002	15,641,259	14,987,613
Securities sold under repurchase agreements	995,000	995,000	1,020,208	1,083,545	1,026,870
Stockholders’ equity	2,364,225	2,382,122	2,311,743	2,113,931	2,284,659
Common shares outstanding	137,631	140,294	149,328	148,543	109,963
Book value per common share	$17.18	$16.39	$14.92	$13.67	$14.37
Financial Ratios:
Return on average assets	1.25%	1.29%	1.14%	0.82%	0.55%
Return on average total equity	12.59	12.14	10.98	7.02	4.69
Common dividend payout ratio	28.57	20.96	10.02	4.57	13.03
Average stockholders’ equity to average assets	9.95	10.62	10.36	11.62	11.81
Net interest margin	4.38	4.63	4.66	5.05	3.76
Asset Quality Ratios:
Net chargeoffs to average non-covered loans	0.03%	0.38%	1.16%	2.35%	5.69%
Nonperforming assets to total assets	0.53	0.63	0.80	0.94	0.91
Allowance for loan losses to total gross non-covered loans	1.54	1.92	2.04	2.64	2.81

(1)                                         2012, 2011 and 2010 include other-than-temporary impairment (“OTTI”) charges relating to investment securities of $99 thousand, $633 thousand and $16.7 million, respectively, and pre-tax gain on acquisition of $22.9 million and $471.0 million during 2010 and 2009, respectively.

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

Investment Securities

The accounting for investment securities are discussed in detail in Note 1 to the Company’s consolidated financial statements presented elsewhere in this report. The fair values of the investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. The Company performs a monthly analysis on the broker quotes and pricing service values received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company ensures prices received from independent brokers represent a reasonable estimate of fair value through the use of observable market inputs including comparable trades, the yield curve, spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize proprietary models that include observable market based inputs. Additionally, the majority of these independent broker quotations are non-binding.

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

We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment to our investment securities. If we determine that a decline in fair value is other-than-temporary, a credit-related impairment loss is recognized in current earnings. Noncredit-related impairment losses are charged to other comprehensive income, to the extent we intend and have the ability to hold these securities and it is not more likely than not that we will be required to sell these securities until recovery. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors are examined to assess impairment which include the nature of the investments, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We take into consideration the financial resources, intent and the overall ability of the Company to hold the securities and not be required to sell the securities until their fair values recover. Investment securities are discussed in more detail in Note 5 to the Company’s consolidated financial statements presented elsewhere in this report.

The Company considers available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows and making its other-than-temporary impairment assessment for its portfolio of trust preferred securities. The Company considers factors such as remaining payment terms of the security, prepayment speeds, expected defaults, the financial condition of the issuer(s), and the value of any underlying collateral.

Acquired Loans

Acquired loans are initially recorded as of acquisition date at fair value in accordance with ASC 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. Further, the Company elected to account for all loans acquired through FDIC assisted transactions, within the scope of ASC 310-30 using the same methodology.

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

Under ASC 310-30, the excess of the expected cash flows at acquisition over the recorded investment is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the expected cash flows is considered to be the nonaccretable difference. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of the fair value that are probable are recorded as an adjustment to the accretable difference on a prospective basis. Any subsequent decreases in cash flow over those expected at purchase date that are probable and significant are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

The majority of the loans acquired in the FDIC-assisted acquisitions of WFIB and UCB are included in the FDIC shared-loss agreements and are referred to as covered loans. Covered loans are reported exclusive of the expected cash flow reimbursements from the FDIC. At the date of acquisition, all covered loans were accounted for under ASC 805 and ASC 310-30.

FDIC Indemnification Asset

In conjunction with the FDIC-assisted acquisitions of WFIB and UCB, the Bank entered into shared-loss agreements with the FDIC for amounts receivable covered by the shared-loss agreements. At the date of the acquisition the Company elected to account for amounts receivable under the shared-loss agreements as an indemnification asset in accordance with ASC 805. Subsequent to the acquisition the indemnification asset is tied to the loss in the covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreements. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Over the life of the FDIC indemnification asset, increases and decreases are recorded as adjustments to noninterest income. During the year, the Bank lowered the credit discount on the UCB covered loan portfolio as the credit quality was performing better than originally estimated. By lowering the credit discount, interest income will increase over the life of the loans. Correspondingly, with the lowered credit discount, the expected reimbursement from the FDIC under the loss sharing agreement will decrease, resulting in amortization of the FDIC indemnification asset which is recorded as a charge to noninterest income.

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

Goodwill Impairment

Under ASC 350, Intangibles—Goodwill and Other, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company’s major operating segments identified in Note 24 to the Company’s consolidated financial statements presented elsewhere in this report). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. In order to determine the fair value of the reporting units, a combined income approach and market approach was used. Under the income approach, the Company provided a net income projection and a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. Under the combined income and market approach, the value from each approach was appropriately weighted to determine the fair value. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. For complete discussion and disclosure see Note 12 to the Company’s consolidated financial statements presented elsewhere in this report.

Share-Based Compensation

We account for share-based awards to employees, officers, and directors in accordance with the provisions of ASC 505, Equity, and ASC 718, Compensation—Stock Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

We grant nonqualified stock options and restricted share awards, which include a service condition for vesting. Additionally, some of our stock awards include a company financial performance requirement for vesting. The stock option awards generally vest in one to four years from the grant date, while the restricted share awards generally vest in one to five years from the date of grant. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

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

Overview

2013 marked the fourth consecutive year the Company generated record earnings. For the full year 2013, net income totaled a record $295.0 million, a 5% or $13.4 million increase from $281.7 million in 2012 and earnings per share totaled $2.10 for the full year 2013, an increase of 11% from $1.89 for the full year 2012. Capital levels for the Company remain strong. As of December 31, 2013, the Company’s Tier 1 risk-based capital and total risk-based ratios were 11.9% and 13.5%, respectively, greater than the well capitalized requirements of 6% and 10%, respectively. Total deposits grew to a record $20.41 billion, a 11% or $2.10 billion increase during the full year 2013. Core deposits grew to a record $14.59 billion, an increase of 20% or $2.40 billion year to date.

Total loans receivables grew to a record $18.08 billion, an increase of 20% or $3.00 billion during the full year 2013. The growth was due to a 31% or $3.75 billion increase in non-covered loans, partially offset by a decrease in the covered loan portfolio. The continued trend of growth in non-covered loan portfolio was largely due to increases in commercial and industrial loans, single-family real estate loans, consumer loans and commercial real estate loans.

Net covered loans totaled $2.19 billion as of December 31, 2013, a decrease of $747.7 million or 25% from December 31, 2012. The decrease in the covered loan portfolio was primarily due to payoffs and paydown activity, as well as charge-offs.

The covered loan portfolio is comprised of loans acquired from the FDIC-assisted acquisitions of UCB and WFIB which are covered under loss-share agreements with the FDIC. For the full year 2013, we recorded a net decrease in the FDIC indemnification asset and receivable included in noninterest (loss)/income of ($228.6) million, largely due to continued payoffs and the continuing improved credit performance of the UCB portfolio.

The Company reported total noninterest loss for the full year 2013 of ($92.5) million, an increased loss from a noninterest loss of ($5.6) million as compared to 2012. The increase in noninterest loss from the prior year was primarily attributable to an increase in the net reduction of the FDIC indemnification asset and FDIC receivable.

Noninterest expense totaled $415.5 million for the full year 2013, a decrease of 2% or $7.0 million as compared to 2012. The decrease was mainly due to other real estate owned gain on sale of $1.1 million as compared to other real estate owned expense of $22.3 million in 2012. The decrease was partially offset by increases in amortization of affordable housing partnerships and other investments of 51% or $9.2 million, legal expense of 25% or $6.3 million, compensation and employee benefits of 3% or $4.5 million and other operating expense of 8% or $4.9 million, respectively.

As a result of continued credit quality improvement, nonperforming assets, excluding covered assets, as of December 31, 2013, decreased to $130.6 million, a decrease of 7% or $10.5 million from prior year. The provision for loan losses for non-covered loans decreased 70% to $18.3 million for the full year 2013 as compared to the prior year of $60.2 million. Additionally, nonaccrual loans, excluding covered loans, totaled $111.7 million or 0.62% of total loans as of December 31, 2013.

For the full year 2013, the Company repurchased 6% or 8.0 million shares of our common stock for a total cost of $200.0 million. Additionally, the Company increased the common stock dividend rate 50% to $0.60 per year.

Additionally, on January 17, 2014, the Company announced the closing of the MetroCorp Bancshares, Inc. (“MCBI”) acquisition. As of December 31, 2013, MCBI, headquartered in Houston, Texas, had $1.6 billion in total assets and operated 18 branches under its two subsidiary banks, MetroBank and Metro United Bank.

Results of Operations

Net income for 2013 totaled $295.0 million, compared with a net income of $281.7 million for 2012 and $245.2 million in 2011.

Table 1: Components of Net Income

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net interest income	$956.2	$918.9	$903.0
Provision for loan losses, excluding covered loans	(18.3)	(60.2)	(92.6)
Provision for loan losses on covered loans	(4.0)	(5.0)	(2.4)
Noninterest (loss) income	(92.5)	(5.6)	10.9
Noninterest expense	(415.5)	(422.5)	(435.6)
Provision for income taxes	(130.8)	(143.9)	(138.1)
Net income	$295.0	$281.7	$245.2
Return on average total assets	1.25%	1.29%	1.14%
Return on average total equity	12.59%	12.14%	10.98%

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income in 2013 totaled $956.2 million, a 4% increase over net interest income of $918.9 million in 2012. Comparing 2012 to 2011, net interest income increased 2% to $918.9 million, as compared to $903.0 million in 2011.

Net interest margin, defined as net interest income divided by average earning assets, decreased 25 basis points to 4.38% during 2013, from 4.63% during 2012. During 2013 and 2012, our net interest margin and yield on interest-earning assets was positively impacted by the interest income from the covered loans accounted for under ASC 310-30. The interest income on covered loan was $395.2 million with a resulting yield of 15.55% for the year ended December 31, 2013. In comparison interest income on covered loans was $430.2 million with a resulting yield of 12.48% for the year ended December 31, 2012. The additional accretion from the covered loans accounted for under ASC 310-30 is the reason for the significant difference between the yields on the covered and the non-covered loans. Over time, as the covered loans payoff, the average covered loan balance will continue to decrease. As such, as the covered loan balances decrease, the interest income from the covered loans accounted for under ASC 310-30 will have less of an impact on our overall net interest margin. Comparing 2012 to 2011 our net interest margin decreased by 3 basis points to 4.63% during 2012, compared to 4.66% during 2011. The decrease in the net interest margin resulted primarily from the low interest rate environment, and the related lower average yield on non-covered loans.

The following table presents the interest rate spread, net interest margin, average balances, interest income and expense, and the average yield rates by asset and liability component for the years ended December 31, 2013, 2012 and 2011:

Table 2: Summary of Selected Financial Data

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,184,709	$17,340	1.46%	$1,457,153	$22,316	1.53%	$1,018,490	$22,575	2.22%
Securities purchased under resale agreements	1,503,014	21,236	1.41%	1,267,284	20,392	1.61%	1,023,043	19,216	1.88%
Investment securities (1)(2)	2,729,019	43,846	1.61%	2,475,489	58,184	2.35%	3,116,671	89,469	2.87%
Loans receivable (1)(3)	13,734,759	584,164	4.25%	11,023,745	515,378	4.68%	9,668,106	478,724	4.95%
Loans receivable - covered (3)	2,541,238	395,230	15.55%	3,445,693	430,152	12.48%	4,369,320	467,074	10.69%
FHLB and FRB stock	134,918	6,869	5.09%	171,816	4,673	2.72%	197,774	3,390	1.71%
Total interest-earning assets	$21,827,657	$1,068,685	4.90%	$19,841,180	$1,051,095	5.30%	$19,393,404	$1,080,448	5.57%
Noninterest-earning assets:
Cash and cash equivalents	306,551			255,975			271,393
Allowance for loan losses	(241,049)			(228,355)			(228,160)
Other assets	1,667,533			1,961,743			2,136,484
Total assets	$23,560,692			$21,830,543			$21,573,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$1,487,844	$3,556	0.24%	$1,059,517	$3,163	0.30%	$854,079	$3,009	0.35%
Money market accounts	5,217,666	15,019	0.29%	4,883,413	16,984	0.35%	4,429,567	20,610	0.47%
Savings deposits	1,546,188	2,961	0.19%	1,267,059	2,795	0.22%	1,045,546	2,988	0.29%
Time deposits	5,964,017	41,960	0.70%	6,435,102	52,953	0.82%	7,423,695	80,503	1.08%
Federal funds purchased and other borrowings	155	—	—	2,975	4	0.14%	16,684	458	2.75%
FHLB advances	315,867	4,173	1.32%	385,644	6,248	1.62%	679,630	15,461	2.27%
Securities sold under repurchase agreements	995,000	41,381	4.16%	997,938	46,166	4.63%	1,051,844	48,561	4.62%
Long-term debt	166,690	3,442	2.06%	183,285	3,855	2.10%	226,808	5,832	2.57%
Total interest-bearing liabilities	$15,693,427	$112,492	0.72%	$15,214,933	$132,168	0.87%	$15,727,853	$177,422	1.13%
Noninterest-bearing liabilities:
Demand deposits	5,179,687			3,902,534			3,087,777
Other liabilities	343,271			393,948			523,529
Stockholders’ equity	2,344,307			2,319,128			2,233,962
Total liabilities and stockholders’ equity	$23,560,692			$21,830,543			$21,573,121
Interest rate spread			4.18%			4.43%			4.44%
Net interest income and net interest margin		$956,193	4.38%		$918,927	4.63%		$903,026	4.66%

(1)                                        Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling ($26.4) million, ($8.0) million, and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Also includes the net (amortization) of deferred loan fees and cost totaling ($15.3) million, ($16.2) million, and ($13.1) million for the years ended December 31, 2013, 2012 and 2011.

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

Table 3: Analysis of Changes in Net Interest Income

	Year Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Due from banks and short-term investments	$(4,976)	$(4,023)	$(953)	$(259)	$7,973	$(8,232)
Securities purchased under resale agreements	844	3,514	(2,670)	1,176	4,177	(3,001)
Investment securities	(14,338)	5,498	(19,836)	(31,285)	(16,633)	(14,652)
Loans receivable	68,786	118,376	(49,590)	36,654	64,445	(27,791)
Loan receivable — covered	(34,922)	(127,243)	92,321	(36,922)	(107,971)	71,049
FHLB and FRB stock	2,196	(1,176)	3,372	1,283	(493)	1,776
Total interest and dividend income	$17,590	$(5,054)	$22,644	$(29,353)	$(48,502)	$19,149
INTEREST-BEARING LIABILITIES:
Checking accounts	$393	$1,108	$(715)	$154	$656	$(502)
Money market accounts	(1,965)	1,106	(3,071)	(3,626)	1,958	(5,584)
Savings deposits	166	565	(399)	(193)	564	(757)
Time deposits	(10,993)	(3,688)	(7,305)	(27,550)	(9,801)	(17,749)
Federal funds purchased and other borrowings	(4)	(2)	(2)	(454)	(210)	(244)
FHLB advances	(2,075)	(1,027)	(1,048)	(9,213)	(5,532)	(3,681)
Securities sold under repurchase agreements	(4,785)	(136)	(4,649)	(2,395)	(2,494)	99
Long-term debt	(413)	(344)	(69)	(1,977)	(1,015)	(962)
Total interest expense	$(19,676)	$(2,418)	$(17,258)	$(45,254)	$(15,874)	$(29,380)
CHANGE IN NET INTEREST INCOME	$37,266	$(2,636)	$39,902	$15,901	$(32,628)	$48,529

(1)                    Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The provision for loan losses on non-covered loans amounted to $18.3 million for 2013, as compared to $60.2 million for 2012 and $92.6 million for 2011. Throughout 2013, the Company continued to proactively manage credit, resulting in improvements in key asset quality metrics. Total non-covered net charge-offs amounted to $3.6 million or 0.03% of the average non-covered loans during 2013. This compares to $42.2 million or 0.38% of the average non-covered loans during 2012. The decrease in non-covered net charge-offs in 2013 was primarily due to the credit quality improvement. However, the non-covered allowance for loan losses on commercial and industrial, residential and consumer portfolio did increase which is commensurate with the increases in these portfolios. We continue to aggressively monitor delinquencies and proactively review the credit risk exposure of our loan portfolio to minimize and mitigate potential losses. Also, during the year we had note sale proceeds of $16.1 million on notes with a carrying value of $15.1 million. No loans were originated to facilitate sales of loans; the remaining difference between the carrying value and the sale amount was recorded against the allowance for loan losses.

In 2013, the Company also recorded a net provision for loan losses of $1.8 million on covered loans outside of the scope of ASC 310-30. In comparison, the Company recorded a net provision for loan losses of $5.0 million in 2012 and $2.4 million in 2011, on covered loans outside of the scope of ASC 310-30. Net charge-offs of $1.4 million was recorded on covered loans outside of the scope of ASC 310-30 in 2013. In comparison, the Company recorded net charge-offs of $6.5 million in 2012 and no net charge-offs were recorded in 2011 on covered loans outside of the scope of ASC 310-30.

The Company recorded a net provision for loan losses of $2.2 million on covered loans within the scope of ASC 310-30 in 2013. In comparison, no provision for loan losses on covered loans within the scope of ASC 310-30 was recorded in 2012 and 2011. Net charge-offs on covered loans within the scope of ASC 310-30 were not recorded in 2013, 2012 and 2011.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest (Loss) Income

Table 4: Components of Noninterest (Loss) Income

	2013	2012	2011
	(In millions)
Branch fees	$32.03	$30.91	$31.51
Net gain on sales of loans	7.75	17.04	20.19
Letters of credit fees and commissions	22.12	19.10	14.00
Net gain on sales of investment securities	12.09	0.76	9.70
Foreign exchange income	12.66	7.17	9.14
Ancillary loan fees	9.37	8.83	8.35
Income from life insurance policies	3.78	4.01	4.03
Gain on sale of fixed assets	1.52	4.27	2.27
Other operating income	34.80	24.64	12.50
Fee and Other Operating Income	136.12	116.73	111.69
Impairment writedown on investment securities	—	(0.10)	(0.63)
Decrease in FDIC indemnification asset and receivable	(228.59)	(122.25)	(100.14)
Total	$(92.47)	$(5.62)	$10.92

Noninterest (loss) income includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale, and other assets, impairment write-downs on investment securities and other assets, decrease in the FDIC indemnification asset and receivable, income from life insurance policies and other noninterest-related revenues.

Noninterest loss amounted to $92.5 million for 2013 as compared to noninterest loss of $5.6 million for 2012. Total fee and other operating income increased to $136.1 million during 2013, compared with $116.7 million for the corresponding period in 2012. No impairment charges were recorded during 2013. In comparison, $99 thousand of impairment charges were recorded during 2012, which were related to credit-related impairment loss on our trust preferred securities.

Branch fees totaled $32.0 million in 2013, compared to $30.9 million earned in 2012. The majority of branch fees are earned from commercial demand deposit analysis services fees, non-sufficient funds fees and wire fee income.

The net gain on sales of loans of $7.8 million in 2013 was mainly due to the sale of $109.4 million and $39.2 million of government guaranteed student loans and SBA loans, respectively.

Letters of credit fees and commissions, which represent revenues from trade finance operations as well as fees related to the issuance and maintenance of standby letters of credit, increased 16% or $3.0 million to $22.1 million in 2013, from $19.1 million in 2012. The increase in letters of credit fees and commissions was primarily due to the increase in the volume of trade finance loans during 2013 relative to 2012.

Net gain on sales of investment securities available-for-sale increased to $12.1 million during 2013 compared with $757 thousand in 2012. In 2013, the Company elected to sell certain securities that were at a gain position.

Foreign exchange income increased to $12.7 million during 2013 compared with $7.2 million in 2012. This primarily represents the gain on our foreign exchange transactions.

Net gain on sales of fixed assets decreased to $1.5 million in 2013 as compared to $4.3 million in 2012. The decrease was primarily due to minimal sales of fixed assets activities in 2013. In comparison, the Company sold a building for $20.0 million in 2012 which was acquired through the UCB acquisition.

Other operating income, which includes insurance commissions and insurance related service fees, rental income, and other miscellaneous income, increased to $34.8 million in 2013, compared to $24.6 million in 2012.  The increase was primarily due to the $8.2 million increase in investment advisory and commission fees during 2013.

Comparing 2012 to 2011, the recorded noninterest loss was $5.6 million and noninterest income $10.9 million, respectively. Total fee and other operating income increased slightly to $116.7 million during 2012, compared with $111.7 million for the corresponding period in 2011. The $99 thousand and $633 thousand impairment charges recorded during 2012 and 2011, respectively, were related to credit-related impairment loss on our trust preferred securities.

Noninterest Expense

Table 5: Components of Noninterest Expense

	2013	2012	2011
	(In millions)
Compensation and employee benefits	$175.91	$171.37	$160.09
Occupancy and equipment expense	56.64	55.48	50.08
Amortization of investments in affordable housing partnerships and other investments	27.27	18.06	17.32
Amortization of premiums on deposits acquired	9.36	10.91	12.33
Deposit insurance premiums and regulatory assessments	16.55	14.13	20.53
Loan related expense	12.52	14.99	19.38
Other real estate owned (gain on sale) expense	(1.13)	22.35	40.44
Legal expense	31.72	25.44	21.33
Prepayment penalty for FHLB advances and other borrowings	—	6.86	12.28
Data processing	9.10	9.23	8.60
Deposit-related expenses	6.54	6.01	5.70
Consulting expense	6.45	7.98	7.15
Other operating expenses	64.58	59.72	60.38
Total noninterest expense	$415.51	$422.53	$435.61

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses decreased 2% or $7.0 million to $415.5 million during 2013, compared to $422.5 million during 2012. Total noninterest expense for 2013 and 2012 included $8.4 million and $27.2 million, respectively, which is reimbursable by the FDIC within the loss share agreements. 80% of these amounts are included in noninterest income, resulting in a net impact to income of 20%.

Compensation and employee benefits increased 3% or $4.5 million to $175.9 million in 2013, compared to $171.4 million in 2012. The increase is primarily due to the overall increase in the cost of compensation. Occupancy and equipment expenses increased 2% or $1.2 million to $56.6 million during 2013, compared with $55.5 million during 2012.

The amortization of affordable housing partnerships investments and other investments increased to $27.3 million in 2013, from $18.1 million in 2012.  The total of these investments as of December 31, 2013 was $234.9 million, an increase from $231.5 million at December 31, 2012. The increase in the amortization of investments in affordable housing partnerships and other investments was primarily due to two investments made during the fourth quarter of 2013 where the associated tax credit was largely for the 2013 tax year.

The amortization of premiums on deposits acquired decreased 14% to $9.4 million during 2013, compared with $10.9 million in 2012. The decrease is primarily due to the full amortization of specific core deposit premiums during 2012 that were acquired through previous acquisitions.

Deposit insurance premiums and regulatory assessments increased to $16.6 million during 2013, compared with $14.1 million in 2012. The increase in deposit insurance premiums and regulatory assessments during 2013 is primarily due to an increase in the assessment base partially offset by the decrease in the assessment rate.

Loan-related expenses decreased to $12.5 million in 2013, compared to $15.0 million in 2012. The $12.5 million in loan-related expenses in 2013 includes $3.0 million of expenses that are covered under the FDIC shared-loss agreements.

We recorded net OREO gains of $1.1 million during 2013, compared with OREO expenses of $22.4 million during 2012. As of December 31, 2013, total net non-covered OREO amounted to $18.9 million, compared to $32.9 million as of December 31, 2012. The $1.1 million in total OREO gains during 2013 is comprised of $3.2 million in various operating and maintenance expenses related to our OREO properties, $3.9 million in valuation losses, and $8.2 million in net OREO gains from the sale of 81 OREO properties consummated in 2013. Net covered OREO amounted to $21.4 million and $26.8 million as of December 31, 2013 and 2012, respectively.

Deposit-related expenses increased 9% to $6.5 million during 2013, compared with $6.0 million during 2012. Deposit-related expenses represent various business-related expenses paid by the Bank on behalf of certain commercial deposit account customers.

Other operating expenses include advertising and public relations, telephone and postage, stationery and supplies, bank and item processing charges, insurance expenses, other professional fees, and charitable contributions. Other operating expenses increased 8% to $64.6 million in 2013, compared with $59.7 million in 2012.

Comparing 2012 to 2011, noninterest expense decreased $13.1 million, or 3%, to $422.5 million. The decrease is comprised primarily of the following: (1) OREO expenses, net of OREO revenues and gains, totaling $22.4 million during 2012, compared with $40.4 million during 2011. The $22.4 million in total OREO expenses incurred during 2012 is comprised of $12.0 million in various operating and maintenance expenses related to our OREO properties, $16.0 million in valuation losses, and $5.7 million in net OREO gain from the sale of 146 OREO properties consummated in 2012; (2) a decrease in deposit insurance premiums and regulatory assessments expense of $6.4 million or 31%; (3) a decrease in loan related expense of $4.4 million or 23%; (4) an increase in compensation and employee benefits of $11.3 million or 7%; and (5) an increase in occupancy and equipment expense of $5.4 million or 11%.

Income Taxes

The provision for income taxes was $130.8 million in 2013, representing an effective tax rate of 30.7%, compared to $143.9 million, representing an effective tax rate of 33.8%, and $138.1 million, representing an effective tax rate of 36.0% for 2012 and 2011, respectively. The lower effective tax rate is mainly due to the additional tax benefit from affordable housing investments and solar tax credits as well as the California enterprise zone net interest deduction.  Included in the income tax recognized during 2013 is $35.0 million in tax credits generated from our investments in affordable housing partnerships and other investments and other federal tax credits. In comparison, included in the income tax recognized during 2012 and 2011 are $18.7 million and $11.1 million, respectively, in tax credits generated from our investments in affordable housing partnerships and other investments.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. Based on the available evidence, Management has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state net operating loss carryforwards and losses from certain foreign subsidiaries. Accordingly, a valuation allowance has been recorded for these amounts.

As of December 31, 2013, the Company had a net deferred tax asset of $255.5 million.

Operating Segment Results

We define our operating segments based on our core strategy and we have three operating segments: Retail Banking, Commercial Banking and Other.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial, industrial, and commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s production offices in California, New York, Texas, and the New England region, among others. Furthermore, the Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the eliminations of intersegment amounts have been aggregated and included in “Other.”

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

Retail Banking

The Retail Banking segment reported a pretax income of $123.9 million during 2013, compared to a pretax income of $74.8 million for 2012. The increased earnings for this segment is due to higher net interest income and lower provision for loan losses, partially offset by higher noninterest expense and loss in noninterest income.

Net interest income for this segment increased $70.4 million, or 20%, from $343.7 million in 2012 to $414.2 million in 2013. The higher net interest income was attributed to growth from single family and consumer loans and lower cost deposits.

Noninterest loss for this segment declined $35.6 million compared to income of $17.7 million in 2012. The decrease was primarily due to a larger reduction of FDIC indemnification asset and receivable and lower gains on the sale of government guaranteed student loans, partially offset by an increase in wealth management fee income.

Noninterest expense for this segment increased $4.0 million, or 2%, from $189.0 million in 2012 to $193.0 million in 2013. The increase in noninterest expense was primarily from higher compensation and employee benefits and legal expenses, partially offset by lower OREO and occupancy related expenses.

Comparing 2012 to 2011, the Retail Banking segment reported a pre-tax profit of $74.8 million, down from a pre-tax loss of $102.2 million in 2011.  Earnings declined from the prior year mainly due to a decrease in net interest income, partially offset by a reduction in noninterest expense. The $37.8 million decrease in net interest income for 2012 was attributable to a combination of an extended lower interest rate environment and a flattening yield curve. Noninterest income decreased $0.8 million to $17.7 million primarily due to reductions in branch and loan related fees and income from secondary market activities, offset by a lower reduction of FDIC indemnification asset and receivable. Noninterest expense from this segment decreased $14.9 million to $189.0 million in 2012. The decline was primarily due to decreases in FDIC deposit insurance premiums, amortization of intangibles, and promotion and advertising expenses, offset by an increase in OREO related expenses.

Commercial Banking

The Commercial Banking segment reported pre-tax income of $272.4 million for 2013 compared to $266.2 million for 2012. The increase was due to an increase in net interest income and reductions in provision for loan losses and noninterest expense, offset by a larger noninterest loss.

Net interest income for this segment increased $36.8 million, or 8%, to $525.0 million for 2013, compared to $488.3 million in 2012. The increase in net interest income, despite lower interest yields, was primarily due to growth on commercial loans combined with higher discount accretion into interest income from the covered loan portfolio, and lowered cost of deposits.

Noninterest loss for this segment totaled $98.9 million, compared to a loss of $34.3 million for 2012. The increase in loss for this segment is primarily due to a larger net reduction of the FDIC indemnification asset and FDIC receivables, partially offset by increases in loan related fee income.

Noninterest expense for this segment decreased $5.9 million, or 4%, to $126.7 million in 2013, compared to $132.6 million for 2012. The decrease in noninterest expense was largely attributed to declines in OREO  and loan related expenses, offset by increases in compensation and employee benefits, and occupancy expenses.

Comparing 2012 to 2011, the Commercial Banking segment reported a pre-tax income of $266.2 million, up from $227.8 million for 2011.  The increase in profit was due to an increase in net interest income, a reduction in provision for loan losses, and noninterest expense, partially offset by a larger noninterest loss. The increase in net interest income was primarily impacted by the disposal activity on the covered loan portfolio and was adversely impacted by extended low interest rate environment. The increase in noninterest loss was due to larger decrease in the FDIC indemnification asset and receivable, partially offset by increases in loan-related fee income and swap income. The decrease in noninterest expense in 2012 was attributed to declines in OREO-related expenses and loan related expenses, offset by increases in compensation and employee benefits, legal, and occupancy expenses.

Other

The Other segment reported pre-tax income of $29.6 million for 2013 compared to $84.6 million in the prior year, a reduction of $55.0 million, or 65%. The decline was due to lower net interest income partially offset by an increase in noninterest income and a reduction in noninterest expense.

Net interest income decreased $69.9 million, or 80%, to $17.0 million for 2013 compared to $86.9 million for 2012. The Other segment includes activities of the treasury function. The treasury function is responsible for the liquidity and interest rate risk management of the bank. It also bears the cost of adverse movements in interest rates affecting our net interest margin and it supports the Retail Banking and Commercial Banking segments through funds transfer pricing which is the primary cause of the decrease in net interest income.

Noninterest income totaled $24.3 million for 2013, a $13.3 million, or 121%, improvement compared to $11.0 million recorded in 2012. The improvement of noninterest income was primarily driven by higher gains from sales of investment securities, rental income, and partially offset by lower gains from disposal of fixed assets.

Noninterest expense for this segment decreased $5.1 million, or 5%, to $95.8 million in 2013 compared to $100.9 million in 2012. The decrease was primarily due to lower compensation and employee benefits and no prepayment penalties on FHLB advances compared to prior year, net of increases from amortization of investments in affordable housing partnerships and legal expense.

Comparing 2012 to 2011, the Other segment reported a pre-tax income of $84.6 million compared to an income of $53.4 million in the prior year, an increase of $31.2 million or 59%. This was primarily due to an increase in net interest income, partially offset by decreases in noninterest income and noninterest expense. Net interest income for 2012 increased to $25.5 million compared to $61.4 million in 2011. Reduction in noninterest income of $3.3 million was primarily due to a lower net gain on sales of investments, partially offset by a larger net gain on sales of fixed assets. Noninterest expense increased $3.0 million primarily due to higher compensation and employee benefits and occupancy expenses, partially offset by reductions in legal expenses and prepayment penalties on FHLB advances.

Balance Sheet Analysis

Total assets increased $2.19 billion, or 10%, to $24.73 billion as of December 31, 2013. The increase is comprised primary of increases in net non-covered loans receivable of $3.70 billion and investment securities available-for-sale of $126.8 million offset by decreases in net covered loans receivable of $747.7 million, cash and cash equivalents of $427.3 million, FDIC indemnification asset and receivable of $241.6 million, securities purchased under resale agreements of $150.0 million and short-term investments of $108.9 million. The increase in total assets was funded primarily through increases in deposits of $2.10 billion.

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an appropriate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income or loss, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of December 31, 2013 and December 31, 2012.

Total investment securities available-for-sale increased 5% to $2.73 billion as of December 31, 2013, compared with $2.61 billion at December 31, 2012. As of December 31, 2013, the investment portfolio had a net unrealized loss of $52.7 million as compared to a net unrealized gain of $8.0 million as of December 31, 2012. Within the portfolio, all categories by security type were in a net unrealized loss position except for other commercial mortgage-backed securities. During 2013, total repayments/maturities and proceeds from sales of investment securities amounted to $444.1 million and $663.6 million, respectively. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $1.32 billion. We recorded net gains totaling $12.1 million and $757 thousand on sales of investment securities during 2013 and 2012, respectively. At December 31, 2013, investment securities available-for-sale with a par value of $1.97 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, FRB discount window, and for other purposes required or permitted by law.

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

The fair values of the investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent external brokers. The Company performs a monthly analysis on the pricing service quotes and the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through the use of observable market inputs including comparable trades, the yield curve, spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from third parties is adjusted accordingly.

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

As of December 31, 2013, there were 65 individual securities that have been in a continuous unrealized loss position for twelve months or more. The majority of the $19.7 million unrealized loss were composed of 32 municipal securities with unrealized losses of $6.8 million, 5 positions in trust preferred securities with unrealized losses of $5.6 million, and 21 residential agency mortgage-backed securities with unrealized losses of $4.4 million. The remaining 7 securities or $2.9 million in unrealized losses were comprised of investment grade corporate debt and commercial agency mortgage-backed securities.

For complete discussion and disclosure see Note 5 to the Company’s consolidated financial statements presented elsewhere in this report.

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at December 31, 2013.

Table 6: Yields and Maturities of Investment Securities

			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of December 31, 2013
Available-for-sale
U.S. Treasury securities	$20,500	0.29%	$471,132	0.68%	$—	—%	$—	—%	$491,632	0.66%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	352,913	1.61%	16,694	2.37%	24,716	3.71%	—	—%	$394,323	1.77%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	531	2.57%	2,102	3.93%	144,363	3.47%	31,874	3.79%	$178,870	3.53%
Residential mortgage-backed securities	—	—%	—	—%	13,816	1.35%	871,421	1.85%	$885,237	1.84%
Municipal securities	6,124	1.90%	25,915	2.66%	235,030	2.53%	13,910	3.73%	$280,979	2.59%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	46,327	3.29%	$46,327	3.29%
Other commercial mortgage-backed securities:
Investment grade	—	—%	—	—%	51,617	2.50%	—	—%	$51,617	2.50%
Corporate debt securities:
Investment grade	1,171	3.35%	26,450	1.91%	203,204	2.06%	79,170	1.60%	$309,995	1.94%
Non-investment grade	10,811	1.88%	—	—%	—	—%	4,290	3.89%	$15,101	2.49%
Other securities	9,920	2.33%	—	—%	59,658	6.05%	10,138	6.31%	79,716	5.61%
Total investment securities available-for-sale	$401,970		$542,293		$732,404		$1,057,130		$2,733,797

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

Table 7: Composition of Covered Loan Portfolio

	December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
Residential single-family	$290,095	11.8%	$362,345	10.5%
Residential multifamily	403,508	16.4%	647,440	18.8%
Commercial and industrial real estate	1,103,530	44.8%	1,348,556	39.1%
Construction and land	163,833	6.7%	417,631	12.1%
Total real estate loans	$1,960,966	79.7%	$2,775,972	80.5%
Other loans:
Commercial business	$426,621	17.3%	$587,333	17.0%
Other consumer	73,973	3.0%	87,651	2.5%
Total other loans	$500,594	20.3%	$674,984	19.5%
Total principal balance	$2,461,560	100.0%	$3,450,956	100.0%
Covered discount	(265,917)		(510,208)
Allowance on covered loans	(7,745)		(5,153)
Total covered loans, net	$2,187,898		$2,935,595

FDIC Indemnification Asset

The FDIC indemnification asset represents the present value of the amounts the Company expects to receive from the FDIC under the shared-loss agreements. The difference between the present value of undiscounted cash flow the Company expects to collect from the FDIC is accreted/(amortized) into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset was $74.7 million as of December 31, 2013, compared to $316.3 million as of December 31, 2012. For the years ended December 31, 2013 and 2012, the Company recorded $99.1 million and $33.8 million, respectively, of amortization in line with the improved accretable yield as discussed in Note 7 presented elsewhere in this report. The Company also recorded a $95.5 million and a $144.0 million reduction for the years ended December 31, 2013 and 2012, respectively, to the FDIC indemnification asset and recorded the adjustment to noninterest income (loss).  The reduction in both years is primarily the result of covered loan payoffs.  As these covered loans are removed from their respective pools, due to payoffs and charge-offs, the Company records a proportional amount of accretable yield into interest income. Correspondingly, the Company removes the indemnification asset associated with those removed loans and the adjustments are recorded into noninterest income.  Additionally, during 2013 and 2012, respectively, $47.0 million and $17.0 million were recorded as the increase in the estimate of liability owed to the FDIC at the completion of the FDIC loss share agreements.

FDIC Receivable

As of December 31, 2013 and 2012, the FDIC loss-sharing receivable was $30.3 million and $73.1 million, respectively. This receivable represents 80% of reimbursable amounts from the FDIC, under the loss-sharing agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan-related expenses and OREO-related expenses. 100% of the loan-related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the consolidated balance sheet.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 7 to the Company’s consolidated financial statements presented elsewhere in this report.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, student loans, and other consumer loans. Net non-covered loans receivable increased $3.73 billion, or 31%, to $15.62 billion at December 31, 2013.

The following table sets forth the composition of the loan portfolio as of the dates indicated:

Table 8: Composition of Loan Portfolio

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Residential:
Single-family	$3,192,875	20%	$2,187,323	18%	$1,796,635	17%	$1,119,024	13%	$930,392	11%
Multifamily	992,434	6%	900,708	8%	933,168	9%	974,745	11%	1,022,383	12%
Total residential	$4,185,309	26%	$3,088,031	26%	$2,729,803	26%	$2,093,769	24%	$1,952,775	23%
Commercial Real Estate (“CRE”):
Income producing	$4,301,030	27%	$3,644,035	30%	$3,487,866	34%	$3,392,984	39%	$3,606,178	43%
Construction	140,186	1%	121,589	1%	171,410	2%	278,047	3%	455,142	5%
Land	143,861	1%	129,071	1%	173,089	2%	235,707	3%	358,444	4%
Total CRE	$4,585,077	29%	$3,894,695	32%	$3,832,365	38%	$3,906,738	45%	$4,419,764	52%
Commercial and Industrial (“C&I”):
Commercial business	$4,637,056	30%	$3,569,388	30%	$2,655,917	26%	$1,674,698	19%	$1,283,182	15%
Trade finance	723,137	5%	661,877	6%	486,555	4%	308,657	3%	220,528	3%
Total C&I	$5,360,193	35%	$4,231,265	36%	$3,142,472	30%	$1,983,355	22%	$1,503,710	18%
Consumer:
Student loans	$679,220	4%	$475,799	4%	$306,325	3%	$490,314	6%	$395,151	5%
Other consumer	868,518	6%	269,083	2%	277,461	3%	243,212	3%	229,633	3%
Total consumer	$1,547,738	10%	$744,882	6%	$583,786	6%	$733,526	9%	$624,784	7%
Total gross loans	$15,678,317	100%	$11,958,873	100%	$10,288,426	100%	$8,717,388	100%	$8,501,033	100%
Unearned fees, premiums, and discounts, net	(23,672)		(19,301)		(16,762)		(56,781)		(43,529)
Allowance for loan losses	(241,930)		(229,382)		(209,876)		(230,408)		(238,833)
Loans held for sale	204,970		174,317		278,603		220,055		28,014
Loans receivable, net	$15,617,685		$11,884,507		$10,340,391		$8,650,254		$8,246,685

Residential Loans. The residential loan segment includes both single-family and multifamily loans. At December 31, 2013, $4.19 billion or 26% of the loan portfolio was residential real estate properties, compared to $3.09 billion or 26% at December 31, 2012.

The Bank offers adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $1.62 billion and $735.3 million in new residential single-family loans during 2013 and 2012, respectively.

The Bank also offers ARM residential multifamily loan programs. For the years ended December 31, 2013 and 2012, the Bank originated $247.1 million and $128.4 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods and ARM single-family loan programs that have one-year or three-year initial fixed periods. The Bank originates single-family residential loans where the underwriting criteria are heavily based on a maximum loan to value ratio (generally of 60%) and no or limited verification or documentation of the borrower’s assets is obtained. The Bank considers all of the single-family and multifamily loans originated to be prime loans and the underwriting criteria include maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank has single-family loans with interest-only features which represents approximately less than 1% of total single-family loans at both December 31, 2013 and December 31, 2012. Additionally, the Bank owns residential loans that were purchased several years ago that permit different repayment options. For these loans, there is the potential for negative amortization if the borrower so chooses. These residential loans that permit different repayment options represent approximately less than 1% of total residential loans at both December 31, 2013 and December 31, 2012. None of these loans were negatively amortizing as of December 31, 2013 and December 31, 2012.

The Bank offered in 2013 and prior years a low loan documentation program for single family residential loans. These loans require a large down payment and a low loan to value “LTV”. These loans have historically experienced low delinquency and default rates. A majority of the 2013 single family residential loan originations were originated under this program. In 2014, this program was modified to be a non-qualified mortgage product also requiring a large down payment but requiring additional income or asset information to determine ability to repay.

Commercial Real Estate Loans.  The commercial real estate loan segment includes income producing real estate loans, construction loans and land loans. We continue to originate commercial real estate loans that are advantageous opportunities for the Bank. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Commercial real estate loans accounted for $4.59 billion or 29%, and $3.89 billion or 33%, of our non-covered loan portfolio at December 31, 2013, and 2012, respectively.

Since a significant portion of our real estate loans are secured by properties located in California, declines in the California economy and in real estate values could have a significant effect on the collectability of our loans and on the level of allowance for loan losses required.

Commercial and Industrial Loans. The commercial and industrial loan segment includes commercial business and trade finance loans. We finance small and middle-market businesses in a wide spectrum of industries throughout California. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, small business administration loans and lease financing. Included in our trade finance loans are a variety of international trade services and products, including letters of credit, revolving lines of credit, import loans, bankers’ acceptances, working capital lines, domestic purchase financing and pre-export financing. At December 31, 2013, the commercial and industrial loans segment accounted for a total of $5.36 billion or 35% of our loan portfolio, compared to $4.23 billion or 35% at December 31, 2012. The increase in this loan segment is due to a focus during 2013 and going forward of growing the commercial and industrial loan portfolio while reducing our exposure to non income producing commercial real estate loans.

Most of our trade finance activities are related to trade with Asian countries. However, a majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import and export activities. We also offer export-import financing to various domestic and foreign customers. Certain trade finance loans may be guaranteed by the Export-Import Bank of the United States or the Export-Import Bank of China. Our trade finance portfolio as of December 31, 2013 primarily represents loans made to borrowers that import goods into the U.S as well as some export of goods to China. These financings are generally made through letters of credit ranging from $100 thousand to $1 million. At December 31, 2013, total unfunded commitments related to trade finance loans decreased 5% to $660.9 million, compared to $697.2 million at December 31, 2012.

Consumer Loans. The consumer loans segment includes student loans and other consumer loans. Consumer loans increased from $744.9 million at December 31, 2012 to $1.55 billion at December 31, 2013, an increase of 108%. A majority of our student loans are 100% guaranteed by the U.S Department of Education. The other consumer loan portfolio is mainly comprised of home equity lines of credit, consumer insurance premium financing loans and auto loans.

Loans Held for Sale.  At December 31, 2013, loans held for sale are mainly comprised of the student loans segment. Loans held for sale totaled $205.0 million and $174.3 million as of December 31, 2013 and 2012, respectively. During 2013, in total, loans receivable of $97.1 million were reclassified to loans held for sale. These loans were purchased by the Company with the intent to be held for investment; however, subsequent to the loan’s purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $117.3 million in 2013, resulting in net gains on sales of $4.0 million. Proceeds from sales of loans held for sale were $351.9 million and $652.7 million in 2012 and 2011, respectively. Net gains on sales were $14.6 million in 2012 compared to $14.5 million in 2011.

Foreign Loans — At December 31, 2013 $384.9 million of loans were held in our overseas offices, including our Hong Kong branch and our subsidiary bank in China. These loans represent 2% of total consolidated assets. These loans are included in the Composition of Loan Portfolio table above.

Table 9: Maturity of Loan Portfolio

		After One
	Within	But Within	More Than
	One Year	Five Years	Five Years	Total
	(In thousands)
Residential	$73,202	$173,010	$3,939,097	$4,185,309
Commercial Real Estate	544,419	2,056,942	1,983,716	4,585,077
Commercial and Industrial	3,439,960	1,232,288	687,945	5,360,193
Consumer	11,738	20,847	1,515,153	1,547,738
Total	$4,069,319	$3,483,087	$8,125,911	$15,678,317

As of December 31, 2013, outstanding loans, including projected prepayments, scheduled to be repriced within one year, after one but within five years, and in more than five years, excluding nonaccrual loans, are as follows:

Table 10: Loans Scheduled to be Repriced

		After One
	Within	But Within	More Than
	One Year	Five Years	Five Years	Total
	(In thousands)
Total fixed rate	$635,801	$323,000	$882,410	$1,841,211
Total variable rate	7,069,247	4,680,849	2,087,010	13,837,106
Total	$7,705,048	$5,003,849	$2,969,420	$15,678,317

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

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $130.6 million, or 0.53% of total assets at December 31, 2013, and $141.0 million, or 0.63% of total assets, at December 31, 2012. Nonaccrual loans totaled $111.7 million and $108.1 million at December 31, 2013 and 2012, respectively. During 2013, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold $22.1 million in non-covered OREO properties during 2013. Also during 2013, we sold notes with a carrying value of $15.1 million for proceeds of $16.1 million and no loans were issued to facilitate sale of loans. Net charge-offs for non-covered nonperforming loans were $3.6 million for the year ended December 31, 2013. For non-covered OREO properties, write-downs of $1.4 million were recorded for the year ended December 31, 2013.

All $15.1 million of our problem loan sales during 2013 were all-cash transactions. Problem loans are sold on a servicing released basis and the shortfall between the loan balance and any new note is charged-off. If the sale of a problem  loan is financed, a substantial down payment, typically 20% or greater, is received from the new borrower purchasing the problem loan. The underlying sales agreements provide for full recourse to the new borrower and require that periodic updated financial information be provided to demonstrate their ability to service the new loan. The Company maintains no effective control over any sold loans.

Loans totaling $202.9 million were placed on nonaccrual status during 2013. Loans totaling $40.5 million which were not 90 days past due as of December 31, 2013 were included in nonaccrual loans as of December 31, 2013. Additions to nonaccrual loans during 2013 were offset by $16.3 million in gross charge-offs, $135.7 million in payoffs and principal paydowns, $9.4 million in loans that were transferred to other real estate owned, $2.0 million in loan sales and $35.9 million in loans brought current. Additions to nonaccrual loans during the year ended December 31, 2013 were comprised of $95.1 million in commercial real estate loans, $55.3 million in residential loans, $46.9 million in commercial and industrial loans and $5.6 million in consumer loans.

The Company had $71.8 million and $94.6 million in total performing troubled debt restructured loans as of December 31, 2013 and 2012, respectively. Nonperforming TDR loans were $11.1 million and $10.0 million at December 31, 2013 and 2012, respectively, and are included in nonaccrual loans. Included in the total restructured loans as of December 31, 2013 and 2012 were $4.3 million and $34.8 million in performing A/B notes, respectively. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged-off. The A/B note is comprised of A note balances only. A notes are not disclosed as TDRs in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is performing based on the terms specified by the restructuring agreement. As of December 31, 2013, restructured loans were comprised of $21.0 million in residential loans, $41.0 million in commercial real estate loans, $20.2 million in commercial and industrial loans, and $747 thousand in consumer loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. As of December 31, 2013, the Company had OREO properties with a combined carrying value of $18.9 million. Approximately 30% and 68% of the carrying value of OREO properties as of December 31, 2013 were located in California and Nevada, respectively. During 2013, the Company foreclosed on properties with an aggregate carrying value of $9.4 million as of the foreclosure date. Additionally, the Company recorded $1.4 million in write-downs. During this period, the Company also sold 35 OREO properties for total proceeds of $25.5 million resulting in a total net gain on sale of $3.5 million. As of December 31, 2012, the Company had OREO properties with a carrying value of $32.9 million. During 2012, the Company foreclosed on properties with an aggregate carrying value of $40.6 million as of the foreclosure date. Additionally, the Company recorded $5.1 million in write-downs. During this period, the Company also sold 47 OREO properties for total proceeds of $34.1 million resulting in a total net gain on sale of $232 thousand and recoveries totaling $2.0 million. During the year ended December 31, 2011, the Company sold 51 OREO properties for total proceeds of $26.6 million for a net loss on sale of $151 thousand and charges against the allowance for loan losses totaling $780 thousand.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

Table 11: Nonperforming Assets

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans	$111,651	$108,109	$145,632	$172,929	$173,180
Loans 90 or more days past due but not on
nonaccrual	—	—	—	—	—
Total nonperforming loans	$111,651	$108,109	$145,632	$172,929	$173,180
Non-covered other real estate owned, net	18,900	32,911	29,350	21,865	13,832
Total nonperforming assets	$130,551	$141,020	$174,982	$194,794	$187,012
Performing restructured loans	$71,826	$94,580	$99,603	$122,139	$114,800
Total nonperforming assets to total assets	0.53%	0.63%	0.80%	0.94%	0.91%
Allowance for loan losses to nonperforming loans	216.68%	212.18%	144.11%	133.24%	137.91%
Nonperforming loans to total gross non-covered loans	0.70%	0.89%	1.38%	1.93%	2.04%

Covered nonperforming assets totaled $148.3 million, representing less than 1% of total assets at December 31, 2013. These covered nonperforming assets are subject to the shared-loss agreements with the FDIC.

We evaluate loan impairment according to the provisions of ASC 310-10-35, Receivables – Overall – Subsequent Measurement. Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency will be charged off against the allowance for loan losses. Also, in accordance with ASC 310-10-35, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

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

At December 31, 2013, the Company’s total recorded investment in impaired loans was $183.5 million, compared with $200.5 million at December 31, 2012. The decrease in impaired loans is largely due to a decrease in nonperforming loans. All nonaccrual and doubtful loans held for investment are included in impaired loans. Impaired loans at December 31, 2013 are comprised of income producing commercial real estate loans totaling $65.3 million, multifamily loans totaling $41.1 million, commercial business loans totaling $39.5 million, single-family loans totaling $15.2 million, CRE land loans totaling $12.3 million, CRE construction loans totaling $6.9 million and other consumer loans totaling $3.2 million. As of December 31, 2013, the allowance for loan losses included $24.1 million for impaired loans with a total recorded balance of $73.5 million. As of December 31, 2012, the allowance for loan losses included $11.5 million for impaired loans with a total recorded balance of $33.3 million.

Our average recorded investment in impaired loans during 2013 and 2012 totaled $185.4 million and $214.0 million, respectively. During 2013 and 2012, gross interest income that would have been recorded on nonaccrual loans, had they performed in accordance with their original terms, totaled $7.4 million and $7.2 million, respectively. Of this amount, actual interest recognized on nonaccrual loans, on a cash basis, was $2.3 million and $2.3 million, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio. In addition to regular quarterly reviews of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. While we believe that the allowance for loan losses is appropriate at December 31, 2013, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

Non-covered Loans

At December 31, 2013, the allowance for loan losses on non-covered loans amounted to $241.9 million, or 1.54% of total non-covered loans receivable, compared with $229.4 million or 1.92% of total non-covered loans receivable at December 31, 2012. The $12.5 million increase in the allowance for loan losses on non-covered loans at December 31, 2013, from year-end 2012, is primarily related to loan growth partially offset by the continued improvement in credit quality of the loan portfolio.

Credit quality remains stable as nonaccrual loans increased slightly as compared to 2012. Net charge-offs on non-covered loans also decreased compared to 2012. However, the allowance for loan losses on non-covered loans continues to increase due to the new originations. As of December 31, 2013, allowance related to residential, commercial and industrial, and consumer loans increased as compared to December 31, 2012, commensurate with the growth in these portfolios. The allowance related to commercial real estate loans decreased as of December 31, 2013, as compared to December 31, 2012, due to ongoing improvements in credit quality in this loan category.

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $11.3 million and $9.4 million at December 31, 2013 and 2012, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

We recorded $18.3 million in loan loss provisions on non-covered loans during 2013. In comparison, we recorded $60.2 million in loan loss provisions on non-covered loans during 2012. During 2013, we recorded $3.6 million in net charge-offs on non-covered loans representing 0.03% of average non-covered loans outstanding during the year. In comparison, we recorded net charge-offs totaling $42.2 million, or 0.38% of average non-covered loans outstanding in 2012.

Covered Loans

At December 31, 2013, included in covered loans are $320.2 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30, and are subject to the allowance for loan losses on covered loans. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $230.6 million of commercial and industrial loans, $46.7 million of commercial real estate loans, $30.9 million of consumer loans and $12.0 million of residential loans. In comparison, at December 31, 2012, included in covered loans were $431.7 million of additional advances under the shared-loss agreements which were not accounted for under ASC 310-30, and are subject to the allowance for loan losses on covered loans. These additional advances were within our loan segments as follows: $302.3 million of commercial and industrial loans, $83.4 million of commercial real estate loans, $34.5 million of consumer loans and $11.5 million of residential loans.

At December 31, 2013, the total allowance for loan losses on covered loans amounted to $7.7 million, compared with $5.2 million at December 31, 2012. The increase in the allowance for loan losses on covered loans at December 31, 2013, compared to the year ended 2012, primarily reflects $4.0 million in additional loan loss provisions, less $1.4 million in net charge-offs recorded during 2013, specifically during the second quarter of 2013. Within the $7.7 million in total allowance for loan losses on covered loans at December 31, 2013 is $5.5 million related to covered loans outside of scope of ASC 310-30, which is allocated within our loan segments as follows: $3.2 million for commercial and industrial loans, $1.8 million for commercial real estate loans, $341 thousand for consumer loans and $176 thousand for residential loans. The remaining $2.2 million of allowance for loans losses on covered loans under ASC 310-30 is allocated mainly to the portfolio’s commercial real estate segment.

We recorded $4.0 million of loan loss provisions on covered loans including $1.8 million outside the scope of ASC 310-30 and $2.2 million under ASC 310-30 during the full year of 2013. In comparison, we recorded loan loss provisions of $5.0 million on covered loans outside the scope of ASC 310-30 and no provision for loan losses on covered loans under ASC 310-30 was recorded, during the full year of 2012. There were $1.4 million in net charge-offs recorded on covered loans outside the scope of ASC 310-30, for the full year of 2013. In comparison, the Company recorded a net charge-offs of $6.5 million on these loans for the full year of 2012. There were no charge-offs recorded in either full year of 2013 or 2012 for the covered loans under ASC 310-30 that were beyond the loan pools associated discount.

The following table summarizes activity in the allowance for loan losses for the periods indicated:

Table 12.1: Allowance for Loan Losses 2013, 2012, 2011 and 2010

	Year Ended December 31,
	2013	2012	2011	2010
	(Dollars in thousands)
NON-COVERED LOANS
Allowance for non-covered loans, beginning of year	$229,382	$209,876	$230,408	$238,833
Allowance for unfunded loan commitments and letters of credit	(2,157)	1,563	(1,048)	(1,833)
Provision for loan losses, excluding covered loans	18,336	60,168	92,584	195,934
Gross charge-offs:
Residential	3,197	7,700	13,323	49,685
Commercial real estate	3,357	27,060	78,803	137,460
Commercial and industrial	7,405	21,818	30,606	35,479
Consumer	2,385	1,824	1,959	2,579
Total gross charge-offs	16,344	58,402	124,691	225,203
Gross recoveries:
Residential	2,647	1,614	596	1,626
Commercial real estate	4,793	9,482	4,691	10,073
Commercial and industrial	4,392	4,970	7,041	10,116
Consumer	881	111	295	862
Total gross recoveries	12,713	16,177	12,623	22,677
Net charge-offs	3,631	42,225	112,068	202,526
Allowance balance for non-covered loans, end of year	$241,930	$229,382	$209,876	$230,408
COVERED LOANS
Allowance for covered loans not accounted under ASC 310-30, beginning of period (1)	$5,153	$6,647	$4,225	$—
Provision for loan losses on covered loans not accounted under ASC 310-30	1,759	5,016	2,422	4,225
Gross chargeoffs:
Commercial real estate	380	1,535	—	—
Commercial and industrial	1,055	4,974	—	—
Consumer	1	1	—	—
Total gross charge-offs	1,436	6,510	—	—
Allowance for covered loans not accounted under ASC 310-30, end of period (1)	$5,476	$5,153	$6,647	$4,225
Allowance for covered loans accounted under ASC 310-30, beginning of period (2)	$—	$—	$—	$—
Provision for loan losses on covered loans accounted under ASC 310-30	2,269	—	—	—
Allowance for covered loans accounted under ASC 310-30, end of period (2)	2,269	—	—	—
Allowance balance for covered loans, end of year	$7,745	$5,153	$6,647	$4,225
Average non-covered loans outstanding	$13,734,759	$11,023,745	$9,668,106	$8,634,283
Total gross non-covered loans outstanding, end of year	$15,678,317	$11,958,873	$10,288,426	$8,717,388
Net chargeoffs on non-covered loans to average non-covered loans	0.03%	0.38%	1.16%	2.35%
Allowance for non-covered loan losses to total gross non-covered loans held for investment at end of year	1.54%	1.92%	2.04%	2.64%

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

Table 12.2: Allowance for Loan Losses 2009

Year Ended
December 31, 2009 (1)
(Dollars in thousands)
Allowance balance, beginning of year	$178,027
Allowance for unfunded loan commitments and letters of credit	(1,778)
Provision for loan losses	528,666
Impact of desecuritization	9,262
Gross chargeoffs:
Residential single-family	33,778
Multifamily real estate	20,153
Commercial and industrial real estate	159,969
Construction	206,732
Commercial business	53,152
Trade finance	6,868
Automobile	85
Other consumer	4,519
Total gross chargeoffs	485,256
Gross recoveries:
Residential single-family	771
Residential multifamily	617
Commercial and industrial real estate	2,213
Construction	3,312
Commercial business	2,684
Trade finance	237
Automobile	50
Other consumer	28
Total gross recoveries	9,912
Net chargeoffs	475,344
Allowance balance, end of year	$238,833
Average loans outstanding	$8,355,825
Total gross loans outstanding, end of year	$8,501,033
Net chargeoffs to average loans	5.69%
Allowance for loan losses to total gross loans at end of year	2.81%

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

Table 13.1: Allowance for Loan Losses by Loan Segment 2013 and 2012

	At December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$50,717	26%	$49,349	26%
Commercial Real Estate	64,677	29%	69,856	33%
Commercial and Industrial	115,184	35%	105,376	35%
Consumer	11,352	10%	4,801	6%
Covered loans subject to general reserves	7,745	—%	5,153	—%
Total	$249,675	100%	$234,535	100%

The increase of $15.1 million in the allowance for loan losses at December 31, 2013, relative to year-end 2012, was primarily due to increases in the allowance for loan losses on commercial and industrial and consumer loans, commensurate with the increase in these portfolios.

Deposits

We offer a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $2.10 billion to $20.41 billion at December 31, 2013, as compared to $18.31 billion at December 31, 2012. The increase in total deposits was due to increases of $1.29 billion in noninterest-bearing demand deposits, $519.1 million in interest-bearing checking accounts, $383.4 million in money market accounts, and $212.2 million in savings deposits. The increase was partially offset by a decrease of $297.3 million, or 5%, in time deposits. During 2013, we grew deposits from our retail network and commercial customers by $2.45 billion and decreased brokered deposits by $343.4 million. At December 31, 2013, $840.8 million or 4% of total deposits were held in our overseas offices, including our Hong Kong branch and our subsidiary bank in China.

As of December 31, 2013, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program decreased to $203.3 million, compared to $260.5 million at December 31, 2012. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with another financial institution to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

Public deposits increased 10% to $1.20 billion at December 31, 2013, from $1.09 billion at December 31, 2012. A large portion of these public funds are comprised of deposits from the State of California.

Time deposits greater than $100 thousand were $4.15 billion, representing 20% of the deposit portfolio at December 31, 2013. These accounts, consisting primarily of deposits by consumers, had a weighted average interest rate of 0.88% at December 31, 2013. The following table provides the remaining maturities at December 31, 2013 of time deposits greater than $100 thousand:

Table 14: Time Deposits $100,000 or Greater

December 31, 2013
(In thousands)
3 months or less	$1,410,102
Over 3 months through 6 months	755,116
Over 6 months through 12 months	1,013,251
Over 12 months	967,029
Total	$4,145,498

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. FHLB advances increased 1% to $315.1 million as of December 31, 2013, compared to $313.0 million at December 31, 2012. The increase in FHLB advances does not represent additional advances but rather is the accretion adjustment for the discount associated with these advances. During 2013, the Company did not prepay or modify any FHLB advances. In comparison, long-term FHLB advances totaling $93.0 million were prepaid, with prepayment penalties of $6.8 million during 2012. Also in 2012, the Company modified $300.0 million and $75.0 million of fixed rate FHLB advances into adjustable rate, reducing the effective interest rate on these borrowings by 91 basis points and 86 basis points, respectively. The remainder of the decrease in FHLB advances is due to a $48.2 million modification cost incurred by the Company during 2012 that has been deferred and treated as a discount on the corresponding debt.

In addition to FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $995.0 million as of December 31, 2013 and 2012. No short-term repurchase agreements were outstanding as of December 31, 2013 and 2012. The interest rates for the long-term repurchase agreements are largely fixed ranging from 2.49% to 5.01% as of December 31, 2013. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt comprised of junior subordinated debt and a term loan increased $89.7 million or 65% to $226.9 million as of December 31, 2013, compared to $137.2 million as of December 31, 2012.  The increase of $89.7 million was primarily due to the $100.0 million advance from a three-year term loan agreement the Company entered into during 2013,  partially offset by $10.3 million of higher cost junior subordinated debt that was called during 2013. The remaining long-term debt of $126.9 million is comprised of junior subordinated debt, issued in connection with our various pooled trust preferred securities offerings, which qualifies as Tier I and Tier II capital, for regulatory purposes, as applicable due to the phase-out. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital which began in 2013 with complete phase-out by 2016.

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

Commitments

As a financial services provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to customers as of December 31, 2013 is as follows:

Table 15: Significant Commitments

December 31, 2013
(In thousands)
Undisbursed loan commitments	$4,021,140
Standby letters of credit	1,090,721
Commercial letters of credit	67,961

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

Contractual Obligations

The following table presents, as of December 31, 2013, the Company’s significant fixed and determinable contractual obligations, within the categories and payment dates described below. With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

Table 16: Contractual Obligations

	Payment Due by Period
	Less than			After	Indeterminate
	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Contractual Obligations
Deposits	$4,609,926	$715,873	$441,238	$127,434	$14,679,494	$20,573,965
FHLB advances	1,998	3,995	3,995	337,564	—	347,552
Securities sold under repurchase agreements	40,360	561,570	81,085	501,031	—	1,184,046
Affordable housing/CRA investment commitments	—	—	—	—	73,116	73,116
Long-term debt obligations	4,171	107,470	4,843	168,986	—	285,470
Operating lease obligations	23,356	34,058	18,987	21,400	—	97,801
Unrecognized tax liabilities	—	3,127	3,172	—	—	6,299
Postretirement benefit obligations	284	609	1,007	13,823	—	15,723
Total contractual obligations	$4,680,095	$1,426,702	$554,327	$1,170,238	$14,752,610	$22,583,972

Capital Resources

At December 31, 2013, stockholders’ equity totaled $2.36 billion, a 1% decrease from the year-end 2012 balance of $2.38 billion. The decrease is comprised of the following: (1) repurchase of treasury stock pursuant to the stock repurchase program totaling $200.0 million, representing 8,026,807 treasury stock shares; (2) accrual and payment of cash dividends on common and preferred stock totaling $86.7 million; (3) other comprehensive loss of $35.1 million; and (4) purchase of treasury shares related to restricted stock surrendered due to employee tax liability of $13.8 million, representing 508,518 shares. These transactions were offset by: (1) net income of $295.0 million; (2) stock compensation amounting to $13.6 million related to grants of restricted stock units; (3) tax benefits of $5.5 million from various stock plans; (4) issuance of common stock totaling $3.1 million, representing 323,737 shares, pursuant to various stock plans and agreements; and (5) issuance of shares pursuant to Director retainer fees of $630 thousand, representing 19,998 shares.

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

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.” At December 31, 2013, the Bank’s Tier I and total capital ratios were 11.6% and 12.9%, respectively, compared to 14.3% and 15.6%, respectively, at December 31, 2012.

The following table compares East West Bancorp, Inc.’s and East West Bank’s actual capital ratios at December 31, 2013, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Table 17: Regulatory Required Ratios

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	13.5%	12.9%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	11.9%	11.6%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.6%	8.4%	4.0%	5.0%

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

During the years ended December 31, 2013, 2012 and 2011, we experienced net cash inflows from operating activities of $425.8 million, $287.5 million and $255.3 million, respectively. Net cash inflows from operating activities were primarily due to net income earned during the year.

Net cash outflows from investing activities totaled $2.73 billion, $758.9 million and $1.07 billion during 2013, 2012, and 2011, respectively. Net cash outflow from investing activities for 2013 were primarily due to loans and investment securities available-for-sale. Net cash outflow from investing activities for 2012 and 2011 were primarily due to investment securities available-for-sale and purchases of securities purchased under resale agreements.

During the years ended December 31, 2013, 2012 and 2011, we experienced net cash inflows from financing activities of $1.88 billion, $364.2 million and $914.2 million, respectively. Net cash inflows from financing activities for 2013, 2012 and 2011 were primarily due to the increase in deposits.

As a means of augmenting our liquidity, we have available a combination of borrowing sources comprised of the Federal Reserve Bank’s discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2013, we are not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of December 31, 2013, we are not aware of any material commitments for capital expenditures in the foreseeable future.

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. For the years ended December 31, 2013 and 2012, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $319.0 million and $324.0 million, respectively.  In January 2014, $112.5 million in dividends were upstreamed to East West Bancorp. On January 22, 2014, the Board of Directors declared first quarter dividends on the Company’s common stock and authorized common stock dividends of $0.18 per share for the first quarter of 2014.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2013 and 2012, assuming a non-parallel shift of 100 and 200 basis points in both directions:

Table 18: Rate Shock Table

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	December 31,	December 31,	December 31,	December 31,
(Basis Points)	2013	2012	2013	2012
+200	11.1%	9.0%	13.4%	6.3%
+100	4.9%	4.0%	6.1%	2.4%
-100	(0.5)%	(0.5)%	(1.8)%	(3.7)%
-200	(0.6)%	(0.8)%	(3.4)%	(6.8)%

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

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at December 31, 2013 and 2012. In a declining rate environment, the interest rate floors on these loans contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates. At December 31, 2013 and 2012, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of December 31, 2013. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

Table 19: Expected Maturity for Financial Instruments

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(Dollars in thousands)
Assets:
CD investments	$ 359,301	$ —	$ —	$ —	$ —	$ —	$ 359,301
Average yield (fixed rate)	3.76%	—%	—%	—%	—%	—%	3.76%
Short-term investments	$ 381,574	$ —	$ —	$ —	$ —	$ —	$ 381,574
Weighted average rate	0.54%	—%	—%	—%	—%	—%	0.54%
Securities purchased under resale agreements	$ 1,000,000	$ 50,000	$ 50,000	$ —	$ 200,000	$ 100,000	$ 1,400,000
Weighted average rate	1.34%	1.21%	4.00%	—%	2.88%	3.38%	1.80%
Investment securities	$ 920,783	$ 255,115	$ 300,255	$ 256,484	$ 291,153	$ 710,007	$ 2,733,797
Weighted average rate	2.07%	2.44%	2.35%	2.34%	2.02%	3.41%	2.50%
Total covered gross loans	$ 2,064,928	$ 110,329	$ 88,633	$ 95,718	$ 58,041	$ 43,911	$ 2,461,560
Weighted average rate	4.38%	5.49%	5.22%	4.98%	5.10%	5.89%	4.53%
Total non-covered gross loans	$ 12,499,620	$ 992,660	$ 1,045,704	$ 463,388	$ 439,757	$ 442,158	$ 15,883,287
Weighted average rate	3.88%	4.94%	4.93%	5.16%	4.99%	5.75%	4.14%
Liabilities:
Checking accounts	$ 1,471,284	$ —	$ —	$ —	$ —	$ —	$ 1,471,284
Weighted average rate	0.24%	—%	—%	—%	—%	—%	0.24%
Money market accounts	$ 5,383,759	$ —	$ —	$ —	$ —	$ —	$ 5,383,759
Weighted average rate	0.25%	—%	—%	—%	—%	—%	0.25%
Savings deposits	$ 1,633,433	$ —	$ —	$ —	$ —	$ —	$ 1,633,433
Weighted average rate	0.17%	—%	—%	—%	—%	—%	0.17%
Time deposits	$ 4,578,526	$ 544,857	$ 151,583	$ 220,090	$ 196,015	$ 133,277	$ 5,824,348
Weighted average rate	0.57%	0.80%	1.29%	1.27%	1.28%	-0.29%	0.64%
FHLB advances	$ 332,000	$ —	$ —	$ —	$ —	$ —	$ 332,000
Weighted average rate	0.58%	—%	—%	—%	—%	—%	0.58%
Securities sold under repurchase agreements (fixed rate)	$ —	$ 245,000	$ 250,000	$ —	$ —	$ 200,000	$ 695,000
Weighted average rate	—%	4.49%	5.01%	—%	—%	4.27%	4.61%
Securities sold under repurchase agreements (variable rate)	$ 300,000	$ —	$ —	$ —	$ —	$ —	$ 300,000
Weighted average rate	2.77%	—%	—%	—%	—%	—%	2.77%
Junior subordinated debt (variable rate)	$ 126,868	$ —	$ —	$ —	$ —	$ —	$ 126,868
Weighted average rate	1.91%	—%	—%	—%	—%	—%	1.91%
Other long-term borrowing (variable rate)	$ 100,000	$ —	$ —	$ —	$ —	$ —	$ 100,000
Weighted average rate	1.75%	—%	—%	—%	—%	—%	1.75%

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Audit Report of the Company’s Registered Public Accounting Firm

The independent registered public accounting firm of KPMG LLP, as auditors of East West Bancorp’s consolidated financial statements, has issued an audit report on the effectiveness of internal control over financial reporting based on criteria established in Internal Control — Integrated Framework 1992, issued by COSO, which is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

East West Bancorp, Inc.:

We have audited East West Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control—Integrated Framework 1992 issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Los Angeles, California

March 3, 2014

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors and executive officers of the Company, to the extent not included under Item 1 under the heading “Executive Officers of the Registrant” appearing at the end of Part I of this report, will appear in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “ELECTION OF DIRECTORS,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period. Additionally, information on compensation arrangements for the Board of Directors of the Company is set forth as Exhibit 10.12 “Director Compensation.”

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on our internet website at www.eastwestbank.com.

Audit Committee Financial Experts

The Company has determined that all members of the Audit Committee, namely Directors Iris Chan, Clarence Kwan and Keith Renken are “Audit Committee Financial Experts” as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. All members of the Audit Committee are independent of management.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation of the Company’s named executives will appear in the 2014 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled “DIRECTOR COMPENSATION,” “COMPENSATION OF EXECUTIVE OFFICERS,” “COMPENSATION DISCUSSION AND ANALYSIS,” and “REPORT BY THE COMPENSATION COMMITTEE,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management will appear in the 2014 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled “BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 regarding equity compensation plans under which equity securities of the Company were authorized for issuance.

Number of securities
remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	excluding securities
	warrants and rights	warrants and rights	reflected in Column (a)
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	406,731	$26.72	4,160,200
Equity compensation plans not approved by security holders	—	—	—
Total	406,731	$26.72	4,160,200

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in the 2014 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “DIRECTOR INDEPENDENCE/FINANCIAL EXPERTS,”  if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in the 2014 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements included in the registrant’s 2013 Annual Report to Shareholders are included. Page number references are to the 2013 Annual Report to Shareholders.

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

3.5	Bylaws of the Registrant [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]
3.7	Amended and Restated Bylaws of the Registrant dated January 29, 2013 [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on January 29, 2013.]
3.8

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
99.1

Agreement and Plan of Merger by and between East West Bancorp, Inc. and MetroCorp Bancshares, Inc. dated September 18, 2013 [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on September 18, 2013.]

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

We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control-Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 3, 2014

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$895,820	$1,323,106
Short-term investments	257,473	366,378
Securities purchased under resale agreements	1,300,000	1,450,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,786,490 at December 31, 2013 and $2,599,018 at December 31, 2012)	2,733,797	2,607,029
Loans held for sale	204,970	174,317
Loans receivable, excluding covered loans (net of allowance for loan losses of $241,930 at December 31, 2013 and $229,382 at December 31, 2012)	15,412,715	11,710,190
Covered loans (net of allowance for loan losses of $7,745 at December 31, 2013 and $5,153 at December 31, 2012)	2,187,898	2,935,595
Total loans receivable, net	17,600,613	14,645,785
FDIC indemnification asset	74,708	316,313
Other real estate owned, net	18,900	32,911
Other real estate owned covered, net	21,373	26,808
Total other real estate owned	40,273	59,719
Investment in Federal Home Loan Bank stock, at cost	62,330	107,275
Investment in Federal Reserve Bank stock, at cost	48,333	48,003
Investment in affordable housing partnerships	165,724	185,645
Premises and equipment, net	177,710	107,517
Accrued interest receivable	116,314	94,837
Due from customers on acceptances	21,236	28,612
Premiums on deposits acquired, net	46,920	56,285
Goodwill	337,438	337,438
Cash surrender value of life insurance policies	112,650	110,133
Other assets	533,759	517,718
TOTAL	$24,730,068	$22,536,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$5,821,899	$4,535,877
Interest-bearing	14,591,019	13,773,477
Total deposits	20,412,918	18,309,354
Federal Home Loan Bank advances	315,092	312,975
Securities sold under repurchase agreements	995,000	995,000
Other borrowings	—	20,000
Bank acceptances outstanding	21,236	28,612
Long-term debt	226,868	137,178
Accrued expenses and other liabilities	394,729	350,869
Total liabilities	22,365,843	20,153,988
COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A, non-cumulative convertible, 200,000 shares issued; no shares outstanding as of December 31, 2013 and 85,710 shares outstanding in 2012.	—	83,027
Common stock, $0.001 par value, 200,000,000 shares authorized; 163,098,008 and 157,160,193 shares issued in 2013 and 2012, respectively; 137,630,896 and 140,294,092 shares outstanding in 2013 and 2012, respectively.	163	157
Additional paid in capital	1,571,670	1,464,739
Retained earnings	1,360,130	1,151,828
Treasury stock, at cost — 25,467,112 shares in 2013 and 16,866,101 shares in 2012.	(537,279)	(322,298)
Accumulated other comprehensive (loss) income, net of tax	(30,459)	4,669
Total stockholders’ equity	2,364,225	2,382,122
TOTAL	$24,730,068	$22,536,110

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$979,394	$945,530	$945,798
Investment securities	43,846	58,184	89,469
Securities purchased under resale agreements	21,236	20,392	19,216
Investment in Federal Home Loan Bank stock	3,982	1,808	550
Investment in Federal Reserve Bank stock	2,887	2,865	2,840
Short-term investments	17,340	22,316	22,575
Total interest and dividend income	1,068,685	1,051,095	1,080,448
INTEREST EXPENSE
Customer deposit accounts	63,496	75,895	107,110
Federal Home Loan Bank advances	4,173	6,248	15,461
Securities sold under repurchase agreements	41,381	46,166	48,561
Long-term debt	3,442	3,855	5,832
Other borrowings	—	4	458
Total interest expense	112,492	132,168	177,422
Net interest income before provision for loan losses	956,193	918,927	903,026
Provision for loan losses, excluding covered loans	18,336	60,168	92,584
Provision for loan losses on covered loans	4,028	5,016	2,422
Net interest income after provision for loan losses	933,829	853,743	808,020
NONINTEREST (LOSS) INCOME
Impairment loss on investment securities	—	(5,165)	(5,736)
Less: Noncredit-related impairment loss recorded in other comprehensive income	—	5,066	5,103
Net impairment loss on investment securities recognized in earnings	—	(99)	(633)
Decrease in FDIC indemnification asset and receivable	(228,585)	(122,251)	(100,141)
Branch fees	32,036	30,906	31,510
Net gain on sales of investment securities	12,089	757	9,703
Letters of credit fees and commissions	22,116	19,104	13,997
Foreign exchange income	12,658	7,166	9,143
Ancillary loan fees	9,368	8,831	8,350
Income from life insurance policies	3,778	4,015	4,031
Net gain on sales of loans	7,750	17,045	20,185
Net gain on sale of fixed assets	1,521	4,275	2,274
Other operating income	34,801	24,633	12,505
Total noninterest (loss) income	(92,468)	(5,618)	10,924
NONINTEREST EXPENSE
Compensation and employee benefits	175,906	171,374	160,093
Occupancy and equipment expense	56,641	55,475	50,082
Amortization of investments in affordable housing partnerships and other investments	27,268	18,058	17,324
Amortization of premiums on deposits acquired	9,365	10,906	12,327
Deposit insurance premiums and regulatory assessments	16,550	14,130	20,531
Loan related expenses	12,520	14,987	19,379
Other real estate owned (gain on sale) expense	(1,128)	22,349	40,435
Legal expense	31,718	25,441	21,327
Prepayment penalty for FHLB advances and other borrowings	—	6,860	12,281
Data processing	9,095	9,231	8,598
Deposit-related expenses	6,536	6,007	5,699
Consulting expense	6,446	7,984	7,151
Other operating expenses	64,594	59,731	60,383
Total noninterest expense	415,511	422,533	435,610
INCOME BEFORE PROVISION FOR INCOME TAXES	425,850	425,592	383,334
PROVISION FOR INCOME TAXES	130,805	143,942	138,100
NET INCOME	295,045	281,650	245,234
PREFERRED STOCK DIVIDENDS	3,428	6,857	6,857
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$291,617	$274,793	$238,377
EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$2.11	$1.92	$1.62
DILUTED	$2.10	$1.89	$1.60
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	137,342	141,457	147,093
DILUTED	139,574	147,175	153,467
DIVIDENDS DECLARED PER COMMON SHARE	$0.60	$0.40	$0.16

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$295,045	$281,650	$245,234
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities available-for-sale:
Unrealized holding (losses) gains arising during period	(28,169)	42,868	(12,333)
Reclassification adjustment for net gains included in net income	(7,012)	(439)	(5,628)
Noncredit-related impairment loss on securities	—	(2,938)	(2,960)
Foreign currency translation adjustments	—	(900)	(764)
Unrealized gains on other investments	336	31	194
Reclassification adjustment for net gains included in net income	(283)	(13)	(35)
Other comprehensive (loss) income	(35,128)	38,609	(21,526)
COMPREHENSIVE INCOME	$259,917	$320,259	$223,708

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

		Additional		Additional			Accumulated
		Paid In		Paid In			Other
		Capital		Capital			Comprehensive	Total
	Preferred	Preferred	Common	Common	Retained	Treasury	Income (Loss),	Stockholders’
	Stock	Stock	Stock	Stock	Earnings	Stock	Net of Tax	Equity
BALANCE, JANUARY 1, 2011	$—	$83,058	$156	$1,434,277	$720,116	$(111,262)	$(12,414)	$2,113,931
Net income					245,234			245,234
Other comprehensive loss							(21,526)	(21,526)
Stock compensation costs				13,543				13,543
Tax benefit from stock compensation plans, net				717				717
Issuance of 1,024,925 shares of common stock pursuant to various stock compensation plans and agreements			1	5,205				5,206
Conversion of 31 shares of Series A preferred stock into 2,014 shares of common stock		(31)		31				—
Issuance of 27,831 shares pursuant to Director retainer fee				520				520
Cancellation of 240,193 shares of common stock due to forfeitures of issued restricted stock				4,090		(4,090)		—
29,610 shares of restricted stock surrendered due to employee tax liability						(649)		(649)
Preferred stock dividends					(6,857)			(6,857)
Common stock dividends					(23,876)			(23,876)
Repurchase of 1,517,555 common stock warrants				(14,500)				(14,500)
BALANCE, DECEMBER 31, 2011	$—	$83,027	$157	$1,443,883	$934,617	$(116,001)	$(33,940)	$2,311,743
Net income					281,650			281,650
Other comprehensive income							38,609	38,609
Stock compensation costs				12,668				12,668
Tax benefit from stock compensation plans, net				462				462
Issuance of 336,031 shares of common stock pursuant to various stock compensation plans and agreements				3,821				3,821
Issuance of 26,151 shares pursuant to Director retainer fee				570				570
Cancellation of 190,634 shares of common stock due to forfeitures of issued restricted stock				3,335		(3,335)		—
137,258 shares of restricted stock surrendered due to employee tax liability						(3,012)		(3,012)
Preferred stock dividends					(6,857)			(6,857)
Common stock dividends					(57,582)			(57,582)
Purchase 9,068,105 shares of treasury stock pursuant to the Stock Repurchase Plan						(199,950)		(199,950)
BALANCE, DECEMBER 31, 2012	$—	$83,027	$157	$1,464,739	$1,151,828	$(322,298)	$4,669	$2,382,122
Net income					295,045			295,045
Other comprehensive loss							(35,128)	(35,128)
Stock compensation costs				13,548				13,548
Tax benefit from stock compensation plans, net				5,522				5,522
Issuance of 323,737 shares of common stock pursuant to various stock compensation plans and agreements				3,054				3,054
Issuance of 19,998 shares pursuant to Director retainer fee				630				630
Cancellation of 65,686 shares of common stock due to forfeitures of issued restricted stock				1,156		(1,156)		—
508,518 shares of restricted stock surrendered due to employee tax liability						(13,833)		(13,833)
Preferred stock dividends					(3,428)			(3,428)
Common stock dividends					(83,315)			(83,315)
Conversion of 85,710 shares of Series A preferred stock into 5,594,080 shares of common stock		(83,027)	6	83,021				—
Purchase 8,026,807 shares of treasury stock pursuant to the Stock Repurchase Plan						(199,992)		(199,992)
BALANCE, DECEMBER 31, 2013	$—	$—	$163	$1,571,670	$1,360,130	$(537,279)	$(30,459)	$2,364,225

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$295,045	$281,650	$245,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,169	82,536	67,460
(Accretion) of discount and amortization of premiums, net	(245,665)	(233,607)	(210,868)
Decrease in FDIC indemnification asset and receivable	228,585	122,251	100,141
Stock compensation costs	14,178	13,238	13,543
Deferred tax (benefit) expenses	(45,028)	(12,650)	189,497
Tax benefit from stock plans	(5,522)	(462)	(717)
Provision for loan losses	22,364	65,184	95,006
Impairment on other real estate owned	3,849	16,035	29,266
Net gain on sales of investment securities, loans and other assets	(30,224)	(28,165)	(30,998)
Originations and purchases of loans held for sale	(99,688)	(103,059)	(72,761)
Proceeds from sales of loans held for sale	6,272	13,844	41,388
Prepayment penalty for Federal Home Loan Bank advances and other borrowings, net	—	6,860	12,281
Net proceeds from FDIC shared-loss agreements	55,826	76,094	159,983
Net change in accrued interest receivable and other assets	58,881	(23,393)	(146,911)
Net change in accrued expenses and other liabilities	69,581	15,086	(233,868)
Other net operating activities	(3,778)	(3,916)	(2,359)
Total adjustments	130,800	5,876	10,083
Net cash provided by operating activities	425,845	287,526	255,317
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans	(2,458,694)	(337,685)	(934,773)
Short-term investments	108,905	(304,544)	81,726
Purchases of:
Securities purchased under resale agreements	(450,000)	(1,400,000)	(1,292,066)
Investment securities available-for-sale	(1,316,764)	(1,835,823)	(2,713,546)
Loans receivable	(680,821)	(461,878)	(675,298)
Premises and equipment	(88,108)	(10,280)	(10,507)
Investments in affordable housing partnerships and other investments	(42,149)	(57,831)	(36,642)
Proceeds from sale of:
Investment securities available-for-sale	663,569	1,230,134	702,616
Loans receivable	259,117	76,832	188,407
Loans held for sale originated for investment	111,054	338,046	611,291
Other real estate owned	64,312	100,547	177,015
Premises and equipment	6,061	18,914	9,227
Investments in affordable housing partnerships and other investments	—	—	7,100
Other investments	—	—	2,454
Repayments, maturities and redemptions of investment securities available-for-sale	444,057	1,119,098	1,780,457
Paydowns, maturities and termination of securities purchased under resale agreements	600,000	736,434	1,005,632
Redemption of Federal Home Loan Bank stock	44,945	29,622	25,908
Other net investing activities	(330)	(491)	(227)
Net cash used in investing activities	(2,734,846)	(758,905)	(1,071,226)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	2,103,564	856,352	1,812,375
Short-term borrowings	(20,000)	(5,208)	(63,337)
Proceeds from:
Increase in long-term borrowings	100,000	—	—
Issuance of common stock pursuant to various stock plans and agreements	3,054	3,821	5,726
Payment for:
Repayment of FHLB advances	—	(100,857)	(760,274)
Modification of Federal Home Loan Bank advances	—	(48,190)	—
Repayment of long-term debt	(10,310)	(75,000)	(23,918)
Repayment of other borrowings	—	—	(11,250)
Repurchase of common stock warrants	—	—	(14,500)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	(199,992)	(199,950)	—
Repurchase of vested shares due to employee tax liability	(13,833)	(3,012)	(649)
Cash dividends	(86,290)	(64,218)	(30,679)
Tax benefit from stock compensation plans	5,522	462	717
Net cash provided by financing activities	1,881,715	364,200	914,211
Effect of exchange rate changes on cash and cash equivalents	—	(900)	(1,066)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(427,286)	(108,079)	97,236
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,323,106	1,431,185	1,333,949
CASH AND CASH EQUIVALENTS, END OF YEAR	$895,820	$1,323,106	$1,431,185
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$112,169	$136,760	$175,772
Income tax payments, net of refunds	142,980	183,398	326,725
Noncash investing and financing activities:
Transfers to other real estate owned	43,989	81,605	175,551
Conversion of preferred stock to common stock	83,027	—	31
Loans to facilitate sales of other real estate owned	139	6,380	8,882
Loans to facilitate sales of loans	—	1,018	27,149
Loans to facilitate sale of premises and equipment	—	—	11,100
Loans transferred to loans held for sale, net	97,065	144,131	644,915
Issuance of common stock to Board of Directors	630	570	520

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “we”) is a registered bank holding company that offers a full range of banking services to individuals and small to mid-size businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. The Bank operates 94 banking locations throughout California, six branches in New York, four branches in Georgia, two branches in Massachusetts, one branch in Nevada, one branch in Texas, and four branches in Washington. In Greater China, the Bank’s presence includes three full-service branches in Hong Kong, in Shanghai, and in Shantou. The Bank also has three representative offices in China located in Beijing, Guangzhou and Shenzhen and one in Taipei, Taiwan.

The Bank focuses on commercial lending, including commercial real estate loans, commercial business loans and trade finance loans. The Bank also provides financing for residential loans including single-family and multifamily loans. To a lesser extent, the Bank also makes construction development and consumer loans. Included in the Bank’s locations are twelve in-store branches located in 99 Ranch Market stores in Southern and Northern California. The Bank’s revenues are derived from providing financing for residential and commercial real estate and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank advances and other borrowing activities.

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

Principles of Consolidation — The consolidated financial statements include the accounts of East West Bancorp, Inc., and its wholly owned subsidiaries, East West Bank and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation. East West also has six wholly owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

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

The fair values of the investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. The Company performs a monthly analysis on the broker quotes and the third party pricing service quotes to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company considers whether prices received from independent brokers represent a reasonable estimate of fair value through the use of observable market inputs including comparable trades, the yield curve, spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize proprietary models that include observable market based inputs. Additionally, the majority of these independent broker quotations are non-binding.

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

At each reporting date, the Company assesses whether there is an “other-than-temporary” impairment (“OTTI”) in its portfolio of investment securities. If we determine that a decline in fair value is other-than-temporary, an impairment loss is recognized in current earnings. When we have the intent and ability to hold debt securities and it is not more likely than not that we will be required to sell these securities with OTTI for a period necessary to recover the noncredit-related impairment losses, only the credit-related impairment losses are recognized in current earnings. In these instances, the noncredit-related impairment losses are charged to other comprehensive income. The Company examines all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment level factors that are examined to assess impairment include the nature of the investments, the severity and duration of the loss, the probability that the Company will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities, and any change in the rating of the securities by the various rating agencies. Additionally, management takes into consideration the Company’s financial resources as well as the Company’s overall ability and intent to hold the securities and not be required to sell the securities until their fair values recover.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the contractual terms of the loan agreement. Factors considered by management in determining and measuring loan impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for residential, commercial real estate, and commercial and industrial loans based on the loan’s observable market price or the fair value of the collateral, less costs to sell, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. If the measure of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged off against the allowance for loan losses. In general, consumer loans consist of homogeneous smaller balance loans and are collectively evaluated for impairment.

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

At acquisition, the excess of the cash flows expected to be collected over the recorded investment is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the cash flows expected to be collected is considered to be the nonaccretable difference. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value that are significant and probable are adjusted through the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date that are probable are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

Covered Loans — Loans acquired in an FDIC-assisted acquisition that are subject to an FDIC shared-loss agreement are referred to as covered loans. Covered loans are reported exclusive of the expected cash flow reimbursements we expect to collect from the FDIC. All covered loans are accounted for under ASC 805 and ASC 310-30.

FDIC Indemnification Asset — In conjunction with the FDIC-assisted acquisitions of Washington First International Bank and United Commercial Bank, the Bank entered into shared-loss agreements with the FDIC related to covered loans and covered other real estate owned (see “Covered Other Real Estate Owned” below). The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreement. The Company has elected to account for amounts receivable under the shared-loss agreements as an indemnification asset in accordance with ASC 805. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered loans over those expected will increase the FDIC indemnification asset. Over the life of the FDIC indemnification asset, increases and decreases are recorded as adjustments to noninterest income. During the year, the bank lowered the credit discount on the UCB covered loan portfolio as the credit quality was performing better than originally estimated. By lowering the credit discount, interest income will increase over the life of the loans. Correspondingly, with the lowered credit discount, the expected reimbursement from the FDIC under the loss sharing agreement will decrease, resulting in amortization of the FDIC indemnification asset which is recorded as a charge to noninterest income.

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

Long-Term Debt — Long-term debt consists of junior subordinated debt and other long-term debt. The Company has six statutory business trusts whereby the Company is the owner of all the beneficial interests represented by the common securities of the Trusts, and third parties hold the fixed and variable rate capital securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory reporting purposes. However, these securities will be phased out of the Tier I capital beginning in 2013, fully phased out by 2016.

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

Reclassifications — Certain items in the consolidated balance sheet and the consolidated statements of income for the years ended December 31, 2012 and 2011 were reclassified to conform to the 2013 and 2012 presentation, respectively. These reclassifications did not affect previously reported net income.

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-01 applies to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. The amended guidance is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. The Company did include additional disclosure in the notes to the consolidated financial statements to comply with the requirements of the ASU.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 enhances the reporting of reclassifications out of accumulated other comprehensive income by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments are effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. The Company did include additional disclosure in the notes to the consolidated financial statements to comply with the requirements of the ASU.

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

In January 2014, the FASB issues ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-10 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). ASU 2014-10 is effective for interim and annual periods beginning after December 15, 2014 and if elected, should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

NOTE 2 — FAIR VALUE

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

•                  Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 2 financial instruments typically include U.S. Government debt and agency mortgage-backed securities, municipal securities, corporate debt securities, single issuer trust preferred securities, foreign exchange options and interest rate swaps.

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

The Company records investment securities available-for-sale, derivative liabilities, foreign exchange options, interest rate swaps and short-term foreign exchange contracts at fair value on a recurring basis. Certain other assets such as impaired loans, other real estate owned, loans held for sale, goodwill, premiums on acquired deposits and other investments are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the consolidated balance sheets at their fair values as of December 31, 2013 and 2012. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. For assets measured on a recurring basis, there were no transfers in and out of Levels 1 and 3 or Levels 2 and 3 during 2013 and 2012.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2013
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$491,632	$491,632	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	394,323	—	394,323	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	178,870	—	178,870	—
Residential mortgage-backed securities	885,237	—	885,237	—
Municipal securities	280,979	—	280,979	—
Other residential mortgage-backed securities:
Investment grade	46,327	—	46,327	—
Other commercial mortgage-backed securities:
Investment grade	51,617	—	51,617	—
Corporate debt securities:
Investment grade	309,995	—	309,995	—
Non-investment grade	15,101	—	8,730	6,371
Other securities	79,716	—	79,716	—
Total investment securities available-for-sale	$2,733,797	$491,632	$2,235,794	$6,371
Foreign exchange options	6,290	—	6,290	—
Interest rate swaps	28,078	—	28,078	—
Foreign exchange contracts	6,181	—	6,181	—
Derivatives liabilities	(50,262)	—	(46,607)	(3,655)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2012
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$460,677	$460,677	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	197,855	—	197,855	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	180,665	—	180,665	—
Residential mortgage-backed securities	1,144,085	—	1,144,085	—
Municipal securities	167,093	—	167,093	—
Other commercial mortgage-backed securities:
Investment grade	17,084	—	17,084	—
Corporate debt securities:
Investment grade	411,983	—	411,983	—
Non-investment grade	17,417	—	12,617	4,800
Other securities	10,170	—	10,170	—
Total investment securities available-for-sale	$2,607,029	$460,677	$2,141,552	$4,800
Foreign exchange options	$5,011	$—	$5,011	$—
Interest rate swaps	36,943	—	36,943	—
Short-term foreign exchange contracts	896	—	896	—
Derivatives liabilities	(42,060)	—	(39,008)	(3,052)

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

	Assets Measured at Fair Value on a Non-Recurring Basis
	for the Twelve Months Ended December 31, 2013
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Twelve Months Ended
	December 31,	Assets	Inputs	Inputs	December 31,
	2013	(Level 1)	(Level 2)	(Level 3)	2013
	(In thousands)
Non-covered impaired loans:
Total residential	$12,791	$—	$—	$12,791	$(1,378)
Total commercial real estate	29,559	—	—	29,559	(4,250)
Total commercial and industrial	15,120	—	—	15,120	(13,135)
Total consumer	281	—	—	281	(112)
Total non-covered impaired loans	$57,751	$—	$—	$57,751	$(18,875)
Non-covered OREO	$13,031	$—	$—	$13,031	$(1,438)
Covered OREO (1)	$17,284	$—	$—	$17,284	$(3,376)

	Assets Measured at Fair Value on a Non-Recurring Basis
	for the Twelve Months Ended December 31, 2012
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Twelve Months Ended
	December 31,	Assets	Inputs	Inputs	December 31,
	2012	(Level 1)	(Level 2)	(Level 3)	2012
	(In thousands)
Non-covered impaired loans:
Total residential	$23,043	$—	$—	$23,043	$(4,803)
Total commercial real estate	31,737	—	—	31,737	(8,405)
Total commercial and industrial	12,838	—	—	12,838	(14,540)
Total consumer	372	—	—	372	(264)
Total non-covered impaired loans	$67,990	$—	$—	$67,990	$(28,012)
Non-covered OREO	$2,065	$—	$—	$2,065	$(5,122)
Covered OREO (1)	$10,468	$—	$—	$10,468	$(11,183)
Loans held for sale	$—	$—	$—	$—	$(4,730)

(1)                                     Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $3.4 million in losses, or $675 thousand, and 20% of the $11.2 million in losses, or $2.2 million, for the year ended December 31, 2013 and 2012, respectively.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

	Investment Securities Available-for-Sale
	Corporate Debt
	Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2013	$4,800	$(3,052)
Total gains or (losses): (1)
Included in earnings	—	(603)
Included in other comprehensive unrealized gain (2)	1,653	—
Purchases, issuances, sales, settlements (3)
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(82)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Ending balance, December 31, 2013	$6,371	$(3,655)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at December 31, 2013	$—	$603

	Investment Securities Available-for-Sale
	Corporate Debt
	Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2012	$2,235	$(2,634)
Total gains or (losses): (1)
Included in earnings	(99)	(418)
Included in other comprehensive unrealized gain (2)	2,711	—
Purchases, issuances, sales, settlements (3)
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(47)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Ending balance, December 31, 2012	$4,800	$(3,052)
Changes in unrealized losses included in earnings relating to assets and liabilities still held at December 31, 2012	$99	$418

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

Valuation Methodologies

Investment Securities Available-for-Sale — The fair values of the investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.

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

For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit risk and liquidity risk premium, specific nonperformance, and default experience in the collateral underlying the securities. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for credit risk and liquidity risk. The actual Level 3 unobservable assumption rates used as of December 31, 2013 include: a constant prepayment rate of 0% for year 1-5 and 1% thereafter, a constant default rate of 1.2% for year 1-5 and 0.75% thereafter, and a recovery assumption of 0% for existing deferrals/defaults and 15% for future deferrals with a recovery lag of 60 months. Losses arising during the period, if any, are recognized in noninterest income.

Derivative Liabilities — The Company’s derivative liabilities include derivatives payable that fall within Level 3 and all other derivative liabilities which fall within Level 2. The derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CDs pay interest based on changes in the Chinese currency Renminbi (“RMB”), and are included in interest-bearing deposits on the consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The payable is divided by the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion the Company applied a risk premium comparable to an agency security risk premium. For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on our institutional credit rating, which resulted in an adjustment of $1.6 million to the valuation of the derivative liabilities for the year ended December 31, 2013. Significant increases (decreases), if any, of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable. The actual Level 3 unobservable input used as of December 31, 2013 was a credit risk adjustment with a range of 0.68% to 0.73%. The Level 2 derivative liabilities are mostly comprised of the offsetting interest rate swaps with other counterparties. Refer to “Interest Rate Swaps” within this footnote for complete discussion.

Foreign Exchange Options — The Company has entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB per the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the foreign exchange options for the year ended December 31, 2013. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps — The Company has entered into pay-fixed, receive-variable swap contracts with institutional counterparties to hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company has also entered into pay-variable, receive-fixed swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company’s consideration of the counterparty’s credit risk resulted in a $272 thousand adjustment to the valuation of the interest rate swaps for the year ended December 31, 2013. The valuation of the interest rate swap falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Foreign Exchange Contracts — The Company entered into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations. The Company enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company does not assume any foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The fair value is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts for the year ended December 31, 2013. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

The Company also entered into long-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. The fair value is determined at each reporting period based on the change in the foreign exchange rate. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the long-term foreign exchange contract for the year ended December 31, 2013. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Impaired Loans — We evaluate loan impairment according to the provisions of ASC 310-10-35, Receivables-Overall-Subsequent Measurement. Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged-off against the allowance for loan losses. Also, in accordance with ASC 310-10-35, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

The Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received. Appraisals are obtained from third party appraisers and reviewed by management. Similarly, evaluations are obtained from third-parties or prepared internally and are also reviewed by management. Updated appraisals and evaluations are obtained on a regular basis or as necessary. Further, on a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate. In calculating the discount to be applied to an appraisal or evaluation, if necessary, the Company considers the location of collateral, the property type, and third party comparable sales. If it is assessed by management that the current value is not appropriate, adjustments to the carrying value will be calculated and a charge-off or a specific valuation allowance may be recorded to reduce the loan to the appropriate adjusted carrying value. The fair values may be adjusted as needed based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. Impaired loans are classified as Level 3 assets in the fair value hierarchy.

Other Real Estate Owned — The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans receivable are recorded at estimated fair value less cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department, or OREO department. Updated appraisals and evaluations are obtained on a regular basis or at least annually. Further, on a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate. In calculating the discount to be applied to an appraisal or evaluation, if necessary, the Company considers the location of collateral, the property type, and third party comparable sales. If it is assessed by management that the current value is not appropriate, adjustments to the carrying value will be calculated and a charge-off may be taken to reduce the OREO to the appropriate adjusted carrying value. The fair values may be adjusted as needed based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. OREO properties are classified as Level 3 assets in the fair value hierarchy.

Loans Held for Sale — The Company’s loans held for sale are carried at the lower of cost or fair value. These loans are currently comprised of mostly student loans. For these loans, the fair value of loans held for sale is derived from current market prices and comparative current sales. For the remainder of the loans held for sale, which fall within Level 2, the fair value is derived from third party sale analysis, existing sale agreements, or appraisal reports on the loans’ underlying collateral. As such, the Company records any fair value adjustments on a nonrecurring basis.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2013 and 2012 were as follows:

	December 31,
	2013		2012
	Carrying		Carrying
	Amount or		Amount or
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$895,820	$895,820	$1,323,106	$1,323,106
Short-term investments	257,473	257,473	366,378	366,378
Securities purchased under resale agreements	1,300,000	1,279,406	1,450,000	1,442,302
Investment securities available-for-sale	2,733,797	2,733,797	2,607,029	2,607,029
Loans held for sale	204,970	212,469	174,317	180,349
Loans receivable, net	17,600,613	16,741,674	14,645,785	14,743,218
Investment in Federal Home Loan Bank stock	62,330	62,330	107,275	107,275
Investment in Federal Reserve Bank stock	48,333	48,333	48,003	48,003
Accrued interest receivable	116,314	116,314	94,837	94,837
Foreign exchange options	85,614	6,290	85,614	5,011
Interest rate swaps	1,915,474	28,078	1,190,793	36,943
Foreign exchange contracts	440,848	6,181	112,459	896
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	14,588,570	14,588,570	12,187,740	12,187,740
Time deposits	5,824,348	5,791,659	6,121,614	6,115,530
Federal Home Loan Bank advances	315,092	308,521	312,975	333,060
Securities sold under repurchase agreements	995,000	1,134,774	995,000	1,173,830
Other borrowings	—	—	20,000	20,000
Accrued interest payable	11,178	11,178	10,855	10,855
Long-term debt	226,868	184,415	137,178	83,762
Derivatives liabilities	2,308,612	50,262	1,392,494	42,060

The following table shows the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the consolidated balance sheets at fair value at December 31, 2013 and 2012.

	December 31, 2013
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
		(In thousands)
Financial Assets:
Cash and cash equivalents	$895,820	$895,820	$—	$—
Short-term investments	257,473	—	257,473	—
Securities purchased under resale agreements	1,279,406	—	1,279,406	—
Loans held for sale	212,469	—	212,469	—
Loans receivable, net	16,741,674	—	—	16,741,674
Investment in Federal Home Loan Bank stock	62,330	—	62,330	—
Investment in Federal Reserve Bank stock	48,333	—	48,333	—
Accrued interest receivable	116,314	—	116,314	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	14,588,570	—	14,588,570	—
Time deposits	5,791,659	—	—	5,791,659
Federal Home Loan Bank advances	308,521	—	308,521	—
Securities sold under repurchase agreements	1,134,774	—	1,134,774	—
Other borrowings	—	—	—	—
Accrued interest payable	11,178	—	11,178	—
Long-term debt	184,415	—	184,415	—

	December 31, 2012
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
		(In thousands)
Financial Assets:
Cash and cash equivalents	$1,323,106	$1,323,106	$—	$—
Short-term investments	366,378	—	366,378	—
Securities purchased under resale agreements	1,442,302	—	1,442,302	—
Loans held for sale	180,349	—	180,349	—
Loans receivable, net	14,743,218	—	—	14,743,218
Investment in Federal Home Loan Bank stock	107,275	—	107,275	—
Investment in Federal Reserve Bank stock	48,003	—	48,003	—
Accrued interest receivable	94,837	—	94,837	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	12,187,740	—	12,187,740	—
Time deposits	6,115,530	—	—	6,115,530
Federal Home Loan Bank advances	333,060	—	333,060	—
Securities sold under repurchase agreements	1,173,830	—	1,173,830	—
Other borrowings	20,000	—	20,000	—
Accrued interest payable	10,855	—	10,855	—
Long-term debt	83,762	—	83,762	—

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

Investment Securities Available-for-Sale — The fair values of the investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values. For pooled trust preferred securities, fair values are based on discounted cash flow analyses. Due to the unobservable inputs used within the discounted cash flow analysis, the estimate for pooled trust preferred securities is considered to be within Level 3 of the fair value hierarchy. The remainder of the portfolio is classified within Level 1 and Level 2, as discussed earlier in this footnote.

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

Foreign Exchange Contracts — The fair value of foreign exchange contracts is determined based on the change in foreign exchange rate. We also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

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

Derivatives Liabilities — The Company’s derivative liabilities include “derivatives payable” and all other derivative liabilities. The Company’s derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CDs pay interest based on changes in RMB. The fair value of derivatives payable is estimated using the income approach. Additionally, we considered our own credit risk in determining the valuation. The other derivative liabilities are mostly comprised of the off-setting interest rate swaps. The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of the interest rate swaps within derivative liabilities, the estimate is considered to be within Level 2 of the fair value hierarchy. Due to the unobservable nature of the inputs used in deriving the estimated fair value of derivatives payable within derivative liabilities, this estimate is considered to be within Level 3 of the fair value hierarchy.

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

NOTE 3 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents include cash, amounts due from banks, money-market funds, and other short-term investments with original maturities up to 90 days. Short-term investments include short-term bank placements and overnight securities purchased under resale agreements, recorded at cost, which approximates market.

The composition of cash and cash equivalents at December 31, 2013 and 2012 is presented as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Cash and amounts due from banks	$693,387	$933,050
Cash equivalents:
Money market funds	605	3,526
Other short-term investments	201,828	386,530
Total cash and cash equivalents	$895,820	$1,323,106

Short-term investments include interest-bearing deposits in other banks and other short-term investments with original maturities of greater than 90 days and less than one year.

The following table provides information on short-term investments as of and for the period ended December 31, 2013 and 2012.

	December 31,
	2013	2012
	(Dollars in thousands)
Balance at end of year	$257,473	$366,378
Average balance outstanding during the year	334,049	242,937
Maximum balance outstanding at any month-end	384,375	367,283
Weighted average interest rate at end of year	3.23%	2.64%

NOTE 4 — SECURITIES PURCHASED UNDER RESALE AGREEMENTS

Securities purchased under resale agreements (“resale agreements”) decreased to $1.30 billion as of December 31, 2013, compared with $1.45 billion at December 31, 2012. The decrease as of December 31, 2013 reflects pay downs and maturities of resale agreements of $600.0 million, offset by additions of $450.0 million entered into during 2013.

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

Total interest income on resale agreements amounted to $21.2 million, $20.4 million, and $19.2 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 5 — INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
As of December 31, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$495,053	$201	$(3,622)	$491,632
U.S. Government agency and U.S. Government sponsored enterprise debt securities	406,807	242	(12,726)	394,323
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	182,257	1,062	(4,449)	178,870
Residential mortgage-backed securities	892,435	7,729	(14,927)	885,237
Municipal securities	297,390	1,122	(17,533)	280,979
Other residential mortgage-backed securities:
Investment grade	48,129	—	(1,802)	46,327
Other commercial mortgage-backed securities:
Investment grade	51,000	617	—	51,617
Corporate debt securities:
Investment grade	312,726	613	(3,344)	309,995
Non-investment grade (1)	20,668	62	(5,629)	15,101
Other securities	80,025	555	(864)	79,716
Total investment securities available-for-sale	$2,786,490	$12,203	$(64,896)	$2,733,797

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
As of December 31, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$459,613	$1,135	$(71)	$460,677
U.S. Government agency and U.S. Government sponsored enterprise debt securities	197,264	673	(82)	197,855
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	174,036	6,665	(36)	180,665
Residential mortgage-backed securities	1,123,880	20,883	(678)	1,144,085
Municipal securities	163,333	4,491	(731)	167,093
Other commercial mortgage-backed securities:
Investment grade	16,999	85	—	17,084
Corporate debt securities:
Investment grade	429,318	237	(17,572)	411,983
Non-investment grade (1)	24,620	355	(7,558)	17,417
Other securities	9,955	215	—	10,170
Total investment securities available-for-sale	$2,599,018	$34,739	$(26,728)	$2,607,029

(1)                                        For 2013, the Company did not record any OTTI. For 2012, the Company recorded $99 thousand, on a pre-tax basis, of the credit portion of OTTI through earnings and $5.1 million of the non-credit portion of OTTI for pooled trust preferred securities in other comprehensive income.

The Company did not have any investment securities held-to-maturity as of December 31, 2013 and 2012.

The fair values of the investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent external brokers. The Company performs a monthly analysis on the pricing service quotes and the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company assesses whether the prices received from independent brokers represent a reasonable estimate of fair value through the use of observable market inputs including comparable trades, the yield curve, spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from third parties is adjusted accordingly.

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

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the years ended December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Beginning balance	$115,511	$115,412
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	99
Reduction for securities sold	—	—
Ending balance	$115,511	$115,511

For the year ended December 31, 2013, the Company recorded $13.9 million of gross gains and $1.8 million of gross losses resulting in a net income statement impact of $12.1 million of gain on sale of investment securities. As compared to December 31, 2012, the Company recorded $28.2 million of gross gains and $27.4 million of gross losses resulting in a net income statement impact of $757 thousand of gain on sale of investment securities. For the year ended December 31, 2011, the Company recorded $18.1 million of gross gains and $8.4 million of gross losses resulting in a net income statement impact of $9.7 million of gain on sale of investment securities. The tax expense on the sale of investment securities available-for-sale amounted to $5.1 million, $318 thousand and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total net proceeds for these sales were $663.6 million, $1.23 billion and $702.6 million for 2013, 2012 and 2011, respectively.

The following tables show the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, for the years ended December 31, 2013 and 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
As of December 31, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$337,248	$(3,622)	$—	$—	$337,248	$(3,622)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	387,097	(12,726)	—	—	387,097	(12,726)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	114,754	(3,280)	16,065	(1,169)	130,819	(4,449)
Residential mortgage-backed securities	502,285	(10,570)	92,540	(4,357)	594,825	(14,927)
Municipal securities	173,782	(10,765)	47,892	(6,768)	221,674	(17,533)
Other residential mortgage-backed securities:
Investment grade	46,328	(1,802)	—	—	46,328	(1,802)
Corporate debt securities:
Investment grade	193,482	(1,538)	79,442	(1,806)	272,924	(3,344)
Non-investment grade	—	—	14,422	(5,629)	14,422	(5,629)
Other securities	48,098	(864)	—	—	48,098	(864)
Total investment securities available-for-sale	$1,803,074	$(45,167)	$250,361	$(19,729)	$2,053,435	$(64,896)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
As of December 31, 2012
Investment securities available-for-sale:
U.S. Treasury securities	$95,232	$(71)	$—	$—	$95,232	$(71)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	24,912	(82)	—	—	24,912	(82)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	10,013	(36)	—	—	10,013	(36)
Residential mortgage-backed securities	215,826	(678)	—	—	215,826	(678)
Municipal securities	48,363	(731)	—	—	48,363	(731)
Corporate debt securities:
Investment grade	225,819	(5,391)	182,697	(12,181)	408,516	(17,572)
Non-investment grade	—	—	12,574	(7,558)	12,574	(7,558)
Other securities	—	—	—	—	—	—
Total investment securities available-for-sale	$620,165	$(6,989)	$195,271	$(19,739)	$815,436	$(26,728)

Unrealized Losses

The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months are related to agency, municipal and residential agency mortgage-backed securities. As of December 31, 2013, the Company had $394.3 million in agency securities, $281.0 million in municipal securities and $885.2 million in residential agency mortgage-backed securities, representing approximately 14%, 10% and 32% of the total investment securities available-for-sale portfolio, respectively.

As of December 31, 2013, there were 65 individual securities that have been in a continuous unrealized loss position for twelve months or more. The majority of the $19.7 million unrealized losses were composed of 32 municipal securities with unrealized losses of $6.8 million, 5 positions in trust preferred securities with unrealized losses of $5.6 million, and 21 residential agency mortgage-backed securities with unrealized losses of $4.4 million. The remaining 7 securities or $2.9 million in unrealized losses were comprised of investment grade corporate debt and commercial agency mortgage-backed securities.

As of December 31, 2013 there were also 239 securities, not including the 65 securities above, which have been in a continuous unrealized loss position for less than twelve months. The majority of the $45.2 million unrealized losses were composed of 16 agency securities with $12.7 million in unrealized losses, 94 municipal securities with $10.8 million in unrealized losses, and 55 residential agency mortgage-backed securities with $10.6 million unrealized losses. The remaining 74 securities or $11.1 million in unrealized losses were comprised of U.S. Treasury securities, commercial agency mortgage-backed securities, other residential mortgage-backed securities, investment grade corporate debt and other securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated and as long-term rates increased. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their current amortized cost basis. As such, the Company does not deem these securities, to be other-than-temporarily impaired as of December 31, 2013.

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

Corporate Debt Securities

As of December 31, 2013, the majority of the unrealized losses related to securities that have been in a continuous loss position of twelve months or longer are due to 5 positions in trust preferred debt securities, 32 municipal securities and 21 residential agency mortgage-backed securities. As of December 31, 2013, these trust preferred securities had an estimated fair value of $14.4 million, representing approximately 1% of the total investment securities available-for-sale portfolio. As of December 31, 2013, these non-investment grade debt instruments had gross unrealized losses amounting to $5.6 million, or 28% of the total amortized cost basis of these securities. We did not record an impairment loss on our portfolio of pooled trust preferred securities during 2013.

During 2012 and 2011, the Company recorded $99 thousand  and $633 thousand, respectively, in noncredit-related impairment losses on the five positions in trust preferred securities due to rating downgrades caused by increases in market spreads, concerns regarding the housing market and lack of liquidity in the market.

Investment Securities Maturities

The scheduled maturities of investment securities at December 31, 2013 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due within one year	$417,774	$401,970
Due after one year through five years	547,189	542,293
Due after five years through ten years	750,811	732,404
Due after ten years	1,070,716	1,057,130
Total investment securities available-for-sale	$2,786,490	$2,733,797

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

At December 31, 2013 and 2012, investment securities available-for-sale with a par value of $1.97 billion and $1.78 billion, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, Federal Reserve Bank’s discount window, or for other purposes required or permitted by law.

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS AND BALANCE SHEET OFFSETTING

The following table summarizes the fair value and balance sheet classification of derivative instruments as of December 31, 2013 and 2012. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If the counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset. The valuation methodology of derivative instruments is disclosed in Note 2 to the Company’s consolidated financial statements presented elsewhere in this report.

	Fair Values of Derivative Instruments
	December 31, 2013			December 31, 2012
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets (1)	Liabilities (1)	Amount	Assets (1)	Liabilities (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$135,000	$—	$16,906	$50,000	$—	$1,521
Total derivatives designated as hedging instruments	$135,000	$—	$16,906	$50,000	$—	$1,521
Derivatives not designated as hedging instruments:
Foreign exchange options	$85,614	$6,290	$3,655	$85,614	$5,011	$3,052
Interest rate swaps	1,915,474	28,078	26,352	1,190,793	36,943	36,799
Foreign exchange contracts	440,848	6,181	3,349	112,459	896	688
Total derivatives not designated as hedging instruments	$2,441,936	$40,549	$33,356	$1,388,866	$42,850	$40,539

(1)             Derivative assets, which are a component of other assets, include the estimated settlement of the derivative asset position. Derivative liabilities, which are a component of other liabilities and deposits, include the estimated settlement of the derivative liability position.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit — The Company is exposed to changes in the fair value of certain of its fixed rate certificates of deposit due to changes in the benchmark interest rate, LIBOR. In 2013, the Company entered into three receive-fixed, pay-variable interest rate swaps and two receive-fixed pay-variable interest rate swap steepeners, with major brokerage firms, with a total notional amount of $85.0 million. The interest rate swaps were entered into as a fair value hedge of three fixed rate certificates of deposit and two fixed/variable certificate of deposit, for a total amount of $85.0 million. During 2012, the Company entered into two receive-fixed, pay-variable interest rate swaps with a total notional amount of $50.0 million. The interest rate swaps were entered into, with major brokerage firms, as a fair value hedge of two fixed rate certificates of deposit, for a total amount of $50.0 million. The interest rate swaps and the associated certificates of deposits have the same maturity dates. Interest rate swaps designated as fair value hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

As of December 31, 2013 and 2012 the total notional amount of the interest rate swaps on the certificates of deposit was $135.0 million and $50.0 million, respectively. The fair value of the interest rate swaps amounted to a $16.9 million and $1.5 million liability, respectively, as of December 31, 2013 and 2012. During the year ended December 31, 2013 and 2012, the Company recognized a net reduction of $632 thousand and $3.6 million, respectively, in expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $2.1 million and $3.7 million, for the years ended December 31, 2013 and 2012, respectively, related to net settlements on the derivatives.

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

As of December 31, 2013 and 2012 the notional amount of the foreign exchange options totaled $85.6 million. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $6.3 million asset and a $3.7 million liability as of December 31, 2013. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $5.0 million asset and a $3.1 million liability as of December 31, 2012. The Company did not deliver collateral, in the form of securities to counterparty institutions as of December 31, 2013. The Company delivered collateral, in the form of securities to counterparty institutions, valued at $940 thousand, for foreign exchange option contracts that were in a net liability position as of December 31, 2012.

Interest Rate Swaps — During 2010, the Company entered into pay-fixed, receive-variable swap contracts with institutional counterparties to economically hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a pay-fixed, receive-variable swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company does not assume any interest rate risk since the swap agreements mirror each other. As of December 31, 2013 the total notional amount of the interest rate swaps, including mirror transactions, with the institutional counterparties and the bank customers totaled $1.92 billion asset and $1.92 billion liability. In comparison, as of December 31, 2012, the total notional amount of the interest rate swaps, including mirror transactions, with the institutional counterparties and the bank customers totaled $1.19 billion asset and $1.19 billion liability. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the consolidated statements of income.

The fair values of the interest rate swap contracts with the institutional counterparties and the bank customers amounted to a $28.1 million asset and a $26.4 million liability, as of December 31, 2013. The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $36.9 million asset and a $36.8 million liability, as of December 31, 2012.

Foreign Exchange Contracts — The Company enters into short-term forward foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of December 31, 2013 and 2012 the notional amount of the short-term foreign exchange contracts totaled $426.0 million and $112.5 million, respectively. The fair values of the short-term foreign exchange contracts amounted to a $6.0 million asset and a $3.2 million liability, as of December 31, 2013. The fair values of the short-term foreign exchange contracts amounted to an $896 thousand asset and a $688 thousand liability, as of December 31, 2012. The gross aggregate value of the short-term foreign exchange contracts by counterparty was an asset of $1.5 million as of December 31, 2013 and an asset of $495 thousand as of December 31, 2012.

The Company also entered into long-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. As of December 31, 2013 the notional amount of the long-term foreign exchange contracts totaled $14.8 million. The fair values of the long-term foreign exchange contracts amounted to a $200 thousand asset and a $183 thousand liability, as of December 31, 2013.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the year ended December 31, 2013, 2012 and 2011:

		Year Ended December 31,
	Location in Consolidated
	Statements of Operations	2013	2012	2011
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value	Interest expense	$(9,255)	$(1,076)	$2,930
	Total net (expense) income	$(9,255)	$(1,076)	$2,930
Derivatives not designated as hedging instruments
Equity swap agreements	Noninterest expense	$—	$2	$2
Foreign exchange options	Noninterest income	653	389	(392)
Foreign exchange options	Noninterest expense	23	101	16
Interest rate swaps	Noninterest income	1,582	592	(447)
Foreign exchange contracts	Noninterest income	2,624	(228)	251
	Total net income (expense)	$4,882	$856	$(570)

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

The following tables show the gross derivatives, resale agreements and repurchase agreements in the consolidated balance sheets and for each the respective collateral received or pledged in the form of other financial instruments, which are generally marketable securities. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown. Most of the assets and liabilities in the following tables were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party, but is usually delivered to and held by third party trustees.

The Company delivered collateral, in the form of securities to counterparty institutions, for derivatives that were in a net liability position as of December 31, 2013 and 2012 (refer to the table below). Under the Dodd-Frank legislation, as of June 10, 2013, the Company must clear all LIBOR interest rate swaps through a clearing house. As such the Company is required to pledge cash collateral for the margin. As of December 31, 2013 the Company posted $187 thousand of cash collateral. As of December 31, 2012, the Company did not receive or pledge cash collateral and there were no net asset positions with respect to collateral.

	As of December 31, 2013
	(In thousands)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received	Net Amount
Derivatives	$16,043	$—	$16,043	$(11,363)	$(4,680)	$-
Resale Agreements	$1,400,000	$—	$1,400,000	$(495,000)	$(905,000)	$-

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Posted	Net Amount
Derivatives	$33,849	$—	$33,849	$(11,363)	$(22,486)	$-
Repurchase Agreements	$995,000	$—	$995,000	$(495,000)	$(500,000)	$-

	As of December 31, 2012
	(In thousands)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received	Net Amount
Derivatives	$992	$-	$992	$(366)	$(626)	$-
Resale Agreements	$1,750,000	$-	$1,750,000	$(545,000)	$(1,205,000)	$-

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Posted	Net Amount
Derivatives	$38,513	$-	$38,513	$(366)	$(38,147)	$-
Repurchase Agreements	$995,000	$-	$995,000	$(545,000)	$(450,000)	$-

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

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of December 31, 2013 and 2012, the Company’s recorded estimate in the balance sheet, for this liability to the FDIC for WFIB and UCB was $74.7 million and $27.7 million, respectively.

At each date of acquisition, we accounted for the loan portfolio acquired from the respective bank at fair value. This represents the discounted value of the expected cash flows from the portfolio. In estimating the nonaccretable difference, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). In the determination of contractual cash flows and cash flows expected to be collected, we assume no prepayment on the ASC 310-30 nonaccrual loan pools as we do not anticipate any significant prepayments on credit impaired loans. For the ASC 310-30 accrual loans for single-family, multifamily and commercial real estate, we used a third party vendor to obtain prepayment speeds in order to be consistent with market participant’s information. The third party vendor is recognized in the mortgage-industry for the delivery of prepayment and default models for the secondary market to identify loan level prepayment, delinquency, default, and loss propensities. The prepayment rates for the construction, land, and commercial and consumer pools have historically been low and so we applied the prepayment assumptions of our current portfolio using our internal modeling. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected and was considered in determining the fair value of the loans as of the acquisition date. The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The Company has elected to account for all covered loans acquired in FDIC-assisted acquisitions under ASC 310-30.

The carrying amounts and the composition of the covered loans as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(In thousands)
Real estate loans:
Residential single-family	$290,095	$362,345
Residential multifamily	403,508	647,440
Commercial and industrial real estate	1,103,530	1,348,556
Construction and land	163,833	417,631
Total real estate loans	1,960,966	2,775,972
Other loans:
Commercial business	426,621	587,333
Other consumer	73,973	87,651
Total other loans	500,594	674,984
Total principal balance	2,461,560	3,450,956
Covered discount	(265,917)	(510,208)
Net valuation of loans	2,195,643	2,940,748
Allowance on covered loans	(7,745)	(5,153)
Total covered loans, net	$2,187,898	$2,935,595

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

The Company acquired WFIB and UCB in 2010 and 2009, respectively. The majority of the covered loan portfolio accounted for under ASC 310-30, is still performing better than or as expected from the day one valuation. However, the Company has experienced some concentrated credit deterioration in certain loan pools. Thus, during 2013, due to the concentrated credit deterioration, within a few specific pools of loans, beyond the respective acquisition date fair value of these covered loans under ASC 310-30, a provision for credit losses was recorded through earnings. As of December 31, 2013, there was an allowance of $2.2 million for these loans under ASC 310-30 due to credit deterioration, which resulted from a provision of $2.2 million for the year ended December 31, 2013. This $2.2 million in allowance is allocated mainly to the portfolio’s commercial real estate segment.

As of the acquisition date, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. Included in the following credit quality table are $320.2 million and $431.7 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30 for the years ended December 31, 2013, and 2012, respectively. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. At December 31, 2013, these additional advances are within our loan segments as follows: $230.6 million of commercial and industrial loans, $46.7 million of commercial real estate loans, $30.9 million of consumer loans and $12.0 million of residential loans. In comparison, at December 31, 2012, these additional advances were within our loan segments as follows: $302.3 million of commercial and industrial loans, $83.4 million of commercial real estate loans, $34.5 million of consumer loans and $11.5 million of residential loans.

During the year ended December 31, 2013, the Company recorded $1.4 million of charge-offs on covered loans outside of the scope of ASC 310-30. In comparison, during the year ended December 31, 2012, the Company recorded $6.5 million of charge-offs on covered loans outside of the scope of ASC 310-30. The provision on covered loans outside the scope of ASC 310-30 for the years ended December 31, 2013, 2012 and 2011 was $1.8 million, $5.0 million and $2.4 million, respectively. Refer to Note 8 for additional discussion of these covered charge-offs. As of December 31, 2013, $5.5 million, or 2.2%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $5.5 million in allowance is allocated within our loan segments as follows: $1.8 million for commercial real estate loans, $3.2 million for commercial and industrial loans, $341 thousand for consumer loans and $176 thousand for residential loans. In comparison, as of December 31, 2012, $5.2 million or 2.2%, of the total allowance was allocated within our loan segments as follows: $2.5 million for commercial real estate loans, $2.4 million for commercial and industrial loans, $194 thousand for consumer loans and $87 thousand for residential loans.  The $2.2 million in allowance for loans under ASC 310-30 discussed above and the $5.5 million in allowance for loans outside the scope of ASC 310-30 together comprise the total covered allowance of $7.7 million or 3.1% of total allowance as of December 31, 2013.

The tables below present the covered loan portfolio by credit quality indicator as of December 31, 2013 and 2012, respectively.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
			(In thousands)
December 31, 2013
Real estate loans:
Residential single-family	$281,246	$733	$8,116	$—	$290,095
Residential multifamily	373,024	785	29,699	—	403,508
Commercial and industrial real estate	857,376	27,851	211,835	6,468	1,103,530
Construction and land	41,847	9,472	111,616	898	163,833
Total real estate loans	1,553,493	38,841	361,266	7,366	1,960,966
Other loans:
Commercial business	378,086	4,635	43,797	103	426,621
Other consumer	72,053	128	1,792	—	73,973
Total other loans	450,139	4,763	45,589	103	500,594
Total principal balance	$2,003,632	$43,604	$406,855	$7,469	$2,461,560

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
			(In thousands)
December 31, 2012
Real estate loans:
Residential single-family	$345,568	$982	$15,795	$—	$362,345
Residential multifamily	571,061	8,074	68,305	—	647,440
Commercial and industrial real estate	963,069	10,777	367,869	6,841	1,348,556
Construction and land	170,548	15,135	230,776	1,172	417,631
Total real estate loans	2,050,246	34,968	682,745	8,013	2,775,972
Other loans:
Commercial business	434,138	22,533	130,467	195	587,333
Other consumer	85,534	515	1,602	—	87,651
Total other loans	519,672	23,048	132,069	195	674,984
Total principal balance	$2,569,918	$58,016	$814,814	$8,208	$3,450,956

Credit Risk and Concentrations—At each respective acquisition date, the covered loans were grouped into pools of loans with similar characteristics and risk factors per ASC 310-30. The pools were first developed based on loan categories and performance status. As of December 31, 2013 UCB covered loans represent approximately 94% of total covered loans. For the UCB acquisition, the loans were further segregated among the former UCB domestic, Hong Kong, and China portfolios, representing the three general geographic regions. In addition, the Company evaluated the make-up of geographic regions within the construction, land, and multi-family loan portfolios and further segregated these pools into distressed and non-distressed regions based on our historical experience of real estate loans within the non-covered portfolio. As of the date of acquisition 64% of the UCB portfolio was located in California, 10% was located in Hong Kong and 11% was located in New York. This assessment was factored into the day one valuation and discount applied to the loans. As such, geographic concentration risk is considered in the covered loan discount.

At December 31, 2013 and 2012, $126.9 million and $204.3 million, respectively, of the ASC 310-30 credit impaired loans were considered to be nonaccrual loans in accordance with the contractual terms of the individual loans.

The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	Year Ending December 31 ,
	2013	2012
	(In thousands)
Covered nonaccrual loans(1) (2) (3)	$126,895	$204,310
Covered loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	126,895	204,310
Other real estate owned covered, net	21,373	26,808
Total covered nonperforming assets	$148,268	$231,118

(1)                                     Covered nonaccrual loans include loans that meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30 and all losses on covered loans are 80% reimbursed by the FDIC.

(2)                                     Represents principal balance net of discount.

(3)                                     Includes $17.7 million and $29.6 million of loans at December 31, 2013 and 2012, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

The following table shows covered TDR loan activity for the periods shown:

	Year Ending December 31 ,
	2013	2012
	(In thousands)
Balance at beginning of period	$157,736	$146,709
Additions	35,865	72,917
Sales	—	—
Transfers to OREO	—	(6,351)
Charge-offs	(10,167)	(8,658)
Paydowns/ Reductions	(67,427)	(46,881)
Balance at end of period	$116,007	$157,736

As of December 31, 2013, we had covered OREO properties with a combined aggregate carrying value of $21.4 million. Approximately 31% and 31% of the carrying value of covered OREO properties as of December 31, 2013 were located in California and Massachusetts, respectively. In comparison, as of December 31, 2012, we had covered OREO properties with an aggregate carrying value of $26.8 million. During 2013, 26 properties with an aggregate carrying value of $31.2 million were added through foreclosure. The carrying value at December 31, 2013 is net of adjustments on covered OREO of $2.4 million. During 2013, we sold 46 covered OREO properties for total proceeds of $38.9 million resulting in a total net gain on sale of $4.7 million.

Changes in the accretable yield for the covered loans for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(In thousands)
Balance at beginning of period	$556,986	$785,165
Additions	—	—
Accretion	(347,010)	(382,132)
Changes in expected cash flows	251,569	153,953
Balance at end of period	$461,545	$556,986

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

During the year, the estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference) was reduced as the loss on certain loan pools was evaluated and determined to be lower than expected. As a result of the reduction in the nonaccretable yield, the accretable yield increased, as did the amortization of the FDIC indemnification asset. Consequently, $190.3 million was reclassified from non-accretable yield to accretable yield due to changes in loss rate assumptions during 2013. In comparison, $38.6 million was reclassified from non-accretable yield to accretable yield due to changes in loss rate assumptions during 2012. Due to the greater expected collectability on the remaining covered loans, the accrued liability to the FDIC also increased during 2013.

From December 31, 2012 to December 31, 2013, excluding scheduled principal payments, a total of $739.3 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $168.1 million related to payoffs and removals offset by charge-offs.

From December 31, 2011 to December 31, 2012, excluding scheduled principal payments, a total of $924.7 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $124.7 million related to payoffs and removals offset by charge-offs.

From December 31, 2010 to December 31, 2011, excluding scheduled principal payments, a total of $932.2 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $102.1 million related to payoffs and removals offset by charge-offs.

FDIC Indemnification Asset

Due to reductions of the nonaccretable difference on the UCB covered loan portfolio, the expected reimbursement from the FDIC under the loss-sharing agreement decreased. As such, the Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset, in line with the improved accretable yield as discussed above. For the years ended December 31, 2013 and 2012, the Company recorded $99.1 million and $33.8 million, respectively, of amortization against non-interest income. For the years ended December 31, 2013 and 2012, the Company also recorded $95.5 million and $144.0 million, respectively, reduction to the FDIC indemnification asset resulting from paydowns, payoffs, loan sales, and charge-offs. Additionally, during 2013 and 2012, $47.0 million and $17.0 million, respectively, were recorded as the increase in the estimate of liability owed to the FDIC at the completion of the FDIC loss share agreements.

The table below shows FDIC indemnification asset activity for 2013 and 2012:

	2013	2012
	(In thousands)
Balance at beginning of period	$316,313	$511,135
(Amortization) Accretion	(99,055)	(33,815)
Reductions(1)	(95,536)	(143,988)
Estimate of FDIC repayment (2)	(47,014)	(17,019)
Balance at end of period	$74,708	$316,313

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

FDIC Receivable

As of December 31, 2013, the FDIC loss sharing receivable was $30.3 million as compared to $73.1 million as of December 31, 2012. This receivable represents 80% of reimbursable amounts from the FDIC, under the FDIC loss-sharing agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan-related expenses and OREO-related expenses. Consequently, 100% of the loan-related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the consolidated balance sheet.

The table below shows FDIC receivable activity for the periods shown:

	Year Ending December 31 ,
	2013	2012
	(In thousands)
Balance at beginning of period	$73,091	$76,646
Net addition due to eligible expense/loss	12,996	72,539
Payment received from the FDIC	(55,826)	(76,094)
Balance at end of period	$30,261	$73,091

NOTE 8 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of year-end loans receivable, excluding covered loans (“non-covered loans”):

	December 31,
	2013	2012
	(In thousands)
Residential:
Single-family	$3,192,875	$2,187,323
Multifamily	992,434	900,708
Total residential	4,185,309	3,088,031
Commercial Real Estate (“CRE”):
Income producing	4,301,030	3,644,035
Construction	140,186	121,589
Land	143,861	129,071
Total CRE	4,585,077	3,894,695
Commercial and Industrial (“C&I”):
Commercial business	4,637,056	3,569,388
Trade finance	723,137	661,877
Total C&I	5,360,193	4,231,265
Consumer:
Student loans	679,220	475,799
Other consumer	868,518	269,083
Total consumer	1,547,738	744,882
Total gross loans receivable, excluding covered loans	15,678,317	11,958,873
Unearned fees, premiums, and discounts, net	(23,672)	(19,301)
Allowance for loan losses, excluding covered loans	(241,930)	(229,382)
Loans receivable, excluding covered loans, net	$15,412,715	$11,710,190

Accrued interest on covered and non-covered loans receivable amounted to $94.5 million and $76.8 million at December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, covered and non-covered loans receivable totaling $10.57 billion and $8.88 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Bank offers adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $1.62 billion and $735.3 million in new residential single-family loans during 2013 and 2012, respectively.

The Bank also offers ARM residential multifamily loan programs. For the years ended December 31, 2013 and 2012, the Bank originated $247.1 million and $128.4 million, respectively, in multifamily residential loans. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods and ARM single-family loan programs that have one-year or three-year initial fixed periods. The Bank originates single-family residential loans where the underwriting criteria are heavily based on a maximum loan to value ratio (generally of 60%) and no or limited verification or documentation of the borrower’s assets is obtained. The Bank considers all of the single-family and multifamily loans originated to be prime loans and the underwriting criteria include maximum loan-to-value ratios and minimum debt coverage ratios, as applicable. The Bank has single-family loans with interest-only features which represents approximately less than 1% of total single-family loans at both December 31, 2013 and December 31, 2012. Additionally, the Bank owns residential loans that were purchased several years ago that permit different repayment options. For these loans, there is the potential for negative amortization if the borrower so chooses. These residential loans that permit different repayment options represent approximately less than 1% of total residential loans at both December 31, 2013 and December 31, 2012. None of these loans were negatively amortizing as of December 31, 2013 and December 31, 2012.

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

Credit Risk and Concentrations—The Company has a concentration of real estate loans in California. As of December 31, 2013, the Company had $4.59 billion in non-covered commercial real estate loans and $4.19 billion in non-covered residential loans, of which approximately 86% are secured by real properties located in California. Deterioration in the real estate market generally including residential and commercial real estate could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance loans relate to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import activities as well as some export activities. We also offer export-import financing to various domestic and foreign customers. Certain trade finance loans may be guaranteed by the Export-Import Bank of the United States or the Export-Import Bank of China.

Purchased Loans—During 2013, the Company purchased loans with an unpaid principal balance of $776.7 million and a carrying amount of $759.3 million. 63% of the purchased loans during the period are student loans, which are mostly guaranteed by the U.S. Department of Education and pose limited credit risk. 36% of the purchased loans are insurance premium financing loans, which are included in the commercial and consumer loan portfolios, as applicable. The remaining 1% are other loans.

Loans Held for Sale—Loans held for sale totaled $205.0 million and $174.3 million as of December 31, 2013 and 2012, respectively. Loans held for sale are recorded at the lower of cost or fair value. Fair value, if lower than cost, is determined based on valuations obtained from market participants or the value of the underlying collateral. As of December 31, 2013, all of these loans were student loans, which are mostly guaranteed by the U.S. Department of Education. During 2013, in total, loans receivable of $97.1 million were reclassified to loans held for sale. Some of these loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. The remainder of loans were immediately classified as loans held for sale. Proceeds from sales of loans held for sale were $117.3 million in 2013, resulting in net gains on sale of $4.0 million. In comparison, proceeds from sales of loans held for sale were $351.9 million and $652.7 million in 2012 and 2011, respectively, resulting in net gains on sale of $14.6 million and $14.5 million, respectively.

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

Pass or Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in borrower status and likelihood of loan repayment. The tables below present the non-covered loan portfolio by credit quality indicator as of December 31, 2013 and 2012. As of December 31, 2013, non-covered loans graded Substandard have decreased by $29.3 million, or 6% from December 31, 2012. There were no Doubtful or Loss grade loans as of December 31, 2013 and 2012.

		Special
	Pass/Watch	Mention	Substandard	Total
	(In thousands)
December 31, 2013
Residential:
Single-family	$3,167,337	$8,331	$17,207	$3,192,875
Multifamily	923,697	1,634	67,103	992,434
CRE:
Income producing	4,032,269	56,752	212,009	4,301,030
Construction	127,138	6,160	6,888	140,186
Land	116,000	9,304	18,557	143,861
C&I:
Commercial business	4,400,847	92,315	143,894	4,637,056
Trade finance	681,345	22,099	19,693	723,137
Consumer:
Student loans	677,094	445	1,681	679,220
Other consumer	865,752	244	2,522	868,518
Total	$14,991,479	$197,284	$489,554	$15,678,317

		Special
	Pass/Watch	Mention	Substandard	Total
	(In thousands)
December 31, 2012
Residential:
Single-family	$2,163,918	$5,131	$18,274	$2,187,323
Multifamily	781,552	13,510	105,646	900,708
CRE:
Income producing	3,416,142	42,222	185,671	3,644,035
Construction	63,008	16,885	41,696	121,589
Land	79,085	13,232	36,754	129,071
C&I:
Commercial business	3,380,212	69,687	119,489	3,569,388
Trade finance	632,617	24,778	4,482	661,877
Consumer:
Student loans	475,799	—	—	475,799
Other consumer	261,136	1,115	6,832	269,083
Total	$11,253,469	$186,560	$518,844	$11,958,873

Nonaccrual and Past Due Loans—Loans are tracked by the number of days borrower payments are past due. The tables below present an aging analysis of nonaccrual loans, past due non-covered loans and loans held for sale, segregated by class of loans, as of December 31, 2013 and 2012:

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual	Current
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Accruing
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
December 31, 2013
Residential:
Single-family	$4,694	$922	$5,616	$—	$11,218	$11,218	$3,176,041	$3,192,875
Multifamily	8,580	531	9,111	19,661	7,972	27,633	955,690	992,434
CRE:
Income producing	12,746	1,798	14,544	13,924	22,549	36,473	4,250,013	4,301,030
Construction	—	—	—	—	6,888	6,888	133,298	140,186
Land	—	—	—	265	3,223	3,488	140,373	143,861
C&I:
Commercial business	3,428	6,259	9,687	6,437	15,486	21,923	4,605,446	4,637,056
Trade finance	—	—	—	—	909	909	722,228	723,137
Consumer:
Student loans	541	445	986	—	1,681	1,681	676,553	679,220
Other consumer	293	1	294	175	1,263	1,438	866,786	868,518
Loans held for sale	—	—	—	—	—	—	204,970	204,970
Total	$30,282	$9,956	$40,238	$40,462	$71,189	$111,651	$15,731,398	15,883,287
Unearned fees, premiums and discounts, net								(23,672)
Total recorded investment in non-covered loans and loans held for sale								$15,859,615

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual	Current
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Accruing
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
December 31, 2012
Residential:
Single-family	$4,820	$2,244	$7,064	$1,301	$9,809	$11,110	$2,169,149	$2,187,323
Multifamily	7,127	924	8,051	6,788	11,052	17,840	874,817	900,708
CRE:
Income producing	18,118	4,731	22,849	9,485	8,354	17,839	3,603,347	3,644,035
Construction	—	—	—	—	27,039	27,039	94,550	121,589
Land	—	—	—	637	3,984	4,621	124,450	129,071
C&I:
Commercial business	3,293	316	3,609	8,068	14,740	22,808	3,542,971	3,569,388
Trade finance	500	—	500	429	2,003	2,432	658,945	661,877
Consumer:
Student loans	71	—	71	—	—	—	475,728	475,799
Other consumer	485	968	1,453	499	3,921	4,420	263,210	269,083
Loans held for sale	—	—	—	—	—	—	174,317	174,317
Total	$34,414	$9,183	$43,597	$27,207	$80,902	$108,109	$11,981,484	12,133,190
Unearned fees, premiums and discounts, net								(19,301)
Total recorded investment in non-covered loans and loans held for sale								$12,113,889

Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent TDR loans, are also placed on nonaccrual status. Nonaccrual loans totaled $111.7 million and $108.1 million at December 31, 2013 and 2012, respectively. Loans not 90 or more days past due totaled $40.5 million and $27.2 million as of December 31, 2013 and 2012, respectively, and were included in non-covered nonaccrual loans.

The following is a summary of interest income foregone on nonaccrual loans:

	For the Year Ended December 31,
	2013	2012	2011
		(In thousands)
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$7,410	$7,206	$9,384
Less: Interest income recognized on nonaccrual loans on a cash basis	(2,319)	(2,269)	(3,519)
Interest income foregone on nonaccrual loans	$5,091	$4,937	$5,865

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

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms. For nonperforming restructured loans, the loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments. The Company had $71.8 million and $94.6 million in total performing restructured loans as of December 31, 2013 and 2012, respectively. Nonperforming restructured loans were $11.1 million and $10.0 million at December 31, 2013 and 2012, respectively. Included as TDRs were $4.3 million and $34.8 million of performing A/B notes as of December 31, 2013 and 2012, respectively.  All TDRs are included in the balance of impaired loans.

The following table provides information on loans modified as of December 31, 2013 and 2012 that were modified as TDRs during the year ended December 31, 2013 and 2012:

Loans Modified as TDRs During the
Year Ended December 31, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
(Dollars in thousands)
Residential:
Single-family	—	$—	$—	$—
Multifamily	1	$1,093	$1,071	$—
CRE:
Income producing	6	$26,021	$17,456	$219
Construction	—	$—	$—	$—
Land	—	$—	$—	$—
C&I:
Commercial business	6	$16,220	$15,624	$4,274
Trade finance	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—
Other consumer	1	$651	$639	$—

	Loans Modified as TDRs During the
	Year Ended December 31, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
	(Dollars in thousands)
Residential:
Single-family	12	$6,227	$5,556	$938
Multifamily	16	$28,736	$28,153	$3,344
CRE:
Income producing	8	$10,118	$8,162	$1,169
Construction	—	$—	$—	$—
Land	3	$1,610	$1,059	$395
C&I:
Commercial business	14	$5,101	$4,374	$560
Trade finance	2	$2,510	$579	$1,506
Consumer:
Student loans	—	$—	$—	$—
Other consumer	1	$108	$108	$—

(1)                                        Includes subsequent payments after modification and reflects the balance as of December 31, 2013 and 2012.

(2)                                        The financial impact includes chargeoffs and specific reserves at modification date.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the Bank’s recovery. As of December 31, 2013, modifications of residential TDRs, including single and multi-family loans, primarily included A/B note splits, which result in a partial charge-off or loss for the Bank at the modification date. Residential TDRs modified using A/B note splits totaled $1.1 million, as of December 31, 2013. Commercial real estate TDRs, including income producing, construction and land loans, were primarily modified through, A/B note splits, forbearance of payments and principal and/or interest deferment for a total of $17.5 million, as of December 31, 2013. As of December 31, 2013, modifications of commercial and industrial TDRs, including commercial business and trade finance loans, were restructured through extensions and principal and interest reduction with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $15.6 million as of December 31, 2013. Consumer TDRs, including student loans and other consumer loans, were restructured through maturity extensions, for a total of $639 thousand, as of December 31, 2013.

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

Performing TDRs at December 31, 2013 were comprised of $17.4 million in residential loans, $37.6 million in commercial real estate loans, $16.7 million in commercial and industrial loans and $108 thousand in consumer loans. Nonperforming TDRs at December 31, 2013 were comprised of $3.6 million in residential loans, $3.4 million in commercial real estate loans, $3.5 million in commercial and industrial loans and $639 thousand in consumer loans.  In comparison, performing TDRs at December 31, 2012 were comprised of $43.5 million in residential loans, $47.4 million in commercial real estate loans, $3.6 million in commercial and industrial loans and $108 thousand in consumer loans. Nonperforming TDRs at December 31, 2012 were comprised of $5.1 million in residential loans, $1.9 million in commercial real estate loans and $3.0 million in commercial and industrial loans.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days is considered to have defaulted. The following table provides information for loans modified as TDRs within the previous 12 months that have subsequently defaulted as of December 31, 2013 and 2012 for the years ended December 31, 2013 and 2012, respectively.

	Loans Modified as TDRs that Subsequently Defaulted
	During the Year Ended December 31,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment (1)
	(Dollars in thousands)
Residential:
Single-family	—	$—	2	$2,830
Multifamily	—	$—	1	$378
CRE:
Income producing	—	$—	1	$271
Construction	—	$—	—	$—
Land	—	$—	—	$—
C&I:
Commercial business	1	$570	2	$33
Trade finance	—	$—	—	$—
Consumer:
Student loans	—	$—	—	$—
Other consumer	1	$639	—	$—

(1)         Included in the year ended December 31, 2012 table is $271 thousand of recorded investment which has been transferred to REO and is not included in the total loans receivable balance as of December 31, 2012.

All TDRs are included in the impaired loan quarterly valuation allowance process.  See the sections below Impaired Loans and Allowance for Loan Losses for the complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of delinquent TDRs, when the restructured loan is uncollectible and less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. If the loan is a performing TDR, the deficiency is included in the specific allowance, as appropriate. As of December 31, 2013 and 2012, the allowance for loan losses associated with TDRs was $13.0 million and $8.7 million for performing TDRs and $836 thousand and $203 thousand for nonperforming TDRs, respectively.

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

At December 31, 2013 and 2012, impaired non-covered loans totaled $183.5 million and $200.5 million, respectively. Impaired non-covered loans as of December 31, 2013 and 2012 are set forth in the following tables. The interest income recognized on impaired loans, excluding performing TDRs, is recognized on a cash basis when received.

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment (2)	Allowance	Investment	Recognized (1)
	(In thousands)
As of and for the year ended December 31, 2013
Residential:
Single-family	$15,814	$13,585	$1,588	$15,173	$207	$15,322	$222
Multifamily	43,821	30,899	10,215	41,114	1,339	35,799	543
CRE:
Income producing	73,777	39,745	25,523	65,268	5,976	71,856	872
Construction	6,888	6,888	—	6,888	—	6,888	61
Land	17,390	4,372	7,908	12,280	2,082	12,453	42
C&I:
Commercial business	48,482	10,850	27,487	38,337	13,787	38,294	520
Trade finance	2,771	438	752	1,190	752	1,603	42
Consumer:
Student loans	1,749	1,681	—	1,681	—	1,664	1
Other consumer	1,945	1,546	—	1,546	—	1,561	16
Total	$212,637	$110,004	$73,473	$183,477	$24,143	$185,440	$2,319

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment (2)	Allowance	Investment	Recognized (1)
	(In thousands)
As of and for the year ended December 31, 2012
Residential:
Single-family	$19,318	$15,610	$2,598	$18,208	$721	$19,094	$88
Multifamily	57,464	45,511	8,756	54,267	2,410	54,707	403
CRE:
Income producing	59,574	47,019	7,656	54,675	2,559	57,854	304
Construction	30,815	25,530	1,509	27,039	142	22,696	723
Land	20,317	6,132	8,995	15,127	2,860	17,769	76
C&I:
Commercial business	38,630	20,235	3,835	24,070	2,835	33,343	614
Trade finance	4,124	2,582	—	2,582	—	3,863	48
Consumer:
Student loans	—	—	—	—	—	—	—
Other consumer	4,798	4,528	—	4,528	—	4,631	13
Total	$235,040	$167,147	$33,349	$200,496	$11,527	$213,957	$2,269

(1)                                        Excludes interest from performing TDRs.

(2)                                        Excludes $17.7 million and $29.6 million of covered non-accrual loans at December 31, 2013 and 2012, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Bank’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of December 31, 2013, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are the global cash flows of the borrowers and guarantors, if any, and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loan.

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

Covered Loans— The Company acquired UCB and WFIB in 2009 and 2010, respectively. The majority of the covered loan portfolio accounted for under ASC 310-30, is still performing better than or as expected from the day one valuation. However, the company has experienced some concentrated credit deterioration in certain pools. Thus, during 2013, due to the concentrated credit deterioration beyond the respective acquisition date fair value of these covered loans under ASC 310-30, a provision for credit losses has been recorded through earnings. As of December 31, 2013, there was an allowance of $2.2 million for these loans under ASC 310-30 due to credit deterioration, which resulted from a provision of $2.2 million for the year ended December 31, 2013. This $2.2 million of allowance for loan losses is allocated mainly to the portfolio’s commercial real estate segment.

As of the respective acquisition dates, WFIB’s and UCB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the allowance for loan losses calculation. As of December 31, 2013 and 2012, $7.7 million, or 3.1%, and $5.2 million, or 2.2%, respectively, of the total allowance is allocated to the allowance for loan losses on covered loans. The covered loans acquired are, and will continue to be, subject to the Bank’s internal and external credit review and monitoring. The $2.2 million allowance for loans under ASC 310-30 discussed above and the $5.5 million in allowance for loans outside the scope of ASC 310-30 amount to $7.7 million or 3.1% of total allowance as of December 31, 2013.

During 2013, the Company recorded $1.4 million of charge-offs on covered loans outside of the scope of ASC 310-30 mainly in the commercial and industrial and commercial real estate loan segment. The resulting provision on covered loans for 2013 was $1.8 million. The charge-offs are within our loan segments as follows: $1.0 million of commercial and industrial loans and $380 thousand of commercial real estate loans. As these loans are covered under loss-sharing agreements with the FDIC, the Company recorded income of $1.1 million or 80% of the charge-off amount of $1.4 million in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings for the year of $287 thousand. In comparison, the Company recorded $6.5 million of charge-offs on several covered loans outside of the scope of ASC 310-30 during 2012. The resulting provision on covered loans for 2012 was $5.0 million. The charge-offs are within our loan segments as follows: $5.0 million of commercial and industrial loans and $1.5 million of commercial real estate loans. The $6.5 million of net charge-offs was mainly related to three specific covered loans. As these loans are covered under loss-sharing agreements with the FDIC, the Company recorded income of $5.2 million or 80% of the charge-off amount of $6.5 million in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings for the year of $1.3 million.

The Company recorded $22.4 million in total loan loss provisions during 2013, as compared to $65.2 million and $95.0 million during 2012 and 2011, respectively. When determined uncollectible, it is the Company’s policy to promptly charge-off the amount of impairment on a loan which represents the difference between the outstanding loan balance and the fair value of the collateral.  Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. During 2013, the Company recorded $5.1 million in total net charge-offs in comparison to $48.7 million during 2012. The following table details activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the year ended December 31, 2013 and 2012. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Loan Losses	Unallocated	Total
	(In thousands)
Year Ended December 31, 2013
Beginning balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$—	$234,535
Provision for loan losses	1,918	(6,615)	12,821	8,055	1,759	2,269	2,157	22,364
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	—	(2,157)	(2,157)
Charge-offs	(3,197)	(3,357)	(7,405)	(2,385)	(1,436)	—	—	(17,780)
Recoveries	2,647	4,793	4,392	881	—	—	—	12,713
Net (charge-offs)/recoveries	(550)	1,436	(3,013)	(1,504)	(1,436)	—	—	(5,067)
Ending balance	$50,717	$64,677	$115,184	$11,352	$5,476	$2,269	$—	$249,675
Ending balance allocated to:
Loans individually evaluated for impairment	$1,546	$8,058	$14,539	$—	$—	$—	$—	$24,143
Loans collectively evaluated for impairment	49,171	56,619	100,645	11,352	5,476	—	—	223,263
Covered loans acquired with deteriorated credit quality (2)	—	—	—	—	—	2,269	—	2,269
Ending balance	$50,717	$64,677	$115,184	$11,352	$5,476	$2,269	$—	$249,675

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Loan Losses	Unallocated	Total
	(In thousands)
Year Ended December 31, 2012
Beginning balance	$52,180	$66,457	$87,020	$4,219	$6,647	$—	$—	$216,523
Provision for loan losses	3,255	20,977	35,204	2,295	5,016	—	(1,563)	65,184
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	—	—	1,563	1,563
Charge-offs	(7,700)	(27,060)	(21,818)	(1,824)	(6,510)	—	—	(64,912)
Recoveries	1,614	9,482	4,970	111	—	—	—	16,177
Net charge-offs	(6,086)	(17,578)	(16,848)	(1,713)	(6,510)	—	—	(48,735)
Ending balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$—	$234,535
Ending balance allocated to:
Loans individually evaluated for impairment	$3,131	$5,561	$2,835	$—	$—	$—	$—	$11,527
Loans collectively evaluated for impairment	46,218	64,295	102,541	4,801	5,153	—	—	223,008
Covered loans acquired with deteriorated credit quality (2)	—	—	—	—	—	—	—	—
Ending balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$—	$234,535

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

The Company’s recorded investment in total loans receivable as of December 31, 2013 and 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Loan Losses	Total
	(In thousands)
December 31, 2013
Loans individually evaluated for impairment	$56,287	$84,436	$39,527	$3,227	$—	$—	$183,477
Covered loans individually evaluated for impairment(2)	—	—	—	—	2,824	—	2,824
Loans collectively evaluated for impairment	4,129,022	4,500,641	5,320,666	1,544,511	317,361	—	15,812,201
Covered loans acquired with deteriorated credit quality(1)	681,608	1,140,432	146,538	43,136	—	129,661	2,141,375
Ending balance	$4,866,917	$5,725,509	$5,506,731	$1,590,874	$320,185	$129,661	$18,139,877

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Loan Losses	Total
	(In thousands)
December 31, 2012
Loans individually evaluated for impairment	$72,475	$96,841	$26,652	$4,528	$—	$—	$200,496
Covered loans individually evaluated for impairment(2)	—	—	—	—	5,237	—	5,237
Loans collectively evaluated for impairment	3,015,556	3,797,854	4,204,613	740,354	426,448	—	12,184,825
Covered loans acquired with deteriorated credit quality(1)	976,969	1,727,159	261,622	53,521	—	—	3,019,271
Ending balance	$4,065,000	$5,621,854	$4,492,887	$798,403	$431,685	$—	$15,409,829

(1)                The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30. The total principal balance is presented and excludes the purchase discount and any additional advances subsequent to acquisition date.

(2)                Excludes $17.7 million and $29.6 million of covered non-accrual loans at December 31, 2013 and 2012, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions—The allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2013 and 2012, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $11.3 million and $9.4 million, respectively. The increase to this allowance during the year was reflective of additional reserve allocated for unfunded construction loan commitments. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.35 billion and $1.65 billion at December 31, 2013 and 2012, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing and has limited recourse. The majority of these loans are residential and CRE at December 31, 2013 and 2012. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions, $3.2 million and $4.8 million pertain to these loans as of December 31, 2013 and 2012, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

NOTE 9 — NON-COVERED OTHER REAL ESTATE OWNED

As of December 31, 2013 and 2012, the Company had OREO properties with a combined carrying value of $18.9 million and $32.9 million, respectively. Approximately 30% and 68% of the carrying value of OREO properties as of December 31, 2013 were located in California and Nevada, respectively. During 2013, the Company foreclosed on properties with an aggregate carrying value of $9.4 million as of the foreclosure date. Additionally, the Company recorded $1.4 million in write-downs. During this period, the Company also sold 35 OREO properties for total proceeds of $25.5 million resulting in a total net gain on sale of $3.5 million. In comparison, during 2012, the Company foreclosed on properties with an aggregate carrying value of $40.6 million as of the foreclosure date.  Additionally, the Company recorded $5.1 million in write-downs. During this period, the Company also sold 47 OREO properties for total proceeds of $34.1 million resulting in a total net gain on sale of $232 thousand and recoveries totaling $2.0 million. During the year ended December 31, 2011, the Company sold 51 OREO properties for total proceeds of $26.6 million for a net loss on sale of $151 thousand and charges against the allowance for loan losses totaling $780 thousand.

NOTE 10 — AFFORDABLE HOUSING PARTNERSHIPS AND OTHER INVESTMENTS

The Company invests in certain limited partnerships that are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company’s ownership amount in each limited partnership varies. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. The Company is not the primary beneficiary and, therefore, not required to consolidate these entities. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company uses either the equity method or cost method of accounting. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest. The balance of the investments in these entities was $165.7 million and $185.6 million at December 31, 2013 and 2012, respectively.

	December 31,
	2013		2012
	Amount	Count	Amount	Count
	(Dollars in thousands)
Tax credit partnerships:
Equity method	$129,631	35	$142,507	35
Cost method	35,145	13	42,591	16
Total tax credit partnerships	164,776	48	185,098	51
Tax exempt bonds	948		547
Grand total	$165,724		$185,645

The Company also invests in certain limited partnerships that qualify for Community Reinvestment Act (CRA) credits or that qualify for other types of tax credits. The Community Reinvestment Act encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. The balance of CRA and other investments was $69.2 million and $45.9 million at December 31, 2013 and 2012, respectively, and is included in other assets in the consolidated balance sheets.

The Company finances the purchase of certain real estate tax credits generated by partnerships which own multiple properties currently under construction. These transactions were financed with non-recourse commitments which are collateralized by the Company’s partnership interests in the real estate investment tax credits. The Company’s unfunded commitments related to the affordable housing and other investments are payable on demand. Total unfunded commitments for these investments were $73.1 million and $84.6 million at December 31, 2013 and 2012, respectively, and are recorded in accrued expenses and other liabilities in the consolidated balance sheets.

The Company’s usage of federal tax credits approximated $34.2 million, $18.7 million and $11.1 million during 2013, 2012 and 2011, respectively. The Company’s remaining tax credits approximated $165.7 million at December 31, 2013. Affordable housing and other investments amortization amounted to $27.3 million, $18.1 million and $17.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013 and 2012, the Company had no impairment or sales of affordable housing and other investments.

NOTE 11 — PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

	December 31,
	2013	2012
	(In thousands)
Land	$15,074	$15,545
Office buildings	157,166	82,418
Leasehold improvements	26,195	29,635
Furniture, fixtures and equipment	49,043	44,122
Total cost	247,478	171,720
Accumulated depreciation and amortization	(69,768)	(64,203)
Net book value	$177,710	$107,517

Depreciation expense on premises and equipment was $13.4 million, $13.2 million and $12.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The net increase in premises and equipment of $70.2 million during the year ended December 31, 2013 was primarily due to the purchase of the Company’s corporate office located in Pasadena, California.

Capitalized assets are depreciated or amortized on a straight-line basis in accordance with the estimated useful life for each fixed asset class. The estimated useful life for furniture and fixtures is seven years, office equipment is for five years, and twenty-five years for buildings and improvements. Leasehold improvements are amortized over the shorter of term of the lease or useful life.

NOTE 12 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill remained at $337.4 million as of December 31, 2013 and 2012. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of December 31, 2013, the Company’s market capitalization based on total outstanding common shares was $4.81 billion and its total stockholders’ equity was $2.36 billion. The Company performed its annual impairment test as of December 31, 2013 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

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

In order to determine the fair value of the reporting units, a combined income and market approach was used. Under the income approach, the Company provided a net income projection for the next 3 years plus a terminal growth rate that was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchaser of the reporting units could achieve by eliminating duplicative costs. Under the combined income and market approaches, the value from each approach was appropriately weighted to determine the fair value. As a result of this analysis, the Company determined that there was no goodwill impairment at December 31, 2013 as the fair values of all reporting units exceeded the current carrying amounts of the goodwill. No assurance can be given that goodwill will not be written down in future periods.

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are summarized in the following table:

	As of December 31,
	2013	2012
Balance, beginning of year	$337,438	$337,438
Additions to goodwill	—	—
Impairment write-down	—	—
Purchase accounting adjustments	—	—
Balance, end of year	$337,438	$337,438

Premiums on Acquired Deposits

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of December 31, 2013 and 2012, the gross carrying amount of premiums on acquired deposits remained at $100.2 million, and the related accumulated amortization totaled $53.3 million and $43.9 million, respectively.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $9.4 million, $10.9 million and $12.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company did not record any impairment write-downs on deposit premiums during 2013, 2012 and 2011.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2014	$8,454
2015	7,543
2016	6,634
2017	5,722
2018	4,908
Thereafter	13,659
Total	$46,920

NOTE 13 — CUSTOMER DEPOSIT ACCOUNTS

Customer deposit account balances are summarized as follows:

	December 31,
	2013	2012
	(In thousands)
Noninterest-bearing demand	$5,821,899	$4,535,877
Interest-bearing checking	1,749,479	1,230,372
Money market accounts	5,383,759	5,000,309
Savings deposits	1,633,433	1,421,182
Total core deposits	14,588,570	12,187,740
Time deposits:
Less than $100,000	1,678,850	1,884,577
$100,000 or greater	4,145,498	4,237,037
Total time deposits	5,824,348	6,121,614
Total deposits	$20,412,918	$18,309,354

The $4.15 billion and $4.24 billion balance of time deposits $100 thousand or greater at December 31, 2013 and 2012, includes $169.7 million and $319.3 million respectively, of deposits held by the Company’s foreign branch located in Hong Kong.

At December 31, 2013, the scheduled maturities of time deposits are as follows:

	$100,000 or	Less Than
	Greater	$100,000	Total
	(In thousands)
2014	$3,178,469	$1,413,205	$4,591,674
2015	370,754	176,714	547,468
2016	129,854	21,728	151,582
2017	183,622	36,468	220,090
2018	165,284	30,731	196,015
Thereafter	117,515	4	117,519
Total	$4,145,498	$1,678,850	$5,824,348

Accrued interest payable totaled $5.2 million and $4.7 million at December 31, 2013 and 2012, respectively. Interest expense on customer deposits by account type is summarized as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Interest-bearing checking	$3,556	$3,163	$3,009
Money market accounts	15,019	16,984	20,610
Savings deposits	2,961	2,795	2,988
Time deposits:
Less than $100,000	15,485	20,655	29,329
$100,000 or greater	26,475	32,298	51,174
Total	$63,496	$75,895	$107,110

As of December 31, 2013, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program decreased to $203.3 million, compared to $260.5 million at December 31, 2012. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, the Company is partnered with another financial institution and offers a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

NOTE 14 — FEDERAL FUNDS PURCHASED

Federal funds purchased generally mature within one business day to six months from the transaction date. Federal funds purchased are included in other borrowings.

The following table provides information on Federal funds purchased for the periods indicated:

	As of and for the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at end of year	$—	$—	$—
Average balance outstanding during the year	$155	$2,227	$3,496
Maximum balance outstanding at any month-end	$—	$60,000	$100,000
Weighted average interest rate during the year	—%	0.09%	0.10%
Weighted average interest rate at end of year	—%	—%	—%

As a means of augmenting its liquidity, the Company has established Federal funds lines with several correspondent banks. The Company’s available borrowing capacity from Federal funds line facilities amounted to $656.0 million and $588.0 million as of December 31, 2013 and 2012, respectively.

NOTE 15 — FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (“FHLB”) advances and their related weighted average interest rates are summarized as follows:

	December 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Year of Maturity	(Dollars in thousands)
2014	$—	—%	$—	—%
2015	—	—%	—	—%
2016	—	—%	—	—%
2017	—	—%	—	—%
After 2017	315,092	0.61%	312,975	0.63%
Total	$315,092	0.61%	$312,975	0.63%

Total outstanding FHLB advances amounted to $315.1 million and $313.0 million at December 31, 2013 and 2012, respectively. There were no outstanding overnight borrowings at December 31, 2013 and 2012. During the year, the Company did not restructure any FHLB advances. In comparison, the Company restructured FHLB advances of $375.0 million during 2012, reducing the contractual average effective rates on these borrowings. As a result of the modification the Company incurred a $48.2 million modification cost which has been deferred and is being treated as a discount on the corresponding debt. All advances as of December 31, 2013 and December 31, 2012 are secured by real estate loans.

The Company’s available borrowing capacity from unused FHLB advances totaled $3.70 billion and $3.25 billion at December 31, 2013 and 2012, respectively. The Company’s available borrowing capacity from FHLB advances is derived from its outstanding FHLB advances and from its portfolio of loans that are pledged to the FHLB. There was no prepayment of FHLB advances during 2013. In comparison, the Company prepaid $93.0 million of FHLB advances, with a related $6.8 million in prepayment penalties during 2012. Also, at December 31, 2013 and 2012, the Company had additional available borrowing capacity of $1.42 billion and $1.31 billion, respectively, from the Federal Reserve Bank’s discount window derived from its portfolio of loans that are pledged to the Federal Reserve Bank.

NOTE 16 — SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER BORROWINGS

Securities sold under repurchase agreements remained at $995.0 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, the Company did not modify any long-term repurchase agreements. In comparison, the Company modified $200.0 million and $150.0 million of long-term repurchase agreements during the first and fourth quarter of 2012, extending the term and reducing the rate of these agreements by 86 basis points and 195 basis points, respectively. As of December 31, 2013, all repurchase agreements are long-term with interest rates that are largely fixed, ranging from 2.49% to 5.01%. The counterparties have the right to a quarterly call for many of the repurchase agreements.

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

The following table provides information on securities sold under repurchase agreements as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Year of Maturity	(Dollars in thousands)
2015	$245,000	4.49%	$245,000	4.49%
2016	250,000	5.01%	350,000	4.96%
2017	50,000	4.15%	50,000	4.15%
2022	350,000	3.51%	350,000	3.53%
2023	100,000	2.49%	—	—
Total	$995,000	4.06%	$995,000	4.30%

Total interest expense recorded on repurchase agreements amounted to $41.4 million, $46.2 million and $48.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company also has master repurchase agreements with other major brokerage companies. The Company’s available borrowing capacity from repurchase agreements totaled $811.1 million and $1.19 billion at December 31, 2013 and 2012, respectively.

In 2013, there were no other borrowings. In comparison, other borrowings totaled $20.0 million as of December 31, 2012. The $20.0 million borrowing was a short-term borrowing in the Company’s Hong Kong office with a maturity of two days and an annual rate of 0.25%.

NOTE 17 — CAPITAL RESOURCES AND OTHER LONG-TERM DEBT

Junior Subordinated Debt—As of December 31, 2013, the Company has six statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the Trusts to the Company in conjunction with these transactions. The common stock is recorded in other assets for the amount issued in connection with these junior subordinated debt issuances. Junior subordinated debt outstanding, issued by the Trusts to the Company, totaled $123.0 million at December 31, 2013, compared to $133.0 million at December 31, 2012. The junior subordinated debt of one statutory business trust was called during 2013 in order to reduce higher interest-bearing debt and the phase-out of trust preferred securities as Tier I regulatory capital. The related common stock outstanding, issued by the Trust to the Company amounted to $3.9 million and $4.2 million at December 31, 2013 and 2012, respectively.

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

The table below summarizes pertinent information related to outstanding junior subordinated debt issued by each Trust as of December 31, 2013 and 2012:

			Rate at	Balance at
		Stated	December 31,	December 31,
Trust Name	Maturity Date (1)	Interest Rate	2013	2013	2012
				(Dollars in thousands)
East West Capital Statutory Trust III	December 2033	3-month Libor + 2.85%	—	—	10,000
East West Capital Trust IV	July 2034	3-month Libor + 2.55%	2.79%	10,000	10,000
East West Capital Trust V	November 2034	3-month Libor + 1.80%	2.04%	15,000	15,000
East West Capital Trust VI	September 2035	3-month Libor + 1.50%	1.74%	20,000	20,000
East West Capital Trust VII	June 2036	3-month Libor + 1.35%	1.59%	30,000	30,000
East West Capital Trust VIII	June 2037	3-month Libor + 1.40%	1.64%	18,000	18,000
East West Capital Trust IX	September 2037	3-month Libor + 1.90%	2.14%	30,000	30,000
				$123,000	$133,000

(1)                                        All of the above debt instruments are subject to various call options.

Other Long-Term Debt—During the third quarter of 2013, the Company entered into a three-year term loan agreement for $100.0 million. The three-year term loan will mature on July 1, 2016 and is payable in quarterly installments commencing on March 31, 2014. The interest rate is 1.75% at December 31, 2013, which is based on the three-month LIBOR plus 150 basis points. As of December 31, 2013, the Company advanced the full $100.0 million.  The term loan agreement is included in long-term debt in the consolidated balance sheets.

NOTE 18 — INCOME TAXES

The provision for income taxes was $130.8 million in 2013, representing an effective tax rate of 30.7%, compared to $143.9 million, representing an effective tax rate of 33.8% and $138.1 million, representing an effective tax rate of 36.0% for 2012 and 2011, respectively. Included in the income tax recognized during 2013 is $35.0 million in tax credits generated from our investments in affordable housing partnerships and other investments and other federal tax credits. In comparison, included in the income tax recognized during 2012 and 2011 are $18.7 million and $11.1 million, respectively, in tax credits generated from our investments in affordable housing partnerships and other investments.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. Based on the available evidence, Management has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state net operating loss carryforwards and certain foreign losses. Accordingly, a valuation allowance has been recorded for these amounts.

As of December 31, 2013, the Company had a net deferred tax asset of $255.5 million.

The provision for income taxes consists of the following components:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Current income tax expense (benefit):
Federal	$131,236	$148,572	$(86,157)
State	44,389	2,316	34,760
Foreign	208	5,704	—
Total current income tax expense (benefit)	175,833	156,592	(51,397)
Deferred income tax (benefit) expense:
Federal	(32,963)	(38,749)	193,834
State	(13,677)	26,099	(7,706)
Foreign	1,612	—	3,369
Total deferred income tax (benefit) expense	(45,028)	(12,650)	189,497
Provision for income taxes	$130,805	$143,942	$138,100

The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2013	2012	2011
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	4.7	4.3	4.3
Tax credits	(8.4)	(5.3)	(2.7)
Other, net	(0.6)	(0.2)	(0.6)
Effective income tax rate	30.7%	33.8%	36.0%

The Company recognizes investment tax credits from low income housing and other investments in the year the credit arises under the flow-through method of accounting. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	December 31,
	2013				2012
	Federal	State	Foreign	Total	Federal	State	Foreign	Total
	(In thousands)
Deferred tax liabilities:
Core deposit intangibles	$(16,422)	$(4,642)	$—	$(21,064)	$(15,755)	$(4,635)	$133	$(20,257)
Affordable housing partnerships and other investments	(14,158)	(1,730)	—	(15,888)	(16,221)	(4,337)	—	(20,558)
Fixed assets	(15,594)	(3,879)	—	(19,473)	(17,201)	(4,289)	—	(21,490)
FHLB stock	(11,337)	(3,224)	—	(14,561)	(17,670)	(9,140)	—	(26,810)
Deferred loan fees	(1,976)	(557)	—	(2,533)	(2,523)	(719)	—	(3,242)
Purchased loan discounts	(98)	(28)	—	(126)	(126)	(36)	—	(162)
State taxes	(1,079)	—	—	(1,079)	(7,894)	—	—	(7,894)
Mortgage servicing assets	—	—	—	—	(1,812)	(517)	—	(2,329)
Section 597 gain	(48,370)	(1,317)	—	(49,687)	(94,231)	(2,684)	—	(96,915)
FDIC receivable	(245,907)	(6,695)	—	(252,602)	(318,741)	(9,405)	—	(328,146)
Acquired debt	(10,812)	(1,042)	—	(11,854)	(10,812)	(1,061)	(300)	(12,173)
Other, net	(6,805)	923	—	(5,882)	(604)	627	—	23
Total gross deferred tax (liabilities)	(372,558)	(22,191)	—	(394,749)	(503,590)	(36,196)	(167)	(539,953)
Deferred tax assets:
Allowance for loan losses and REO reserves	93,018	23,046	—	116,064	93,924	23,281	(5,220)	111,985
Deferred compensation	13,322	3,824	—	17,146	18,213	5,262	—	23,475
Mortgage servicing assets	287	81	—	368	—	—	—	—
Purchased loan premium	424	120	—	544	485	139	—	624
Unrealized loss on securities	62,535	19,177	—	81,712	47,567	12,816	—	60,383
Net operating loss carryforwards	—	993	—	993	—	698	—	698
Acquired loans and REOs	366,290	26,959	959	394,208	478,825	29,796	7,957	516,578
Other, net	30,768	8,716	97	39,581	9,021	3,177	97	12,295
Total gross deferred tax assets	566,644	82,916	1,056	650,616	648,035	75,169	2,834	726,038
Valuation allowance	—	(337)	—	(337)	—	(372)	—	(372)
Net deferred tax assets	$194,086	$60,388	$1,056	$255,530	$144,445	$38,601	$2,667	$185,713

Management believes that it is more likely than not that all of the deferred tax assets recorded at December 31, 2013 will be realized (except to the extent of the recorded valuation allowance) because it expects to have sufficient taxable income in future years to fully realize them. A valuation allowance has been provided for the state net operating losses (“NOLs”) (for states other than California, Georgia, Massachusetts and New York) since management believes that these NOLs may not be fully utilized. At December 31, 2013, the Bank had state net operating loss carryforwards of approximately $6.0 million.

The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Balance, beginning of year	$3,457	$3,332
Additions for tax positions of prior years	232	—
Reductions for tax positions of prior years	—	—
Additions for tax positions of current year	988	1,060
Settlements	—	(935)
Balance, end of year	$4,677	$3,457

For the years ended December 31, 2013 and 2012, the Company increased the unrecognized tax benefits reserve by $1.2 million and $1.1 million, respectively, for the California enterprise zone net interest deduction. There were no reductions in unrecognized tax benefits for 2013. As of December 31, 2013 and 2012, the liability for uncertain tax positions was $6.3 million and $6.1 million, respectively. Also, for the years ended December 31, 2013 and 2012, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $3.0 million and $2.2 million, respectively.

During 2013, the Company closed the Internal Revenue Service (“IRS”) examination of the 2011 tax year with no material changes. In 2012, the Company executed a Memorandum of Understanding (“MOU”) with the IRS for the 2012 tax year to voluntarily participate in the IRS Compliance Assurance Process (“CAP”) where the IRS will assist the Company in identifying and resolving any tax issues that may arise throughout the 2012 tax year. The objective of the CAP is to resolve issues in a timely and contemporaneous manner and eliminate the need for a lengthy post-filing examination. The 2012 tax return filed in September 2013 received a full acceptance of all tax matters from the IRS.  The Company has entered a MOU with the IRS for the 2013 and 2014 tax years. For federal tax purposes, tax years from 2010 and beyond remain open. For California franchise tax purposes, tax years from 2003 and beyond remain open. The states of Alabama, Florida, New York, Ohio and Texas have initiated audits of East West Bank’s corporate income tax returns through the 2012 tax year. The Company does not believe that the outcome of unresolved issues or claims in any tax jurisdiction is likely to be material to the Company’s financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the year ending December 31, 2014.

The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of income tax expense in the consolidated statement of operations. The Company accrued interest and penalties of ($744) thousand, $1.2 million and $287 thousand for its unrecognized tax positions as of December 31, 2013, 2012 and 2011, respectively. Total interest and penalties accrued as of December 31, 2013 and 2012 were $1.6 million and $2.7 million, respectively.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

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

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of December 31, 2013 and 2012, undisbursed loan commitments amounted to $4.02 billion and $2.61 billion, respectively. Substantially all commitments are for loans to be held for investment.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2013 and 2012, commercial and standby letters of credit totaled $1.16 billion and $988.7 million, respectively. The Bank issues standby letters of credit (“SBLCs”) and financial guarantees to support the obligations of its customers to beneficiaries. Based on historical trends, the probability that it will have to make payments under standby letters of credit is low. Additionally, in many cases, the Bank holds collateral in various forms against these standby letters of credit. As part of its risk management activities, the Bank monitors the creditworthiness of the customer as well as its SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the standby letters of credit by presenting documents that are in compliance with the letter of credit terms. In that event, the Bank either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the standby letters of credit. The customer is obligated to reimburse the Bank for any such payment. If the customer fails to pay, the Bank would, as applicable, liquidate collateral and/or set off accounts.

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

As of December 31, 2013 and 2012, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provision amounted to $11.3 million and $9.4 million, respectively. These amounts are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Guarantees — From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults, and to make payments to remedy the default. As of December 31, 2013, total loans sold or securitized with recourse amounted to $338.8 million and were comprised of $42.2 million in single-family loans with full recourse and $296.6 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $461.8 million at December 31, 2012, comprised of $48.4 million in single-family loans with full recourse and $413.4 million in multifamily loans with limited recourse. In conjunction with the UCB Purchase and Assumption Agreement, East West Bank assumed all servicing agreements the prior UCB had entered into. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $3.2 million and $4.8 million as of December 31, 2013 and 2012, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2013 and 2012, the amount of loans sold without recourse totaled $818.2 million and $953.2 million, respectively. Total loans securitized without recourse amounted to $193.8 million and $235.8 million, respectively, at December 31, 2013 and 2012. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Lease Commitments—The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $26.2 million, $25.8 million and $22.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum rental payments under non-cancelable operating leases are estimated as follows:

Estimate For The Year Ending December 31,	Amount
(In thousands)
2014	$23,356
2015	19,492
2016	14,566
2017	10,891
2018	8,096
Thereafter	21,400
Total	$97,801

Litigation—Neither the Company nor the Bank is involved in any material legal proceedings at December 31, 2013. Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with ASC 450, Contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters, if any, currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Other Commitments—The Company has commitments to invest in affordable housing funds, and other investments qualifying for community reinvestment tax credits or other types of tax credits. These commitments are payable on demand. As of December 31, 2013 and 2012 these commitments were $73.1 million and $84.6 million, respectively. These commitments are recorded in accrued expenses and other liabilities in the consolidated balance sheet.

NOTE 20 — STOCK COMPENSATION PLANS

The Company issues stock options and restricted stock awards to employees under share-based compensation plans. During the years ended December 31, 2013, 2012 and 2011, total compensation expense related to stock options and restricted stock awards reduced income before taxes by $13.5 million, $12.7 million and $13.5 million, respectively, and reduced net income by $7.9 million, $7.3 million and $7.9 million, respectively.

The Company received $1.7 million and $2.7 million as of December 31, 2013 and 2012, respectively, in cash proceeds from stock option exercises. The net tax benefit recognized in equity for stock compensation plans was $5.5 million for 2013 compared with $462 thousand for 2012.

As of December 31, 2013, there are 4,160,200 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options—The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the year ended December 31, 2013 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at beginning of year	677,708	$28.41
Granted	—	—
Exercised	(91,540)	18.35
Forfeited	(179,437)	37.36
Outstanding at end of year	406,731	$26.72	0.83 years	$3,848
Vested or expected to vest at year-end	406,731	$26.72	0.83 years	$3,848
Exercisable at year-end	406,731	$26.72	0.83 years	$3,848

A summary of changes in unvested stock options and related information for the year ended December 31, 2013 is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
Unvested Options	Shares	(per share)
Unvested at January 1, 2013	14,502	$3.00
Granted	—	—
Vested	(14,502)	3.00
Forfeited	—	—
Unvested at December 31, 2013	—	$—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2013(5)	2012(5)	2011
Expected term (1)	N/A	N/A	4 years
Expected volatility (2)	N/A	N/A	78.1%
Expected dividend yield (3)	N/A	N/A	0.2%
Risk-free interest rate (4)	N/A	N/A	1.6%

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

(4)                                        The risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term.

(5)                                        The Company did not issue any stock options during the years ended December 31, 2013 and December 31, 2012

The following table summarizes information about stock options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
Range of	Outstanding	Exercise	Remaining	Exercisable	Exercise
Exercise Prices	Options	Price	Contractual Life	Options	Price
$10.00 to $14.99	2,365	$14.95	2.02 years	2,365	$14.95
$20.00 to $24.99	273,852	21.09	1.13 years	273,852	21.09
$35.00 to $39.99	130,514	38.76	0.16 years	130,514	38.76
$10.00 to $39.99	406,731	$26.72	0.83 years	406,731	$26.72

During the years ended December 31, 2013, 2012 and 2011, information related to stock options are presented as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted average grant date fair value of stock options granted during the year(1)	N/A	N/A	$13.21
Total intrinsic value of options exercised (in thousands)	$926	$978	$2,650
Total fair value of options vested (in thousands)	$363	$3,717	$1,274

(1)                                        The Company did not issue any stock options during the years ended December 31, 2013 and December 31, 2012.

As of December 31, 2013, all stock options are fully vested and all compensation cost related to stock options have been recognized.

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

A summary of the activity for the Company’s time-based and performance-based restricted stock awards as of December 31, 2013, including changes during the year then ended, is presented below:

	2013
	Restricted Stock Awards
	Time-Based		Performance-Based
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,512,396	$16.30	694,838	$22.43
Granted	70,150	28.55	477,165	25.25
Vested	(1,073,512)	16.38	(171,648)	22.59
Forfeited	(70,526)	17.98	(43,648)	23.98
Outstanding at end of year	438,508	$17.79	956,707	$23.74

During 2013 there were no restricted stock granted to outside directors.

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of time-based restricted stock awards granted during the years ended December 31, 2013, 2012, and 2011 were $28.55, $21.66, and $19.17, respectively. The weighted average fair value of performance-based restricted stock awards granted during the year ended December 31, 2013, 2012 and 2011 were $25.25, $22.05 and $22.25. The total fair value of time-based restricted stock awards vested during 2013, 2012 and 2011 was $29.4 million, $3.5 million and $4.9 million, respectively. The total fair value of performance-based restricted stock award vested during 2013 and 2012 were $4.4 million and $4.7 million, respectively. There were no performance-based restricted stock awards vested during the year ended December 31, 2011.

As of December 31, 2013, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $3.8 million and $12.8 million, respectively. This cost is expected to be recognized over a weighted average period of 2.67 years and 1.81 years, respectively.

Stock Purchase Plan—The Company adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount. The Purchase Plan allows employees to purchase shares at 90% of the per share market price at the date of exercise, with an annual common stock value purchase limitation of $25,000. As of December 31, 2013, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the Purchase Plan.

The Purchase Plan covers a total of 2,000,000 shares of the Company’s common stock. During 2013 and 2012, 53,015 shares totaling $1.4 million and 59,142 shares totaling $1.2 million, respectively, were sold to employees under the Purchase Plan.

NOTE 21 — EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution plan for the benefit of its employees. The Company’s contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to the dollar limit imposed by the Internal Revenue Service. For plan years ended December 31, 2013, 2012 and 2011, the Company contributed $4.3 million, $3.5 million and $3.0 million, respectively.

During 2002, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP meets the definition of a pension plan per ASC 715-30, Compensation—Retirement Benefits – Defined Benefit Plans—Pension, pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers’ years of service and compensation. For the years ended December 31, 2013, 2012, and 2011, $0.6 million, $0.8 million and $1.6 million, respectively, of benefits were accrued and expensed. The SERP is funded through life insurance contracts on the participating officers, though the plan does not require formal funding. At December 31, 2013 and 2012, the life insurance contracts related to the SERP had an aggregate cash surrender value of $45.5 million and $44.4 million, respectively. As of December 31, 2013 and 2012, the vested benefit obligation under the SERP was less than the cash surrender value of the life insurance contracts respectively.

NOTE 22 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

Stock Repurchase Program—On January 23, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company’s common stock. During 2013, the company completed the authorized repurchase program, repurchasing 8,026,807 shares at a weighted average price of $24.89 per share and a total cost of $200.0 million. In comparison, the Company repurchased 9,068,105 shares at a weighted average price of $22.02 per share and a total cost of $199.9 during the year ended December 31, 2012. The Company did not repurchase any shares during the years ended December 31, 2011.

Additionally, on July 17, 2013, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $100.0 million of its common stock. The Company did not repurchase any shares under this program during 2013.

Quarterly Dividends—The Company’s Board of Directors declared and paid quarterly preferred stock cash dividends of $20.00 per share on its Series A preferred stock during 2013 and 2012. Cash dividends totaling $3.4 million and $6.9 million were paid to the Company’s Series A preferred stock shareholders during the years ended December 31, 2013 and 2012, respectively.  The Series A preferred stock were converted into common stock on May 1, 2013.

The Company also paid quarterly dividends on its common stock of $0.15 per share for each quarter of 2013.  In comparison, the Company paid quarterly dividends on its common stock of $0.10 per share for each quarter of 2012. Total quarterly dividends amounting to $83.3 million and $57.6 million were paid to the Company’s common shareholders during the years ended December 31, 2013 and 2012, respectively.

Earnings Per Share (“EPS”) — The number of shares outstanding at December 31, 2013 was 137,630,896. The Company applies the two-class method of computing basic EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stocks, which receive dividends as declared, qualify as participating securities. Restricted stock units issued by the Company are not considered participating securities, as they do not have dividend distribution rights during the vesting period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus potential dilutive shares.

The following table sets forth earnings per share calculations for the year ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$295,045
Less:
Preferred stock dividends	(3,428)
Earnings allocated to participating securities	(1,692)
Basic EPS – income allocated to common stockholders (1)	$289,925	137,342	$2.11
Effect of dilutive securities:
Stock options	—	71
Restricted stock units	196	327
Convertible preferred stock	3,428	1,834
Diluted EPS – income allocated to common stockholders (1)	$293,549	139,574	$2.10

	Year Ended December 31, 2012
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$281,650
Less:
Preferred stock dividends	(6,857)
Earnings allocated to participating securities	(3,279)
Basic EPS – income allocated to common stockholders (1)	$271,514	141,457	$1.92
Effect of dilutive securities:
Stock options	—	29
Restricted stock units	47	118
Convertible preferred stock	6,857	5,571
Diluted EPS – income allocated to common stockholders (1)	$278,418	147,175	$1.89

	Year Ended December 31, 2011
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$245,234
Less:
Preferred stock dividends	(6,857)
Basic EPS – income available to common stockholders	$238,377	147,093	$1.62
Effect of dilutive securities:
Stock options	—	62
Restricted stock awards	115	718
Convertible preferred stock	6,857	5,571
Stock warrants	—	23
Diluted EPS – income available to common stockholders	$245,349	153,467	$1.60

The following average outstanding stock options and restricted stock units for the years ended December 31, 2013, 2012 and 2011, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	For the Year Ended
	2013		2012		2011
	(In thousands)
Stock options	177		340		857
Restricted stock awards	10	(1)	5	(1)	317

(1)                                        April 1, 2012, the Company revised its calculation of earnings per share to account for participating securities under the two-class method. This revision to the earnings per share calculation does not have an impact to previous periods as the amounts are immaterial.

Accumulated Other Comprehensive (Loss) Income — As of December 31, 2013, total accumulated other comprehensive loss was ($30.5) million which includes the following components: net unrealized loss on securities available for sale of ($30.5) million and unrealized gain on other asset investment of $79 thousand. As of December 31, 2012, total accumulated other comprehensive income was $4.7 million which includes the following components: net unrealized gain on securities available for sale of $4.6 million and unrealized gain on other asset investment of $26 thousand. As of December 31, 2011, total accumulated other comprehensive loss was ($33.9) million which includes the following components: net unrealized loss on securities available for sale of ($34.8) million, foreign exchange translation adjustment of $900 thousand and unrealized gain on other asset investment of $8 thousand.

Activity in accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2013, 2012, and 2011 was as follows:

	Unrealized gain (loss) on
	investment securities	Foreign currency	Unrealized gain (loss) on
	available-for-sale	translation adjustments	other asset investment	Total
	(In thousands)
Balance, December 31, 2010	$(13,927)	$1,664	$(151)	$(12,414)
Period Change	(20,921)	(764)	159	(21,526)
Balance, December 31, 2011	$(34,848)	$900	$8	$(33,940)
Period Change	39,491	(900)	18	38,609
Balance, December 31, 2012	$4,643	$—	$26	$4,669
Other comprehensive income before reclassifications	(28,169)	—	336	(27,833)
Amounts reclassified from AOCI	(7,012)	—	(283)	(7,295)
Net current period other comprehensive loss	(35,181)	—	53	(35,128)
Balance, December 31, 2013	$(30,538)	$—	$79	$(30,459)

Reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013, 2012, and 2011 was as follows:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income	Where Net Income is Presented
	(In thousands)
Year Ended December 31, 2013
Investment securities available for sale
Realized net gains on sale of securities	$12,089	Net gain on sales of investment securities
	12,089
	(5,077)	Tax expense
	$7,012	Net of tax
Other investments
Realized net gains on sale of other investments	$488	Other operating income
	488
	(205)	Tax expense
	$283	Net of tax
Total reclassifications	$7,295
Year Ended December 31, 2012
Investment securities available for sale
Realized net gains on sale of securities	$757	Net gain on sales of investment securities
	757
	(318)	Tax expense
	$439	Net of tax
Other investments
Realized net gains on sale of other investments	$23	Other operating income
	23
	(10)	Tax expense
	$13	Net of tax
Total reclassifications	$452
Year Ended December 31, 2011
Investment securities available for sale
Realized net gains on sale of securities	$9,703	Net gain on sales of investment securities
	9,703
	(4,075)	Tax expense
	$5,628	Net of tax
Other investments
Realized net gains on sale of other investments	$61	Other operating income
	61
	(26)	Tax expense
	$35	Net of tax
Total reclassifications	$5,663

The following table sets forth the tax effects allocated to each component of other comprehensive (loss) income for the years ended December 31, 2013, 2012, and 2011:

		Tax
	Before-Tax	Expense	Net-of-Tax
	Amount	or Benefit	Amount
		(In thousands)
For the year ended December 31, 2013
Unrealized gain on investment securities available-for-sale:
Unrealized holding losses arising during period	$(48,567)	$20,398	$(28,169)
Less: reclassification adjustment for gains included in income	(12,089)	5,077	(7,012)
Net unrealized loss	(60,656)	25,475	(35,181)
Noncredit-related impairment loss on securities	—	—	—
Unrealized gain on other asset investment	579	(243)	336
Less: reclassification adjustment for gains included in income	(488)	205	(283)
Other comprehensive loss	$(60,565)	$25,437	$(35,128)

		Tax
	Before-Tax	Expense	Net-of-Tax
	Amount	or Benefit	Amount
		(In thousands)
For the year ended December 31, 2012
Unrealized gain on investment securities available-for-sale:
Unrealized holding gains arising during period	$73,910	$(31,042)	$42,868
Less: reclassification adjustment for gains included in income	(757)	318	(439)
Net unrealized gains	73,153	(30,724)	42,429
Noncredit-related impairment loss on securities	(5,066)	2,128	(2,938)
Foreign currency translation adjustments	(1,552)	652	(900)
Unrealized gain on other asset investment	53	(22)	31
Less: reclassification adjustment for gains included in income	(23)	10	(13)
Other comprehensive income	$66,565	$(27,956)	$38,609

		Tax
	Before-Tax	Expense	Net-of-Tax
	Amount	or Benefit	Amount
		(In thousands)
For the year ended December 31, 2011
Unrealized loss on investment securities available-for-sale:
Unrealized holding loss arising during period	$(21,264)	$8,931	$(12,333)
Less: reclassification adjustment for gains included in income	(9,703)	4,075	(5,628)
Net unrealized loss	(30,967)	13,006	(17,961)
Noncredit-related impairment loss on securities	(5,103)	2,143	(2,960)
Foreign currency translation adjustments	(1,317)	553	(764)
Unrealized gain on other asset investment	334	(140)	194
Less: reclassification adjustment for gains included in income	(61)	26	(35)
Other comprehensive loss	$(37,114)	$15,588	$(21,526)

NOTE 23 — REGULATORY REQUIREMENTS

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

As of December 31, 2013 and 2012, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2013 which management believes have changed the category of the Bank.

The actual and required capital amounts and ratios at December 31, 2013 and 2012 are presented as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2013:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$2,395,109	13.5%	$1,416,203	8.0%	N/A	N/A
East West Bank	$2,262,494	12.9%	$1,407,944	8.0%	$1,759,931	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$2,102,476	11.9%	$708,102	4.0%	N/A	N/A
East West Bank	$2,041,894	11.6%	$703,972	4.0%	$1,055,958	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$2,102,476	8.6%	$976,596	4.0%	N/A	N/A
East West Bank	$2,041,894	8.4%	$973,958	4.0%	$1,217,448	5.0%
As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)
Consolidated Company	$2,296,253	16.1%	$1,142,743	8.0%	N/A	N/A
East West Bank	$2,225,888	15.6%	$1,142,215	8.0%	$1,427,769	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated Company	$2,116,757	14.8%	$571,371	4.0%	N/A	N/A
East West Bank	$2,046,477	14.3%	$571,107	4.0%	$856,661	6.0%
Tier I Capital (to Average Assets)
Consolidated Company	$2,116,757	9.6%	$880,526	4.0%	N/A	N/A
East West Bank	$2,046,477	9.3%	$880,162	4.0%	$1,100,202	5.0%

Under the Dodd-Frank Act, bank holding companies with more than $15 billion in total consolidated assets are no longer able to include trust preferred securities as Tier I regulatory capital which commenced in 2013 with phase-out complete in 2016. As of December 31, 2013 and 2012, trust preferred securities comprised 4.4% and 6.3%, respectively, of the Company’s Tier I capital.

Reserve Requirement—The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $218.5 million and $228.7 million for December 31, 2013 and 2012, respectively.

NOTE 24 — SEGMENT INFORMATION

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

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network, as well as originating consumer loans. The Commercial Banking segment, which includes commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s northern and southern California production offices. Furthermore, the Company’s Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including treasury activities and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments.

The Company’s funds transfer pricing assumptions are intended to promote core deposit growth and to reflect the current risk profiles of various loan categories within the credit portfolio. Transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the Company’s process is reflective of current market conditions. The transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company’s overall growth objectives as well as provide a reasonable and consistent basis for the measurement of the Company’s business segments and product net interest margins. Changes to the Company’s transfer pricing and methodologies are approved by the Asset Liability Committee.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31, 2013
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$374,818	$627,118	$66,749	$1,068,685
Charge for funds used	(86,552)	(116,161)	(18,244)	(220,957)
Interest spread on funds used	288,266	510,957	48,505	847,728
Interest expense	(47,287)	(15,185)	(50,020)	(112,492)
Credit on funds provided	173,194	29,262	18,501	220,957
Interest spread on funds provided	125,907	14,077	(31,519)	108,465
Net interest income	$414,173	$525,034	$16,986	$956,193
Provision for loan losses	$10,911	$11,453	$—	$22,364
Depreciation, amortization and accretion (1)	19,865	8,120	69,125	97,110
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	123,876	272,369	29,605	425,850
Segment assets	7,820,191	11,545,405	5,364,472	24,730,068

	Year Ended December 31, 2012
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$356,244	$617,041	$77,810	$1,051,095
Charge for funds used	(85,811)	(118,688)	44,407	(160,092)
Interest spread on funds used	270,433	498,353	122,217	891,003
Interest expense	(57,401)	(23,226)	(51,541)	(132,168)
Credit on funds provided	130,713	13,138	16,241	160,092
Interest spread on funds provided	73,312	(10,088)	(35,300)	27,924
Net interest income	$343,745	$488,265	$86,917	$918,927
Provision for loan losses	$28,729	$36,455	$—	$65,184
Depreciation, amortization and accretion (1)	12,869	(13,277)	44,159	43,751
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	74,836	266,168	84,588	425,592
Segment assets	6,552,217	10,421,160	5,562,733	22,536,110

	Year Ended December 31, 2011
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$358,853	$619,766	$101,829	$1,080,448
Charge for funds used	(94,098)	(142,056)	3,690	(232,464)
Interest spread on funds used	264,755	477,710	105,519	847,984
Interest expense	(85,356)	(31,407)	(60,659)	(177,422)
Credit on funds provided	202,080	13,863	16,521	232,464
Interest spread on funds provided	116,724	(17,544)	(44,138)	55,042
Net interest income	$381,479	$460,166	$61,381	$903,026
Provision for loan losses	$27,888	$67,118	$—	$95,006
Depreciation, amortization and accretion (1)	43,899	62,803	21,552	128,254
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	102,217	227,766	53,351	383,334
Segment assets	6,530,138	10,157,195	5,281,334	21,968,667

(1)                                        Includes amortization and accretion related to the FDIC indemnification asset.

NOTE 25 — PARENT COMPANY FINANCIAL STATEMENTS

The financial information of East West Bancorp, Inc. as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 are as follows:

BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands)
ASSETS
Cash and cash equivalents	$79,934	$64,489
Investment securities available-for-sale	69,796	—
Investment in subsidiaries	2,400,937	2,450,058
Other investments	21,371	3,083
Other assets	37,037	5,122
TOTAL	$2,609,075	$2,522,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$226,868	$137,178
Other liabilities	17,982	3,452
Total liabilities	244,850	140,630
STOCKHOLDERS’ EQUITY
Preferred stock (par value $0.001 per share)
Authorized — 5,000,000 shares
Issued — 200,000 shares in Series A, non-cumulative convertible preferred stock in 2013 and 2012
Outstanding — No shares as of December 31, 2013 and 85,710 shares in 2012	—	83,027
Common stock (par value $0.001 per share)
Authorized — 200,000,000 shares
Issued — 163,098,008 shares in 2013 and 157,160,193 shares in 2012
Outstanding — 137,630,896 shares in 2013 and 140,294,092 shares in 2012	163	157
Additional paid in capital	1,571,670	1,464,739
Retained earnings	1,360,130	1,151,828
Treasury stock, at cost — 25,467,112 shares in 2013 and 16,866,101 shares in 2012	(537,279)	(322,298)
Accumulated other comprehensive (loss) income, net of tax	(30,459)	4,669
Total stockholders’ equity	2,364,225	2,382,122
TOTAL	$2,609,075	$2,522,752

STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Dividends from subsidiaries	$319,085	$324,094	$72,129
Other income	821	2	372
Total income	319,906	324,096	72,501
Interest expense	3,436	3,092	4,734
Compensation and net occupancy reimbursement to subsidiary	3,662	2,573	2,537
Other expense	12,677	1,309	2,339
Total expense	19,775	6,974	9,610
Income before income taxes and equity in undistributed income of subsidiaries	300,131	317,122	62,891
Income tax benefit	22,885	2,892	3,830
Equity in undistributed (loss) income of subsidiaries	(27,971)	(38,364)	178,513
Net income	$295,045	$281,650	$245,234

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$295,045	$281,650	$245,234
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) of subsidiaries	(291,659)	(285,636)	(250,513)
Depreciation and amortization	8,806	445	1,034
Prepayment penalty on other borrowings	—	—	526
Stock compensation costs	—	—	1,767
Gain on sale of other investments	(161)	—	—
Tax benefit from stock plans	(5,522)	(462)	(717)
Net change in other assets	293,153	322,361	73,797
Net change in other liabilities	(13,011)	(259)	(3,709)
Net cash provided by operating activities	286,651	318,099	67,419
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(69,986)	—	—
Proceeds from:
Redemption of certificates of deposit	—	—	198
Net cash (used in) provided by investing activities	(69,986)	—	198
Cash flows from financing activities:
Payment for:
Repayment of long-term debt	(10,310)	—	(23,918)
Repurchase of vested shares due to employee tax liability	(13,833)	(3,012)	(649)
Cash dividends on preferred stock	(3,428)	(6,857)	(6,857)
Cash dividends on common stock	(82,862)	(57,361)	(23,822)
Repurchase of common stock warrants	—	—	(14,500)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	(199,992)	(199,950)	—
Proceeds from:
Increase in long-term borrowings	100,000	—	—
Issuance of common stock pursuant to various stock plans and agreements	3,683	3,821	5,726
Tax benefit from stock plans	5,522	462	717
Net cash used in financing activities	(201,220)	(262,897)	(63,303)
Net increase in cash and cash equivalents	15,445	55,202	4,314
Cash and cash equivalents, beginning of year	64,489	9,287	4,973
Cash and cash equivalents, end of year	$79,934	$64,489	$9,287
Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$3,292	$3,112	$5,167
Noncash financing activities:
Conversion of preferred stock to common stock	83,027	—	31
Issuance of common stock to Board of Directors	630	570	520

NOTE 26 — QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2013
Interest and dividend income	$293,203	$281,706	$255,353	$238,423
Interest expense	28,195	27,456	27,709	29,132
Net interest income	265,008	254,250	227,644	209,291
Provision for (reversal of) loan losses, excluding covered loans	6,286	4,535	8,277	(762)
(Reversal of) provision for loan losses on covered loans	(820)	(964)	723	5,089
Net interest income after provision for loan losses	259,542	250,679	218,644	204,964
Noninterest loss	(36,594)	(41,421)	(12,354)	(2,099)
Noninterest expense	124,384	100,352	94,420	96,355
Income before provision for income taxes	98,564	108,906	111,870	106,510
Provision for income taxes	22,782	35,749	37,855	34,419
Net income	$75,782	$73,157	$74,015	$72,091
Preferred stock dividends	—	—	1,714	1,714
Net income available to common stockholders	$75,782	$73,157	$72,301	$70,377
Basic earnings per share	$0.55	$0.53	$0.52	$0.51
Diluted earnings per share	$0.55	$0.53	$0.52	$0.50
2012
Interest and dividend income	$276,521	$254,162	$266,362	$254,050
Interest expense	31,577	32,254	33,205	35,132
Net interest income	244,944	221,908	233,157	218,918
Provision for loan losses, excluding covered loans	13,773	13,321	16,595	16,479
(Reversal of) provision for loan losses on covered loans	(689)	5,179	(1,095)	1,621
Net interest income after provision for loan losses	231,860	203,408	217,657	200,818
Noninterest (loss) income	(18,454)	2,751	(11,655)	21,740
Noninterest expense	105,206	100,956	101,608	114,763
Income before provision for income taxes	108,200	105,203	104,394	107,795
Provision for income taxes	36,300	34,093	33,837	39,712
Net income	$71,900	$71,110	$70,557	$68,083
Preferred stock dividends	1,715	1,714	1,714	1,714
Net income available to common stockholders	$70,185	$69,396	$68,843	$66,369
Basic earnings per share	$0.50	$0.49	$0.48	$0.46
Diluted earnings per share	$0.49	$0.48	$0.47	$0.45

NOTE 27 — SUBSEQUENT EVENTS

On January 17, 2014, the Company announced it has completed the acquisition merger of MetroCorp. MetroCorp operates 18 branches under its two subsidiary banks, MetroBank and Metro United Bank. MetroBank operates 12 branches in Houston and Dallas, and Metro United Bank operates 6 branches in Los Angeles, San Francisco and San Diego. As of December 31, 2013, MetroCorp had total assets of $1.62 billion, total loans of $1.22 billion, total deposits of $1.34 billion and total equity of $179.2 million.

On January 22, 2014, the East West Board of Directors declared first quarter 2014 dividends on the Company’s common stock. The common stock dividend of $0.18 per share is payable on or about February 18, 2014 to shareholders of record on February 3, 2014. We have evaluated events and transactions occurring through the date of filing this report on Form 10-K. Such evaluation resulted in no adjustments to the accompanying financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2014

EAST WEST BANCORP INC. (Registrant)

	By	/s/ DOMINIC NG
Dominic Ng
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ DOMINIC NG	Chairman and Chief Executive Officer	March 3, 2014
Dominic Ng	(Principal Executive Officer)

/s/ JULIA GOUW	President and Chief Operating Officer	March 3, 2014
Julia Gouw

/s/ RUDOLPH I. ESTRADA	Director	March 3, 2014
Rudolph I. Estrada

/s/ ANDREW S. KANE	Director	March 3, 2014
Andrew S. Kane

/s/ JOHN LEE	Vice-Chairman and Director	March 3, 2014
John Lee

/s/ HERMAN Y. LI	Director	March 3, 2014
Herman Y. Li

/s/ JACK C. LIU	Director	March 3, 2014
Jack C. Liu

/s/ IRENE H. OH	Executive Vice President and	March 3, 2014
Irene H. Oh	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ KEITH W. RENKEN	Director	March 3, 2014
Keith W. Renken

/s/ PAUL H. IRVING	Director	March 3, 2014
Paul H. Irving

/s/ TAK-CHUEN CLARENCE KWAN	Director	March 3, 2014
Tak-Chuen Clarence Kwan

/s/ IRIS CHAN	Director	March 3, 2014
Iris Chan

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

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

3.5	Bylaws of the Registrant [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

3.7	Amended and Restated Bylaws of the Registrant dated January 29, 2013 [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on January 29, 2013.]

3.8

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

99.1

Agreement and Plan of Merger by and between East West Bancorp, Inc. and MetroCorp Bancshares, Inc. dated September 18, 2013 [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on September 18, 2013.]

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