Form 10-Q
period 2014-03-31
EAST WEST BANCORP INC
filed 2014-05-09
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 143,390,858 shares of common stock as of April 30, 2014.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report contain or incorporate statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us.

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

•                                          our ability to manage the loan portfolios acquired from Federal Deposit Insurance Corporation (FDIC)-assisted acquisitions within the limits of the loss protection provided by the FDIC;

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

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s 2013 Form 10-K under the heading “ITEM 1A. RISK FACTORS” and the information set forth under “RISK FACTORS” in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$1,884,855	$895,820
Short-term investments	323,266	257,473
Securities purchased under resale agreements	1,200,000	1,300,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,504,755 at March 31, 2014 and $2,786,490 at December 31, 2013)	2,474,744	2,733,797
Loans held for sale	577,353	204,970
Loans receivable, excluding covered loans (net of allowance for loan losses of $245,618 at March 31, 2014 and $241,930 at December 31, 2013)	17,053,444	15,412,715
Covered loans (net of allowance for loan losses of $6,518 at March 31, 2014 and $7,745 at December 31, 2013)	2,028,806	2,187,898
Total loans receivable, net	19,082,250	17,600,613
FDIC indemnification asset	27,552	74,708
Other real estate owned, net	28,421	18,900
Other real estate owned covered, net	30,610	21,373
Total other real estate owned	59,031	40,273
Investment in Federal Home Loan Bank stock, at cost	52,110	62,330
Investment in Federal Reserve Bank stock, at cost	50,370	48,333
Investment in affordable housing partnerships	189,303	164,776
Premises and equipment, net	185,214	177,710
Accrued interest receivable	102,802	116,314
Due from customers on acceptances	22,407	21,236
Premiums on deposits acquired, net	53,013	46,920
Goodwill	458,467	337,438
Cash surrender value of life insurance policies	128,772	112,650
Other assets	529,517	534,707
TOTAL	$27,401,026	$24,730,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$6,636,874	$5,821,899
Interest-bearing	16,191,183	14,591,019
Total deposits	22,828,057	20,412,918
Federal Home Loan Bank advances	315,620	315,092
Securities sold under repurchase agreements	1,005,316	995,000
Bank acceptances outstanding	22,407	21,236
Long-term debt	240,675	226,868
Accrued expenses and other liabilities	364,731	394,729
Total liabilities	24,776,806	22,365,843
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 163,454,195 and 163,098,008 shares issued in 2014 and 2013, respectively; 143,367,652 and 137,630,896 shares outstanding in 2014 and 2013, respectively	163	163
Additional paid in capital	1,656,867	1,571,670
Retained earnings	1,410,921	1,360,130
Treasury stock, at cost – 20,086,543 shares in 2014 and 25,467,112 shares in 2013	(426,694)	(537,279)
Accumulated other comprehensive loss, net of tax	(17,037)	(30,459)
Total stockholders’ equity	2,624,220	2,364,225
TOTAL	$27,401,026	$24,730,068

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$261,571	$217,159
Investment securities	12,276	10,210
Securities purchased under resale agreements	4,853	5,529
Investment in Federal Home Loan Bank stock	1,123	529
Investment in Federal Reserve Bank stock	748	720
Due from banks and short-term investments	5,602	4,276
Total interest and dividend income	286,173	238,423
INTEREST EXPENSE
Customer deposit accounts	15,882	16,854
Federal Home Loan Bank advances	1,045	1,039
Securities sold under repurchase agreements	10,078	10,529
Long-term debt	1,202	710
Total interest expense	28,207	29,132
Net interest income before provision for loan losses	257,966	209,291
Provision for (reversal of) loan losses, excluding covered loans	7,954	(762)
(Reversal of) provision for loan losses on covered loans	(1,021)	5,089
Net interest income after provision for loan losses	251,033	204,964
NONINTEREST LOSS
Decrease in FDIC indemnification asset and receivable	(53,634)	(31,899)
Branch fees	9,446	7,654
Net gain on sales of investment securities	3,418	5,577
Letters of credit fees and commissions	6,167	5,062
Foreign exchange income	689	2,336
Ancillary loan fees	2,472	2,052
Income from life insurance policies	1,151	968
Net gain on sales of loans	6,196	94
Other operating income	9,179	6,057
Total noninterest loss	(14,916)	(2,099)
NONINTEREST EXPENSE
Compensation and employee benefits	59,277	45,731
Occupancy and equipment expense	15,851	13,808
Amortization of investments in affordable housing partnerships and other investments	5,964	4,283
Amortization of premiums on deposits acquired	2,500	2,409
Deposit insurance premiums and regulatory assessments	5,702	3,782
Loan related expenses	2,575	3,584
Other real estate owned expense (gain on sale)	1,334	(984)
Legal expense	3,799	4,444
Data processing	8,200	2,437
Deposit related expenses	1,704	1,574
Consulting expense	1,049	454
Other operating expenses	16,472	14,833
Total noninterest expense	124,427	96,355
INCOME BEFORE PROVISION FOR INCOME TAXES	111,690	106,510
PROVISION FOR INCOME TAXES	34,949	34,419
NET INCOME	$76,741	$72,091
PREFERRED STOCK DIVIDENDS	—	1,714
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$76,741	$70,377
EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.54	$0.51
DILUTED	$0.54	$0.50
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,962	137,648
DILUTED	142,632	143,519
DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.15

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$76,741	$72,091
Other comprehensive income, net of tax:
Unrealized gain on investment securities available-for-sale:
Unrealized holding gains arising during period	15,422	4,741
Reclassification adjustment for net gains included in net income	(1,983)	(3,235)
Unrealized (losses) gains on other investments	(17)	10
Reclassification adjustment for net gains included in net income	—	—
Other comprehensive income	13,422	1,516
COMPREHENSIVE INCOME	$90,163	$73,607

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

		Additional		Additional			Accumulated
		Paid In		Paid In			Other
		Capital		Capital			Comprehensive	Total
	Preferred	Preferred	Common	Common	Retained	Treasury	Income (Loss),	Stockholders’
	Stock	Stock	Stock	Stock	Earnings	Stock	Net of Tax	Equity
BALANCE, JANAURY 1, 2013	$—	$83,027	$157	$1,464,739	$1,151,828	$(322,298)	$4,669	$2,382,122
Net income					72,091			72,091
Other comprehensive income							1,516	1,516
Stock compensation costs				2,504				2,504
Tax benefit from stock compensation plans, net				2,602				2,602
Issuance of 193,831 shares of common stock pursuant to various stock compensation plans and agreements				442				442
Cancellation of 22,050 shares of common stock due to forfeitures of issued restricted stock				387		(387)		—
344,423 shares of restricted stock surrendered due to employee tax liability						(8,365)		(8,365)
Preferred stock dividends					(1,714)			(1,714)
Common stock dividends					(21,079)			(21,079)
Purchase of 3,543,100 shares of treasury stock pursuant to the Stock Repurchase Program						(87,000)		(87,000)
BALANCE, MARCH 31, 2013	$—	$83,027	$157	$1,470,674	$1,201,126	$(418,050)	$6,185	$2,343,119
BALANCE, JANAURY 1, 2014	$—	$—	$163	$1,571,670	$1,360,130	$(537,279)	$(30,459)	$2,364,225
Net income					76,741			76,741
Other comprehensive income							13,422	13,422
Stock compensation costs				3,180				3,180
Tax benefit from stock compensation plans, net				3,708				3,708
Issuance of 356,187 shares of common stock pursuant to various stock compensation plans and agreements				283				283
Cancellation of 7,233 shares of common stock due to forfeitures of issued restricted stock				127		(127)		—
195,291 shares of restricted stock surrendered due to employee tax liability						(7,074)		(7,074)
Common stock dividends					(25,950)			(25,950)
Issuance of 5,583,093 shares pursuant to MetroCorp acquisition				73,044		117,786		190,830
Warrant acquired pursuant to MetroCorp acquisition				4,855				4,855
BALANCE, MARCH 31, 2014	$—	$—	$163	$1,656,867	$1,410,921	$(426,694)	$(17,037)	$2,624,220

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,741	$72,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,892	23,908
(Accretion) of discount and amortization of premiums, net	(56,020)	(48,390)
Decrease in FDIC indemnification asset and receivable	53,634	31,899
Stock compensation costs	3,180	2,504
Tax benefit from stock compensation plans, net	(3,708)	(2,602)
Provision for loan losses	6,933	4,327
Impairment on other real estate owned	490	1,321
Net gain on sales of investment securities, loans and other assets	(10,458)	(8,592)
Originations and purchases of loans held for sale	(60,492)	(43,604)
Proceeds from sales of loans held for sale	38,050	6,272
Net proceeds from FDIC shared-loss agreements	4,139	33,890
Net change in accrued interest receivable and other assets	25,984	(12,525)
Net change in accrued expenses and other liabilities	(63,610)	20,557
Other net operating activities	(287)	(656)
Total adjustments	(40,273)	8,309
Net cash provided by operating activities	36,468	80,400
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash paid	138,465	—
Net increase in:
Loans	(734,560)	(147,933)
Short-term investments	(65,793)	(12,651)
Purchases of:
Securities purchased under resale agreements	—	(250,000)
Investment securities available-for-sale	(138,149)	(267,882)
Loans receivable	(974)	(106,206)
Investments in affordable housing partnerships and other investments	(27,510)	(8,386)
Proceeds from sale of:
Investment securities available-for-sale	330,231	196,853
Loans receivable	47,852	22,566
Loans held for sale originated for investment	97,716	—
Other real estate owned	4,986	22,313
Repayments, maturities and redemptions of investment securities available-for-sale	151,358	87,889
Paydowns, maturities and termination of securities purchased under resale agreements	100,000	300,000
Redemption of Federal Home Loan Bank stock	12,930	10,480
Surrender of life insurance policies	14,769	—
Other net investing activities	(5,512)	(4,929)
Net cash used in investing activities	(74,191)	(157,886)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	1,096,290	626,348
Short-term borrowings	—	(20,000)
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	283	442
Payment for:
Termination of securities purchased under resale agreements	(15,000)	—
Repayment of FHLB advances	(10,000)	—
Repayment of long-term debt	(15,310)	—
Repurchase of vested shares due to employee tax liability	(7,074)	(8,365)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	—	(87,000)
Cash dividends	(26,139)	(22,782)
Tax benefit from stock compensation plans, net	3,708	2,602
Net cash provided by financing activities	1,026,758	491,245
NET INCREASE IN CASH AND CASH EQUIVALENTS	989,035	413,759
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	895,820	1,323,106
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,884,855	$1,736,865
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$27,803	$28,885
Income tax payments, net of refunds	70,723	1,716
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	433,841	21,855
Transfers to other real estate owned	15,628	23,230
Issuance of stock related to acquisition	190,830	—

See accompanying notes to condensed consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (“East West Bank” or the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation. East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”), one of which was the result of the acquisition of MetroCorp Bancshares, Inc. during the first quarter of 2014 which is discussed at Note 3 to the Company’s condensed consolidated financial statements. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, the Trusts are not consolidated into the accounts of East West Bancorp, Inc.

The interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Events subsequent to the condensed consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-10 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). ASU 2014-01 is effective for interim and annual periods beginning after December 15, 2014 and if elected, should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when creditors should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned. ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its condensed consolidated financial statements.

NOTE 3 — BUSINESS COMBINATION

On January 17, 2014, the Company completed the acquisition of MetroCorp Bancshares, Inc. (“MetroCorp”) parent of MetroBank, N.A. and Metro United Bank. MetroCorp, headquartered in Houston, Texas operated 19 branch locations within Texas and California under its two banks. The Company acquired MetroCorp to further expand its presence, primarily in the State of Texas, within the markets of Houston and Dallas, and in California, within the San Diego market. The purchase consideration was satisfied with two thirds in East West Bancorp stock and one third in cash. The fair value of the consideration transferred in the acquisition of MetroCorp was $291.4 million, which consisted of 5,583,093 shares of East West Bancorp common stock fair valued at $190.8 million at the date of acquisition and $89.4 million in cash, $2.4 million of additional cash to MetroCorp stock option holders and a MetroCorp warrant, fair valued at $8.8 million, assumed by the Bank.

Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. As a result of the business combination, the Company recorded goodwill of $121.0 million.

The total fair value of assets acquired was $1.70 billion, which included $230.3 million in cash and cash due from banks, $64.3 million in investment securities available for sale, $2.7 million FHLB stock, $1.19 billion in loans receivable, $8.6 million in fixed assets, $8.6 million in premiums on deposits acquired, $9.4 million in other real estate owned (“OREO”), $30.0 million in bank owned life insurance, $13.0 million in deferred tax assets and $16.7 million in other assets. The total fair value of liabilities acquired was $1.41 billion, which included $1.32 billion in deposits, $10.0 million in FHLB advances, $25.9 million in repurchase agreements, $29.1 million in junior subordinated debt and $22.7 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the January 17, 2014 acquisition date. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. We have included the financial results of the business combinations in the condensed consolidated statement of income beginning on the acquisition date.

NOTE 4 — FAIR VALUE

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

•                                          Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value is not solely based on observable market inputs and requires management judgment or estimation. This category typically includes pooled trust preferred securities, loans with a fair value measurement, OREO and derivatives payable.

The Company records investment securities available-for-sale, equity swap agreements, derivative liabilities, foreign exchange options, interest rate swaps and short-term foreign exchange contracts at fair value on a recurring basis. Certain other assets such as loans with a fair value measurement, other real estate owned, loans held for sale, goodwill, premiums on acquired deposits and other investments are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the condensed consolidated balance sheets at their fair values as of March 31, 2014 and December 31, 2013. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers for assets measured on a recurring basis in and out of Level 1, Level 2 or Level 3 during the first three months of 2014 and 2013.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of March 31, 2014
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$428,253	$428,253	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	384,685	—	384,685	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	119,107	—	119,107	—
Residential mortgage-backed securities	824,105	—	824,105	—
Municipal securities	283,897	—	283,897	—
Other residential mortgage-backed securities:
Investment grade	57,007	—	57,007	—
Other commercial mortgage-backed securities:
Investment grade	51,419	—	51,419	—
Corporate debt securities:
Investment grade	209,691	—	209,691	—
Non-investment grade	15,512	—	8,795	6,717
Other securities	101,068	—	101,068	—
Total investment securities available-for-sale	$2,474,744	$428,253	$2,039,774	$6,717
Foreign exchange options	$5,915	$—	$5,915	$—
Interest rate swaps	26,293	—	26,293	—
Foreign exchange contracts	4,378	—	4,378	—
Derivative liabilities	(46,778)	—	(43,380)	(3,398)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2013
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$491,632	$491,632	$—	$—
U.S. Government agency and U.S. Government sponsored enterprise debt securities	394,323	—	394,323	—
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	178,870	—	178,870	—
Residential mortgage-backed securities	885,237	—	885,237	—
Municipal securities	280,979	—	280,979	—
Other residential mortgage-backed securities:
Investment grade	46,327	—	46,327	—
Other commercial mortgage-backed securities:
Investment grade	51,617	—	51,617	—
Corporate debt securities:
Investment grade	309,995	—	309,995	—
Non-investment grade	15,101	—	8,730	6,371
Other securities	79,716	—	79,716	—
Total investment securities available-for-sale	$2,733,797	$491,632	$2,235,794	$6,371
Foreign exchange options	$6,290	$—	$6,290	$—
Interest rate swaps	28,078	—	28,078	—
Foreign exchange contracts	6,181	—	6,181	—
Derivative liabilities	(50,262)	—	(46,607)	(3,655)

Assets measured at fair value on a nonrecurring basis using significant unobservable inputs include certain loans and OREO. The inputs and assumptions for nonrecurring Level 3 fair value measurements for certain loans and OREO include adjustments to external and internal appraisals for change in the market, assumptions by appraiser embedded into appraisals, probability weighting of brokered price opinions, and management’s adjustments for other relevant factors and market trends.

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended March 31, 2014
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	March 31,	Assets	Inputs	Inputs	March 31,
	2014	(Level 1)	(Level 2)	(Level 3)	2014
	(In thousands)
Non-covered loans:
Total residential	$17,132	$—	$—	$17,132	$(365)
Total commercial real estate	25,888	—	—	25,888	(464)
Total commercial and industrial	13,272	—	—	13,272	(6,530)
Total consumer	—	—	—	—	—
Total non-covered loans	$56,292	$—	$—	$56,292	$(7,359)
Non-covered OREO	$745	$—	$—	$745	$(74)
Covered OREO (1)	$899	$—	$—	$899	$(452)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended March 31, 2013
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	March 31,	Assets	Inputs	Inputs	March 31,
	2013	(Level 1)	(Level 2)	(Level 3)	2013
	(In thousands)
Non-covered loans:
Total residential	$12,969	$—	$—	$12,969	$(440)
Total commercial real estate	23,382	—	—	23,382	(2,115)
Total commercial and industrial	2,566	—	—	2,566	(2,258)
Total consumer	665	—	—	665	(116)
Total non-covered loans	$39,582	$—	$—	$39,582	$(4,929)
Non-covered OREO	$13,227	$—	$—	$13,227	$(1,385)
Covered OREO (1)	$3,720	$—	$—	$3,720	$(126)

(1)             Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $452 thousand in losses, or $90 thousand, and 20% of the $126 thousand in losses, or $25 thousand, for the three months ended March 31, 2014 and 2013, respectively.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Opening balance, January 1, 2014	$6,371	$(3,655)
Total gains or (losses) for the period: (1)
Included in earnings	—	257
Included in other comprehensive income (unrealized) (2)	434	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(88)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, March 31, 2014	$6,717	$(3,398)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of March 31, 2014	$—	$(257)

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Opening balance, January 1, 2013	$4,800	$(3,052)
Total gains or (losses) for the period: (1)
Included in earnings	—	(181)
Included in other comprehensive income (unrealized) (2)	549	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(65)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, March 31, 2013	$5,284	$(3,233)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of March 31, 2013	$—	$181

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

For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit risk and liquidity risk premium, specific nonperformance, and default experience in the collateral underlying the securities. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for credit risk and liquidity risk. The actual Level 3 unobservable assumption rates used as of March 31, 2014 include: a constant prepayment rate of 0% for year 1-5 and 1% thereafter, a constant default rate of 1.2% for year 1-5 and 0.75% thereafter, and a recovery assumption of 0% for existing deferrals/defaults and 15% for future deferrals with a recovery lag of 60 months. Losses arising during the period, if any, are recognized in noninterest income.

Derivative Liabilities — The Company’s derivative liabilities include derivatives payable that fall within Level 3 and all other derivative liabilities which fall within Level 2. The derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CDs pay interest based on changes in the Chinese currency Renminbi (“RMB”), and are included in interest-bearing deposits on the condensed consolidated balance sheets. The fair value of these embedded derivatives is based on the income approach. The payable is divided by the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion the Company applied a risk premium comparable to an agency security risk premium. For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on our institutional credit rating, which resulted in an adjustment of $945 thousand to the valuation of the derivative liabilities for the three months ended March 31, 2014. Significant increases (decreases), if any, of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable. The actual Level 3 unobservable input used as of March 31, 2014 was a credit risk adjustment with a range of 0.71% to 0.75%. The Level 2 derivative liabilities are mostly comprised of the offsetting interest rate swaps with other counterparties. Refer to “Interest Rate Swaps” within this footnote for complete discussion.

Foreign Exchange Options — The Company entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB compared to the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the foreign exchange options for the three months ended March 31, 2014. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps — The Company entered into interest rate swap contracts with institutional counterparties to hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company has also entered interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the interest rate swaps for the period ended March 31, 2014. The valuation of the interest rate swap falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Foreign Exchange Contracts — The Company entered into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations. The Company enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company does not assume any foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The fair value is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts for the three months ended March 31, 2014. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

The Company also entered into long-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. The fair value is determined at each reporting period based on the change in the foreign exchange rate. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the long-term foreign exchange contract for the three months ended March 31, 2014. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Loans — The Company evaluates loan impairment according to the provisions of ASC 310-10-35, Receivables-Overall-Subsequent Measurement, for all portfolios other than the homogenous consumer portfolio. Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged-off against the allowance for loan losses. Also, in accordance with ASC 310-10-35, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

The Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received. Appraisals are obtained from third party appraisers and reviewed by management. Evaluations are obtained from third-parties or prepared internally and are also reviewed by management. Similarly, updated appraisals and evaluations are obtained on a regular basis or as necessary. Further, on a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate. In calculating the discount to be applied to an appraisal or evaluation, if necessary, the Company considers the location of collateral, the property type, and third party comparable sales. If it is assessed by management that the current value is not appropriate, adjustments to the carrying value will be calculated and a charge-off or a specific valuation allowance may be recorded to reduce the loan to the appropriate adjusted carrying value. The fair values may be adjusted as needed based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. Impaired loans and consumer homogenous loans with a fair value measurement are classified as Level 3 assets in the fair value hierarchy.

Other Real Estate Owned — The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans receivable, which are recorded at estimated fair value less cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department, or OREO department. Updated appraisals and evaluations are obtained on a regular basis or at least annually. Further, on a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate. In calculating the discount to be applied to an appraisal or evaluation, if necessary, the Company considers the location of collateral, the property type, and third party comparable sales. If it is assessed by management that the current value is not appropriate, adjustments to the carrying value will be calculated and a charge-off may be taken to reduce the OREO to the appropriate adjusted carrying value. The fair values may be adjusted as needed based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. OREO properties are classified as Level 3 assets in the fair value hierarchy.

Loans Held for Sale — The Company’s loans held for sale are carried at the lower of cost or market value. These loans are currently comprised of student loans. The fair value of loans held for sale is derived from current market prices and comparative current sales. As such, the Company records any fair value adjustments on a nonrecurring basis. Loans held for sale are classified as Level 2 assets in the fair value hierarchy.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,884,855	$1,884,855	$895,820	$895,820
Short-term investments	323,266	323,266	257,473	257,473
Securities purchased under resale agreements	1,200,000	1,186,314	1,300,000	1,279,406
Investment securities available-for-sale	2,474,744	2,474,744	2,733,797	2,733,797
Loans held for sale	577,353	592,769	204,970	212,469
Loans receivable, net	19,082,250	18,494,494	17,600,613	16,741,674
Investment in Federal Home Loan Bank stock	52,110	52,110	62,330	62,330
Investment in Federal Reserve Bank stock	50,370	50,370	48,333	48,333
Accrued interest receivable	102,802	102,802	116,314	116,314
Foreign exchange options	5,915	5,915	6,290	6,290
Interest rate swaps	26,293	26,293	28,078	28,078
Foreign exchange contracts	4,378	4,378	6,181	6,181
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	16,444,764	16,444,764	14,588,570	14,588,570
Time deposits	6,383,293	6,355,318	5,824,348	5,791,659
Federal Home Loan Bank advances	315,620	333,835	315,092	308,521
Securities sold under repurchase agreements	1,005,316	1,134,817	995,000	1,134,774
Accrued interest payable	11,582	11,582	11,178	11,178
Long-term debt	240,675	205,012	226,868	184,415
Derivative liabilities	46,778	46,778	50,262	50,262

The following table shows the level in the fair value hierarchy for the estimated fair values of only financial instruments that are not already on the condensed consolidated balance sheets at fair value at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,884,855	$1,884,855	$—	$—
Short-term investments	323,266	—	323,266	—
Securities purchased under resale agreements	1,186,314	—	1,186,314	—
Loans held for sale	592,769	—	592,769	—
Loans receivable, net	18,494,494	—	—	18,494,494
Investment in Federal Home Loan Bank stock	52,110	—	52,110	—
Investment in Federal Reserve Bank stock	50,370	—	50,370	—
Accrued interest receivable	102,802	—	102,802	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	16,444,764	—	16,444,764	—
Time deposits	6,355,318	—	—	6,355,318
Federal Home Loan Bank advances	333,835	—	333,835	—
Securities sold under repurchase agreements	1,134,817	—	1,134,817	—
Accrued interest payable	11,582	—	11,582	—
Long-term debt	205,012	—	205,012	—

	December 31, 2013
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$895,820	$895,820	$—	$—
Short-term investments	257,473	—	257,473	—
Securities purchased under resale agreements	1,279,406	—	1,279,406	—
Loans held for sale	212,469	—	212,469	—
Loans receivable, net	16,741,674	—	—	16,741,674
Investment in Federal Home Loan Bank stock	62,330	—	62,330	—
Investment in Federal Reserve Bank stock	48,333	—	48,333	—
Accrued interest receivable	116,314	—	116,314	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	14,588,570	—	14,588,570	—
Time deposits	5,791,659	—	—	5,791,659
Federal Home Loan Bank advances	308,521	—	308,521	—
Securities sold under repurchase agreements	1,134,774	—	1,134,774	—
Accrued interest payable	11,178	—	11,178	—
Long-term debt	184,415	—	184,415	—

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

Securities Sold Under Repurchase Agreements — For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At March 31, 2014 and December 31, 2013, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates, and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

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

Derivatives Liabilities — The Company’s derivative liabilities include “derivatives payable” and all other derivative liabilities. The Company’s derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CDs pay interest based on changes in RMB, as designated. The fair value of derivatives payable is estimated using the income approach. Additionally, we considered our own credit risk in determining the valuation. The other derivative liabilities are mostly comprised of the off-setting interest rate swaps. The fair value of the interest rate swap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of the interest rate swaps within derivative liabilities, the estimate is considered to be within Level 2 of the fair value hierarchy. Due to the unobservable nature of the inputs used in deriving the estimated fair value of derivatives payable within derivative liabilities, this estimate is considered to be within Level 3 of the fair value hierarchy.

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

NOTE 5 — STOCK-BASED COMPENSATION

During the three months ended March 31, 2014, total compensation expense recognized in the condensed consolidated statements of income related to restricted stock awards reduced income before taxes by $3.2 million and net income by $1.8 million.

In comparison, during the three months ended March 31, 2013, total compensation expense recognized in the condensed consolidated statements of income related to both stock options and restricted stock awards reduced income before taxes by $2.5 million and net income by $1.5 million.

The Company received $283 thousand and $442 thousand during the three months ended March 31, 2014 and March 31, 2013, respectively, in cash proceeds from stock option exercises. The net tax benefit recognized in equity for stock compensation plans was $3.7 million and $2.6 million for the three months ended, March 31, 2014 and March 31, 2013, respectively.

As of March 31, 2014, there are 3,711,650 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the three months ended March 31, 2014 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at beginning of period	406,731	$26.72
Granted	—	—
Exercised	(13,415)	21.09
Expired	(130,514)	38.76
Outstanding at end of period	262,802	$21.03	0.90 years	$4,064
Vested or expected to vest at end of period	262,802	$21.03	0.90 years	$4,064
Exercisable at end of period	262,802	$21.03	0.90 years	$4,064

All outstanding stock options were vested prior to December 31, 2013.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 1) the expected term (estimated period of time outstanding) of stock options granted is estimated using the historical exercise behavior of employees; 2) the expected volatility is based on historical volatility for a period equal to the stock option’s expected term; 3) the expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant; and 4) the risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term. The Company did not issue any stock options during the three months ended March 31, 2014 and 2013.

During the three months ended March 31, 2014 and 2013, information related to stock options is presented as follows:

	Three Months Ended
	March 31,
	2014	2013
Weighted average grant date fair value of stock options granted during the period (1)	N/A	N/A
Total intrinsic value of options exercised (in thousands)	$194	$127
Total fair value of options vested (in thousands) (2)	N/A	$363

(1)       The Company did not issue any stock options during the three months ended March 31, 2014 and 2013.

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

A summary of the activity for the Company’s time-based and performance-based restricted stock awards as of March 31, 2014, including changes during the three months then ended, is presented below:

	March 31, 2014
	Restricted Stock Awards
	Time-Based		Performance-Based
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of period	438,508	$17.79	956,707	$23.74
Granted	6,655	29.30	603,697	36.85
Vested	(136,381)	9.80	(340,781)	23.52
Forfeited	(10,488)	19.75	(18,332)	23.95
Outstanding at end of period	298,294	$21.63	1,201,291	$30.38

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of time-based restricted stock awards granted during the period ended March 31, 2014 and 2013 were $29.30 and $22.31, respectively. The weighted average fair values of performance-based restricted stock awards granted during the three months ended March 31, 2014 and 2013 were $36.85 and $25.25, respectively. The total fair value of time-based restricted stock awards vested for the three months ended March 31, 2014 and 2013 was $4.7 million and $16.3 million, respectively. The total fair value of performance-based restricted stock awards vested during the three months ended March 31, 2014 and 2013 was $12.6 million and $4.3 million, respectively.

As of March 31, 2014, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $3.1 million and $32.1 million, respectively. This cost is expected to be recognized over a weighted average period of 2.7 years and 2.5 years, respectively.

NOTE 6 — INVESTMENT SECURITIES

An analysis of the investment securities available-for-sale portfolio is presented as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of March 31, 2014
Investment securities available-for-sale:
U.S. Treasury securities	$431,307	$91	$(3,145)	$428,253
U.S. Government agency and U.S. Government sponsored enterprise debt securities	391,470	763	(7,548)	384,685
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	120,999	769	(2,661)	119,107
Residential mortgage-backed securities	829,005	7,331	(12,231)	824,105
Municipal securities	290,241	3,197	(9,541)	283,897
Other residential mortgage-backed securities:
Investment grade	58,450	—	(1,443)	57,007
Other commercial mortgage-backed securities:
Investment grade	50,999	420	—	51,419
Corporate debt securities:
Investment grade	212,593	60	(2,962)	209,691
Non-investment grade (1)	20,577	28	(5,093)	15,512
Other securities	99,114	2,573	(619)	101,068
Total investment securities available-for-sale	$2,504,755	$15,232	$(45,243)	$2,474,744
As of December 31, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$495,053	$201	$(3,622)	$491,632
U.S. Government agency and U.S. Government sponsored enterprise debt securities	406,807	242	(12,726)	394,323
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	182,257	1,062	(4,449)	178,870
Residential mortgage-backed securities	892,435	7,729	(14,927)	885,237
Municipal securities	297,390	1,122	(17,533)	280,979
Other residential mortgage-backed securities:
Investment grade	48,129	—	(1,802)	46,327
Other commercial mortgage-backed securities:
Investment grade	51,000	617	—	51,617
Corporate debt securities:
Investment grade	312,726	613	(3,344)	309,995
Non-investment grade (1)	20,668	62	(5,629)	15,101
Other securities	80,025	555	(864)	79,716
Total investment securities available-for-sale	$2,786,490	$12,203	$(64,896)	$2,733,797

(1)             For the three months ended March 31, 2014 and the year ended December 31, 2013, the Company did not record any OTTI.

The Company did not have any investment securities held-to-maturity as of March 31, 2014 and December 31, 2013.

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

The market for the pooled trust preferred securities continues to have minimal activity or distressed transactions. It is the Company’s view that current broker prices (which are typically non-binding) on these securities are based on forced liquidation or distressed sale values in very inactive markets that are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value. For the pooled trust preferred securities the Company determined their fair values using the methodologies set forth in Note 4 to the Company’s condensed consolidated financial statements.

The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the periods shown:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Beginning balance, January 1,	$115,511	$115,511
Addition of other-than-temporary impairment that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—
Reduction for securities sold	—	—
Ending balance	$115,511	$115,511

During the three months ended March 31, 2014, the Company recorded $3.5 million of gross gains and $127 thousand of gross losses resulting in a net income statement impact of $3.4 million of net gain on sale of investment securities. The gross $127 thousand of losses resulted from the securities acquired from MetroCorp which were sold immediately after the acquisition closed, and the net income statement impact from these securities was a net gain of $41 thousand. During the three months ended March 31, 2013, the Company recorded $5.6 million of gross gains and no gross losses resulting in a net income statement impact of $5.6 million of gain on sale of investment securities. The tax expense on the sale of investment securities available-for-sale amounted to $1.4 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively. Total net proceeds for these sales were $330.2 million and $196.9 million for the three months ended March 31, 2014 and 2013, respectively.

The following tables show the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of March 31, 2014
Investment securities available-for-sale:
U.S. Treasury securities	$346,069	$(3,145)	$—	$—	$346,069	$(3,145)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	252,148	(7,548)	—	—	252,148	(7,548)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	81,367	(1,752)	16,082	(909)	97,449	(2,661)
Residential mortgage-backed securities	417,992	(7,447)	119,255	(4,784)	537,247	(12,231)
Municipal securities	110,001	(4,462)	64,839	(5,079)	174,840	(9,541)
Other residential mortgage-backed securities:
Investment grade	57,007	(1,443)	—	—	57,007	(1,443)
Corporate debt securities:
Investment grade	128,623	(1,276)	79,554	(1,686)	208,177	(2,962)
Non-investment grade	—	—	14,869	(5,093)	14,869	(5,093)
Other securities	19,444	(619)	—	—	19,444	(619)
Total investment securities available-for-sale	$1,412,651	$(27,692)	$294,599	$(17,551)	$1,707,250	$(45,243)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of December 31, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$337,248	$(3,622)	$—	$—	$337,248	$(3,622)
U.S. Government agency and U.S. Government sponsored enterprise debt securities	387,097	(12,726)	—	—	387,097	(12,726)
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	114,754	(3,280)	16,065	(1,169)	130,819	(4,449)
Residential mortgage-backed securities	502,285	(10,570)	92,540	(4,357)	594,825	(14,927)
Municipal securities	173,782	(10,765)	47,892	(6,768)	221,674	(17,533)
Other residential mortgage-backed securities:
Investment grade	46,328	(1,802)	—	—	46,328	(1,802)
Corporate debt securities:
Investment grade	193,482	(1,538)	79,442	(1,806)	272,924	(3,344)
Non-investment grade	—	—	14,422	(5,629)	14,422	(5,629)
Other securities	48,098	(864)	—	—	48,098	(864)
Total investment securities available-for-sale	$1,803,074	$(45,167)	$250,361	$(19,729)	$2,053,435	$(64,896)

Unrealized Losses

The majority of the unrealized losses related to securities that have been in a continuous loss position for less than twelve months are related to government sponsored debt securities, residential agency mortgage-backed and municipal securities. As of March 31, 2014, government sponsored debt securities, residential agency mortgage-backed securities and municipal securities, represented 16%, 33% and 11% of the total investment securities available-for-sale portfolio, respectively. As of December 31, 2013, government sponsored debt securities, municipal securities and residential agency mortgage-backed securities, represented approximately 14%, 10% and 32% of the total investment securities available-for-sale portfolio, respectively.

As of March 31, 2014, there were 75 individual securities that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 40 municipal securities with a total fair value of $64.8 million, 23 residential agency mortgage-backed securities with a fair value of $119.3 million, 5 non-investment grade trust preferred securities with a total fair value of $14.9 million, 4 investment grade corporate debt securities with a fair value of $79.6 million and 3 commercial agency mortgage-backed securities with a fair value of $16.1 million. The unrealized losses on these securities are primarily attributed to the rise in interest rates, together with the widened liquidity spread and credit spread. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company does not intend to sell these securities and it is not more likely than not that the company will be required to sell these securities before recovery of their current amortized cost basis.

As of March 31, 2014, there were also 179 securities, not including the 75 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position for less than twelve months include 62 municipal securities, 47 residential agency mortgage-backed securities, 34 U.S. Treasury securities, 13 commercial agency mortgage-backed securities, 9 government sponsored debt securities, 6 other residential mortgage-backed securities, 5 investment grade corporate debt securities and 3 other securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated and as long-term rates increased. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their current amortized cost basis. As such, the Company does not deem any of the securities as of March 31, 2014 to be other-than-temporarily impaired.

As of December 31, 2013 there were 65 securities which have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 32 municipal securities with a total fair value of $47.9 million, 21 residential agency mortgage-backed securities with a total fair value of $92.5 million, 5 trust preferred securities with a total fair value of $14.4 million, 4 investment grade corporate debt securities with a total fair value of $79.4 million and 3 commercial agency mortgage-backed securities with a total fair value of $16.1 million. As of December 31, 2013 there were also 239 securities, not including the 65 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position for less than twelve months include 94 municipal securities, 55 residential agency mortgage-backed securities, 33 U.S. Treasury securities, 19 commercial agency mortgage-backed securities, 16 government sponsored debt securities, 8 investment grade corporate debt securities, 5 other residential mortgage-backed securities and 9 other securities.  These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated and as long-term rates increased. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their current amortized cost basis. As such, the Company does not deem these securities, to be other-than-temporarily impaired as of December 31, 2013.

Corporate Debt Securities

As of March 31, 2014, the majority of unrealized losses related to securities that have been in a continuous loss position of twelve months or longer are due to 5 trust preferred securities, 40 municipal securities and 23 residential agency mortgage-backed securities. As of March 31, 2014, these 5 trust preferred securities had an estimated fair value of $14.9 million, representing approximately 1% of the total investment securities available-for-sale portfolio. As of March 31, 2014, these trust preferred debt securities had gross unrealized losses amounting to $5.1 million, or 26% of the total amortized cost basis of these securities. We did not record an impairment loss on our portfolio of pooled trust preferred as of March 31, 2014 and December 31, 2013.

Investment Securities Maturities

The scheduled maturities of investment securities at March 31, 2014 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due within one year	$395,151	$384,287
Due after one year through five years	505,195	501,542
Due after five years through ten years	608,053	602,553
Due after ten years	996,356	986,362
Total investment securities available-for-sale	$2,504,755	$2,474,744

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS AND BALANCE SHEET OFFSETTING

The following table summarizes the fair value and balance sheet classification of derivative instruments as of March 31, 2014 and December 31, 2013. The notional amount of the contract is not recorded on the condensed consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If the counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset. The valuation methodology of derivative instruments is disclosed in Note 4 to the Company’s condensed consolidated financial statements.

	Fair Values of Derivative Instruments
	March 31, 2014			December 31, 2013
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets (1)	Liabilities (1)	Amount	Assets (1)	Liabilities (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$135,000	$—	$14,202	$135,000	$—	$16,906
Total derivatives designated as hedging instruments	$135,000	$—	$14,202	$135,000	$—	$16,906
Derivatives not designated as hedging instruments:
Foreign exchange options	$85,614	$5,915	$3,398	$85,614	$6,290	$3,655
Interest rate swaps	2,024,211	26,293	25,503	1,915,474	28,078	26,352
Foreign exchange contracts	486,669	4,378	3,675	440,848	6,181	3,349
Total derivatives not designated as hedging instruments	$2,596,494	$36,586	$32,576	$2,441,936	$40,549	$33,356

(1)             Derivative assets, which are a component of other assets, include the estimated settlement of the derivative asset position. Derivative liabilities, which are a component of other liabilities and deposits, include the estimated settlement of the derivative liability position.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit — The Company is exposed to changes in the fair value of certain fixed rate certificates of deposit due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. The interest rate swaps and the associated certificates of deposits have the same maturity dates.

As of March 31, 2014 and December 31, 2013, the total notional amount of the interest rate swaps on the certificates of deposit was $135.0 million. The fair value of the interest rate swaps amounted to a $14.2 million and $16.9 million liability, respectively, as of March 31, 2014 and December 31, 2013. During the three months ended March 31, 2014 and 2013, the Company recognized a net reduction of $199 thousand and $87 thousand, respectively, in expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $2.0 million and $385 thousand, for the three months ended March 31, 2014 and 2013, respectively, related to net settlements on the derivatives.

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

As of March 31, 2014 and December 31, 2013 the notional amount of the foreign exchange options totaled $85.6 million, respectively. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $5.9 million asset and a $3.4 million liability as of March 31, 2014. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $6.3 million asset and a $3.7 million liability as of December 31, 2013. The Company did not deliver collateral, in the form of securities to counterparty institutions as of March 31, 2014 and December 31, 2013.

Interest Rate Swaps — The Company enters into interest rate swap contracts with institutional counterparties to economically hedge against interest rate swap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into a interest rate swap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company does not assume any interest rate risk since the swap agreements mirror each other. As of March 31, 2014, the total notional amount of the interest rate swaps, including mirror transactions, with the institutional counterparties and the bank customers totaled a $2.02 billion asset and a $2.01 billion liability. In comparison, as of December 31, 2013, the total notional amount of the interest rate swaps, including mirror transactions, with the institutional counterparties and the bank customers totaled a $1.92 billion asset and a $1.92 billion liability. The interest rate swap agreements are marked-to-market each reporting period with resulting changes in fair value reported in the condensed consolidated statements of income.

The fair values of the interest rate swap contracts with the institutional counterparties and the bank customers amounted to a $26.3 million asset and a $25.5 million liability, as of March 31, 2014. The fair values of the interest rate swap contracts with the institutional counterparty and the bank customers amounted to a $28.1 million asset and a $26.4 million liability, as of December 31, 2013.

Foreign Exchange Contracts — The Company enters into short-term forward foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of March 31, 2014 and December 31, 2013 the notional amount of the short-term foreign exchange contracts totaled $472.2 million and $426.0 million, respectively. The fair values of the short-term foreign exchange contracts amounted to a $4.1 million asset and a $3.4 million liability, as of March 31, 2014. The fair values of the short-term foreign exchange contracts amounted to a $6.0 million asset and a $3.2 million liability, as of December 31, 2013. The gross aggregate value of the short-term foreign exchange contracts by counterparty was a liability of $547 thousand as of March 31, 2014 and an asset of $1.5 million as of December 31, 2013.

The Company also entered into long-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. As of March 31, 2014 and December 31, 2013 the notional amount of the long-term foreign exchange contracts totaled $14.5 million and $14.8 million, respectively. The fair values of the long-term foreign exchange contracts amounted to a $249 thousand asset and a $230 thousand liability, as of March 31, 2014. The fair values of the long-term foreign exchange contracts amounted to a $200 thousand asset and a $183 thousand liability, as of December 31, 2013.

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income for the three months ended March 31, 2014 and 2013:

	Location in	Three Months Ended
	Condensed Consolidated	March 31,
	Statements of Income	2014	2013
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value	Interest expense	$2,704	$(905)
	Total net income (expense)	$2,704	$(905)
Derivatives not designated as hedging instruments
Foreign exchange options	Noninterest income	(119)	140
Foreign exchange options	Noninterest expense	1	8
Interest rate swaps	Noninterest income	(936)	216
Foreign exchange contracts	Noninterest income	(2,129)	(43)
	Total net (expense) income	$(3,183)	$321

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

Balance Sheet Offsetting — The Company has entered into agreements with all counterparty financial institutions, which include master netting agreements.  However, the Company elects to account for all derivatives with counterparty institutions on a gross basis, excluding the foreign exchange options which are not under agreements that include master netting terms. The Company has also entered into securities purchased under resale agreements (“resale agreements”), and securities sold under agreements to repurchase (“repurchase agreements”) which have master netting agreements that allow for the netting of collateral positions. These repurchase and resale agreements of securities are not eligible for offset in the condensed consolidated balance sheet.

The following tables show the gross derivatives, resale agreements and repurchase agreements in the condensed consolidated balance sheets and for each the respective collateral received or pledged in the form of other financial instruments, which are generally marketable securities. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown. Most of the assets and liabilities in the following tables were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party, but is usually delivered to and held by third party trustees.

The Company delivered collateral, in the form of securities to counterparty institutions, for derivatives that were in a net liability position as of March 31, 2014 and December 31, 2013 (refer to the table below). Under the Dodd-Frank legislation, as of June 10, 2013, the Company must clear all LIBOR interest rate swaps through a clearing house. As such the Company is required to pledge cash collateral for the margin. As of March 31, 2014 and December 31, 2013 the Company posted $3.9 million and $187 thousand of cash collateral, respectively.

	As of March 31, 2014
	(In thousands)
		Gross Amounts Offset in the Condensed	Net Amounts of Assets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
Assets	Gross Amounts of Recognized Assets	Consolidated Balance Sheets	Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received	Net Amount
Derivatives	$10,370	$—	$10,370	$(8,203)	$(2,167)	$—
Resale Agreements	$1,200,000	$—	$1,200,000	$(400,000)	$(800,000)	$—

	Gross Amounts of	Gross Amounts Offset in the Condensed	Net Amounts of Liabilities	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
Liabilities	Recognized Liabilities	Consolidated Balance Sheets	Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Posted	Net Amount
Derivatives	$35,574	$—	$35,574	$(8,203)	$(27,371)	$—
Repurchase Agreements	$1,005,000	$—	$1,005,000	$(400,000)	$(605,000)	$—

	As of December 31, 2013
	(In thousands)
		Gross Amounts Offset in the Condensed	Net Amounts of Assets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
Assets	Gross Amounts of Recognized Assets	Consolidated Balance Sheets	Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received	Net Amount
Derivatives	$16,043	$—	$16,043	$(11,363)	$(4,680)	$—
Resale Agreements	$1,400,000	$—	$1,400,000	$(495,000)	$(905,000)	$—

	Gross Amounts of	Gross Amounts Offset in the Condensed	Net Amounts of Liabilities	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
Liabilities	Recognized Liabilities	Consolidated Balance Sheets	Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Posted	Net Amount
Derivatives	$33,849	$—	$33,849	$(11,363)	$(22,486)	$—
Repurchase Agreements	$995,000	$—	$995,000	$(495,000)	$(500,000)	$—

NOTE 8 — COVERED ASSETS AND FDIC INDEMNIFICATION ASSET

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

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate and (ii) the sum of (A) 25% of the asset discount plus (B) 25% of the Cumulative Shared-Loss Payments plus (C) the Cumulative Servicing Amount if net losses on covered loans subject to the stated threshold is not reached. As of March 31, 2014 and December 31, 2013, the Company’s recorded estimate in the balance sheet, for this liability to the FDIC for WFIB and UCB was $81.6 million and $74.7 million, respectively.

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

The carrying amounts and the composition of the covered loans as of March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Real estate loans:
Residential single-family	$276,330	$290,095
Residential multifamily	374,252	403,508
Commercial and industrial real estate	1,031,161	1,103,530
Construction and land	110,130	163,833
Total real estate loans	1,791,873	1,960,966
Other loans:
Commercial business	395,718	426,621
Other consumer	72,368	73,973
Total other loans	468,086	500,594
Total principal balance	2,259,959	2,461,560
Covered discount	(224,635)	(265,917)
Net valuation of loans	2,035,324	2,195,643
Allowance on covered loans	(6,518)	(7,745)
Total covered loans, net	$2,028,806	$2,187,898

Credit Quality Indicators—The covered loans acquired are and will continue to be subject to the Bank’s internal and external credit review and monitoring. The same credit quality indicators are reviewed for the covered portfolio as the non-covered portfolio, to enable the monitoring of the borrower’s credit and the likelihood of repayment.

Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower’s current financial and liquidity status and all other relevant information. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass or Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the sources of repayment. Refer to Note 9 for full discussion of risk ratings.

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

The Company acquired WFIB and UCB in 2010 and 2009, respectively. The majority of the covered loan portfolio accounted for under ASC 310-30, is still performing better than or as expected from the day one valuation. However, the Company has experienced some concentrated credit deterioration in certain loan pools. As of March 31, 2014 and December 31, 2013, there was an allowance of $2.2 million and $2.2 million respectively, for these loans under ASC 310-30. This $2.2 million in allowance is allocated mainly to the portfolio’s commercial real estate segment.

As of the acquisition date, UCB’s and WFIB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. Included in the following credit quality table are $281.9 million and $320.2 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30 at March 31, 2014 and December 31, 2013, respectively. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $219.1 million of commercial and industrial loans, $21.0 million of commercial real estate loans, $30.7 million of consumer loans and $11.1 million of residential loans. In comparison, at December 31, 2013, these additional advances were within our loan segments as follows: $230.6 million of commercial and industrial loans, $46.7 million of commercial real estate loans, $30.9 million of consumer loans and $12.0 million of residential loans.

During the three months ended March 31, 2014, the Company recorded $206 thousand of charge-offs on covered loans outside of the scope of ASC 310-30. In comparison, the Company recorded $132 thousand of charge-offs during the three months ended March 31, 2013. For the three months ended March 31, 2014, the company reported a reversal of provision of $954 thousand. In comparison, the Company recorded a provision on covered loans outside the scope of ASC 310-30 of $3.1 million for the three months ended March 31, 2013. Refer to Note 9 for additional discussion of these covered charge-offs. As of March 31, 2014, $4.3 million, or 1.7%, of the total allowance is allocated to these additional advances on loans covered under the shared-loss agreements. This $4.3 million in allowance is allocated within our loan segments as follows: $2.9 million for commercial and industrial loans, $887 thousand for commercial real estate loans, $305 thousand for consumer loans and $169 thousand for residential loans. At December 31, 2013, $5.5 million, or 2.2% of the total allowance was allocated within our loan segments as follows:  $3.2 million for commercial and industrial loans, $1.8 million for commercial real estate loans, $341 thousand for consumer loans and $176 thousand for residential loans. The $2.2 million allowance for loans under ASC 310-30 discussed above and the $4.3 million in allowance for loans outside the scope of ASC 310-30 together comprise the total covered allowance of $6.5 million or 2.6% of total allowance as of March 31, 2014.

The tables below present the covered loan portfolio by credit quality indicator as of March 31, 2014 and December 31, 2013.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2014
Real estate loans:
Residential single-family	$268,006	$380	$7,944	$—	$276,330
Residential multifamily	349,242	785	24,225	—	374,252
Commercial and industrial real estate	807,815	27,432	189,446	6,468	1,031,161
Construction and land	22,685	9,431	77,119	895	110,130
Total real estate loans	1,447,748	38,028	298,734	7,363	1,791,873
Other loans:
Commercial business	349,330	6,914	39,445	29	395,718
Other consumer	70,599	150	1,619	—	72,368
Total other loans	419,929	7,064	41,064	29	468,086
Total principal balance	$1,867,677	$45,092	$339,798	$7,392	$2,259,959

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2013
Real estate loans:
Residential single-family	$281,246	$733	$8,116	$—	$290,095
Residential multifamily	373,024	785	29,699	—	403,508
Commercial and industrial real estate	857,376	27,851	211,835	6,468	1,103,530
Construction and land	41,847	9,472	111,616	898	163,833
Total real estate loans	1,553,493	38,841	361,266	7,366	1,960,966
Other loans:
Commercial business	378,086	4,635	43,797	103	426,621
Other consumer	72,053	128	1,792	—	73,973
Total other loans	450,139	4,763	45,589	103	500,594
Total principal balance	$2,003,632	$43,604	$406,855	$7,469	$2,461,560

Credit Risk and Concentrations—At each respective acquisition date, the covered loans were grouped into pools of loans with similar characteristics and risk factors per ASC 310-30. The pools were first developed based on loan categories and performance status. As of March 31, 2014 UCB covered loans represent approximately 94% of total covered loans. For the UCB acquisition, the loans were further segregated among the former UCB domestic, Hong Kong, and China portfolios, representing the three general geographic regions. In addition, the Company evaluated the make-up of geographic regions within the construction, land, and multi-family loan portfolios and further segregated these pools into distressed and non-distressed regions based on our historical experience of real estate loans within the non-covered portfolio. As of the date of acquisition 64% of the UCB portfolio was located in California, 10% was located in Hong Kong and 11% was located in New York. This assessment was factored into the day one valuation and discount applied to the loans. As such, geographic concentration risk is considered in the covered loan discount.

At March 31, 2014 and December 31, 2013, $125.0 million and $126.9 million, respectively, of the covered ASC 310-30 credit impaired loans were considered to be nonaccrual loans in accordance with the contractual terms of the individual loans.

The following table sets forth information regarding covered nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2014	2013
	(In thousands)
Covered nonaccrual loans(1) (2) (3)	$125,021	$126,895
Covered loans past due 90 days or more but not on nonaccrual	—	—
Total nonperforming loans	125,021	126,895
Other real estate owned covered, net	30,610	21,373
Total covered nonperforming assets	$155,631	$148,268

(1)

Covered nonaccrual loans include loans that meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30 and all losses on covered loans are 80% reimbursed by the FDIC.

(2)	Represents principal balance net of discount.
(3)

Includes $12.8 million and $17.7 million of loans at March 31, 2014 and December 31, 2013, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

The following table shows covered TDR loan activity for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$116,007	$157,736
Additions	83	22,084
Sales	—	—
Transfers to covered OREO	(1,230)	—
Charge-offs	(824)	(3,704)
Paydowns/ Reductions	(40,802)	(34,193)
Balance at end of period	$73,234	$141,923

As of March 31, 2014, we had covered OREO properties with a combined aggregate carrying value of $30.6 million. Approximately 54% and 21% of covered OREO properties as of March 31, 2014 were located in California and Massachusetts, respectively. As of December 31, 2013, we had covered OREO properties with an aggregate carrying value of $21.4 million. During the first three months of 2014, 2 properties with an aggregate carrying value of $11.7 million were added through foreclosure. The carrying value at March 31, 2014 is net of adjustments on covered OREO of $416 thousand. During the first three months of 2014, we sold 4 covered OREO properties for total proceeds of $2.2 million resulting in a total net gain on sale of $119 thousand.

Changes in the accretable yield for the covered loans for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$461,545	$556,986
Additions	—	—
Accretion	(61,190)	(81,627)
Changes in expected cash flows	23,650	28,117
Balance at end of period	$424,005	$503,476

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

During the first quarter 2014, the estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference) was reduced as the loss on certain loan pools was evaluated and determined to be lower than expected. As a result of the reduction in the nonaccretable yield, the accretable yield increased, as did the amortization of the FDIC indemnification asset. Consequently, $19.0 million was reclassified from non-accretable yield to accretable yield due to changes in loss rate assumptions, for the three months ended March 31, 2014. In comparison, $13.5 million was reclassified from non-accretable yield to accretable yield due to changes in loss rate assumptions, for the three months ended March 31, 2013. Due to the greater expected collectability on the remaining covered loans, the accrued liability to the FDIC also increased during the first quarter 2014.

From December 31, 2013 to March 31, 2014, excluding scheduled principal payments, a total of $135.5 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $21.9 million related to payoffs and removals offset by charge-offs.

From December 31, 2012 to March 31, 2013, excluding scheduled principal payments, a total of $172.3 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $32.7 million related to payoffs and removals offset by charge-offs.

FDIC Indemnification Asset

Due to the reductions of the nonaccretable difference on the UCB covered loan portfolio, the expected reimbursement from the FDIC under the loss-sharing agreement decreased. As such, the Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset, in line with the improved accretable yield as discussed above. For the three months ended March 31, 2014, the Company recorded $28.5 million of amortization against income, compared to $8.7 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, the Company recorded reductions of $11.8 million. In comparison, the Company recorded reductions of $23.2 million for the three months ended March 31, 2013.

The table below shows FDIC indemnification asset activity for the periods shown:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$74,708	$316,313
Amortization	(28,490)	(8,686)
Reductions (1)	(11,842)	(23,235)
Estimate of FDIC repayment (2)	(6,824)	(7,558)
Balance at end of period	$27,552	$276,834

(1)       Reductions relate to charge-offs, partial prepayments, loan payoffs and loan sales which result in a corresponding reduction of the indemnification asset.

(2)     This represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC loss share agreements, due to lower thresholds of losses.

FDIC Receivable

As of March 31, 2014, the FDIC loss-sharing receivable was $19.6 million as compared to $30.3 million as of December 31, 2013. This receivable represents current reimbursable amounts from the FDIC, under the FDIC loss-sharing agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan related expenses and OREO-related expenses. Consequently, 100% of the loan related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC loss-sharing receivable is included in other assets on the condensed consolidated balance sheet.

The table below shows FDIC receivable activity for the periods shown:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$30,261	$73,091
Net (reduction) addition due to recovery or eligible expense/loss	(6,478)	7,561
Payment received from the FDIC	(4,139)	(33,890)
Balance at end of period	$19,644	$46,762

NOTE 9 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans receivable, excluding covered loans (“non-covered loans”) for the periods indicated:

	March 31,	December 31,
	2014	2013
	(In thousands)
Residential:
Single-family	$3,238,298	$3,192,875
Multifamily	1,111,188	992,434
Total residential	4,349,486	4,185,309
Commercial Real Estate (“CRE”):
Income producing	5,118,377	4,301,030
Construction	197,628	140,186
Land	203,915	143,861
Total CRE	5,519,920	4,585,077
Commercial and Industrial (“C&I”):
Commercial business	5,533,379	4,637,056
Trade finance	667,704	723,137
Total C&I	6,201,083	5,360,193
Consumer:
Student loans	184,900	679,220
Other consumer	1,053,022	868,518
Total consumer	1,237,922	1,547,738
Total loans receivable, excluding covered loans (1)	17,308,411	15,678,317
Unearned fees, premiums, and discounts, net	(9,349)	(23,672)
Allowance for loan losses, excluding covered loans	(245,618)	(241,930)
Loans receivable, excluding covered loans, net	$17,053,444	$15,412,715

(1)       Loans net of ASC 310-30 discount

Accrued interest on covered and non-covered loans receivable amounted to $83.7 million and $94.5 million at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, covered and non-covered loans receivable totaling $11.26 billion and $10.57 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Bank offers adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank originated $181.7 million and $263.1 million in new residential single-family loans during the three months ended March 31, 2014 and 2013, respectively.

The Bank also offers ARM residential multifamily loan programs. The Bank originated $95.3 million and $50.3 million in new multifamily residential loans during the three months ended March 31, 2014 and 2013, respectively. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods and ARM single-family loan programs that have one-year or three-year initial fixed periods. The Bank originates single-family residential loans where the underwriting criteria are heavily based on a maximum loan to value ratio (generally of 60%) and no or limited verification or documentation of the borrower’s assets is obtained. The Bank considers all of the single-family and multifamily loans originated to be prime loans and the underwriting criteria include maximum loan-to-value ratios and minimum debt coverage ratios, as applicable.

In addition to residential lending, the Bank’s lending activities also include commercial real estate, commercial and industrial, and consumer lending.  Our CRE lending activities include loans to finance income-producing properties and also construction and land loans.  Our C&I lending activities include commercial business financing for small and middle-market businesses in a wide spectrum of industries.  Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, small business administration loans and lease financing.  We also offer a variety of international trade finance services and products, including letters of credit, revolving lines of credit, import loans, bankers’ acceptances, working capital lines, domestic purchase financing and pre-export financing. Consumer loans are primarily comprised of fully guaranteed student loans, home equity lines of credit, auto loans and insurance premium financing loans.

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

Credit Risk and Concentrations — The Company has a concentration of real estate loans in California. As of March 31, 2014, the Company had $5.52 billion in non-covered commercial real estate loans and $4.35 billion in non-covered residential loans, of which approximately 81% are secured by real properties located in California. Deterioration in the real estate market generally including residential and commercial real estate could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance loans relate to trade with Asian countries, the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import activities as well as some export activities. We also offer export-import financing to various domestic and foreign customers. Certain trade finance loans may be guaranteed by the Export-Import Bank of the United States or the Export-Import Bank of China.

Purchased Loans — During the three months ended March 31, 2014, the Company purchased loans with an unpaid principal balance of $61.7 million and a carrying amount of $60.5 million. The purchased loans are student loans which are guaranteed by the U.S. Department of Education.

Acquired Loans — During the three months ended March 31, 2014, the Company acquired $1.19 billion of loans through  its acquisition of MetroCorp, as discussed in further detail at Note 3 of the Company’s condensed consolidated financial statements. As of the acquisition date, 94% of these loans are being accounted for under ASC 310-10 and the remaining 6% are being accounted for under ASC 310-30 due to credit impairment.

Loans Held for Sale — Loans held for sale totaled $577.4 million and $205.0 million as of March 31, 2014 and December 31, 2013, respectively. Loans held for sale are recorded at the lower of cost or fair value. Fair value, if lower than cost, is determined based on valuations obtained from market participants or the value of the underlying collateral. As of March 31, 2014, all of the loans held for sale were student loans, which are guaranteed by the U.S. Department of Education. During the first three months of 2014, net loans receivable of $433.8 million were reclassified to loans held for sale. These loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $135.8 million in the first three months of 2014, resulting in net gains on sale of $3.5 million. Proceeds from sales of loans held for sale were $6.3 million in the first three months of 2013 with $1 thousand net gains on sale.

Credit Quality Indicators—Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower’s current payment performance/delinquency, the borrower’s current financial and liquidity status, and all other relevant information.  For single family residential loans payment performance/delinquency is the driving indicator for the risk ratings. However, the risk ratings remain the overall credit quality indicator for the Company as well as the credit quality indicator utilized for estimating the appropriate allowance for loan losses. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the sources of repayment.

Pass and Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information is presented that indicates the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in borrower status and likelihood of loan repayment. The tables below present the non-covered loan portfolio by credit quality indicator as of March 31, 2014 and December 31, 2013. Substandard grade loans were $524.8 million as of March 31, 2014. Doubtful or Loss grade loans were $1.1 million as of March 31, 2014.  There were no Doubtful or Loss grade loans as of December 31, 2013.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
March 31, 2014
Residential:
Single-family	$3,214,552	$7,591	$16,155	$—	$3,238,298
Multifamily	1,048,621	1,295	61,272	—	1,111,188
CRE:
Income producing	4,813,286	81,582	223,509	—	5,118,377
Construction	184,580	6,160	6,888	—	197,628
Land	170,601	6,298	27,016	—	203,915
C&I:
Commercial business	5,264,264	100,897	167,112	1,106	5,533,379
Trade finance	617,185	31,775	18,744	—	667,704
Consumer:
Student loans	183,062	148	1,690	—	184,900
Other consumer	1,050,210	347	2,465	—	1,053,022
Total	$16,546,361	$236,093	$524,851	$1,106	$17,308,411

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2013
Residential:
Single-family	$3,167,337	$8,331	$17,207	$—	$3,192,875
Multifamily	923,697	1,634	67,103	—	992,434
CRE:
Income producing	4,032,269	56,752	212,009	—	4,301,030
Construction	127,138	6,160	6,888	—	140,186
Land	116,000	9,304	18,557	—	143,861
C&I:
Commercial business	4,400,847	92,315	143,894	—	4,637,056
Trade finance	681,345	22,099	19,693	—	723,137
Consumer:
Student loans	677,094	445	1,681	—	679,220
Other consumer	865,752	244	2,522	—	868,518
Total	$14,991,479	$197,284	$489,554	$—	$15,678,317

Nonaccrual and Past Due Loans — Loans are tracked by the number of days borrower payments are past due. The tables below present an aging analysis of nonaccrual loans, past due non-covered loans and loans held for sale, segregated by class of loans, as of March 31, 2014 and December 31, 2013:

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual	Current
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Accruing
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
March 31, 2014
Residential:
Single-family	$7,530	$3,373	$10,903	$3,999	$10,069	$14,068	$3,213,327	$3,238,298
Multifamily	3,519	2,947	6,466	11,105	11,585	22,690	1,082,032	1,111,188
CRE:
Income producing	25,702	8,280	33,982	23,402	24,354	47,756	5,036,639	5,118,377
Construction	—	—	—	—	6,888	6,888	190,740	197,628
Land	—	2,871	2,871	1,708	9,330	11,038	190,006	203,915
C&I:
Commercial business	3,654	2,906	6,560	4,682	21,777	26,459	5,500,360	5,533,379
Trade finance	—	—	—	500	116	616	667,088	667,704
Consumer:
Student loans	1,215	148	1,363	—	1,690	1,690	181,847	184,900
Other consumer	491	347	838	—	1,321	1,321	1,050,863	1,053,022
Loans held for sale	—	—	—	—	—	—	577,353	577,353
Total	$42,111	$20,872	$62,983	$45,396	$87,130	$132,526	$17,690,255	17,885,764
Unearned fees, premiums and discounts, net								(9,349)
Total recorded investment in non-covered loans and loans held for sale								$17,876,415

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual	Current
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Accruing
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
December 31, 2013
Residential:
Single-family	$4,694	$922	$5,616	$—	$11,218	$11,218	$3,176,041	$3,192,875
Multifamily	8,580	531	9,111	19,661	7,972	27,633	955,690	992,434
CRE:
Income producing	12,746	1,798	14,544	13,924	22,549	36,473	4,250,013	4,301,030
Construction	—	—	—	—	6,888	6,888	133,298	140,186
Land	—	—	—	265	3,223	3,488	140,373	143,861
C&I:
Commercial business	3,428	6,259	9,687	6,437	15,486	21,923	4,605,446	4,637,056
Trade finance	—	—	—	—	909	909	722,228	723,137
Consumer:
Student loans	541	445	986	—	1,681	1,681	676,553	679,220
Other consumer	293	1	294	175	1,263	1,438	866,786	868,518
Loans held for sale	—	—	—	—	—	—	204,970	204,970
Total	$30,282	$9,956	$40,238	$40,462	$71,189	$111,651	$15,731,398	15,883,287
Unearned fees, premiums and discounts, net								(23,672)
Total recorded investment in non-covered loans and loans held for sale								$15,859,615

Generally, loans 90 or more days past due are placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent troubled debt restructurings, are also placed on nonaccrual status. Nonaccrual loans totaled $132.5 million and $111.7 million at March 31, 2014 and December 31, 2013, respectively. Nonaccrual loans not 90 or more days past due totaled $45.4 million and $40.5 million as of March 31, 2014 and December 31, 2013, respectively, and were included in non-covered nonaccrual loans.

The following is a summary of interest income foregone on nonaccrual loans:

	For the Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$2,026	$1,656
Less: Interest income recognized on nonaccrual loans on a cash basis	(769)	(606)
Interest income foregone on nonaccrual loans	$1,257	$1,050

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

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms. For nonperforming restructured loans, the loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments. The Company had $71.3 million and $71.8 million in total performing restructured loans as of March 31, 2014 and December 31, 2013, respectively. Nonperforming restructured loans were $13.7 million and $11.1 million as of March 31, 2014 and December 31, 2013, respectively. Included as TDRs were $3.4 million and $4.3 million of performing A/B notes as of March 31, 2014 and December 31, 2013, respectively. All TDRs are included in the balance of impaired loans.

The following table provides information on loans modified as of March 31, 2014 that were modified as TDRs during the three months ended March 31, 2014 and 2013:

Loans Modified as TDRs During the Three Months Ended March 31,
2014
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
(Dollars in thousands)
Residential:
Single-family	3	$5,823	$5,804	$—
Multifamily	—	$—	$—	$—
CRE:
Income producing	—	$—	$—	$—
Construction	—	$—	$—	$—
Land	—	$—	$—	$—
C&I:
Commercial business	5	$1,721	$1,691	$1,248
Trade finance	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—
Other consumer	—	$—	$—	$—

Loans Modified as TDRs During the Three Months Ended March 31,
2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)
(Dollars in thousands)
Residential:
Single-family	—	$—	$—	$—
Multifamily	—	$—	$—	$—
CRE:
Income producing	—	$—	$—	$—
Construction	—	$—	$—	$—
Land	—	$—	$—	$—
C&I:
Commercial business	1	$42	$41	$—
Trade finance	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—
Other consumer	1	$651	$651	$—

(1)       Includes subsequent payments after modification and reflects the balance as of March 31, 2014 and March 31, 2013.

(2)       The financial impact includes charge-offs and specific reserves recorded at modification date.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the Bank’s recovery. As of March 31, 2014, residential TDRs, including single and multi-family loans, were restructured through extensions, rate reductions, principal deferments, and other modified terms with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $5.8 million as of March 31, 2014. As of March 31, 2014, commercial and industrial TDRs, including commercial business and trade finance loans, were restructured through extensions, principal deferment, and other modified terms with an impact on extended time period for collection of principal and interest, for a total of $1.7 million as of March 31, 2014.

As of March 31, 2013, commercial and industrial TDRs, including commercial business and trade finance loans, were restructured through principal and interest reductions with an impact of both a reduction of interest collected over the life of the loan and/or an extended time period for collection of principal and interest, for a total of $41 thousand as of March 31, 2013. Consumer TDRs, including student loans and other consumer loans, were restructured through maturity extensions, for a total of $651 thousand as of March 31, 2013.

Performing TDRs at March 31, 2014 were comprised of $18.5 million in residential loans, $36.0 million in commercial real estate loans, $16.7 million in commercial and industrial loans and $108 thousand in consumer loans. Performing TDRs at December 31, 2013 were comprised of $37.6 million in commercial real estate loans, $17.4 million in residential loans, $16.7 million in commercial and industrial loans and $108 thousand in consumer loans. Nonperforming TDRs at March 31, 2014 were comprised of $5.7 million in residential loans, $3.3 million in commercial real estate loans, $4.1 million in commercial and industrial loans and $634 thousand in consumer loans. Nonperforming TDRs at December 31, 2013 were comprised of $3.6 million in residential loans, $3.4 million in commercial real estate loans, $3.5 million in commercial and industrial loans and $639 thousand in consumer loans.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days is considered to have defaulted. The following table provides information for loans modified as TDRs within the previous 12 months that have subsequently defaulted as of March 31, 2014 and March 31, 2013 and for the three months ended March 31, 2014 and March 31, 2013.

	Loans Modified as TDRs that Subsequently Defaulted
	During the Three Months Ended March 31,
	2014		2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(Dollars in thousands)
Residential:
Single-family	—	$—	2	$2,830
Multifamily	—	$—	—	$—
CRE:
Income producing	1	$2,730	—	$—
Construction	—	$—	—	$—
Land	—	$—	—	$—
C&I:
Commercial business	1	$570	4	$817
Trade finance	—	$—	—	$—
Consumer:
Student loans	—	$—	—	$—
Other consumer	—	$—	—	$—

All TDRs are included in the impaired loan quarterly valuation allowance process. See the sections below Impaired Loans and Allowance for Loan Losses for the complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of delinquent TDRs, when the restructured loan is uncollectible and less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. If the loan is a performing TDR, the deficiency is included in the specific allowance, as appropriate. As of March 31, 2014, the allowance for loan losses associated with TDRs was $14.0 million for performing TDRs and $1.2 million for nonperforming TDRs. As of December 31, 2013, the allowance for loan losses associated with TDRs was $13.0 million for performing TDRs and $836 thousand for nonperforming TDRs.

Impaired Loans — A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the original contractual terms of the loan agreement. The Bank’s loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories. Classified loans (graded Substandard or Doubtful) in the heterogeneous category are selected and evaluated for impairment on an individual basis. The Bank considers loans individually reviewed to be impaired if, based on current information and events, it is probable the Bank will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. When the value of an impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged-off against the allowance for loan losses. Impaired loans exclude the homogenous consumer loan portfolio which is evaluated collectively for impairment. Impaired loans include non-covered loans held for investment on nonaccrual status, regardless of the collateral coverage, and all loans modified in a TDR.

At March 31, 2014 and December 31, 2013, impaired non-covered loans totaled $184.3 million and $183.5 million, respectively. Impaired non-covered loans as of March 31, 2014 and December 31, 2013 are set forth in the following tables. The interest income recognized on impaired loans, excluding performing TDRs, is recognized on a cash basis when received.

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment (2)	Allowance	Investment	Recognized (1)
	(In thousands)
As of and for the three months ended March 31, 2014
Residential:
Single-family	$19,649	$17,485	$1,581	$19,066	$200	$17,100	$21
Multifamily	38,908	18,568	17,521	36,089	1,653	36,370	164
CRE:
Income producing	75,138	39,216	27,314	66,530	6,317	67,153	382
Construction	6,888	6,888	—	6,888	—	6,888	—
Land	17,306	4,291	7,884	12,175	2,058	12,227	21
C&I:
Commercial business	53,884	11,282	30,622	41,904	16,197	43,726	174
Trade finance	877	584	293	877	293	637	3
Consumer:
Other consumer	746	742	—	742	—	744	2
Total	$213,396	$99,056	$85,215	$184,271	$26,718	$184,845	$767

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment (2)	Allowance	Investment	Recognized (1)
	(In thousands)
As of and for the year ended December 31, 2013
Residential:
Single-family	$15,814	$13,585	$1,588	$15,173	$207	$15,322	$222
Multifamily	43,821	30,899	10,215	41,114	1,339	35,799	543
CRE:
Income producing	73,777	39,745	25,523	65,268	5,976	71,856	872
Construction	6,888	6,888	—	6,888	—	6,888	61
Land	17,390	4,372	7,908	12,280	2,082	12,453	42
C&I:
Commercial business	48,482	10,850	27,487	38,337	13,787	38,294	520
Trade finance	2,771	438	752	1,190	752	1,603	42
Consumer:
Student loans	1,749	1,681	—	1,681	—	1,664	1
Other consumer	1,945	1,546	—	1,546	—	1,561	16
Total	$212,637	$110,004	$73,473	$183,477	$24,143	$185,440	$2,319

(1)             Excludes interest from performing TDRs.

(2)             Excludes $12.8 million and $17.7 million of covered non-accrual loans at March 31, 2014 and December 31, 2013, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Loan Losses — The allowance consists of specific reserves and a general reserve. The Bank’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of March 31, 2014, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are the global cash flows of the borrowers and guarantors, and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loans.

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

Covered Loans — The Company acquired UCB and WFIB in 2009 and 2010, respectively. The majority of the covered loan portfolio accounted for under ASC 310-30, is still performing as expected from the day one valuation or better than expected. However, the Company has experienced some concentrated credit deterioration in certain pools. As of March 31, 2014 and December 31, 2013, there was an allowance of $2.2 million for these loans under ASC 310-30 due to credit deterioration. This $2.2 million of allowance for loan losses is allocated mainly to the portfolio’s commercial real estate segment.

As of the respective acquisition dates, UCB’s and WFIB’s loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. The total commitment outstanding as of the respective acquisition dates is covered under the shared-loss agreements. However, any additional advances on these loans subsequent to acquisition date are not accounted for under ASC 310-30. As additional advances on these commitments have occurred, the Bank has considered these amounts in the allowance for loan losses calculation. As of March 31, 2014 and December 31, 2013, $4.3 million, or 1.7% and $5.5 million, or 2.2%, respectively, of the total allowance is allocated to the allowance for loan losses on covered loans accounted outside the scope of ASC 310-30. The covered loans acquired are, and will continue to be, subject to the Bank’s internal and external credit review and monitoring. The $2.2 million allowance for loans under ASC 310-30 discussed above and the $4.3 million in allowance for loans outside the scope of ASC 310-30 amount to $6.5 million or 2.6% of total allowance as of March 31, 2014.

During the three months ended March 31, 2014, the Company recorded $206 thousand of charge-offs on a few covered loans outside of the scope of ASC 310-30 in the commercial and industrial loan segment. As these loans are covered under loss-sharing agreements with the FDIC, the Company recorded income of $165 thousand or 80% of the charge-off amount of $206 thousand in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings for the first three months of 2014 of $41 thousand. In comparison, the Company recorded $132 thousand of charge-offs within our commercial and industrial loan segment on a covered loan outside the scope of ASC 310-30 during the three months ended March 31, 2013. The Company recorded income of $106 thousand or 80% of the charge-off amount of $132 thousand in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings for the first quarter of 2013 of $26 thousand.

The Company recorded $6.9 million in total loan loss provisions for the three months ended March 31, 2014, as compared to $4.3 million for the three months ended March 31, 2013. When determined uncollectible, it is the Company’s policy to promptly charge-off the difference in the outstanding loan balance and the fair value of the collateral. Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. For the three months ended March 31, 2014, the Company recorded $4.3 million in total net charge-offs in comparison to $672 thousand for the three months ended March 31, 2013. The following tables detail activity in the allowance for loan losses, for both non-covered and covered loans, by portfolio segment for the three months ended March 31, 2014, and the year ended December 31, 2013. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Loan Losses	Unallocated	Total
	(In thousands)
Three months ended March 31, 2014
Beginning balance	$50,717	$64,677	$115,184	$11,352	$5,476	$2,269	$—	$249,675
Provision for loan losses	(2,744)	(2,447)	13,431	(501)	(954)	(67)	215	6,933
Provision allocation for unfunded loan commitments and letters of credit	—	—	—	—	—	—	(215)	(215)
Charge-offs	(282)	(320)	(5,325)	(3)	(206)	—	—	(6,136)
Recoveries	136	829	911	3	—	—	—	1,879
Net (charge-offs)/recoveries	(146)	509	(4,414)	—	(206)	—	—	(4,257)
Ending balance	$47,827	$62,739	$124,201	$10,851	$4,316	$2,202	$—	$252,136
Ending balance allocated to:
Loans individually evaluated for impairment	$1,853	$8,375	$16,490	$—	$—	$—	$—	$26,718
Loans collectively evaluated for impairment	45,974	54,364	107,711	10,851	4,316	—	—	223,216
Covered loans acquired with deteriorated credit quality(2)	—	—	—	—	—	2,202	—	2,202
Ending balance	$47,827	$62,739	$124,201	$10,851	$4,316	$2,202	$—	$252,136

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses (1)	Loan Losses	Unallocated	Total
	(In thousands)
Year ended December 31, 2013
Beginning balance	$49,349	$69,856	$105,376	$4,801	$5,153	$—	$—	$234,535
Provision for loan losses	1,918	(6,615)	12,821	8,055	1,759	2,269	2,157	22,364
Provision allocation for unfunded loan commitments and letters of credit	—	—	—	—	—	—	(2,157)	(2,157)
Charge-offs	(3,197)	(3,357)	(7,405)	(2,385)	(1,436)	—	—	(17,780)
Recoveries	2,647	4,793	4,392	881	—	—	—	12,713
Net (charge-offs)/recoveries	(550)	1,436	(3,013)	(1,504)	(1,436)	—	—	(5,067)
Ending balance	$50,717	$64,677	$115,184	$11,352	$5,476	$2,269	$—	$249,675
Ending balance allocated to:
Loans individually evaluated for impairment	$1,546	$8,058	$14,539	$—	$—	$—	$—	$24,143
Loans collectively evaluated for impairment	49,171	56,619	100,645	11,352	5,476	—	—	223,263
Covered loans acquired with deteriorated credit quality(2)	—	—	—	—	—	2,269	—	2,269
Ending balance	$50,717	$64,677	$115,184	$11,352	$5,476	$2,269	$—	$249,675

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

The Company’s recorded investment in total loans receivable as of March 31, 2014 and December 31, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Loan Losses	Total
	(In thousands)
March 31, 2014
Loans individually evaluated for impairment	$55,155	$85,593	$42,781	$742	$—	$—	$184,271
Covered loans individually evaluated for impairment (2)	—	—	—	—	112	—	112
Loans collectively evaluated for impairment	4,292,913	5,366,973	6,152,534	1,237,180	281,822	—	17,331,422
Covered loans acquired with deteriorated credit quality (1)	639,460	1,043,912	128,730	41,659	—	124,264	1,978,025
MetroCorp loans acquired with deteriorated credit quality	1,417	67,353	5,770	—	—	—	74,540
Ending balance	$4,988,945	$6,563,831	$6,329,815	$1,279,581	$281,934	$124,264	$19,568,370

					Covered Loans	Covered Loans
					under ASC 310-10	under ASC 310-30
					Subject to	Subject to
					Allowance for	Allowance for
	Residential	CRE	C&I	Consumer	Loan Losses	Loan Losses	Total
	(In thousands)
December 31, 2013
Loans individually evaluated for impairment	$56,287	$84,436	$39,527	$3,227	$—	$—	$183,477
Covered loans individually evaluated for impairment(2)	—	—	—	—	2,824	—	2,824
Loans collectively evaluated for impairment	4,129,022	4,500,641	5,320,666	1,544,511	317,361	—	15,812,201
Covered loans acquired with deteriorated credit quality (1)	681,608	1,140,432	146,538	43,136	—	129,661	2,141,375
Ending balance	$4,866,917	$5,725,509	$5,506,731	$1,590,874	$320,185	$129,661	$18,139,877

(1)

The Company has elected to account for all covered loans acquired in the FDIC-assisted acquisitions under ASC 310-30. The total principal balance is presented and excludes the purchase discount and any additional advances subsequent to acquisition date.

(2)

Excludes $12.8 million and $17.7 million of covered non-accrual loans at March 31, 2014 and December 31, 2013, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions — The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of March 31, 2014 and December 31, 2013, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $11.5 million and $11.3 million, respectively. The increase to this allowance during the first quarter 2014 was reflective of additional reserve allocated for unfunded construction loan commitments. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.27 billion and $1.35 billion at March 31, 2014 and December 31, 2013, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing or has limited recourse. The majority of these loans are residential and CRE at March 31, 2014 and December 31, 2013. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions, $2.9 million and $3.2 million pertain to these loans as of March 31, 2014 and December 31, 2013, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance.

NOTE 10 — AFFORDABLE HOUSING PARTNERSHIPS AND OTHER INVESTMENTS

The Company invests in certain limited partnerships that are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company’s ownership amount in each limited partnership varies. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. The Company is not the primary beneficiary and, therefore, not required to consolidate these entities. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company uses either the equity method or cost method of accounting. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest. The balance of the investments in these entities was $189.3 million and $164.8 million at March 31, 2014 and December 31, 2013, respectively.

The Company also invests in certain limited partnerships that qualify for Community Reinvestment Act (CRA) credits or that qualify for other types of tax credits. The Community Reinvestment Act encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. The balance of CRA and other investments was $78.8 million and $70.2 million at March 31, 2014 and December 31, 2013, respectively, and is included in other assets in the condensed consolidated balance sheets.

The Company has unfunded commitments related to the affordable housing and other investments that are payable on demand. Total unfunded commitments for these investments were $84.7 million and $73.1 million at March 31, 2014 and December 31, 2013, respectively, and are recorded in accrued expenses and other liabilities in the condensed consolidated balance sheets.

NOTE 11 — PREMISES AND EQUIPMENT

At March 31, 2014, total premises and equipment was $258.9 million with accumulated depreciation and amortization of $73.7 million and a net value of $185.2 million. At December 31, 2013, total premises and equipment was $247.5 million with accumulated depreciation and amortization of $69.8 million and a net value of $177.7 million. The net increase in premises and equipment of $7.5 million during the three months ended March 31, 2014, was primarily due to the acquisition of MetroCorp on January 17, 2014 discussed in further detail at Note 3 to the Company’s condensed consolidated financial statements.

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

NOTE 12 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill as of March 31, 2014 and December 31, 2013 was $458.5 million and $337.4 million, respectively. Goodwill increased by $121.0 million as a result of the acquisition of MetroCorp on January 17, 2014 as discussed at Note 3 to the Company’s condensed consolidated financial statements.

Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of March 31, 2014, the Company’s market capitalization based on total outstanding common shares was $5.23 billion and its total stockholders’ equity was $2.62 billion. The Company performed its annual impairment test as of December 31, 2013 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

Premiums on Acquired Deposits

Premiums on acquired deposits represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of March 31, 2014 and December 31, 2013, the gross carrying amount of premiums on acquired deposits was $108.8 million and $100.2 million, respectively. A premium on acquired deposits of $8.6 million was recorded due to the acquisition of MetroCorp as discussed in further detail at Note 3 to the Company’s condensed consolidated financial statements. As of March 31, 2014 and December 31, 2013, the related accumulated amortization totaled $55.8 million and $53.3 million, respectively.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $2.5 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Amount
(In thousands)
Estimated Amortization Expense of Premiums on Acquired Deposits
Nine Months Ending December 31, 2014	$7,704
Year Ending December 31, 2015	9,234
Year Ending December 31, 2016	8,086
Year Ending December 31, 2017	6,935
Year Ending December 31, 2018	5,883
Thereafter	15,171
Total	$53,013

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Credit Extensions — In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying condensed consolidated financial statements. As of March 31, 2014 and December 31, 2013, undisbursed loan commitments amounted to $4.34 billion and $4.02 billion, respectively. Commercial and standby letters of credit amounted to $1.17 billion and $1.16 billion as of March 31, 2014 and December 31, 2013, respectively.

Guarantees — From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of March 31, 2014, total loans sold or securitized with recourse amounted to $313.2 million and were comprised of $39.8 million in single-family loans with full recourse and $273.4 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $338.8 million at December 31, 2013, which comprised of $42.2 million in single-family loans with full recourse and $296.6 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $2.9 million as of March 31, 2014 and $3.2 million as of December 31, 2013, and is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan is sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of March 31, 2014 and December 31, 2013, the amount of loans sold without recourse totaled $775.5 million and $818.2 million, respectively. Total loans securitized without recourse amounted to $186.0 million and $193.8 million, at March 31, 2014 and December 31, 2013, respectively. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation — Neither the Company nor the Bank is involved in any material legal proceedings at March 31, 2014. Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with ASC 450, Contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of the legal or regulatory matters, if any, currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Other Commitments — The Company has commitments to invest in affordable housing funds, and other investments qualifying for community reinvestment credits and other tax credits. These commitments are payable on demand. As of March 31, 2014 and December 31, 2013, these commitments were $84.7 million and $73.1 million, respectively. These commitments are recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet.

NOTE 14 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

MetroCorp Acquisition — On January 17, 2014, the Company completed the acquisition of MetroCorp. The final consideration included 5,583,093 shares of East West common stock and $89.4 million of cash. Under the terms of the merger, the Company assumed the obligation of MetroCorp’s unexercised warrant, which is equivalent to 230,282 units of East West common stock.

Stock Repurchase Program — On July 17, 2013, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $100.0 million of its common stock. The Company did not repurchase any shares under this program during the period ended March 31, 2014. In comparison, the Company repurchased 3,543,100 shares at a weighted average price of $24.53 per share and a total cost of $87.0 million during the three months ended March 31, 2013.

Quarterly Dividends — In January 2014, the Company’s Board of Directors declared quarterly common stock cash dividends of $0.18 per share payable on or about February 18, 2014 to shareholders of record on February 3, 2014. Cash dividends totaling $25.9 million were paid to the Company’s common shareholders during the three months ended March 31, 2014.

Earnings Per Share (“EPS”) — The number of shares outstanding at March 31, 2014 was 143,367,652. The Company applies the two-class method of computing basic EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stocks, which receive dividends as declared, qualify as participating securities. Restricted stock units granted by the Company are not considered participating securities, as they do not have dividend distribution rights during the vesting period. Diluted EPS is calculated on the basis of the weighted average number of shares outstanding during the period plus potential dilutive shares.

The following table sets forth earnings per share calculations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$76,741
Less:
Preferred stock dividends	—
Earnings allocated to participating securities	(166)
Basic EPS — income allocated to common stockholders	$76,575	141,962	$0.54
Effect of dilutive securities:
Stock options	—	79
Restricted stock units	80	447
Warrants	—	144
Diluted EPS — income allocated to common stockholders	$76,655	142,632	$0.54

	Three Months Ended March 31, 2013
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$72,091
Less:
Preferred stock dividends	(1,714)
Earnings allocated to participating securities	(584)
Basic EPS — income allocated to common stockholders	$69,793	137,648	$0.51
Effect of dilutive securities:
Stock options	—	51
Restricted stock units	36	242
Convertible preferred stock	1,714	5,578
Diluted EPS — income allocated to common stockholders	$71,543	143,519	$0.50

The following average outstanding stock options and restricted stock units for the three months ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Stock options	81	270
Restricted stock units	168	133

Accumulated Other Comprehensive (Loss) Income — As of March 31, 2014, total accumulated other comprehensive loss was ($17.0) million which includes the following components: net unrealized loss on securities available for sale of ($17.1) million and unrealized gain on other investments of $62 thousand. As of December 31, 2013, total accumulated other comprehensive loss was ($30.5) million which includes the following components: net unrealized loss on securities available for sale of ($30.5) million and unrealized gain on other asset investment of $79 thousand.

Activity in accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2014 and 2013, was as follows:

	Unrealized gain (loss) on
	investment securities	Unrealized gain on
	available-for-sale	other investments	Total
	(In thousands)
Balance, December 31, 2012	$4,643	$26	$4,669
Other comprehensive income before reclassifications	4,741	10	4,751
Amounts reclassified from AOCI	(3,235)	—	(3,235)
Net current period other comprehensive income	1,506	10	1,516
Balance, March 31, 2013	$6,149	$36	$6,185
Balance, December 31, 2013	$(30,538)	$79	$(30,459)
Other comprehensive income before reclassifications	15,422	(17)	15,405
Amounts reclassified from AOCI	(1,983)	—	(1,983)
Net current period other comprehensive income	13,439	(17)	13,422
Balance, March 31, 2014	$(17,099)	$62	$(17,037)

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 was as follows:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income	Where Net Income is Presented
	(In thousands)
Three Month Ended March 31, 2014
Investment securities available for sale
Realized net gains on sale of securities	$3,418	Net gain on sales of investment securities
	3,418
	(1,435)	Tax expense
Total reclassifications	$1,983	Net of tax
Three Months Ended March 31, 2013
Investment securities available for sale
Realized net gains on sale of securities	$5,577	Net gain on sales of investment securities
	5,577
	(2,342)	Tax expense
Total reclassifications	$3,235	Net of tax

The following table sets forth the tax effects allocated to each component of other comprehensive income for the three months ended March 31, 2014 and 2013:

		Tax
	Before-Tax	Expense	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Three Months Ended March 31, 2014
Unrealized gain on investment securities available-for-sale:
Unrealized holding gains arising during period	$26,590	$(11,168)	$15,422
Less: reclassification adjustment for gains included in income	(3,418)	1,435	(1,983)
Net unrealized gain	23,172	(9,733)	13,439
Unrealized loss on other investments	(29)	12	(17)
Less: reclassification adjustment for gains included in income	—	—	—
Other comprehensive income	$23,143	$(9,721)	$13,422

		Tax
	Before-Tax	Expense	Net-of-Tax
	Amount	or Benefit	Amount
	(In thousands)
Three Months Ended March 31, 2013
Unrealized gain on investment securities available-for-sale:
Unrealized holding gains arising during period	$8,174	$(3,433)	$4,741
Less: reclassification adjustment for gains included in income	(5,577)	2,342	(3,235)
Net unrealized gain	2,597	(1,091)	1,506
Unrealized gain on other investments	17	(7)	10
Less: reclassification adjustment for gains included in income	—	—	—
Other comprehensive income	$2,614	$(1,098)	$1,516

NOTE 15 — BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. We have identified three operating segments for purposes of management reporting: 1) Retail Banking; 2) Commercial Banking; and 3) Other. These three business divisions meet the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incurs expenses, and whose operating results are regularly reviewed by the Company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available. The acquisition of MetroCorp has been reflected in the three business operating segments as applicable, as of March 31, 2014.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$98,724	$169,076	$18,373	$286,173
Charge for funds used	(16,045)	(21,328)	(23,123)	(60,496)
Interest spread on funds used	82,679	147,748	(4,750)	225,677
Interest expense	(11,711)	(3,280)	(13,216)	(28,207)
Credit on funds provided	48,193	8,436	3,867	60,496
Interest spread on funds provided	36,482	5,156	(9,349)	32,289
Net interest income	$119,161	$152,904	$(14,099)	$257,966
Provision for loan losses	$2,652	$4,281	$—	$6,933
Depreciation, amortization and accretion	2,571	(3,328)	14,293	13,536
Goodwill	354,163	104,304	—	458,467
Segment pre-tax profit (loss)	50,084	84,735	(23,129)	111,690
Segment assets	7,877,996	13,661,149	5,861,881	27,401,026

	Three Months Ended March 31, 2013
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$82,839	$140,060	$15,524	$238,423
Charge for funds used	(19,983)	(28,073)	9,273	(38,783)
Interest spread on funds used	62,856	111,987	24,797	199,640
Interest expense	(12,644)	(4,378)	(12,110)	(29,132)
Credit on funds provided	32,395	3,623	2,765	38,783
Interest spread on funds provided	19,751	(755)	(9,345)	9,651
Net interest income	$82,607	$111,232	$15,452	$209,291
Provision for loan losses	$3,680	$647	$—	$4,327
Depreciation, amortization and accretion	2,420	(2,819)	15,396	14,997
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	18,927	66,681	20,902	106,510
Segment assets	6,665,478	10,464,086	5,972,391	23,101,955

NOTE 16 — SUBSEQUENT EVENTS

Dividend Payout

In April 2014, the Company’s Board of Directors declared a quarterly dividend of $0.18 per share on the Company’s common stock payable on or about May 19, 2014 to shareholders of record as of May 2, 2014.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the consolidated results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and the condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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

•                                          investment securities;

•                                          acquired loans;

•                                          covered loans;

•                                          covered other real estate owned;

•                                          FDIC indemnification asset;

•                                          allowance for loan losses;

•                                          other real estate owned;

•                                          loan, OREO, and note sales;

•                                          goodwill impairment; and

•                                          share-based compensation.

Our significant accounting policies are described in greater detail in our 2013 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Condensed Consolidated Financial Statements, “Significant Accounting Policies,” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For the first quarter of 2014, net income was $76.7 million or $0.54 per diluted share. Net income increased by $959 thousand or 1% from the fourth quarter of 2013 and increased $4.7 million or 6% from the first quarter of 2013. Earnings per diluted share decreased $0.01 or 2% from the fourth quarter of 2013 and grew $0.04 or 8% from the first quarter of 2013.

At March 31, 2014, total assets increased to $27.40 billion compared to $24.73 billion at December 31, 2013. Average earning assets increased during the first quarter of 2014, up $1.46 billion or 6% from the fourth quarter of 2013. The increase in total assets and average earning assets during the first quarter was primarily attributable to increases in average balances for non-covered loans, due to the $1.19 billion of MetroCorp loans acquired.

Total loans receivable (including both covered and non-covered loans) at March 31, 2014 was $19.92 billion, compared to $18.08 billion as of December 31, 2013. During the first quarter, total loans grew $1.84 billion or 10% to a record $19.92 billion as of March 31, 2014. This growth was largely due to the increase in non-covered commercial loans, partially offset by a decrease in loans covered under loss-sharing agreements.

Covered loans, net of discount totaled $2.04 billion as of March 31, 2014, decreased $160.3 million or 7% from December 31, 2013. The decrease in the covered loan portfolio was primarily due to payoffs and paydown activity.

At March 31, 2014, total deposits grew to a record $22.83 billion, an increase of $2.42 billion or 12% from $20.41 billion at December 31, 2013. In the first quarter of 2014, the Company continued to execute its strategy to grow low-cost, commercial deposits while reducing its reliance on time deposits. Core deposits increased to a record $16.44 billion at March 31, 2014 compared to $14.59 billion at December 31, 2013. The increase in core deposits was mainly due to the overall increase in noninterest-bearing demand deposits and the core deposits acquired from MetroCorp.

Additionally, on January 17, 2014, the Company completed the MetroCorp acquisition. MetroCorp further expands the Bank’s network in the Houston, Dallas and San Diego markets and operates 19 branches under its two subsidiary banks, MetroBank and Metro United Bank. See Note 3 to the Company’s condensed consolidated financial statements for complete discussion and disclosure of the MetroCorp acquisition.

Credit Quality

Non-covered Loans

For the first quarter of 2014, the Company recorded a provision for loan losses for non-covered loans of $8.0 million. This compares to a provision for loan losses of $6.3 million for the fourth quarter of 2013 and a reversal of provision for loan losses of $762 thousand for the first quarter of 2013. Total net charge-offs on non-covered loans increased to $4.1 million for the first quarter of 2014, up from net recoveries of $1.3 million in the fourth quarter of 2013. The allowance for non-covered loan losses was $245.6 million or 1.42% of non-covered loans receivable at March 31, 2014. This compares to an allowance for non-covered loan losses of $241.9 million or 1.54% of non-covered loans at December 31, 2013 and $228.8 million or 1.85% of non-covered loans at March 31, 2013.

Covered Loans

During the first quarter of 2014, the Company recorded a reversal of provision for loan losses of $954 thousand on covered loans outside of the scope of ASC 310-30 and $67 thousand on covered loans within the scope of ASC 310-30.  As these loans are covered under loss-sharing agreements with the FDIC, for any charge-offs, the Company records income of 80% of the charge-off amount in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings of 20% of the charge-off amount. For all recoveries the Company also shares 80% of the amounts recovered with the FDIC.

Capital Strength

The Company’s capital ratios remain strong. As of March 31, 2014, the Company’s Tier 1 leverage capital ratio totaled 8.5%, Tier 1 risk-based capital ratio totaled 11.2% and total risk-based capital ratio totaled 13.0%.

The Company is focused on active capital management and is committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a strong return to our shareholders.

The Company’s Board of Directors approved the payment of second quarter dividends on the common stock. The common stock cash dividend of $0.18 is payable on or about May 19, 2014 to shareholders of record on May 2, 2014.

Results of Operations

Net income for the first quarter of 2014 totaled $76.7 million, compared with $72.1 million for the first quarter of 2013. Diluted earnings per share was $0.54 and $0.50 for the first quarters of 2014 and 2013, respectively. Our annualized return on average total assets was 1.18% for the quarter ended March 31, 2014, compared to 1.30% for the same period in 2013. The annualized return on average common stockholders’ equity was 12.05% for the first quarter of 2014, compared with 12.45% for the first quarter of 2013.

Components of Net Income

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Net interest income	$257.9	$209.3
(Provision for) reversal of loan losses, excluding covered loans	(8.0)	0.8
Reversal of (provision for) loan losses on covered loans	1.0	(5.1)
Noninterest loss	(14.9)	(2.1)
Noninterest expense	(124.4)	(96.4)
Provision for income taxes	(34.9)	(34.4)
Net income	$76.7	$72.1
Annualized return on average total assets	1.18%	1.30%
Annualized return on average common equity	12.05%	12.45%
Annualized return on average total equity	12.05%	12.30%

Net Interest Income

Our primary source of revenue is net interest income which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income for the first quarter of 2014 totaled $258.0 million, a 23% increase over net interest income of $209.3 million for the same period in 2013.

Net interest margin, defined as net interest income divided by average earning assets, increased by 16 basis points to 4.26% during the first quarter of 2014, from 4.10% during the first quarter of 2013. During the three months ended March 31, 2014 and 2013, our net interest margin and yield on interest-earning assets was positively impacted by the interest income from the covered loans accounted for under ASC 310-30. The interest income on covered loans was $80.7 million with a resulting yield of 15.61% for the three months ended March 31, 2014. In comparison interest income on covered loans was $86.2 million with a resulting yield of 12.29% for the three months ended March 31, 2013. The additional accretion from the covered loans accounted for under ASC 310-30 is the reason for the significant difference between the yields on the covered and the non-covered loans. Over time, as the covered loans payoff, the average covered loan balance will continue to decrease. As such, as the covered loan balances decrease, the interest income from the covered loans accounted for under ASC 310-30 will have less of an impact on our overall net interest margin.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,170,313	$5,602	1.94%	$1,206,840	$4,276	1.44%
Securities purchased under resale agreements	1,341,668	4,853	1.47%	1,628,611	5,529	1.38%
Investment securities available-for-sale (3)	2,582,819	12,276	1.93%	2,632,823	10,210	1.57%
Loans receivable (2)(3)	17,237,804	180,909	4.26%	12,227,933	130,968	4.34%
Loans receivable — covered(2)	2,095,390	80,662	15.61%	2,844,992	86,191	12.29%
FHLB and FRB stock	113,110	1,871	6.71%	154,594	1,249	3.28%
Total interest-earning assets	24,541,104	286,173	4.73%	20,695,793	238,423	4.67%
Noninterest-earning assets:
Cash and cash equivalents	311,267			352,010
Allowance for loan losses	(255,759)			(236,287)
Other assets	1,733,574			1,765,122
Total assets	$26,330,186			$22,576,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$1,838,201	$981	0.22%	$1,285,270	$891	0.28%
Money market accounts	5,614,120	3,700	0.27%	5,118,495	4,086	0.32%
Savings deposits	1,734,364	708	0.17%	1,423,090	793	0.23%
Time deposits	6,263,607	10,493	0.68%	6,068,759	11,084	0.74%
Federal funds purchased and other borrowings	93	—	—	279	—	—
FHLB advances	451,884	1,045	0.94%	313,153	1,039	1.35%
Securities sold under repurchase agreements	1,009,062	10,078	4.05%	995,000	10,529	4.29%
Long-term debt	244,026	1,202	2.00%	137,178	710	2.10%
Total interest-bearing liabilities	17,155,357	28,207	0.67%	15,341,224	29,132	0.77%
Noninterest-bearing liabilities:
Demand deposits	6,121,649			4,479,746
Other liabilities	470,456			379,408
Stockholders’ equity	2,582,724			2,376,260
Total liabilities and stockholders’ equity	$26,330,186			$22,576,638
Interest rate spread			4.06%			3.90%
Net interest income and net interest margin		$257,966	4.26%		$209,291	4.10%

(1)	Annualized.
(2)	Average balances include nonperforming loans.
(3)

Includes (amortization) of premiums and accretion of discounts on investment securities and loans receivable totaling ($2.5) million and ($7.5) million for the three months ended March 31, 2014 and 2013, respectively. Also includes the net (amortization) of deferred loans fees totaling ($3.1) million and ($4.3) million for the three months ended March 31, 2014 and 2013, respectively.

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

	Three Months Ended March 31,
	2014 vs. 2013
	Total	Changes Due to
	Change	Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Due from banks and short-term investments	$1,326	$(133)	$1,459
Securities purchased under resale agreements	(676)	(1,021)	345
Investment securities available-for-sale	2,066	(199)	2,265
Loans receivable	49,941	52,629	(2,688)
Loans receivable — covered	(5,529)	(25,742)	20,213
FHLB and FRB stock	622	(407)	1,029
Total interest and dividend income	$47,750	$25,127	$22,623
INTEREST-BEARING LIABILITIES:
Checking accounts	$90	$326	$(236)
Money market accounts	(386)	371	(757)
Savings deposits	(85)	153	(238)
Time deposits	(591)	348	(939)
FHLB advances	6	377	(371)
Securities sold under repurchase agreements	(451)	147	(598)
Long-term debt	492	528	(36)
Total interest expense	$(925)	$2,250	$(3,175)
CHANGE IN NET INTEREST INCOME	$48,675	$22,877	$25,798

(1)	Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The Company recorded a provision for loan losses on non-covered loans of $8.0 million during the first quarter of 2014. In comparison, the Company recorded a reversal of provision for loan losses on non-covered loans of $762 thousand during the first quarter of 2013. The Company recorded $4.1 million of net charge-offs on non-covered loans during the first quarter of 2014, compared with $540 thousand in net charge-offs recorded during the first quarter of 2013.

During the first quarter of 2014, the Company also recorded a reversal of provision for loan losses of $954 thousand on covered loans outside of the scope of ASC 310-30. In comparison, the Company recorded a provision for loan losses of $3.1 million on covered loans outside of the scope of ASC 310-30 during the first quarter of 2013. Net charge-offs of $206 thousand was recorded on covered loans outside of the scope of ASC 310-30 during the first quarter of 2014. In comparison, the Company recorded net charge-offs of $132 thousand during the first quarter of 2013 on covered loans outside of the scope of ASC 310-30.

The Company recorded a reversal of provision for loan losses of $67 thousand on covered loans within the scope of ASC 310-30 during the first quarter of 2014. In comparison, the Company recorded $2.0 million of provision for loan losses on covered loans within the scope of ASC 310-30 during the first quarter of 2013. There were no net charge-offs on covered loans within the scope of ASC 310-30 during the first quarter of 2014 and 2013.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest (Loss) Income

The following table sets forth the various components of noninterest (loss) income for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Decrease in FDIC indemnification asset and receivable	$(53.6)	$(31.9)
Branch fees	9.4	7.7
Net gain on sales of investment securities	3.4	5.6
Letters of credit fees and commissions	6.2	5.1
Foreign exchange income	0.7	2.3
Ancillary loan fees	2.5	2.1
Income from life insurance policies	1.2	1.0
Net gain on sales of loans	6.2	0.1
Other operating income	9.1	5.9
Total	$(14.9)	$(2.1)

Noninterest (loss) income includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities, foreign exchange activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale and other assets, (decrease) in the FDIC indemnification asset and receivable, income from life insurance policies and other noninterest-related revenues.

The Company recorded a noninterest loss of $14.9 million for the three months ended March 31, 2014, an increased loss of $12.8 million, compared to noninterest loss of $2.1 million recorded for the same period in 2013. The increase in noninterest loss is primarily due to an increase in net reduction of the FDIC indemnification asset, partially offset by increases in net gain on sale of loans and other operating income.

For the three months ended March 31, 2014, the net reduction in the FDIC indemnification asset and receivable recorded in noninterest loss was $53.6 million. The decrease in the FDIC indemnification asset and receivable resulted from reductions in the loss rate assumptions due to the continuing, better than expected, performance of the covered loans as well as loan disposal activity, recoveries and amortization as well as proceeds from reimbursable expense claims. During the first quarter of 2014, the Company incurred $2.5 million in expenses on covered loans and other real estate owned, 80% or $2.0 million of which is reimbursable from the FDIC.

Letters of credit fees and commissions income for the three months ended March 31, 2014 was $6.2 million, compared to $5.1 million for the three months ended March 31, 2013. The increase for the three months ended March 31, 2014 results from an increased volume in trade finance loans and credit enhancements.

Branch fees for the three months ended March 31, 2014 was $9.4 million, compared to $7.7 million for the three months ended March 31, 2013. The increase for the three months ended March 31, 2014 results from an increased volume in customer transactions.

For the first quarter of 2014, the net gain on sales of loans was $6.2 million as compared to net gain on sales of loans of $94 thousand for the first quarter of 2013. Periodically, the Company buys and sells loans within the loans held for sale portfolio. The net gain on sales of loans during the first three months of 2014 was mainly due to the sale of government guaranteed student loans and SBA loans of approximately $132.3 million and $26.6 million, respectively.  In comparison, the Company had minimal loan sales during the first three months of 2013.

Noninterest Expense

The following table sets forth the various components of noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Compensation and employee benefits	$59.3	$45.7
Occupancy and equipment expense	15.8	13.8
Amortization of investments in affordable housing partnerships and other investments	6.0	4.3
Amortization of premiums on deposits acquired	2.5	2.4
Deposit insurance premiums and regulatory assessments	5.7	3.8
Loan related expenses	2.6	3.6
Other real estate owned expense (gain on sale)	1.3	(1.0)
Legal expense	3.8	4.4
Data processing	8.2	2.4
Deposit related expenses	1.7	1.6
Consulting expense	1.0	0.5
Other operating expenses	16.5	14.9
Total noninterest expense	$124.4	$96.4

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, increased $28.0 million, to $124.4 million during the first quarter of 2014, compared to $96.4 million for the same quarter in 2013.

Compensation and employee benefits increased $13.6 million, or 30%, to $59.3 million for the three months ended March 31, 2014, compared to $45.7 million for the same period in 2013. The increase is due to severance and retention costs related to MetroCorp and increased headcount.

Other real estate owned expense increased $2.3 million to $1.3 million for the three months ended March 31, 2014, compared to a net gain on sale of $1.0 million for the same period in 2013. The increase in other real estate owned expense is mainly due to a decrease in OREO sold with a gain.

Legal expense decreased to $3.8 million in the first quarter of 2014, compared to $4.4 million in the first quarter of 2013. The decrease during the first quarter 2014 compared to the first quarter 2013 is primarily due to the resolution of certain litigation in 2013.

Data processing expense increased $5.8 million, or 242%, to $8.2 million for the three months ended March 31, 2014, compared to $2.4 million for the same period in 2013. The increase during the first quarter 2014 compared to the first quarter 2013 is primarily related to the acquisition of MetroCorp and the one time related system contract termination costs.

Income Taxes

The provision for income taxes was $34.9 million for the first quarter of 2014, representing an effective tax rate of 31.3%, compared to $34.4 million for the same period in 2013, representing an effective tax rate of 32.3%. Included in income taxes recognized during the first quarter of 2014 and 2013 are $11.1 million and $5.3 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships and other investments. Additionally, during the first quarter of 2013, the effective tax rate was reduced by the impact of $1.6 million due to the retroactive extension of certain exemptions as part of the American Taxpayer Relief Act of 2012 which was signed into law in January 2013.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of March 31, 2014, the Company had a net deferred tax asset of $253.9 million.

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

For more information about our segments, including information about the underlying accounting and reporting process, please see Note 15 to the Company’s condensed consolidated financial statements.

Retail Banking

The Retail Banking segment reported pretax income of $50.1 million for the three months ended March 31, 2014, compared to $18.9 million for the same period in 2013. The increase in pretax income for this segment during the three months ended March 31, 2014 was primarily due to an increase in net interest income and a decrease in provision for loan losses, partially offset by higher noninterest loss and noninterest expense.

Net interest income for this segment increased $36.6 million to $119.2 million during the quarter ended March 31, 2014, compared to $82.6 million for the same period in 2013. The increase in net interest income was attributed to growth from single family and consumer loans and lower cost of deposits.

Noninterest loss for this segment increased $1.7 million to a noninterest loss of $2.4 million for the three months ended March 31, 2014, as compared to a noninterest loss of $0.7 million recorded for the same period in 2013. The increase in noninterest loss was primarily due to a decrease in FDIC indemnification asset and receivable, partially offset by increases in branch and wealth management fees and gain on sales of student loans.

Noninterest expense for this segment increased $2.2 million to $52.3 million during the first quarter of 2014, compared to $50.1 million for the same period in 2013. The increase during the quarter was primarily due to increases in compensation and employee benefits and FDIC insurance premium expense.

Commercial Banking

The Commercial Banking segment reported pretax income of $84.7 million for the quarter ended March 31, 2014, compared to $66.7 million for the same period in 2013. The increase in pretax income during the three months ended March 31, 2014 was attributable to an increase in net interest income, partially offset by increases in provision for loan losses, noninterest loss and noninterest expense.

Net interest income for this segment increased $41.7 million to $152.9 million for the first quarter of 2014, compared to $111.2 million for the same period in 2013. The increase in net interest income for the first three months of 2014, despite lower interest yields, was primarily due to growth on commercial loans combined with higher discount accretion to interest income from the covered loan portfolio and lowered cost of deposits.

Noninterest loss for this segment increased $10.7 million to a noninterest loss of $21.7 million during the first quarter of 2014, compared to a noninterest loss of $11.0 million for the same period in 2013. The increase in noninterest loss was primarily due to a decrease in the FDIC indemnification asset and receivable, partially offset by higher loan and branch fees and gains from sales of SBA loans.

Noninterest expense for this segment increased $13.5 million to $45.8 million during the first quarter of 2014, compared to $32.3 million for the same period in 2013. The increase in noninterest expense was primarily due to increases in compensation and employee benefits, OREO related expenses and FDIC insurance premium expenses.

Other

The Other segment reported pretax loss of $23.1 million for the quarter ended March 31, 2014, compared to pretax income of $20.9 million recorded for the same period in 2013.

Net interest income for this segment decreased $29.6 million to a net interest loss of $14.1 million for the three months ended March 31, 2014, compared to net interest income of $15.5 million for the same period in 2013. The Other segment includes activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the bank and it supports the Retail Banking and Commercial Banking segments through funds transfer pricing which is the primary cause of the decrease in net interest income. In addition, it bears the cost of adverse movements in interest rates which affect the net interest margin.

Noninterest income for this segment decreased $0.4 million to $9.2 million for the three months ended March 31, 2014, compared to noninterest income of $9.6 million for the same period in 2013. The decrease in noninterest income for the first three months of 2014 was primarily due to lower gains on sales of investment securities.

Noninterest expense for this segment increased $12.3 million to $26.3 million for the quarter ended March 31, 2014, compared to $14.0 million for the same period in 2013. The increase in noninterest expense was primarily due to increases in compensation and employee benefits, data processing expenses, amortization expenses of investment on affordable housing partnerships and other one-time merger and integration expenses related to the MetroCorp acquisition.

Balance Sheet Analysis

Total assets increased $2.67 billion, or 11%, to $ 27.40 billion as of March 31, 2014, compared to $24.73 billion as of December 31, 2013. The increase in total assets was primarily due to the acquisition of MetroCorp including $1.11 billion of acquired loans; as well as growth in non-covered loans of $888.0 million. These increases in total assets during the first quarter of 2014 were partially offset by decreases in covered loans of $160.3 million, FDIC indemnification asset of $47.2 million and securities purchased under resale agreement of $100.0 million. The decrease in covered loans was primarily due to payoffs and paydown activity.

The $2.42 billion increase in total deposits is mainly due to a $1.60 billion and $815.0 million increase in interest bearing and non-interest-bearing deposits, respectively. Of this increase, $1.29 billion was attributed to the acquisition of MetroCorp and the remainder due to organic growth.

Further details of the MetroCorp acquisition are disclosed at Note 3 to the Company’s condensed consolidated financial statements.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total securities resale agreements decreased $100.0 million or 8%, to $1.20 billion as of March 31, 2014, compared with $1.30 billion as of December 31, 2013.

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

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an appropriate mix of fixed rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, U.S. Government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of March 31, 2014 and December 31, 2013.

Total investment securities available-for-sale decreased to $2.47 billion as of March 31, 2014, compared with $2.73 billion at December 31, 2013. The investment portfolio had net unrealized losses of $30.0 million as of March 31, 2014 and net unrealized loss of $52.7 million as of December 31, 2013. The unrealized losses on these securities are primarily attributed to the rise in interest rates, together with the widened liquidity spread and credit spread. Total repayments/maturities and proceeds from sales of investment securities amounted to $151.4 million and $330.2 million, respectively, during the three months ended March 31, 2014. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $138.1 million during the three months ended March 31, 2014. We recorded net gains on sales of investment securities totaling $3.4 million and $5.6 million during the first quarter of 2014 and 2013, respectively. At March 31, 2014, investment securities available-for-sale with a par value of $1.88 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, the FRB discount window, and for other purposes required or permitted by law.

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

As of March 31, 2014, the Company holds a minimal portfolio of foreign corporate debt securities. These securities represent less than 1% of both the available-for-sale portfolio and total assets. The majority of the securities are issued by Australian financial institutions. Due to the minimal holdings, the Company notes the potential exposure is limited.

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at March 31, 2014.

			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
As of March 31, 2014
Available-for-sale
U.S. Treasury securities	$—	—%	$418,369	0.81%	$9,884	1.69%	$—	—%	$428,253	0.83%
U.S. Government agency and U.S. Government sponsored enterprise debt securities	342,811	1.67%	16,753	2.39%	25,121	3.74%	—	—%	384,685	1.83%
U.S. Government agency and U.S. Government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	528	2.56%	2,044	3.94%	95,650	3.16%	20,885	2.58%	119,107	3.06%
Residential mortgage-backed securities	—	—%	—	—%	13,541	1.48%	810,564	1.86%	824,105	1.85%
Municipal securities	—	—%	62,882	2.61%	206,462	2.53%	14,553	3.73%	283,897	2.61%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	57,007	3.48%	57,007	3.48%
Other commercial mortgage-backed securities:
Investment grade	—	—%	—	—%	51,419	2.49%	—	—%	51,419	2.49%
Corporate debt securities:
Investment grade	1,175	3.35%	1,494	3.94%	127,919	1.91%	79,103	1.54%	209,691	1.79%
Non-investment grade	11,262	1.89%	—	—%	—	—%	4,250	3.89%	15,512	2.50%
Other securities	28,511	1.56%	—	—%	72,557	6.50%	—	—%	101,068	5.05%
Total investment securities available-for-sale	$384,287		$501,542		$602,553		$986,362		$2,474,744

For complete discussion and disclosure see Note 6 to the Company’s condensed consolidated financial statements.

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
Residential single-family	$276,330	12%	$290,095	12%
Residential multifamily	374,252	17%	403,508	16%
Commercial and industrial real estate	1,031,161	45%	1,103,530	45%
Construction and land	110,130	5%	163,833	7%
Total real estate loans	1,791,873	79%	1,960,966	80%
Other loans:
Commercial business	$395,718	18%	$426,621	17%
Other consumer	72,368	3%	73,973	3%
Total other loans	468,086	21%	500,594	20%
Total principal balance	2,259,959	100%	2,461,560	100%
Covered discount	(224,635)		(265,917)
Allowance on covered loans	(6,518)		(7,745)
Total covered loans, net	$2,028,806		$2,187,898

FDIC Indemnification Asset

During the first quarter of 2014 and 2013, the Company recorded $28.5 million and $8.7 million of amortization to the FDIC indemnification asset, respectively. Additionally, the Company recorded a $11.8 million and $23.2 million reduction to the FDIC indemnification asset for the three months ended March 31, 2014 and 2013, respectively.  As these covered loans are removed from their respective pools, due to payoffs and charge-offs, the Company records a proportional amount of accretable yield into interest income.  Correspondingly, the Company removes the indemnification asset associated with those removed loans and the adjustments are recorded into noninterest income. During the first quarter 2014, the estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference) was reduced as the loss on certain loan pools was evaluated and determined to be lower than expected. As a result of the reduction in the non-accretable yield, the accretable yield increased, as did the amortization of the FDIC indemnification asset. Due to the greater expected collectability on the remaining covered loans, the accrued liability to the FDIC also increased during the first quarter 2014.

FDIC Receivable

As of March 31, 2014, the FDIC loss-sharing receivable was $19.6 million as compared to $30.3 million as of December 31, 2013. This receivable represents current reimbursable amounts from the FDIC, under the FDIC loss-sharing agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan related expenses, and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 8 to the Company’s condensed consolidated financial statements.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable, including loans held for sale, increased $2.01 billion, or 13%, to $17.63 billion at March 31, 2014, relative to December 31, 2013. During the first three months of 2014, proceeds from sales of loans held for sale were $135.8 million resulting in net gains on sale of $3.5 million.

As of March 31, 2014, $483.7 million of loans were held in our overseas offices, including our Hong Kong branch and our subsidiary bank in China. $66.0 million of the $483.7 million of foreign loans are covered under the loss share agreements with the FDIC. In total these foreign loans represent approximately 2% of total consolidated assets. These loans are included in the Composition of Loan Portfolio table below and the Composition of Covered Loan Portfolio table above.

The following table sets forth the composition of the non-covered loan portfolio as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$3,238,298	19%	$3,192,875	20%
Multifamily	1,111,188	6%	992,434	6%
Total residential	4,349,486	25%	4,185,309	26%
Commercial Real Estate (“CRE”):
Income producing	5,118,377	30%	4,301,030	27%
Construction	197,628	1%	140,186	1%
Land	203,915	1%	143,861	1%
Total CRE	5,519,920	32%	4,585,077	29%
Commercial and Industrial (“C&I”):
Commercial business	5,533,379	32%	4,637,056	30%
Trade finance	667,704	4%	723,137	5%
Total C&I	6,201,083	36%	5,360,193	35%
Consumer:
Student loans	184,900	1%	679,220	4%
Other consumer	1,053,022	6%	868,518	6%
Total consumer	1,237,922	7%	1,547,738	10%
Total loans (1)	17,308,411	100%	15,678,317	100%
Unearned fees, premiums, and discounts, net	(9,349)		(23,672)
Allowance for loan losses	(245,618)		(241,930)
Loans held for sale	577,353		204,970
Loans receivable, net	$17,630,797		$15,617,685

(1)       Loans net of ASC 310-30 discount.

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

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $160.9 million, or 0.59% of total assets, at March 31, 2014 and $130.6 million, or 0.53% of total assets, at December 31, 2013. Nonaccrual loans amounted to $132.5 million at March 31, 2014, compared with $111.7 million at December 31, 2013. During the first three months of 2014, we took actions to reduce our exposure to problem assets. In conjunction with these efforts, we sold non-covered OREO properties with a carrying value of $2.4 million during the first three months of 2014 for a net gain of $221 thousand. Also during the first three months of 2014 we sold notes with a carrying value of $100 thousand for proceeds of $100 thousand. Net charge-offs for non-covered nonperforming loans was $4.1 million for the three months ended March 31, 2014. For non-covered OREO properties, write-downs of $74 thousand were recorded for the three months ended March 31, 2014.

Loans totaling $46.4 million were placed on nonaccrual status during the first quarter of 2014. Loans totaling $45.4 million which were not 90 days past due as of March 31, 2014, were included in nonaccrual loans as of March 31, 2014. Additions to nonaccrual loans during the first quarter of 2014 were offset by $5.9 million in gross charge-offs, $10.9 million in payoffs and principal paydowns, $3.0 million in loans that were transferred to other real estate owned and $5.7 million in loans brought current. Additions to nonaccrual loans during the first quarter of 2014 were comprised of $24.5 million in commercial real estate loans, $13.1 million in commercial and industrial loans, $7.8 million in residential loans and $968 thousand in consumer loans.

The Company had $71.3 million and $71.8 million in total performing troubled debt restructured loans as of March 31, 2014 and December 31, 2013, respectively. Nonperforming TDR loans were $13.7 million and $11.1 million at March 31, 2014 and December 31, 2013, respectively, and are included in nonaccrual loans. Included in the total TDR loans were $3.4 million and $4.3 million of performing A/B notes as of March 31, 2014 and December 31, 2013, respectively. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B note is comprised of A note balances only. A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. As of March 31, 2014, TDR loans were comprised of $39.3 million in commercial real estate loans, $24.2 million in residential loans, $20.8 million in commercial and industrial loans, and $742 thousand in consumer loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. At March 31, 2014, total non-covered OREO was $28.4 million, compared to $18.9 million at December 31, 2013. During the first three months of 2014, the Company had an addition of $12.5 million to OREO, of which $9.4 million was related to the MetroCorp acquisition, discussed at Note 3 to the Company’s condensed consolidated financial statements. Additionally, the Company recorded $74 thousand in write-downs. During this period, the Company also had a total of $2.7 million in total proceeds for OREO properties sold, resulting in a total net gain on sale of $221 thousand. As previously mentioned, losses on sales of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Nonaccrual loans	$132,526	$111,651
Loans 90 or more days past due but not on nonaccrual	—	—
Total nonperforming loans	132,526	111,651
Non-covered other real estate owned, net	28,421	18,900
Total nonperforming assets	$160,947	$130,551
Performing restructured loans	$71,336	$71,826
Total nonperforming assets to total assets	0.59%	0.53%
Allowance for non-covered loan losses to nonperforming loans	185.34%	216.68%
Nonperforming loans to total gross non-covered loans	0.74%	0.70%

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

At March 31, 2014, the Company’s total recorded investment in impaired loans was $184.3 million, compared with $183.5 million at December 31, 2013. All nonaccrual and doubtful loans held for investment are included in impaired loans. Impaired loans at March 31, 2014 are comprised of income producing commercial real estate loans totaling $66.5 million, multifamily loans totaling $36.1 million, commercial business loans totaling $42.8 million, single-family loans totaling $19.1 million, CRE land loans totaling $12.2 million, CRE construction loans totaling $6.9 million and other consumer loans totaling $742 thousand. As of March 31, 2014, the allowance for loan losses included $26.7 million for impaired loans with a total recorded balance of $85.2 million. As of December 31, 2013, the allowance for loan losses included $24.1 million for impaired loans with a total recorded balance of $73.5 million.

The following table sets forth information regarding impaired loans as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Single-family	$19,066	10%	$15,173	8%
Multifamily	36,089	20%	41,114	22%
Total residential impaired loans	55,155	30%	56,287	30%
Commercial Real Estate (“CRE”):
Income producing	66,530	36%	65,268	35%
Construction	6,888	4%	6,888	4%
Land	12,175	7%	12,280	7%
Total CRE impaired loans	85,593	47%	84,436	46%
Commercial and Industrial (“C&I”):
Commercial business	41,904	23%	38,337	21%
Trade finance	877	—%	1,190	1%
Total C&I impaired loans	42,781	23%	39,527	22%
Consumer:
Student loans	—	—%	1,681	1%
Other consumer	742	—%	1,546	1%
Total consumer impaired loans	742	—%	3,227	2%
Total gross impaired loans	$184,271	100%	$183,477	100%

The average recorded investment in impaired loans at March 31, 2014 and December 31, 2013 totaled $184.8 million and $185.4 million, respectively. During the three months ended March 31, 2014 and 2013, gross interest income that would have been recorded on nonaccrual loans had they performed in accordance with their original terms totaled $2.0 million and $1.7 million, respectively. Of these amounts, actual interest recognized on nonaccrual loans, on a cash basis, was $769 thousand and $606 thousand for the three months ended March 31, 2014 and 2013, respectively.

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. While we believe that the allowance for loan losses is appropriate at March 31, 2014, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

Non-covered Loans

As of March 31, 2014, the allowance for loan losses on non-covered loans amounted to $245.6 million, or 1.42% of total non-covered loans receivable, compared with $241.9 million or 1.54% of total non-covered loans receivable as of December 31, 2013 and $228.8 million or 1.85% of total non-covered loans receivable as of March 31, 2013.

We recorded a provision for loan losses on non-covered loans of $8.0 million during the first quarter of 2014. In comparison, we recorded a reversal of provision for loan losses on non-covered loans of $762 thousand during the first quarter 2013. The increase in provision for the three months ended March 31, 2014 as compared to the same period of 2013 is mainly due to an increase in net charge-offs. During the first quarter of 2014, we recorded $4.1 million in net charge-offs on non-covered loans representing 0.10% of average non-covered loans outstanding during the quarter, on an annualized basis. In comparison, we recorded net charge-offs totaling $540 thousand on non-covered loans representing 0.02% of average non-covered loans outstanding, on an annualized basis, for the same period in 2013.

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $11.5 million at March 31, 2014, compared to $11.3 million at December 31, 2013. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

Covered Loans

At March 31, 2014, included in covered loans are $281.9 million of additional advances under the shared-loss agreements which are not accounted for under ASC 310-30, and are subject to the allowance for loan losses on covered loans. The Bank has considered these additional advances on commitments covered under the shared-loss agreements in the allowance for loan losses calculation. These additional advances are within our loan segments as follows: $219.1 million of commercial and industrial loans, $21.0 million of commercial real estate loans, $30.7 million of consumer loans, and $11.1 million of residential loans.

At March 31, 2014, the total allowance for loan losses on covered loans amounted to $6.5 million, compared with $7.7 million at December 31, 2013 and $10.1 million at March 31, 2013. The $1.2 million decrease in the total allowance for loan losses on covered loans at March 31, 2014, from year-end 2013, primarily reflects a total of $1.0 million reversal of loan loss provisions plus $206 thousand in net charge-offs recorded during the three months of 2014. Within the $6.5 million in total allowance for loan losses on covered loans at March 31, 2014 is $4.3 million related to covered loans outside of scope of ASC 310-30, which is allocated within our loan segments as follows: $2.9 million for commercial and industrial loans, $887 thousand for commercial real estate loans, $305 thousand for consumer loans and $169 thousand for residential loans. The remaining $2.2 million of allowance for loans losses on covered loans under ASC 310-30 is allocated mainly to the portfolio’s commercial real estate segment.

The $1.0 million reversal of the total loan loss provisions on covered loans included $954 thousand outside the scope of ASC 310-30 and $67 thousand under ASC 310-30 during the first quarter of 2014. In comparison, we recorded loan loss provisions of $3.1 million on covered loans outside the scope of ASC 310-30 and $2.0 million on covered loans under ASC 310-30 during the first quarter of 2013. There were $206 thousand in charge-offs recorded on covered loans outside the scope of ASC 310-30, for the three months ended March 31, 2014. In comparison, we recorded a net charge-offs of $132 thousand on these loans for the same period in 2013. There were no charge-offs in either the three months ended March 31, 2014 or 2013 for the covered loans under ASC 310-30 that were beyond the loan pools associated discount.

The following table summarizes activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
NON-COVERED LOANS
Allowance for non-covered loans, beginning of period	$241,930	$229,382
Provision allocation for unfunded loan commitments and letters of credit	(215)	716
Provision for (reversal of) loan losses, excluding covered loans	7,954	(762)
Gross charge-offs:
Residential	282	311
Commercial real estate	320	1,005
Commercial and industrial	5,325	1,261
Consumer	3	346
Total gross charge-offs	5,930	2,923
Gross recoveries:
Residential	136	768
Commercial real estate	829	289
Commercial and industrial	911	531
Consumer	3	795
Total gross recoveries	1,879	2,383
Net charge-offs	4,051	540
Allowance balance for non-covered loans, end of period	$245,618	$228,796
COVERED LOANS
Allowance for covered loans not accounted under ASC 310-30, beginning of period (1)	$5,476	$5,153
(Reversal of) provision for loan losses on covered loans not accounted under ASC 310-30	(954)	3,097
Gross charge-offs:
Commercial and industrial	206	132
Total gross charge-offs	206	132
Allowance for covered loans not accounted under ASC 310-30, end of period (1)	$4,316	$8,118
Allowance for covered loans accounted under ASC 310-30, beginning of period (2)	$2,269	$—
(Reversal of) provision for loan losses on covered loans accounted under ASC 310-30	(67)	1,992
Allowance for covered loans accounted under ASC 310-30, end of period (2)	$2,202	$1,992
Total allowance for loan losses on covered loans, end of period	$6,518	$10,110
Average non-covered loans outstanding	$17,237,804	$12,227,933
Total non-covered loans outstanding, end of period	$17,308,411	$12,375,028
Annualized net charge-offs on non-covered loans to average non-covered loans	0.10%	0.02%
Allowance for non-covered loan losses to total non-covered loans held for investment at end of period	1.42%	1.85%

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

The following table reflects the Company’s allocation of the combined non-covered and covered allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(Dollars in thousands)
Residential	$47,827	25%	$50,717	26%
Commercial Real Estate	62,739	32%	64,677	29%
Commercial and Industrial	124,201	36%	115,184	35%
Consumer	10,851	7%	11,352	10%
Covered loans subject to allowance for loan losses	6,518	—%	7,745	—%
Total	$252,136	100%	$249,675	100%

Deposits

The Bank offers a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $2.42 billion to $22.83 billion as of March 31, 2014 from $20.41 billion as of December 31, 2013. The increase in total deposits during the quarter was mainly due to the $1.32 billion of deposits acquired from MetroCorp and the overall increase in non-interest bearing demand deposits.

As of March 31, 2014, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $207.6 million, compared with $203.3 million as of December 31, 2013. Overall, time deposits have increased during the three months ended March 31, 2014 including deposits in the CDARS program. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with other financial institutions to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table presents the composition of the deposit portfolio as of the dates indicated:

	March 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in thousands)
Core deposits:
Noninterest-bearing demand	$6,636,874	$5,821,899	$814,975	14%
Interest-bearing checking	2,028,134	1,749,479	278,655	16%
Money market	5,853,467	5,383,759	469,708	9%
Savings	1,926,289	1,633,433	292,856	18%
Total core deposits	16,444,764	14,588,570	1,856,194	13%
Time deposits	6,383,293	5,824,348	558,945	10%
Total deposits	$22,828,057	$20,412,918	$2,415,139	12%

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. FHLB advances totaled $315.6 million as of March 31, 2014, compared to $315.1 million as of December 31, 2013. The increase in FHLB advances from December 31, 2013 to March 31, 2014 is due to the accretion of the discount associated with these advances. During the three months ended March 31, 2014, the Company prepaid FHLB advances of $10.0 million with no prepayment penalties, which were acquired as part of the MetroCorp acquisition.

In addition to FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $1.01 billion as of March 31, 2014 and $995.0 million as of December 31, 2013. No short-term repurchase agreements were outstanding as of March 31, 2014 and December 31, 2013. Repurchase agreements are long-term with interest rates that are largely fixed ranging from 2.47% to 5.01%, as of March 31, 2014. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. Government agency and U.S. Government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt comprised of junior subordinated debt and a term loan increased $13.8 million to $240.7 million as of March 31, 2014, compared to $226.9 million as of December 31, 2013. Total junior subordinated debt increased $18.8 million to $145.7 million as of March 31, 2014 from $126.9 million as of December 31, 2013.  The increase is mainly due to $29.1 million of junior subordinated debt from the acquisition of MetroCorp offset by $10.3 million of junior subordinated debt that was called in the first quarter of 2014.

The remainder of the debt is comprised of a three-year term loan paid in quarterly installments, which commenced on March 31, 2014 through maturity on July 1, 2016. During the first quarter, $5.0 million was repaid, resulting in a balance of $95.0 million as of March 31, 2014, as compared to a balance of $100.0 million as of December 31, 2013.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of March 31, 2014, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the condensed consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Contractual Obligations
Deposits	$5,023,858	$898,909	$424,476	$128,786	$16,540,740	$23,016,769
FHLB advances	1,907	3,814	85,773	255,099	—	346,593
Securities sold under repurchase agreements	50,631	555,640	80,475	497,208	—	1,183,954
Affordable housing and other investment commitments	—	—	—	—	84,715	84,715
Long-term debt obligations	4,432	102,621	5,539	200,380	—	312,972
Operating lease obligations (1)	26,000	37,133	19,467	21,191	—	103,791
Unrecognized tax liability	—	3,173	3,203	—	—	6,376
Postretirement benefit obligations	286	659	1,014	13,693	—	15,652
Total contractual obligations	$5,107,114	$1,601,949	$619,947	$1,116,357	$16,625,455	$25,070,822

(1)       Represents the Company’s lease obligation for all rental properties.

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to our customers as of March 31, 2014 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$4,339,414
Standby letters of credit	1,115,450
Commercial letters of credit	52,444

Capital Resources

At March 31, 2014, stockholders’ equity totaled $2.62 billion, an 11% increase from the year-end 2013 balance of $2.36 billion. The increase is comprised of the following: (1) issuance of treasury stock shares pursuant to MetroCorp acquisition totaling $190.8 million, representing 5,583,093 shares; (2) net income of $76.7 million recorded during the first three months of 2014; (3) other comprehensive income of $13.4 million; (4) warrant issued pursuant to MetroCorp acquisition totaling $4.9 million; (5) tax benefits of $3.7 million from various stock plans; (6) stock compensation amounting to $3.2 million related to grants of restricted stock units; and (7) issuance of common stock totaling $283 thousand, representing 356,187 shares, pursuant to various stock plans and agreements. These transactions were offset by: (1) accrual and payment of cash dividends on common and preferred stock totaling $26.0 million during the first three months of 2014; and (2) purchase of treasury shares related to restricted stock surrendered due to employee tax liability amounting to $7.1 million, representing 195,291 shares. Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs, and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital and the adequacy of capital. As a result of the recently adopted federal regulatory changes to capital requirements, our Board of Directors, in consultation with management, will continue to assess the adequacy and components of our capital to ensure that we meet all required regulatory standards.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well capitalized.” At March 31, 2014, the Bank’s Tier I and total capital ratios were 10.5% and 11.8%, respectively, compared to 11.6% and 12.9%, respectively, at December 31, 2013.

The following table compares East West Bancorp, Inc.’s and East West Bank’s capital ratios at March 31, 2014, to those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	13.0%	11.8%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	11.2%	10.5%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.5%	8.0%	4.0%	5.0%

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

During the first three months of 2014, we experienced net cash inflows from operating activities of $36.5 million, compared to net cash inflows of $80.4 million for the first three months of 2013.

Net cash outflows from investing activities totaled $74.2 million for the first three months of 2014 compared with net cash outflows of $157.9 million for the first three months of 2013. Net cash outflows from investing activities for the first three months of 2014 were due to net increase in loans and investment securities. Net cash outflows from investing activities for the first three months of 2013 were attributable to purchase of securities purchased under resale agreements and investment securities.

We experienced net cash inflows from financing activities of $1.02 billion during the first three months of 2014, primarily due to the increase in deposits. We experienced net cash inflows from financing activities of $491.2 million during the first three months of 2013, primarily due to the increase in deposits.

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

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the three months ended March 31, 2014, total dividends paid by the Bank to the Company amounted to $111.6 million.

In April 2014, the Company’s Board of Directors declared a quarterly dividend of $0.18 per share on the Company’s common stock payable on or about May 19, 2014 to shareholders of record as of May 2, 2014.

Interest Rate Sensitivity Management

Interest rate sensitivity management involves the ability to manage the impact of adverse fluctuations in interest rates on our net interest income and net portfolio value.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2014 and December 31, 2013, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	March 31,	December 31,	March 31,	December 31,
(Basis Points)	2014	2013	2014	2013
+200	13.8%	11.1%	13.2%	13.4%
+100	6.1%	4.9%	5.4%	6.1%
-100	(0.7)%	(0.5)%	(2.5)%	(1.8)%
-200	(1.0)%	(0.6)%	(5.5)%	(3.4)%

(1)       The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)       The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities, and related derivative contracts are included in the interest rate sensitivity analysis at March 31, 2014 and December 31, 2013. As of March 31, 2014, the Bank’s balance sheet is more sensitive to interest rate changes on the asset side than the liability side. In a rising rate environment, this allows more net interest income and higher net portfolio value for the Bank. However, in a declining rate environment, the Bank will see lower net interest income and lower net portfolio value as projected in the volatility table above. At March 31, 2014 and December 31, 2013, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of March 31, 2014. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(Dollars in thousands)
Assets:
CD investments	$525,949	$240	$—	$—	$—	$—	$526,189
Average yield (fixed rate)	4.40%	0.82%	—%	—%	—%	—%	4.40%
Short-term investments	$1,350,387	$—	$—	$—	$—	$—	$1,350,387
Weighted average rate	0.32%	—%	—%	—%	—%	—%	0.32%
Securities purchased under resale agreements	$800,000	$100,000	$—	$—	$200,000	$100,000	$1,200,000
Weighted average rate	1.38%	1.27%	—%	—%	2.88%	3.25%	1.77%
Investment securities	$781,754	$176,135	$311,122	$239,252	$292,452	$674,029	$2,474,744
Weighted average rate	1.81%	2.63%	2.31%	2.39%	1.96%	3.52%	2.47%
Total covered gross loans	$1,858,367	$110,484	$86,296	$100,421	$41,990	$62,401	$2,259,959
Weighted average rate	4.19%	5.22%	5.16%	4.93%	5.16%	5.87%	4.37%
Total non-covered gross loans	$14,289,272	$1,220,470	$1,084,677	$466,757	$472,882	$361,716	$17,895,774
Weighted average rate	3.94%	4.88%	4.99%	5.03%	4.99%	5.94%	4.16%
Liabilities:
Checking accounts	$1,530,629	$—	$—	$—	$—	$—	$1,530,629
Weighted average rate	0.22%	—%	—%	—%	—%	—%	0.22%
Money market accounts	$5,853,467	$—	$—	$—	$—	$—	$5,853,467
Weighted average rate	0.26%	—%	—%	—%	—%	—%	0.26%
Savings deposits	$1,926,289	$—	$—	$—	$—	$—	$1,926,289
Weighted average rate	0.15%	—%	—%	—%	—%	—%	0.15%
Time deposits	$4,977,648	$662,095	$207,250	$198,674	$201,051	$136,575	$6,383,293
Weighted average rate	0.59%	0.95%	1.26%	1.23%	1.26%	-0.25%	0.67%
FHLB advances	$332,000	$—	$—	$—	$—	$—	$332,000
Weighted average rate	0.57%	—%	—%	—%	—%	—%	0.57%
Securities sold under repurchase agreements (fixed rate)	$—	$245,000	$250,000	$—	$—	$200,000	$695,000
Weighted average rate	—%	4.49%	5.01%	—%	—%	4.27%	4.61%
Securities sold under repurchase agreements (variable rate)	$310,000	$—	$—	$—	$—	$—	$310,000
Weighted average rate	2.80%	—%	—%	—%	—%	—%	2.80%
Junior subordinated debt (variable rate)	$152,641	$—	$—	$—	$—	$—	$152,641
Weighted average rate	1.81%	—%	—%	—%	—%	—%	1.81%
Other long-term borrowing (variable rate)	$95,000	$—	$—	$—	$—	$—	$95,000
Weighted average rate	1.75%	—%	—%	—%	—%	—%	1.75%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2014.

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

Internal Controls Over Financial Reporting

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

ITEM 1A. RISK FACTORS

The Company’s 2013 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item 1A. Risk Factors”. There are no material changes to our risk factors as presented in the Company’s Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2014. The following summarizes share repurchase activities during the first quarter of 2014:

				Approximate
			Total Number	Dollar Value
			of Shares	in Millions of
	Total		Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
January 31, 2014	—	$—	—	$100.0
February 28, 2014	—	—	—	100.0
March 31, 2014	—	—	—	100.0
Total	—	$—	—	$100.0

(1)             Excludes 202,524 shares surrendered due to employee tax liability and forfeitures of restricted stock awards, totaling $7.2 million, pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

(2)             On July 17, 2013, the Company’s Board of Directors announced a new repurchase program authorizing the repurchase of up to $100.0 million of its common stock. As of March 31, 2014, no shares were repurchased.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(i)	Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(ii)	Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(iii)	Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(iv)	Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(v)	Exhibit 99.1

Merger by and between East West Bancorp, Inc. and MetroCorp Bancshares, Inc. dated January 17, 2014 [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2014.]

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

Dated:    May 8, 2014

EAST WEST BANCORP, INC.

By:	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and
Chief Financial Officer; Duly Authorized Officer