Form 10-Q
period 2014-06-30
EAST WEST BANCORP INC
filed 2014-08-08
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 143,388,292 shares of common stock as of July 31, 2014.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•                                          our ability to achieve the projected synergies of MetroCorp Bancshares, Inc. (“MetroCorp”) acquisition;

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

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014 (the “2013 Annual Report”), under the heading “ITEM 1A. RISK FACTORS” and the information set forth under “RISK FACTORS” in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,246,044	$895,820
Short-term investments	286,130	257,473
Securities purchased under resale agreements	1,275,000	1,300,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,534,163 in 2014 and $2,786,490 in 2013)	2,529,652	2,733,797
Loans held for sale	450,864	204,970
Loans receivable, excluding covered loans (net of allowance for loan losses of $246,468 in 2014 and $241,930 in 2013)	18,025,711	15,412,715
Covered loans (net of allowance for loan losses of $4,880 in 2014 and $7,745 in 2013)	1,803,090	2,187,898
Total loans receivable, net	19,828,801	17,600,613
FDIC indemnification asset, net	—	74,708
Other real estate owned, net	42,458	18,900
Other real estate owned covered, net	24,779	21,373
Total other real estate owned	67,237	40,273
Investment in Federal Home Loan Bank stock, at cost	37,731	62,330
Investment in Federal Reserve Bank stock, at cost	54,217	48,333
Investment in affordable housing partnerships	181,943	164,776
Premises and equipment, net	183,498	177,710
Accrued interest receivable	100,323	116,314
Due from customers on acceptances	27,237	21,236
Premiums on deposits acquired, net	50,389	46,920
Goodwill	458,467	337,438
Cash surrender value of life insurance policies	99,817	112,650
Other assets	679,755	534,707
TOTAL	$27,557,105	$24,730,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$6,889,950	$5,821,899
Interest-bearing	15,985,139	14,591,019
Total deposits	22,875,089	20,412,918
Federal Home Loan Bank advances	316,156	315,092
Securities sold under repurchase agreements	1,005,211	995,000
Payable to FDIC, net	24,337	—
Bank acceptances outstanding	27,237	21,236
Long-term debt	235,732	226,868
Accrued expenses and other liabilities	372,319	394,729
Total liabilities	24,856,081	22,365,843
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 163,488,203 and 163,098,008 shares issued in 2014 and 2013, respectively; 143,389,155 and 137,630,896 shares outstanding in 2014 and 2013, respectively	163	163
Additional paid in capital	1,661,549	1,571,670
Retained earnings	1,468,889	1,360,130
Treasury stock, at cost – 20,099,048 shares in 2014 and 25,467,112 shares in 2013	(427,042)	(537,279)
Accumulated other comprehensive loss, net of tax	(2,535)	(30,459)
Total stockholders’ equity	2,701,024	2,364,225
TOTAL	$27,557,105	$24,730,068

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$269,484	$234,290	$531,055	$451,449
Investment securities	12,490	9,594	24,766	19,804
Securities purchased under resale agreements	4,559	5,435	9,412	10,964
Investment in Federal Home Loan Bank stock	773	1,021	1,896	1,550
Investment in Federal Reserve Bank stock	782	721	1,530	1,441
Due from banks and short-term investments	6,354	4,292	11,956	8,568
Total interest and dividend income	294,442	255,353	580,615	493,776
INTEREST EXPENSE
Customer deposit accounts	15,569	15,738	31,451	32,592
Federal Home Loan Bank advances	1,015	1,047	2,060	2,086
Securities sold under repurchase agreements	10,189	10,217	20,267	20,746
Long-term debt	1,219	707	2,421	1,417
Total interest expense	27,992	27,709	56,199	56,841
Net interest income before provision for loan losses	266,450	227,644	524,416	436,935
Provision for loan losses, excluding covered loans	8,944	8,277	16,898	7,515
(Reversal of) provision for loan losses on covered loans	(944)	723	(1,965)	5,812
Net interest income after provision for loan losses	258,450	218,644	509,483	423,608
NONINTEREST INCOME (LOSS)
Changes in FDIC indemnification asset and receivable/payable	(57,558)	(47,905)	(111,192)	(79,804)
Branch fees	9,519	8,119	18,965	15,773
Net gains on sales of investment securities	671	5,345	4,089	10,922
Net gains on sales of fixed assets	180	228	360	352
Letters of credit fees and commissions	6,099	5,426	12,266	10,488
Foreign exchange income	2,841	3,649	3,530	5,985
Ancillary loan fees	2,521	2,634	4,993	4,686
Income from life insurance policies	881	900	2,032	1,868
Net gains (losses) on sales of loans	6,793	(354)	12,989	(260)
Other operating income	13,108	9,604	22,107	15,537
Total noninterest loss	(14,945)	(12,354)	(29,861)	(14,453)
NONINTEREST EXPENSE
Compensation and employee benefits	55,081	42,026	114,358	87,757
Occupancy and equipment expense	16,534	13,706	32,385	27,514
Amortization of investments in affordable housing partnerships and other investments	12,851	5,064	18,815	9,347
Amortization of premiums on deposits acquired	2,624	2,375	5,124	4,784
Deposit insurance premiums and regulatory assessments	5,812	3,875	11,514	7,657
Loan related (income) expenses	(1,098)	3,573	1,477	7,157
Other real estate owned expense (gains on sale)	783	(1,188)	2,117	(2,172)
Legal expense	9,104	5,467	12,903	9,911
Data processing	2,940	2,200	11,140	4,637
Deposit related expenses	1,956	1,516	3,660	3,090
Consulting expense	2,328	1,003	3,377	1,457
Other operating expenses	18,984	14,803	35,456	29,636
Total noninterest expense	127,899	94,420	252,326	190,775
INCOME BEFORE PROVISION FOR INCOME TAXES	115,606	111,870	227,296	218,380
PROVISION FOR INCOME TAXES	31,618	37,855	66,567	72,274
NET INCOME	$83,988	$74,015	$160,729	$146,106
PREFERRED STOCK DIVIDENDS	—	1,714	—	3,428
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$83,988	$72,301	$160,729	$142,678
EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.59	$0.52	$1.13	$1.03
DILUTED	$0.58	$0.52	$1.12	$1.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	143,187	137,536	142,578	137,592
DILUTED	143,689	137,816	143,158	141,573
DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.15	$0.36	$0.30

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$83,988	$74,015	$160,729	$146,106
Other comprehensive income, net of tax:
Unrealized gains on investment securities available-for-sale:
Net unrealized holding gains (losses) arising during period	14,895	(24,770)	30,317	(20,029)
Reclassification adjustment for net gains included in net income	(389)	(3,100)	(2,372)	(6,335)
Net unrealized (losses) gains on other investments	(4)	7	(21)	17
Reclassification adjustment for net gains included in net income	—	—	—	—
Other comprehensive income (loss)	14,502	(27,863)	27,924	(26,347)
COMPREHENSIVE INCOME	$98,490	$46,152	$188,653	$119,759

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

		Additional		Additional			Accumulated
		Paid In		Paid In			Other
		Capital		Capital			Comprehensive	Total
	Preferred	Preferred	Common	Common	Retained	Treasury	Income (Loss),	Stockholders’
	Stock	Stock	Stock	Stock	Earnings	Stock	Net of Tax	Equity
BALANCE, JANAURY 1, 2013	$—	$83,027	$157	$1,464,739	$1,151,828	$(322,298)	$4,669	$2,382,122
Net income					146,106			146,106
Other comprehensive loss							(26,347)	(26,347)
Stock compensation costs				5,898				5,898
Tax benefit from stock compensation plans, net				2,803				2,803
Issuance of 245,261 shares of common stock pursuant to various stock compensation plans and agreements				1,150				1,150
Cancellation of 44,793 shares of common stock due to forfeitures of issued restricted stock				804		(804)		—
356,426 shares of restricted stock surrendered due to employee tax liability						(8,667)		(8,667)
Preferred stock dividends					(3,428)			(3,428)
Common stock dividends					(41,694)			(41,694)
Conversion of 85,710 shares of Series A preferred stock into 5,594,080 shares of common stock		(83,027)	6	83,021				—
Purchase of 8,026,807 shares of treasury stock pursuant to the Stock Repurchase Program						(199,992)		(199,992)
BALANCE, JUNE 30, 2013	$—	$—	$163	$1,558,415	$1,252,812	$(531,761)	$(21,678)	$2,257,951
BALANCE, JANAURY 1, 2014	$—	$—	$163	$1,571,670	$1,360,130	$(537,279)	$(30,459)	$2,364,225
Net income					160,729			160,729
Other comprehensive income							27,924	27,924
Stock compensation costs				6,745				6,745
Tax benefit from stock compensation plans, net				3,787				3,787
Issuance of 390,195 shares of common stock pursuant to various stock compensation plans and agreements				1,207				1,207
Cancellation of 12,959 shares of common stock due to forfeitures of issued restricted stock				241		(241)		—
202,070 shares of restricted stock surrendered due to employee tax liability						(7,308)		(7,308)
Common stock dividends					(51,970)			(51,970)
Issuance of 5,583,093 shares pursuant to MetroCorp acquisition				73,044		117,786		190,830
Warrant acquired pursuant to MetroCorp acquisition				4,855				4,855
BALANCE, JUNE 30, 2014	$—	$—	$163	$1,661,549	$1,468,889	$(427,042)	$(2,535)	$2,701,024

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$160,729	$146,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,135	46,785
(Accretion) of discount and amortization of premiums, net	(113,327)	(104,247)
Changes in FDIC indemnification asset and receivable/payable	111,192	79,804
Stock compensation costs	6,745	5,898
Tax benefit from stock compensation plans, net	(3,787)	(2,803)
Provision for loan losses	14,933	13,327
Impairment on other real estate owned	539	2,153
Net gain on sales of investment securities, loans and other assets	(20,941)	(16,512)
Originations and purchases of loans held for sale	(86,312)	(71,572)
Proceeds from sales and net changes in loans held for sale	109,241	11,155
Net proceeds from FDIC shared-loss agreements	2,367	42,494
Net change in accrued interest receivable and other assets	(11,754)	50,275
Net change in accrued expenses and other liabilities	(171,084)	(43,579)
Other net operating activities	(1,165)	(1,548)
Total adjustments	(113,218)	11,630
Net cash provided by operating activities	47,511	157,736
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash paid	138,465	—
Net (increase) decrease in:
Loans	(1,581,763)	(679,359)
Short-term investments	(28,657)	35,940
Purchases of:
Securities purchased under resale agreements	(475,000)	(300,000)
Investment securities available-for-sale	(250,607)	(699,650)
Loans receivable	(1,817)	(466,715)
Premises and equipment	(5,859)	(10,328)
Investments in affordable housing partnerships and other investments	(43,195)	(16,683)
Proceeds from sale of:
Investment securities available-for-sale	351,842	325,721
Loans receivable	149,409	55,129
Loans held for sale originated for investment	206,569	—
Other real estate owned	20,943	38,677
Repayments, maturities and redemptions of investment securities available-for-sale	207,746	262,074
Paydowns, maturities and termination of securities purchased under resale agreements	500,000	300,000
Redemption of Federal Home Loan Bank stock	27,309	21,136
Surrender of life insurance policies	49,111	—
Other net investing activities	(5,525)	244
Net cash used in investing activities	(741,029)	(1,133,814)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	1,143,322	972,853
Short-term borrowings	—	(20,000)
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	1,207	1,150
Payment for:
Termination of securities purchased under resale agreements	(15,000)	—
Repayment of FHLB advances	(10,000)	—
Repayment of long-term debt	(20,310)	—
Repurchase of vested shares due to employee tax liability	(7,308)	(8,667)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	—	(199,992)
Cash dividends	(51,956)	(44,961)
Tax benefit from stock compensation plans, net	3,787	2,803
Net cash provided by financing activities	1,043,742	703,186
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	350,224	(272,892)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	895,820	1,323,106
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,246,044	$1,050,214
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$56,357	$58,336
Income tax payments, net of refunds	221,355	92,096
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	460,828	19,125
Transfers to other real estate owned	38,048	29,782
Issuance of stock related to acquisition	190,830	—
Conversion of preferred stock to common stock	—	83,027
Loans to facilitate sales of other real estate owned	—	139

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (“East West Bank” or the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation. East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”), one of which was the result of the acquisition of MetroCorp Bancshares, Inc. during the first quarter of 2014 as discussed in Note 3 to the Company’s consolidated financial statements. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, the Trusts are not consolidated into East West Bancorp, Inc.

The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. All adjustments are of a normal and recurring nature. Results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Events subsequent to the consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2013 Annual Report.

Certain prior year balances and notes have been reclassified to conform to current year presentation.

NOTE 2 — RECENT ACCOUNTING STANDARDS

In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-10 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the amortization in the income statement as a component of income tax expense.  ASU 2014-01 is effective for interim and annual periods beginning after December 15, 2014 and if elected, should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in—substance repossession or foreclosure occurs that would require a transfer of mortgage loans collateralized by residential real estate properties to other real estate owned. The standard permits the use of either a modified retrospective or prospective transition method.  ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

NOTE 3 — BUSINESS COMBINATION

On January 17, 2014, the Company completed the acquisition of MetroCorp Bancshares, Inc. (“MetroCorp”) parent of MetroBank, N.A. and Metro United Bank. MetroCorp, headquartered in Houston, Texas, operated 19 branch locations within Texas and California under its two banks. The Company acquired MetroCorp to further expand its presence, primarily in Texas, within the markets of Houston and Dallas, and in California, within the San Diego market. The purchase consideration was satisfied two thirds in East West Bancorp stock and one third in cash. The fair value of the consideration transferred in the acquisition of MetroCorp was $291.4 million, which consisted of 5,583,093 shares of East West Bancorp common stock fair valued at $190.8 million at the date of acquisition and $89.4 million in cash, $2.4 million of additional cash to MetroCorp stock option holders and a MetroCorp warrant, fair valued at $8.8 million, assumed by the Bank.

Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. As a result of the business combination, the Company recorded goodwill of $121.0 million.

The total fair value of assets acquired was $1.70 billion, which included $230.3 million in cash and due from banks, $64.3 million in investment securities available for sale, $2.7 million in Federal Home Loan Bank (“FHLB”) stock, $1.19 billion in loans receivable, $8.6 million in fixed assets, $8.6 million in premiums on deposits acquired, $9.4 million in other real estate owned (“OREO”), $30.0 million in bank owned life insurance, $13.0 million in deferred tax assets and $16.7 million in other assets. The total fair value of liabilities acquired was $1.41 billion, which included $1.32 billion in deposits, $10.0 million in FHLB advances, $25.9 million in repurchase agreements, $29.1 million in junior subordinated debt and $22.7 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the January 17, 2014 acquisition date. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. We have included the financial results of the business combinations in the consolidated statement of income beginning on the acquisition date.

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

•                                          Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 2 financial instruments typically include U.S. government debt and agency mortgage-backed securities, municipal securities, corporate debt securities, single issuer trust preferred securities, foreign exchange options, foreign exchange contracts and interest rate swaps and caps.

•                                          Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value is not solely based on observable market inputs and requires management judgment or estimation. This category typically includes pooled trust preferred securities, loans with a fair value adjustment, OREO and derivatives payable.

The Company records investment securities available-for-sale, derivative liabilities, foreign exchange options, interest rate swaps and caps and foreign exchange contracts at fair value on a recurring basis. Certain other assets such as loans with a fair value adjustment, other real estate owned, loans held for sale, goodwill, premiums on acquired deposits and other investments are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

In determining the appropriate hierarchy levels, the Company performs a detailed analysis of assets and liabilities that are subject to fair value disclosure. The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis. These assets and liabilities are reported on the consolidated balance sheets at their fair values as of June 30, 2014 and December 31, 2013. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. There were no transfers for assets measured on a recurring basis in and out of Level 1, Level 2 or Level 3 during the first six months of 2014 and 2013.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of June 30, 2014
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$449,312	$449,312	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	438,599	—	438,599	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	111,757	—	111,757	—
Residential mortgage-backed securities	797,966	—	797,966	—
Municipal securities	289,479	—	289,479	—
Other residential mortgage-backed securities:
Investment grade	57,206	—	57,206	—
Other commercial mortgage-backed securities:
Investment grade	51,463	—	51,463	—
Corporate debt securities:
Investment grade	210,870	—	210,870	—
Non-investment grade	16,579	—	8,662	7,917
Other securities	106,421	—	106,421	—
Total investment securities available-for-sale	$2,529,652	$449,312	$2,072,423	$7,917
Foreign exchange options	$6,049	$—	$6,049	$—
Interest rate swaps and caps	30,233	—	30,233	—
Foreign exchange contracts	4,499	—	4,499	—
Derivative liabilities	(48,388)	—	(45,026)	(3,362)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2013
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$491,632	$491,632	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	394,323	—	394,323	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	178,870	—	178,870	—
Residential mortgage-backed securities	885,237	—	885,237	—
Municipal securities	280,979	—	280,979	—
Other residential mortgage-backed securities:
Investment grade	46,327	—	46,327	—
Other commercial mortgage-backed securities:
Investment grade	51,617	—	51,617	—
Corporate debt securities:
Investment grade	309,995	—	309,995	—
Non-investment grade	15,101	—	8,730	6,371
Other securities	79,716	—	79,716	—
Total investment securities available-for-sale	$2,733,797	$491,632	$2,235,794	$6,371
Foreign exchange options	$6,290	$—	$6,290	$—
Interest rate swaps and caps	28,078	—	28,078	—
Foreign exchange contracts	6,181	—	6,181	—
Derivative liabilities	(50,262)	—	(46,607)	(3,655)

Assets measured at fair value on a nonrecurring basis using significant unobservable inputs include certain loans and OREO. The inputs and assumptions for nonrecurring Level 3 fair value measurements for certain loans and OREO include adjustments to external and internal appraisals for changes in the market, assumptions by appraiser embedded into appraisals, probability weighting of broker price opinions, and management’s adjustments for other relevant factors and market trends.

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended June 30, 2014
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	June 30,	Assets	Inputs	Inputs	June 30,
	2014	(Level 1)	(Level 2)	(Level 3)	2014
	(In thousands)
Non-covered loans:
Total residential	$17,908	$—	$—	$17,908	$413
Total commercial real estate	22,758	—	—	22,758	1,865
Total commercial and industrial	9,837	—	—	9,837	(9,642)
Total consumer	—	—	—	—	—
Total non-covered loans	$50,503	$—	$—	$50,503	$(7,364)
Non-covered OREO	$676	$—	$—	$676	$—
Covered OREO (1)	$4,009	$—	$—	$4,009	$(69)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Three Months Ended June 30, 2013
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Three Months Ended
	June 30,	Assets	Inputs	Inputs	June 30,
	2013	(Level 1)	(Level 2)	(Level 3)	2013
	(In thousands)
Non-covered loans:
Total residential	$22,012	$—	$—	$22,012	$(838)
Total commercial real estate	35,349	—	—	35,349	(1,320)
Total commercial and industrial	9,203	—	—	9,203	674
Total consumer	372	—	—	372	4
Total non-covered loans	$66,936	$—	$—	$66,936	$(1,480)
Non-covered OREO	$435	$—	$—	$435	$(18)
Covered OREO (1)	$7,500	$—	$—	$7,500	$(1,000)

(1)             Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $69 thousand in losses, or $14 thousand, and 20% of the $1.0 million in losses, or $200 thousand, for the three months ended June 30, 2014 and 2013, respectively.

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Six Months Ended June 30, 2014
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Six Months Ended
	June 30,	Assets	Inputs	Inputs	June 30,
	2014	(Level 1)	(Level 2)	(Level 3)	2014
	(In thousands)
Non-covered loans:
Total residential	$9,800	$—	$—	$9,800	$27
Total commercial real estate	22,333	—	—	22,333	1,376
Total commercial and industrial	8,941	—	—	8,941	(11,705)
Total consumer	—	—	—	—	—
Total non-covered loans	$41,074	$—	$—	$41,074	$(10,302)
Non-covered OREO	$676	$—	$—	$676	$(74)
Covered OREO (1)	$4,009	$—	$—	$4,009	$(521)

	Assets Measured at Fair Value on a Non-Recurring Basis
	as of and for the Six Months Ended June 30, 2013
		Quoted Prices in	Significant		Total Gains
	Fair Value	Active Markets	Other	Significant	(Losses) for the
	Measurements	for Identical	Observable	Unobservable	Six Months Ended
	June 30,	Assets	Inputs	Inputs	June 30,
	2013	(Level 1)	(Level 2)	(Level 3)	2013
	(In thousands)
Non-covered loans:
Total residential	$19,971	$—	$—	$19,971	$(1,274)
Total commercial real estate	30,397	—	—	30,397	(3,422)
Total commercial and industrial	9,723	—	—	9,723	(1,492)
Total consumer	293	—	—	293	(112)
Total non-covered loans	$60,384	$—	$—	$60,384	$(6,300)
Non-covered OREO	$13,238	$—	$—	$13,238	$(1,403)
Covered OREO (1)	$11,030	$—	$—	$11,030	$(1,126)

(1)             Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $521 thousand in losses, or $104 thousand, and 20% of the $1.1 million in losses, or $225 thousand, for the six months ended June 30, 2014 and 2013, respectively

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013:

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Opening balance, April 1, 2014	$6,717	$(3,398)
Total gains or (losses) for the period: (1)
Included in earnings	—	36
Included in other comprehensive income (unrealized) (2)	1,209	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(9)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, June 30, 2014	$7,917	$(3,362)
Changes in unrealized gains included in earnings relating to assets and liabilities held at the end of June 30, 2014	$—	$(36)

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Opening balance, April 1, 2013	$5,284	$(3,233)
Total gains or (losses) for the period: (1)
Included in earnings	—	(24)
Included in other comprehensive income (unrealized) (2)	239	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(6)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, June 30, 2013	$5,517	$(3,257)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of June 30, 2013	$—	$24

(1)             Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities. Realized gains or losses are reported in the consolidated statements of income.

(2)             Unrealized gains or losses on investment securities are reported in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income.

(3)             Purchases, issuances, sales, and settlements represent Level 3 assets and liabilities that were either purchased, issued, sold, or settled during the period. The amounts are recorded at their end of period fair values.

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2014	$6,371	$(3,655)
Total gains or (losses) for the period: (1)
Included in earnings	—	293
Included in other comprehensive income (unrealized) (2)	1,643	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(97)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, June 30, 2014	$7,917	$(3,362)
Changes in unrealized gains included in earnings relating to assets and liabilities held at the end of June 30, 2014	$—	$(293)

	Investment Securities Available-for-Sale
	Corporate Debt Securities
	Non-Investment Grade	Derivatives Payable
	(In thousands)
Beginning balance, January 1, 2013	$4,800	$(3,052)
Total gains or (losses) for the period: (1)
Included in earnings	—	(205)
Included in other comprehensive income (unrealized) (2)	788	—
Purchases, issues, sales, settlements (3)
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(71)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, June 30, 2013	$5,517	$(3,257)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of June 30, 2013	$—	$205

(1)             Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities. Realized gains or losses are reported in the consolidated statements of income.

(2)             Unrealized gains or losses on investment securities are reported in accumulated other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income.

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

The Company’s Level 3 available-for-sale securities include four pooled trust preferred securities. The fair values of these investment securities represent less than 1% of the total available-for-sale investment securities. The fair values of the pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority. As a result of the continued illiquidity in the pooled trust preferred securities market, it is the Company’s view that current broker prices (which are typically non-binding) on certain pooled trust preferred securities are not representative of the fair value of these securities. As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value.

For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit risk and liquidity risk premium, specific nonperformance, and default experience in the collateral underlying the securities. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for credit risk and liquidity risk. The actual Level 3 unobservable assumption rates used as of June 30, 2014 include: a constant prepayment rate of 0% for year 1-5 and 1% thereafter, a constant default rate of 1.2% for year 1-5 and 0.75% thereafter, and a recovery assumption of 0% for existing deferrals/defaults and 15% for future deferrals with a recovery lag of 60 months. Losses arising during the period from other-than-temporary-impairment (“OTTI”), if any, are recognized in noninterest income. There were no OTTI on pooled trust preferred securities, for the three and six months ended June 30, 2014 and 2013.

Derivative Liabilities — The Company’s derivative liabilities include derivatives payable that fall within Level 3 and all other derivative liabilities which fall within Level 2. The derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CDs pay interest based on changes in the Chinese currency Renminbi (“RMB”), and are included in interest-bearing deposits on the consolidated balance sheets. The fair value of these embedded derivatives is based on discounted cash flow approach. The payable is divided by the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion the Company applied a risk premium comparable to an agency security risk premium. For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on our institutional credit rating.  Total credit valuation adjustments on derivative liabilities were $933 thousand for the six months ended June 30, 2014. Increases (decreases), if any, of those inputs in isolation would result in a lower (higher) fair value measurement. The valuation of the derivatives payable falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable. The actual Level 3 unobservable input used as of June 30, 2014 was a credit risk adjustment with a range of 0.68% to 0.71%. The Level 2 derivative liabilities are mostly comprised of the offsetting interest rate swaps and caps with other counterparties. Refer to “Interest Rate Swaps and Caps” within this footnote for complete discussion.

Foreign Exchange Options — The Company entered into foreign exchange option contracts with major investment firms. The settlement amount is determined based upon the performance of the Chinese currency RMB relative to the U.S. Dollar (“USD”) over the 5-year term of the contract. The performance amount is computed based on the average quarterly value of the RMB compared to the USD as compared to the initial value. The fair value of the derivative contract is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the foreign exchange options for the six months ended June 30, 2014. The valuation of the option contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Interest Rate Swaps and Caps — The Company entered into interest rate swap and cap contracts with institutional counterparties to hedge against interest rate swap and cap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or cap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company has also entered interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swap contracts is based on a discounted cash flow approach. The counterparty’s credit risk is considered in the valuation of the interest rate swaps as of June 30, 2014. The valuation of the interest rate swaps and caps falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Foreign Exchange Contracts — The Company entered into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations. The Company enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company assumes minimal foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The fair value is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts for the six months ended June 30, 2014. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

The Company also entered into long-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. The fair value is determined at each reporting period based on the change in the foreign exchange rate. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the long-term foreign exchange contract for the six months ended June 30, 2014. The valuation of the contract falls within Level 2 of the fair value hierarchy due to the observable nature of the inputs used in deriving the fair value of this derivative contract.

Loans — The Company evaluates loan impairment according to the provisions of ASC 310-10-35, Receivables-Overall-Subsequent Measurement, for all portfolios other than the homogenous consumer portfolio. Under ASC 310-10-35, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the present value or the value of the collateral is less than the recorded investment of the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged-off against the allowance for loan losses. Loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

The Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent valuation information received. Appraisals are obtained from third party appraisers and reviewed by management. Evaluations are obtained from third-parties or prepared internally and are also reviewed by management. Similarly, updated appraisals and evaluations are obtained on a regular basis or as necessary. Further, on a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate. In calculating the discount to be applied to an appraisal or evaluation, if necessary, the Company considers the location of collateral, the property type, and third party comparable sales. If it is assessed by management that the current value is not appropriate, adjustments to the carrying value will be calculated and a charge-off or a specific valuation allowance may be recorded to reduce the loan to the appropriate adjusted carrying value. The fair values may be adjusted as needed based on factors such as the Company’s historical knowledge and changes in market conditions from the time of valuation. Impaired loans and consumer homogenous loans with fair value adjustments are classified as Level 3 assets in the fair value hierarchy.

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

Loans Held for Sale — The Company’s loans held for sale are carried at the lower of cost or market value. These loans are mainly comprised of student loans as of June 30, 2014.  Loans held for sale as of December 31, 2013 are comprised of student loans.  The fair value of loans held for sale is derived from current market prices and comparative current sales. As such, the Company records any fair value adjustments on a nonrecurring basis. Loans held for sale are classified as Level 2 assets in the fair value hierarchy.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,246,044	$1,246,044	$895,820	$895,820
Short-term investments	286,130	286,130	257,473	257,473
Securities purchased under resale agreements	1,275,000	1,266,730	1,300,000	1,279,406
Investment securities available-for-sale	2,529,652	2,529,652	2,733,797	2,733,797
Loans held for sale	450,864	462,397	204,970	212,469
Loans receivable, net	19,828,801	19,211,124	17,600,613	16,741,674
Investment in Federal Home Loan Bank stock	37,731	37,731	62,330	62,330
Investment in Federal Reserve Bank stock	54,217	54,217	48,333	48,333
Accrued interest receivable	100,323	100,323	116,314	116,314
Foreign exchange options	6,049	6,049	6,290	6,290
Interest rate swaps and caps	30,233	30,233	28,078	28,078
Foreign exchange contracts	4,499	4,499	6,181	6,181
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	16,643,474	16,643,474	14,588,570	14,588,570
Time deposits	6,231,615	6,212,638	5,824,348	5,791,659
Federal Home Loan Bank advances	316,156	337,621	315,092	308,521
Securities sold under repurchase agreements	1,005,211	1,128,491	995,000	1,134,774
Accrued interest payable	11,020	11,020	11,178	11,178
Long-term debt	235,732	204,101	226,868	184,415
Derivative liabilities	48,388	48,388	50,262	50,262

The following tables show the level in the fair value hierarchy for the estimated fair values of financial instruments that are not already on the consolidated balance sheets at fair value at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,246,044	$1,246,044	$—	$—
Short-term investments	286,130	—	286,130	—
Securities purchased under resale agreements	1,266,730	—	1,266,730	—
Loans held for sale	462,397	—	462,397	—
Loans receivable, net	19,211,124	—	—	19,211,124
Investment in Federal Home Loan Bank stock	37,731	—	37,731	—
Investment in Federal Reserve Bank stock	54,217	—	54,217	—
Accrued interest receivable	100,323	—	100,323	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	16,643,474	—	16,643,474	—
Time deposits	6,212,638	—	—	6,212,638
Federal Home Loan Bank advances	337,621	—	337,621	—
Securities sold under repurchase agreements	1,128,491	—	1,128,491	—
Accrued interest payable	11,020	—	11,020	—
Long-term debt	204,101	—	204,101	—

	December 31, 2013
	Estimated
	Fair Value
	Measurements	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$895,820	$895,820	$—	$—
Short-term investments	257,473	—	257,473	—
Securities purchased under resale agreements	1,279,406	—	1,279,406	—
Loans held for sale	212,469	—	212,469	—
Loans receivable, net	16,741,674	—	—	16,741,674
Investment in Federal Home Loan Bank stock	62,330	—	62,330	—
Investment in Federal Reserve Bank stock	48,333	—	48,333	—
Accrued interest receivable	116,314	—	116,314	—
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	14,588,570	—	14,588,570	—
Time deposits	5,791,659	—	—	5,791,659
Federal Home Loan Bank advances	308,521	—	308,521	—
Securities sold under repurchase agreements	1,134,774	—	1,134,774	—
Accrued interest payable	11,178	—	11,178	—
Long-term debt	184,415	—	184,415	—

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

Foreign Exchange Options — The fair value of the derivative contracts is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, and time remaining to maturity. We also consider the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Interest Rate Swaps and Caps — The fair value of the interest rate swap and cap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Foreign Exchange Contracts — The fair value of foreign exchange contracts is determined based on the change in foreign exchange rate. We also consider the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Customer Deposit Accounts — The carrying amounts approximate fair value for demand and interest checking deposits, savings deposits, and certain money market accounts as the amounts are payable on demand at the reporting date. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are considered to be within Level 2 of the fair value hierarchy. For time deposits, the cash flows are based on the contractual runoff and are discounted by the Bank’s current offering rates plus spread. Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 3 of the fair value hierarchy.

Federal Home Loan Bank Advances — The fair value of FHLB advances was estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for advances with similar remaining maturities at each reporting date. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

Securities Sold Under Repurchase Agreements — For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amounts approximate fair values due to the short-term nature of these instruments. At June 30, 2014 and December 31, 2013, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates, and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is considered to be within Level 2 of the fair value hierarchy.

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

Derivative Liabilities — The Company’s derivative liabilities include “derivatives payable” and all other derivative liabilities. The Company’s derivatives payable are recorded in conjunction with certain certificates of deposit (“host instrument”). These CDs pay interest based on changes in RMB, as designated. The fair value of derivatives payable is estimated using the discounted cash flow approach. Additionally, we considered our own credit risk in determining the valuation. The other derivative liabilities are mostly comprised of the off-setting interest rate swaps and caps. The fair value of the interest rate swap and cap contracts is provided by a third party and is determined based on a discounted cash flow approach. The Company also considered the counterparty’s credit risk in determining the fair value. Due to the observable nature of the inputs used in deriving the estimated fair value of the interest rate swaps and caps within derivative liabilities, the estimate is considered to be within Level 2 of the fair value hierarchy. Due to the unobservable nature of the inputs used in deriving the estimated fair value of derivatives payable within derivative liabilities, this estimate is considered to be within Level 3 of the fair value hierarchy.

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

NOTE 5 — STOCK-BASED COMPENSATION

During the three and six months ended June 30, 2014, total compensation expense recognized in the consolidated statements of income related to restricted stock awards reduced income before taxes by $3.6 million and $6.7 million, respectively, and net income by $2.1 million and $3.9 million, respectively.

In comparison, during the three and six months ended June 30, 2013, total compensation expense recognized in the consolidated statements of income related to both stock options and restricted stock awards reduced income before taxes by $3.4 million and $5.9 million, respectively, and net income by $2.0 million and $3.4 million, respectively.

The Company received $283 thousand and $537 thousand during the six months ended June 30, 2014 and 2013, respectively, in cash proceeds from stock option exercises. The net tax benefit recognized in equity for stock compensation plans was $3.8 million and $2.8 million for the six months ended, June 30, 2014 and 2013, respectively.

As of June 30, 2014, there are 3,723,456 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the six months ended June 30, 2014 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at beginning of period	406,731	$26.72
Granted	—	—
Exercised	(13,415)	21.09
Expired	(130,514)	38.76
Outstanding at end of period	262,802	$21.03	0.65 years	$3,667
Vested or expected to vest at end of period	262,802	$21.03	0.65 years	$3,667
Exercisable at end of period	262,802	$21.03	0.65 years	$3,667

All outstanding stock options were vested prior to December 31, 2013.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 1) the expected term (estimated period of time outstanding) of stock options granted is estimated using the historical exercise behavior of employees; 2) the expected volatility is based on historical volatility for a period equal to the stock option’s expected term; 3) the expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant; and 4) the risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term. The Company did not issue any stock options during the six months ended June 30, 2014 and 2013.

During the three and six months ended June 30, 2014 and 2013, information related to stock options is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average grant date fair value of stock options granted during the period (1)	N/A	N/A	N/A	N/A
Total intrinsic value of options exercised (in thousands)	$—	$297	$194	$424
Total fair value of options vested (in thousands) (2)	N/A	N/A	N/A	$363

(1)             The Company did not issue any stock options during the three and six months ended June 30, 2014 and 2013.

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

A summary of the activity for the Company’s time-based and performance-based restricted stock awards as of June 30, 2014, including changes during the six months then ended, is presented below:

	June 30, 2014
	Restricted Stock Awards
	Time-Based		Performance-Based
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of period	438,508	$17.79	956,707	$23.74
Granted	12,010	31.64	603,697	36.85
Vested	(153,279)	11.18	(340,781)	23.52
Forfeited	(17,446)	19.92	(28,535)	27.22
Outstanding at end of period	279,793	$21.87	1,191,088	$30.36

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of time-based restricted stock awards granted during the six months ended June 30, 2014 and 2013 were $31.64 and $24.30, respectively. The weighted average fair values of performance-based restricted stock awards granted during the six months ended June 30, 2014 and 2013 were $36.85 and $25.25, respectively. The total fair value of time-based restricted stock awards vested for the three months ended June 30, 2014 and 2013 was $587 thousand and $772 thousand, respectively. The total fair value of time-based restricted stock awards vested for the six months ended June 30, 2014 and 2013 was $5.3 million and $17.1 million, respectively. There were no performance-based restricted stock awards vested during the three months ended June 30, 2014 and June 30, 2013. The total fair value of performance-based restricted stock awards vested during the six months ended June 30, 2014 and 2013 was $12.6 million and $4.3 million, respectively.

As of June 30, 2014, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $2.6 million and $28.8 million, respectively. This cost is expected to be recognized over a weighted average period of 1.6 years and 2.3 years, respectively.

NOTE 6 — INVESTMENT SECURITIES

The following tables present the amortized cost and fair value by major categories of available-for-sale securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of June 30, 2014
Investment securities available-for-sale:
U.S. Treasury securities	$450,149	$791	$(1,628)	$449,312
U.S. government agency and U.S. government sponsored enterprise debt securities	441,747	938	(4,086)	438,599
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	112,607	513	(1,363)	111,757
Residential mortgage-backed securities	798,915	8,108	(9,057)	797,966
Municipal securities	289,200	4,926	(4,647)	289,479
Other residential mortgage-backed securities:
Investment grade	57,065	557	(416)	57,206
Other commercial mortgage-backed securities:
Investment grade	51,000	463	—	51,463
Corporate debt securities:
Investment grade	211,144	1,172	(1,446)	210,870
Non-investment grade	19,953	131	(3,505)	16,579
Other securities	102,383	4,542	(504)	106,421
Total investment securities available-for-sale	$2,534,163	$22,141	$(26,652)	$2,529,652
As of December 31, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$495,053	$201	$(3,622)	$491,632
U.S. government agency and U.S. government sponsored enterprise debt securities	406,807	242	(12,726)	394,323
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	182,257	1,062	(4,449)	178,870
Residential mortgage-backed securities	892,435	7,729	(14,927)	885,237
Municipal securities	297,390	1,122	(17,533)	280,979
Other residential mortgage-backed securities:
Investment grade	48,129	—	(1,802)	46,327
Other commercial mortgage-backed securities:
Investment grade	51,000	617	—	51,617
Corporate debt securities:
Investment grade	312,726	613	(3,344)	309,995
Non-investment grade	20,668	62	(5,629)	15,101
Other securities	80,025	555	(864)	79,716
Total investment securities available-for-sale	$2,786,490	$12,203	$(64,896)	$2,733,797

The Company did not have any investment securities held-to-maturity as of June 30, 2014 and December 31, 2013.

The fair values of the investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent external brokers. The Company performs a monthly analysis on the pricing service quotes and the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends and monitoring of trading volumes. The Company assesses whether the prices received from independent brokers represent a reasonable estimate of fair value through the use of observable market inputs including comparable trades, the yield curve, spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from third parties is adjusted accordingly.

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

There were no OTTI credit losses for the three and six months ended June 30, 2014 and 2013. The OTTI credit losses mainly relate to the pooled trust preferred securities recorded in prior periods. The following table shows the Company’s rollforward of the amount related to OTTI credit losses for the periods ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$115,511	$115,511	$115,511	$115,511
Addition of other-than-temporary impairment that was not previously recognized	—	—	—	—
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—	—	—
Reduction for securities sold	—	—	—	—
Ending balance	$115,511	$115,511	$115,511	$115,511

The Company recorded $671 thousand and $5.3 million of gross gains from the sales of investment securities during the three months ended June 30, 2014 and 2013, respectively. The tax expense on the sale of investment securities available-for-sale amounted to $282 thousand and $2.2 million for the three months ended June 30, 2014 and 2013, respectively. Total net proceeds for these sales were $21.6 million and $128.9 million for the three months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, the Company recorded $4.2 million of gross gains and $127 thousand of gross losses resulting in a net income statement impact of $4.1 million of gains on sales of investment securities. The gross $127 thousand of losses resulted from the investment securities acquired from MetroCorp which were sold immediately after the acquisition closed. In comparison, the Company recorded $10.9 million of gross gains and no gross losses on sales of investment securities during the six months ended June 30, 2013. The tax expense on the sales of investment securities available-for-sale amounted to $1.7 million and $4.6 million for the six months ended June 30, 2014 and 2013, respectively. Total net proceeds for these sales were $351.8 million and $325.7 million for the six months ended June 30, 2014 and 2013, respectively.

The following tables present the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of June 30, 2014
Investment securities available-for-sale:
U.S. Treasury securities	$30,630	$(40)	$184,740	$(1,588)	$215,370	$(1,628)
U.S. government agency and U.S. government sponsored enterprise debt securities	33,829	(882)	171,913	(3,204)	205,742	(4,086)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	23,683	(513)	43,550	(850)	67,233	(1,363)
Residential mortgage-backed securities	205,095	(1,992)	306,292	(7,065)	511,387	(9,057)
Municipal securities	3,949	(15)	138,062	(4,632)	142,011	(4,647)
Other residential mortgage-backed securities:
Investment grade	—	—	14,485	(416)	14,485	(416)
Corporate debt securities:
Investment grade	19,943	(57)	89,752	(1,389)	109,695	(1,446)
Non-investment grade	—	—	14,660	(3,505)	14,660	(3,505)
Other securities	16,160	(440)	2,904	(64)	19,064	(504)
Total investment securities available-for-sale	$333,289	$(3,939)	$966,358	$(22,713)	$1,299,647	$(26,652)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of December 31, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$337,248	$(3,622)	$—	$—	$337,248	$(3,622)
U.S. government agency and U.S. government sponsored enterprise debt securities	387,097	(12,726)	—	—	387,097	(12,726)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	114,754	(3,280)	16,065	(1,169)	130,819	(4,449)
Residential mortgage-backed securities	502,285	(10,570)	92,540	(4,357)	594,825	(14,927)
Municipal securities	173,782	(10,765)	47,892	(6,768)	221,674	(17,533)
Other residential mortgage-backed securities:
Investment grade	46,328	(1,802)	—	—	46,328	(1,802)
Corporate debt securities:
Investment grade	193,482	(1,538)	79,442	(1,806)	272,924	(3,344)
Non-investment grade	—	—	14,422	(5,629)	14,422	(5,629)
Other securities	48,098	(864)	—	—	48,098	(864)
Total investment securities available-for-sale	$1,803,074	$(45,167)	$250,361	$(19,729)	$2,053,435	$(64,896)

Unrealized Losses

The majority of the total unrealized losses related to securities are related to residential agency mortgage-backed securities, municipal securities and government sponsored debt securities. As of June 30, 2014, residential agency mortgage-backed securities, municipal securities and government sponsored debt securities represented 32%, 11% and 17% of the total investment securities available-for-sale portfolio, respectively. As of December 31, 2013, residential agency mortgage-backed securities, municipal securities, and government sponsored debt securities represented approximately 32%, 10% and 14% of the total investment securities available-for-sale portfolio, respectively. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their current amortized cost basis. As such, the Company does not deem any of the securities as of June 30, 2014 and December 31, 2013 to be other-than-temporarily impaired.

As of June 30, 2014, there were 37 securities that have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position for less than twelve months include 22 residential agency mortgage-backed securities, 3 U.S. Treasury securities, 5 commercial agency mortgage-backed securities, 2 municipal securities, 2 government sponsored debt securities, 1 investment grade corporate debt securities and 2 other securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

As of June 30, 2014, there were 168 securities, not including the 37 securities above, that have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 79 municipal securities with a total fair value of $138.1 million, 44 residential agency mortgage-backed securities with a fair value of $306.3 million, 5 government sponsored debt securities with a fair value of $171.9 million, 2 other residential mortgage-backed securities with a total fair value of $14.5 million, 6 investment grade corporate debt securities with a fair value of $89.8 million, 4 non-investment grade corporate debt securities with a fair value of $14.7 million, 9 commercial agency mortgage-backed securities with a fair value of $43.6 million, 18 U.S. Treasury securities with a fair value of $184.7 million, and 1 other security with a fair value of $2.9 million. The unrealized losses on these securities are primarily attributed to yield curve movement, together with the widened liquidity spread and credit spread. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

As of December 31, 2013, there were 65 securities which have been in a continuous unrealized loss position for twelve months or more. These securities are comprised of 32 municipal securities with a total fair value of $47.9 million, 21 residential agency mortgage-backed securities with a total fair value of $92.5 million, 5 trust preferred securities with a total fair value of $14.4 million, 4 investment grade corporate debt securities with a total fair value of $79.4 million and 3 commercial agency mortgage-backed securities with a total fair value of $16.1 million. As of December 31, 2013, there were also 239 securities, not including the 65 securities above, which have been in a continuous unrealized loss position for less than twelve months. The securities in an unrealized loss position for less than twelve months include 94 municipal securities, 55 residential agency mortgage-backed securities, 33 U.S. Treasury securities, 19 commercial agency mortgage-backed securities, 16 government sponsored debt securities, 8 investment grade corporate debt securities, 5 other residential mortgage-backed securities and 9 other securities.  These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

Investment Securities Maturities

The scheduled maturities of investment securities at June 30, 2014 are presented as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due within one year	$457,710	$451,738
Due after one year through five years	557,768	558,346
Due after five years through ten years	549,307	553,528
Due after ten years	969,378	966,040
Total investment securities available-for-sale	$2,534,163	$2,529,652

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS AND BALANCE SHEET OFFSETTING

The following table presents the fair values and balance sheet classification of derivative instruments as of June 30, 2014 and December 31, 2013. The valuation methodology of derivative instruments is disclosed in Note 4 to the Company’s consolidated financial statements.

	Fair Values of Derivative Instruments
	June 30, 2014			December 31, 2013
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets (1)	Liabilities (1)	Amount	Assets (1)	Liabilities (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$135,000	$—	$11,157	$135,000	$—	$16,906
Total derivatives designated as hedging instruments	$135,000	$—	$11,157	$135,000	$—	$16,906
Derivatives not designated as hedging instruments:
Foreign exchange options	$85,614	$6,049	$3,362	$85,614	$6,290	$3,655
Interest rate swaps and caps	2,109,922	30,233	29,573	1,915,474	28,078	26,352
Foreign exchange contracts	476,700	4,499	4,296	440,848	6,181	3,349
Total derivatives not designated as hedging instruments	$2,672,236	$40,781	$37,231	$2,441,936	$40,549	$33,356

(1)             Derivative assets, which are a component of other assets, include the estimated settlement of the derivative asset position. Derivative liabilities, which are a component of other liabilities and deposits, include the estimated settlement of the derivative liability position.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit — The Company is exposed to changes in the fair value of certain fixed rate certificates of deposit due to changes in the benchmark interest rate, London Interbank Offering Rate (“LIBOR”). Interest rate swaps designated as fair value hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. The interest rate swaps and the associated certificates of deposit have the same maturity dates.

As of June 30, 2014 and December 31, 2013, the total notional amount of the interest rate swaps on the certificates of deposit was $135.0 million. The fair value of the interest rate swaps amounted to a $11.2 million and $16.9 million liability, respectively, as of June 30, 2014 and December 31, 2013. During the three and six months ended June 30, 2014, the Company recognized a net increase of $538 thousand and $339 thousand, respectively, in expense related to hedge ineffectiveness.  In addition, the Company recognized a net increase to interest expense of $2.0 million and $4.0 million, for the three and six months ended June 30, 2014, related to net settlements on the derivatives.

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Options — During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against currency exchange rate fluctuations in a certificate of deposit product available to bank customers. This product, which has a term of 5 years, pays interest based on the performance of the Chinese currency Renminbi (“RMB”) relative to the USD. Under ASC 815, a certificate of deposit that pays interest based on changes in currency exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e., the certificate of deposit). In accordance with ASC 815, both the embedded derivative instruments and the freestanding foreign exchange option contracts are marked-to-market each reporting period with resulting changes in fair value reported in the consolidated statements of income.

As of June 30, 2014 and December 31, 2013 the notional amount of the foreign exchange options totaled $85.6 million. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $6.0 million asset and a $3.4 million liability as of June 30, 2014. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $6.3 million asset and a $3.7 million liability as of December 31, 2013.

Interest Rate Swaps and Caps — The Company enters into interest rate derivatives including interest rate swap and caps with its customers allowing them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against interest rate risks in offering such products, the Company also enters into mirror interest rate contracts with institutional counterparties.  Thus, the Company does not assume any interest rate risk since the contracts mirror each other. As of June 30, 2014, the total notional amounts of the interest rate swaps and caps, including mirror transactions, with the institutional counterparties and the bank customers totaled a $2.11 billion asset and a $2.11 billion liability. In comparison, as of December 31, 2013, the total notional amounts of the interest rate swaps and caps, including mirror transactions, with the institutional counterparties and the bank customers totaled a $1.92 billion asset and a $1.92 billion liability. The interest rate contracts are marked-to-market each reporting period with resulting changes in fair value reported in the consolidated statements of income.

The fair values of the interest rate swap and cap contracts with the institutional counterparties and the bank customers amounted to a $30.2 million asset and a $29.6 million liability, as of June 30, 2014. The fair values of the interest rate swap and cap contracts with the institutional counterparty and the bank customers amounted to a $28.1 million asset and a $26.4 million liability, as of December 31, 2013.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange forward contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of June 30, 2014 and December 31, 2013, the notional amount of the short-term foreign exchange contracts totaled $462.8 million and $426.0 million, respectively. The fair values of the short-term foreign exchange contracts amounted to a $4.3 million asset and a $4.1 million liability, as of June 30, 2014. The fair values of the short-term foreign exchange contracts amounted to a $6.0 million asset and a $3.2 million liability, as of December 31, 2013. The gross aggregate value of the short-term foreign exchange contracts by counterparty was a liability of $923 thousand as of June 30, 2014 and an asset of $1.5 million as of December 31, 2013.

The Company also entered into long-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. As of June 30, 2014 and December 31, 2013, the notional amount of the long-term foreign exchange contracts totaled $13.9 million and $14.8 million, respectively. The fair values of the long-term foreign exchange contracts amounted to a $188 thousand asset and a $203 thousand liability, as of June 30, 2014. The fair values of the long-term foreign exchange contracts amounted to a $200 thousand asset and a $183 thousand liability, as of December 31, 2013.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three and six months ended June 30, 2014 and 2013:

	Location in	Three Months Ended		Six Months Ended
	Consolidated	June 30,		June 30,
	Statements of Income	2014	2013	2014	2013
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value	Interest expense	$3,045	$(3,810)	$5,750	$(4,715)
	Total net income (expense)	$3,045	$(3,810)	$5,750	$(4,715)
Derivatives not designated as hedging instruments
Foreign exchange options	Noninterest income	173	97	54	238
Foreign exchange options	Noninterest expense	(3)	(1)	(2)	6
Interest rate swaps and caps	Noninterest income	(130)	1,864	(1,066)	2,080
Foreign exchange contracts	Noninterest income	(500)	(719)	(2,629)	(762)
	Total net (expense) income	$(460)	$1,241	$(3,643)	$1,562

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

Balance Sheet Offsetting — The Company has entered into agreements with all counterparty financial institutions, which include master netting agreements.  However, the Company elects to account for all derivatives with counterparty institutions on a gross basis, excluding certain foreign exchange options which are not under agreements that include master netting terms. The Company has also entered into securities purchased under resale agreements (“resale agreements”), and securities sold under agreements to repurchase (“repurchase agreements”) which have master netting agreements that allow for the netting of collateral positions. These repurchase and resale agreements of securities are not eligible for offset in the consolidated balance sheet.

The following tables show the gross derivatives, resale agreements and repurchase agreements in the consolidated balance sheets and for each the respective collateral received or pledged in the form of other financial instruments, which are generally marketable securities. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown. All of the assets and liabilities in the following tables were transacted under master netting arrangements that contain a conditional right of offset, such as close-out netting, upon default. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party, but is usually delivered to and held by third party trustees.

	As of June 30, 2014 (In thousands)

			Net Amounts of
		Gross Amounts	Assets Presented	Gross Amounts Not Offset in the
	Gross Amounts	Offset in the	in the	Consolidated Balance Sheets
Assets	of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Received		Net Amount
Derivatives	$9,711	$—	$9,711	$(5,122)	$(4,589	)(1)	$—
Resale Agreements	$1,275,000	$—	$1,275,000	$(475,000)	$(800,000	)(2)	$—

			Net Amounts of
		Gross Amounts	Liabilities	Gross Amounts Not Offset in the
	Gross Amounts	Offset in the	Presented in the	Consolidated Balance Sheets
Liabilities	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Posted		Net Amount
Derivatives	$40,459	$—	$40,459	$(5,122)	$(35,337	)(3)	$—
Repurchase Agreements	$1,005,211	$—	$1,005,211	$(475,000)	$(530,211	)(4)	$—

	As of December 31, 2013 (In thousands)

			Net Amounts of
		Gross Amounts	Assets Presented	Gross Amounts Not Offset in the
	Gross Amounts	Offset in the	in the	Consolidated Balance Sheets
Assets	of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Received		Net Amount
Derivatives	$16,043	$—	$16,043	$(11,363)	$(4,680	)(1)	$—
Resale Agreements	$1,400,000	$—	$1,400,000	$(495,000)	$(905,000	)(2)	$—

			Net Amounts of
		Gross Amounts	Liabilities	Gross Amounts Not Offset in the
	Gross Amounts	Offset in the	Presented in the	Consolidated Balance Sheets
Liabilities	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Posted		Net Amount
Derivatives	$33,849	$—	$33,849	$(11,363)	$(22,486	)(3)	$—
Repurchase Agreements	$995,000	$—	$995,000	$(495,000)	$(500,000	)(4)	$—

(1)             Represents cash and securities received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $3.6 million of cash collateral received as of June 30, 2014.

(2)             Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

(3)             Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $7.5 million and $187 thousand of cash collateral posted as of June 30, 2014 and December 31, 2013, respectively.

(4)             Represents the fair value of securities the Company has pledged under repurchase agreements, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty.

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

Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Company 80% of eligible losses for both UCB and WFIB with respect to covered assets. For the UCB covered assets, the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The commercial loan shared-loss agreement and single-family residential mortgage loan shared-loss agreement are in effect for 5 years and 10 years, respectively, from the acquisition date and the loss recovery provisions of these agreements continue on and are in effect for 8 years and 10 years, respectively, from the acquisition date.

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

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate less (ii) the sum of (a) 25% of the asset discount plus (b) 25% of the Cumulative Shared-Loss Payments plus (c) the Cumulative Servicing Amount, if net losses on covered assets subject to the stated threshold are not reached. The Company recorded a liability related to both UCB and WFIB shared-loss agreements of $90.0 million and $74.7 million, respectively, as of June 30, 2014 and December 31, 2013.

The Company’s covered loan portfolio consists of (1) purchased credit-impaired (“PCI”) loans and (2) covered advances drawn down on existing commitment lines acquired, subsequent to the UCB and WFIB acquisition dates (covered advances).  PCI covered loans represent acquired loans, which the Company elected to account for in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”).  As of the respective acquisition dates, the UCB and WFIB loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. These commitments are covered under the shared-loss agreements.  However, the covered advances are not accounted for under ASC 310-30.

At acquisition, loans were pooled and accounted for at fair value, which represents the discounted value of the expected cash flows of the loan portfolio. Nonaccretable difference represents the Company’s estimate of the expected credit losses, which was considered in determining the fair value of the loans as of the respective acquisition dates. In estimating nonaccretable difference, the Company (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”).  In the determination of contractual cash flows and cash flows expected to be collected, the Company assumed no prepayments on the PCI nonaccrual loan pools since we do not anticipate any significant prepayments on credit impaired loans. For the PCI accrual loans for single-family, multifamily and commercial real estate, the Company utilized a recognized third party vendor to obtain prepayment speeds. As the prepayment rates for the construction, land, and commercial and consumer loan pools have historically been low, the Company applied the prepayment assumptions of the current portfolio using internal modeling. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans.

The following tables present the composition of the covered loans as of June 30, 2014 and December 31, 2013:

	June 30,		December 31,
	2014		2013
	(In thousands)
Residential:
Residential single-family	$259,438		$290,095
Residential multifamily	361,472		403,508
Total residential	620,910		693,603
Commercial Real Estate (“CRE”):
Commercial and industrial real estate	895,140		1,103,530
Construction and land	73,216		163,833
Total CRE	968,356		1,267,363
Other Loans:
Commercial business	331,117		426,621
Other consumer	68,944		73,973
Total other loans	400,061		500,594
Total covered loans receivable	1,989,327	(1)	2,461,560	(2)
Covered discount	(181,357)		(265,917)
Net valuation of loans	1,807,970		2,195,643
Allowance on covered loans	(4,880)		(7,745)
Total covered loans, net	$1,803,090		$2,187,898
Collectively evaluated for impairment	$252,205	(1)	$320,185	(2)
Acquired with deteriorated credit quality	1,555,765		1,875,458
	$1,807,970		$2,195,643

(1)             Includes $252.2 million of covered advances comprised of $202.5 million, $29.0 million, $11.7 million and $9.0 million of commercial and industrial, consumer, residential and commercial real estate loans, respectively.

(2)             Includes $320.2 million of covered advances comprised of $230.6 million, $46.7 million, $30.9 million and $12.0 million of commercial and industrial, commercial real estate, consumer and residential loans, respectively.

Credit Quality Indicators

Covered loans acquired are subject to the Bank’s internal and external credit review and monitoring. The same credit quality indicators are reviewed for the covered portfolio as the non-covered portfolio, to enable the monitoring of the borrower’s credit and the likelihood of repayment.

Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current financial and liquidity status and all other relevant information. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources. Refer to Note 9 for a full discussion of risk ratings.

As of June 30, 2014 and December 31, 2013, the majority of the PCI covered loan portfolio was performing better than expected from the day one valuation. As a result, the Company reduced the nonaccretable difference due to the improved performance of the portfolio.  By decreasing the nonaccretable discount, the overall accretable yield will increase, thus increasing the interest income recognized over the remaining life of the loans. This reduction was primarily due to loan paydowns.  However, the Company has experienced some credit deterioration in certain PCI covered loan pools. Based on the Company’s estimates of cash flows expected to be collected, the Company may establish an allowance for the PCI covered pool of loans, with a charge to income through the provision for loan losses, where appropriate.  As of June 30, 2014, the Company has established an allowance of $1.2 million on $66.3 million of PCI covered loans. As of December 31, 2013, an allowance of $2.2 million was established on $129.7 million of PCI covered loans. The allowance balances for both periods were allocated mainly to the PCI covered commercial real estate loans. With respect to the covered advances, losses are estimated collectively for groups of loans with similar characteristics. Refer to Note 9 for a discussion on the Company’s allowance for loan losses methodology.

The following tables present a summary of the activity in the allowance for loan losses on the PCI covered loans and the covered advances for the periods indicated.

	Three Months Ended June 30,
	2014				2013
	Covered		PCI Covered		Covered		PCI Covered
	Advances		Loans	Total	Advances		Loans	Total
	(In thousands)
Beginning balance	$4,316		$2,202	$6,518	$8,118		$1,992	$10,110
Provision for (reversal of) loan losses	70		(1,014)	(944)	186		537	723
Charge-offs	(694)		—	(694)	(1,204)		—	(1,204)
Ending balance	$3,692	(1)	$1,188	$4,880	$7,100	(2)	$2,529	$9,629
Ending balance allocated to:
Collectively evaluated for impairment	3,692	(1)	—	3,692 (1)	7,100	(2)	—	7,100
Acquired with deteriorated credit quality	—		1,188	1,188	—		2,529	2,529
Ending balance	$3,692	(1)	$1,188	$4,880	$7,100	(2)	$2,529	$9,629

	Six Months Ended June 30,
	2014				2013
	Covered		PCI Covered		Covered		PCI Covered
	Advances		Loans	Total	Advances		Loans	Total
	(In thousands)
Beginning balance	$5,476		$2,269	$7,745	$5,153		$—	$5,153
(Reversal of) provision for loan losses	(884)		(1,081)	(1,965)	3,283		2,529	5,812
Charge-offs	(900)		—	(900)	(1,336)		—	(1,336)
Ending balance	$3,692	(1)	$1,188	$4,880	$7,100	(2)	$2,529	$9,629
Ending balance allocated to:
Collectively evaluated for impairment	3,692	(1)	—	3,692 (1)	7,100	(2)	—	7,100
Acquired with deteriorated credit quality	—		1,188	1,188	—		2,529	2,529
Ending balance	$3,692	(1)	$1,188	$4,880	$7,100	(2)	$2,529	$9,629

(1)             $2.6 million, $666 thousand, $282 thousand and $167 thousand of allowance for loan losses are allocated to commercial and industrial, commercial real estate, consumer and residential loans, respectively.

(2)             $4.1 million, $2.4 million, $407 thousand and $174 thousand of allowance for loan losses are allocated to commercial and industrial, commercial real estate, consumer and residential loans, respectively.

The following tables present the credit risk rating categories for the covered loans by portfolio segments as of June 30, 2014 and December 31, 2013.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
June 30, 2014
Residential:
Residential single-family	$252,121	$757	$6,560	$—	$259,438
Residential multifamily	327,990	786	32,696	—	361,472
Total residential	580,111	1,543	39,256	—	620,910
Commercial Real Estate (“CRE”):
Commercial and industrial real estate	755,244	3,255	130,173	6,468	895,140
Construction and land	25,628	9,235	37,461	892	73,216
Total CRE	780,872	12,490	167,634	7,360	968,356
Other Loans:
Commercial business	282,018	7,171	41,928	—	331,117
Other consumer	67,320	100	1,524	—	68,944
Total other loans	349,338	7,271	43,452	—	400,061
Total principal balance	$1,710,321	$21,304	$250,342	$7,360	$1,989,327

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2013
Residential:
Residential single-family	$281,246	$733	$8,116	$—	$290,095
Residential multifamily	373,024	785	29,699	—	403,508
Total residential	654,270	1,518	37,815	—	693,603
Commercial Real Estate (“CRE”):
Commercial and industrial real estate	857,376	27,851	211,835	6,468	1,103,530
Construction and land	41,847	9,472	111,616	898	163,833
Total CRE	899,223	37,323	323,451	7,366	1,267,363
Other Loans:
Commercial business	378,086	4,635	43,797	103	426,621
Other consumer	72,053	128	1,792	—	73,973
Total other loans	450,139	4,763	45,589	103	500,594
Total principal balance	$2,003,632	$43,604	$406,855	$7,469	$2,461,560

Credit Risk and Concentration

At each respective acquisition date, the covered loans were grouped into pools of loans with similar characteristics and risk factors per ASC 310-30. The pools were first developed based on loan categories and performance status. As of June 30, 2014 and December 31, 2013, UCB covered loans comprised approximately 94% of total covered loans. In respect of the UCB acquisition, the loans were further segregated among the former UCB domestic, Hong Kong and China portfolios, representing three general geographic regions. The Company evaluated the make-up of geographic regions within the construction, land, and multi-family loan portfolios and further segregated these pools into distressed and non-distressed regions, based on the Company’s historical experience with real estate loans within the non-covered portfolio. As of the UCB acquisition date, 64%, 10% and 11% of the UCB portfolio were located in California, Hong Kong and New York, respectively. This assessment was factored into the day one valuation and discount applied to the loans. As such, geographic concentration risk is considered in the covered loan discount.

Covered Nonperforming Assets

The following table presents the Company’s covered nonperforming assets as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
	(In thousands)
Covered nonaccrual loans(1) (2) (3)	$86,771	$126,895
Other real estate owned covered, net	24,779	21,373
Total covered nonperforming assets	$111,550	$148,268

(1)             Covered nonaccrual loans include loans that meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30.  All losses on covered loans are 80% reimbursed by the FDIC.

(2)             Net of discount.

(3)             Includes $14.3 million and $17.7 million of covered advances as of June 30, 2014 and December 31, 2013, respectively; and $72.5 million and $109.2 million of PCI loans as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, there were no accruing covered loans that were past due 90 days or more.

Troubled Debt Restructurings

The following tables present the Company’s troubled debt restructurings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$73,234	$141,923	$116,007	$157,736
Additions	704	3,709	787	25,793
Transfers to covered OREO	—	—	(1,230)	—
Charge-offs	(500)	(3,762)	(1,323)	(7,466)
Paydowns/ Reductions	(13,414)	(21,622)	(54,217)	(55,815)
Balance at end of period	$60,024	$120,248	$60,024	$120,248

Covered Other Real Estate Owned (“OREO”)

Covered OREO balances were $24.8 million and $21.4 million, net of valuation adjustments of $465 thousand and $2.4 million as of June 30, 2014 and December 31, 2013, respectively. Approximately 26%, 24% and 22% of the covered OREO were located in Massachusetts, California and Washington, respectively, as of June 30, 2014.  Approximately 31% of covered OREO were each located in California and Massachusetts as of December 31, 2013.  During the first six months of 2014, 10 properties with an aggregate carrying value of $19.6 million were added through foreclosure. During the first six months of 2014, we sold 10 covered OREO properties for total proceeds of $17.7 million resulting in a total net gain on sale of $2.0 million.

Accretable Yield

The following tables summarize the changes in the accretable yield for the PCI covered loans for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$424,005	$503,476	$461,545	$556,986
Additions	—	—	—	—
Accretion	(64,114)	(84,811)	(125,304)	(166,438)
Changes in expected cash flows	27,236	40,052	50,886	68,169
Balance at end of period	$387,127	$458,717	$387,127	$458,717

The excess of cash flows expected to be collected over the initial fair value of the PCI loans is referred to as the accretable yield and is accreted into interest income using an effective yield method over the remaining life of the acquired loans. The accretable yield will change due to:

•            estimate of the remaining life of acquired loans which may change the amount of future interest income;

•            estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

•            indices for acquired loans with variable rates of interest.

During the second quarter of 2014, the estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference) was reduced as the losses on certain loan pools were evaluated and determined to be lower than expected. As a result of the reduction in the nonaccretable yield, the accretable yield increased, as did the amortization of the FDIC indemnification asset. Consequently, $19.6 million and $38.6 million were reclassified from non-accretable yield to accretable yield due to changes in loss rate assumptions, for the three and six months ended June 30, 2014. In comparison, $26.0 million and $39.5 million were reclassified from non-accretable yield to accretable yield due to changes in loss rate assumptions, for the three and six months ended June 30, 2013. Due to ongoing improvement in credit quality of the remaining covered loans, the accrued liability to the FDIC increased during the second quarter of 2014.

From December 31, 2013 to June 30, 2014, excluding scheduled principal payments, a total of $353.7 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, or charged-off. Interest income was adjusted by $51.1 million related to payoffs and removals offset by charge-offs.

From December 31, 2012 to June 30, 2013, excluding scheduled principal payments, a total of $392.7 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income was adjusted by $74.3 million related to payoffs and removals offset by charge-offs.

FDIC Indemnification Asset/(Net Payable to FDIC)

Due to the reductions of the nonaccretable difference on the UCB and WFIB covered loan portfolios, the expected reimbursement from the FDIC under the shared-loss agreements has decreased. The Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset, in line with the improved accretable yield as discussed above. Due to the estimated losses from the covered portfolio and the corresponding expected payments from the FDIC, the Company recorded an FDIC indemnification asset of $27.6 million as of March 31, 2014. As of June 30, 2014, due to the ongoing improvement in credit quality of the covered portfolio, the Company recorded a net liability to the FDIC of $24.3 million.  The following table presents a summary of the FDIC indemnification asset/(net payable to FDIC) for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$27,552	$276,834	$74,708	$316,313
Amortization	(29,303)	(12,696)	(57,793)	(21,382)
Reductions (1)	(14,111)	(28,820)	(25,953)	(52,055)
Estimate of FDIC repayment (2)	(8,475)	(15,376)	(15,299)	(22,934)
Balance at end of period	$(24,337)	$219,942	$(24,337)	$219,942

(1)             Reductions relate to charge-offs, partial prepayments, loan payoffs and loan sales which result in a corresponding reduction of the indemnification asset.

(2)             This represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC loss share agreements, due to lower thresholds of losses.

FDIC Receivable

As of June 30, 2014, the FDIC shared-loss receivable was $15.7 million as compared to $30.3 million as of December 31, 2013. This receivable represents current reimbursable amounts from the FDIC, under the FDIC shared-loss agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan related expenses and OREO-related expenses. Consequently, 100% of the loan related and OREO expenses are recorded as noninterest expense, 80% of any reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur. The FDIC shared-loss receivable is included in other assets on the consolidated balance sheet.

The following tables present a summary of the activity in the FDIC receivable for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$19,644	$46,762	$30,261	$73,091
Net (reduction) addition due to recovery or eligible expense/loss	(5,669)	8,967	(12,147)	16,528
Payments to (received from) the FDIC	1,772	(8,604)	(2,367)	(42,494)
Balance at end of period	$15,747	$47,125	$15,747	$47,125

NOTE 9 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of loans receivable, excluding covered loans (“non-covered loans”) as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
	(In thousands)
Residential:
Single-family	$3,316,581	$3,192,875
Multifamily	1,133,146	992,434
Total residential	4,449,727	4,185,309
Commercial Real Estate (“CRE”):
Income producing	5,358,710	4,301,030
Construction	233,105	140,186
Land	206,488	143,861
Total CRE	5,798,303	4,585,077
Commercial and Industrial (“C&I”):
Commercial business	5,956,607	4,637,056
Trade finance	716,696	723,137
Total C&I	6,673,303	5,360,193
Consumer:
Student loans	139,736	679,220
Other consumer	1,216,699	868,518
Total consumer	1,356,435	1,547,738
Total loans receivable, excluding covered loans (1)	18,277,768	15,678,317
Unearned fees, premiums, and discounts, net	(5,589)	(23,672)
Allowance for loan losses, excluding covered loans	(246,468)	(241,930)
Loans receivable, excluding covered loans, net	$18,025,711	$15,412,715

(1)             Loans net of ASC 310-30 discount.

Accrued interest on covered and non-covered loans receivable amounted to $79.5 million and $94.5 million as of June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, covered and non-covered loans receivable totaling $12.98 billion and $10.57 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Bank offers adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas.  The Bank offers ARM single-family loan programs with one-year or three-year initial fixed periods.  The Bank offered in 2013 and prior years, a low documentation program for single family residential loans.  These loans require a large down payment and a low loan to value ratio, typically 60% or less.  These loans have historically experienced low delinquency and default rates.  A majority of the single family residential loan originations in 2013 were originated under this program.  In 2014, this program was modified to require not only a large down payment, but additional income or asset information to determine the borrower’s ability to repay.  The Bank originated $229.8 million and $413.4 million in new residential single-family loans during the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, the Bank originated $411.4 million and $676.5 million, respectively, in new residential single-family loans.

The Bank also offers ARM home equity lines of credit (“HELOC”) secured by one-to-four unit residential properties located in its primary lending areas.  The program is a low documentation program that requires low loan to value ratios, typically 60% or less.  These loans have historically experienced low delinquency and default rates. The Bank originated $244.5 million and $195.4 million in new HELOCs during the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Bank originated $493.4 million and $284.6 million, respectively, in new HELOCs.

In addition, the Bank offers ARM residential multifamily loan programs. The Bank originated $154.7 million and $104.2 million in new multifamily residential loans during the six months ended June 30, 2014 and 2013, respectively. The Bank primarily offers ARM multifamily loan programs that have six-month, three-year, or five-year initial fixed periods.  In addition to residential lending, the Bank’s lending activities also include CRE, commercial and industrial, and consumer lending.  The Bank’s CRE lending activities include loans to finance income-producing properties, construction and land loans.  The Bank’s C&I lending activities include commercial business financing for small and middle-market businesses in a wide spectrum of industries.  Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, small business administration loans and lease financing.  The Bank also offers a variety of international trade finance services and products, including letters of credit, revolving lines of credit, import loans, bankers’ acceptances, working capital lines, domestic purchase financing and pre-export financing.  Consumer loans are primarily comprised of fully guaranteed student loans, home equity lines of credit, auto loans and insurance premium financing loans.

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

Credit Risk and Concentrations — The Company has a concentration of real estate loans in California.  As of June 30, 2014, the Company had $5.80 billion in non-covered commercial real estate loans and $4.45 billion in non-covered residential loans, of which approximately 80% are secured by real properties located in California.  Deterioration in the real estate market generally, including residential and commercial real estate, could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance loans relate to trade with Asian countries and the majority of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import and export activities.  The Company also offers export-import financing to various domestic and foreign customers. Certain trade finance loans may be guaranteed by the Export-Import Bank of the United States or the Export-Import Bank of China.

Purchased Loans — During the six months ended June 30, 2014, the Company purchased approximately $86.3 million of student loans. These loans are guaranteed by the U.S. Department of Education.

Acquired Loans — In January 2014, the Company acquired $1.19 billion of loans through its acquisition of MetroCorp, as discussed in Note 3 of the Company’s consolidated financial statements.  As of the acquisition date, approximately 6% of the acquired loans were credit impaired and accounted for in accordance with ASC 310-30. As of June 30, 2014, there were $58.9 million PCI loans acquired from MetroCorp.

Loans Held for Sale — Loans held for sale totaled $450.9 million and $205.0 million as of June 30, 2014 and December 31, 2013, respectively. Loans held for sale are recorded at the lower of cost or fair value. Fair value is derived from current market prices. As of June 30, 2014, the majority of the loans held for sale were student loans, which are guaranteed by the U.S. Department of Education.  During the three months and six months ended June 30, 2014, net loans receivable of $27.0 million and $460.8 million were reclassified to loans held for sale. These loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $190.5 million and $326.3 million for the three months and six months ended June 30, 2014, respectively, resulting in net gains of $5.0 million and $8.5 million, respectively. Proceeds from sales of loans held for sale were $6.3 million for the six months ended June 30, 2013, resulting in net gains of $1 thousand.  There were no sales of loans held for sale for the three months ended June 30, 2013.

Credit Quality Indicators

Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current payment performance/delinquency, current financial and liquidity status and all other relevant information.  For single family residential loans, payment performance/delinquency is the driving indicator for the risk ratings. However, the risk ratings remain the overall credit quality indicator for the Company as well as the credit quality indicator utilized for estimating the appropriate allowance for loan losses. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources.

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

The following tables present the credit risk rating categories for the non-covered loans by portfolio segment as of June 30, 2014 and December 31, 2013.

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
June 30, 2014
Residential:
Single-family	$3,297,111	$7,708	$11,762	$—	$3,316,581
Multifamily	1,075,296	—	57,850	—	1,133,146
CRE:
Income producing	5,056,988	74,904	225,774	1,044	5,358,710
Construction	220,057	6,160	6,888	—	233,105
Land	178,005	6,438	22,045	—	206,488
C&I:
Commercial business	5,627,827	101,399	226,993	388	5,956,607
Trade finance	650,525	53,821	12,350	—	716,696
Consumer:
Student loans	136,553	643	2,540	—	139,736
Other consumer	1,213,739	368	2,592	—	1,216,699
Total	$17,456,101	$251,441	$568,794	$1,432	$18,277,768

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2013
Residential:
Single-family	$3,167,337	$8,331	$17,207	$—	$3,192,875
Multifamily	923,697	1,634	67,103	—	992,434
CRE:
Income producing	4,032,269	56,752	212,009	—	4,301,030
Construction	127,138	6,160	6,888	—	140,186
Land	116,000	9,304	18,557	—	143,861
C&I:
Commercial business	4,400,847	92,315	143,894	—	4,637,056
Trade finance	681,345	22,099	19,693	—	723,137
Consumer:
Student loans	677,094	445	1,681	—	679,220
Other consumer	865,752	244	2,522	—	868,518
Total	$14,991,479	$197,284	$489,554	$—	$15,678,317

Nonaccrual and Past Due Loans

The following tables below present an aging analysis of the Company’s non-covered loans and loans held for sale, segregated by portfolio segment, as of June 30, 2014 and December 31, 2013.

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual	Current
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Accruing
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
June 30, 2014
Residential:
Single-family	$8,223	$743	$8,966	$2,844	$5,637	$8,481	$3,299,134	$3,316,581
Multifamily	4,514	932	5,446	14,385	11,113	25,498	1,102,202	1,133,146
CRE:
Income producing	18,072	7,619	25,691	31,025	12,121	43,146	5,289,873	5,358,710
Construction	—	—	—	—	6,888	6,888	226,217	233,105
Land	2,125	96	2,221	1,467	5,970	7,437	196,830	206,488
C&I:
Commercial business	3,047	4,590	7,637	7,600	16,151	23,751	5,925,219	5,956,607
Trade finance	—	—	—	—	222	222	716,474	716,696
Consumer:
Student loans	599	643	1,242	—	2,540	2,540	135,954	139,736
Other consumer	1,798	11	1,809	2	957	959	1,213,931	1,216,699
Loans held for sale	—	—	—	—	—	—	450,864	450,864
Total (1)	$38,378	$14,634	$53,012	$57,323	$61,599	$118,922	$18,556,698	18,728,632
Unearned fees, premiums and discounts, net								(5,589)
Total recorded investment in non-covered loans and loans held for sale								$18,723,043

(1) Loans net of ASC 310-30 discount.

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual	Total
	Loans	Loans	Accruing	Loans Less	Loans	Nonaccrual	Current
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Past Due	Accruing
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
December 31, 2013
Residential:
Single-family	$4,694	$922	$5,616	$—	$11,218	$11,218	$3,176,041	$3,192,875
Multifamily	8,580	531	9,111	19,661	7,972	27,633	955,690	992,434
CRE:
Income producing	12,746	1,798	14,544	13,924	22,549	36,473	4,250,013	4,301,030
Construction	—	—	—	—	6,888	6,888	133,298	140,186
Land	—	—	—	265	3,223	3,488	140,373	143,861
C&I:
Commercial business	3,428	6,259	9,687	6,437	15,486	21,923	4,605,446	4,637,056
Trade finance	—	—	—	—	909	909	722,228	723,137
Consumer:
Student loans	541	445	986	—	1,681	1,681	676,553	679,220
Other consumer	293	1	294	175	1,263	1,438	866,786	868,518
Loans held for sale	—	—	—	—	—	—	204,970	204,970
Total	$30,282	$9,956	$40,238	$40,462	$71,189	$111,651	$15,731,398	15,883,287
Unearned fees, premiums and discounts, net								(23,672)
Total recorded investment in non-covered loans and loans held for sale								$15,859,615

Loans 90 or more days past due are generally placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent troubled debt restructurings, are also placed on nonaccrual status.

Troubled debt restructurings

A troubled debt restructuring (“TDR”) is a modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a below-market change in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged-off. The A/B note balance is comprised of the A note balances only. A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk, the loan is not impaired based on the terms specified by the restructuring agreement and has demonstrated a period of sustained performance under the modified terms.

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms. A loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments. The Company had $66.2 million and $71.8 million in total performing restructured loans as of June 30, 2014 and December 31, 2013, respectively. Nonperforming restructured loans were $25.7 million and $11.1 million as of June 30, 2014 and December 31, 2013, respectively. Included as TDRs were $3.4 million and $4.3 million of performing A/B notes as of June 30, 2014 and December 31, 2013, respectively.

The following tables summarize new TDR modifications on non-covered loans portfolio and include the financial effects of these modifications for the periods presented.

	Loans Modified as TDRs During the Three Months Ended June 30,
	2014				2013
		Pre-Modification	Post-Modification			Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)	Contracts	Investment	Investment (1)	Impact (2)
	($ in thousands)
Residential:
Single-family	1	$1,032	$1,030	$—	—	$—	$—	$—
Multifamily	1	$2,513	$2,973	$—	1	$1,093	$1,093	$—
CRE:
Income producing	2	$5,318	$5,254	$—	4	$23,167	$22,934	$102
Construction	—	$—	$—	$—	—	$—	$—	$—
Land	—	$—	$—	$—	—	$—	$—	$—
C&I:
Commercial business	2	$1,165	$1,155	$563	3	$1,204	$1,201	$86
Trade finance	—	$—	$—	$—	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—	—	$—	$—	$—
Other consumer	—	$—	$—	$—	—	$—	$—	$—

	Loans Modified as TDRs During the Six Months Ended June 30,
	2014				2013
		Pre-Modification	Post-Modification			Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)	Contracts	Investment	Investment (1)	Impact (2)
	($ in thousands)
Residential:
Single-family	4	$6,855	$5,105	$—	—	$—	$—	$—
Multifamily	1	$2,513	$2,973	$—	1	$1,093	$1,093	$—
CRE:
Income producing	2	$5,318	$5,254	$—	4	$23,167	$22,934	$102
Construction	—	$—	$—	$—	—	$—	$—	$—
Land	—	$—	$—	$—	—	$—	$—	$—
C&I:
Commercial business	7	$2,886	$2,828	$1,811	4	$1,246	$1,241	$86
Trade finance	—	$—	$—	$—	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—	—	$—	$—	$—
Other consumer	—	$—	$—	$—	1	$651	$649	$—

(1)                 Includes subsequent payments after modification and reflects the balance as of June 30, 2014 and June 30, 2013.

(2)                 The financial impact includes charge-offs and specific reserves recorded at modification date.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the Bank’s recovery. Residential TDRs were restructured through extensions, interest rate reductions, principal deferments, and other modified terms, for a total of $8.1 million as of June 30, 2014. Commercial real estate TDRs were restructured through principal and interest reductions and principal, for a total of $5.3 million as of June 30, 2014. Commercial and industrial TDRs were restructured through extensions, principal deferment, and other modified terms, for a total of $2.8 million as of June 30, 2014. These modifications had an impact of a reduction or deferment of principal and/or interest collected over the life of the loan, and/or an extended time period of collection of principal and/or interest.

Modifications of residential TDRs primarily included A/B note splits, which result in a partial charge-off or loss for the Bank at the modification date. Residential TDRs modified using A/B note splits totaled $1.1 million as of June 30, 2013. Commercial real estate TDRs were primarily modified through, A/B note splits, forbearance of payments and principal and/or interest deferment, for a total of $22.9 million as of June 30, 2013. Modifications of commercial and industrial TDRs were restructured through principal and interest reduction, for a total of $1.2 million as of June 30, 2013. Consumer TDRs were restructured through maturity extensions, for a total of $649 thousand as of June 30, 2013.

Performing TDRs at June 30, 2014 were comprised of $17.4 million in residential loans, $31.6 million in commercial real estate loans, $16.4 million in commercial and industrial loans, and $758 thousand in consumer loans. Performing TDRs at December 31, 2013 were comprised of $37.6 million in commercial real estate loans, $17.4 million in residential loans, $16.7 million in commercial and industrial loans and $108 thousand in consumer loans. Nonperforming TDRs at June 30, 2014 were comprised of $9.0 million in residential loans, $11.3 million in commercial real estate loans, $5.4 million in commercial and industrial loans and no consumer loans. Nonperforming TDRs at December 31, 2013 were comprised of $3.6 million in residential loans, $3.4 million in commercial real estate loans, $3.5 million in commercial and industrial loans, and $639 thousand in consumer loans.

Loans Modified as TDRs that Subsequently Defaulted
During the Three Months Ended June 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
($ in thousands)
Residential:
Single-family	—	$—	1	$105
Multifamily	—	$—	—	$—
CRE:
Income producing	—	$—	—	$—
Construction	—	$—	—	$—
Land	—	$—	—	$—
C&I:
Commercial business	1	$500	—	$—
Trade finance	—	$—	—	$—
Consumer:
Student loans	—	$—	—	$—
Other consumer	—	$—	—	$—

	Loans Modified as TDRs that Subsequently Defaulted
	During the Six Months Ended June 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	($ in thousands)
Residential:
Single-family	—	$—	3	$2,935
Multifamily	—	$—	—	$—
CRE:
Income producing	1	$2,730	—	$—
Construction	—	$—	—	$—
Land	—	$—	—	$—
C&I:
Commercial business	1	$500	2	$500
Trade finance	—	$—	—	$—
Consumer:
Student loans	—	$—	—	$—
Other consumer	—	$—	—	$—

TDRs are included in the impaired loan quarterly valuation allowance process. See the sections below Impaired Loans and Allowance for Loan Losses for the complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of delinquent TDRs, when the restructured loan is uncollectible and its fair value is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses. If the loan is a performing TDR, the deficiency is included in the specific allowance, as appropriate. As of June 30, 2014, the allowance for loan losses associated with TDRs was $14.9 million for performing TDRs and $3.0 million for nonperforming TDRs. As of December 31, 2013, the allowance for loan losses associated with TDRs was $13.0 million for performing TDRs and $836 thousand for nonperforming TDRs.

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

At June 30, 2014 and December 31, 2013, impaired non-covered loans totaled $169.0 million and $183.5 million, respectively. Impaired non-covered loans as of June 30, 2014 and December 31, 2013 are set forth in the following tables.

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment (1)	Allowance
	(In thousands)
As of June 30, 2014
Residential:
Single-family	$16,220	$13,427	$1,067	$14,494	$192
Multifamily	39,108	27,617	9,139	36,756	1,185
CRE:
Income producing	65,663	39,638	18,135	57,773	2,555
Construction	6,888	6,888	—	6,888	—
Land	17,059	4,217	7,865	12,082	1,991
C&I:
Commercial business	54,236	10,497	29,182	39,679	18,645
Trade finance	529	256	273	529	273
Consumer:
Other consumer	763	763	—	763	—
Total	$200,466	$103,303	$65,661	$168,964	$24,841

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment (1)	Allowance
	(In thousands)
As of December 31, 2013
Residential:
Single-family	$15,814	$13,585	$1,588	$15,173	$207
Multifamily	43,821	30,899	10,215	41,114	1,339
CRE:
Income producing	73,777	39,745	25,523	65,268	5,976
Construction	6,888	6,888	—	6,888	—
Land	17,390	4,372	7,908	12,280	2,082
C&I:
Commercial business	48,482	10,850	27,487	38,337	13,787
Trade finance	2,771	438	752	1,190	752
Consumer:
Student loans	1,749	1,681	—	1,681	—
Other consumer	1,945	1,546	—	1,546	—
Total	$212,637	$110,004	$73,473	$183,477	$24,143

(1)         Excludes $14.3 million and $17.7 million of covered non-accrual loans at June 30, 2014 and December 31, 2013, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

The following tables provide the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
	Average recorded investment	Recognized interest income (1)	Average recorded investment	Recognized interest income (1)	Average recorded investment	Recognized interest income (1)	Average recorded investment	Recognized interest income (1)
	(In thousands)				(In thousands)
Residential:
Single-family	$15,131	$65	$11,219	$38	$14,034	$115	$11,497	$77
Multifamily	36,683	184	45,230	247	36,817	360	45,407	456
CRE:
Income producing	59,121	303	57,105	1,529	59,917	627	58,098	1,738
Construction	6,888	—	6,888	—	6,888	—	6,888	—
Land	12,128	75	13,231	124	12,179	149	13,285	247
C&I:
Commercial business	41,592	211	23,448	59	42,682	414	24,200	104
Trade finance	546	4	2,052	4	559	8	2,367	7
Consumer:
Other consumer	755	13	1,555	7	752	14	1,597	14
Total impaired loans (excluding PCI)	$172,844	$855	$160,728	$2,008	$173,828	$1,687	$163,339	$2,643

(1)         Includes interest recognized on accruing TDRs.  Interest payments received on nonaccrual loans are generally reflected as a reduction of principal and not as interest income.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Bank’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. As of June 30, 2014, the Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are the global cash flows of the borrowers and guarantors, and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loans.

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

The following tables present a summary of the activity in the allowance for loan losses on the non-covered loans for the periods indicated.

	Residential	CRE		C&I	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2014
Beginning balance	$47,827	$62,739		$124,201	$10,851	$—	$245,618
Provision for loan losses	(2,046)	(1,376)		10,784	753	829	8,944
Provision allocation for unfunded loan commitments and letters of credit	—	—		—	—	(829)	(829)
Charge-offs	(61)	(1,314	)(1)	(6,899)	(2)	—	(8,276)
Recoveries	63	551		393	4	—	1,011
Net recoveries/(charge-offs)	2	(763)		(6,506)	2	—	(7,265)
Ending balance	$45,783	$60,600		$128,479	$11,606	$—	$246,468
Ending balance allocated to:
Individually evaluated for impairment	$1,377	$4,546		$18,918	$—	$—	$24,841
Collectively evaluated for impairment	44,406	55,684		109,561	11,606		221,257
Acquired with deteriorated credit quality	—	370		—	—	—	370
Ending balance	$45,783	$60,600		$128,479	$11,606	$—	$246,468

	Residential	CRE		C&I	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2013
Beginning balance	$46,880	$72,958		$102,346	$6,612	$—	$228,796
Provision for loan losses	704	(426)		6,241	2,190	(432)	8,277
Provision allocation for unfunded loan commitments and letters of credit	—	—		—	—	432	432
Charge-offs	(550)	(762)		(3,816)	(865)	—	(5,993)
Recoveries	303	1,060		605	—	—	1,968
Net (charge-offs)/recoveries	(247)	298		(3,211)	(865)	—	(4,025)
Ending balance	$47,337	$72,830		$105,376	$7,937	$—	$233,480
Ending balance allocated to:
Individually evaluated for impairment	$1,508	$7,931		$3,708	$—	$—	$13,147
Collectively evaluated for impairment	45,829	64,899		101,668	7,937	—	220,333
Ending balance	$47,337	$72,830		$105,376	$7,937	$—	$233,480

	Residential	CRE		C&I	Consumer	Unallocated	Total
	(In thousands)
Six Months Ended June 30, 2014
Beginning balance	$50,717	$64,677		$115,184	$11,352	$—	$241,930
Provision for loan losses	(4,790)	(3,823)		24,215	252	1,044	16,898
Allowance for unfunded loan commitments and letters of credit	—	—		—	—	(1,044)	(1,044)
Charge-offs	(343)	(1,634	)(1)	(12,224)	(5)	—	(14,206)
Recoveries	199	1,380		1,304	7	—	2,890
Net (charge-offs)/recoveries	(144)	(254)		(10,920)	2	—	(11,316)
Ending balance	$45,783	$60,600		$128,479	$11,606	$—	$246,468
Ending balance allocated to:
Individually evaluated for impairment	$1,377	$4,546		$18,918	$—	$—	$24,841
Collectively evaluated for impairment	44,406	55,684		109,561	11,606	—	221,257
Acquired with deteriorated credit quality	—	370		—	—	—	370
Ending balance	$45,783	$60,600		$128,479	$11,606	$—	$246,468

	Residential	CRE		C&I	Consumer	Unallocated	Total
	(In thousands)
Six Months Ended June 30, 2013
Beginning balance	$49,349	$69,856		$105,376	$4,801	$—	$229,382
Provision for loan losses	(2,222)	3,392		3,941	3,552	(1,148)	7,515
Allowance for unfunded loan commitments and letters of credit	—	—		—	—	1,148	1,148
Charge-offs	(861)	(1,767)		(5,077)	(1,211)	—	(8,916)
Recoveries	1,071	1,349		1,136	795	—	4,351
Net recoveries/(charge-offs)	210	(418)		(3,941)	(416)	—	(4,565)
Ending balance	$47,337	$72,830		$105,376	$7,937	$—	$233,480
Ending balance allocated to:
Individually evaluated for impairment	$1,508	$7,931		$3,708	$—	$—	$13,147
Collectively evaluated for impairment	45,829	64,899		101,668	7,937	—	220,333
Ending balance	$47,337	$72,830		$105,376	$7,937	$—	$233,480

(1)             Includes charge-off of $523 thousand relating to PCI loans acquired from MetroCorp.

The Company’s recorded investments in total non-covered loans receivable as of June 30, 2014 and December 31, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential	CRE	C&I	Consumer	Total
	(In thousands)
June 30, 2014
Individually evaluated for impairment	$51,250	$76,743	$40,208	$763	$168,964
Collectively evaluated for impairment	4,397,218	5,665,843	6,631,178	1,355,672	18,049,911
Acquired with deteriorated credit quality	1,259	55,717	1,917	—	58,893
Ending balance	$4,449,727	$5,798,303	$6,673,303	$1,356,435	$18,277,768

	Residential	CRE	C&I	Consumer	Total
	(In thousands)
December 31, 2013
Individually evaluated for impairment	$56,287	$84,436	$39,527	$3,227	$183,477
Collectively evaluated for impairment	4,129,022	4,500,641	5,320,666	1,544,511	15,494,840
Ending balance	$4,185,309	$4,585,077	$5,360,193	$1,547,738	$15,678,317

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of June 30, 2014 and December 31, 2013, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $12.3 million and $11.3 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.21 billion and $1.35 billion at June 30, 2014 and December 31, 2013, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing or has limited recourse. The majority of these loans are residential and CRE at June 30, 2014 and December 31, 2013. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions, $2.6 million and $3.2 million pertain to these loans as of June 30, 2014 and December 31, 2013, respectively.

Accretable Yield

The following tables summarize the changes in the accretable yield for the PCI loans acquired from MetroCorp for the three and six months ended June 30, 2014.

	Three Months Ended	Six Months Ended
	June 30, 2014
	(In thousands)
Balance at beginning of period	$6,452	$—
Additions	—	6,745
Accretion	(1,509)	(2,265)
Changes in expected cash flows	824	1,287
Balance at end of period	$5,767	$5,767

NOTE 10 — AFFORDABLE HOUSING PARTNERSHIPS AND OTHER INVESTMENTS

The Company invests in certain limited partnerships that are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company’s ownership amount in each limited partnership varies. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. The Company is not the primary beneficiary and, therefore, not required to consolidate these entities. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company uses either the equity method or cost method of accounting. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest. The balance of the investments in these entities was $181.9 million and $164.8 million at June 30, 2014 and December 31, 2013, respectively.

The Company also invests in certain limited partnerships that qualify for Community Reinvestment Act (“CRA”) credits or that qualify for other types of tax credits. The Community Reinvestment Act encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. The balance of CRA and other investments was $90.7 million and $70.2 million at June 30, 2014 and December 31, 2013, respectively, and is included in other assets in the consolidated balance sheets.

The Company has unfunded commitments related to the affordable housing and other investments that are payable on demand. Total unfunded commitments for these investments were $86.6 million and $73.1 million at June 30, 2014 and December 31, 2013, respectively, and are recorded in accrued expenses and other liabilities in the consolidated balance sheets.

NOTE 11 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill as of June 30, 2014 and December 31, 2013 was $458.5 million and $337.4 million, respectively. Goodwill increased by $121.0 million as a result of the acquisition of MetroCorp on January 17, 2014 as discussed in Note 3 to the Company’s consolidated financial statements.

Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

As of June 30, 2014, the Company’s market capitalization based on total outstanding common shares was $5.02 billion and its total stockholders’ equity was $2.70 billion. The Company performed its annual impairment test as of December 31, 2013 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.

Premiums on Acquired Deposits

Premiums on acquired deposits represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of June 30, 2014 and December 31, 2013, the gross carrying amount of premiums on acquired deposits was $108.8 million and $100.2 million, respectively. A premium on acquired deposits of $8.6 million was recorded due to the acquisition of MetroCorp as discussed in further detail in Note 3 to the Company’s consolidated financial statements. As of June 30, 2014 and December 31, 2013, accumulated amortization totaled $58.4 million and $53.3 million, respectively.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $2.6 million and $2.4 million for the three months ended June 30, 2014 and 2013, respectively. Amortization expense of premiums on acquired deposits was $5.1 million and $4.8 million for the six months ended June 30, 2014 and 2013, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Amount
(In thousands)
Estimated Amortization Expense of Premiums on Acquired Deposits
Six Months Ending December 31, 2014	$5,080
Year Ending December 31, 2015	9,234
Year Ending December 31, 2016	8,086
Year Ending December 31, 2017	6,935
Year Ending December 31, 2018	5,883
Thereafter	15,171
Total	$50,389

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Credit Extensions — In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying consolidated financial statements. As of June 30, 2014 and December 31, 2013, undisbursed loan commitments amounted to $4.40 billion and $4.02 billion, respectively. Commercial and standby letters of credit amounted to $1.13 billion and $1.16 billion as of June 30, 2014 and December 31, 2013, respectively.

Guarantees — From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of June 30, 2014, total loans sold or securitized with recourse amounted to $294.2 million and were comprised of $38.1 million in single-family loans with full recourse and $256.1 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $338.8 million at December 31, 2013, which comprised of $42.2 million in single-family loans with full recourse and $296.6 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $2.6 million as of June 30, 2014 and $3.2 million as of December 31, 2013, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan that is sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of June 30, 2014 and December 31, 2013, the amount of loans sold without recourse totaled $735.9 million and $818.2 million, respectively. Total loans securitized without recourse amounted to $177.7 million and $193.8 million, at June 30, 2014 and December 31, 2013, respectively. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Litigation — Neither the Company nor the Bank is involved in any material legal proceedings at June 30, 2014. Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with ASC 450, Contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of the legal or regulatory matters, if any, currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Other Commitments — The Company has commitments to invest in affordable housing funds, and other investments qualifying for community reinvestment credits and other tax credits. These commitments are payable on demand. As of June 30, 2014 and December 31, 2013, these commitments were $86.6 million and $73.1 million, respectively. These commitments are recorded in accrued expenses and other liabilities in the consolidated balance sheet.

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

MetroCorp Acquisition — On January 17, 2014, the Company completed the acquisition of MetroCorp. The final consideration included 5,583,093 shares of East West common stock and $89.4 million of cash.  Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock.  After acquisition and as of June 30, 2014, the rights of the warrant holder were converted into the right to acquire 230,282 shares of the Company’s common stock.

Stock Repurchase Program — On July 17, 2013, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $100.0 million of its common stock. The Company did not repurchase any shares under this program during the three and six months period ended June 30, 2014.  In comparison, the Company repurchased 8,026,807 shares at a weighted average price of $24.89 per share for a total cost of $200.0 million as of June 30, 2013.

Quarterly Dividends — In April 2014, the Company’s Board of Directors declared quarterly common stock cash dividends of $0.18 per share payable on or about May 19, 2014 to shareholders of record on May 2, 2014. Cash dividends totaling $26.0 million and $52.0 million were paid to the Company’s common shareholders during the three and six months ended June 30, 2014.

Earnings Per Share (“EPS”) — The number of shares outstanding at June 30, 2014 was 143,389,155. Certain of the Company’s instruments containing rights to nonforfeitable dividends granted in stock-based payment transactions are considered participating securities prior to vesting and, therefore, have been included in the earnings allocations in computing basic and diluted EPS under the two-class method. Basic EPS was computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS reflects the additional dilutive effect of stock options and unvested stock awards

The following table sets forth earnings per share calculations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$83,988
Less:
Preferred stock dividends	—
Earnings allocated to participating securities	(119)
Basic EPS — income allocated to common stockholders	$83,869	143,187	$0.59
Effect of dilutive securities:
Stock options	—	75
Restricted stock units	51	284
Convertible preferred stock	—	—
Warrants	—	143
Diluted EPS — income allocated to common stockholders	$83,920	143,689	$0.58

	Three Months Ended June 30, 2013
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$74,015
Less:
Preferred stock dividends	(1,714)
Earnings allocated to participating securities	(400)
Basic EPS — income allocated to common stockholders	$71,901	137,536	$0.52
Effect of dilutive securities:
Stock options	—	59
Restricted stock units	33	221
Convertible preferred stock	—	—
Warrants	—	—
Diluted EPS — income allocated to common stockholders	$71,934	137,816	$0.52

	Six Months Ended June 30, 2014
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$160,729
Less:
Preferred stock dividends	—
Earnings allocated to participating securities	(287)
Basic EPS — income allocated to common stockholders	$160,442	142,578	$1.13
Effect of dilutive securities:
Stock options	—	77
Restricted stock units	129	359
Convertible preferred stock	—	—
Warrants	—	144
Diluted EPS — income allocated to common stockholders	$160,571	143,158	$1.12

	Six Months Ended June 30, 2013
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$146,106
Less:
Preferred stock dividends	(3,428)
Earnings allocated to participating securities	(988)
Basic EPS — income allocated to common stockholders	$141,690	137,592	$1.03
Effect of dilutive securities:
Stock options	—	55
Restricted stock units	68	227
Convertible preferred stock	3,428	3,699
Warrants	—	—
Diluted EPS — income allocated to common stockholders	$145,186	141,573	$1.03

The following average outstanding stock options and restricted stock units for the three and six months ended June 30, 2014 and 2013, respectively, were excluded from the computation of diluted EPS because including them would have had an antidilutive effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Convertible preferred stock	—	1,841	—	—
Stock options	—	159	40	214
Restricted stock units	2	6	61	4

Accumulated Other Comprehensive (Loss) Income — As of June 30, 2014, total accumulated other comprehensive loss was $2.6 million which includes the following components: net unrealized loss on securities available for sale of $2.6 million and unrealized gain on other investments of $58 thousand. As of December 31, 2013, total accumulated other comprehensive loss was $30.5 million which includes the following components: net unrealized loss on securities available for sale of $30.5 million and unrealized gains on other investments of $79 thousand.

The cumulative other comprehensive income (loss) balances were as follows:

	2014			2013
			Cumulative			Cumulative
	Investment		Other	Investment		Other
	Securities	Other	Comprehensive	Securities	Other	Comprehensive
	Available-for-Sale	Investments	Income	Available-for-Sale	Investments	Income
	(In thousands)			(In thousands)
Three Months Ended June 30,
Balance, beginning of the period	$(17,099)	$62	$(17,037)	$6,149	$36	$6,185
Net unrealized gains (losses) arising during period	14,895	(4)	14,891	(24,770)	7	(24,763)
Less: reclassification adjustment for gains included in net income	(389)	—	$(389)	(3,100)	—	(3,100)
Net unrealized gains (losses)	14,506	(4)	14,502	(27,870)	7	(27,863)
Balance, end of the period	$(2,593)	$58	$(2,535)	$(21,721)	$43	$(21,678)

Six Months Ended June 30,
Balance, beginning of the period	$(30,538)	79	$(30,459)	$4,643	$26	$4,669
Net unrealized gains (losses) arising during period	30,317	(21)	30,296	(20,029)	17	(20,012)
Less: reclassification adjustment for gains included in net income	(2,372)	—	(2,372)	(6,335)	—	(6,335)
Net unrealized gains (losses)	27,945	(21)	27,924	(26,364)	17	(26,347)
Balance, end of the period	$(2,593)	$58	$(2,535)	$(21,721)	$43	$(21,678)

The components of other comprehensive income (loss), reclassifications to net income by income statement line item and the related tax effects were as follows:

	2014			2013
		Tax			Tax
	Before-Tax	Expense	Net-of-Tax	Before-Tax	Expense	Net-of-Tax
Three Months Ended June 30,	Amount	or Benefit	Amount	Amount	or Benefit	Amount
	(In thousands)			(In thousands)
Unrealized gains (losses) on investment securities available-for-sale:
Net unrealized gains (losses) arising during period	$25,681	$(10,786)	$14,895	$(42,707)	$17,937	$(24,770)
Less: reclassification adjustment for gains included in net income (1)	(671)	282	(389)	(5,345)	2,245	(3,100)
Net unrealized gains (losses)	25,010	(10,504)	14,506	(48,052)	20,182	(27,870)
Unrealized gains (losses) on other investments
Net unrealized (losses) gains arising during period	(7)	3	(4)	12	(5)	7
Less: reclassification adjustment for (gains) losses included in income	—	—	—	—	—	—
Other comprehensive income (loss)	$25,003	$(10,501)	$14,502	$(48,040)	$20,177	$(27,863)

		Tax			Tax
	Before-Tax	Expense	Net-of-Tax	Before-Tax	Expense	Net-of-Tax
Six Months Ended June 30,	Amount	or Benefit	Amount	Amount	or Benefit	Amount
	(In thousands)			(In thousands)
Unrealized gains (losses) on investment securities available-for-sale:
Net unrealized gains (losses) arising during period	$52,271	$(21,954)	$30,317	$(34,533)	$14,504	$(20,029)
Less: reclassification adjustment for gains included in net income (1)	(4,089)	1,717	(2,372)	(10,922)	4,587	(6,335)
Net unrealized gains (losses)	48,182	(20,237)	27,945	(45,455)	19,091	(26,364)
Unrealized gains (losses) on other investments
Net unrealized (losses) gains arising during period	(36)	15	(21)	29	(12)	17
Less: reclassification adjustment for (gains) losses included in income	—	—	—	—	—	—
Other comprehensive income (loss)	$48,146	$(20,222)	$27,924	$(45,426)	$19,079	$(26,347)

(1)             The pretax amount is reported in net gains on sales of investment securities in the consolidated statements of operations.

NOTE 14 — BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. We have identified three operating segments for purposes of management reporting: 1) Retail Banking; 2) Commercial Banking; and 3) Other. These three business divisions meet the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incurs expenses, and whose operating results are regularly reviewed by the Company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available. The acquisition of MetroCorp has been reflected in the three business operating segments as applicable, as of June 30, 2014.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$99,792	$181,880	$12,770	$294,442
Charge for funds used	(23,854)	(34,281)	(9,929)	(68,064)
Interest spread on funds used	75,938	147,599	2,841	226,378
Interest expense	(11,950)	(3,421)	(12,621)	(27,992)
Credit on funds provided	54,139	8,983	4,942	68,064
Interest spread on funds provided	42,189	5,562	(7,679)	40,072
Net interest income (loss)	$118,127	$153,161	$(4,838)	$266,450
Provision for loan losses	$(440)	$8,440	$—	$8,000
Depreciation, amortization and accretion	4,096	(1,286)	19,508	22,318
Goodwill	354,163	104,304	—	458,467
Segment pre-tax profit (loss)	45,691	73,987	(4,072)	115,606
Segment assets	$7,822,020	$14,177,634	$5,557,451	$27,557,105

	Three Months Ended June 30, 2013
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$93,928	$147,168	$14,257	$255,353
Charge for funds used	(17,901)	(27,883)	156	(45,628)
Interest spread on funds used	76,027	119,285	14,413	209,725
Interest expense	(11,708)	(3,940)	(12,061)	(27,709)
Credit on funds provided	36,022	5,711	3,895	45,628
Interest spread on funds provided	24,314	1,771	(8,166)	17,919
Net interest income	$100,341	$121,056	$6,247	$227,644
Provision for loan losses	$2,886	$6,114	$—	$9,000
Depreciation, amortization and accretion	5,865	3,445	14,602	23,912
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	32,493	65,514	13,863	111,870
Segment assets	$7,035,908	$10,903,753	$5,368,745	$23,308,406

	Six Months Ended June 30, 2014
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$198,517	$350,956	$31,142	$580,615
Charge for funds used	(48,150)	(66,098)	(14,312)	(128,560)
Interest spread on funds used	150,367	284,858	16,830	452,055
Interest expense	(23,661)	(6,701)	(25,837)	(56,199)
Credit on funds provided	102,332	17,419	8,809	128,560
Interest spread on funds provided	78,671	10,718	(17,028)	72,361
Net interest income (loss)	$229,038	$295,576	$(198)	$524,416
Provision for loan losses	$2,212	$12,721	$—	$14,933
Depreciation, amortization and accretion	6,667	(4,614)	33,801	35,854
Goodwill	354,163	104,304	—	458,467
Segment pre-tax profit (loss)	88,022	148,718	(9,444)	227,296
Segment assets	$7,822,020	$14,177,634	$5,557,451	$27,557,105

	Six Months Ended June 30, 2013
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$176,767	$287,228	$29,781	$493,776
Charge for funds used	(37,885)	(55,956)	9,429	(84,412)
Interest spread on funds used	138,882	231,272	39,210	409,364
Interest expense	(24,353)	(8,317)	(24,171)	(56,841)
Credit on funds provided	68,418	9,334	6,660	84,412
Interest spread on funds provided	44,065	1,017	(17,511)	27,571
Net interest income	$182,947	$232,289	$21,699	$436,935
Provision for loan losses	$6,566	$6,761	$—	$13,327
Depreciation, amortization and accretion	8,286	626	29,997	38,909
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	51,420	132,195	34,765	218,380
Segment assets	$7,035,908	$10,903,753	$5,368,745	$23,308,406

NOTE 15 — SUBSEQUENT EVENTS

Dividend Payout

In July 2014, the Company’s Board of Directors declared a quarterly dividend of $0.18 per share on the Company’s common stock payable on or about August 15, 2014 to shareholders of record as of August 1, 2014.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the consolidated results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our 2013 Annual Report, and the consolidated financial statements and accompanying notes presented elsewhere in this report.

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

•                                          investment securities;

•                                          acquired loans;

•                                          covered loans;

•                                          covered other real estate owned;

•                                          FDIC indemnification asset;

•                                          allowance for loan losses;

•                                          other real estate owned;

•                                          loan, OREO, and note sales;

•                                          goodwill impairment; and

•                                          share-based compensation.

Our significant accounting policies are described in greater detail in our 2013 Annual Report in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies,” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Standards

In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-10 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the amortization in the income statement as a component of income tax expense.  ASU 2014-01 is effective for interim and annual periods beginning after December 15, 2014 and if elected, should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in—substance repossession or foreclosure occurs that would require a transfer of mortgage loans collateralized by residential real estate properties to other real estate owned. The standard permits the use of either a modified retrospective or prospective transition method.  ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Overview

For the second quarter of 2014, net income was $84.0 million or $0.58 per diluted share. Net income increased by $7.2 million or 9% from the first quarter of 2014, and increased $10.0 million or 13% from the second quarter of 2013. Earnings per diluted share increased $0.04 or 7% from the first quarter of 2014 and grew $0.06 or 12% from the second quarter of 2013.

At June 30, 2014, total assets increased to $27.56 billion compared to $27.40 billion at March 31, 2014. Average earning assets increased during the second quarter of 2014, up $785.1 million or 3% from the first quarter of 2014. The increase in total assets and average earning assets during the second quarter was largely attributable to a $918.1 million increase in average non-covered loans balances, partially offset by a decrease of $220.5 million in average covered loan balances.

Total loans receivable (including both covered and non-covered loans) as of June 30, 2014 was $20.54 billion, compared to $19.92 billion as of March 31, 2014. During the second quarter, total loans grew $615.5 million or 3%. This growth was primarily due to growth in non-covered commercial, commercial real estate and consumer loans, partially offset by the sale of $181.1 million of government guaranteed student loans and the decrease in covered loan balances.

Covered loans, net of discount totaled $1.81 billion as of June 30, 2014, a decrease of $227.4 million or 11% from March 31, 2014. The decrease in the covered loan portfolio was primarily due to payoffs and paydown activity.

At June 30, 2014, total deposits grew to a record $22.88 billion, an increase of $47.0 million from $22.83 billion at March 31, 2014. In the second quarter of 2014, the Company continued to execute its strategy to grow low-cost, commercial deposits while reducing its reliance on time deposits. Core deposits increased to a record $16.64 billion at June 30, 2014 compared to $16.44 billion at March 31, 2014. The increase in core deposits was mainly due to overall increases in noninterest-bearing demand deposits, interest-bearing checking accounts, and savings accounts, partially offset by decreases in money market accounts and time deposits.

Credit Quality

Non-covered Loans

For the second quarter of 2014, the Company recorded a provision for loan losses for non-covered loans of $8.9 million. This compares to a provision for loan losses of $8.0 million for the first quarter of 2014 and a provision for loan losses of $8.3 million for the second quarter of 2013. Total net charge-offs on non-covered loans increased to $7.3 million for the second quarter of 2014, up from net charge-offs on non-covered loans of $4.1 million in the first quarter of 2014. The allowance for non-covered loan losses was $246.5 million or 1.35% of non-covered loans receivable at June 30, 2014. This compares to an allowance for non-covered loan losses of $245.6 million or 1.42% of non-covered loans at March 31, 2014 and $233.5 million or 1.73% of non-covered loans at June 30, 2013.

Covered Loans

The Company’s covered loan portfolio consists of (1) purchased credit-impaired (“PCI”) loans and (2) covered advances drawn down on existing commitments lines acquired, subsequent to the UCB and WFIB acquisition dates (covered advances).  PCI covered loans represent acquired loans, which the Company elected to account for in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). As of the respective acquisition dates, the UCB and WFIB loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activity. These commitments are covered under the shared-loss agreements.  However, the covered advances are not accounted for under ASC 310-30.  The covered loan portfolio comprised of $1.74 billion of PCI loans and $252.2 million covered advances as of June 30, 2014. As of December 31, 2013, the covered loan portfolio comprised of $2.14 billion of PCI loans and $320.2 million covered advances.

During the second quarter of 2014, the Company recorded a provision for loan losses of $70 thousand on covered advances and a reversal of provision for loan losses of $1.0 million on PCI covered loans.  As these loans are covered under shared-loss agreements with the FDIC, for any charge-offs, the Company records income of 80% of the charge-off amount in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings of 20% of the charge-off amount. For all recoveries the Company also shares 80% of the amounts recovered with the FDIC.

Capital Strength

The Company’s capital ratios remain strong. As of June 30, 2014, the Company’s Tier 1 leverage capital ratio totaled 8.5%, Tier 1 risk-based capital ratio totaled 11.0% and total risk-based capital ratio totaled 12.8%.

The Company is focused on active capital management and is committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a strong return to our shareholders.

The Company’s Board of Directors approved the payment of third quarter dividends on the common stock. The common stock cash dividend of $0.18 is payable on or about August 15, 2014 to shareholders of record on August 1, 2014.

Results of Operations

Net income for the second quarter of 2014 totaled $84.0 million, compared with $74.0 million for the second quarter of 2013. Diluted earnings per share was $0.58 and $0.52 for the second quarters of 2014 and 2013, respectively. Our annualized return on average total assets was 1.24% for the quarter ended June 30, 2014, compared to 1.29% for the same period in 2013. The annualized return on average common stockholders’ equity was 12.56% for the second quarter of 2014, compared with 12.59% for the second quarter of 2013.

Components of Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	($ in millions)
Net interest income	$266.4	$227.6	$524.4	$437.0
(Provision for) reversal of loan losses, excluding covered loans	(8.9)	(8.3)	(16.9)	(7.5)
Reversal of (provision for) loan losses on covered loans	0.9	(0.7)	2.0	(5.8)
Noninterest loss	(14.9)	(12.4)	(29.9)	(14.5)
Noninterest expense	(127.9)	(94.4)	(252.3)	(190.8)
Provision for income taxes	(31.6)	(37.8)	(66.6)	(72.3)
Net income	$84.0	$74.0	$160.7	$146.1
Annualized return on average total assets	1.24%	1.29%	1.21%	1.29%
Annualized return on average common equity	12.56%	12.59%	12.31%	12.52%
Annualized return on average total equity	12.56%	12.73%	12.31%	12.52%

Net Interest Income

Our primary source of revenue is net interest income which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income for the second quarter of 2014 totaled $266.4 million, a 17% increase over net interest income of $227.6 million for the same period in 2013. For the six months ended June 30, 2014, net interest income totaled $524.4 million, a 20% increase over net interest income of $437.0 million for the same period in 2013.

Net interest margin, defined as net interest income divided by average earning assets, decreased by seven basis points to 4.22% during the second quarter of 2014, from 4.29% during the second quarter of 2013. During the three and six months ended June 30, 2014 and 2013, our net interest margin and yield on interest-earning assets was positively impacted by the interest income from the PCI covered loans. The interest income on covered loans was $78.7 million and $159.4 million with a resulting yield of 16.84% and 16.20% for the three and six months ended June 30, 2014. In comparison, interest income on covered loans was $92.4 million and $178.6 million with a resulting yield of 14.03% and 13.13% for the three and six months ended June 30, 2013. The additional accretion from the covered loans accounted for under ASC 310-30 is the reason for the significant difference between the yields on the covered and the non-covered loans. Over time, as the covered loans payoff, the average covered loan balance will continue to decrease. As such, as the covered loan balances decrease, the interest income from the PCI covered loans will have less of an impact on our overall net interest margin.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	($ in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,481,361	$6,354	1.72%	$1,247,457	$4,292	1.38%
Securities purchased under resale agreements	1,230,769	4,559	1.49%	1,578,846	5,435	1.38%
Investment securities available-for-sale (2)	2,486,303	12,490	2.01%	2,582,899	9,594	1.49%
Loans receivable, excluding covered loans (3)(4)	18,155,876	190,763	4.21%	13,099,286	141,904	4.35%
Covered Loans(3)	1,874,927	78,721	16.84%	2,641,324	92,386	14.03%
Federal Home Loan Bank and Federal Reserve Bank stock	97,011	1,555	6.43%	139,608	1,742	5.00%
Total interest-earning assets	25,326,247	294,442	4.66%	21,289,420	255,353	4.81%
Noninterest-earning assets:
Cash and cash equivalents	305,151			265,915
Allowance for loan losses	(254,282)			(238,702)
Other assets	1,754,296			1,678,031
Total assets	$27,131,412			$22,994,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$2,139,537	$1,216	0.23%	$1,440,538	$876	0.24%
Money market accounts	6,035,120	3,982	0.26%	5,332,345	3,875	0.29%
Savings deposits	1,495,295	635	0.17%	1,256,146	512	0.16%
Time deposits	6,288,684	9,736	0.62%	5,993,464	10,475	0.70%
Federal funds purchased and other borrowings	315	—	—	29	—	—
Federal Home Loan Bank advances	315,805	1,015	1.29%	313,677	1,047	1.34%
Securities sold under repurchase agreements	1,005,280	10,189	4.07%	995,000	10,217	4.12%
Long-term debt	240,640	1,219	2.03%	137,178	707	2.07%
Total interest-bearing liabilities	17,520,676	27,992	0.64%	15,468,377	27,709	0.72%
Noninterest-bearing liabilities:
Demand deposits	6,553,899			4,882,823
Other liabilities	375,556			312,158
Stockholders’ equity	2,681,281			2,331,306
Total liabilities and stockholders’ equity	$27,131,412			$22,994,664
Interest rate spread			4.02%			4.09%
Net interest income and net interest margin		$266,450	4.22%		$227,644	4.29%

(1)             Annualized.

(2)             Includes net amortization/(accretion) of premiums/(discounts) on investment securities and loans receivable totaling $55 thousand and ($5.5) million for the three months ended June 30, 2014 and 2013, respectively.

(3)             Average balances include nonperforming loans.

(4)             Includes the net amortization of deferred loans fees totaling $3.2 million and $4.1 million for the three months ended June 30, 2014 and 2013, respectively.

	Six Months Ended June 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	($ in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,326,696	$11,956	1.82%	$1,227,261	$8,568	1.41%
Securities purchased under resale agreements	1,285,912	9,412	1.48%	1,603,591	10,964	1.38%
Investment securities available-for-sale (2)	2,534,294	24,766	1.97%	2,607,723	19,804	1.53%
Loans receivable, excluding covered loans (3)(4)	17,699,376	371,672	4.23%	12,666,017	272,872	4.34%
Covered Loans(3)	1,984,549	159,383	16.20%	2,742,595	178,577	13.13%
Federal Home Loan Bank and Federal Reserve Bank stock	105,016	3,426	6.58%	147,059	2,991	4.10%
Total interest-earning assets	24,935,843	580,615	4.70%	20,994,246	493,776	4.74%
Noninterest-earning assets:
Cash and cash equivalents	308,192			308,725
Allowance for loan losses	(255,016)			(237,501)
Other assets	1,743,994			1,721,336
Total assets	$26,733,013			$22,786,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$1,989,701	$2,197	0.22%	$1,363,333	$1,765	0.26%
Money market accounts	5,968,502	7,765	0.26%	5,325,624	8,213	0.31%
Savings deposits	1,471,449	1,260	0.17%	1,239,544	1,054	0.17%
Time deposits	6,276,215	20,229	0.65%	6,030,904	21,560	0.72%
Federal funds purchased and other borrowings	205	—	—	153	—	—
Federal Home Loan Bank advances	383,469	2,060	1.08%	313,416	2,086	1.34%
Securities sold under repurchase agreements	1,007,160	20,267	4.06%	995,000	20,746	4.20%
Long-term debt	242,324	2,421	2.01%	137,178	1,417	2.08%
Total interest-bearing liabilities	17,339,025	56,199	0.65%	15,405,152	56,841	0.74%
Noninterest-bearing liabilities:
Demand deposits	6,338,968			4,682,398
Other liabilities	422,746			345,597
Stockholders’ equity	2,632,274			2,353,659
Total liabilities and stockholders’ equity	$26,733,013			$22,786,806
Interest rate spread			4.05%			4.00%
Net interest income and net interest margin		$524,416	4.24%		$436,935	4.20%

(1)             Annualized.

(2)             Includes net amortization/(accretion) of premiums/(discounts) on investment securities and loans receivable totaling $2.4 million and ($13.0) million for the six months ended June 30, 2014 and 2013, respectively.

(3)             Average balances include nonperforming loans.

(4)             Includes the net amortization of deferred loans fees totaling $6.3 million and $8.4 million for the six months ended June 30, 2014 and 2013, respectively.

Analysis of Changes in Net Interest Income

Changes in our net interest income are a function of changes in rates and volumes of both interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and interest expense for the periods indicated. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). Nonaccrual loans are included in average loans used to compute the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 vs. 2013			2014 vs. 2013
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Due from banks and short-term investments	$2,062	$891	$1,171	$3,388	$738	$2,650
Securities purchased under resale agreements	(876)	(1,266)	390	(1,552)	(2,285)	733
Investment securities available-for-sale	2,896	(371)	3,267	4,962	(572)	5,534
Loans receivable, excluding covered loans	48,859	53,249	(4,390)	98,800	105,860	(7,060)
Covered Loans	(13,665)	(29,984)	16,319	(19,194)	(55,605)	36,411
Federal Home Loan Bank and Federal Reserve Bank stock	(187)	(610)	423	435	(1,021)	1,456
Total interest and dividend income	$39,089	$21,909	$17,180	$86,839	$47,115	$39,724
INTEREST-BEARING LIABILITIES:
Checking accounts	$340	$401	$(61)	$432	$721	$(289)
Money market accounts	107	483	(376)	(448)	924	(1,372)
Savings deposits	123	101	22	206	199	7
Time deposits	(739)	498	(1,237)	(1,331)	852	(2,183)
Federal Home Loan Bank advances	(32)	7	(39)	(26)	418	(444)
Securities sold under repurchase agreements	(28)	105	(133)	(479)	251	(730)
Long-term debt	512	524	(12)	1,004	1,052	(48)
Total interest expense	$283	$2,119	$(1,836)	$(642)	$4,417	$(5,059)
CHANGE IN NET INTEREST INCOME	$38,806	$19,790	$19,016	$87,481	$42,698	$44,783

(1)             Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The Company recorded a provision for loan losses on non-covered loans of $8.9 million and $16.9 million, during the three and six months ended June 30, 2014, compared to $8.3 million and $7.5 million, during the three and six months ended June 30, 2013, respectively. The Company recorded $7.3 million and $11.3 million of net charge-offs on non-covered loans during the three and six months ended June 30, 2014, compared to $4.0 million and $4.6 million in net charge-offs recorded during the three and six months ended June 30, 2013, respectively.

During the three and six months ended June 30, 2014, the Company also recorded a provision for loan losses of $70 thousand and a net reversal of provision for loan losses of $884 thousand on covered advances, respectively. In comparison, the Company recorded a provision for loan losses of $186 thousand and $3.3 million on covered advances during the three and six months ended June 30, 2013, respectively. Net charge-offs of $694 thousand and $900 thousand were recorded on covered advances during the three and six months ended June 30, 2014, compared to net charge-offs of $1.2 million and $1.3 million recorded on covered advances during the three and six months ended June 30, 2013, respectively.

The Company recorded a reversal of provision for loan losses of $1.0 million and $1.1 million on PCI covered loans, during the three and six months ended June 30, 2014, respectively. In comparison, the Company recorded $537 thousand and $2.5 million of provision for loan losses on PCI covered loans during the three and six months ended June 30, 2013, respectively. There were no net charge-offs on PCI covered loans during the three and six months ended June 30, 2014 and 2013.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest (Loss) Income

The following table sets forth the various components of noninterest (loss) income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Changes in FDIC indemnification asset and receivable/payable	$(57.6)	$(47.9)	$(111.2)	$(79.8)
Branch fees	9.5	8.1	19.0	15.8
Net gains on sales of investment securities	0.7	5.3	4.1	10.9
Net gains on sale of fixed assets	0.2	0.2	0.4	0.4
Letters of credit fees and commissions	6.1	5.4	12.3	10.5
Foreign exchange income	2.8	3.6	3.5	6.0
Ancillary loan fees	2.5	2.6	5.0	4.7
Income from life insurance policies	0.9	0.9	2.0	1.9
Net gains (losses) on sales of loans	6.8	(0.4)	13.0	(0.3)
Other operating income	13.2	9.8	22.0	15.4
Total	$(14.9)	$(12.4)	$(29.9)	$(14.5)

Noninterest (loss) income includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities, foreign exchange activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans, investment securities available-for-sale and other assets, changes in the FDIC indemnification asset and receivable/payable, income from life insurance policies and other noninterest-related revenues.

The Company recorded a noninterest loss of $14.9 million for the three months ended June 30, 2014, an increase in loss of $2.5 million, compared to noninterest loss of $12.4 million recorded for the same period in 2013. For the first half of 2014, noninterest loss totaled $29.9 million, compared to noninterest loss of $14.5 million recorded during the same period of 2013. The increase in noninterest loss for both periods was primarily due to an increase in net reduction of the FDIC indemnification asset and receivable/payable, partially offset by increases in net gains on sale of loans and other operating income.

For the three and six months ended June 30, 2014, the net reduction in the FDIC indemnification asset and receivable/payable recorded in noninterest loss was $57.6 million and $111.2 million, respectively. In comparison, the net reduction in the FDIC indemnification asset and receivable/payable recorded in noninterest loss was $47.9 million and $79.8 million, respectively, for the three and six months ended June 30, 2013.  The larger changes in the FDIC indemnification asset, net and receivable/payable resulted from reductions in the loss rate assumptions due to the continuing, better than expected, performance of the covered loan portfolio and loan disposal activity, recoveries and amortization, as well as proceeds from reimbursable expense claims.

Letters of credit fees and commissions income for the three months ended June 30, 2014 was $6.1 million, compared to $5.4 million for the three months ended June 30, 2013. For the first half of 2014, the letters of credit fees and commissions income was $12.3 million, compared to $10.5 million recorded during the first half of 2013. The increase for both the three and six months ended June 30, 2014 was primarily due to an increased volume in trade finance loans and credit enhancements.

Branch fees for the three and six months ended June 30, 2014 were $9.5 million and $19.0 million, respectively. In comparison, branch fees of $8.1 million and $15.8 million, respectively, were recorded for the three and six months ended June 30, 2013. The increase for both periods was primarily due to an increased volume in customer transactions.

For the second quarter of 2014, the net gains on sales of loans was $6.8 million as compared to net losses on sales of loans of $354 thousand for the second quarter of 2013. For the first half of 2014, the net gains on sales of loans was $13.0 million as compared to net losses on sales of loans of $260 thousand for the first half of 2013. Periodically, the Company buys and sells loans within the loans held for sale portfolio. The net gains on sales of loans during the first six months ended June 30, 2014 was mainly due to the sale of government guaranteed student loans and SBA loans of approximately $311.7 million and $45.4 million, respectively.  In comparison, the Company had minimal loan sales during the three and six months ended June 30, 2013.

Noninterest Expense

The following table sets forth the various components of noninterest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Compensation and employee benefits	$55.1	$42.0	$114.4	$87.8
Occupancy and equipment expense	16.5	13.7	32.4	27.5
Amortization of investments in affordable housing partnerships and other investments	12.9	5.0	18.8	9.3
Amortization of premiums on deposits acquired	2.6	2.4	5.1	4.8
Deposit insurance premiums and regulatory assessments	5.8	3.9	11.5	7.7
Loan related (income) expenses	(1.1)	3.6	1.5	7.2
Other real estate owned expense (gains on sale)	0.8	(1.2)	2.1	(2.2)
Legal expense	9.1	5.5	12.9	9.9
Data processing	2.9	2.2	11.1	4.6
Deposit related expenses	2.0	1.5	3.7	3.1
Consulting expense	2.3	1.0	3.4	1.5
Other operating expenses	19.0	14.8	35.4	29.6
Total noninterest expense	$127.9	$94.4	$252.3	$190.8

Noninterest expense, which is comprised primarily of compensation and employee benefits, occupancy and other operating expenses, increased $33.5 million, to $127.9 million during the second quarter of 2014, compared to $94.4 million for the same period in 2013. For the first half of 2014, noninterest expense increased $61.5 million, or 32%, to $252.3 million, as compared to $190.8 million recorded for the first half of 2013.

Compensation and employee benefits increased $13.1 million, or 31%, to $55.1 million for the three months ended June 30, 2014, compared to $42.0 million for the same period in 2013. For the six months ended June 30, 2014, compensation and employee benefits increased $26.6 million, or 30%, to $114.4 million, compared to $87.8 million for the same period in 2013. The increases for both three months and six months ended June 30, 2014 in comparison to the same periods in 2013 were mainly due to the severance and retention expenses and increase headcount related to the MetroCorp acquisition.

Amortization of investments in affordable housing partnership and other investments expense increased $7.9 million to $12.9 million for the three months ended June 30, 2014, compared to $5.0 million for the same period in 2013. For the six months ended June 30, 2014, amortization of investments in affordable housing partnership and other investments expense increased $9.5 million to $18.8 million, compared to $9.3 million for the same period in 2013. The increase in amortization of investments in affordable housing partnership and other investments expense was primarily due to the purchase of additional tax credits.

Legal expense increased to $9.1 million in the second quarter of 2014, compared to $5.5 million in the second quarter of 2013, and increased to $12.9 million for the first half of 2014, compared to $9.9 million for the same period of 2013. The increase during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 was primarily due to settlement resolutions reached in the second quarter of 2014.

Data processing expense increased $740 thousand, or 34%, to $2.9 million for the three months ended June 30, 2014, compared to $2.2 million for the same period in 2013. For the first half of 2014, data processing expense increased $6.5 million, or 141%, to $11.1 million, compared to $4.6 million for the same period in 2013. The increase during the six months ended June 30, 2014 compared to the same period is primarily related to the acquisition of MetroCorp and one time contract termination costs.

Income Taxes

The provision for income taxes was $31.6 million for the second quarter of 2014, representing an effective tax rate of 27.3%, compared to $37.9 million for the same period in 2013, representing an effective tax rate of 33.8%. The provision for income taxes for the first half of 2014 was $66.6 million, representing an effective tax rate of 29.3% compared to $72.3 million for the same period in 2013, representing an effective tax rate of 33.1%.

Included in income taxes recognized during the second quarter of 2014 and 2013 are $16.1 million and $6.7 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships and other investments. Included in income taxes recognized during the first half of 2014 and 2013 are $26.8 million and $13.1 million, respectively, in federal tax credits generated from our investments in affordable housing partnerships and other investments. Additionally, during the first quarter of 2013, the effective tax rate was reduced by the impact of $1.6 million due to the retroactive extension of certain exemptions as part of the American Taxpayer Relief Act of 2012 which was signed into law in January 2013.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of June 30, 2014, the Company had a net deferred tax asset of $243.4 million.

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

For more information about our segments, including information about the underlying accounting and reporting process, please see Note 14 to the Company’s consolidated financial statements presented elsewhere in this report.

Retail Banking

The Retail Banking segment reported pretax income of $45.7 million and $88.0 million for the three and six months ended June 30, 2014, compared to $32.5 million and $51.4 million for the same periods in 2013. The increase in pretax income for this segment during the three and six months ended June 30, 2014 was driven by an increase in net interest income and a decrease in provision for loan losses, partially offset by an increase in noninterest expense.

Net interest income for this segment increased $17.8 million to $118.1 million during the quarter ended June 30, 2014, compared to $100.3 million for the same period in 2013. Net interest income for the six months ended June 30, 2014 increased $46.1 million to $229.0 million, compared to $182.9 million for the same period in 2013. The increase in net interest income was primarily due to growth from single family and consumer loans and lower cost of deposits.

Noninterest loss for this segment decreased $1.3 million from $2.1 million for the three months ended June 30, 2013 to $800 thousand for the three months ended June 30, 2014.  This decrease of $1.3 million was primarily due to gains on sale of student loans recorded and increased investment advisory fees, partially offset by larger changes in the FDIC indemnification asset and receivable/payable.  Noninterest loss for this segment increased $307 thousand from $2.8 million for the six months ended June 30, 2013 to $3.1 million for the six months ended June 30, 2014.  This increase of $307 thousand was primarily due to larger changes in the FDIC indemnification asset and receivable/payable, partially offset by gains on student loans recorded and an increase in investment advisory fees.

Noninterest expense for this segment increased $3.5 million to $49.4 million during the second quarter of 2014, compared to $45.9 million for the same period in 2013. During the first half of 2014, noninterest expense for this segment increased $5.7 million to $101.7 million as compared to $96.0 million for the same period in 2013. The increase was primarily due to increases in compensation and employee benefits, occupancy and equipment, and FDIC insurance premium expenses, partially offset by lower loan expenses.

Commercial Banking

The Commercial Banking segment reported pretax income of $74.0 million for the quarter ended June 30, 2014, compared to $65.5 million for the same period in 2013. For the six months ended June 30, 2014, this segment reported pretax income of $148.7 million compared to $132.2 million for the same period in 2013. The increase was primarily due to higher net interest income, partially offset by increases in noninterest expense, provision for loan losses, and noninterest loss.

Net interest income for this segment increased $32.1 million to $153.2 million for the second quarter of 2014, compared to $121.1 million for the same period in 2013. For the first half of 2014, net interest income increased $63.3 million to $295.6 million, compared to $232.3 million for the same period in 2013. The increase in net interest income was due to growth in commercial loans, larger discount accretion in interest income from the covered loan portfolio, and lower cost of funds.

Noninterest loss for this segment increased $1.5 million to a noninterest loss of $21.7 million during the second quarter of 2014, compared to a noninterest loss of $20.2 million for the same period in 2013. For the six months ended June 30, 2014, noninterest loss increased $12.2 million to a noninterest loss of $43.4 million, compared to a noninterest loss of $31.2 million for the same period in 2013. The increase in noninterest loss was primarily due to a larger decrease in changes in the FDIC indemnification asset and receivables/payable, partially offset by increase in gains from sales of SBA loans.

Noninterest expense for this segment increased $13.9 million to $40.7 million during the second quarter of 2014, compared to $26.8 million for the same period in 2013. For the six months ended June 30, 2014, noninterest expense increased $27.4 million to $86.5 million, compared to $59.1 million for the same period in 2013. The increase in noninterest expense was primarily due to increases in compensation and employee benefits, occupancy and equipment, OREO related and FDIC insurance premium expenses.

Other

The Other segment reported pretax loss of $4.1 million for the quarter ended June 30, 2014, compared to pretax income of $13.9 million recorded in the same period in 2013. For the six months ended June 30, 2014, pretax loss for the segment was $9.4 million, compared to pretax income of $34.8 million recorded in the same period of 2013.

Net interest loss for this segment increased $11.1 million to a net interest loss of $4.8 million for the three months ended June 30, 2014, compared to a net interest income of $6.3 million for the same period in 2013. For the six months ended June 30, 2014, net interest loss increased $21.9 million to a net interest loss of $198 thousand, compared to net interest income of $21.7 million for the same period in 2013. The Other segment includes activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the bank and it supports the Retail Banking and Commercial Banking segments through funds transfer pricing which is the primary cause of the decrease in net interest income. In addition, it bears the cost of adverse movements in interest rates which affect the net interest margin.

Noninterest income for this segment decreased $2.4 million to $7.6 million during the second quarter of 2014, compared to noninterest income of $10.0 million for the same period in 2013. For the six months ended June 30, 2014, noninterest income decreased $2.8 million to $16.7 million compared to $19.5 million for the same period in 2013. The reduction in noninterest income was primarily due to lower gains on sales of investment securities, partially offset by higher rental income.

Noninterest expense for this segment increased $16.1 million to $37.8 million for the quarter ended June 30, 2014, compared to $21.7 million for the same period in 2013. For the six months ended June 30, 2014, noninterest expense for this segment increased $28.4 million to $64.1 million compared to $35.7 million during the same period in 2013. The increase in noninterest expense was primarily due to increases in amortization of investment in affordable housing partnerships and other investments, compensation and employee benefits, data processing expenses, and other one-time merger and integration expenses related to the MetroCorp acquisition.

Balance Sheet Analysis

Total assets increased $2.83 billion, or 11%, to $27.56 billion as of June 30, 2014, compared to $24.73 billion as of December 31, 2013. The increase in total assets was primarily due to the increase of $2.61 billion in non-covered loans, of which $1.11 billion was due to the acquisition of MetroCorp, and an increase in loans held for sale of $245.9 million. These increases in total assets during the first half of 2014 were partially offset by decreases in covered loans of $384.8 million, primarily due to payoffs and paydown activity.

Total deposits increased $2.46 billion, primarily due to a $1.39 billion and $1.07 billion increase in interest bearing and non-interest-bearing deposits, respectively. Of this increase, $1.29 billion was attributed to the acquisition of MetroCorp and the remainder due to organic growth.

Further details of the MetroCorp acquisition are disclosed in Note 3 to the Company’s consolidated financial statements.

Securities Purchased Under Resale Agreements

We purchase securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total securities resale agreements decreased $25.0 million or 2%, to $1.28 billion as of June 30, 2014, compared with $1.30 billion as of December 31, 2013.

Purchases of resale agreements are fully-collateralized to protect against unfavorable market price movements. We monitor the fair market value of the underlying securities that collateralize the related receivable on resale agreements, including accrued interest. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to deliver an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

Investment Securities

Income from investing activities provides a significant portion of our total income. We aim to maintain an investment portfolio with an appropriate mix of fixed rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. Our investment securities portfolio primarily consists of U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored enterprise debt securities, U.S. government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of June 30, 2014 and December 31, 2013.

Total investment securities available-for-sale decreased to $2.53 billion as of June 30, 2014, compared with $2.73 billion at December 31, 2013. The investment portfolio had net unrealized losses of $4.5 million and $52.7 million as of June 30, 2014 and December 31, 2013, respectively. The unrealized losses on these securities are primarily attributed to yield curve movement, together with the widened liquidity spread and credit spread. At June 30, 2014, investment securities available-for-sale with a par value of $1.94 billion were pledged to secure public deposits, repurchase agreements, the FRB discount window, and for other purposes required or permitted by law.

Total repayments/maturities and proceeds from sales of investment securities amounted to $56.4 million and $21.6 million, respectively, during the three months ended June 30, 2014 and $207.7 million and $351.8 million, respectively, during the six months ended June 30, 2014. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $112.5 and $250.6 million during the three and six months ended June 30, 2014. We recorded net gains on sales of investment securities totaling $671 thousand and $4.1 million during the three and six months ended June 30, 2014.

Total repayments/maturities and proceeds from sales of investment securities amounted to $174.2 million and $128.9 million, respectively, during the three months ended June 30, 2013 and $262.1 million and $325.7 million, respectively, during the six months ended June 30, 2013. Proceeds from repayments, maturities, sales, and redemptions were applied toward additional securities purchases totaling $431.8 million and $699.7 million during the three and six months ended June 30, 2013. We recorded net gains on sales of investment securities totaling $5.3 million and $10.9 million during the three and six months ended June 30, 2013.

We perform regular impairment analyses on the investment securities. If we determine that a decline in fair value is other-than-temporary, the credit-related impairment loss is recognized in current earnings. The noncredit-related impairment losses are charged to other comprehensive income which is the portion of the loss attributed to market rates or other factors non-credit related. Other-than-temporary declines in fair value are assessed based on factors including the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the probability that we will be unable to collect all amounts due, and our ability and intent to not sell the security before recovery of its amortized cost basis. For securities that are determined to not have other-than-temporary declines in value, we have both the ability and the intent to hold these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. There were no other-than-temporary credit losses for the three and six months ended June 30, 2014 and 2013.

The following table sets forth certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio at June 30, 2014:

			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
As of June 30, 2014
Available-for-sale
U.S. Treasury securities	$—	—%	$449,312	0.87%	$—	—%	$—	—%	$449,312	0.87%
U.S. government agency and U.S. government sponsored enterprise debt securities	396,373	1.76%	16,929	2.39%	25,297	3.71%	—	—%	438,599	1.90%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	2,250	3.77%	84,919	3.16%	24,588	2.60%	111,757	3.05%
Residential mortgage-backed securities	—	—%	—	—%	12,710	1.50%	785,256	1.81%	797,966	1.80%
Municipal securities	1,281	2.75%	89,855	2.59%	183,500	2.52%	14,843	3.73%	289,479	2.61%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	57,206	3.48%	57,206	3.48%
Other commercial mortgage-backed securities:
Investment grade	—	—%	—	—%	51,463	2.49%	—	—%	51,463	2.49%
Corporate debt securities:
Investment grade	1,173	3.34%	—	—%	130,339	1.90%	79,358	1.53%	210,870	1.77%
Non-investment grade	11,790	1.64%	—	—%	—	—%	4,789	3.70%	16,579	2.28%
Other securities	41,121	2.56%	—	—%	65,300	6.42%	—	—%	106,421	4.86%
Total investment securities available-for-sale	$451,738		$558,346		$553,528		$966,040		$2,529,652

For complete discussion and disclosure see Note 6 to the Company’s consolidated financial statements.

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

The following table sets forth the composition of the covered loan portfolio as of the dates indicated:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	($ in thousands)
Residential:
Residential single-family	$259,438	13%	$290,095	12%
Residential multifamily	361,472	18%	403,508	16%
Total residential	620,910	31%	693,603	28%
Commercial Real Estate (“CRE”):
Commercial and industrial real estate	895,140	45%	1,103,530	45%
Construction and land	73,216	4%	163,833	7%
Total CRE	968,356	49%	1,267,363	52%
Other Loans:
Commercial business	$331,117	17%	$426,621	17%
Other consumer	68,944	3%	73,973	3%
Total other loans	400,061	20%	500,594	20%
Total covered loans receivable	1,989,327 (1)	100%	2,461,560 (2)	100%
Covered discount	(181,357)		(265,917)
Allowance on covered loans	(4,880)		(7,745)
Total covered loans, net	$1,803,090		$2,187,898

(1)             Includes $252.2 million of covered advances comprised of $202.5 million, $29.0 million, $11.7 million and $9.0 million of commercial and industrial, consumer, residential and commercial real estate loans, respectively.

(2)             Includes $320.2 million of covered advances comprised of $230.6 million, $46.7 million, $30.9 million and $12.0 million of commercial and industrial, commercial real estate, consumer and residential loans, respectively.

FDIC Indemnification Asset/(Net Payable to FDIC)

During the second quarter of 2014 and 2013, the Company recorded $29.3 million and $12.7 million of amortization to the FDIC indemnification asset, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded $57.8 million and $21.4 million of amortization to the FDIC indemnification asset, respectively. Additionally, the Company recorded $14.1 million and $28.8 million reduction to the FDIC indemnification asset for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, the Company recorded $25.9 million and $52.1 million, respectively, reduction to the FDIC indemnification asset and recorded the adjustment to noninterest (loss)/income. The reduction for both the three and six month periods was primarily due to covered loans payoffs. As these covered loans are removed from their respective pools, due to payoffs and charge-offs, the Company records a proportional amount of accretable yield into interest income.  Correspondingly, the Company removes the indemnification asset associated with those removed loans and the adjustments are recorded into noninterest income. During the second quarter of 2014, the estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference) was reduced as the loss on certain loan pools was evaluated and determined to be lower than expected. As a result of the reduction in the non-accretable yield, the accretable yield increased, as did the amortization of the FDIC indemnification asset. Due to the greater than expected collectability on the remaining covered loans, the accrued liability to the FDIC also increased during the second quarter of 2014.

FDIC Receivable

As of June 30, 2014, the FDIC shared-loss receivable was $15.7 million as compared to $30.3 million as of December 31, 2013. This receivable represents current reimbursable amounts from the FDIC, under the FDIC shared-loss agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan related expenses, and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when we receive payment from the FDIC as well as when recoveries occur.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 8 to the Company’s consolidated financial statements.

Non-Covered Loans

We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable, including loans held for sale, increased $2.86 billion, or 18%, to $18.48 billion at June 30, 2014, relative to December 31, 2013.

The Bank offers adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Bank offers ARM single-family loan programs with one-year or three-year initial fixed periods. The Bank offered in 2013 and prior years, a low documentation program for single family residential loans. These loans require a large down payment and a low loan to value ratio, typically 60% or less. These loans have historically experienced low delinquency and default rates.  A majority of the 2013 single family residential loan originations were originated under this program. In 2014, this program was modified to require not only a large down payment, but additional income or asset information to determine the borrower’s ability to repay.  The Bank originated $229.8 million and $413.4 million in new residential single-family loans during the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, the Bank originated $411.4 million and $676.5 million, respectively, in new residential single-family loans.

The Bank also offers ARM home equity lines of credit secured by one-to-four unit residential properties located in its primary lending areas. The program is a low documentation program that requires low loan to value ratios, typically 60% or less. These loans have historically experienced low delinquency and default rates. The Bank originated $244.5 million and $195.4 million in new HELOCs during the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Bank originated $493.4 million and $284.6 million, respectively, in new HELOCs.

As of June 30, 2014, $624.8 million of loans were held in our overseas offices, including our Hong Kong branch and our subsidiary bank in China. Approximately $69.9 million of the $624.8 million of foreign loans are covered under the shared-loss agreement with the FDIC. In total these foreign loans represent approximately 2% of total consolidated assets.  These loans are included in the composition of the non-covered loan portfolio table below and the composition of covered loan portfolio table above.

The following table sets forth the composition of the non-covered loan portfolio as of the dates indicated:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	($ in thousands)
Residential:
Single-family	$3,316,581	18%	$3,192,875	20%
Multifamily	1,133,146	6%	992,434	6%
Total residential	4,449,727	24%	4,185,309	26%
Commercial Real Estate (“CRE”):
Income producing	5,358,710	29%	4,301,030	27%
Construction	233,105	1%	140,186	1%
Land	206,488	1%	143,861	1%
Total CRE	5,798,303	31%	4,585,077	29%
Commercial and Industrial (“C&I”):
Commercial business	5,956,607	33%	4,637,056	30%
Trade finance	716,696	4%	723,137	5%
Total C&I	6,673,303	37%	5,360,193	35%
Consumer:
Student loans	139,736	1%	679,220	4%
Other consumer	1,216,699	7%	868,518	6%
Total consumer	1,356,435	8%	1,547,738	10%
Total loans (1)	18,277,768	100%	15,678,317	100%
Unearned fees, premiums, and discounts, net	(5,589)		(23,672)
Allowance for loan losses	(246,468)		(241,930)
Loans held for sale	450,864		204,970
Loans receivable, net	$18,476,575		$15,617,685

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

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $161.4 million, or 0.59% of total assets, at June 30, 2014 and $130.6 million, or 0.53% of total assets, at December 31, 2013. Nonaccrual loans amounted to $118.9 million at June 30, 2014, compared with $111.7 million at December 31, 2013. Net charge-offs for non-covered nonperforming loans were $7.3 million and $11.3 million for the three and six months ended June 30, 2014, respectively. In comparison, net charge-offs for non-covered nonperforming loans were $4.0 million and $4.6 million for the three and six months ended June 30, 2013, respectively.

Loans totaling $27.9 million were placed on nonaccrual status during the second quarter of 2014. Loans totaling $57.3 million which were not 90 days past due as of June 30, 2014, were included in nonaccrual loans as of June 30, 2014. Additions to nonaccrual loans during the second quarter of 2014 were offset by $8.3 million in gross charge-offs, $9.3 million in payoffs and principal paydowns, $14.3 million in loans that were transferred to other real estate owned, and $9.4 million in loans brought current. Additions to nonaccrual loans during the second quarter of 2014 were comprised of $12.2 million in commercial real estate loans, $8.2 million in commercial and industrial loans, $5.7 million in residential loans, and $1.8 million in consumer loans.

The Company had $66.2 million and $71.8 million in total performing troubled debt restructured loans as of June 30, 2014 and December 31, 2013, respectively. Nonperforming TDR loans were $25.7 million and $11.1 million at June 30, 2014 and December 31, 2013, respectively, and are included in nonaccrual loans. Included in the total TDR loans were $3.4 million and $4.3 million of performing A/B notes as of June 30, 2014 and December 31, 2013, respectively. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B note is comprised of A note balances only. A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. As of June 30, 2014, TDR loans were comprised of $42.9 million in commercial real estate loans, $26.4 million in residential loans, $21.8 million in commercial and industrial loans, and $758 thousand in consumer loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. At June 30, 2014, total non-covered OREO was $42.5 million, compared to $18.9 million at December 31, 2013. During the first six months of 2014, the Company had additions of $26.5 million to OREO, of which $9.4 million was related to the MetroCorp acquisition, discussed in Note 3 to the Company’s consolidated financial statements. Additionally, the Company recorded $4.1 million in write-downs. During this period, the Company also had a total of $3.2 million in total proceeds for OREO properties sold, resulting in a total net gain on sale of $308 thousand. As previously mentioned, losses on sales of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses.

The following table sets forth information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of the dates indicated:

	June 30,	December 31,
	2014	2013
	($ in thousands)
Nonaccrual loans	$118,922	$111,651
Loans 90 or more days past due but not on nonaccrual	—	—
Total nonperforming loans	118,922	111,651
Non-covered other real estate owned, net	42,458	18,900
Total nonperforming assets	$161,380	$130,551
Performing restructured loans	$66,200	$71,826
Total nonperforming assets to total assets	0.59%	0.53%
Allowance for non-covered loan losses to nonperforming loans	207.25%	216.68%
Nonperforming loans to total gross non-covered loans	0.63%	0.70%

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

At June 30, 2014, the Company’s total recorded investment in impaired loans was $169.0 million, compared with $183.5 million at December 31, 2013. Impaired loans exclude the homogenous consumer loan portfolio which is evaluated collectively for impairment. Impaired loans include non-covered loans held for investment on nonaccrual status, regardless of the collateral coverage, and all loans modified in a TDR. Impaired loans at June 30, 2014 are comprised of income producing commercial real estate loans totaling $57.8 million, commercial business loans totaling $40.2 million, multifamily loans totaling $36.8 million, single-family loans totaling $14.5 million, CRE land loans totaling $12.1 million, CRE construction loans totaling $6.9 million, and other consumer loans totaling $763 thousand. As of June 30, 2014, the allowance for loan losses included $24.8 million for impaired loans with a total recorded balance of $65.7 million. As of December 31, 2013, the allowance for loan losses included $24.1 million for impaired loans with a total recorded balance of $73.5 million.

The following table sets forth information regarding impaired loans as of the dates indicated:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	($ in thousands)
Residential:
Single-family	$14,494	9%	$15,173	8%
Multifamily	36,756	22%	41,114	22%
Total residential impaired loans	51,250	31%	56,287	30%
Commercial Real Estate (“CRE”):
Income producing	57,773	35%	65,268	35%
Construction	6,888	4%	6,888	4%
Land	12,082	7%	12,280	7%
Total CRE impaired loans	76,743	46%	84,436	46%
Commercial and Industrial (“C&I”):
Commercial business	39,679	23%	38,337	21%
Trade finance	529	—%	1,190	1%
Total C&I impaired loans	40,208	23%	39,527	22%
Consumer:
Student loans	—	—%	1,681	1%
Other consumer	763	—%	1,546	1%
Total consumer impaired loans	763	—%	3,227	2%
Total gross impaired loans	$168,964	100%	$183,477	100%

Allowance for Loan Losses

We are committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, we perform an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. While we believe that the allowance for loan losses is appropriate at June 30, 2014, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

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

The following table reflects the Company’s allocation of the combined non-covered and covered allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	June 30, 2014			December 31, 2013
	Amount		Percent	Amount	Percent
	($ in thousands)
Residential	$45,783		24%	$50,717	26%
Commercial Real Estate	60,600	(1)	31%	64,677	29%
Commercial and Industrial	128,479		37%	115,184	35%
Consumer	11,606		8%	11,352	10%
Covered loans subject to allowance for loan losses	4,880		—%	7,745	—%
Total	$251,348		100%	$249,675	100%

(1)    Includes allowance of $370 thousand relating to PCI loans acquired from MetroCorp.

Non-covered Loans

As of June 30, 2014, the allowance for loan losses on non-covered loans amounted to $246.5 million, or 1.35% of total non-covered loans receivable, compared with $241.9 million or 1.54% of total non-covered loans receivable as of  December 31, 2013 and $233.5 million or 1.73% of total non-covered loans receivable as of June 30, 2013.

We recorded a provision for loan losses on non-covered loans of $8.9 million and $8.3 million during the second quarter of 2014 and 2013, respectively. The increase in provision for the three months ended June 30, 2014 as compared to the same period of 2013 is mainly due to the increase in the non-covered loan portfolio. During the second quarter of 2014, we recorded $7.3 million in net charge-offs on non-covered loans representing 0.16% of average non-covered loans outstanding during the quarter, on an annualized basis. In comparison, we recorded net charge-offs totaling $4.0 million on non-covered loans representing 0.12% of average non-covered loans outstanding, on an annualized basis, for the same period in 2013.

For the first half of 2014 and 2013, we recorded a provision for loan losses on non-covered loans of $16.9 million and $7.5 million, respectively. The increase in provision for the six months ended June 30, 2014 as compared to the same period of 2013 is also mainly due to the increase in the non-covered loan portfolio. During the first half of 2014, we recorded $11.3 million in net charge-offs on non-covered loans representing 0.13% of average non-covered loans outstanding during the first half, on an annualized basis. In comparison, we recorded net charge-offs totaling $4.6 million on non-covered loans representing 0.07% of average non-covered loans outstanding, on an annualized basis, for the same period in 2013.

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $12.3 million at June 30, 2014, compared to $11.3 million at December 31, 2013. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

The following tables present a summary of the activity in the allowance for loan and lease losses on the non-covered loans for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	($ in thousands)
NON-COVERED LOANS
Allowance for non-covered loans, beginning of period	$245,618	$228,796	$241,930	$229,382
Provision allocation for unfunded loan commitments and letters of credit	(829)	432	(1,044)	1,148
Provision for loan losses, excluding covered loans	8,944	8,277	16,898	7,515
Gross charge-offs:
Residential	61	550	343	861
Commercial real estate	1,314 (1)	762	1,634 (1)	1,767
Commercial and industrial	6,899	3,816	12,224	5,077
Consumer	2	865	5	1,211
Total gross charge-offs	8,276	5,993	14,206	8,916
Gross recoveries:
Residential	63	303	199	1,071
Commercial real estate	551	1,060	1,380	1,349
Commercial and industrial	393	605	1,304	1,136
Consumer	4	—	7	795
Total gross recoveries	1,011	1,968	2,890	4,351
Net charge-offs	7,265	4,025	11,316	4,565
Allowance balance for non-covered loans, end of period	$246,468 (2)	$233,480	$246,468 (2)	$233,480
Average non-covered loans outstanding	$18,155,876	$13,099,286	$17,699,376	$12,666,017
Total non-covered loans outstanding, end of period	$18,277,768	$13,525,914	$18,277,768	$13,525,914
Annualized net charge-offs on non-covered loans to average non-covered loans	0.16%	0.12%	0.13%	0.07%
Allowance for non-covered loan losses to total non-covered loans held for investment at end of period	1.35%	1.73%	1.35%	1.73%

(1)             Includes charge-off of $523 thousand relating to PCI loans acquired from MetroCorp.

(2)             Includes allowance of $370 thousand relating to PCI loans acquired from MetroCorp.

Covered Loans

As of June 30, 2014 and December 31, 2013, the majority of the PCI covered loan portfolio was performing better than or as expected from the day one valuation. However, the Company has experienced some credit deterioration in certain PCI covered loan pools. Based on the Company’s evaluation of estimates of cash flows expected to be collected, the Company may establish an allowance for the PCI covered pool of loans, with a charge to income through the provision for loan losses, where appropriate.  As of June 30, 2014, the Company has established an allowance of $1.2 million on $66.3 million of PCI covered loans. As of December 31, 2013, an allowance of $2.2 million was established on $129.7 million of PCI covered loans. The allowance balances for both periods were allocated mainly to the PCI covered commercial real estate loans. In respect of the covered advances, losses are estimated collectively for groups of loans with similar characteristics.

The following tables present a summary of the activity in the allowance for loan losses on the covered advances and PCI covered loans for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	($ in thousands)
COVERED ADVANCES
Allowance, beginning of period	$4,316	$8,118	$5,476	$5,153
Provision for (reversal of) loan losses on covered advances	70	186	(884)	3,283
Net charge offs	694	1,204	900	1,336
Allowance for covered advances, end of period	3,692	7,100	3,692	7,100
PCI COVERED LOANS
Allowance, beginning of period	$2,202	$1,992	$2,269	$—
(Reversal of) provision for loan losses on PCI loans	(1,014)	537	(1,081)	2,529
Allowance for PCI loans, end of period	$1,188	$2,529	$1,188	$2,529
Total allowance, end of period	$4,880	$9,629	$4,880	$9,629

Deposits

The Bank offers a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $2.46 billion to $22.88 billion as of June 30, 2014 from $20.41 billion as of December 31, 2013. The increase in total deposits during the first six months was mainly due to the $1.32 billion of deposits acquired from MetroCorp and the overall increases in non-interest bearing demand deposits, money market, interest-bearing checking and time deposits.

As of June 30, 2014, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $188.4 million, compared with $203.3 million as of December 31, 2013. Overall, time deposits have increased during the six months ended June 30, 2014, which was partially offset by a decrease in deposits in the CDARS program. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, we partner with other financial institutions to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table presents the composition of the deposit portfolio as of the dates indicated:

	June 30, 2014	December 31, 2013
	(In thousands)
Core deposits:
Noninterest-bearing demand	$6,889,950	$5,821,899
Interest-bearing checking	2,210,514	1,749,479
Money market	6,032,922	5,653,412
Savings	1,510,088	1,363,780
Total core deposits	16,643,474	14,588,570
Time deposits	6,231,615	5,824,348
Total deposits	$22,875,089	$20,412,918

Borrowings

We utilize a combination of short-term and long-term borrowings to manage our liquidity position. FHLB advances totaled $316.2 million as of June 30, 2014, compared to $315.1 million as of December 31, 2013. The increase in FHLB advances from December 31, 2013 to June 30, 2014 was due to the accretion of the discount associated with these advances. During the six months ended June 30, 2014, the Company prepaid FHLB advances of $10.0 million with no prepayment penalties, which were acquired as part of the MetroCorp acquisition.

In addition to FHLB advances, we also utilize securities sold under repurchase agreements (“repurchase agreements”) to manage our liquidity position. Repurchase agreements totaled $1.01 billion as of June 30, 2014 and $995.0 million as of December 31, 2013. No short-term repurchase agreements were outstanding as of June 30, 2014 and December 31, 2013. Repurchase agreements are long-term with interest rates that are largely fixed ranging from 2.45% to 5.01%, as of June 30, 2014. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collateral for these agreements consist of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt, comprised of junior subordinated debt and a term loan, increased $8.8 million to $235.7 million as of June 30, 2014, compared to $226.9 million as of December 31, 2013. Total junior subordinated debt increased $18.8 million to $145.7 million as of June 30, 2014, from $126.9 million as of December 31, 2013.  The increase is mainly due to $29.1 million of junior subordinated debt from the acquisition of MetroCorp, offset by $10.3 million of junior subordinated debt that was called in the first quarter of 2014.

The remainder of the debt is comprised of a three-year term loan paid in quarterly installments, which commenced on July 1, 2013 through maturity on July 1, 2016. During the first half of 2014, $10.0 million was repaid, resulting in a balance of $90.0 million as of June 30, 2014, compared to a balance of $100.0 million as of December 31, 2013.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of June 30, 2014, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Contractual Obligations
Deposits	$4,910,811	$834,828	$441,906	$123,611	$16,743,925	$23,055,081
FHLB advances	1,888	3,775	85,655	254,458	—	345,776
Securities sold under repurchase agreements	50,496	549,721	79,900	493,439	—	1,173,556
Affordable housing and other investment commitments	—	—	—	—	86,577	86,577
Long-term debt obligations	4,339	97,106	5,527	199,586	—	306,558
Operating lease obligations (1)	25,265	35,701	19,470	19,952	—	100,388
Unrecognized tax liability	—	3,219	3,234	—	—	6,453
Postretirement benefit obligations	288	710	1,022	13,562	—	15,582
Total contractual obligations	$4,993,087	$1,525,060	$636,714	$1,104,608	$16,830,502	$25,089,971

(1)             Represents the Company’s lease obligation for all rental properties.

As a financial service provider, we routinely enter into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to our customers as of June 30, 2014 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$4,400,533
Standby letters of credit	$1,050,188
Commercial letters of credit	$77,365

Capital Resources

As of June 30, 2014, stockholders’ equity totaled $2.70 billion, an increase of 14% from the year end December 31, 2013 balance of $2.36 billion. The increase is comprised of the following: (1) issuance of treasury stock shares pursuant to the MetroCorp acquisition totaling $190.8 million, representing 5,583,093 shares; (2) net income of $160.7 million; (3) other comprehensive income of $27.9 million; (4) warrant issued pursuant to the MetroCorp acquisition totaling $4.9 million; (5) tax benefits of $3.8 million from various stock plans; (6) stock compensation amounting to $6.7 million related to grants of restricted stock units; and (7) issuance of common stock totaling $1.2 million, representing 390,195 shares, pursuant to various stock plans and agreements. These transactions were offset by: (1) accrual and payment of cash dividends on common stock totaling $52.0 million; and (2) purchase of treasury shares related to restricted stock surrendered due to employee tax liability amounting to $7.3 million, representing 202,070 shares. Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs, and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital and the adequacy of capital. As a result of the recently adopted federal regulatory changes to capital requirements, our Board of Directors, in consultation with management, will continue to assess the adequacy and components of our capital to ensure that we meet all required regulatory standards.

Risk-Based Capital

We are committed to maintaining capital at a level sufficient to assure our shareholders, our customers and our regulators that our company and our bank subsidiary are financially sound. We are subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well capitalized.” At June 30, 2014, the Bank’s Tier I and total capital ratios were 10.5% and 11.7%, respectively, compared to 11.6% and 12.9%, respectively, at December 31, 2013.

The following table compares East West Bancorp, Inc.’s and East West Bank’s capital ratios at June 30, 2014, to those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	12.8%	11.7%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	11.0%	10.5%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	10.7%	10.5%	4.0%	5.0%

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

During the first six months of 2014, we experienced net cash inflows from operating activities of $47.5 million, compared to net cash inflows of $157.7 million for the first six months of 2013.

Net cash outflows from investing activities totaled $741.0 million for the first six months of 2014 compared with net cash outflows of $1.13 billion for the first six months of 2013. Net cash outflows from investing activities for the first six months of 2014 were primarily due to net increase in loans, securities purchased under resale agreements and investment securities. Net cash outflows from investing activities for the first six months of 2013 were primarily due to purchase of securities purchased under resale agreements and investment securities.

We experienced net cash inflows from financing activities of $1.04 billion during the first six months of 2014, primarily due to the increase in deposits. In comparison, we experienced net cash inflows from financing activities of $703.2 million during the first six months of 2013, primarily due to the increase in deposits.

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

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the six months ended June 30, 2014, total dividends distributed by the Bank to the Company amounted to $111.6 million.

In July 2014, the Company’s Board of Directors declared a quarterly dividend of $0.18 per share on the Company’s common stock payable on or about August 15, 2014 to shareholders of record as of August 1, 2014.

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

Our overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2014 and December 31, 2013, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	June 30,	December 31,	June 30,	December 31,
(Basis Points)	2014	2013	2014	2013
+200	13.5%	11.1%	13.2%	13.4%
+100	5.9%	4.9%	5.6%	6.1%
-100	(0.8)%	(0.5)%	(2.3)%	(1.8)%
-200	(1.0)%	(0.6)%	(5.3)%	(3.4)%

(1)             The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)             The percentage change represents net portfolio value of the Bank in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities, and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2014 and December 31, 2013. As of June 30, 2014, the Bank’s balance sheet is more sensitive to interest rate changes on the asset side than the liability side. In a rising rate environment, this allows more net interest income and higher net portfolio value for the Bank. However, in a declining rate environment, the Bank will see lower net interest income and lower net portfolio value as projected in the volatility table above. At June 30, 2014 and December 31, 2013, our estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table provides the outstanding principal balances and the weighted average interest rates of our financial instruments as of June 30, 2014. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	($ in thousands)
Assets:
CD investments	$459,553	$240	$—	$—	$—	$—	$459,793
Average yield (fixed rate)	4.13%	0.82%	—%	—%	—%	—%	4.13%
Short-term investments	$715,769	$—	$—	$—	$—	$—	$715,769
Weighted average rate	0.38%	—%	—%	—%	—%	—%	0.38%
Securities purchased under resale agreements	$875,000	$250,000	$—	$—	$100,000	$50,000	$1,275,000
Weighted average rate	1.37%	1.86%	—%	—%	2.75%	3.25%	1.65%
Investment securities	$813,244	$228,879	$390,226	$340,421	$206,825	$550,057	$2,529,652
Weighted average rate	1.91%	2.54%	2.27%	2.25%	1.88%	3.64%	2.43%
Total covered gross loans	$1,635,825	$97,254	$75,962	$88,396	$36,961	$54,929	$1,989,327
Weighted average rate	4.21%	5.08%	4.98%	4.96%	5.33%	5.87%	4.38%
Total non-covered gross loans	$14,960,119	$1,277,768	$1,135,600	$488,670	$495,083	$378,698	$18,735,938
Weighted average rate	3.89%	4.77%	4.99%	5.00%	5.07%	5.98%	4.12%
Liabilities:
Checking accounts	$1,723,648	$—	$—	$—	$—	$—	$1,723,648
Weighted average rate	0.24%	—%	—%	—%	—%	—%	0.24%
Money market accounts	$6,032,922	$—	$—	$—	$—	$—	$6,032,922
Weighted average rate	0.25%	—%	—%	—%	—%	—%	0.25%
Savings deposits	$1,510,088	$—	$—	$—	$—	$—	$1,510,088
Weighted average rate	0.16%	—%	—%	—%	—%	—%	0.16%
Time deposits	$4,874,946	$580,577	$227,995	$217,443	$199,131	$131,523	$6,231,615
Weighted average rate	0.58%	0.94%	1.29%	1.24%	1.22%	-0.28%	0.66%
FHLB advances	$332,000	$—	$—	$—	$—	$—	$332,000
Weighted average rate	0.57%	—%	—%	—%	—%	—%	0.57%
Securities sold under repurchase agreements (fixed rate)	$695,000	$—	$—	$—	$—	$—	$695,000
Weighted average rate	4.61%	—%	—%	—%	—%	—%	4.61%
Securities sold under repurchase agreements (variable rate)	$310,000	$—	$—	$—	$—	$—	$310,000
Weighted average rate	2.79%	—%	—%	—%	—%	—%	2.79%
Junior subordinated debt (variable rate)	$90,000	$—	$—	$—	$—	$—	$90,000
Weighted average rate	1.75%	—%	—%	—%	—%	—%	1.75%
Other long-term borrowing (variable rate)	$152,641	$—	$—	$—	$—	$—	$152,641
Weighted average rate	1.81%	—%	—%	—%	—%	—%	1.81%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2014.

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

ITEM 1A. RISK FACTORS

The Company’s 2013 Annual Report contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item 1A. Risk Factors”. There are no material changes to our risk factors as presented in the Company’s 2013 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2014. The following summarizes share repurchase activities during the second quarter of 2014:

				Approximate
			Total Number	Dollar Value
			of Shares	in Millions of
	Total		Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
April 1 - 30, 2014	—	$—	—	$100.0
May 1 - 31, 2014	—	—	—	100.0
June 1 - 30, 2014	—	—	—	100.0
Total	—	$—	—	$100.0

(1)             Excludes 12,505 shares surrendered due to employee tax liability and forfeitures of restricted stock awards, totaling $348 thousand, pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

(2)             On July 17, 2013, the Company’s Board of Directors announced a new repurchase program authorizing the repurchase of up to $100.0 million of its common stock. As of June 30, 2014, no shares were repurchased.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(i)	Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(ii)	Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(iii)	Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(iv)	Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(v)	101.INS	XBRL Instance Document
(vi)	101.SCH	XBRL Taxonomy Extension Schema Document
(vii)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
(viii)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
(ix)	101.PRE	XBRL Extension Presentation Linkbase Document
(x)	101.DEF	XBRL Extension Definition Linkbase Document

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:           August 8, 2014

EAST WEST BANCORP, INC.

By:	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and
Chief Financial Officer; Duly Authorized Officer