Form 10-Q
period 2014-09-30
EAST WEST BANCORP INC
filed 2014-11-07
CIK 1069157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 143,552,945 shares of common stock as of October 31, 2014.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain or incorporate statements that East West Bancorp, Inc. (the “Company”) believes are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remain,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

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

•                                         impact of reputational risk created by these developments on matters such as business generation and retention, funding and liquidity;

•                                          impact of potential federal tax increases and spending cuts;

•                                          impact of adverse judgments or settlements in litigation against the Company;

•                                          changes in our ability to receive dividends from our subsidiaries; and

•                                         impact of political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014 (the “2013 Annual Report”), under the heading “ITEM 1A. RISK FACTORS” and the information set forth under “ITEM 1A. RISK FACTORS” in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,115,753	$895,820
Short-term investments	336,419	257,473
Securities purchased under resale agreements	1,475,000	1,300,000
Investment securities available-for-sale, at fair value (with amortized cost of $2,596,823 in 2014 and $2,786,490 in 2013)	2,592,667	2,733,797
Loans held for sale	239,649	204,970
Non-covered loans (net of allowance for loan losses of $249,268 in 2014 and $241,930 in 2013)	19,097,117	15,412,715
Covered loans (net of allowance for loan losses of $3,910 in 2014 and $7,745 in 2013)	1,636,399	2,187,898
Total loans receivable, net	20,733,516	17,600,613
FDIC indemnification asset, net	—	74,708
Other real estate owned, net	33,337	18,900
Other real estate owned covered, net	7,433	21,373
Total other real estate owned	40,770	40,273
Investment in Federal Home Loan Bank stock, at cost	34,691	62,330
Investment in Federal Reserve Bank stock, at cost	54,324	48,333
Investment in affordable housing partnerships	179,606	164,776
Premises and equipment, net	181,999	177,710
Accrued interest receivable	96,054	116,314
Due from customers on acceptances	25,112	21,236
Premiums on deposits acquired, net	47,792	46,920
Goodwill	458,467	337,438
Cash surrender value of life insurance policies	100,604	112,650
Other assets	768,707	534,707
TOTAL	$28,481,130	$24,730,068
LIABILITIES
Customer deposit accounts:
Noninterest-bearing	$7,270,385	$5,821,899
Interest-bearing	16,541,879	14,591,019
Total deposits	23,812,264	20,412,918
Federal Home Loan Bank advances	316,699	315,092
Securities sold under repurchase agreements	805,106	995,000
Payable to FDIC, net	64,460	—
Bank acceptances outstanding	25,112	21,236
Long-term debt	230,790	226,868
Accrued expenses and other liabilities	458,606	394,729
Total liabilities	25,713,037	22,365,843
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 163,514,929 and 163,098,008 shares issued in 2014 and 2013, respectively; 143,405,133 and 137,630,896 shares outstanding in 2014 and 2013, respectively	163	163
Additional paid in capital	1,666,069	1,571,670
Retained earnings	1,531,637	1,360,130
Treasury stock, at cost – 20,109,796 shares in 2014 and 25,467,112 shares in 2013	(427,348)	(537,279)
Accumulated other comprehensive loss, net of tax	(2,428)	(30,459)
Total stockholders’ equity	2,768,093	2,364,225
TOTAL	$28,481,130	$24,730,068

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$262,258	$259,105	$793,313	$710,554
Investment securities	11,364	11,039	36,130	30,843
Securities purchased under resale agreements	5,344	5,168	14,756	16,132
Investment in Federal Home Loan Bank stock	663	1,395	2,559	2,945
Investment in Federal Reserve Bank stock	814	723	2,344	2,164
Due from banks and short-term investments	5,505	4,276	17,461	12,844
Total interest and dividend income	285,948	281,706	866,563	775,482
INTEREST EXPENSE
Customer deposit accounts	17,158	15,099	48,609	47,691
Federal Home Loan Bank advances	1,027	1,049	3,087	3,135
Securities sold under repurchase agreements	9,578	10,323	29,845	31,069
Long-term debt	1,211	985	3,632	2,402
Total interest expense	28,974	27,456	85,173	84,297
Net interest income before provision for loan losses	256,974	254,250	781,390	691,185
Provision for loan losses on non-covered loans	7,556	4,535	24,454	12,050
Provision for (reversal of) loan losses on covered loans	7,669	(964)	5,704	4,848
Net interest income after provision for loan losses	241,749	250,679	751,232	674,287
NONINTEREST INCOME (LOSS)
Changes in FDIC indemnification asset and receivable/payable	(39,647)	(74,456)	(150,839)	(154,260)
Branch fees	9,515	8,123	28,480	23,896
Net gains on sales of investment securities	2,514	1,084	6,603	12,006
Letters of credit fees and commissions	6,844	5,615	19,110	16,103
Foreign exchange income	3,454	2,940	6,984	8,925
Ancillary loan fees	2,874	2,125	7,867	6,811
Income from life insurance policies	836	952	2,868	2,820
Net gains on sales of loans	7,726	3,945	20,715	3,685
Dividend and other investment income	4,113	99	5,339	327
Other commission and fee income	8,290	5,936	22,148	14,507
Other operating income	3,823	2,216	11,206	9,306
Total noninterest income (loss)	10,342	(41,421)	(19,519)	(55,874)
NONINTEREST EXPENSE
Compensation and employee benefits	58,111	41,482	172,469	129,239
Occupancy and equipment expense	15,842	14,697	48,227	42,211
Amortization of investments in affordable housing partnerships and other tax credit investments	36,936	4,693	55,751	14,040
Amortization of premiums on deposits acquired	2,597	2,347	7,721	7,131
Deposit insurance premiums and regulatory assessments	5,247	4,191	16,761	11,848
Loan related expenses	1,127	2,752	2,604	9,909
Other real estate owned (income) expense	(1,422)	157	695	(2,015)
Legal expense	32,500	9,001	45,403	18,912
Data processing	2,211	2,159	13,351	6,796
Consulting expense	2,982	1,264	6,359	2,721
Other operating expenses	20,848	17,609	59,964	50,335
Total noninterest expense	176,979	100,352	429,305	291,127
INCOME BEFORE INCOME TAXES	75,112	108,906	302,408	327,286
INCOME TAX (BENEFIT) EXPENSE	(13,644)	35,749	52,923	108,023
NET INCOME	$88,756	$73,157	$249,485	$219,263
PREFERRED STOCK DIVIDENDS	—	—	—	3,428
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$88,756	$73,157	$249,485	$215,835
EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$0.62	$0.53	$1.74	$1.56
DILUTED	$0.62	$0.53	$1.74	$1.56
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	143,210	137,036	142,791	137,404
DILUTED	143,810	137,467	143,377	140,199
DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.15	$0.54	$0.45

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$88,756	$73,157	$249,485	$219,263
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Net unrealized holding gains (losses) arising during period	1,663	(2,876)	31,980	(22,905)
Reclassification adjustment for net gains included in net income	(1,457)	(629)	(3,829)	(6,964)
Net unrealized (losses) gains on other investments	(99)	5	(120)	22
Other comprehensive income (loss)	107	(3,500)	28,031	(29,847)
COMPREHENSIVE INCOME	$88,863	$69,657	$277,516	$189,416

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Additional		Additional			Accumulated
	Paid In		Paid In			Other
	Capital		Capital			Comprehensive	Total
	Preferred	Common	Common	Retained	Treasury	Income (Loss),	Stockholders’
	Stock	Stock	Stock	Earnings	Stock	Net of Tax	Equity
BALANCE, JANAURY 1, 2013	$83,027	$157	$1,464,739	$1,151,828	$(322,298)	$4,669	$2,382,122
Net income				219,263			219,263
Other comprehensive loss						(29,847)	(29,847)
Stock compensation costs			9,263				9,263
Tax benefit from stock compensation plans, net			3,301				3,301
Issuance of 285,921 shares of common stock pursuant to various stock compensation plans and agreements			2,112				2,112
Issuance of 19,998 shares pursuant to Director retainer fee			630				630
Cancellation of 58,929 shares of common stock due to forfeitures of issued restricted stock			1,039		(1,039)		—
368,932 shares of restricted stock surrendered due to employee tax liability					(9,049)		(9,049)
Preferred stock dividends				(3,428)			(3,428)
Common stock dividends				(62,499)			(62,499)
Conversion of 85,710 shares of Series A preferred stock into 5,594,080 shares of common stock	(83,027)	6	83,021				—
Purchase of 8,026,807 shares of treasury stock pursuant to the Stock Repurchase Program					(199,992)		(199,992)
BALANCE, SEPTEMBER 30, 2013	$—	$163	$1,564,105	$1,305,164	$(532,378)	$(25,178)	$2,311,876
BALANCE, JANAURY 1, 2014	$—	$163	$1,571,670	$1,360,130	$(537,279)	$(30,459)	$2,364,225
Net income				249,485			249,485
Other comprehensive income						28,031	28,031
Stock compensation costs			10,382				10,382
Tax benefit from stock compensation plans, net			3,916				3,916
Issuance of 398,012 shares of common stock pursuant to various stock compensation plans and agreements			1,249				1,249
Issuance of 18,909 shares pursuant to Director retainer fee			630				630
Cancellation of 17,337 shares of common stock due to forfeitures of issued restricted stock			323		(323)		—
208,440 shares of restricted stock surrendered due to employee tax liability					(7,532)		(7,532)
Common stock dividends				(77,978)			(77,978)
Issuance of 5,583,093 shares pursuant to MetroCorp acquisition			73,044		117,786		190,830
Warrant acquired pursuant to MetroCorp acquisition			4,855				4,855
BALANCE, SEPTEMBER 30, 2014	$—	$163	$1,666,069	$1,531,637	$(427,348)	$(2,428)	$2,768,093

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$249,485	$219,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,130	69,907
(Accretion) of discount and amortization of premiums, net	(155,365)	(180,119)
Changes in FDIC indemnification asset and receivable/payable	150,839	154,260
Stock compensation costs	10,382	9,263
Deferred tax (benefit) expense	(13,399)	34,107
Tax benefit from stock compensation plans, net	(3,916)	(3,301)
Provision for loan losses	30,158	16,898
Impairment on other real estate owned	2,671	2,102
Net gain on sales of investment securities, loans and other assets	(35,182)	(23,354)
Originations and purchases of loans held for sale	(92,475)	(99,258)
Proceeds from sales and net changes in loans held for sale	186,498	40,850
Net proceeds from FDIC shared-loss agreements	787	51,890
Net change in accrued interest receivable and other assets	(17,282)	48,757
Net change in accrued expenses and other liabilities	(169,709)	(47,735)
Other net operating activities	(1,378)	(2,190)
Total adjustments	(6,241)	72,077
Net cash provided by operating activities	243,244	291,340
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash paid	138,465	—
Net (increase) decrease in:
Loans	(2,520,300)	(1,549,830)
Short-term investments	(78,946)	73,286
Securities purchased under resale agreements	(375,000)	150,000
Purchases of:
Investment securities available-for-sale	(504,820)	(1,113,667)
Loans receivable	(16,446)	(577,811)
Premises and equipment	(8,342)	(87,443)
Investments in affordable housing partnerships and other tax credit investments	(62,009)	(25,860)
Proceeds from sale of:
Investment securities available-for-sale	395,630	386,108
Loans receivable	220,680	184,679
Loans held for sale originated for investment	356,714	—
Other real estate owned	53,960	47,892
Repayments, maturities and redemptions of investment securities available-for-sale	353,031	376,593
Redemption of Federal Home Loan Bank stock	30,349	31,849
Surrender of life insurance policies	49,111	—
Other net investing activities	(5,436)	1,608
Net cash used in investing activities	(1,973,359)	(2,102,596)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	2,080,497	2,049,786
Short-term borrowings	—	(20,000)
Securities sold under repurchase agreements	(15,000)	—
Proceeds from:
Issuance of long term borrowings	—	50,000
Issuance of common stock pursuant to various stock plans and agreements	1,249	2,112
Payment for:
Repayment of FHLB advances	(10,000)	—
Repayment of long-term debt	(25,310)	—
Repurchase of vested shares due to employee tax liability	(7,532)	(9,049)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	—	(199,992)
Cash dividends	(77,772)	(65,625)
Tax benefit from stock compensation plans, net	3,916	3,301
Net cash provided by financing activities	1,950,048	1,810,533
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	219,933	(723)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	895,820	1,323,106
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,115,753	$1,322,383
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$85,534	$84,643
Income tax payments, net of refunds	279,954	118,408
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	460,828	13,912
Loans transfers to other real estate owned	42,175	33,685
Issuance of stock related to acquisition	190,830	—
Conversion of preferred stock to common stock	—	83,027
Loans to facilitate sales of other real estate owned	2,000	139

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements in this Form 10-Q include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and balances have been eliminated in the consolidations. As of September 30, 2014, East West has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”), one of which was the result of the acquisition of MetroCorp Bancshares, Inc. (“MetroCorp”) during the first quarter of 2014 as discussed in Note 3 to the Company’s consolidated financial statements. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Trusts are not consolidated into the Company.

The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial statements for the interim periods. All adjustments are of a normal and recurring nature. The current period’s results of operations are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Events subsequent to the consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2013 Annual Report.

Certain prior year balances and notes have been reclassified to conform to current year presentation.

NOTE 2 — RECENT ACCOUNTING STANDARDS

In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the amortization in the income statement as a component of income tax expense.  ASU 2014-01 is effective for interim and annual periods beginning after December 15, 2014 and if elected, should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

NOTE 3 — BUSINESS COMBINATION

On January 17, 2014, the Company completed the acquisition of MetroCorp, parent of MetroBank, N.A. and Metro United Bank. MetroCorp, headquartered in Houston, Texas, operated 19 branch locations within Texas and California under its two banks. The Company acquired MetroCorp to further expand its presence, primarily in Texas, within the markets of Houston and Dallas, and in California, within the San Diego market. The purchase consideration was satisfied two thirds in East West stock and one third in cash. The fair value of the consideration transferred in the acquisition of MetroCorp was $291.4 million, which consisted of 5,583,093 shares of East West common stock fair valued at $190.8 million at the date of acquisition and $89.4 million in cash, $2.4 million of additional cash to MetroCorp stock option holders and a MetroCorp warrant, fair valued at $8.8 million, assumed by the Bank.

Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. As a result of the business combination, the Company recorded goodwill of $121.0 million.

The total fair value of assets acquired was $1.70 billion, which included $230.3 million in cash and due from banks, $64.3 million in investment securities available for sale, $2.7 million in Federal Home Loan Bank (“FHLB”) stock, $1.19 billion in loans receivable, $8.6 million in fixed assets, $8.6 million in premiums on deposits acquired, $9.4 million in other real estate owned (“OREO”), $30.0 million in bank owned life insurance, $13.0 million in deferred tax assets and $16.7 million in other assets. The total fair value of liabilities acquired was $1.41 billion, which included $1.32 billion in deposits, $10.0 million in FHLB advances, $25.9 million in repurchase agreements, $29.1 million in junior subordinated debt and $22.7 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the January 17, 2014 acquisition date. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The Company has included the financial results of the business combinations in the consolidated statements of income beginning on the acquisition date.

NOTE 4 — FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy noted below. The hierarchy is based on the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•                  Level 1 — Valuation is based on quoted prices for identical instruments traded in active markets.

•                  Level 2 — Valuation is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data.

•                  Level 3 — Valuation is based on significant unobservable inputs for determining the fair value of assets or liabilities.  These significant unobservable inputs reflect assumptions that market participants may use in pricing the assets or liabilities.

In determining the appropriate hierarchy levels, the Company performs an analysis of the assets and liabilities that are subject to fair value disclosure.  The following tables present both financial and nonfinancial assets and liabilities that are measured at fair value on a recurring basis.  These assets and liabilities are reported on the consolidated balance sheets at their fair values as of September 30, 2014 and December 31, 2013.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.  There were no transfers for assets measured on a recurring basis in and out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2014 and 2013.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of September 30, 2014
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$603,647	$603,647	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	412,981	—	412,981	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	125,567	—	125,567	—
Residential mortgage-backed securities	757,582	—	757,582	—
Municipal securities	296,597	—	296,597	—
Other residential mortgage-backed securities:
Investment grade	55,258	—	55,258	—
Other commercial mortgage-backed securities:
Investment grade	51,127	—	51,127	—
Corporate debt securities:
Investment grade	210,825	—	210,825	—
Non-investment grade	17,776	—	8,867	8,909
Other securities	61,307	—	61,307	—
Total investment securities available-for-sale	$2,592,667	$603,647	$1,980,111	$8,909
Foreign exchange options	$6,155	$—	$6,155	$—
Interest rate swaps and caps	29,170	—	29,170	—
Foreign exchange contracts	9,204	—	9,204	—
Derivative liabilities	(54,086)	—	(50,660)	(3,426)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	as of December 31, 2013
		Quoted Prices in	Significant
	Fair Value	Active Markets	Other	Significant
	Measurements	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$491,632	$491,632	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	394,323	—	394,323	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	178,870	—	178,870	—
Residential mortgage-backed securities	885,237	—	885,237	—
Municipal securities	280,979	—	280,979	—
Other residential mortgage-backed securities:
Investment grade	46,327	—	46,327	—
Other commercial mortgage-backed securities:
Investment grade	51,617	—	51,617	—
Corporate debt securities:
Investment grade	309,995	—	309,995	—
Non-investment grade	15,101	—	8,730	6,371
Other securities	79,716	—	79,716	—
Total investment securities available-for-sale	$2,733,797	$491,632	$2,235,794	$6,371
Foreign exchange options	$6,290	$—	$6,290	$—
Interest rate swaps and caps	28,078	—	28,078	—
Foreign exchange contracts	6,181	—	6,181	—
Derivative liabilities	(50,262)	—	(46,607)	(3,655)

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2014 and 2013:

	Corporate Debt Securities:
	Non-Investment Grade	Derivatives Liabilities
	(In thousands)
Opening balance, July 1, 2014	$7,917	$(3,362)
Total gains or (losses) for the period: (1)
Included in earnings	—	(64)
Included in other comprehensive income (unrealized) (2)	1,009	—
Purchases, issues, sales, settlements	—	—
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(17)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, September 30, 2014	$8,909	$(3,426)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of September 30, 2014	$—	$64

	Corporate Debt Securities:
	Non-Investment Grade	Derivatives Liabilities
	(In thousands)
Opening balance, July 1, 2013	$5,517	$(3,257)
Total gains or (losses) for the period: (1)
Included in earnings	—	(254)
Included in other comprehensive income (unrealized) (2)	619	—
Purchases, issues, sales, settlements
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(4)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, September 30, 2013	$6,132	$(3,511)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of September 30, 2013	$—	$254

(1)             Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities. Realized gains or losses are included in net gains on sale of investment securities in the consolidated statements of income.

(2)             Unrealized gains or losses on investment securities are reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income.

The following tables provide a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013:

	Corporate Debt Securities:
	Non-Investment Grade	Derivatives Liabilities
	(In thousands)
Beginning balance, January 1, 2014	$6,371	$(3,655)
Total gains or (losses) for the period: (1)
Included in earnings	—	229
Included in other comprehensive income (unrealized) (2)	2,652	—
Purchases, issues, sales, settlements
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(114)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, September 30, 2014	$8,909	$(3,426)
Changes in unrealized gains included in earnings relating to assets and liabilities held at the end of September 30, 2014	$—	$(229)

	Corporate Debt Securities:
	Non-Investment Grade	Derivatives Liabilities
	(In thousands)
Beginning balance, January 1, 2013	$4,800	$(3,052)
Total gains or (losses) for the period: (1)
Included in earnings	—	(459)
Included in other comprehensive income (unrealized) (2)	1,406	—
Purchases, issues, sales, settlements
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	(74)	—
Transfer from investment grade to non-investment grade	—	—
Transfers in and/or out of Level 3	—	—
Closing balance, September 30, 2013	$6,132	$(3,511)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of September 30, 2013	$—	$459

(1)             Total gains or losses represent the total realized and unrealized gains and losses recorded for Level 3 assets and liabilities. Realized gains or losses are included in net gains on sale of investment securities in the consolidated statements of income.

(2)             Unrealized gains or losses on investment securities are reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income.

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets and liabilities measured on a recurring basis classified as Level 3 as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
September 30, 2014
Investment securities available-for-sale:
Corporate debt securities:
Non-investment grade	$8,909	Discounted cash flow	Constant prepayment rate	0% - 1%	0.73%
			Constant default rate	0.75% - 1.20%	0.87%
			Loss severity	85% - 100%	85%
			Discount margin	4.50% - 9.50%	7.99%
Derivative liabilities	(3,426)	Discounted cash flow	Credit risk	0.035% - 0.046%	0.043%

December 31, 2013
Investment securities available-for-sale:
Corporate debt securities:
Non-investment grade	$6,371	Discounted cash flow	Constant prepayment rate	0% - 1%	0.74%
			Constant default rate	0.75% - 1.20%	0.87%
			Loss severity	85% - 100%	85%
			Discount margin	6.50% - 11.50%	9.97%
Derivative liabilities	(3,655)	Discounted cash flow	Credit risk	0.175% - 0.212%	0.200%

Assets measured at fair value on a nonrecurring basis using significant unobservable inputs include certain loans and OREO.  The inputs and assumptions for nonrecurring Level 3 fair value measurements for certain loans and OREO include adjustments to external and internal appraisals for changes in the market, assumptions by appraiser embedded into appraisals, probability weighting of broker price opinions, and management’s adjustments for other relevant factors and market trends.  The following tables present assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013:

	Assets Measured at Fair Value on a Nonrecurring Basis as of September 30, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Non-covered impaired loans:
Total residential	$19,930	$—	$—	$19,930
Total commercial real estate	25,122	—	—	25,122
Total commercial and industrial	11,355	—	—	11,355
Total consumer	107	—	—	107
Total non-covered loans	$56,514	$—	$—	$56,514
Non-covered OREO	$15,556	$—	$—	$15,556
Covered OREO	$2,400	$—	$—	$2,400

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Non-covered impaired loans:
Total residential	$12,791	$—	$—	$12,791
Total commercial real estate	29,559	—	—	29,559
Total commercial and industrial	15,120	—	—	15,120
Total consumer	281	—	—	281
Total non-covered loans	$57,751	$—	$—	$57,751
Non-covered OREO	$13,031	$—	$—	$13,031
Covered OREO	$17,284	$—	$—	$17,284

The following table presents the increase (decrease) in the value of certain assets for which a nonrecurring fair value adjustment has been recognized during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Non-covered impaired loans:
Total residential	$(538)	$(96)	$(475)	$(677)
Total commercial real estate	(281)	1,412	1,049	(1,706)
Total commercial and industrial	(3,457)	(7,172)	(8,488)	(8,599)
Total consumer	(1)	—	(1)	(112)
Total non-covered loans	$(4,277)	$(5,856)	$(7,915)	$(11,094)
Non-covered OREO	$(1,527)	$(17)	$(1,527)	$(1,420)
Covered OREO (1)	$(608)	$(219)	$(852)	$(1,344)

(1)             Covered OREO results from the Washington First International Bank (“WFIB”) and United Commercial Bank (“UCB”) FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $608 thousand in losses, or $122 thousand, and 20% of the $852 thousand in losses, or $170 thousand, for the three and nine months ended September 30, 2014, respectively.  In comparison, the Company’s liability for losses is 20% of the $219 thousand in losses, or $44 thousand, and 20% of the $1.3 million in losses, or $269 thousand, for the three and nine months ended September 30, 2013, respectively.

The following table presents qualitative information about significant unobservable inputs used in the valuation of assets and liabilities measured on a nonrecurring basis classified as Level 3 as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
September 30, 2014

Non-covered impaired loans	$56,514	Market comparables	Discount rate(1)	0% - 100%	15%
Non-covered OREO	15,556	Appraisal	Selling cost	8%	8%
Covered OREO	2,400	Appraisal	No Discount

December 31, 2013
Non-covered impaired loans	$57,751	Market comparables	Discount rate(1)	0% - 100%	13%
Non-covered OREO	13,031	Appraisal	Selling cost	8%	8%
Covered OREO	17,284	Appraisal	No Discount

(1)             Discount rate is adjusted for factors such as liquidation cost of collateral and selling cost.

ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair values of certain financial instruments and the methods and significant assumptions used to estimate such fair values.  The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,115,753	$1,115,753	$—	$—	$1,115,753
Short-term investments	336,419	—	336,419	—	336,419
Securities purchased under resale agreements	1,475,000	—	1,443,390	—	1,443,390
Investment securities available-for-sale	2,592,667	603,647	1,980,111	8,909	2,592,667
Loans held for sale	239,649	—	258,512	—	258,512
Loans receivable, net	20,733,516	—	—	19,933,809	19,933,809
Investment in Federal Home Loan Bank stock	34,691	—	34,691	—	34,691
Investment in Federal Reserve Bank stock	54,324	—	54,324	—	54,324
Accrued interest receivable	96,054	—	96,054	—	96,054
Foreign exchange options	6,155	—	6,155	—	6,155
Interest rate swaps and caps	29,170	—	29,170	—	29,170
Foreign exchange contracts	9,204	—	9,204	—	9,204
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	17,676,394	—	17,676,394	—	17,676,394
Time deposits	6,135,870	—	—	6,116,966	6,116,966
Federal Home Loan Bank advances	316,699	—	333,681	—	333,681
Securities sold under repurchase agreements	805,106	—	879,564	—	879,564
Accrued interest payable	10,817	—	10,817	—	10,817
Long-term debt	230,790	—	201,209	—	201,209
Derivative liabilities	54,086	—	50,660	3,426	54,086

	December 31, 2013
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$895,820	$895,820	$—	$—	$895,820
Short-term investments	257,473	—	257,473	—	257,473
Securities purchased under resale agreements	1,300,000	—	1,279,406	—	1,279,406
Investment securities available-for-sale	2,733,797	491,632	2,235,794	6,371	2,733,797
Loans held for sale	204,970	—	212,469	—	212,469
Loans receivable, net	17,600,613	—	—	16,741,674	16,741,674
Investment in Federal Home Loan Bank stock	62,330	—	62,330	—	62,330
Investment in Federal Reserve Bank stock	48,333	—	48,333	—	48,333
Accrued interest receivable	116,314	—	116,314	—	116,314
Foreign exchange options	6,290	—	6,290	—	6,290
Interest rate swaps and caps	28,078	—	28,078	—	28,078
Foreign exchange contracts	6,181	—	6,181	—	6,181
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	14,588,570	—	14,588,570	—	14,588,570
Time deposits	5,824,348	—	—	5,791,659	5,791,659
Federal Home Loan Bank advances	315,092	—	308,521	—	308,521
Securities sold under repurchase agreements	995,000	—	1,134,774	—	1,134,774
Accrued interest payable	11,178	—	11,178	—	11,178
Long-term debt	226,868	—	184,415	—	184,415
Derivative liabilities	50,262	—	46,607	3,655	50,262

The following is a description of the valuation methodologies and significant assumptions used in estimating fair value of financial instruments.

Cash and Cash Equivalents — The carrying amount approximates fair value due to the short-term nature of these instruments. Due to the short-term nature of these instruments, the estimated fair value is classified as Level 1.

Short-Term Investments — The fair value of short-term investments generally approximate their book value due to their short maturities.  Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is classified as Level 2.

Securities Purchased Under Resale Agreements — Securities purchased under resale agreements with original maturities of 90 days or less are included in cash and cash equivalents.  The fair value of securities purchased under resale agreements with original maturities of more than 90 days is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.  Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is classified as Level 2.

Investment Securities Available-for-Sale — When available, the Company uses quoted market prices to determine the fair value of investment securities available-for-sale; such items are classified as Level 1.  Examples include U.S. treasury securities.  The fair values of other investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  The investment securities valued using such methods are classified as Level 2.

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

For the pooled trust preferred securities, the fair value was derived based on discounted cash flow analyses (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit risk and liquidity risk premium, specific nonperformance, and default experience in the collateral underlying the securities.  Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for credit risk and liquidity risk.  The actual Level 3 unobservable assumption rates used as of September 30, 2014 include: constant prepayment rate, constant default rate, loss severity for deferrals/defaults, and discount margin.

Loans Held for Sale — The Company’s loans held for sale are carried at the lower of cost or fair value. These loans are mainly comprised of student loans.  The fair value of loans held for sale is derived from current market prices and comparative current sales. As such, the Company records any fair value adjustments on a nonrecurring basis. Loans held for sale are classified as Level 2.

Non-covered Impaired Loans — The Company evaluates non-covered impaired loans on a nonrecurring basis.  The fair value of non-covered impaired loans is measured using the market comparables technique.  For commercial real estate loans and commercial and industrial loans, the fair value is based on each loan’s observable market price or the fair value of the collateral less cost to sell, if the loan is collateral dependent.  For residential loans with an unpaid balance below a certain threshold, the Company applies historical loss rates to derive the fair value.  Non-covered impaired loans are classified as Level 3.  The significant unobservable inputs used in the fair value measurement of non-covered impaired loans are liquidation cost, selling cost, and historical loss rate.

Loans, net (includes covered and non-covered) — The fair value of loans is determined based on a discounted cash flow approach considered for an entry price value.  The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics.  No adjustments have been made for changes in credit within any of the loan portfolios.  It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair value valuation of credit for such loans.  Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is classified as Level 3.

Investment in Federal Home Loan Bank Stock and Federal Reserve Bank Stock — The carrying amount approximates fair value. The valuation of these investments is classified as Level 2.  Ownership of these securities is restricted to member banks and the securities do not have a readily determinable fair value.  Purchases and sales of these securities are at par value.

Accrued Interest Receivable — The carrying amount approximates fair value due to the short-term nature of these instruments. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Foreign Exchange Options — The Company entered into foreign exchange option contracts with major investment firms during the year ended December 31, 2010. The settlement amount is determined based upon the performance of the Chinese currency Renminbi (“RMB”) relative to the U.S. Dollar (“USD”) over the 5-year term of the contracts. The performance amount is computed based on the average quarterly value of the RMB compared to the USD as compared to the initial value. The fair value of these derivative contracts is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the foreign exchange options for the nine months ended September 30, 2014. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of the option contracts is classified as Level 3.

Interest Rate Swaps and Caps — The Company enters into interest rate swap and cap contracts with institutional counterparties to hedge against interest rate swap and cap products offered to bank customers. This product allows borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or cap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of interest rate swap contracts is based on a discounted cash flow approach. The counterparty’s credit risk is considered in the valuation of interest rate swaps as of September 30, 2014. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps and caps is classified as Level 2.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations. The Company also enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company assumes minimal foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The fair value is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts for the nine months ended September 30, 2014. The valuation of these contracts is classified as Level 2 due to the observable nature of the inputs used in deriving the fair value.

The Company also enters into long-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. The fair value is determined at each reporting period based on the change in the foreign exchange rate. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the long-term foreign exchange contract for the nine months ended September 30, 2014. The valuation of these contracts is classified as Level 2 due to the observable nature of the inputs used in deriving the fair value.

Customer Deposits — The carrying amount approximates fair value for demand and interest checking deposits, savings deposits, and certain money market deposits as the amounts are payable on demand as of the balance sheet date. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2. For time deposits, the fair value is based on the discounted value of contractual cash flows using the rates offered by the Company. Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is classified as Level 3.

Federal Home Loan Bank Advances — The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for advances with similar remaining maturities at each reporting date. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is classified as Level 2.

Securities Sold Under Repurchase Agreements — For securities sold under repurchase agreements with original maturities of 90 days or less, the carrying amount approximates fair value due to the short-term nature of these instruments. At September 30, 2014 and December 31, 2013, most of the securities sold under repurchase agreements are long-term in nature and the fair values of securities sold under repurchase agreements are calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates, and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is classified as Level 2.

Accrued Interest Payable — The carrying amount approximates fair value due to the short-term nature of these instruments. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Long-Term Debt — The fair value of long-term debt is estimated by discounting the cash flows through maturity based on current market rates the Company would pay for new issuances. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is classified as Level 2.

Derivative Liabilities — The Company’s derivative liabilities fall within Level 3 and Level 2.  The derivatives liabilities are recorded in conjunction with certain certificates of deposit (“host instrument”).  These certificates of deposits pay interest based on changes in the RMB, and are included in interest-bearing deposits on the Company’s consolidated balance sheets.  The fair value of these embedded derivatives is based on the discounted cash flow approach.  The liabilities are divided by the portion under FDIC insurance coverage and the non-insured portion.  For the FDIC insured portion the Company applied a risk premium comparable to an agency security risk premium.  For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on the Company institutional credit rating.  Total credit valuation adjustments on derivative liabilities were $575 thousand for the nine months ended September 30, 2014.   Increases (decreases), if any, of those inputs in isolation would result in a lower (higher) fair value measurement.  The valuation of the derivative liabilities falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.   The actual Level 3 unobservable input used as of September 30, 2014 was a credit risk adjustment.  The Level 2 derivative liabilities are mostly comprised of the offsetting interest rate swaps and caps with other counterparties. Refer to “Interest Rate Swaps and Caps” within this note for complete discussion.

Other Real Estate Owned — The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans receivable, which are recorded at estimated fair value less the cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less the cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. These valuations are reviewed and approved by the Company’s appraisal department, credit review department, or OREO department.  Updated appraisals and evaluations are obtained on a regular basis or at least annually. Further, on a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate.  The Company uses the market comparables valuation technique to measure the fair value of OREO properties.  The significant unobservable input used is the selling cost.  OREO properties are classified as Level 3.

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

NOTE 5 — STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2014, total compensation expense recognized in the consolidated statements of income related to restricted stock awards reduced income before taxes by $3.6 million and $10.4 million, respectively, and net income by $2.1 million and $6.0 million, respectively.

In comparison, during the three and nine months ended September 30, 2013, total compensation expense recognized in the consolidated statements of income related to both stock options and restricted stock awards reduced income before taxes by $3.4 million and $9.3 million, respectively, and net income by $2.0 million and $5.4 million, respectively.

The Company received $323 thousand and $1.5 million during the nine months ended September 30, 2014 and 2013, respectively, in cash proceeds from stock option exercises. The net tax benefit recognized in equity for stock compensation plans was $3.9 million and $3.3 million for the nine months ended, September 30, 2014 and 2013, respectively.

As of September 30, 2014, there are 3,711,498 shares available to be issued, subject to the Company’s 1998 Stock Incentive Plan, as amended.

Stock Options

The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

A summary of activity for the Company’s stock options as of and for the nine months ended September 30, 2014 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Outstanding at beginning of period	406,731	$26.72
Granted	—	—
Exercised	(15,312)	21.09
Expired	(130,514)	38.76
Outstanding at end of period	260,905	$21.03	0.40 years	$3,383
Vested or expected to vest at end of period	260,905	$21.03	0.40 years	$3,383
Exercisable at end of period	260,905	$21.03	0.40 years	$3,383

All outstanding stock options were vested prior to December 31, 2013.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 1) the expected term (estimated period of time outstanding) of stock options granted is estimated using the historical exercise behavior of employees; 2) the expected volatility is based on historical volatility for a period equal to the stock option’s expected term; 3) the expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant; and 4) the risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term. The Company did not issue any stock options during the nine months ended September 30, 2014 and 2013.

The following table presents information related to stock options during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average grant date fair value of stock options granted during the period	N/A	N/A	N/A	N/A
Total intrinsic value of options exercised (in thousands)	$28	$388	$222	$812
Total fair value of options vested (in thousands)	N/A	N/A	N/A	$363

As of March 31, 2013, all stock options were fully vested and all compensation cost related to stock options have been recognized.

Restricted Stock Awards

In addition to stock options, the Company also grants restricted stock awards to directors, officers and employees. The restricted stock awards fully vest after three to five years of continued employment from the date of grant. Some of the awards are also subject to achievement of certain established performance goals. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock when the restrictions are released and the shares are issued. Restricted stock awards are forfeited if officers and employees terminate prior to the lapsing of restrictions or if established performance goals are not achieved. The Company records forfeitures of issued restricted stock as treasury share repurchases.

The following presents a summary of the activity for the Company’s time-based and performance-based restricted stock awards for the nine months ended and as of September 30, 2014:

	September 30, 2014
	Restricted Stock Awards
	Time-Based		Performance-Based
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of period	438,508	$17.79	956,707	$23.74
Granted	29,114	33.32	603,697	36.85
Vested	(170,199)	12.10	(340,866)	23.52
Forfeited	(24,216)	20.28	(45,820)	29.19
Outstanding at end of period	273,207	$22.77	1,173,718	$30.33

Restricted stock awards are valued at the closing price of the Company’s stock on the date the award is granted. The weighted average fair values of time-based restricted stock awards granted during the nine months ended September 30, 2014 and 2013 were $33.32 and $26.61, respectively. The weighted average fair values of performance-based restricted stock awards granted during the nine months ended September 30, 2014 and 2013 were $36.85 and $25.25, respectively. The total fair value of time-based restricted stock awards vested for the three months ended September 30, 2014 and 2013 was $589 thousand and $1.6 million, respectively. The total fair value of time-based restricted stock awards vested for the nine months ended September 30, 2014 and 2013 was $5.9 million and $18.7 million, respectively. The total fair value of performance-based restricted stock awards vested during the three months ended September 30, 2014 and September 30, 2013 were both nominal. The total fair value of performance-based restricted stock awards vested during the nine months ended September 30, 2014 and 2013 was $12.6 million and $4.4 million, respectively.

As of September 30, 2014, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $2.5 million and $25.2 million, respectively. This cost is expected to be recognized over a weighted average period of 2.3 years and 2.1 years, respectively.

NOTE 6 — INVESTMENT SECURITIES

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and fair value by major categories of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
As of September 30, 2014
Investment securities available-for-sale:
U.S. Treasury securities	$605,672	$328	$(2,353)	$603,647
U.S. government agency and U.S. government sponsored enterprise debt securities	416,746	522	(4,287)	412,981
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	125,933	1,188	(1,554)	125,567
Residential mortgage-backed securities	757,637	8,003	(8,058)	757,582
Municipal securities	293,148	5,984	(2,535)	296,597
Other residential mortgage-backed securities:
Investment grade (1)	54,949	665	(356)	55,258
Other commercial mortgage-backed securities:
Investment grade (1)	51,000	127	—	51,127
Corporate debt securities:
Investment grade (1)	211,143	1,127	(1,445)	210,825
Non-investment grade (1)	19,937	802	(2,963)	17,776
Other securities	60,658	1,184	(535)	61,307
Total investment securities available-for-sale	$2,596,823	$19,930	$(24,086)	$2,592,667
As of December 31, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$495,053	$201	$(3,622)	$491,632
U.S. government agency and U.S. government sponsored enterprise debt securities	406,807	242	(12,726)	394,323
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	182,257	1,062	(4,449)	178,870
Residential mortgage-backed securities	892,435	7,729	(14,927)	885,237
Municipal securities	297,390	1,122	(17,533)	280,979
Other residential mortgage-backed securities:
Investment grade (1)	48,129	—	(1,802)	46,327
Other commercial mortgage-backed securities:
Investment grade (1)	51,000	617	—	51,617
Corporate debt securities:
Investment grade (1)	312,726	613	(3,344)	309,995
Non-investment grade (1)	20,668	62	(5,629)	15,101
Other securities	80,025	555	(864)	79,716
Total investment securities available-for-sale	$2,786,490	$12,203	$(64,896)	$2,733,797

(1)             Investment securities rated BBB- or higher by S&P or Baa3 or higher by Moody’s are considered investment grade.  Conversely, investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade.

Declines in the fair value of securities below their cost that are deemed to be other than temporary impairment (OTTI) are recognized in earnings to the extent the impairment is related to credit losses.  The amount of impairment related to factors other than credit losses are reflected in other comprehensive income. As of September 30, 2014, cumulative OTTI credit losses of $115.5 million, primarily related to the pooled trust preferred securities, had been recorded in the fiscal years 2012 and prior.  There were no OTTI losses recorded for the three and nine months ended September 30, 2014 and 2013.  Management does not have the intent to sell and it is more likely than not that the Company will not be required to sell the securities presented in the table above before recovery of the remaining amortized cost.

The following table presents sales of investment securities for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014		2013
		(In thousands)
Proceeds from sales	$43,788	$60,387	$395,630		$386,108
Gross realized gains	2,514	1,084	6,730		12,006
Gross realized losses	—	—	127	(1)	—
Related tax expense	$1,056	$455	$2,773		$5,043

(1)             The gross $127 thousand of losses resulted from the investment securities acquired from MetroCorp which were sold immediately after the acquisition closed.

The following tables present the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of September 30, 2014
Investment securities available-for-sale:
U.S. Treasury securities	$130,631	$(276)	$183,673	$(2,077)	$314,304	$(2,353)
U.S. government agency and U.S. government sponsored enterprise debt securities	108,393	(1,281)	172,113	(3,006)	280,506	(4,287)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	52,082	(655)	28,859	(899)	80,941	(1,554)
Residential mortgage-backed securities	107,182	(616)	326,003	(7,442)	433,185	(8,058)
Municipal securities	5,260	(14)	108,407	(2,521)	113,667	(2,535)
Other residential mortgage-backed securities:
Investment grade	—	—	14,054	(356)	14,054	(356)
Corporate debt securities:
Investment grade	—	—	109,695	(1,445)	109,695	(1,445)
Non-investment grade	—	—	15,180	(2,963)	15,180	(2,963)
Other securities	16,065	(535)	—	—	16,065	(535)
Total investment securities available-for-sale	$419,613	$(3,377)	$957,984	$(20,709)	$1,377,597	$(24,086)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
As of December 31, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$337,248	$(3,622)	$—	$—	$337,248	$(3,622)
U.S. government agency and U.S. government sponsored enterprise debt securities	387,097	(12,726)	—	—	387,097	(12,726)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	114,754	(3,280)	16,065	(1,169)	130,819	(4,449)
Residential mortgage-backed securities	502,285	(10,570)	92,540	(4,357)	594,825	(14,927)
Municipal securities	173,782	(10,765)	47,892	(6,768)	221,674	(17,533)
Other residential mortgage-backed securities:
Investment grade	46,328	(1,802)	—	—	46,328	(1,802)
Corporate debt securities:
Investment grade	193,482	(1,538)	79,442	(1,806)	272,924	(3,344)
Non-investment grade	—	—	14,422	(5,629)	14,422	(5,629)
Other securities	48,098	(864)	—	—	48,098	(864)
Total investment securities available-for-sale	$1,803,074	$(45,167)	$250,361	$(19,729)	$2,053,435	$(64,896)

Unrealized Losses

At each reporting date, the Company examines all individual securities that are in an unrealized loss position for other-than-temporary impairment.  Specific investment related factors, such as the nature of the investments, the severity and duration of the loss, the probability of collecting all amounts due, the analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by various rating agencies, are examined to assess impairment. Additionally, the Company evaluates whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. The Company takes into consideration the financial resources, intent and its overall ability to hold the securities and not be required to sell them until their fair values recover.

The majority of the total unrealized losses related to securities are related to residential agency mortgage-backed securities, government sponsored debt securities and non-investment grade corporate debt securities. As of September 30, 2014, residential agency mortgage-backed securities, government sponsored debt securities and non-investment grade corporate debt securities represented 29%, 16% and 1%, respectively, of the total investment securities available-for-sale portfolio. As of December 31, 2013, residential agency mortgage-backed securities, government sponsored debt securities, and non-investment grade corporate debt securities represented approximately 32%, 14% and 1%, respectively, of the total investment securities available-for-sale portfolio. The unrealized losses on these securities are primarily attributed to yield curve movement, together with the widened liquidity spread and credit spread. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

Management does not have the intent to sell any of the securities presented in the table above and believes that it is more likely than not that the Company will not have to sell any of such securities before a recovery of the amortized cost. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, management believes the impairments detailed in the table above are temporary and no impairment loss has been recorded in the Company’s consolidated statements of income for the three or nine months ended September 30, 2014 or the twelve months ended December 31, 2013.

For complete descriptions of the factors the Company considers when analyzing securities for impairment, see Note 1 (Summary of Operations and Significant Accounting Policies) and Note 5 (Investment Securities) to the consolidated financial statements in the Company’s 2013 Annual Report.

Investment Securities Maturities

The following table presents the scheduled maturities of investment securities as of September 30, 2014:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due within one year	$393,006	$387,737
Due after one year through five years	744,848	745,916
Due after five years through ten years	519,814	521,439
Due after ten years	939,155	937,575
Total investment securities available-for-sale	$2,596,823	$2,592,667

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS AND BALANCE SHEET OFFSETTING

The following table presents the total notional and fair values of the Company’s derivative instruments as of September 30, 2014 and December 31, 2013. The valuation methodology of derivative instruments is disclosed in Note 4 to the Company’s consolidated financial statements.

	Fair Values of Derivative Instruments
	September 30, 2014			December 31, 2013
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets (1)	Liabilities (1)	Amount	Assets (1)	Liabilities (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit—fair value	$135,000	$—	$12,824	$135,000	$—	$16,906
Total derivatives designated as hedging instruments	$135,000	$—	$12,824	$135,000	$—	$16,906
Derivatives not designated as hedging instruments:
Foreign exchange options	$85,614	$6,155	$—	$85,614	$6,290	$—
Embedded derivative liabilities	47,968	—	3,426	51,505	—	3,655
Interest rate swaps and caps	4,677,429	29,170	28,238	3,834,072	28,078	26,352
Foreign exchange contracts	715,209	9,204	9,598	635,428	6,181	3,349
Total derivatives not designated as hedging instruments	$5,526,220	$44,529	$41,262	$4,606,619	$40,549	$33,356

(1)                                     Derivative assets are included in other assets. Derivative liabilities are included in other liabilities and deposits.

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

As of September 30, 2014 and December 31, 2013, the total notional amount of the interest rate swaps on the certificates of deposit was $135.0 million. The fair values of the interest rate swaps were $12.8 million and $16.9 million liability as of September 30, 2014 and December 31, 2013, respectively. During the three and nine months ended September 30, 2014, the Company recognized in interest expense, $226 thousand of expense and $133 thousand of income, respectively, related to hedge ineffectiveness.  During the three and nine months ended September 30, 2013, the Company recognized a net reduction of $514 thousand and $817 thousand, respectively, in interest expense related to hedge ineffectiveness. In addition, the Company recognized a net reduction in interest expense of $1.7 million and $4.5 million, for the three and nine months ended September 30, 2014, related to the net settlements on the derivatives. The Company recognized a net reduction to interest expense of $894 thousand and $1.8 million, respectively, for the three and nine months ended September 30, 2013 related to the net settlement on the derivatives.

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Options — During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against currency exchange rate fluctuations in a certificate of deposit product available to bank customers. This product, which has a term of 5 years, pays interest based on the performance of the RMB relative to the USD. Under ASC 815, a certificate of deposit that pays interest based on changes in currency exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e., the certificate of deposit). In accordance with ASC 815, both the embedded derivative instruments and the freestanding foreign exchange option contracts are recorded at fair value.

As of September 30, 2014 and December 31, 2013, the notional amount of the foreign exchange options was $85.6 million. As of September 30, 2014 and December 31, 2013, the notional amounts of the embedded derivative liabilities were $48.0 million and $51.5 million, respectively.  The fair values of the foreign exchange options and the embedded derivative liabilities for these contracts amounted to a $6.2 million asset and a $3.4 million liability, respectively, as of September 30, 2014. The fair values of the foreign exchange options and embedded derivative liability for these contracts amounted to a $6.3 million asset and a $3.7 million liability, respectively, as of December 31, 2013.

Interest Rate Swaps and Caps — The Company enters into interest rate derivatives including interest rate swaps and caps with its customers thus allowing them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against interest rate risks in offering such products, the Company also enters into mirror interest rate contracts with institutional counterparties.  Thus, the Company does not assume any interest rate risk since the contracts mirror each other. As of September 30, 2014, the total notional amounts of interest rate swaps and caps, including mirror transactions, with institutional counterparties and the Company’s customers totaled to a $2.34 billion asset and a $2.34 billion liability. In comparison, as of December 31, 2013, the total notional amounts of interest rate swaps and caps, including mirror transactions, with institutional counterparties and the Company’s customers totaled to a $1.91 billion asset and a $1.92 billion liability. The interest rate contracts are recorded at fair value.

The fair values of interest rate swap and cap contracts with institutional counterparties and the Company’s customers amounted to a $29.2 million asset and a $28.2 million liability, as of September 30, 2014. The fair values of interest rate swap and cap contracts with institutional counterparties and the Company’s customers amounted to a $28.1 million asset and a $26.4 million liability, as of December 31, 2013.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange forward contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of September 30, 2014 and December 31, 2013, the notional amounts of short-term foreign exchange contracts were $693.2 million and $607.9 million, respectively. The fair values of short-term foreign exchange contracts amounted to an $8.2 million asset and an $8.6 million liability as of September 30, 2014. The fair values of short-term foreign exchange contracts amounted to a $6.0 million asset and a $3.2 million liability as of December 31, 2013.

The Company also enters into long-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. As of September 30, 2014 and December 31, 2013, the notional amount of long-term foreign exchange contracts totaled $22.0 million and $27.5 million, respectively. The fair values of long-term foreign exchange contracts amounted to a $1.0 million asset and a $1.0 million liability, as of September 30, 2014. The fair values of long-term foreign exchange contracts amounted to a $200 thousand asset and a $183 thousand liability, as of December 31, 2013.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013:

	Location in	Three Months Ended		Nine Months Ended
	Consolidated	September 30,		September 30,
	Statements of Income	2014	2013	2014	2013
			(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps on certificates of deposit—fair value	Interest expense	$(1,668)	$(1,481)	$4,082	$(6,196)
	Total net (loss) gain	$(1,668)	$(1,481)	$4,082	$(6,196)
Derivatives not designated as hedging instruments
Foreign exchange options	Noninterest income	$37	$234	$91	$472
Foreign exchange options	Noninterest expense	(5)	7	(2)	13
Interest rate swaps and caps	Noninterest income	272	(968)	(794)	1,112
Foreign exchange contracts	Noninterest income	(597)	2,568	(3,226)	1,806
	Total net (loss) gain	$(293)	$1,841	$(3,931)	$3,403

Credit Risk-Related Contingent Features — The Company has agreements with some of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with some of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. Similarly, the Company could be required to settle its obligations under certain of its agreements if the Company was issued a notice of prompt corrective action.

Balance Sheet Offsetting

Derivatives — The Company has entered into agreements with all counterparty financial institutions, which include master netting agreements.  However, the Company has elected to account for all derivatives with counterparty institutions on a gross basis.

Securities purchased under resale agreements and securities sold under agreements to repurchase — The Company’s securities purchased under resale agreements (“resale agreements”), and securities sold under agreements to repurchase (“repurchase agreements”) are transacted under legally enforceable master repurchase agreements that give the Company, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets repurchase and resale transactions with the same counterparty on the consolidated balance sheet where it has a legally enforceable master netting agreement and when the transactions are eligible for netting under ASC 210-20-45.  Collateral pledged consists of securities which are not netted on the consolidated balance sheet against the related collateralized liability. Collateral accepted includes securities that are not recognized on the consolidated balance sheets. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party, but is usually delivered to and held by third party trustees.

The following tables present the gross derivatives, resale agreements and repurchase agreements in the consolidated balance sheets and for each, the respective collateral received or pledged in the form of other financial instruments, which are generally marketable securities and/or cash. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown.

	As of September 30, 2014
	(In thousands)

			Net Amounts of
		Gross Amounts	Assets Presented	Gross Amounts Not Offset on the
	Gross Amounts	Offset on the	on the	Consolidated Balance Sheets
Assets	of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments		Collateral Received		Net Amount
Derivatives	$17,556	$—	$17,556	$(12,812	)(1)	$(933	)(3)	$3,811
Resale Agreements	$1,675,000	$(200,000)	$1,475,000	$(350,000	)(2)	$(1,092,575	)(4)	$32,425

			Net Amounts of
		Gross Amounts	Liabilities	Gross Amounts Not Offset on the
	Gross Amounts	Offset on the	Presented on the	Consolidated Balance Sheets
Liabilities	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments		Collateral Posted		Net Amount
Derivatives	$42,432	$—	$42,432	$(12,812	)(1)	$(29,607	)(5)	$13
Repurchase Agreements	$1,005,106	$(200,000)	$805,106	$(350,000	)(2)	$(455,106	)(6)	$—

	As of December 31, 2013
	(In thousands)

			Net Amounts of
		Gross Amounts	Assets Presented	Gross Amounts Not Offset on the
	Gross Amounts	Offset on the	on the	Consolidated Balance Sheets
Assets	of Recognized Assets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments		Collateral Received		Net Amount
Derivatives	$16,043	$—	$16,043	$(11,363	)(1)	$(4,680	)(3)	$—
Resale Agreements	$1,400,000	$—	$1,400,000	$(495,000	)(2)	$(905,000	)(4)	$—

			Net Amounts of
		Gross Amounts	Liabilities	Gross Amounts Not Offset on the
	Gross Amounts	Offset on the	Presented on the	Consolidated Balance Sheets
Liabilities	of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments		Collateral Posted		Net Amount
Derivatives	$33,849	$—	$33,849	$(11,363	)(1)	$(22,486	)(5)	$—
Repurchase Agreements	$995,000	$—	$995,000	$(495,000	)(2)	$(500,000	)(6)	$—

(1)       Represents the netting of derivative receivable and payable balance for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)       Includes financial instruments subject to enforceable master netting arrangements that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent an event of default has occurred.

(3)       Represents cash and securities received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $933 thousand of cash collateral received as of September 30, 2014.

(4)       Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

(5)       Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $6.5 million and $187 thousand of cash collateral posted as of September 30, 2014 and December 31, 2013, respectively.

(6)       Represents the fair value of securities the Company has pledged under repurchase agreements, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty.

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

Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Company 80% of eligible losses for both UCB and WFIB with respect to covered assets. For the UCB covered assets, the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The commercial loan and single-family residential mortgage loan shared-loss provisions are in effect for 5 years and 10 years, respectively, from the acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

The shared-loss coverage for the loans acquired from the UCB and WFIB acquisitions end on the fifth anniversary of the shared-loss agreements with the FDIC. Accordingly, the shared-loss coverage of the UCB and WFIB commercial loan shared-loss agreements will end on December 31, 2014 and June 30, 2015, respectively. The loss recovery provisions of the UCB and WFIB commercial loan shared-loss agreements will extend for an additional three years, ending on December 31, 2017 and June 30, 2018, respectively. Additionally, both the shared-loss coverage and loss recovery provisions of the UCB and WFIB residential loan shared-loss agreements are in effect for a 10-year period, ending on November 30, 2019 and June 30, 2020, respectively. Upon expiration of the shared-loss coverage periods, any losses on loans will no longer be shared with the FDIC. However, due to the performance of the covered loan portfolio, the Company does not expect the expiration of the shared-loss coverage to have a material impact.

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate less (ii) the sum of (a) 25% of the asset discount plus (b) 25% of the Cumulative Shared-Loss Payments plus (c) the Cumulative Servicing Amount, if net losses on covered assets subject to the stated threshold are not reached. The Company recorded a liability related to both UCB and WFIB shared-loss agreements of $96.3 million and $74.7 million, respectively, as of September 30, 2014 and December 31, 2013.

The Company’s covered loan portfolio consists of (1) purchased credit-impaired (“PCI”) loans and (2) covered advances drawn down on existing commitment lines, subsequent to the UCB and WFIB acquisition dates (“covered advances”).  PCI covered loans represent acquired loans, which the Company elected to account for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  As of the respective acquisition dates, the UCB and WFIB loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activities. These commitments are covered under the shared-loss agreements.  However, the covered advances are not accounted for under ASC 310-30.

At acquisition, loans were pooled and accounted for at fair value, which represents the discounted value of the expected cash flows of the loan portfolio. Nonaccretable difference represents the Company’s estimate of the expected credit losses, which was considered in determining the fair value of the loans as of the respective acquisition dates. In estimating nonaccretable difference, the Company (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”).  In the determination of contractual cash flows and cash flows expected to be collected, the Company assumed no prepayments on the PCI nonaccrual loan pools since the Company does not anticipate any significant prepayments on credit impaired loans. For the PCI accrual loans for single-family, multifamily and commercial real estate, the Company utilized a recognized third party vendor to obtain prepayment speeds. As the prepayment rates for the construction, land, and commercial and consumer loan pools have historically been low, the Company applied the prepayment assumptions of the current portfolio using internal modeling. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans.

The following table presents the composition of the covered loans as of September 30, 2014 and December 31, 2013:

	September 30,		December 31,
	2014		2013
	(In thousands)
Residential:
Residential single-family	$248,377		$290,095
Residential multifamily	331,451		403,508
Total residential	579,828		693,603
Commercial Real Estate (“CRE”):
Commercial and industrial real estate	773,098		1,103,530
Construction and land	63,691		163,833
Total CRE	836,789		1,267,363
Other Loans:
Commercial business	307,147		426,621
Other consumer	65,375		73,973
Total other loans	372,522		500,594
Total covered loans	1,789,139	(1)	2,461,560	(2)
Covered discount	(148,830)		(265,917)
Net valuation of loans	1,640,309		2,195,643
Allowance for loan losses on covered loans	(3,910)		(7,745)
Total covered loans, net	$1,636,399		$2,187,898
Collectively evaluated for impairment	$290,446	(1)	$320,185	(2)
Acquired with deteriorated credit quality	1,349,863		1,875,458
	$1,640,309		$2,195,643

(1)             Includes $290.4 million of covered advances comprised of $191.1 million, $59.6 million, $27.6 million and $12.1 million of commercial and industrial, commercial real estate, consumer, and residential loans, respectively.

(2)             Includes $320.2 million of covered advances comprised of $230.6 million, $46.7 million, $30.9 million and $12.0 million of commercial and industrial, commercial real estate, consumer and residential loans, respectively.

Credit Quality Indicators

Covered loans acquired are subject to the Company’s internal and external credit review and monitoring. The same credit quality indicators are reviewed for the covered portfolio as the non-covered portfolio, to enable the monitoring of the borrower’s credit and the likelihood of repayment.

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

As of September 30, 2014 and December 31, 2013, the majority of the PCI covered loan portfolio was performing better than expected from the day one valuation. As a result, the Company reduced the nonaccretable difference due to the improved performance of the portfolio.  By decreasing the nonaccretable difference, the overall accretable yield will increase, thus increasing the interest income recognized over the remaining life of the loans. This reduction was primarily due to the lower loss rate and loan paydowns.  However, the Company has experienced some credit deterioration in certain PCI covered loan pools. Based on the Company’s estimates of cash flows expected to be collected, the Company may establish an allowance for the PCI covered pool of loans, with a charge to income through the provision for loan losses, where appropriate.  As of September 30, 2014, the Company has established an allowance of $424 thousand on $64.9 million of PCI covered loans. As of December 31, 2013, an allowance of $2.2 million was established on $129.7 million of PCI covered loans. The allowance balances for both periods were allocated mainly to the PCI covered commercial real estate loans. With respect to the covered advances, losses are estimated collectively for groups of loans with similar characteristics. Refer to Note 9 for a discussion on the Company’s allowance for loan losses methodology.

The following tables present a summary of the activity in the allowance for loan losses on the PCI covered loans and the covered advances for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014					2013
	Covered		PCI Covered			Covered		PCI Covered
	Advances		Loans	Total		Advances		Loans	Total
	(In thousands)
Beginning balance	$3,692		$1,188	$4,880		$7,100		$2,529	$9,629
Provision for (reversal of) loan losses	8,433		(764)	7,669		(772)		(192)	(964)
Charge-offs	(9,360)		—	(9,360)		—		—	—
Recoveries	721		—	721		—		—	—
Ending balance	$3,486	(1)	$424	$3,910		$6,328	(2)	$2,337	$8,665
Ending balance allocated to:
Collectively evaluated for impairment	3,486	(1)	—	3,486	(1)	6,328	(2)	—	6,328	(2)
Acquired with deteriorated credit quality	—		424	424		—		2,337	2,337
Ending balance	$3,486	(1)	$424	$3,910		$6,328	(2)	$2,337	$8,665

	Nine Months Ended September 30,
	2014					2013
	Covered		PCI Covered			Covered		PCI Covered
	Advances		Loans	Total		Advances		Loans	Total
	(In thousands)
Beginning balance	$5,476		$2,269	$7,745		$5,153		$—	$5,153
Provision for (reversal of) loan losses	7,549		(1,845)	5,704		2,511		2,337	4,848
Charge-offs	(10,260)		—	(10,260)		(1,336)		—	(1,336)
Recoveries	721		—	721		—		—	—
Ending balance	$3,486	(1)	$424	$3,910		$6,328	(2)	$2,337	$8,665
Ending balance allocated to:
Collectively evaluated for impairment	3,486	(1)	—	3,486	(1)	6,328	(2)	—	6,328	(2)
Acquired with deteriorated credit quality	—		424	424		—		2,337	2,337
Ending balance	$3,486	(1)	$424	$3,910		$6,328	(2)	$2,337	$8,665

(1)             Allowance for loan losses of $2.4 million, $645 thousand, $232 thousand and $163 thousand are allocated to commercial and industrial, commercial real estate, consumer and residential loans, respectively.

(2)             Allowance for loan losses of $3.7 million, $2.2 million, $376 thousand and $161 thousand are allocated to commercial and industrial, commercial real estate, consumer and residential loans, respectively.

The following tables present the credit risk rating categories for the covered loans by portfolio segments as of September 30, 2014 and December 31, 2013:

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2014
Residential:
Residential single-family	$240,954	$555	$6,868	$—	$248,377
Residential multifamily	296,864	—	34,587	—	331,451
Total residential	537,818	555	41,455	—	579,828
Commercial Real Estate (“CRE”):
Commercial and industrial real estate	658,095	2,790	112,213	—	773,098
Construction and land	23,800	10,057	29,834	—	63,691
Total CRE	681,895	12,847	142,047	—	836,789
Other Loans:
Commercial business	267,073	13,613	26,461	—	307,147
Other consumer	63,931	244	1,200	—	65,375
Total other loans	331,004	13,857	27,661	—	372,522
Total principal balance	$1,550,717	$27,259	$211,163	$—	$1,789,139

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2013
Residential:
Residential single-family	$281,246	$733	$8,116	$—	$290,095
Residential multifamily	373,024	785	29,699	—	403,508
Total residential	654,270	1,518	37,815	—	693,603
Commercial Real Estate (“CRE”):
Commercial and industrial real estate	857,376	27,851	211,835	6,468	1,103,530
Construction and land	41,847	9,472	111,616	898	163,833
Total CRE	899,223	37,323	323,451	7,366	1,267,363
Other Loans:
Commercial business	378,086	4,635	43,797	103	426,621
Other consumer	72,053	128	1,792	—	73,973
Total other loans	450,139	4,763	45,589	103	500,594
Total principal balance	$2,003,632	$43,604	$406,855	$7,469	$2,461,560

Credit Risk and Concentration

At each respective acquisition date, the covered loans were grouped into pools of loans with similar characteristics and risk factors per ASC 310-30. The pools were first developed based on loan categories and performance status. As of September 30, 2014 and December 31, 2013, UCB covered loans comprised approximately 93% of total covered loans. In respect of the UCB acquisition, the loans were further segregated among the former UCB domestic, Hong Kong and China portfolios, representing three general geographic regions. The Company evaluated the make-up of geographic regions within the construction, land, and multi-family loan portfolios and further segregated these pools into distressed and non-distressed regions, based on the Company’s historical experience with real estate loans within the non-covered portfolio. As of the UCB acquisition date, 64%, 10% and 11% of the UCB portfolio were located in California, Hong Kong and New York, respectively. This assessment was factored into the day one valuation and discount applied to the loans. As such, geographic concentration risk is considered in the covered loan discount.

Covered Nonperforming Assets

The following table presents the Company’s covered nonperforming assets as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In thousands)
Covered nonaccrual loans(1) (2) (3)	$79,980	$126,895
Other real estate owned covered, net	7,433	21,373
Total covered nonperforming assets	$87,413	$148,268

(1)             Covered nonaccrual loans include loans that meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30.  All losses on covered loans are 80% reimbursed by the FDIC.

(2)             Net of discount.

(3)          Includes $9.2 million and $17.7 million of covered advances as of September 30, 2014 and December 31, 2013, respectively; and $70.8 million and $109.2 million of PCI loans as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, there were no accruing covered loans that were past due 90 days or more.

Troubled Debt Restructurings

The following table presents the Company’s troubled debt restructurings related to covered loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$60,024	$120,248	$116,007	$157,736
Additions	477	3,453	1,264	29,246
Transfers to covered OREO	—	—	(1,230)	—
Charge-offs	—	—	(1,323)	(7,466)
Paydowns/ Reductions	(13,960)	(4,839)	(68,177)	(60,654)
Balance at end of period	$46,541	$118,862	$46,541	$118,862

Covered Other Real Estate Owned (“OREO”)

Covered OREO balances were $7.4 million and $21.4 million, net of valuation adjustments of $1.1 million and $2.4 million as of September 30, 2014 and December 31, 2013, respectively. Approximately 47%, 15% and 13% of the covered OREO were located in Washington, Wyoming and Georgia, respectively, as of September 30, 2014.  Approximately 31% of covered OREO were each located in California and Massachusetts as of December 31, 2013.  During the nine months ended September 30, 2014, 15 properties with an aggregate carrying value of $25.0 million were added through foreclosure. During the nine months ended September 30, 2014, the Company sold 21 covered OREO properties for total proceeds of $42.9 million resulting in a total net gain on sale of $5.0 million.

Accretable Yield

The following table presents the changes in the accretable yield for the PCI covered loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$387,127	$458,717	$461,545	$556,986
Additions	—	—	—	—
Accretion	(51,296)	(100,596)	(176,600)	(267,035)
Changes in expected cash flows	10,563	122,140	61,449	190,310
Balance at end of period	$346,394	$480,261	$346,394	$480,261

The excess cash flows expected to be collected over the initial fair value of the PCI loans is referred to as the accretable yield and is accreted into interest income using an effective yield method over the remaining life of the acquired loans. The accretable yield will change due to:

•            estimate of the remaining life of acquired loans which may change the amount of future interest income;

•            estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

•            indices for acquired loans with variable rates of interest.

During the three months ended September 30, 2014, the estimated amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference) was reduced as the losses on certain loan pools were evaluated and determined to be lower than expected. As a result of the reduction in the nonaccretable yield, the accretable yield increased, as did the amortization of the FDIC indemnification asset. Consequently, $11.6 million and $50.2 million were reclassified from nonaccretable yield to accretable yield due to changes in loss rate assumptions for the three and nine months ended September 30, 2014. In comparison, $113.9 million and $153.5 million were reclassified from nonaccretable yield to accretable yield due to changes in loss rate assumptions for the three and nine months ended September 30, 2013. Due to ongoing improvement in credit quality of the remaining covered loans, the accrued liability to the FDIC increased during the three months ended September 30, 2014.

From December 31, 2013 to September 30, 2014, excluding scheduled principal payments, a total of $524.5 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income of $73.9 million related to payoffs and removals offset by charge-offs was recorded.

From December 31, 2012 to September 30, 2013, excluding scheduled principal payments, a total of $560.6 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income of $130.7 million related to payoffs and removals offset by charge-offs was recorded.

FDIC Indemnification Asset/(Payable to FDIC, net)

Due to the improved credit performance of the covered loan portfolio, the expected reimbursement from the FDIC under the shared-loss agreements has decreased.  The Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset, in line with the improved accretable yield as discussed above.  In prior periods, due to the estimated losses from the covered portfolio and the corresponding expected payments from the FDIC, the Company recorded an FDIC indemnification asset.  As of June 30, 2014, due to the ongoing improvement in credit quality of the covered portfolio, the Company recorded a net liability to the FDIC.  As of September 30, 2014, the net liability to the FDIC was $64.5 million compared to a net asset of $145.0 million as of September 30, 2013.  The following table presents a summary of the FDIC indemnification asset/(net payable to FDIC) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$(24,337)	$219,942	$74,708	$316,313
Amortization	(28,175)	(39,109)	(85,968)	(60,491)
Reductions (1)	(5,676)	(20,606)	(31,629)	(72,661)
Estimate of FDIC repayment (2)	(6,272)	(15,193)	(21,571)	(38,127)
Balance at end of period	$(64,460)	$145,034	$(64,460)	$145,034

(1)          Reductions relate to charge-offs, partial prepayments, loan payoffs and loan sales which result in a corresponding reduction of the indemnification asset.

(2)          This represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC shared-loss agreements, due to lower thresholds of losses.

FDIC Receivable

As of September 30, 2014, the FDIC shared-loss receivable was $17.8 million as compared to $30.3 million as of December 31, 2013. This receivable represents current reimbursable amounts from the FDIC, under the FDIC shared-loss agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan related expenses and OREO-related expenses. Consequently, 100% of the loan related and OREO expenses are recorded as noninterest expense, 80% of reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when the Company receives payment from the FDIC as well as when recoveries occur. The FDIC shared-loss receivable is included in other assets on the consolidated balance sheet.

The following table presents a summary of the activity in the FDIC receivable for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$15,747	$47,125	$30,261	$73,091
Net addition (reduction) due to recovery or eligible expense/loss	443	467	(11,671)	16,995
Payments to (received from) the FDIC	1,613	(9,396)	(787)	(51,890)
Balance at end of period	$17,803	$38,196	$17,803	$38,196

NOTE 9 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of loans receivable, excluding covered loans (“non-covered loans”) as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In thousands)
Residential:
Single-family	$3,472,725	$3,192,875
Multifamily	1,176,570	992,434
Total residential	4,649,295	4,185,309
Commercial Real Estate (“CRE”):
Income producing	5,463,209	4,301,030
Construction	287,341	140,186
Land	198,800	143,861
Total CRE	5,949,350	4,585,077
Commercial and Industrial (“C&I”):
Commercial business	6,539,640	4,637,056
Trade finance	744,018	723,137
Total C&I	7,283,658	5,360,193
Consumer:
Student loans	93,179	679,220
Other consumer	1,376,074	868,518
Total consumer	1,469,253	1,547,738
Total non-covered loans (1)	19,351,556	15,678,317
Unearned fees, premiums, and discounts, net	(5,171)	(23,672)
Allowance for loan losses on non-covered loans	(249,268)	(241,930)
Non-covered loans, net	$19,097,117	$15,412,715

(1)             Loans net of ASC 310-30 discount.

Accrued interest on covered and non-covered loans receivable amounted to $72.8 million and $94.5 million as of September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, covered and non-covered loans receivable totaling $13.94 billion and $10.57 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

The Company offers adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas.  The Company offers ARM single-family loan programs with one-year or three-year initial fixed periods.  The Company offered in 2013 and prior years, a low documentation program for single family residential loans.  These loans require a large down payment and a low loan to value ratio, typically 60% or less.  These loans have historically experienced low delinquency and default rates.  A majority of the single family residential loan originations in 2013 were originated under this program.  In 2014, this program was modified to require not only a large down payment, but additional income or asset information to determine the borrower’s ability to repay.  The Company originated $316.8 million and $586.8 million in new residential single-family loans during the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, the Company originated $728.3 million and $1.26 billion, respectively, in new residential single-family loans.

The Company also offers ARM home equity lines of credit (“HELOC”) secured by one-to-four unit residential properties located in its primary lending areas.  The program is a low documentation program that requires low loan to value ratios, typically 60% or less.  These loans have historically experienced low delinquency and default rates. The Company originated $217.0 million and $320.6 million in new HELOCs during the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company originated $710.3 million and $605.2 million, respectively, in new HELOCs.

In addition, the Company offers ARM multifamily loan programs that have six-month or three-year initial fixed periods. The Company originated $76.8 million and $90.0 million in new multifamily residential loans during the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, the Company originated $231.5 million and $194.2 million, respectively, in new multifamily residential loans.  In addition to residential lending, the Company’s lending activities also include CRE, commercial and industrial, and consumer lending.  The Company’s CRE lending activities include loans to finance income-producing properties, construction and land loans.  The Company’s C&I lending activities include commercial business financing for small and middle-market businesses in a wide spectrum of industries.  Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, Small Business Administration (“SBA”) loans and lease financing.  The Company also offers a variety of international trade finance services and products, including letters of credit, revolving lines of credit, import loans, bankers’ acceptances, working capital lines, domestic purchase financing and pre-export financing.  Consumer loans are primarily comprised of fully guaranteed student loans, home equity lines of credit, auto loans and insurance premium financing loans.

All of the loans that the Company originates are subject to its underwriting guidelines and loan origination standards. Management believes that the Company’s underwriting criteria and procedures adequately consider the unique risks which may come from these products. The Company conducts a variety of quality control procedures and periodic audits to ensure compliance with its origination standards, including criteria for lending and legal requirements.

Credit Risk and Concentrations — The Company has a concentration of real estate loans in California.  As of September 30, 2014, the Company had $5.95 billion in non-covered commercial real estate loans and $4.65 billion in non-covered residential loans, of which approximately 80% are secured by real properties located in California.  Deterioration in the real estate market generally, including residential and commercial real estate, could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance loans relate to trade with Asian countries and the majority of the Company’s loans are made to borrowers domiciled in the United States.  A substantial portion of this business involves California based customers engaged in import and export activities.  The Company also offers export-import financing to various domestic and foreign customers. Certain trade finance loans may be guaranteed by the Export-Import Bank of the United States or the Export-Import Bank of China.

Purchased Loans — During the nine months ended September 30, 2014, the Company purchased approximately $108.9 million of loans, the majority of which were student loans guaranteed by the U.S. Department of Education.

Acquired Loans — In January 2014, the Company acquired $1.19 billion of loans through its acquisition of MetroCorp, as discussed in Note 3 of the Company’s consolidated financial statements.  As of the acquisition date, approximately 6% of the acquired loans were credit impaired and accounted for in accordance with ASC 310-30. As of September 30, 2014, there were $55.5 million PCI loans acquired from MetroCorp.

Loans Held for Sale — Loans held for sale totaled $239.6 million and $205.0 million as of September 30, 2014 and December 31, 2013, respectively. Loans held for sale are recorded at the lower of cost or fair value. Fair value is derived from current market prices. As of September 30, 2014, all of the loans held for sale were student loans, which are guaranteed by the U.S. Department of Education.  There was no loans receivable reclassified to loans held for sale during the three months ended September 30, 2014. During the nine months ended September 30, 2014, $460.8 million of net loans receivable were reclassified to loans held for sale. These loans were purchased by the Company with the intent to be held for investment; however, subsequent to their purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. Proceeds from sales of loans held for sale were $232.0 million and $558.3 million for the three months and nine months ended September 30, 2014, respectively, resulting in net gains of $6.2 million and $14.7 million, respectively. Proceeds from sales of loans held for sale were $6.3 million for the nine months ended September 30, 2013, resulting in net gains of $1 thousand.  There were no sales of loans held for sale for the three months ended September 30, 2013.

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

The following tables present the credit risk rating categories for non-covered loans by portfolio segment as of September 30, 2014 and December 31, 2013:

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2014
Residential:
Single-family	$3,449,646	$5,169	$17,910	$—	$3,472,725
Multifamily	1,114,395	5,149	57,026	—	1,176,570
CRE:
Income producing	5,186,262	72,725	203,445	777	5,463,209
Construction	274,293	6,160	6,888	—	287,341
Land	175,033	6,378	17,389	—	198,800
C&I:
Commercial business	6,264,128	157,768	117,215	529	6,539,640
Trade finance	707,963	19,999	16,056	—	744,018
Consumer:
Student loans	88,786	1,048	3,345	—	93,179
Other consumer	1,372,700	913	2,461	—	1,376,074
Total	$18,633,206	$275,309	$441,735	$1,306	$19,351,556

		Special
	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2013
Residential:
Single-family	$3,167,337	$8,331	$17,207	$—	$3,192,875
Multifamily	923,697	1,634	67,103	—	992,434
CRE:
Income producing	4,032,269	56,752	212,009	—	4,301,030
Construction	127,138	6,160	6,888	—	140,186
Land	116,000	9,304	18,557	—	143,861
C&I:
Commercial business	4,400,847	92,315	143,894	—	4,637,056
Trade finance	681,345	22,099	19,693	—	723,137
Consumer:
Student loans	677,094	445	1,681	—	679,220
Other consumer	865,752	244	2,522	—	868,518
Total	$14,991,479	$197,284	$489,554	$—	$15,678,317

Nonaccrual and Past Due Loans

The following tables below present an aging analysis of the Company’s non-covered loans and loans held for sale, segregated by portfolio segment, as of September 30, 2014 and December 31, 2013:

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual
	Loans	Loans	Accruing	Loans Less	Loans	Total	Current
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Nonaccrual	Accruing
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
September 30, 2014
Residential:
Single-family	$5,916	$1,502	$7,418	$2,839	$7,899	$10,738	$3,454,569	$3,472,725
Multifamily	6,166	—	6,166	12,110	12,690	24,800	1,145,604	1,176,570
CRE:
Income producing	14,900	11,044	25,944	27,719	21,058	48,777	5,388,488	5,463,209
Construction	—	—	—	—	6,888	6,888	280,453	287,341
Land	1,119	—	1,119	1,266	2,513	3,779	193,902	198,800
C&I:
Commercial business	29,696	4,474	34,170	6,983	19,794	26,777	6,478,693	6,539,640
Trade finance	750	—	750	111	32	143	743,125	744,018
Consumer:
Student loans	1,350	1,048	2,398	—	3,310	3,310	87,471	93,179
Other consumer	2,576	549	3,125	118	390	508	1,372,441	1,376,074
Loans held for sale	—	—	—	—	—	—	239,649	239,649
Total (1)	$62,473	$18,617	$81,090	$51,146	$74,574	$125,720	$19,384,395	19,591,205
Unearned fees, premiums and discounts, net								(5,171)
Total recorded investment in non-covered loans and loans held for sale								$19,586,034

(1) Loans net of ASC 310-30 discount.

	Accruing	Accruing	Total	Nonaccrual	Nonaccrual
	Loans	Loans	Accruing	Loans Less	Loans	Total	Current
	30-59 Days	60-89 Days	Past Due	Than 90 Days	90 or More	Nonaccrual	Accruing
	Past Due	Past Due	Loans	Past Due	Days Past Due	Loans	Loans	Total
	(In thousands)
December 31, 2013
Residential:
Single-family	$4,694	$922	$5,616	$—	$11,218	$11,218	$3,176,041	$3,192,875
Multifamily	8,580	531	9,111	19,661	7,972	27,633	955,690	992,434
CRE:
Income producing	12,746	1,798	14,544	13,924	22,549	36,473	4,250,013	4,301,030
Construction	—	—	—	—	6,888	6,888	133,298	140,186
Land	—	—	—	265	3,223	3,488	140,373	143,861
C&I:
Commercial business	3,428	6,259	9,687	6,437	15,486	21,923	4,605,446	4,637,056
Trade finance	—	—	—	—	909	909	722,228	723,137
Consumer:
Student loans	541	445	986	—	1,681	1,681	676,553	679,220
Other consumer	293	1	294	175	1,263	1,438	866,786	868,518
Loans held for sale	—	—	—	—	—	—	204,970	204,970
Total	$30,282	$9,956	$40,238	$40,462	$71,189	$111,651	$15,731,398	15,883,287
Unearned fees, premiums and discounts, net								(23,672)
Total recorded investment in non-covered loans and loans held for sale								$15,859,615

Loans 90 or more days past due are generally placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent troubled debt restructurings, are also placed on nonaccrual status.

Troubled debt restructurings

A troubled debt restructuring (“TDR”) is a modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a below-market change in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged-off. The A/B note balance is comprised of the A note balance only. A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, the loan is not impaired based on the terms specified by the restructuring agreement and has demonstrated a period of sustained performance under the modified terms.

TDRs may be designated as performing or nonperforming.  A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms.  The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms.  A loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments.  The Company had $67.2 million and $71.8 million in total performing restructured loans as of September 30, 2014 and December 31, 2013, respectively.  Nonperforming restructured loans were $22.4 million and $11.1 million as of September 30, 2014 and December 31, 2013, respectively.  Included as TDRs were $2.9 million and $4.3 million of performing A/B notes as of September 30, 2014 and December 31, 2013, respectively.

The following tables summarize new TDR modifications on the non-covered loan portfolio and include the financial effects of these modifications for the periods presented:

	Loans Modified as TDRs During the Three Months Ended September 30,
	2014				2013
		Pre-Modification	Post-Modification			Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)	Contracts	Investment	Investment (1)	Impact (2)
	($ in thousands)
Residential:
Single-family	2	$1,474	$1,473	$—	—	$—	$—	$—
Multifamily	—	$—	$—	$—	—	$—	$—	$—
CRE:
Income producing	—	$—	$—	$—	1	$119	$117	$117
Construction	—	$—	$—	$—	—	$—	$—	$—
Land	—	$—	$—	$—	—	$—	$—	$—
C&I:
Commercial business	1	$54	$54	$10	2	$14,311	$14,310	$4,255
Trade finance	1	$190	$111	$14	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—	—	$—	$—	$—
Other consumer	1	$509	$504	$—	—	$—	$—	$—

	Loans Modified as TDRs During the Nine Months Ended September 30,
	2014				2013
		Pre-Modification	Post-Modification			Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Financial	of	Recorded	Recorded	Financial
	Contracts	Investment	Investment (1)	Impact (2)	Contracts	Investment	Investment (1)	Impact (2)
	($ in thousands)
Residential:
Single-family	9	$11,454	$8,356	$—	—	$—	$—	$—
Multifamily	1	$2,513	$2,832	$—	1	$1,093	$1,082	$—
CRE:
Income producing	2	$5,318	$5,193	$—	5	$23,286	$18,722	$219
Construction	—	$—	$—	$—	—	$—	$—	$—
Land	—	$—	$—	$—	—	$—	$—	$—
C&I:
Commercial business	8	$2,940	$2,167	$1,821	6	$15,556	$15,518	$4,341
Trade finance	1	$190	$111	$14	—	$—	$—	$—
Consumer:
Student loans	—	$—	$—	$—	—	$—	$—	$—
Other consumer	1	$509	$504	$—	1	$651	$644	$—

(1)                 Includes subsequent payments after modification and reflects the balance as of September 30, 2014 and September 30, 2013.

(2)                 The financial impact includes charge-offs and specific reserves recorded at modification date.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the Company’s recovery.  Residential TDRs were restructured through extensions, principal deferments, principal and interest reductions, and other modified terms, for a total of $11.2 million as of September 30, 2014.  Commercial real estate TDRs were restructured through principal and interest reductions and principal deferments, for a total of $5.2 million as of September 30, 2014.  Commercial and industrial TDRs were restructured through extensions, principal deferment, principal and interest reductions, and other modified terms, for a total of $2.3 million as of September 30, 2014.  Consumer TDRs were restructured through other modified terms for a total of $504 thousand as of September 30, 2014.  These modifications had an impact of a reduction or deferment of principal and/or interest collected over the life of the loan, and/or an extended time period of collection of principal and/or interest.

Residential TDRs modified using A/B note splits totaled $1.1 million as of September 30, 2013.  Commercial real estate TDRs were primarily modified through A/B note splits, forbearance of payments and principal and/or interest deferment for a total of $18.7 million as of September 30, 2013.  Modifications of commercial and industrial TDRs were restructured through extensions, principal and interest reduction, for a total of $15.5 million as of September 30, 2013.  Consumer TDRs were restructured through maturity extensions for a total of $644 thousand as of September 30, 2013.

Performing TDRs at September 30, 2014 were comprised of $19.7 million in residential loans, $30.1 million in commercial real estate loans, $16.1 million in commercial and industrial loans, and $1.3 million in consumer loans.  Performing TDRs at December 31, 2013 were comprised of $37.6 million in commercial real estate loans, $17.4 million in residential loans, $16.7 million in commercial and industrial loans and $108 thousand in consumer loans.  Nonperforming TDRs at September 30, 2014 were comprised of $9.1 million in residential loans, $8.3 million in commercial real estate loans, $5.0 million in commercial and industrial loans and no consumer loans.  Nonperforming TDRs at December 31, 2013 were comprised of $3.6 million in residential loans, $3.4 million in commercial real estate loans, $3.5 million in commercial and industrial loans, and $639 thousand in consumer loans.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days is considered to have defaulted.  The following table provides information for loans modified as TDRs within the previous 12 months that have subsequently defaulted for the three and nine months ended and as of September 30, 2014 and 2013:

Loans Modified as TDRs that Subsequently Defaulted
During the Three Months Ended September 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
($ in thousands)
Residential:
Single-family	—	$—	—	$—
Multifamily	—	$—	—	$—
CRE:
Income producing	—	$—	—	$—
Construction	—	$—	—	$—
Land	—	$—	—	$—
C&I:
Commercial business	1	$967	—	$—
Trade finance	—	$—	—	$—
Consumer:
Student loans	—	$—	—	$—
Other consumer	—	$—	—	$—

Loans Modified as TDRs that Subsequently Defaulted
During the Nine Months Ended September 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
($ in thousands)
Residential:
Single-family	—	$—	2	$2,830
Multifamily	—	$—	—	$—
CRE:
Income producing	—	$—	—	$—
Construction	—	$—	—	$—
Land	—	$—	—	$—
C&I:
Commercial business	1	$967	2	$500
Trade finance	—	$—	—	$—
Consumer:
Student loans	—	$—	—	$—
Other consumer	—	$—	—	$—

TDRs are included in the impaired loan quarterly valuation allowance process.  See sections below on Impaired Loans and Allowance for Loan Losses for the complete discussion.  All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs.  The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR.  For all portfolio segments of delinquent TDRs, when the restructured loan is uncollectible and its fair value is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses.  If the loan is a performing TDR, the deficiency is included in the specific allowance, as appropriate.  As of September 30, 2014, the allowance for loan losses associated with TDRs was $16.0 million for performing TDRs and $2.4 million for nonperforming TDRs. As of December 31, 2013, the allowance for loan losses associated with TDRs was $13.0 million for performing TDRs and $836 thousand for nonperforming TDRs.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the original contractual terms of the loan agreement. The Company’s loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories. Classified loans (graded Substandard or Doubtful) in the heterogeneous category are selected and evaluated for impairment on an individual basis. The Company considers loans individually reviewed to be impaired if, based on current information and events, it is probable the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. When the value of an impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged-off against the allowance for loan losses. Impaired loans exclude the homogenous consumer loan portfolio which is evaluated collectively for impairment. Impaired loans include non-covered loans held for investment on nonaccrual status, regardless of the collateral coverage, and loans modified in a TDR.

At September 30, 2014 and December 31, 2013, impaired non-covered loans totaled $176.7 million and $183.5 million, respectively. Impaired non-covered loans as of September 30, 2014 and December 31, 2013 are presented in the following tables:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment (1)	Allowance
	(In thousands)
As of September 30, 2014
Residential:
Single-family	$20,954	$12,697	$6,911	$19,608	$413
Multifamily	37,873	20,610	14,899	35,509	1,467
CRE:
Income producing	70,152	45,456	16,496	61,952	2,349
Construction	6,888	6,888	—	6,888	—
Land	13,334	2,860	5,649	8,509	1,931
C&I:
Commercial business	50,191	7,909	34,713	42,622	20,750
Trade finance	368	—	363	363	47
Consumer:
Other consumer	1,261	1,153	108	1,261	1
Total	$201,021	$97,573	$79,139	$176,712	$26,958

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment (1)	Allowance
	(In thousands)
As of December 31, 2013
Residential:
Single-family	$15,814	$13,585	$1,588	$15,173	$207
Multifamily	43,821	30,899	10,215	41,114	1,339
CRE:
Income producing	73,777	39,745	25,523	65,268	5,976
Construction	6,888	6,888	—	6,888	—
Land	17,390	4,372	7,908	12,280	2,082
C&I:
Commercial business	48,482	10,850	27,487	38,337	13,787
Trade finance	2,771	438	752	1,190	752
Consumer:
Student loans	1,749	1,681	—	1,681	—
Other consumer	1,945	1,546	—	1,546	—
Total	$212,637	$110,004	$73,473	$183,477	$24,143

(1)          Excludes $9.2 million and $17.7 million of covered non-accrual loans at September 30, 2014 and December 31, 2013, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

The following tables provide the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
	Average recorded investment	Recognized interest income (1)	Average recorded investment	Recognized interest income (1)	Average recorded investment	Recognized interest income (1)	Average recorded investment	Recognized interest income (1)
	(In thousands)				(In thousands)
Residential:
Single-family	$19,668	$87	$13,131	$37	$19,372	$263	$13,464	$117
Multifamily	35,547	177	43,452	224	35,610	529	43,465	680
CRE:
Income producing	62,973	273	64,130	406	64,820	940	68,336	2,113
Construction	6,888	—	6,888	—	6,888	—	6,888	—
Land	8,581	75	12,943	124	8,676	224	13,049	371
C&I:
Commercial business	42,832	207	38,604	200	42,403	619	42,612	564
Trade finance	363	4	1,088	4	383	12	2,029	8
Consumer:
Student loans	—	—	1,076	—	—	—	869	—
Other consumer	1,264	12	1,516	7	1,259	35	1,553	21
Total impaired loans (excluding PCI)	$178,116	$835	$182,828	$1,002	$179,411	$2,622	$192,265	$3,874

(1)          Includes interest recognized on accruing TDRs.  Interest payments received on nonaccrual loans are generally reflected as a reduction of principal and not as interest income.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Company’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. The Residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are the global cash flows of the borrowers and guarantors, and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of home equity lines of credit, for which the predominant risk characteristic is the real estate collateral securing the loans.

The Company’s methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations. The migration model examines pools of loans having similar characteristics and analyzes their loss rates over a historical period. The Company assigns loss rates to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be entirely indicative of the actual or inherent loss potential. As such, the Company utilizes qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations. Qualitative and environmental factors are reflected as percentage adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance for each loan pool.

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

The following tables present a summary of the activity in the allowance for loan losses on non-covered loans for the three and nine months ended September 30, 2014 and 2013:

	Residential	CRE	C&I	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2014
Beginning balance	$45,783	$60,600	$128,479	$11,606	$—	$246,468
(Reversal of) provision for loan losses	(835)	(16)	8,406	624	(623)	7,556
Provision allocation for unfunded loan commitments and letters of credit	—	—	—	—	623	623
Charge-offs	(8)	(1,522)	(6,693)	(134)	—	(8,357)
Recoveries	95	259	2,621	3	—	2,978
Net recoveries/(charge-offs)	87	(1,263)	(4,072)	(131)	—	(5,379)
Ending balance	$45,035	$59,321	$132,813	$12,099	$—	$249,268
Ending balance allocated to:
Individually evaluated for impairment	$1,880	$4,280	$20,797	$1	$—	$26,958
Collectively evaluated for impairment	43,155	54,751	112,016	12,098	—	222,020
Acquired with deteriorated credit quality	—	290	—	—	—	290
Ending balance	$45,035	$59,321	$132,813	$12,099	$—	$249,268

	Residential	CRE	C&I	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2013
Beginning balance	$47,337	$72,830	$105,376	$7,937	$—	$233,480
Provision for (reversal of) loan losses	3,402	(3,169)	(594)	1,451	3,445	4,535
Provision allocation for unfunded loan commitments and letters of credit	—	—	—	—	(3,445)	(3,445)
Charge-offs	(432)	(574)	(1,387)	(6)	—	(2,399)
Recoveries	469	270	1,243	83	—	2,065
Net recoveries/(charge-offs)	37	(304)	(144)	77	—	(334)
Ending balance	$50,776	$69,357	$104,638	$9,465	$—	$234,236
Ending balance allocated to:
Individually evaluated for impairment	$809	$6,045	$10,439	$—	$—	$17,293
Collectively evaluated for impairment	49,967	63,312	94,199	9,465	—	216,943
Ending balance	$50,776	$69,357	$104,638	$9,465	$—	$234,236

	Residential	CRE		C&I	Consumer	Unallocated	Total
	(In thousands)
Nine Months Ended September 30, 2014
Beginning balance	$50,717	$64,677		$115,184	$11,352	$—	$241,930
(Reversal of) provision for loan losses	(5,625)	(3,839)		32,621	876	421	24,454
Provision allocation for unfunded loan commitments and letters of credit	—	—		—	—	(421)	(421)
Charge-offs	(351)	(3,156	)(1)	(18,917)	(139)	—	(22,563)
Recoveries	294	1,639		3,925	10	—	5,868
Net charge-offs	(57)	(1,517)		(14,992)	(129)	—	(16,695)
Ending balance	$45,035	$59,321		$132,813	$12,099	$—	$249,268
Ending balance allocated to:
Individually evaluated for impairment	$1,880	$4,280		$20,797	$1	$—	$26,958
Collectively evaluated for impairment	43,155	54,751		112,016	12,098	—	222,020
Acquired with deteriorated credit quality	—	290		—	—	—	290
Ending balance	$45,035	$59,321		$132,813	$12,099	$—	$249,268

	Residential	CRE	C&I	Consumer	Unallocated	Total
	(In thousands)
Nine Months Ended September 30, 2013
Beginning balance	$49,349	$69,856	$105,376	$4,801	$—	$229,382
Provision for loan losses	1,180	223	3,347	5,003	2,297	12,050
Provision allocation for unfunded loan commitments and letters of credit	—	—	—	—	(2,297)	(2,297)
Charge-offs	(1,293)	(2,341)	(6,464)	(1,217)	—	(11,315)
Recoveries	1,540	1,619	2,379	878	—	6,416
Net recoveries/(charge-offs)	247	(722)	(4,085)	(339)	—	(4,899)
Ending balance	$50,776	$69,357	$104,638	$9,465	$—	$234,236
Ending balance allocated to:
Individually evaluated for impairment	$809	$6,045	$10,439	$—	$—	$17,293
Collectively evaluated for impairment	49,967	63,312	94,199	9,465	—	216,943
Ending balance	$50,776	$69,357	$104,638	$9,465	$—	$234,236

(1)             Includes charge-off of $523 thousand relating to PCI loans acquired from MetroCorp.

The Company’s recorded investments in total non-covered loans receivable as of September 30, 2014 and December 31, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology is as follows:

	Residential	CRE	C&I	Consumer	Total
	(In thousands)
September 30, 2014
Individually evaluated for impairment	$55,117	$77,349	$42,985	$1,261	$176,712
Collectively evaluated for impairment	4,592,862	5,819,505	7,238,997	1,467,992	19,119,356
Acquired with deteriorated credit quality	1,316	52,496	1,676	—	55,488
Ending balance	$4,649,295	$5,949,350	$7,283,658	$1,469,253	$19,351,556

	Residential	CRE	C&I	Consumer	Total
	(In thousands)
December 31, 2013
Individually evaluated for impairment	$56,287	$84,436	$39,527	$3,227	$183,477
Collectively evaluated for impairment	4,129,022	4,500,641	5,320,666	1,544,511	15,494,840
Ending balance	$4,185,309	$4,585,077	$5,360,193	$1,547,738	$15,678,317

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of September 30, 2014 and December 31, 2013, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $11.6 million and $11.3 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.23 billion and $1.35 billion at September 30, 2014 and December 31, 2013, respectively. These represent loans that have either been sold or securitized for which the Company continues to provide servicing or has limited recourse. The majority of these loans are residential and commercial and industrial as of September 30, 2014 and residential and CRE as of December 31, 2013. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions, $2.4 million and $3.2 million pertain to loans that were sold or securitized with recourse as of September 30, 2014 and December 31, 2013, respectively. For complete discussion and disclosure see Note 12 to the Company’s consolidated financial statements.

Accretable Yield

The following table summarizes the changes in the accretable yield for the PCI loans acquired from MetroCorp for the three and nine months ended September 30, 2014:

	Three Months Ended	Nine Months Ended
	September 30, 2014
	(In thousands)
Balance at beginning of period	$5,767	$—
Additions	—	6,745
Accretion	(1,228)	(3,493)
Changes in expected cash flows	669	1,956
Balance at end of period	$5,208	$5,208

NOTE 10 — AFFORDABLE HOUSING PARTNERSHIPS AND OTHER TAX CREDIT INVESTMENTS

The Company invests in certain limited partnerships that are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company’s ownership amount in each limited partnership varies. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. The Company also invests in certain limited partnerships that qualify for Community Reinvestment Act (“CRA”) credits or qualify for other types of tax credits including renewable energy projects and rehabilitation projects of historic buildings. The CRA encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes.  Investments in these other tax credits help promote the development of renewable energy sources and rehabilitation of historic buildings and economic revitalization of the surrounding areas.

The Company is not the primary beneficiary and, therefore, not required to consolidate these investments. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company uses either the equity method or cost method of accounting. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest. Investments in affordable housing partnerships were $179.6 million and $164.8 million as of September 30, 2014 and December 31, 2013, respectively. CRA and other tax credit investments were $100.9 million and $70.2 million as of September 30, 2014 and December 31, 2013, respectively, and were included in other assets in the consolidated balance sheets.

The Company has unfunded commitments related to the affordable housing and other tax credit investments that are payable on demand. Total unfunded commitments for these investments were $112.7 million and $73.1 million at September 30, 2014 and December 31, 2013, respectively, and are recorded in accrued expenses and other liabilities in the consolidated balance sheets.

The Company has entered into more tax credit investments for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. As a result, amortization of investments in affordable housing partnerships and other tax credit investments has increased by $32.2 million to $36.9 million for the three months ended September 30, 2014, as compared to the same period in 2013. Amortization of investments in affordable housing partnerships and other tax credit investments has also increased $41.8 million to $55.8 million for the nine months ended September 30, 2014, as compared to the same period in 2013. In addition, the Company realized an income tax benefit of $13.6 million, representing 18.2% of income before income taxes due to the purchase of tax credit investments during the three months ended September 30, 2014 that reduced the effective tax rate for the year. In comparison, income tax expense for the three months ended September 30, 2013 was $35.8 million, representing an effective tax rate of 32.8%.  Income tax expense for the nine months ended September 30, 2014 was $52.9 million, representing an effective tax rate of 17.5%, as compared to $108.0 million income tax expense and an effective tax rate of 33.0% for the same period in 2013.

NOTE 11 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill as of September 30, 2014 and December 31, 2013 was $458.5 million and $337.4 million, respectively. Goodwill increased by $121.1 million as a result of the acquisition of MetroCorp on January 17, 2014 as discussed in Note 3 to the Company’s consolidated financial statements.

Goodwill is tested for impairment on an annual basis as of December 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

The Company performed its annual impairment test as of December 31, 2013 to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed.  There were no triggering events during the quarter ended September 30, 2014 and therefore no additional goodwill impairment test was performed.  The fair values of the Company’s reporting units as of the most recent goodwill impairment tests substantially exceed their carrying values and did not indicate a more likely than not risk of impairment.

Premiums on Acquired Deposits

Premiums on acquired deposits represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of September 30, 2014 and December 31, 2013, the gross carrying amount of premiums on acquired deposits was $108.8 million and $100.2 million, respectively. A premium on acquired deposits of $8.6 million was recorded due to the acquisition of MetroCorp as discussed in in Note 3 to the Company’s consolidated financial statements. As of September 30, 2014 and December 31, 2013, the accumulated amortization was $61.0 million and $53.3 million, respectively.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $2.6 million and $2.3 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense of premiums on acquired deposits was $7.7 million and $7.1 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table provides the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Amount
(In thousands)
Estimated Amortization Expense of Premiums on Acquired Deposits
Three Months Ending December 31, 2014	$2,483
Year Ending December 31, 2015	9,234
Year Ending December 31, 2016	8,086
Year Ending December 31, 2017	6,935
Year Ending December 31, 2018	5,883
Thereafter	15,171
Total	$47,792

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Credit Extensions — In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying consolidated financial statements. As of September 30, 2014 and December 31, 2013, undisbursed loan commitments amounted to $4.00 billion and $4.02 billion, respectively. Commercial and standby letters of credit amounted to $1.21 billion and $1.16 billion as of September 30, 2014 and December 31, 2013, respectively.

Guarantees — From time to time, the Company sells or securitizes loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. When the Company sells or securitizes a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of September 30, 2014, the maximum potential future payment, which is generally the unpaid principal balance of total loans sold or securitized with recourse amounted to $273.4 million and was comprised of $36.5 million in single-family loans with full recourse and $236.9 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $338.8 million at December 31, 2013, which was comprised of $42.2 million in single-family loans with full recourse and $296.6 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The carrying value, which is the Company’s recourse reserve related to loan sales and securitizations totaled $2.4 million as of September 30, 2014 and $3.2 million as of December 31, 2013, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company continues to experience minimal losses from the single-family and multifamily loan portfolios.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan that is sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of September 30, 2014 and December 31, 2013, the amount of loans sold without recourse totaled $788.8 million and $818.2 million, respectively. Total loans securitized without recourse amounted to $169.3 million and $193.8 million, at September 30, 2014 and December 31, 2013, respectively.

Litigation — In the ordinary course of the Company’s business, the Company is a party to various legal actions, which the Company believes are incidental to the operation of our business.  In accordance with ASC 450, Contingencies, the Company accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. The outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of the legal or regulatory matters, if any, currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.  Based on the information currently available, advice of counsel and established reserves, the Company believes that the eventual outcome of the matters described below, will not, individually or in the aggregate have a material adverse effect on the Company’s consolidated financial position.

On September 8, 2014, a jury in the case titled “F&F, LLC and 618 Investment, Inc. v. East West Bank,” Superior Court of the State of California for the County of Los Angeles, Case No. BC462714, delivered a verdict awarding F&F, LLC, damages of $38.9 million, of which $16.9 million were compensatory and $22.0 million were punitive damages, against the Bank.  The jury’s verdict is subject to further legal proceedings and an appeal will be considered.  A subsequent motion for attorney’s fees from the plaintiff is also expected to be filed with the court.  While the Company disagrees that any damages are appropriate and appeals will be filed if necessary, punitive damages are expected to be reduced, and any amounts ultimately payable at the conclusion of the litigation are expected to be reduced by duplicate damages previously paid to the plaintiff by a third party in a related litigation not against the Bank. As of September 30, 2014, a litigation accrual of $28.8 million has been recorded.

Other Commitments — The Company has commitments to invest in affordable housing funds, and other investments qualifying for community reinvestment credits and other tax credits. These commitments are payable on demand. As of September 30, 2014 and December 31, 2013, these commitments were $112.7 million and $73.1 million, respectively. These commitments are recorded in accrued expenses and other liabilities in the consolidated balance sheet.

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

MetroCorp Acquisition — On January 17, 2014, the Company completed the acquisition of MetroCorp. The final consideration included 5,583,093 shares of East West common stock and $89.4 million of cash.  Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock.  At acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock. No warrants have been exercised as of September 30, 2014.

Stock Repurchase Program — On July 17, 2013, the Company’s Board of Directors authorized a new stock repurchase program to buy back up to $100.0 million of its common stock. The Company did not repurchase any shares under this program during the three and nine months ended September 30, 2014.  In comparison, the Company repurchased 8,026,807 shares at a weighted average price of $24.89 per share for a total cost of $200.0 million as of September 30, 2013 under the previous repurchase program authorized on January 23, 2013.

Quarterly Dividends — In July 2014, the Company’s Board of Directors declared quarterly common stock cash dividends of $0.18 per share payable on or about August 15, 2014 to shareholders of record on August 1, 2014. Cash dividends totaling $26.0 million and $78.0 million were paid to the Company’s common shareholders during the three and nine months ended September 30, 2014.

Earnings Per Share (“EPS”) — The number of shares outstanding at September 30, 2014 was 143,405,133. Certain of the Company’s instruments containing rights to nonforfeitable dividends granted in stock-based payment transactions are considered participating securities prior to vesting and, therefore, have been included in the earnings allocations in computing basic and diluted EPS under the two-class method. Basic EPS was computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS reflects the additional dilutive effect of stock options and unvested stock awards.

The following tables present earnings per share calculations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$88,756
Less:
Preferred stock dividends	—
Earnings allocated to participating securities	(118)
Basic EPS — income allocated to common stockholders	$88,638	143,210	$0.62
Effect of dilutive securities:
Stock options	—	75
Restricted stock units	69	381
Convertible preferred stock	—	—
Warrants	—	144
Diluted EPS — income allocated to common stockholders	$88,707	143,810	$0.62

	Three Months Ended September 30, 2013
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$73,157
Less:
Preferred stock dividends	—
Earnings allocated to participating securities	(372)
Basic EPS — income allocated to common stockholders	$72,785	137,036	$0.53
Effect of dilutive securities:
Stock options	—	71
Restricted stock units	54	360
Convertible preferred stock	—	—
Warrants	—	—
Diluted EPS — income allocated to common stockholders	$72,839	137,467	$0.53

	Nine Months Ended September 30, 2014
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$249,485
Less:
Preferred stock dividends	—
Earnings allocated to participating securities	(407)
Basic EPS — income allocated to common stockholders	$249,078	142,791	$1.74
Effect of dilutive securities:
Stock options	—	76
Restricted stock units	197	365
Convertible preferred stock	—	—
Warrants	—	145
Diluted EPS — income allocated to common stockholders	$249,275	143,377	$1.74

	Nine Months Ended September 30, 2013
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$219,263
Less:
Preferred stock dividends	(3,428)
Earnings allocated to participating securities	(1,361)
Basic EPS — income allocated to common stockholders	$214,474	137,404	$1.56
Effect of dilutive securities:
Stock options	—	66
Restricted stock units	124	276
Convertible preferred stock	3,428	2,453
Warrants	—	—
Diluted EPS — income allocated to common stockholders	$218,026	140,199	$1.56

The following table presents the weighted-average stock options outstanding and restricted stock units to purchase shares of common stock that were anti-dilutive, and therefore not included in the computation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Stock options	—	145	27	191
Restricted stock units	4	3	5	10

Accumulated Other Comprehensive (Loss) Income — As of September 30, 2014, total accumulated other comprehensive loss was $2.4 million which includes the following components: net unrealized loss on securities available for sale of $2.4 million and unrealized loss on other investments of $41 thousand. As of December 31, 2013, total accumulated other comprehensive loss was $30.5 million which includes the following components: net unrealized loss on securities available for sale of $30.5 million and unrealized gains on other investments of $79 thousand.

The cumulative other comprehensive (loss) income balances were as follows:

	2014			2013
			Cumulative			Cumulative
	Investment		Other	Investment		Other
	Securities	Other	Comprehensive	Securities	Other	Comprehensive
	Available-for-Sale	Investments	(Loss) Income	Available-for-Sale	Investments	(Loss) Income
	(In thousands)			(In thousands)
Three Months Ended September 30,
Balance, beginning of the period	$(2,593)	$58	$(2,535)	$(21,721)	$43	$(21,678)
Net unrealized gains (losses) arising during period	1,663	(99)	1,564	(2,876)	5	(2,871)
Less: reclassification adjustment for losses included in net income	(1,457)	—	(1,457)	(629)	—	(629)
Net unrealized gains (losses)	206	(99)	107	(3,505)	5	(3,500)
Balance, end of the period	$(2,387)	$(41)	$(2,428)	$(25,226)	$48	$(25,178)
Nine Months Ended September 30,
Balance, beginning of the period	$(30,538)	$79	$(30,459)	$4,643	$26	$4,669
Net unrealized gains (losses) arising during period	31,980	(120)	31,860	(22,905)	22	(22,883)
Less: reclassification adjustment for losses included in net income	(3,829)	—	(3,829)	(6,964)	—	(6,964)
Net unrealized gains (losses)	28,151	(120)	28,031	(29,869)	22	(29,847)
Balance, end of the period	$(2,387)	$(41)	$(2,428)	$(25,226)	$48	$(25,178)

The components of other comprehensive income (loss), reclassifications to net income by income statement line item and the related tax effects were as follows:

	2014			2013
		Tax			Tax
	Before-Tax	Expense	Net-of-Tax	Before-Tax	Expense	Net-of-Tax
Three Months Ended September 30,	Amount	or Benefit	Amount	Amount	or Benefit	Amount
	(In thousands)			(In thousands)
Unrealized gains (losses) on investment securities available-for-sale:
Net unrealized gains (losses) arising during period	$2,867	$(1,204)	$1,663	$(4,959)	$2,083	$(2,876)
Less: reclassification adjustment for gains included in net income (1)	(2,512)	1,055	(1,457)	(1,084)	455	(629)
Net unrealized gains (losses)	355	(149)	206	(6,043)	2,538	(3,505)
Unrealized gains (losses) on other investments:
Net unrealized (losses) gains arising during period	(171)	72	(99)	9	(4)	5
Less: reclassification adjustment for (gains) losses included in income	—	—	—	—	—	—
Other comprehensive income (loss)	$184	$(77)	$107	$(6,034)	$2,534	$(3,500)

		Tax			Tax
	Before-Tax	Expense	Net-of-Tax	Before-Tax	Expense	Net-of-Tax
Nine Months Ended September 30,	Amount	or Benefit	Amount	Amount	or Benefit	Amount
	(In thousands)			(In thousands)
Unrealized gains (losses) on investment securities available-for-sale:
Net unrealized gains (losses) arising during period	$55,138	$(23,158)	$31,980	$(39,491)	$16,586	$(22,905)
Less: reclassification adjustment for gains included in net income (1)	(6,601)	2,772	(3,829)	(12,006)	5,042	(6,964)
Net unrealized gains (losses)	48,537	(20,386)	28,151	(51,497)	21,628	(29,869)
Unrealized gains (losses) on other investments:
Net unrealized (losses) gains arising during period	(207)	87	(120)	38	(16)	22
Less: reclassification adjustment for (gains) losses included in income	—	—	—	—	—	—
Other comprehensive income (loss)	$48,330	$(20,299)	$28,031	$(51,459)	$21,612	$(29,847)

(1)       The pretax amount is reported in net gains on sales of investment securities in the consolidated statements of income.

NOTE 14 — BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified three operating segments for purposes of management reporting: 1) Retail Banking; 2) Commercial Banking; and 3) Other. These three business divisions meet the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incurs expenses, and whose operating results are regularly reviewed by the Company’s chief operating decision-maker to render decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available. The acquisition of MetroCorp has been reflected in the three business operating segments, as applicable, as of September 30, 2014.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial real estate, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s production offices. Furthermore, the Company’s Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including treasury activities and eliminations of intersegment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments.

The Company’s funds transfer pricing assumptions are intended to promote core deposit growth and to reflect the current risk profiles of various loan categories within the credit portfolio. Transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the Company’s process is reflective of current market conditions. The transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company’s overall growth objectives as well as to provide a reasonable and consistent basis for the measurement of the Company’s business segments and product net interest margins. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of certain operating and administrative costs and the provision for loan losses. Net interest income is based on the Company’s internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business segment. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume, and deposit volume. The provision for credit losses is allocated based on actual charge-offs for the period as well as average loan balances for each segment during the period. The Company evaluates overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is not deemed practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$95,911	$175,032	$15,005	$285,948
Charge for funds used	(24,738)	(35,809)	(15,265)	(75,812)
Interest spread on funds used	71,173	139,223	(260)	210,136
Interest expense	(12,057)	(4,692)	(12,225)	(28,974)
Credit on funds provided	60,770	9,908	5,134	75,812
Interest spread on funds provided	48,713	5,216	(7,091)	46,838
Net interest income (loss)	$119,886	$144,439	$(7,351)	$256,974
Provision for loan losses	$394	$14,831	$—	$15,225
Depreciation, amortization and accretion	4,806	(412)	44,686	49,080
Goodwill	354,163	104,304	—	458,467
Segment pre-tax profit (loss)	39,872	43,833	(8,593)	75,112
Segment assets	$7,775,343	$14,879,699	$5,826,088	$28,481,130

	Three Months Ended September 30, 2013
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$97,488	$166,442	$17,776	$281,706
Charge for funds used	(23,351)	(29,241)	(15,270)	(67,862)
Interest spread on funds used	74,137	137,201	2,506	213,844
Interest expense	(11,570)	(3,456)	(12,430)	(27,456)
Credit on funds provided	52,257	9,803	5,802	67,862
Interest spread on funds provided	40,687	6,347	(6,628)	40,406
Net interest income (loss)	$114,824	$143,548	$(4,122)	$254,250
Provision for loan losses	$1,168	$2,403	$—	$3,571
Depreciation, amortization and accretion	5,214	1,911	15,033	22,158
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit (loss)	36,498	76,255	(3,847)	108,906
Segment assets	$7,523,832	$11,145,584	$5,829,419	$24,498,835

	Nine Months Ended September 30, 2014
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$294,428	$525,987	$46,148	$866,563
Charge for funds used	(72,888)	(101,907)	(29,578)	(204,373)
Interest spread on funds used	221,540	424,080	16,570	662,190
Interest expense	(35,718)	(11,393)	(38,062)	(85,173)
Credit on funds provided	163,102	27,328	13,943	204,373
Interest spread on funds provided	127,384	15,935	(24,119)	119,200
Net interest income (loss)	$348,924	$440,015	$(7,549)	$781,390
Provision for loan losses	$2,606	$27,552	$—	$30,158
Depreciation, amortization and accretion	11,473	(5,026)	78,487	84,934
Goodwill	354,163	104,304	—	458,467
Segment pre-tax profit (loss)	127,893	192,551	(18,036)	302,408
Segment assets	$7,775,343	$14,879,699	$5,826,088	$28,481,130

	Nine Months Ended September 30, 2013
	Retail	Commercial
	Banking	Banking	Other	Total
	(In thousands)
Interest income	$274,255	$453,670	$47,557	$775,482
Charge for funds used	(61,236)	(85,197)	(5,841)	(152,274)
Interest spread on funds used	213,019	368,473	41,716	623,208
Interest expense	(35,923)	(11,773)	(36,601)	(84,297)
Credit on funds provided	120,675	19,137	12,462	152,274
Interest spread on funds provided	84,752	7,364	(24,139)	67,977
Net interest income	$297,771	$375,837	$17,577	$691,185
Provision for loan losses	$7,734	$9,164	$—	$16,898
Depreciation, amortization and accretion	13,500	2,537	45,030	61,067
Goodwill	320,566	16,872	—	337,438
Segment pre-tax profit	87,918	208,450	30,918	327,286
Segment assets	$7,523,832	$11,145,584	$5,829,419	$24,498,835

NOTE 15 — SUBSEQUENT EVENTS

Dividend Payout

In October 2014, the Company’s Board of Directors declared a quarterly dividend of $0.18 per share on the Company’s common stock payable on or about November 17, 2014 to shareholders of record as of November 3, 2014.

Loan Sale

On October 6, 2014, the Company sold $253.8 million of student loans to a third party. The majority of the loans sold were classified as held for sale as of September 30, 2014.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the consolidated results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its subsidiaries (“the Company”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s financial condition and the results of operations. This discussion and analysis should be read in conjunction with the Company’s 2013 Annual Report, and the consolidated financial statements and accompanying notes presented elsewhere in this report.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In addition, certain accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. The Company has established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

The following is a summary of the more judgmental and complex accounting estimates and principles. In each area, the Company has identified the variables most important in the estimation process. The Company has used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from the Company’s estimates and future changes in the key variables could change future valuations and impact the results of operations.

•                                          fair valuation of financial instruments;

•                                          investment securities;

•                                          acquired loans;

•                                          covered loans;

•                                          covered other real estate owned;

•                                          FDIC indemnification asset/Payable to FDIC, net;

•                                          allowance for loan losses;

•                                          other real estate owned;

•                                          loan, OREO, and note sales;

•                                          goodwill impairment; and

•                                          share-based compensation.

The Company’s significant accounting policies are described in greater detail in the Company’s 2013 Annual Report in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies,” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Standards

In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the amortization in the income statement as a component of income tax expense.  ASU 2014-01 is effective for interim and annual periods beginning after December 15, 2014 and if elected, should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Overview

For the third quarter of 2014, net income was $88.8 million or $0.62 per diluted share. Net income increased by $4.8 million or 6% from the second quarter of 2014, and increased $15.6 million or 21% from the third quarter of 2013. Earnings per diluted share increased $0.04 or 7% from the second quarter of 2014 and grew $0.09 or 17% from the third quarter of 2013.

At September 30, 2014, total assets increased to $28.48 billion compared to $27.56 billion at June 30, 2014. Average earning assets increased during the third quarter of 2014, up $915.2 million or 4% from the second quarter of 2014. The increase in total assets and average earning assets during the third quarter was largely attributable to an $847.3 million increase in average non-covered loans, partially offset by a decrease of $163.4 million in average covered loans.

Total loans receivable (including both covered and non-covered loans) as of September 30, 2014 was $21.23 billion, compared to $20.54 billion as of June 30, 2014. During the third quarter, total loans grew $694.9 million or 3%. This growth was primarily due to the growth in non-covered commercial, single-family, consumer and commercial real estate loans, partially offset by the sale of $202.6 million of government guaranteed student loans, $96.6 million of commercial loan sales and a $167.7 million decrease in covered loans.

Covered loans, net of discount totaled $1.64 billion as of September 30, 2014, a decrease of $167.7 million or 9% from June 30, 2014. The decrease in covered loans was primarily due to payoffs and paydown activities.

At September 30, 2014, total deposits grew to a record $23.81 billion, an increase of $937.2 million from $22.88 billion at June 30, 2014. In the third quarter of 2014, the Company continued to execute its strategy to grow low-cost, commercial deposits while reducing its reliance on time deposits. Core deposits increased to a record $17.68 billion at September 30, 2014 compared to $16.64 billion at June 30, 2014. The increase in core deposits was mainly due to overall increases in money market accounts, noninterest-bearing demand deposits, interest-bearing checking accounts, and savings accounts, partially offset by decreases in time deposits.

Credit Quality

Non-Covered Loans

For the three months ended September 30, 2014, the Company recorded a provision for loan losses for non-covered loans of $7.6 million. This compares to a provision for loan losses of $8.9 million for the three months ended June 30, 2014 and a provision for loan losses of $4.5 million for the three months ended September 30, 2013. Total net charge-offs on non-covered loans decreased to $5.4 million for the three months ended September 30, 2014, down from net charge-offs on non-covered loans of $7.3 million in the three months ended June 30, 2014. The allowance for non-covered loan losses was $249.3 million or 1.29% of non-covered loans receivable at September 30, 2014. This compares to an allowance for non-covered loan losses of $246.5 million or 1.35% of non-covered loans at June 30, 2014 and $234.2 million or 1.60% of non-covered loans at September 30, 2013.

Covered Loans

The Company’s covered loan portfolio consists of (1) purchased credit-impaired (“PCI”) loans and (2) covered advances drawn down on existing commitment lines, subsequent to the United Commercial Bank (“UCB”) and Washington First International Bank (“WFIB”) acquisition dates (“covered advances”).  PCI covered loans represent acquired loans, which the Company elected to account for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). As of the respective acquisition dates, the UCB and WFIB loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activities. These commitments are covered under the shared-loss agreements.  However, the covered advances are not accounted for under ASC 310-30.  The covered loan portfolio is comprised of $1.35 billion of PCI loans and $290.4 million covered advances as of September 30, 2014. As of December 31, 2013, the covered loan portfolio comprised of $1.88 billion of PCI loans and $320.2 million covered advances.

During the three months ended September 30, 2014, the Company recorded a provision for loan losses of $8.4 million on covered advances and a reversal of provision for loan losses of $764 thousand on PCI covered loans.  As these loans are covered under shared-loss agreements with the FDIC, for any charge-off, the Company records income of 80% of the charge-off amount in noninterest income as a net increase in the FDIC receivable, resulting in a net impact to earnings of 20% of the charge-off amount. For all recoveries the Company also shares 80% of the amounts recovered with the FDIC.

Capital Strength

The Company’s capital ratios remain strong. As of September 30, 2014, the Company’s Tier 1 leverage capital ratio totaled 8.5%, Tier 1 risk-based capital ratio totaled 10.9% and total risk-based capital ratio totaled 12.5%.

The Company is focused on active capital management and is committed to maintaining strong capital levels that exceed regulatory requirements while also supporting balance sheet growth and providing a strong return to the Company’s shareholders.

The Company’s Board of Directors approved the payment of third quarter dividends on the common stock. The common stock cash dividend of $0.18 is payable on or about November 17, 2014 to shareholders of record on November 3, 2014.

Results of Operations

Net income for the three months ended September 30, 2014 totaled $88.8 million, compared with $73.2 million for the three months ended September 30, 2013. Diluted earnings per share was $0.62 and $0.53 for the three months ended September 30, 2014 and 2013, respectively. The Company’s annualized return on average total assets was 1.25% for the three months ended September 30, 2014, compared to 1.22% for the same period in 2013. The annualized return on average common stockholders’ equity was 12.80% for the three months ended September 30, 2014, compared with 12.65% for the three months ended September 30, 2013.

Components of Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	($ in millions)
Net interest income	$257.0	$254.3	$781.4	$691.2
Provision for loan losses on non-covered loans	(7.5)	(4.6)	(24.5)	(12.1)
(Provision for) reversal of loan losses on covered loans	(7.7)	1.0	(5.7)	(4.8)
Noninterest income (loss)	10.3	(41.4)	(19.5)	(55.9)
Noninterest expense	(177.0)	(100.4)	(429.3)	(291.1)
Income tax benefit (expense)	13.7	(35.7)	(52.9)	(108.0)
Net income	$88.8	$73.2	$249.5	$219.3
Annualized return on average total assets	1.25%	1.22%	1.23%	1.27%
Annualized return on average common equity	12.80%	12.65%	12.48%	12.56%

Net Interest Income

The Company’s primary source of revenue is net interest income which is the difference between interest earned on loans, investment securities and other earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income for the three months ended September 30, 2014 totaled $257.0 million, a 1% increase over net interest income of $254.3 million for the same period in 2013. For the nine months ended September 30, 2014, net interest income totaled $781.4 million, a 13% increase over net interest income of $691.2 million for the same period in 2013.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 65 basis points to 3.89% during the three months ended September 30, 2014, from 4.54% during the same period in 2013. During the three and nine months ended September 30, 2014 the yield and net interest margin decreased as compared to the same periods in 2013 primarily due to a significant decline in higher-yielding covered loan balances. The interest income on covered loans was $60.5 million and $219.9 million with a resulting yield of 14.02% and 15.53% for the three and nine months ended September 30, 2014, respectively. In comparison, interest income on covered loans was $108.9 million and $287.5 million with a resulting yield of 17.83% and 14.59% for the three and nine months ended September 30, 2013. The additional accretion from covered loans accounted for under ASC 310-30 is the reason for the significant difference between the yields on covered and non-covered loans. Over time, as covered loans payoff, their loan balances will continue to decrease, the interest income from these  loans will have less of an impact on the Company’s overall net interest margin.

The following tables present the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	($ in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,540,364	$5,505	1.42%	$1,199,507	$4,276	1.41%
Securities purchased under resale agreements	1,391,304	5,344	1.52%	1,408,152	5,168	1.46%
Investment securities available-for-sale (2)	2,504,603	11,364	1.80%	2,759,586	11,039	1.59%
Non-covered loans (3)(4)	19,003,212	201,757	4.21%	14,292,218	150,174	4.17%
Covered loans (4)	1,711,498	60,501	14.02%	2,424,111	108,931	17.83%
Federal Home Loan Bank and Federal Reserve Bank stock	90,466	1,477	6.48%	128,947	2,118	6.52%
Total interest-earning assets	26,241,447	285,948	4.32%	22,212,521	281,706	5.03%
Noninterest-earning assets:
Cash and cash equivalents	314,490			272,459
Allowance for loan losses	(251,519)			(242,560)
Other assets	1,787,081			1,638,688
Total assets	$28,091,499			$23,881,108
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$2,285,227	$1,500	0.26%	$1,564,649	$831	0.21%
Money market accounts	6,066,941	4,139	0.27%	5,242,517	3,604	0.27%
Savings deposits	1,808,212	745	0.16%	1,607,983	685	0.17%
Time deposits	6,172,866	10,774	0.69%	5,925,928	9,979	0.67%
Federal funds purchased and other borrowings	2,808	—	—	389	—	—
Federal Home Loan Bank advances	316,343	1,027	1.29%	314,207	1,049	1.32%
Securities sold under repurchase agreements	1,003,001	9,578	3.79%	995,000	10,323	4.12%
Long-term debt	235,697	1,211	2.04%	187,179	985	2.09%
Total interest-bearing liabilities	17,891,095	28,974	0.64%	15,837,852	27,456	0.69%
Noninterest-bearing liabilities:
Demand deposits	7,008,748			5,414,856
Other liabilities	441,147			334,196
Stockholders’ equity	2,750,509			2,294,204
Total liabilities and stockholders’ equity	$28,091,499			$23,881,108
Interest rate spread			3.68%			4.34%
Net interest income and net interest margin		$256,974	3.89%		$254,250	4.54%

(1)       Annualized.

(2)       Includes the amortization of net premiums on investment securities of $5.4 million and $8.5 million for the three months ended September 30, 2014 and 2013, respectively.

(3)       Includes the accretion of discount on non-covered loans receivable of $3.5 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively. Also, includes the amortization of net deferred loan costs of $1.6 million and $3.8 million for the three months ended September 30, 2014 and 2013, respectively.

(4)       Average balances include nonperforming loans.

	Nine Months Ended September 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	($ in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,398,701	$17,461	1.67%	$1,217,909	$12,844	1.41%
Securities purchased under resale agreements	1,321,429	14,756	1.49%	1,537,729	16,132	1.40%
Investment securities available-for-sale (2)	2,522,671	36,130	1.91%	2,658,900	30,843	1.55%
Non-covered loans (3)(4)	18,138,764	573,429	4.23%	13,214,039	423,046	4.28%
Covered loans (4)	1,892,532	219,884	15.53%	2,635,267	287,508	14.59%
Federal Home Loan Bank and Federal Reserve Bank stock	100,113	4,903	6.55%	140,956	5,109	4.85%
Total interest-earning assets	25,374,210	866,563	4.57%	21,404,800	775,482	4.84%
Noninterest-earning assets:
Cash and cash equivalents	310,314			296,503
Allowance for loan losses	(253,838)			(239,206)
Other assets	1,760,132			1,693,485
Total assets	$27,190,818			$23,155,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking accounts	$2,089,292	$3,697	0.24%	$1,431,176	$2,596	0.24%
Money market accounts	5,811,066	11,734	0.27%	5,150,479	11,315	0.29%
Savings deposits	1,775,547	2,175	0.16%	1,510,844	2,241	0.20%
Time deposits	6,241,386	31,003	0.66%	5,995,527	31,539	0.70%
Federal funds purchased and other borrowings	1,082	—	—	233	—	—
Federal Home Loan Bank advances	360,848	3,087	1.14%	313,683	3,135	1.34%
Securities sold under repurchase agreements	1,005,759	29,845	3.97%	995,000	31,069	4.17%
Long-term debt	240,091	3,632	2.02%	154,028	2,402	2.08%
Total interest-bearing liabilities	17,525,071	85,173	0.65%	15,550,970	84,297	0.72%
Noninterest-bearing liabilities:
Demand deposits	6,564,682			4,929,233
Other liabilities	428,946			341,756
Stockholders’ equity	2,672,119			2,333,623
Total liabilities and stockholders’ equity	$27,190,818			$23,155,582
Interest rate spread			3.92%			4.12%
Net interest income and net interest margin		$781,390	4.12%		$691,185	4.32%

(1)       Annualized.

(2)       Includes the amortization of net premiums on investment securities of $16.8 million and $25.7 million for the nine months ended September 30, 2014 and 2013, respectively.

(3)       Includes the accretion of discount on non-covered loans receivable of $12.5 million and $5.4 million for the nine months ended September 30, 2014 and 2013, respectively. Also, includes the amortization of deferred loan costs of $7.9 million and $12.2 million for the nine months ended September 30, 2014 and 2013, respectively.

(4)       Average balances include nonperforming loans.

Analysis of Changes in Net Interest Income

Changes in the Company’s net interest income are a function of changes in rates and volumes of both interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and interest expense for the periods indicated. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). Nonaccrual loans are included in average loans used to compute the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 vs. 2013			2014 vs. 2013
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
	(In thousands)
INTEREST-EARNING ASSETS:
Due from banks and short-term investments	$1,229	$1,218	$11	$4,617	$2,063	$2,554
Securities purchased under resale agreements	176	(62)	238	(1,376)	(2,369)	993
Investment securities available-for-sale	325	(1,076)	1,401	5,287	(1,649)	6,936
Non-covered loans	51,583	50,001	1,582	150,383	155,752	(5,369)
Covered Loans	(48,430)	(28,064)	(20,366)	(67,624)	(85,309)	17,685
Federal Home Loan Bank and Federal Reserve Bank stock	(641)	(628)	(13)	(206)	(1,715)	1,509
Total interest and dividend income	$4,242	$21,389	$(17,147)	$91,081	$66,773	$24,308
INTEREST-BEARING LIABILITIES:
Checking accounts	$669	$442	$227	$1,101	$1,166	$(65)
Money market accounts	535	563	(28)	419	1,379	(960)
Savings deposits	60	83	(23)	(66)	358	(424)
Time deposits	795	424	371	(536)	1,263	(1,799)
Federal Home Loan Bank advances	(22)	7	(29)	(48)	437	(485)
Securities sold under repurchase agreements	(745)	82	(827)	(1,224)	333	(1,557)
Long-term debt	226	250	(24)	1,230	1,308	(78)
Total interest expense	$1,518	$1,851	$(333)	$876	$6,244	$(5,368)
CHANGE IN NET INTEREST INCOME	$2,724	$19,538	$(16,814)	$90,205	$60,529	$29,676

(1)       Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses

The Company recorded a provision for loan losses on non-covered loans of $7.6 million and $24.4 million during the three and nine months ended September 30, 2014, respectively, compared to $4.5 million and $12.1 million during the three and nine months ended September 30, 2013, respectively. The Company recorded $5.4 million and $15.7 million of net charge-offs on non-covered loans during the three and nine months ended September 30, 2014, respectively, compared to $334 thousand and $4.9 million in net charge-offs recorded during the three and nine months ended September 30, 2013, respectively.

During the three and nine months ended September 30, 2014, the Company also recorded a provision for loan losses of $8.4 million and $7.6 million on covered advances, respectively. In comparison, the Company recorded a reversal of provision for loan losses of $772 thousand and a net provision for loan losses of $2.5 million on covered advances during the three and nine months ended September 30, 2013, respectively. Net charge-offs of $8.6 million and $9.5 million were recorded on covered advances during the three and nine months ended September 30, 2014, respectively, compared to no net charge-offs recorded and $1.3 million recorded on covered advances during the three and nine months ended September 30, 2013, respectively.

The Company recorded a reversal of provision for loan losses of $764 thousand and $1.8 million on PCI covered loans during the three and nine months ended September 30, 2014, respectively. In comparison, the Company recorded a reversal of provision for loan losses of $192 thousand and a $2.3 million provision for loan losses on PCI covered loans during the three and nine months ended September 30, 2013, respectively. There were no net charge-offs on PCI covered loans during the three and nine months ended September 30, 2014 and 2013.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Allowance for Loan Losses” section of this report.

Noninterest Income (Loss)

The following table presents components of noninterest income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Changes in FDIC indemnification asset and receivable/payable	$(39.6)	$(74.5)	$(150.8)	$(154.3)
Branch fees	9.5	8.1	28.5	23.9
Net gains on sales of investment securities	2.5	1.1	6.6	12.0
Letters of credit fees and commissions	6.8	5.7	19.1	16.1
Foreign exchange income	3.5	2.9	7.0	8.9
Ancillary loan fees	2.9	2.1	7.9	6.8
Income from life insurance policies	0.8	1.0	2.9	2.8
Net gains on sales of loans	7.7	3.9	20.7	3.7
Dividend and other investment income	4.1	0.1	5.3	0.3
Other commission and fee income	8.3	5.9	22.1	14.5
Other operating income	3.8	2.3	11.2	9.4
Total	$10.3	$(41.4)	$(19.5)	$(55.9)

Noninterest income (loss) includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities, foreign exchange activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans and investment securities available-for-sale, changes in the FDIC indemnification asset and receivable/payable, income from life insurance policies, and other noninterest-related revenues.

Noninterest income increased $51.7 million from a noninterest loss of $41.4 million for the three months ended September 30, 2013 to a $10.3 million of noninterest income for the three months ended September 30, 2014. Noninterest loss improved $36.4 million from $55.9 million for the nine months ended September 30, 2013 to $19.5 million for the nine months ended September 30, 2014.

The $51.7 million increase in noninterest income for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to $34.9 million in net reduction of the changes in FDIC indemnification asset and receivable/payable, a $4.0 million increase in dividend and other investment income and a $3.8 million increase in net gains on sales of loans. The $36.4 million improvement in noninterest loss for the nine months ended September 30, 2014, as compared to the same period in 2013 was primarily due to a $17.0 million increase in net gains on sales of loans, a $7.6 million increase in other commission and fee income and a $5.0 million increase in dividend and other investment income, a $4.6 million increase in branch fees and a $3.5 million in net reduction of the changes in FDIC indemnification asset and receivable/payable, partially offset by a $5.4 million decrease in net gains on sales of investment securities.

For the three and nine months ended September 30, 2014, the net reduction of the changes in FDIC indemnification asset and receivable/payable recorded in noninterest income (loss) was $39.6 million and $150.8 million, respectively. In comparison, the net reduction of the changes in FDIC indemnification asset and receivable/payable recorded in noninterest income (loss) was $74.5 million and $154.3 million, respectively, for the three and nine months ended September 30, 2013.  The decrease in the changes in the FDIC indemnification asset and receivable/payable was primarily attributable to the reductions in the loss rate assumptions due to the continuing, better than expected, performance of the covered loan portfolio and loan disposal activity, recoveries and amortization, as well as proceeds from reimbursable expense claims.

Dividend and other investment income increased for the three and nine months ended September 30, 2014 to $4.1 million and $5.3 million, respectively.  The increase for both periods as compared to the same periods in 2013 was primarily due to a dividend received from a Community Reinvestment Act investment in the third quarter of 2014.

Net gains on sales of loans were $7.7 million for the three months ended September 30, 2014, as compared to $3.9 million for the same period in 2013. Net gains on sales of loans were $20.7 million for the nine months ended September 30, 2014, as compared to $3.7 million for the same period in 2013. Periodically, the Company buys and sells loans within the loans held for sale portfolio. During the three months ended September 30, 2014, the Company sold approximately $291.8 million loans at a net gain of $7.7 million, of which $195.0 million were comprised of government guaranteed student loans. During the nine months ended September 30, 2014, the Company sold approximately $748.4 million of loans at a net gain of $20.7 million, of which $506.7 million were comprised of government guaranteed student loans.

Other commission and fee income was comprised mainly of investment advisory fees and commission and fee income earned from assisting customers in hedging interest rates. Other commission and fee income was $8.3 million and $22.1 million for the three and nine months ended September 30, 2014, respectively, as compared to $5.9 million and $14.5 million for the three and nine months ended September 30, 2013, respectively. The increases in other commission and fee income in both periods were primarily due to the fee income earned from assisting customers in hedging interest rates.

Noninterest Expense

The following table presents the various components of noninterest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Compensation and employee benefits	$58.1	$41.5	$172.5	$129.2
Occupancy and equipment expense	15.8	14.7	48.2	42.2
Amortization of investments in affordable housing partnerships and other tax credit investments	36.9	4.7	55.8	14.0
Amortization of premiums on deposits acquired	2.6	2.3	7.7	7.1
Deposit insurance premiums and regulatory assessments	5.2	4.2	16.8	11.8
Loan related expenses	1.1	2.8	2.6	9.9
Other real estate owned (income) expense	(1.4)	0.2	0.7	(2.0)
Legal expense	32.5	9.0	45.4	18.9
Data processing	2.2	2.2	13.4	6.8
Consulting expense	3.0	1.3	6.4	2.7
Other operating expenses	21.0	17.5	59.8	50.5
Total noninterest expense	$177.0	$100.4	$429.3	$291.1

Noninterest expense increased $76.6 million or 76% from $100.4 million for the three months ended September 30, 2013 to $177.0 million for the three months ended September 30, 2014. This increase was mainly due to a $23.5 million increase in legal expenses, a $32.2 million increase in amortization expense from investments in affordable housing partnerships and other tax credit investments and a $16.6 million increase in compensation and employee benefits. For the nine months ended September 30, 2014, noninterest expense increased $138.2 million or 47%, to $429.3 million, as compared to $291.1 million recorded for the same period in 2013. This increase was mainly due to a $43.3 million increase in compensation and employee benefits, a $41.8 million increase in amortization expense from investments in affordable housing partnerships and other tax credit investments and a $26.5 million increase in legal expenses.

The increases in legal expenses for both the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, were mainly due to a litigation accrual of $28.8 million from an unfavorable jury verdict from the case titled “F&F, LLC and 618 Investments, Inc. v. East West Bank” as previously disclosed in the Form 8-K that was filed on September 9, 2014.  The verdict is not final and if the final judgment is not favorably decided, the Company will appeal.

The increased amortization expenses from investments in affordable housing partnerships and other tax credit investments for both the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, were mainly due to additional affordable housing partnerships and other tax credit investments entered into during the three months and nine months ended September 30, 2014.

The increase in compensation and employee benefits for the three months ended September 30, 2014, as compared to the same period in 2013, was mainly due to increased headcount resulting from the MetroCorp acquisition and the growth we have experienced. The increase in compensation and employee benefits for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was mainly due to the severance and retention expenses incurred related to the MetroCorp acquisition and the growth the Company has experienced.

Income Taxes

The Company realized an income tax benefit of $13.6 million, representing 18.2% of income before income taxes due to the purchase of tax credit investments during the three months ended September 30, 2014 that reduced the effective tax rate for the year.  In comparison, income tax expense for the three months ended September 30, 2013 was $35.7 million, representing an effective tax rate of 32.8%. Income tax expense for the nine months ended September 30, 2014 was $52.9 million, representing an effective tax rate of 17.5%.  Income tax expense for the same period in 2013 was $108.0 million, representing an effective tax rate of 33.0%.  The reduction in income tax expense and the effective tax rates for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was also primarily due to the increased tax credit investments purchased during the three and nine months ended September 30, 2014.

Included in income taxes recognized during the three months ended September 30, 2014 and 2013 were $25.1 million and $6.5 million, respectively, of federal and state tax credits generated from the Company’s investments in affordable housing partnerships and other tax credit investments. Included in income taxes recognized during the nine months ended September 30, 2014 and 2013 were $51.8 million and $19.5 million, respectively, of federal and state tax credits generated from the Company’s investments in affordable housing partnerships and other tax credit investments. Additionally, during the three months ended March 31, 2013, the Company’s effective tax rate was reduced by $1.6 million due to the retroactive extension of certain exemptions as part of the American Taxpayer Relief Act of 2012 which was signed into law in January 2013.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of September 30, 2014, the Company had a net deferred tax asset of $257.3 million.

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

Operating Segment Results

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified three operating segments for purposes of management reporting: 1) Retail Banking; 2) Commercial Banking; and 3) Other.

For more information about the Company’s segments, including information about the underlying accounting and reporting process, please see Note 14 to the Company’s consolidated financial statements presented elsewhere in this report.

Retail Banking

The Retail Banking segment reported pretax income of $39.9 million and $127.9 million for the three and nine months ended September 30, 2014, compared to $36.5 million and $87.9 million for the same periods in 2013. The increase in pretax income for this segment during the three and nine months ended September 30, 2014 was driven by increases in net interest income and noninterest income and a decrease in provision for loan losses, partially offset by an increase in noninterest expense.

Net interest income for this segment increased $5.1 million to $119.9 million for the three months ended September 30, 2014, compared to $114.8 million for the same period in 2013. Net interest income for the nine months ended September 30, 2014 increased $51.1 million to $348.9 million, compared to $297.8 million for the same period in 2013. The increase was primarily due to growth from single family and consumer loans and lower cost of deposits.

Noninterest income for this segment increased $13.7 million to $3.5 million for the three months ended September 30, 2014, as compared to a loss of $10.2 million recorded for the same period in 2013. The increase in noninterest income was attributable to gains on sale of student loans and a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable. For the nine months ended September 30, 2014, noninterest income increased $13.4 million to $409 thousand, compared to a noninterest loss of $13.0 million recorded during the same period in 2013. The increase in noninterest income was primarily due to gains on sale of student loans.

Noninterest expense for this segment increased $485 thousand to $48.3 million during the three months ended September 30, 2014, compared to $47.8 million for the same period in 2013. This increase was primarily due to increases in compensation and employee benefits and occupancy and equipment expenses, offset by decreases in legal and loan-related expenses. During the nine months ended September 30, 2014, noninterest expense for this segment increased $6.2 million to $150.0 million, compared to $143.8 million for the same period in 2013. The increase for the nine months ended September 30, 2014 was primarily due to increases in compensation and employee benefits and occupancy and equipment expenses, offset by a decrease in loan related expenses.

Commercial Banking

The Commercial Banking segment reported pretax income of $43.8 million and $192.6 million, for the three and nine months ended September 30, 2014, respectively, compared to $76.3 million and $208.5 million for the same periods in 2013. The decrease during the three and nine months ended September 30, 2014, was attributable to increases in provision for loan losses and noninterest expenses, partially offset by an increase in net interest income and a decrease in noninterest loss.

Net interest income for this segment increased $891 thousand to $144.4 million for the three months ended September 30, 2014, compared to $143.6 million for the same period in 2013. For the nine months ended September 30, 2014, net interest income increased $64.2 million to $440.0 million, compared to $375.8 million for the same period in 2013. The increase in net interest income for the nine months ended September 30, 2014 was due to larger discount accretion in interest income from the covered loan portfolio, growth in commercial loans offset by lower interest yields, and growth in deposits offset by the lower cost of funds.

Noninterest loss for this segment improved $26.4 million to a noninterest loss of $4.1 million during the three months ended September 30, 2014, compared to a noninterest loss of $30.5 million for the same period in 2013. For the nine months ended September 30, 2014, noninterest loss improved $14.1 million to a loss of $47.6 million, compared to a loss of $61.7 million for the same period in 2013. The decrease in noninterest loss for the three months ended September 30, 2014 was primarily due to a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable. For the nine months ended September 30, 2014, the decrease in noninterest loss was attributable to higher trade finance fees, swap income, gains on sale of SBA loans, and a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable.

Noninterest expense increased $34.3 million to $64.9 million during the three months ended September 30, 2014, compared to $30.6 million for the same period in 2013. For the nine months ended September 30, 2014, noninterest expense increased $61.7 million to $151.4 million, compared to $89.7 million for the same period in 2013. The increase in noninterest expense for both periods was primarily due to higher legal and compensation and employee benefits expenses.

Other

The Other segment reported pretax loss of $8.6 million for the three months ended September 30, 2014, compared to pretax loss of $3.9 million recorded for the same period in 2013. For the nine months ended September 30, 2014, pretax loss totaled $18.0 million, compared to pretax income of $30.9 million recorded for the same period in 2013.

Net interest loss for this segment increased $3.3 million to $7.4 million for the three months ended September 30, 2014, compared to $4.1 million for the same period in 2013. For the nine months ended September 30, 2014, net interest loss increased $25.1 million to a loss of $7.5 million, compared to net interest income of $17.6 million for the same period in 2013. The Other segment includes the activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the Bank, and supports the Retail Banking and Commercial Banking segments through funds transfer pricing which is the primary cause of the decrease in net interest income. In addition, it bears the cost of adverse movements in interest rates which affect the net interest margin.

Noninterest income for this segment increased $11.7 million to $11.0 million during the three months ended September 30, 2014, compared to noninterest loss of $748 thousand for the same period in 2013. For the nine months ended September 30, 2014, noninterest income increased $8.8 million to $27.6 million compared to $18.8 million for the same period in 2013. The improvement of noninterest income was primarily due to a dividend received from a Community Reinvestment Act investment.

Noninterest expense for this segment increased $41.9 million to $63.8 million for the three months ended September 30, 2014, compared to $21.9 million for the same period in 2013. For the nine months ended September 30, 2014, noninterest expense for this segment increased $70.3 million to $127.9 million compared to $57.6 million during the same period in 2013. The increase in noninterest expense was primarily due to higher amortization of investment in affordable housing partnerships and other tax credit investments, compensation and employee benefits, data processing and other one-time merger and integration expenses related to the MetroCorp acquisition.

Balance Sheet Analysis

Total assets increased $3.75 billion or 15%, to $28.48 billion as of September 30, 2014, compared to $24.73 billion as of December 31, 2013. The increase in total assets was primarily due to an increase of $3.68 billion in non-covered loans, of which $1.19 billion was due to the acquisition of MetroCorp, and an increase in securities purchased under resale agreements of $175.0 million. The increase in total assets during the nine months ended September 30, 2014 was partially offset by decreases in covered loans of $551.5 million, primarily due to payoffs and paydown activities.

Total deposits increased $3.40 billion or 17%, to $23.81 billion as of September 30, 2014 compared to $20.41 billion as of December 31, 2013. This increase was primarily due to increases in noninterest-bearing, money market, and interest-bearing deposits of $1.45 billion, $838.3 million and $560.5 million, respectively. Of these increases, $1.32 billion was attributed to the acquisition of MetroCorp and the remainder due to organic growth.

Additional details of the MetroCorp acquisition are disclosed in Note 3 to the Company’s consolidated financial statements.

Securities Purchased Under Resale Agreements

The Company purchases securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total securities resale agreements increased $175.0 million or 13%, to $1.48 billion as of September 30, 2014, compared with $1.30 billion as of December 31, 2013.

Purchases of resale agreements are fully-collateralized to protect against unfavorable market price movements. The Company monitors the fair market value of the underlying securities that collateralize the related receivable on resale agreements, including accrued interest. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to deliver an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

Investment Securities

Income from investing activities provides a significant portion of the Company’s total income. The Company aims to maintain an investment portfolio with an appropriate mix of fixed rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. The Company’s investment securities portfolio primarily consists of U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored enterprise debt securities, U.S. government sponsored enterprise and other mortgage-backed securities, municipal securities and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of September 30, 2014 and December 31, 2013.

Total investment securities available-for-sale decreased to $2.59 billion as of September 30, 2014, compared with $2.73 billion at December 31, 2013. The investment portfolio had net unrealized losses of $4.2 million and $52.7 million as of September 30, 2014 and December 31, 2013, respectively. The unrealized losses on these securities were primarily attributed to changes in the yield curve. As of September 30, 2014, investment securities available-for-sale with a par value of $1.85 billion were pledged to secure public deposits, repurchase agreements, the FRB discount window, and for other purposes required or permitted by law.

Total repayments/maturities and proceeds from sales of investment securities amounted to $145.3 million and $43.8 million, respectively, during the three months ended September 30, 2014 and $353.0 million and $395.6 million, respectively, during the nine months ended September 30, 2014. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional investment securities purchases totaling $254.2 million and $504.8 million during the three and nine months ended September 30, 2014. The Company recorded net gains on sales of investment securities totaling $2.5 million and $6.6 million during the three and nine months ended September 30, 2014.

Total repayments/maturities and proceeds from sales of investment securities amounted to $114.5 million and $60.4 million, respectively, during the three months ended September 30, 2013 and $376.6 million and $386.1 million, respectively, during the nine months ended September 30, 2013. Proceeds from repayments, maturities, sales, and redemptions were applied toward additional securities purchases totaling $414.0 million and $1.11 billion during the three and nine months ended September 30, 2013. The Company recorded net gains on sales of investment securities totaling $1.1 million and $12.0 million during the three and nine months ended September 30, 2013.

The Company performs regular impairment analyses on the investment securities. If the Company determines that a decline in fair value is other-than-temporary, the credit-related impairment loss is recognized in current earnings. The noncredit-related impairment losses are charged to other comprehensive income which is the portion of the loss attributed to market rates or other factors non-credit related. Other-than-temporary declines in fair value are assessed based on factors including the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the probability that the Company will be unable to collect all amounts due, and the Company’s ability and intent to not sell the security before recovery of its amortized cost basis. For securities that are determined to have temporary declines in value, the Company has both the ability and the intent to hold these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis. There were no other-than-temporary credit losses for the three and nine months ended September 30, 2014 and 2013.

The following table presents the weighted average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s available-for-sale securities as of September 30, 2014:

			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
As of September 30, 2014
Available-for-sale
U.S. Treasury securities	$—	—%	$584,304	1.02%	$19,343	1.84%	$—	—%	$603,647	1.05%
U.S. government agency and U.S. government sponsored enterprise debt securities	330,984	1.67%	31,999	1.90%	49,998	3.13%	—	—%	412,981	1.86%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	2,474	3.61%	81,100	3.30%	41,993	3.01%	125,567	3.21%
Residential mortgage-backed securities	—	—%	—	—%	11,838	1.56%	745,744	1.73%	757,582	1.72%
Municipal securities	2,300	2.72%	127,139	2.57%	156,860	2.55%	10,298	3.73%	296,597	2.60%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	55,258	3.44%	55,258	3.44%
Other commercial mortgage-backed securities:
Investment grade	—	—%	—	—%	51,127	2.49%	—	—%	51,127	2.49%
Corporate debt securities:
Investment grade	1,172	3.34%	—	—%	130,420	1.91%	79,234	1.53%	210,825	1.77%
Non-investment grade	12,727	1.65%	—	—%	—	—%	5,049	3.70%	17,776	2.29%
Other securities	40,554	2.59%	—	—%	20,753	6.94%	—	—%	61,307	4.00%
Total investment securities available-for-sale	$387,737		$745,916		$521,439		$937,576		$2,592,667

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

Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Company 80% of eligible losses for both WFIB and UCB with respect to covered assets. For the UCB covered assets, the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion with respect to covered assets. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The commercial loan and single-family residential mortgage loans shared-loss provisions are in effect for 5 years and 10 years, respectively, from the acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

The shared-loss coverage for the loans acquired from the UCB and WFIB acquisitions end on the fifth anniversary of the shared-loss agreements with the FDIC. Accordingly, the shared-loss coverage of the UCB and WFIB’s commercial loan shared-loss agreements will end on December 31, 2014 and June 30, 2015, respectively. The loss recovery provisions of the UCB and WFIB commercial loan shared-loss agreement will extend for an additional three years, ending on December 31, 2017 and June 30, 2018, respectively. Additionally, both the shared-loss coverage and loss recovery provisions of the UCB and WFIB residential loan shared-loss agreements are in effect for a 10-year period, ending on November 30, 2019 and June 30, 2020, respectively. Upon expiration of the shared-loss coverage period, any losses on loans will no longer be shared with the FDIC. However, due to the performance of the covered loan portfolio, the Company does not expect the expiration of the shared-loss coverage to have a material impact.

The following table presents the composition of the covered loan portfolio as September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	($ in thousands)
Residential:
Residential single-family	$248,377	14%	$290,095	12%
Residential multifamily	331,451	19%	403,508	16%
Total residential	579,828	33%	693,603	28%
Commercial Real Estate (“CRE”):
Commercial and industrial real estate	773,098	42%	1,103,530	45%
Construction and land	63,691	4%	163,833	7%
Total CRE	836,789	46%	1,267,363	52%
Other Loans:
Commercial business	$307,147	17%	$426,621	17%
Other consumer	65,375	4%	73,973	3%
Total other loans	372,522	21%	500,594	20%
Total covered loans	1,789,139 (1)	100%	2,461,560 (2)	100%
Covered discount	(148,830)		(265,917)
Allowance on covered loans	(3,910)		(7,745)
Total covered loans, net	$1,636,399		$2,187,898

(1)             Includes $290.4 million of covered advances comprised of $191.1 million, $59.6 million, $27.6 million and $12.1 million of commercial and industrial, commercial real estate, consumer, and residential loans, respectively.

(2)             Includes $320.2 million of covered advances comprised of $230.6 million, $46.7 million, $30.9 million and $12.0 million of commercial and industrial, commercial real estate, consumer and residential loans, respectively.

FDIC Indemnification Asset/(Net Payable to FDIC)

During the three months ended September 30, 2014 and 2013, the Company recorded $28.2 million and $39.1 million of amortization to the FDIC indemnification asset, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded $86.0 million and $60.5 million of amortization to the FDIC indemnification asset, respectively. Additionally, the Company recorded $5.7 million and $20.6 million reduction to the FDIC indemnification asset for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, the Company recorded $31.6 million and $72.7 million, respectively, reduction to the FDIC indemnification asset and recorded the adjustment to noninterest income (loss). The reduction for both the three and nine month periods was primarily due to a lower loss rate and loan paydowns. As these covered loans are removed from their respective pools, due to payoffs and charge-offs, the Company records a proportional amount of accretable yield into interest income.  Correspondingly, the Company removes the indemnification asset associated with those removed loans and the adjustments are recorded into noninterest income. During the three months ended September 30, 2014, the estimated amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference) was reduced as the loss on certain loan pools was evaluated and determined to be lower than expected. As a result of the reduction in the nonaccretable yield, the accretable yield increased, as did the amortization of the FDIC indemnification asset. Due to the greater than expected collectability on the remaining covered loans, the accrued liability to the FDIC also increased during the three months ended September 30, 2014.

FDIC Receivable

As of September 30, 2014, the FDIC shared-loss receivable was $17.8 million as compared to $30.3 million as of December 31, 2013. This receivable represents current reimbursable amounts from the FDIC, under the FDIC shared-loss agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan related expenses, and OREO-related expenses. The 80% of any reimbursable expense is recorded as noninterest income. 100% of the loan related and OREO expenses are recorded as noninterest expense, netting to the 20% of actual expense paid by the Company. The FDIC shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when the Company receives payment from the FDIC as well as when recoveries occur.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 8 to the Company’s consolidated financial statements.

Non-Covered Loans

The Company offers a broad range of products designed to meet the credit needs of its borrowers.  The Company’s lending activities consist of residential single-family loans, residential multifamily loans, income producing commercial real estate loans, land loans, construction loans, commercial business loans, trade finance loans, and student and other consumer loans. Net non-covered loans receivable, including loans held for sale, increased $3.72 billion or 24%, to $19.34 billion at September 30, 2014, as compared to December 31, 2013.

The Company offers adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Company offers ARM single-family loan programs with one-year or three-year initial fixed periods. The Company offered in 2013 and prior years, a low documentation program for single family residential loans. These loans required a large down payment and a low loan to value ratio, typically 60% or less. These loans have historically experienced low delinquency and default rates.  A majority of the 2013 single family residential loan originations were originated under this program.  In 2014, this program was modified to require not only a large down payment, but additional income or asset information to determine the borrower’s ability to repay.  The Company originated $316.8 million and $586.8 million in new residential single-family loans during the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, the Company originated $728.3 million and $1.26 billion, respectively, in new residential single-family loans.

The Company also offers ARM home equity lines of credit (“HELOC”) secured by one-to-four unit residential properties located in its primary lending areas. The program is a low documentation program that requires low loan to value ratios, typically 60% or less. These loans have historically experienced low delinquency and default rates. The Company originated $217.7 million and $320.6 million in new HELOCs during the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company originated $710.3 million and $605.2 million, respectively, in new HELOCs.

In addition, the Company offers ARM multifamily loan programs that have six-month or three-year initial fixed periods. The Company originated $76.8 million and $90.0 million in new multifamily residential loans during the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, the Company originated $231.5 million and $194.2 million, respectively, in new multifamily residential loans. In addition to residential lending, the Company’s lending activities also include CRE, commercial and industrial, and consumer lending.  The Company’s CRE lending activities include loans to finance income-producing properties, construction and land loans.  The Company’s C&I lending activities include commercial business financing for small and middle-market businesses in a wide spectrum of industries.  Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, SBA loans and lease financing.  The Company also offers a variety of international trade finance services and products, including letters of credit, revolving lines of credit, import loans, bankers’ acceptances, working capital lines, domestic purchase financing and pre-export financing.  Consumer loans are primarily comprised of fully guaranteed student loans, home equity lines of credit, auto loans and insurance premium financing loans.

As of September 30, 2014, $640.5 million of loans were held in the Company’s overseas offices, including the Hong Kong branch and the subsidiary bank in China. Approximately $59.9 million of the $640.5 million of foreign loans are covered under the shared-loss agreement with the FDIC. In total, these foreign loans represent approximately 2% of total consolidated assets.  These loans are included in the composition of the non-covered loan portfolio table below and the composition of the covered loan portfolio table above.

The following table presents the composition of the non-covered loan portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	($ in thousands)
Residential:
Single-family	$3,472,725	18%	$3,192,875	20%
Multifamily	1,176,570	6%	992,434	6%
Total residential	4,649,295	24%	4,185,309	26%
Commercial Real Estate (“CRE”):
Income producing	5,463,209	28%	4,301,030	27%
Construction	287,341	1%	140,186	1%
Land	198,800	1%	143,861	1%
Total CRE	5,949,350	30%	4,585,077	29%
Commercial and Industrial (“C&I”):
Commercial business	6,539,640	35%	4,637,056	30%
Trade finance	744,018	4%	723,137	5%
Total C&I	7,283,658	39%	5,360,193	35%
Consumer:
Student loans	93,179	—%	679,220	4%
Other consumer	1,376,074	7%	868,518	6%
Total consumer	1,469,253	7%	1,547,738	10%
Total loans (1)	19,351,556	100%	15,678,317	100%
Unearned fees, premiums, and discounts, net	(5,171)		(23,672)
Allowance for loan losses on non-covered loans	(249,268)		(241,930)
Loans held for sale	239,649		204,970
Total non-covered loans, net	$19,336,766		$15,617,685

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

Non-covered nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and non-covered other real estate owned, net. Non-covered nonperforming assets totaled $159.1 million, or 0.56% of total assets, at September 30, 2014 and $130.6 million, or 0.53% of total assets, at December 31, 2013. Nonaccrual loans amounted to $125.7 million at September 30, 2014, compared with $111.7 million at December 31, 2013. Net charge-offs for non-covered nonperforming loans were $5.4 million and $16.7 million for the three and nine months ended September 30, 2014, respectively. In comparison, net charge-offs for non-covered nonperforming loans were $334 thousand and $4.9 million for the three and nine months ended September 30, 2013, respectively.

Loans totaling $30.9 million were placed on nonaccrual status during the three months ended September 30, 2014.  Loans totaling $51.1 million which were not 90 days past due as of September 30, 2014, were included in nonaccrual loans as of September 30, 2014.  Additions to nonaccrual loans during the third quarter of 2014 were offset by $8.4 million in gross charge-offs, $12.5 million in payoffs and principal paydowns, $661 thousand in loans that were transferred to other real estate owned, and $2.6 million in loans brought current.  Additions to nonaccrual loans during the three months ended September 30, 2014 were comprised of $13.0 million in commercial and industrial loans, $10.1 million in commercial real estate loans, $6.6 million in residential loans, and $1.2 million in consumer loans.

The Company had $67.2 million and $71.8 million in total performing troubled debt restructured loans as of September 30, 2014 and December 31, 2013, respectively.  Nonperforming TDR loans were $22.4 million and $11.1 million at September 30, 2014 and December 31, 2013, respectively, and are included in nonaccrual loans.  Included in the total TDR loans were $2.9 million and $4.3 million of performing A/B notes as of September 30, 2014 and December 31, 2013, respectively.  In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off.  The A/B note is comprised of A note balance only.  A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement.  As of September 30, 2014, TDR loans were comprised of $38.4 million in commercial real estate loans, $28.8 million in residential loans, $21.1 million in commercial and industrial loans, and $1.3 million in consumer loans.

Non-covered other real estate owned includes properties acquired through foreclosure or through full or partial satisfaction of loans.  At September 30, 2014, total non-covered OREO was $33.3 million, compared to $18.9 million at December 31, 2013.  During the nine months ended September 30, 2014, the Company had additions of $26.8 million to OREO, of which $9.4 million was related to the MetroCorp acquisition, discussed in Note 3 to the Company’s consolidated financial statements.  Additionally, the Company recorded $1.6 million in write-downs.  During this period, the Company also had a total of $13.1 million in total proceeds for OREO properties sold, resulting in a total net gain on sale of $2.3 million.  As previously mentioned, losses on sales of OREO properties that are sold shortly after they are received in a foreclosure are charged against the allowance for loan losses.

The following table presents information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered other real estate owned as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	($ in thousands)
Nonaccrual loans	$125,720	$111,651
Loans 90 or more days past due but not on nonaccrual	—	—
Total nonperforming loans	125,720	111,651
Non-covered other real estate owned, net	33,337	18,900
Total nonperforming assets	$159,057	$130,551
Performing restructured loans	$67,192	$71,826
Total nonperforming assets to total assets	0.56%	0.53%
Allowance for non-covered loan losses to nonperforming loans	198.27%	216.68%
Nonperforming loans to total gross non-covered loans	0.64%	0.70%

The Company evaluates loan impairment according to the provisions of ASC 310-10, Receivables.  Under ASC 310-10, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.  If the measure of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged-off against the allowance for loan losses.  Also, in accordance with ASC 310-10, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

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

At September 30, 2014, the Company’s total recorded investment in impaired loans was $176.7 million, compared with $183.5 million at December 31, 2013.  Impaired loans exclude the homogenous consumer loan portfolio which is evaluated collectively for impairment.  Impaired loans include non-covered loans held for investment on nonaccrual status, regardless of the collateral coverage, and all loans modified in a TDR.  Impaired loans at September 30, 2014 are comprised of income producing commercial real estate loans totaling $62.0 million, commercial business loans totaling $43.0 million, multifamily loans totaling $35.5 million, single-family loans totaling $19.6 million, CRE land loans totaling $8.5 million, CRE construction loans totaling $6.9 million, and other consumer loans totaling $1.3 million.  As of September 30, 2014, the allowance for loan losses included $27.0 million for impaired loans with a total recorded balance of $79.1 million.  As of December 31, 2013, the allowance for loan losses included $24.1 million for impaired loans with a total recorded balance of $73.5 million.

The following table presents information regarding impaired loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	($ in thousands)
Residential:
Single-family	$19,608	11%	$15,173	8%
Multifamily	35,509	20%	41,114	22%
Total residential impaired loans	55,117	31%	56,287	30%
Commercial Real Estate (“CRE”):
Income producing	61,952	35%	65,268	35%
Construction	6,888	4%	6,888	4%
Land	8,509	5%	12,280	7%
Total CRE impaired loans	77,349	44%	84,436	46%
Commercial and Industrial (“C&I”):
Commercial business	42,622	24%	38,337	21%
Trade finance	363	—%	1,190	1%
Total C&I impaired loans	42,985	24%	39,527	22%
Consumer:
Student loans	—	—%	1,681	1%
Other consumer	1,261	1%	1,546	1%
Total consumer impaired loans	1,261	1%	3,227	2%
Total gross impaired loans	$176,712	100%	$183,477	100%

Allowance for Loan Losses

The Company is committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio.  In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio.  The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period.  While the Company believes that the allowance for loan losses is appropriate at September 30, 2014, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

The Company’s methodology to determine the overall appropriateness of the allowance is based on a loss migration model and qualitative considerations.  The migration analysis looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period.  The Company utilizes historical loss factors derived from trends and losses associated with each pool over a specified period of time.  Based on this process, the Company assigns loss factors to each loan grade within each pool of loans.  Loss rates derived by the migration model are based predominantly on historical loss trends that may not be indicative of the actual or inherent loss potential.  As such, the Company utilizes qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model.  Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations.  Qualitative and environmental factors are reflected as percent adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance amount for each loan pool.

The following table reflects the Company’s allocation of the combined non-covered and covered allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	September 30, 2014			December 31, 2013
	Amount		Percent	Amount	Percent
	($ in thousands)
Residential	$45,035		24%	$50,717	26%
Commercial Real Estate	59,321	(1)	30%	64,677	29%
Commercial and Industrial	132,813		39%	115,184	35%
Consumer	12,099		7%	11,352	10%
Covered loans subject to allowance for loan losses	3,910		—%	7,745	—%
Total	$253,178		100%	$249,675	100%

(1)    Includes allowance of $290 thousand relating to PCI loans acquired from MetroCorp.

Non-Covered Loans

As of September 30, 2014, the allowance for loan losses on non-covered loans amounted to $249.3 million, or 1.29% of total non-covered loans receivable, compared with $241.9 million or 1.54% of total non-covered loans receivable as of December 31, 2013 and $234.2 million or 1.60% of total non-covered loans receivable as of September 30, 2013.

The Company recorded a provision for loan losses on non-covered loans of $7.6 million and $4.5 million during the three months ended September 30, 2014 and 2013, respectively.  The increase in provision for the three months ended September 30, 2014 as compared to the same period of 2013 was mainly due to the increase in the non-covered loan portfolio.  During the three months ended September 30, 2014, the Company recorded $5.4 million in net charge-offs on non-covered loans representing 0.11% of average non-covered loans outstanding during the quarter, on an annualized basis.  In comparison, the Company recorded net charge-offs totaling $334 thousand on non-covered loans representing 0.01% of average non-covered loans outstanding, on an annualized basis, for the same period in 2013.

For the nine months ended September 30, 2014 and 2013, the Company recorded a provision for loan losses on non-covered loans of $24.5 million and $12.1 million, respectively.  The increase in provision for the nine months ended September 30, 2014 as compared to the same period of 2013 was also mainly due to the increase in the non-covered loan portfolio.  During the nine months ended September 30, 2014, the Company recorded $16.7 million in net charge-offs on non-covered loans representing 0.12% of average non-covered loans outstanding during this period, on an annualized basis.  In comparison, the Company recorded net charge-offs totaling $4.9 million on non-covered loans representing 0.05% of average non-covered loans outstanding, on an annualized basis, for the same period in 2013.

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $11.6 million at September 30, 2014, compared to $11.3 million at December 31, 2013. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

The following tables present a summary of the activity in the allowance for loan losses on the non-covered loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	($ in thousands)
NON-COVERED LOANS
Allowance for non-covered loans, beginning of period	$246,468	$233,480	$241,930	$229,382
Provision allocation for unfunded loan commitments and letters of credit	623	(3,445)	(421)	(2,297)
Provision for loan losses on non-covered loans	7,556	4,535	24,454	12,050
Gross charge-offs:
Residential	8	432	351	1,293
Commercial real estate	1,522	574	3,156 (1)	2,341
Commercial and industrial	6,693	1,387	18,917	6,464
Consumer	134	6	139	1,217
Total gross charge-offs	8,357	2,399	22,563	11,315
Gross recoveries:
Residential	95	469	294	1,540
Commercial real estate	259	270	1,639	1,619
Commercial and industrial	2,621	1,243	3,925	2,379
Consumer	3	83	10	878
Total gross recoveries	2,978	2,065	5,868	6,416
Net charge-offs	5,379	334	16,695	4,899
Allowance balance for non-covered loans, end of period	$249,268 (2)	$234,236	$249,268 (2)	$234,236
Average non-covered loans outstanding	$19,003,212	$14,292,218	$18,138,764	$13,214,039
Total non-covered loans outstanding, end of period	$19,351,556	$14,599,188	$19,351,556	$14,599,188
Annualized net charge-offs on non-covered loans to average non-covered loans	0.11%	0.01%	0.12%	0.05%
Allowance for non-covered loan losses to total non-covered loans held for investment at end of period	1.29%	1.60%	1.29%	1.60%

(1)             Includes charge-off of $523 thousand relating to PCI loans acquired from MetroCorp.

(2)             Includes allowance of $290 thousand relating to PCI loans acquired from MetroCorp.

Covered Loans

As of September 30, 2014 and December 31, 2013, the majority of the PCI covered loan portfolio was performing better than expected from the day one valuation.  However, the Company has experienced some credit deterioration in certain PCI covered loan pools.  Based on the Company’s evaluation of estimates of cash flows expected to be collected, the Company may establish an allowance for the PCI covered pool of loans, with a charge to income through the provision for loan losses, where appropriate.  As of September 30, 2014, the Company has established an allowance of $424 thousand on $64.9 million of PCI covered loans.  As of December 31, 2013, an allowance of $2.2 million was established on $129.7 million of PCI covered loans.  The allowance balances for both periods were allocated mainly to the PCI covered commercial real estate loans.  With respect to the covered advances, losses are estimated collectively for groups of loans with similar characteristics.

The following tables present a summary of the activity in the allowance for loan losses on the covered advances and PCI covered loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
COVERED ADVANCES
Allowance for covered advances, beginning of period	$3,692	$7,100	$5,476	$5,153
Provision for (reversal of) loan losses on covered advances	8,433	(772)	7,549	2,511
Net charge-offs	(8,639)	—	(9,539)	(1,336)
Allowance for covered advances, end of period	$3,486	$6,328	$3,486	$6,328
PCI COVERED LOANS
Allowance for PCI loans, beginning of period	$1,188	$2,529	$2,269	$—
(Reversal of) provision for loan losses on PCI loans	(764)	(192)	(1,845)	2,337
Allowance for PCI loans, end of period	$424	$2,337	$424	$2,337
Total allowance, end of period	$3,910	$8,665	$3,910	$8,665

Deposits

The Company offers a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $3.40 billion to $23.81 billion as of September 30, 2014 from $20.41 billion as of December 31, 2013.  The increase in total deposits during the nine months ended September 30, 2014, was mainly due to the $1.32 billion of deposits acquired from MetroCorp and the overall increases in non-interest bearing demand deposits, money market, interest-bearing checking and time deposits.

As of September 30, 2014, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program amounted to $177.9 million, compared to $203.3 million as of December 31, 2013. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program.  Additionally, the Company partners with other financial institutions to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits.  Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

The following table presents the composition of the deposit portfolio as of the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
Core deposits:
Noninterest-bearing demand	$7,270,385	$5,821,899
Interest-bearing checking	2,309,983	1,749,479
Money market	6,491,736	5,653,412
Savings	1,604,290	1,363,780
Total core deposits	17,676,394	14,588,570
Time deposits	6,135,870	5,824,348
Total deposits	$23,812,264	$20,412,918

Borrowings

The Company utilizes a combination of short-term and long-term borrowings to manage the Company’s liquidity position. FHLB advances totaled $316.7 million as of September 30, 2014, compared to $315.1 million as of December 31, 2013.  The change in FHLB advances from December 31, 2013 to September 30, 2014 was primarily due to the accretion of the discount associated with these advances.

The Company also utilizes securities sold under repurchase agreements (“repurchase agreements”) to manage the Company’s liquidity position.  Repurchase agreements decreased $189.9 million from $995.0 million as of December 31, 2013 to $805.1 million as of September 30, 2014.  This decrease was mainly due to a $200.0 million resale agreement that was entered in the third quarter of 2014, which was eligible for netting against an existing repurchase agreement with the same counterparty.  No short-term repurchase agreements were outstanding as of September 30, 2014 and December 31, 2013.  Repurchase agreements are long-term with interest rates that are largely fixed ranging from 2.47% to 5.01%, as of September 30, 2014.  The counterparties have the right to a quarterly call for many of the repurchase agreements.  Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.  The collateral for these agreements consists of notes, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agency and U.S. government sponsored enterprises.

Long-Term Debt

Long-term debt, comprised of junior subordinated debts and a term loan, increased $3.9 million to $230.8 million as of September 30, 2014, compared to $226.9 million as of December 31, 2013.  Total junior subordinated debts increased $25.7 million to $152.6 million as of September 30, 2014, from $126.9 million as of December 31, 2013.  The increase was mainly due to $29.1 million of junior subordinated debt from the acquisition of MetroCorp, partially offset by $10.3 million of junior subordinated debt that was called in the first quarter of 2014.

The three-year term loan was issued on July 1, 2013 with a maturity date of July 1, 2016. The term loan will be repaid through quarterly installments of $5.0 million starting from March 31, 2014 with a final repayment made at maturity. The $15.0 million decrease from $100.0 million as of December 31, 2013 to $85.0 million as of September 30, 2014 was due to principal repayment.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents, as of September 30, 2014, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient.

	Payment Due by Period
	Less than			After	Indeterminate
	1 year	1-3 years	3-5 years	5 years	Maturity	Total
	(In thousands)
Contractual Obligations
Deposits	$4,861,619	$736,285	$414,174	$129,125	$17,676,394	$23,817,597
FHLB advances	1,888	3,775	85,574	254,063	—	345,300
Securities sold under repurchase agreements	161,211	457,426	12,374	271,546	—	902,557
Affordable housing and other tax credit investment commitments	—	—	—	—	112,680	112,680
Long-term debt obligations	4,256	91,659	5,538	198,978	—	300,431
Operating lease obligations (1)	24,299	35,501	23,809	34,923	—	118,532
Unrecognized tax liability	—	3,265	3,264	—	—	6,529
Postretirement benefit obligations	290	761	1,030	13,430	—	15,511
Total contractual obligations	$5,053,563	$1,328,672	$545,763	$902,065	$17,789,074	$25,619,137

(1)       Represents the Company’s lease obligation for all rental properties.

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to the Company’s customers as of September 30, 2014 is as follows:

Commitments
Outstanding
(In thousands)
Undisbursed loan commitments	$3,999,850
Standby letters of credit	$1,142,408
Commercial letters of credit	$66,109

Capital Resources

As of September 30, 2014, stockholders’ equity totaled $2.77 billion, an increase of 17% from the year end December 31, 2013 balance of $2.36 billion. The increase is comprised of the following: (1) issuance of treasury stock shares pursuant to the MetroCorp acquisition totaling $190.8 million, representing 5,583,093 shares; (2) net income of $249.5 million; (3) other comprehensive income of $28.0 million; (4) warrant issued pursuant to the MetroCorp acquisition totaling $4.9 million; (5) tax benefits of $3.9 million from various stock plans; (6) stock compensation amounting to $10.4 million related to grants of restricted stock units; (7) issuance of common stock totaling $1.2 million, representing 398,012 shares, pursuant to various stock plans and agreements; and (8) issuance of shares pursuant to director retainer fees of $630 thousand, representing 18,909 shares. These transactions were offset by: (1) accrual and payment of cash dividends on common stock totaling $78.0 million; and (2) purchase of treasury shares related to restricted stock surrendered due to employee tax liability amounting to $7.5 million, representing 208,440 shares. Historically, the Company’s primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources, needs, and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital and the adequacy of capital. As a result of the recently adopted federal regulatory changes to capital requirements, the Company’s Board of Directors, in consultation with management, will continue to assess the adequacy and components of our capital to ensure that the Company meets all required regulatory standards.

Risk-Based Capital

The Company is committed to maintaining capital at a level sufficient to assure the Company’s shareholders, the customers and the regulators that the Company and our bank subsidiary are financially sound. The Company is subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well capitalized.” At September 30, 2014, the Bank’s Tier I and total capital ratios were 10.4% and 11.6%, respectively, compared to 11.6% and 12.9%, respectively, at December 31, 2013.

The following table presents East West Bancorp, Inc.’s and East West Bank’s capital ratios as of September 30, 2014, to those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

			Minimum	Well
	East West	East West	Regulatory	Capitalized
	Bancorp	Bank	Requirements	Requirements
Total Capital (to Risk-Weighted Assets)	12.5%	11.6%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	10.9%	10.4%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.5%	8.1%	4.0%	5.0%

ASSET LIABILITY AND MARKET RISK MANAGEMENT

Liquidity

Liquidity management involves the Company’s ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs, and ongoing repayment of borrowings. The Company’s liquidity is actively managed on a daily basis and reviewed periodically by the Asset/Liability Committee and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Bank, including adequate cash flow for off-balance sheet instruments.

The Company’s primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the Federal Home Loan Bank of San Francisco, and issuances of long-term debt. These funding sources are augmented by payments of principal and interest on loans and securities. In addition, government programs may influence deposit behavior. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

During the nine months ended September 30, 2014, the Company experienced net cash inflows from operating activities of $243.2 million, compared to net cash inflows of $291.3 million for the same period of 2013.

Net cash outflows from investing activities totaled $1.97 billion for the nine months ended September 30, 2014 compared with net cash outflows of $2.10 billion for the same period in 2013. Net cash outflows from investing activities for the nine months ended September 30, 2014 were primarily due to net increase in loans and investment securities. Net cash outflows from investing activities for the nine months ended September 30, 2013 were primarily due to net increases in loans and investment securities.

The Company experienced net cash inflows from financing activities of $1.95 billion and $1.81 billion during the nine months ended September 30, 2014 and 2013, respectively, primarily due to the increase in deposits.

As a means of augmenting the Company’s liquidity, the Company has available a combination of borrowing sources comprised of the Federal Reserve Bank’s discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. The Company believes its liquidity sources to be stable and adequate to meet its day-to-day cash flow requirements.

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes and regulations. For the nine months ended September 30, 2014, total dividends distributed by the Bank to the Company amounted to $111.6 million.

In October 2014, the Company’s Board of Directors declared a quarterly dividend of $0.18 per share on the Company’s common stock payable on or about November 17, 2014 to shareholders of record as of November 3, 2014.

Interest Rate Sensitivity Management

Interest rate sensitivity management involves the ability to manage the impact of adverse fluctuations in interest rates on the Company’s net interest income and net portfolio value.

The fundamental objective of the asset liability management process is to manage the Company’s exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The Company’s strategy is formulated by the Asset/Liability Committee, which coordinates with the Board of Directors to monitor the Company’s overall asset and liability composition. The Committee meets regularly to evaluate, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses on the available-for-sale portfolio (including those attributable to hedging transactions, if any), purchase and securitization activity, and maturities of investments and borrowings.

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2014 and December 31, 2013, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income		Net Portfolio Value
	Volatility (1)		Volatility (2)
Change in Interest Rates	September 30,	December 31,	September 30,	December 31,
(Basis Points)	2014	2013	2014	2013
+200	13.2%	11.1%	11.8%	13.4%
+100	5.6%	4.9%	4.2%	6.1%
-100	(1.1)%	(0.5)%	(1.7)%	(1.8)%
-200	(1.5)%	(0.6)%	(3.3)%	(3.4)%

(1)       The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)       The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities, and related derivative contracts were included in the interest rate sensitivity analysis at September 30, 2014 and December 31, 2013. As of September 30, 2014, the Company’s balance sheet is more sensitive to interest rate changes on the asset side than the liability side. In a rising rate environment, this allows more net interest income and higher net portfolio value for the Company. However, in a declining rate environment, the Company will see lower net interest income and lower net portfolio value as projected in the volatility table above. At September 30, 2014 and December 31, 2013, the Company’s estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

The Company’s primary analytical tool to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators, and is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model attempts to predict changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. As an enhancement to the primary simulation model, prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model and other available public sources are incorporated into the model. Adjustments are made to reflect the shift in the Treasury and other appropriate yield curves. The model also factors in projections of anticipated activity levels by product line and takes into account the Company’s increased ability to control rates offered on deposit products in comparison to the Company’s ability to control rates on adjustable-rate loans tied to the published indices.

The following table provides the outstanding principal balances and the weighted average interest rates of the Company’s financial instruments as of September 30, 2014. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	($ in thousands)
Assets:
CD investments	$522,932	$—	$—	$—	$—	$—	$522,932
Average yield (fixed rate)	3.49%	—%	—%	—%	—%	—%	3.49%
Short-term investments	$598,705	$—	$—	$—	$—	$—	$598,705
Weighted average rate	0.41%	—%	—%	—%	—%	—%	0.41%
Securities purchased under resale agreements	$875,000	$200,000	$200,000	$100,000	$100,000	$—	$1,475,000
Weighted average rate	1.14%	2.02%	1.70%	2.63%	3.00%	—%	1.56%
Investment securities	$762,991	$347,859	$297,674	$405,012	$264,670	$514,461	$2,592,667
Weighted average rate	2.05%	2.39%	2.17%	2.22%	2.56%	3.46%	2.47%
Total covered gross loans	$1,514,197	$83,176	$71,273	$56,292	$21,436	$42,765	$1,789,139
Weighted average rate	4.13%	5.02%	4.85%	4.97%	5.57%	5.87%	4.29%
Total non-covered gross loans	$15,706,036	$1,617,165	$1,001,028	$569,883	$391,984	$314,096	$19,600,192
Weighted average rate	3.89%	4.68%	4.97%	4.82%	5.21%	5.96%	4.10%
Liabilities:
Checking accounts	$1,828,846	$—	$—	$—	$—	$—	$1,828,846
Weighted average rate	0.24%	—%	—%	—%	—%	—%	0.24%
Money market accounts	$6,491,736	$—	$—	$—	$—	$—	$6,491,736
Weighted average rate	0.26%	—%	—%	—%	—%	—%	0.26%
Savings deposits	$1,604,290	$—	$—	$—	$—	$—	$1,604,290
Weighted average rate	0.16%	—%	—%	—%	—%	—%	0.16%
Time deposits	$4,856,286	$477,699	$258,586	$226,619	$187,555	$129,125	$6,135,870
Weighted average rate	0.61%	0.80%	1.26%	1.24%	1.20%	-0.27%	0.68%
FHLB advances	$332,000	$—	$—	$—	$—	$—	$332,000
Weighted average rate	0.57%	—%	—%	—%	—%	—%	0.57%
Securities sold under repurchase agreements (fixed rate)	$495,000	$—	$—	$—	$—	$—	$495,000
Weighted average rate	4.75%	—%	—%	—%	—%	—%	4.75%
Securities sold under repurchase agreements (variable rate)	$310,000	$—	$—	$—	$—	$—	$310,000
Weighted average rate	2.80%	—%	—%	—%	—%	—%	2.80%
Junior subordinated debt (variable rate)	$85,000	$—	$—	$—	$—	$—	$85,000
Weighted average rate	1.75%	—%	—%	—%	—%	—%	1.75%
Other long-term borrowing (variable rate)	$152,641	$—	$—	$—	$—	$—	$152,641
Weighted average rate	1.81%	—%	—%	—%	—%	—%	1.81%

Expected maturities of assets are contractual maturities adjusted for projected payment based on contractual amortization and unscheduled prepayments of principal as well as repricing frequency. For deposits with stated maturity dates, expected maturities are based on contractual maturity dates. Deposits with no stated maturity dates are assumed to be repriced each month with managed interest rates. The Company utilizes assumptions supported by documented analyses for the expected maturities of the Company’s loans and repricing of the Company’s deposits. The Company also uses prepayment projections for amortizing securities. The actual maturities of these instruments could vary significantly if future prepayments and repricing frequencies differ from the Company’s expectations based on historical experience.

The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. The Company may elect to use derivative financial instruments as part of the Company’s asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on the Company’s net interest margin and stockholders’ equity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in the Company’s portfolio, see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability and Market Risk Management” presented elsewhere in this report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2014.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 12 — Commitments and Contingencies to the consolidated financial statements in Part I of this Form 10-Q that supplements the disclosure in Note 19 — Commitments and Contingencies to the consolidated financial statements of the Company’s 2013 Annual Report.

ITEM 1A. RISK FACTORS

The Company’s 2013 Annual Report contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item 1A. Risk Factors”. There are no material changes to the Company’s risk factors as presented in the Company’s 2013 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2014. The following summarizes share repurchase activities during the third quarter of 2014:

				Approximate
			Total Number	Dollar Value
			of Shares	in Millions of
	Total		Purchased as	Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs (2)
July 1 - 31, 2014	—	$—	—	$100.0
August 1 - 31, 2014	—	—	—	100.0
September 1 - 30, 2014	—	—	—	100.0
Total	—	$—	—	$100.0

(1)       Excludes 10,748 shares surrendered due to employee tax liability and forfeitures of restricted stock awards, totaling $306 thousand, pursuant to the Company’s 1998 Stock Incentive Plan, as amended.

(2)       On July 17, 2013, the Company’s Board of Directors announced a new repurchase program authorizing the repurchase of up to $100.0 million of its common stock. As of September 30, 2014, no shares were repurchased.

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

Dated:           November 7, 2014

EAST WEST BANCORP, INC.

By:	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and
Chief Financial Officer; Duly Authorized Officer