Form 10-K
period 2014-12-31
EAST WEST BANCORP INC
filed 2015-03-02
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☒	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4,967,770,786 (based on the June 30, 2014 closing price of Common Stock of $34.99 per share).

As of January 31, 2015, 143,583,710 shares of East West Bancorp, Inc. of Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE
 Portions of the registrant's definitive proxy statement relating to its 2015 Annual Meeting of Stockholders, are incorporated by reference into Part III.

EAST WEST BANCORP, INC.
2014 ANNUAL REPORT ON FORM 10-K

PART I

Certain matters discussed in this Annual Report contain or incorporate statements that East West Bancorp, Inc. (the “Company”) believes are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remain,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.
There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to achieve the projected synergies of the MetroCorp Bancshares, Inc. (“MetroCorp”) acquisition;

•	changes in our borrowers’ performance on loans;

•	changes in the commercial and consumer real estate markets;

•	changes in our costs of operation, compliance and expansion;

•	changes in the U.S. economy, including inflation;

•	changes in government interest rate policies;

•	changes in laws or the regulatory environment;

•	changes in the economy of and monetary policy in the People’s Republic of China;

•	changes in critical accounting policies and judgments;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies;

•	changes in the equity and debt securities markets;

•	changes in competitive pressures on financial institutions;

•	effect of additional provision for loan losses;

•	effect of government budget cuts and government shut down;

•	fluctuations of our stock price;

•	success and timing of our business strategies;

•	impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;

•	impact of potential federal tax increases and spending cuts;

•	impact of adverse judgments or settlements in litigation against the Company;

•	changes in our ability to receive dividends from our subsidiaries; and

•	impact of political developments, wars or other hostilities which may disrupt or increase volatility in securities or otherwise affect economic conditions.

For a more detailed discussion of some of the factors that might cause such differences, see “ITEM 1A. RISK FACTORS” presented elsewhere in this report. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements, except as required by law.

ITEM 1.  BUSINESS
Organization
East West Bancorp, Inc.  East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “we”) is a bank holding company incorporated in Delaware on August 26, 1998 and registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank, or the “Bank”. The Bank is the Company’s principal asset. In addition to the Bank, the Company has six other subsidiaries established as statutory business trusts as of December 31, 2014 (the “Trusts”) and one subsidiary that provides business and consumer insurance services. The Trusts were set up for the purpose of issuing junior subordinated debt to third party investors.
East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. East West has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, East West’s principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West’s other sources of funds include proceeds from the issuance of its common stock in connection with stock option and employee stock purchase plans. As of December 31, 2014, the Company had $28.74 billion in total consolidated assets, $21.51 billion in net consolidated loans, and $24.01 billion in total consolidated deposits.
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
East West Bank.  East West Bank was chartered by the Federal Home Loan Bank Board in June 1972, as the first federally chartered savings institution focused primarily on the Chinese-American community, and opened for business at its first office in the Chinatown district of Los Angeles in January 1973. From 1973 until the early 1990’s, the Bank conducted a traditional savings and loan business by making predominantly long-term, single-family and multifamily residential loans and commercial real estate (“CRE”) loans. These loans were made principally within the ethnic Chinese market in Southern California and were funded primarily with retail savings deposits and advances from the Federal Home Loan Bank (“FHLB”) of San Francisco. The Bank has emphasized commercial lending since its conversion to a state-chartered commercial bank on July 31, 1995 and also provides commercial business and trade finance loans for companies primarily located in the U.S.
As of December 31, 2014, the Bank has three wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds property used by the Bank in its operations. The second subsidiary, East-West Investments, Inc., primarily acts as a trustee in connection with real estate secured loans. The remaining subsidiary is East West Bank (China) Limited.
On November 6, 2009, the Bank acquired United Commercial Bank (“UCB”), a California state-chartered bank headquartered in San Francisco, California. Under the terms of the UCB Purchase and Assumption Agreement, the Bank acquired certain assets of UCB with a fair value of approximately $9.86 billion and assumed liabilities with a fair value of approximately $9.57 billion. On June 11, 2010, the Bank acquired certain assets and assumed certain liabilities of Washington First International Bank (“WFIB”), a Washington state-chartered bank headquartered in Seattle, Washington. Under the terms of the WFIB Purchase and Assumption Agreement, the Bank acquired certain assets of WFIB with a fair value of approximately $492.6 million and liabilities with a fair value of approximately $481.3 million were assumed. Both of these transactions were Federal Deposit Insurance Corporation (“FDIC”)-assisted acquisitions.
On January 17, 2014, the Bank completed the acquisition of Metrocorp, parent of MetroBank, N.A. and Metro United Bank. MetroCorp, headquartered in Houston, Texas, operated 19 branch locations within Texas and California under its two banks. The Bank acquired MetroCorp to further expand its presence, primarily in Texas, within the markets of Houston and Dallas, and in California, within the San Diego market. The purchase consideration was satisfied with two thirds in East West stock and one third in cash. Approximately $1.70 billion of assets were acquired and $1.41 billion of liabilities were assumed.

The Bank has also grown through strategic partnerships. On August 30, 2001, the Bank entered into an agreement with 99 Ranch Market, the largest Asian focused chain of supermarkets on the West Coast, to provide retail banking services in their stores throughout California. The Bank is currently providing in-store banking services in twelve 99 Ranch Market locations in California.
The Bank continues to develop its international banking capabilities. The Bank’s presence includes five full-service branches in Greater China, located in Hong Kong, two in Shanghai including one in the Shanghai Pilot Free Trade Zone, Shantou and Shenzhen. The Bank also has five representative offices in Greater China located in Beijing, Chongqing, Guangzhou, Xiamen and Taiwan. In addition to facilitating traditional letters of credit and trade finance to businesses, these representative offices allow the Bank to assist existing clients, as well as develop new business relationships. Through these offices, the Bank is focused on growing its export-import lending volume by aiding U.S. exporters in identifying and developing new sales opportunities to China-based customers as well as capturing additional letters of credit business generated from China-based exporters through broader correspondent banking relationships.
The Bank continues to explore opportunities to establish other foreign offices, subsidiaries or strategic investments and partnerships to expand its international banking capabilities and to capitalize on the growing international trade business between the United States and Asia.
Banking Services
East West Bank is the fifth largest independent commercial bank headquartered in California as of December 31, 2014 based on total assets. East West Bank is the largest bank in the United States that focuses on the financial services needs of individuals and businesses which operate both in the United States and Greater China, as well as having a strong focus on the Chinese American community. Through its network of banking locations in the United States and Greater China, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers’ checks, safe deposit boxes, and MasterCard and Visa merchant deposit services. The Bank’s lending activities include commercial and residential real estate, construction, trade finance, and commercial business, including accounts receivable, small business administration (“SBA”), inventory and working capital loans. The Bank generally provides commercial business loans to small and medium-sized businesses. The Bank’s commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade and service businesses. In addition, the Bank is focused on providing financing to clients needing a financial bridge that facilitates their business transactions between Asia and the United States.
The Bank’s three operating segments: Retail Banking, Commercial Banking and Other are based on the Bank’s core strategy. The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial and industrial (“C&I”) and CRE, primarily generates commercial loans through the efforts of the commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia. Furthermore, the Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the treasury operations of the Company and eliminations of intersegment amounts have been aggregated and included in “Other.” For complete discussion and disclosure, see the information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and Note 20 to the Company’s consolidated financial statements presented elsewhere in this report.

Market Area and Competition
The banking and financial services industry in California generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is primarily a result of changes in laws and regulations, changes in technology and product delivery systems, as well as continuing consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, and other financial services institutions. Some of these competitors are larger in total assets and capitalization and offer a broader range of financial services than the Bank.
The Bank concentrates on marketing its services in the greater Los Angeles metropolitan area and the greater San Francisco Bay area.  Greater China and other Pacific Rim countries continue to grow as California’s top trading partners.  This provides the Bank with an important competitive advantage to its customers participating in the Asia Pacific marketplace. We believe that our customers benefit from our understanding of Asian markets through our physical presence in the Greater China, our corporate and organizational ties throughout Asia, as well as our international banking products and services. We believe that this approach, combined with the extensive ties of our management and Board of Directors to the growing Asian business opportunities as well as the Chinese-American communities, provides us with an advantage in competing for customers in our market area.
Legislation and Regulatory Developments
The Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”), significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. The Dodd-Frank followed the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 in response to the economic downturn and financial industry instability. Dodd-Frank authorized the creation of the Consumer Financial Protection Bureau (“CFPB”) responsible for consumer protection in the financial services industry. Additional initiatives may be proposed or introduced before Congress, the California Legislature and other government bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions and may subject us to increased supervision, disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules, regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. In addition, the outcome of examinations, any litigation, or any investigations initiated by state or federal authorities may result in necessary changes to our operations and increased compliance costs.
Dodd-Frank impacts many aspects of the financial industry and will impact larger and smaller financial institutions and community banks differently over time.  Many of the key provisions of the Dodd-Frank affecting the financial industry are now either effective or are in the proposed rule or implementation stages.
Supervision and Regulation
General
East West and the Bank are extensively regulated under both federal and state laws. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors and the Deposit Insurance Fund administered by the FDIC and not for the benefit of stockholders. Set forth below is a brief description of key laws and regulations which relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations. The federal and state agencies regulating the financial services industry also frequently adopt changes to their regulations.
East West

As a bank holding company, and pursuant to its election of financial holding company status, East West is subject to regulation and examination by the Federal Reserve Board (“FRB”) under the BHCA and its authority to:

•	require periodic reports and such additional information as the FRB may require;

•	require the Company to maintain certain levels of capital (see “ITEM 1. BUSINESS — Supervision and Regulation — Capital Requirements”);

•
require that bank holding companies, such as the Company, serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both;

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

East West may engage in certain nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior FRB approval pursuant to its election to become a financial holding company.  As a bank holding company within the meaning of the California Financial Code, East West is subject to examination by, and may be required to file reports with, the Department of Business Oversight (“DBO”). DBO approvals may also be required for certain mergers and acquisitions.

The Bank
As a California state-chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the CFPB, DBO, and by the FRB as the Bank’s primary federal regulator. The FRB and the DBO also regulate the Bank’s foreign operations. These operations are subject to the supervisory authorities of the host countries in which the Bank’s overseas offices reside. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies.
Permissible Activities and Subsidiaries
California law permits state chartered commercial banks to engage in any activity permissible for national banks, unless such activity is expressly prohibited by state law. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to the Gramm Leach Bliley Act (“GLBA”), the Bank may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act (“CRA”). Presently, none of the Bank’s subsidiaries are financial subsidiaries.
FHLB and Federal Reserve System
The Bank is a member of the FHLB of San Francisco. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. The Bank may also access FHLB for both short-term and long-term secured borrowing sources. The FRB requires all depository institutions to maintain interest-bearing reserves at specified levels against their transaction accounts. As of December 31, 2014, the Bank was in compliance with these requirements. As a member bank, the Bank is also required to own capital stock in the Federal Reserve Bank.

Dividends and Other Transfers of Funds
Dividends from the Bank constitute the principal source of income to East West. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies have the authority to prohibit or limit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal prompt corrective action regulations, the FRB or FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” For more information, see “Capital Requirements” below.
It is FRB’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also FRB’s policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the FRB has stated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
Capital Requirements
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. The regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the International Basel Committee on Bank Supervision (“Basel Committee”). This is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply to their home jurisdiction. The federal banking agencies have adopted risk-based minimum capital adequacy guidelines for bank holding companies and banks, which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.
Under the current Basel I capital adequacy guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” currently includes common equity and trust preferred securities, is subject to certain criteria and quantitative limits. Under Dodd-Frank, depository institution holding companies, such as the Company, with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier I regulatory capital at the end of a three-year phase-out period in 2016, and may be obligated to replace any outstanding trust preferred securities issued prior to May 19, 2010, with qualifying Tier I regulatory capital during the phase-out period. Tier II capital includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. Following the phase-out period under Dodd-Frank, trust preferred securities will be treated as Tier II capital, subject to certain limits and qualifications.  The risk-based capital guidelines require a minimum ratio of qualifying total risk-based capital of 8.0% and a minimum ratio of Tier I risk-based capital of 4.0%. An institution is defined as well capitalized if its total risk-based capital ratio is 10.0% or more; its Tier 1 risk-based capital ratio is 6.0% or more; and its Tier 1 leverage ratio is 5.0% or more. Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of the bank holding company or banking organization’s Tier I capital to its total adjusted quarterly average assets (as defined for regulatory purposes). Holding companies and banks are required to maintain a minimum Tier 1 leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must be at least 5.0%. Basel I was replaced by the Basel Committee’s new Basel III capital framework effective January 1, 2015, as described in the next section.
As of December 31, 2014, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions. For complete discussion and disclosure see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital” and Note 19 to the Company’s consolidated financial statements presented elsewhere in this report.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” Basel III is designed to significantly enhance the original regulatory capital framework under Basel I. In July 2013, the FRB approved final rules implementing Basel III and certain changes required by the Dodd Frank Act, effective on January 1, 2015 (subject to a phase-in period). On July 9, 2013, the Office of the Comptroller of the Currency (“OCC”) adopted the same rules for national banks and federal savings associations, and the FDIC approved the same provisions, as an interim final rule, for state nonmember banks and state savings associations. The final rules apply to all depository institutions and top-tier bank holding companies with assets of $500 million or more.
The Basel III capital rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Basel III capital rules, for most banking organizations, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, which in each case, are subject to the Basel III capital rules’ specific requirements. Under the Basel III capital rules, the following are the initial minimum capital ratios applicable to the Company and the Bank as of January 1, 2015:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 leverage ratio.

The Basel III capital rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain this additional capital conservation buffer of 2.5% of CET1, resulting in the following minimum capital ratios:

•	4.5% CET1 to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%;

•	6.0% Tier 1 capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of at least 8.5%;

•	8.0% total capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of at least 10.5%; and

•	4.0% Tier 1 leverage ratio.

The Basel III capital rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights , (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). In addition, under the current capital standards, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in stockholders’ equity (for example, unrealized gains or losses on securities held in the available-for-sale portfolio) under U.S. GAAP are excluded for the purposes of determining regulatory capital ratios. Under the Basel III capital rules, the effects of certain AOCI items are not excluded; however, nonadvanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company and the Bank’s periodic regulatory reports in the beginning of 2015. At this time, the Company and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale securities portfolio.

The Basel III capital rules prescribe a new standardized approach for risk weightings that expand the risk weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, depending on the nature of the assets. Additional aspects of the Basel III capital rules that are more relevant to the Bank include:

•
consistent with the current risk-based capital rules, assigning exposures secured by single family residential properties to either a 50% risk weight for first-lien mortgages that meet prudential underwriting standards or a 100% risk weight category for all other mortgages;

•	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%);

•
assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (currently set at 100%), except for those secured by single family residential properties, which will be assigned a 100% risk weight, consistent with the current risk-based capital rules;

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility CRE acquisition, development and construction loans; and

•
applying a 250% risk weight to the portion of MSRs and DTAs arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (currently set at 100%).

Based on our current interpretation of the Basel III capital rules, the Company believes that both the Company and the Bank would have met all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if such requirements were effective as of December 31, 2014.

With respect to the Bank, the Basel III capital rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (“FDIA”) requires federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The current relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio. Under the current prompt corrective action provisions of the FDIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

“Well capitalized”	“Adequately capitalized”
Tier 1 leverage ratio of 5% or greater	Tier 1 leverage ratio of at least 4%
Tier 1 risk-based capital of 6% or greater	Tier 1 risk-based capital of at least 4%, or
Total risk-based capital of 10% or greater, and	Total risk-based capital of at least 8%.
Not subject to a written agreement, order, capital directive or prompt corrective action directive requiring a specific capital level.

“Undercapitalized”	“Significantly undercapitalized”
Tier 1 leverage ratio less than 4%	Tier 1 leverage ratio less than 3%
Tier 1 risk-based capital of 4%, or	Tier 1 risk-based capital of 3%, or
Total risk-based capital less than 8%.	Total risk-based capital less than 6%.

“Critically undercapitalized”
Tangible equity to total assets less than 2%.
The Basel III capital rules, as promulgated by the FRB, revise the current prompt corrective action requirements effective January 1, 2015. Under the new rules, a bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, common equity Tier 1 capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, common equity Tier 1 capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, common equity Tier 1 capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, common equity Tier 1 capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity (defined as Tier 1 capital plus non-Tier 1 perpetual preferred stock) is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
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

Stress Testing
The Dodd-Frank Act requires stress testing of bank holding companies and banks that have more than $10 billion but less than $50 billion of consolidated assets (“$10 - $50 billion companies”). Additional stress testing is required for banking organizations having $50 billion or more of assets. $10 - $50 billion companies, including the Company and the Bank, are required to conduct annual company-run stress tests under rules the federal bank regulatory agencies issued in October 2012. Stress tests assess the potential impact of scenarios on the consolidated earnings, balance sheet and capital of a bank holding company or bank over a designated planning horizon of nine quarters, taking into account the organization’s current condition, risks, exposures, strategies, activities and such factors as the regulators may request of a specific organization. Each banking organization’s board of directors and senior management are required to approve and review the policies and procedures of their stress testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization’s capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks, and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. Public disclosure of stress test results for $10 - $50 billion companies is required beginning in 2015. The Company is in the process of preparing its stress tests.

FDIC Deposit Insurance

The FDIC insures our customer deposits through the Deposit Insurance Fund of the FDIC up to prescribed limits for each depositor. The Bank is subject to deposit insurance assessments as determined by the FDIC. The FDIC established a minimum ratio of deposit insurance reserves in the Deposit Insurance Fund (“DIF”) to estimated insured deposits of 1.15% until September 2020 and 1.35% thereafter. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required.
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
Federal Banking Agency Compensation Guidelines
Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In June 2010, the federal banking agencies issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.
In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting certain incentive-based payment arrangements. These regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized.

The scope, content and application of the U.S. banking regulators’ policies on incentive compensation continue to evolve. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company and the Bank to hire, retain and motivate key employees.
Operations and Consumer Compliance Laws
The Bank must comply with numerous federal anti-money laundering and consumer privacy and protection statutes and regulations. The CFPB is directed to prevent unfair, deceptive and abusive practices and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The CFPB has authority under the Dodd-Frank Act to enforce and issue rules and regulations implementing existing consumer protection laws and responsibility for all such existing regulations. Depository institutions with assets exceeding $10 billion (such as the Bank), their affiliates, and other “larger participants” in the markets for consumer financial services (as determined by the CFPB) are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish.

Under the Dodd-Frank Act, regulators were required to mandate specific underwriting criteria to support a reasonable, good faith determination by lenders of a consumer’s ability to repay a mortgage. The CFPB by amendment to Regulation Z, which implements the Truth in Lending Act and took effect on January 10, 2014, has defined what would be considered a “qualified mortgage.”  Another Dodd-Frank provision requires banks and other mortgage lenders to retain a minimum 5% economic interest in mortgage loans sold through securitizations unless the loans meet a definition of a “qualified residential mortgage.”

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
Employees
East West does not have any employees other than officers who are also officers of the Bank. Such employees are not separately compensated for their employment with the Company. As of December 31, 2014, the Bank had a total of 2,618 full-time employees and 72 part-time employees and East West Insurance had a total of 19 full-time employees. None of the employees are represented by a union or collective bargaining group. The management of the Bank and East West Insurance each believe that their respective employee relations are satisfactory.
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

Executive Officers of the Registrant
The following table presents the executive officers of the Company, their positions, and their ages. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

Name	Age (1)	Position with Company or Bank and Prior Positions
Dominic Ng	56	Chairman and Chief Executive Officer of the Company and the Bank since 1992.
Julia S. Gouw	55	President and Chief Operating Officer of the Company and the Bank since 2009; 1994 - 2008: Executive Vice President and Chief Financial Officer of the Company and the Bank.
Wendy Cai-Lee	40
Executive Vice President and Head of U.S. Eastern and Texas Regions since 2014;
2011 - 2014: Senior Managing Director and Head of U.S. Eastern and Texas Regions;
2009 - 2011: Managing Director at Deloitte & Touche LLP.

Ming Lin Chen	54	Executive Vice President and Head of Retail and Banking Operations of the Bank since 2009.
William H. Fong	67	Executive Vice President and Head of Northern California Commercial Lending Division of the Bank since 2006.
Karen A. Fukumura	50	Executive Vice President and Head of Change Execution of the Bank since 2013; 2008 - 2012: Executive Vice President and Head of Retail Banking of the Bank.
John R. Hall	59	Executive Vice President and Chief Credit Officer of the Bank since 2010; 2004 - 2010: Regional Vice President of Commercial Banking Office in Los Angeles at Wells Fargo Bank.
Douglas P. Krause	58	Executive Vice President, Chief Risk Officer, General Counsel, and Secretary of the Company and the Bank since 1996.
Robert Lo	50
Executive Vice President and Head of Commercial Real Estate Banking of the Bank since 2014; 2013 - 2014: Senior Vice President and Head of Commercial Real Estate Banking of the Bank; 2007 - 2013: Senior Vice President and Manager of Corporate Banking Division of the Bank.

Irene H. Oh	37	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2010; 2008 - 2010: Senior Vice President and Director of Corporate Finance.
Bennett Pozil	53	Executive Vice President and Head of Corporate Banking of the Bank since 2011; 2008 - 2011: President of Match Point Holdings, LLC.
Andy Yen	57
Executive Vice President and Head of International Banking and the Business Banking Division of the Bank since 2013; 2005 - 2013: Executive Vice President and Director of the Business Banking Division of the Bank.

(1) As of March 2, 2015.

ITEM 1A.  RISK FACTORS
Risk Factors That May Affect Future Results
Together with the other information on the risks we face and our management of risk contained in this Annual Report or in other SEC filings, the following presents significant risks which may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results, cash flows and prospects, and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also impair our business operations and results.
Recent changes in banking regulation may adversely affect our business. Regulation of the financial services industry continues to undergo major changes. Dodd-Frank significantly revises and expands the rulemaking, supervisory and enforcement authority of federal bank regulators. Dodd-Frank addresses many areas which may affect our operations and costs immediately or in the future. Among other provisions, Dodd-Frank:

•	imposes new capital requirements on bank holding companies and eliminates certain trust preferred securities from Tier 1 capital;

•	revises the FDIC’s insurance assessment methodology so that premiums are assessed based upon the average consolidated total assets of a bank less tangible equity capital;

•	expands the FDIC’s authority to raise insurance premiums and permanently raises the current standard deposit insurance limit to $250,000;

•	allows financial institutions to pay interest on business checking accounts;

•	authorizes nationwide interstate de novo branching for banks;

•	limits interchange fees payable on debit card transactions;

•	establishes the CFPB to promulgate and enforce consumer protection regulations relating to financial products and services offered by banks and nonbank finance companies;

•	contains provisions that affect corporate governance and executive compensation;

•	restricts proprietary trading by financial institutions, their owning or sponsoring hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.
The CFPB has adopted revisions to Regulation Z, which implements the Truth in Lending Act, pursuant to Dodd-Frank. The revisions went into effect on January 10, 2014 and apply to all consumer mortgages, except home equity lines of credit (“HELOCs”), timeshare plans, reverse mortgages and temporary loans.  The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards.  This may impact our underwriting of single family residential loans and the resulting unknown effect on potential delinquencies. In particular, the revisions prevent us from making “no documentation” and “low documentation” home loans, because the rules require determining a consumer’s ability to pay based in part on verified and documented information. Low documentation loans represent a substantial portion of our single family residential loan portfolio. Accordingly, these new provisions may adversely affect the growth in the residential loan portfolio.
Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the FRB, adopted final rules implementing the Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of Dodd-Frank. The final rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. The final rules were effective April 1, 2014, but the conformance period was extended from its statutory date of July 21, 2014 until July 21, 2016.

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
On July 2, 2013, the FRB approved the final rules implementing Basel III capital adequacy. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets to 6.0%.  On July 9, 2013, the OCC adopted the same rules for national banks and federal savings associations, and the FDIC approved the same provisions, as an interim final rule, for state nonmember banks and state savings associations.  The phase-in period for the final rules began for us on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Based on our current interpretation of the Basel III capital rules, the Company believes that both the Company and the Bank would have met all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if such requirements were effective as of December 31, 2014.

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

 Adverse conditions in Asia could adversely affect our business.  A substantial number of our customers have economic and cultural ties to Asia. The Bank’s presence includes five full-service branches in Greater China, located in Hong Kong, two in Shanghai including one in the Shanghai Pilot Free Trade Zone, Shantou and Shenzhen. The Bank also has five representative offices in Greater China located in Beijing, Chongqing, Guangzhou, Xiamen and Taiwan. As a result, our business and results of operations may be impacted by adverse economic and political conditions in Asia and, in particular, in China. Volatility in the Shanghai and Hong Kong stock exchanges and/or a potential dramatic fall in real estate prices in China, among other things, may negatively impact asset values and the profitability and liquidity of our customers who operate in this region. Pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. United States and global economic policies, military tensions, and unfavorable global economic conditions may also adversely impact the Asian economies. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities.
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

United States and international financial markets and economic conditions, particularly in California, could adversely affect our liquidity, results of operations and financial condition.  Our business, earnings and profitability are highly sensitive to general economic, political and industry conditions. While the United States is slowly recovering from the recent economic crisis, the pace of recovery is slow and there can be no assurance that these conditions will continue to improve or worsen. Business activity across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty. Although the Company and the Bank remain well capitalized and have not suffered any significant liquidity issues as a result of the most recent economic downturn, the cost and availability of funds may be adversely impacted by illiquid credit markets and the demand for our products and services may be impacted as our borrowers and customers may continue to experience the impact of the recession, and the economic pressure and uncertainty regarding continuing economic improvement may adversely impact their business activities. In view of the concentration of our operations and the collateral securing our loan portfolio primarily in Northern and Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California, where our business is concentrated. In addition, the duration of the current economic conditions is unknown and may exacerbate the Company’s exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Any turbulence in the United States and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.
We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.  During the year ended December 31, 2014, we recorded a $44.1 million provision for loan losses on non-covered loans and charged off $39.8 million, gross of $13.5 million in recoveries on non-covered loans. The Bank has a concentration of real estate loans in California, including the areas of Los Angeles, Riverside, San Bernardino and Orange counties. Potential further deterioration in the real estate market generally and residential homes in particular could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital.
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

A portion of our loan portfolio is secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets.  A decline in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. A significant portion of our real estate collateral is located in California. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Furthermore, a significant portion of our loan portfolio is comprised of CRE. CRE and multifamily loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse effect on our business.
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
We are subject to environmental liability risk associated with lending activities. A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses which may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
Failure to keep pace with technological change could adversely affect our business. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
If our goodwill were determined to be impaired, it would result in a charge against earnings and thus a reduction in our stockholders’ equity. We test goodwill for impairment on an annual basis, or more frequently, if necessary. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If we were to determine that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the value of the goodwill on our balance sheet, adversely affecting our earnings as well as our capital.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company currently neither owns nor leases any real or personal property. The Company uses the premises, equipment, and furniture of the Bank. The Agency also currently conducts its operations in one of the administrative offices of the Bank. The Company is currently reimbursing the Bank for the Agency’s use of this facility.

The Bank owns the buildings and land at 33 of its retail branches and offices. Four of these retail branch locations are either attached or adjacent to offices that are being used by the Bank to house various administrative departments. All other branch and administrative locations are leased by the Bank, with lease expiration dates ranging from 2015 to 2032, exclusive of renewal options.

The Company believes that its existing facilities are adequate for its present purposes. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

As of December 31, 2014, the Bank’s consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $180.9 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2014 was $63.8 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $26.2 million during 2014.

ITEM 3.  LEGAL PROCEEDINGS

See Litigation and Regulatory Matters in Note 15 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “EWBC.” The following tables presents the range of closing sales prices and dividend information for the Company’s common stock for the years ended December 31, 2014 and 2013.

	2014
	High	Low	Dividends
First quarter	$38.26	$31.62	$0.18 cash dividend
Second quarter	$36.98	$32.19	$0.18 cash dividend
Third quarter	$36.95	$33.04	$0.18 cash dividend
Fourth quarter	$39.71	$30.50	$0.18 cash dividend

	2013
	High	Low	Dividends
First quarter	$25.78	$22.11	$0.15 cash dividend
Second quarter	$27.68	$22.56	$0.15 cash dividend
Third quarter	$31.98	$27.55	$0.15 cash dividend
Fourth quarter	$35.43	$31.89	$0.15 cash dividend

On January 21, 2015, dividends for the Company’s common stock were declared for the first quarter of 2015 in the amount of $0.20 payable on or about February 17, 2015 to stockholders of record on February 2, 2015. This represents an increase of $0.02 per share, or an 11% increase from the prior quarterly dividend of $0.18 per share.

The closing price of our common stock on January 31, 2015 was $36.18 per share, as reported by the NASDAQ Global Select Market. As of January 31, 2015, 143,583,710 shares of the Company’s common stock were held by 806 stockholders of record and by approximately 76,400 of additional stockholders whose shares were held for them in street name or nominee accounts.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to East West, see “Item 1. BUSINESS – Supervision and Regulation—Dividends and Other Transfers of Funds” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Liability and Market Risk Management - Liquidity” presented elsewhere in this report.

Stock Performance Graph

The following table and graph compare yearly percentage change in the Company’s cumulative total return on its common stock with the cumulative total returns of the Standard & Poor’s 500 Index, SNL Western Bank Index and SNL Bank and Thrift Index over the five-year period ended on December 31, 2014.  The graph below assumes that $100 was invested in EWBC’s common stock and in each index at the beginning of the five-year period shown and that all dividends were reinvested. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.  The information set forth under the heading “Stock Performance Graph” shall not be deemed “soliciting material” or to be “filed” with the Commission except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

	December 31,
Index	2009	2010	2011	2012	2013	2014
East West Bancorp, Inc.	100.00	124.03	126.36	140.04	232.90	263.18
SNL Western Bank Index	100.00	113.31	102.37	129.18	181.76	218.14
SNL Bank and Thrift	100.00	111.64	86.81	116.57	159.61	178.18
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Source: SNL Financial LC, Charlottesville, VA, (434) 977-1600, www.snl.com

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 17, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company did not repurchase any shares under this program during 2013 and 2014.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere in this report. Certain items in the consolidated balance sheet and the consolidated statements of income were reclassified for prior years to conform to the 2014 presentation. These reclassifications did not affect previously reported net income.

	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Summary of Operations:
Interest and dividend income	$1,153,698	$1,068,685	$1,051,095	$1,080,448	$1,095,831
Interest expense	112,820	112,492	132,168	177,422	201,117
Net interest income before provision for loan losses	1,040,878	956,193	918,927	903,026	894,714
Provision for loan losses on non-covered loans	44,125	18,336	60,168	92,584	195,934
Provision for loan losses on covered loans	5,033	4,028	5,016	2,422	4,225
Net interest income after provision for loan losses	991,720	933,829	853,743	808,020	694,555
Noninterest (loss) income (1)	(11,714)	(92,468)	(5,618)	10,924	39,270
Noninterest expense	564,551	415,511	422,533	435,610	477,916
Income before provision for income taxes	415,455	425,850	425,592	383,334	255,909
Provision for income taxes	72,972	130,805	143,942	138,100	91,345
Net income	342,483	295,045	281,650	245,234	164,564
Preferred stock dividends, amortization of preferred stock discount, and inducement of preferred stock conversion	—	3,428	6,857	6,857	43,126
Net income available to common stockholders	$342,483	$291,617	$274,793	$238,377	$121,438

Per Common Share:
Basic earnings	$2.39	$2.11	$1.92	$1.62	$0.88
Diluted earnings	$2.38	$2.10	$1.89	$1.60	$0.83
Dividends declared	$0.72	$0.60	$0.40	$0.16	$0.04
Book value	$19.85	$17.18	$16.39	$14.92	$13.67

Average Common Shares Outstanding:
Basic	142,952	137,342	141,457	147,093	137,478
Diluted	143,563	139,574	147,175	153,467	147,102
Common shares outstanding at period-end	143,582	137,631	140,294	149,328	148,543

At Year End:
Total assets	$28,738,049	$24,730,068	$22,536,110	$21,968,667	$20,700,537
Non-covered loans, net of allowance	$19,994,081	$15,412,715	$11,710,190	$10,061,788	$8,430,199
Covered loans, net of allowance	$1,474,189	$2,187,898	$2,935,595	$3,923,142	$4,800,876
Investment securities	$2,626,365	$2,733,797	$2,607,029	$3,072,578	$2,875,941
Customer deposits	$24,008,774	$20,412,918	$18,309,354	$17,453,002	$15,641,259
Long-term debt	$225,848	$226,868	$137,178	$212,178	$235,570
Federal Home Loan Bank advances	$317,241	$315,092	$312,975	$455,251	$1,214,148
Stockholders’ equity	$2,850,568	$2,364,225	$2,382,122	$2,311,743	$2,113,931

Financial Ratios:
Return on average assets	1.24%	1.25%	1.29%	1.14%	0.82%
Return on average equity	12.61	12.59	12.14	10.98	7.02
Common dividend payout ratio	30.37	28.57	20.96	10.02	4.57
Average stockholders’ equity to average assets	9.83	9.95	10.62	10.36	11.62
Net interest margin	4.03	4.38	4.63	4.66	5.05

Asset Quality Ratios:
Net charge-offs on non-covered loans to average total non-covered loans	0.14%	0.03%	0.38%	1.16%	2.35%
Nonperforming assets to total assets	0.45	0.53	0.63	0.80	0.94
Allowance for loan losses on non-covered loans to total gross non-covered loans	1.27	1.54	1.92	2.04	2.64

(1)
Changes in FDIC indemnification asset and receivable/payable was a charge of $201.4 million, $228.6 million, $122.3 million, $100.1 million and $83.2 million in 2014, 2013, 2012, 2011 and 2010, respectively. There were no other-than-temporary impairment (“OTTI”) charges related to investment securities in 2014 and 2013. 2012, 2011 and 2010 include OTTI charges related to investment securities of $99 thousand, $633 thousand and $16.7 million, respectively. Pre-tax gain on acquisition was $22.9 million in 2010.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. All of our significant accounting policies are described in Note 1 to our consolidated financial statements presented elsewhere in this report and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies, by their nature, are inherently subject to estimates, valuation assumptions and other subjective assessments. In addition, certain accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the necessary judgments to prepare the consolidated financial statements.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, in many cases, requires management to make a number of significant judgments. Based on the observability of the inputs used in the valuation techniques, the Company classifies its assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. In determining the fair value of financial instruments, the Company uses market prices of the same or similar instruments whenever such prices are available. The Company does not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques incorporate management’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

The Company records certain financial instruments such as investment securities available-for-sale, derivative assets and liabilities at fair value on a recurring basis. Certain financial statement line items such as impaired loans, other real estate owned are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements generally involve assets that are periodically evaluated for impairment.

For a complete discussion on our fair value valuation of financial instruments, our related measurement techniques, and the impact to our consolidated financial statements, see Note 3 to the Company’s consolidated financial statements presented elsewhere in this report.

Investment Securities

The accounting for investment securities are discussed in detail in Note 1 to the Company’s consolidated financial statements presented elsewhere in this report. The fair values of the investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. The Company performs a monthly analysis on the broker quotes and pricing service values received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. The Company ensures prices received from independent brokers represent a reasonable estimate of the fair value through the use of observable market inputs including comparable trades, yield curve, spreads and, when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize proprietary models that include observable market based inputs. Additionally, the majority of these independent broker quotations are non-binding.

For broker prices obtained on certain investment securities that we believe are based on forced liquidation or distressed sale values in inactive markets, the Company individually examines these securities for the appropriate valuation methodology based on a combination of the market approach reflecting current broker prices and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes assumptions such as constant prepayment rate, constant default rate, loss severity for deferrals/defaults, and discount margin.

Available-for-sale debt and marketable equity securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. In determining whether an impairment is other than temporary, the Company considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, changes in the securities’ ratings and other qualitative factors, as well as whether the Company either plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of the amortized cost. If the impairment of the available-for-sale debt security is credit-related, an OTTI loss is recorded in earnings. For available-for-sale debt securities, the non-credit-related impairment loss is recognized in accumulated other comprehensive income (“OCI”). If the Company intends to sell an available-for-sale debt security or believes it will more-likely-than-not be required to sell a security, the Company records the full amount of the impairment loss as an OTTI loss. Available-for-sale marketable equity securities are carried at fair value with net unrealized gains and losses included in accumulated OCI on an after-tax basis. If there is an other-than-temporary decline in the fair value of any individual available-for-sale marketable equity security, the cost basis is reduced and the Company reclassifies the associated net unrealized loss out of accumulated OCI with a corresponding charge to the consolidated income statement.

The Company considers available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows in making its OTTI assessment for its portfolio of trust preferred securities. The Company considers factors such as remaining payment terms of the security, prepayment speeds, expected defaults, the financial condition of the issuer(s), and the value of any underlying collateral.

Purchased Credit Impaired Loans

Acquired loans, in accordance with ASC 805, Business Combinations, are recorded at fair value as of their acquisition date. Loans purchased with evidence of credit deterioration since origination, purchased credit impaired (“PCI”) loans, for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Under ASC 310-30, loans are recorded at fair value at their acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. In situations where loans have similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.

The cash flows expected over the life of the pools are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows.

At acquisition, the excess of the expected cash flows at acquisition over the recorded investment is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the expected cash flows is considered to be the nonaccretable difference. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of the fair value that are probable are recorded as an adjustment to the accretable difference on a prospective basis. Any subsequent decreases in cash flow over those expected at purchase date that are probable and significant are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

Loans acquired in FDIC-assisted acquisitions that are subject to FDIC shared-loss agreements (“shared-loss agreements”) are referred to as covered loans. Covered loans are reported exclusive of the expected cash flow reimbursements expected to be collected from the FDIC. At the date of acquisition, all covered loans were accounted for under ASC 805 and ASC 310-30.

FDIC Indemnification Asset/Payable to FDIC, net

In conjunction with the FDIC-assisted acquisitions of WFIB and UCB, the Bank entered into shared-loss agreements with the FDIC. At the date of the acquisition, the amounts receivable under the shared-loss agreements with the FDIC related to covered loans and covered other real estate owned (“OREO”). The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreements. The Company has elected to account for amounts receivable under the shared-loss agreements as an indemnification asset in accordance with ASC 805. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is reviewed on a quarterly basis and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Over the life of the FDIC indemnification asset, increases and decreases are recorded as adjustments to noninterest income. Due to continued payoffs and improved credit performance of the covered loan portfolio as compared to our original estimates, the expected reimbursement from the FDIC under the shared-loss agreements has decreased and a payable to FDIC, net has been recorded. Additionally, the FDIC proportionately shares recoveries recognized on previously charged off covered loans.

Allowance for Loan Losses

Our process for determining the allowance for loan losses is discussed in the “Allowance for Loan Losses” section of Note 1 to the Company’s consolidated financial statements and “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Allowance for Loan Losses” presented elsewhere in this report. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, and geographic concentrations.

As the Company adds new products, increases the complexity of our loan portfolio, and expands our geographic coverage, the Company will continue to enhance the methodology to keep pace with the size and complexity of the loan portfolio and the changing credit environment. Changes in any of the factors cited above could have a significant impact on the loan loss calculation. The Company believes that our methodologies currently employed continue to be appropriate given our size and level of complexity. This discussion should also be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere in this report. See Note 8 and 9 to the Company’s consolidated financial statements.

Goodwill Impairment

Under ASC 350, Intangibles—Goodwill and Other, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company’s major operating segments identified in Note 20 to the Company’s consolidated financial statements presented elsewhere in this report). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. In order to determine the fair value of the reporting units, a combined income approach and market approach was used. Under the income approach, the Company provided a net income projection and a terminal growth rate was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. Under the combined income and market approach, the value from each approach was weighted based on management’s perceived risk of each approach to determine the fair value. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. For complete discussion and disclosure see Note 11 to the Company’s consolidated financial statements presented elsewhere in this report.

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

Share-Based Compensation

The Company accounts for share-based awards to employees, officers, and directors in accordance with the provisions of ASC 505, Equity, and ASC 718, Compensation—Stock Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

The Company grants nonqualified stock options and restricted share awards, which include a service condition for vesting. Additionally, some of our stock awards include a company financial performance requirement for vesting. The stock option awards vest in three to four years from the grant date. Restricted share awards vest ratably in three or five years or cliff vest in five years from the date of grant. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

The Company uses an option-pricing model to determine the grant-date fair value of our stock options which is affected by assumptions regarding a number of complex and subjective variables. The Company makes assumptions regarding expected term, expected volatility, expected dividend yield, and risk-free interest rate in determining the fair value of our stock options. The expected term represents the weighted-average period that stock options are expected to remain outstanding. The expected term assumption is estimated based on the stock options’ vesting terms and remaining contractual life and employees’ historical exercise behavior. The expected volatility is based on the historical volatility of the Company’s common stock over a period of time equal to the expected term of the stock options. The dividend yield assumption is based on the Company’s current dividend payout rate on its common stock. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant appropriate for the term of the employee stock options.

For restricted share awards, the grant-date fair value is measured at the fair value of the Company’s common stock as if the restricted share was vested and issued on the date of grant.

As share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and are reviewed annually for reasonableness. If the estimated forfeitures are revised, a cumulative effect of a change in estimated forfeitures for current and prior periods are recognized in compensation cost in the period of change. Share-based compensation is discussed in more detail in Note 1 and Note 16 to the Company’s consolidated financial statements presented elsewhere in this report.
New Accounting Pronouncements Adopted

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 eliminates diversity in practice as it provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this guidance in first quarter 2014 with prospective application to all unrecognized tax benefits that exist at the effective date. ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in-substance repossession or foreclosure occurs that would require a transfer of mortgage loans collateralized by residential real estate properties to OREO. The standard permits the use of either a modified retrospective or prospective transition method.  ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In May 2014, The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends  existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate.  ASC 606 establishes a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required.  ASC 606 is effective for interim and annual periods beginning after December 15, 2016 and is applied on either a modified retrospective or full retrospective basis. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statements.

Business Overview and Strategy

East West Bancorp, Inc. is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Pasadena-based wholly-owned subsidiary, East West Bank, which may be referred to as the “Bank”. When we say “we,” “our” or the “Company,” we mean the Company on a consolidated basis with the Bank. When we refer to “East West” or to the holding company, we are referring to the parent company on a stand-alone basis.

The Company’s vision is to serve as the financial bridge between the United States and Greater China. The Company’s primary strategy to achieving this vision is to grow our business so that we are able to reach more customers with our cross-border products and capabilities. During the fourth quarter of 2014, we opened two new branches in Greater China, in Shenzhen and in the Shanghai Pilot Free Trade Zone. With these additional branches, we will be better positioned to assist our customers and facilitate their financial needs between Greater China and the U.S.

On January 17, 2014, the Company completed the acquisition of MetroCorp, parent of MetroBank, N.A. and Metro United Bank. MetroCorp, headquartered in Houston, Texas, operated 19 branch locations within Texas and California under its two banks. The Company acquired MetroCorp to further expand its presence, primarily in Texas, within the markets of Houston and Dallas, and in California, within the San Diego market. The purchase consideration was satisfied with two thirds in East West Bank common stock and one third in cash. The fair value of the consideration transferred in the acquisition of MetroCorp was $291.4 million, which consisted of 5,583,093 shares of East West common stock fair valued at $190.8 million at the date of acquisition and $89.4 million in cash, $2.4 million of additional cash to MetroCorp stock option holders and a MetroCorp warrant, fair valued at $8.8 million, assumed by the Company. Approximately $1.70 billion of assets were acquired and $1.41 billion of liabilities were assumed.

For the year ended December 31, 2014, net income totaled a record $342.5 million, a $47.4 million or 16% increase from $295.0 million for the year ended December 31, 2013. Diluted earnings per share totaled $2.38 for the year ended December 31, 2014, an increase of $0.28 or 13% from $2.10 in 2013. Net interest margin, defined as net interest income divided by average earning assets, decreased by 35 basis points to 4.03% for the year ended December 31, 2014, from 4.38% during the same period in 2013. The $80.8 million or 87% decrease in noninterest loss from $92.5 million for the year ended December 31, 2013 to $11.7 million for the year ended December 31, 2014 was mainly due to increases in net gains on loan sales, changes in FDIC indemnification asset and receivable/payable and other commission and fee income. The $149.0 million or 36% increase in noninterest expense from $415.5 million for the year ended December 31, 2013 to $564.6 million for the year ended December 31, 2014 was mainly due to an increases in compensation and employee benefits, amortization of investments in affordable housing partnerships and other tax credit investments, legal expenses and other operating expenses. The effective tax rate was 17.6% for the year ended December 31, 2014, compared to 30.7% for the same period in 2013. The lower effective tax rate in 2014 compared to 2013 was mainly due to the additional purchases of affordable housing partnership and other tax credit investments.

Over the last year, the Company’s total assets have increased $4.01 billion or 16% from $24.73 billion as of December 31, 2013 to $28.74 billion as of December 31, 2014. This increase is attributable to our organic growth and the MetroCorp acquisition. Total non-covered gross loans held for investment as of December 31, 2014 was $20.25 billion, an increase of $4.57 billion or 29% compared to $15.68 billion as of December 31, 2013. The MetroCorp acquisition added $1.19 billion of loans. Excluding the MetroCorp acquisition, non-covered loan growth for the year ended December 31, 2014 was $3.38 billion or 22%, largely driven by growth in C&I.

Covered loans totaled $1.48 billion as of December 31, 2014, a decrease of $717.9 million or 33% from December 31, 2013. The covered loan portfolio is comprised of loans acquired from the FDIC-assisted acquisitions of UCB and WFIB which are covered under shared-loss agreements with the FDIC. The decrease in the covered loan portfolio was primarily due to payoffs and paydown activities. For the year ended December 31, 2014, we recorded a net decrease in the FDIC indemnification asset receivable/payable included in noninterest loss of $201.4 million, largely due to continued payoffs and the continuing improved credit performance of the UCB portfolio, as compared to our original estimate.

Loans held for sale decreased $159.0 million or 78% from $205.0 million as of December 31, 2013 to $46.0 million as of December 31, 2014. The majority of loans sold during 2014 were comprised of student loans.

As a result of continued credit quality improvement, non-covered nonperforming assets, as of December 31, 2014, decreased to $128.7 million, a decrease of $1.9 million or 1% from the prior year. The provision for loan losses for non-covered loans of $44.1 million for the year ended December 31, 2014, as compared to the prior year of $18.3 million was primarily due to the growth in the non-covered loan portfolio. Additionally, non-covered nonaccrual loans comprised $101.0 million or 0.50% of total gross non-covered loans as of December 31, 2014.

Total deposits were $24.01 billion as of December 31, 2014, an increase of a $3.60 billion or 18% from $20.41 billion as of December 31, 2013. Excluding the MetroCorp acquisition, deposit growth for the year ended December 31, 2014 was $2.28 billion or 11%. Core deposits grew to a record $17.90 billion, an increase of $3.31 billion or 23% year-over-year. As of December 31, 2014, the Company’s $24.01 billion deposit portfolio was comprised of $7.38 billion or 31% of noninterest-bearing demand deposits, $10.52 billion or 44% of money-market, interest-bearing checking and savings deposits and $6.11 billion or 25% of time deposits.

Since the acquisition of the loans and deposits of UCB five years ago, the Company has transformed its balance sheet by increasing diversification in both loans and deposits, while shedding most of the $1.26 billion of nonperforming loans acquired from UCB. Additionally, loan portfolios have been substantially diversified and the Company has reduced its CRE concentration. In anticipation of a rising interest rate environment, core commercial deposits have been strategically increased.

The Company is focused on active capital management and is committed to maintaining strong capital levels that exceed regulatory requirements, while also supporting balance sheet growth and providing a strong return to stockholders. Capital levels for the Company remained strong. As of December 31, 2014, the Company’s Tier 1 risk-based capital and total risk-based ratios were 11.0% and 12.6%, respectively, greater than the well capitalized requirements of 6.0% and 10.0%, respectively.

Results of Operations

Net income for the year ended December 31, 2014 increased $47.5 million or 16% to $342.5 million as compared to net income of $295.0 million for the year ended December 31, 2013. Net income for the year ended December 31, 2013 increased $13.3 million or 5% from $281.7 million for the year ended December 31, 2012. These continued increases in net income are largely the result of strong loan growth, maintaining high credit quality, and steady growth in lower cost deposits.

The Company’s return on average assets was 1.24% for the year ended December 31, 2014, compared to 1.25% and 1.29% for the same periods in 2013 and 2012, respectively. The return on average equity was 12.61% for the year ended December 31, 2014, compared to 12.59% and 12.14% for the same periods in 2013 and 2012, respectively. These relatively stable returns on equity reflect the Company’s ability to maintain increasing profitability while expanding the loan and deposit base.

Table 1: Components of Net Income

	Year Ended December 31,
	2014	2013	2012
	($ in millions)
Net interest income	$1,040.9	$956.2	$918.9
Provision for loan losses on non-covered loans	(44.1)	(18.3)	(60.2)
Provision for loan losses on covered loans	(5.0)	(4.0)	(5.0)
Noninterest loss	(11.7)	(92.5)	(5.6)
Noninterest expense	(564.6)	(415.5)	(422.5)
Provision for income taxes	(73.0)	(130.8)	(143.9)
Net income	$342.5	$295.0	$281.7
Return on average assets	1.24%	1.25%	1.29%
Return on average equity	12.61%	12.59%	12.14%

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other interest-earning assets less the interest expense on deposits, borrowings and other interest-bearing liabilities. Net interest income for the year ended December 31, 2014 totaled $1.04 billion, an increase of $84.7 million or 9% over net interest income of $956.2 million for the same period in 2013. The increase in net interest income between 2014 and 2013 was primarily due to the increase in the volume of non-covered loans, partially offset by the decrease in volume of covered loans. In comparison, net interest income for the year ended December 31, 2013 totaled $956.2 million, an increase of $37.3 million or 4% increase over net interest income of $918.9 million for the year ended December 31, 2012. The increase in net interest income between 2013 and 2012 was primarily due to the increase in volume of non-covered loans and yields of covered loans, partially offset by a decrease in the volume of covered loans and yields of non-covered loans.

Net interest margin, defined as net interest income divided by average earning assets, decreased by 35 basis points to 4.03% for the year ended December 31, 2014, from 4.38% for the same period in 2013. For the year ended December 31, 2014, net interest margin decreased as compared to the same period in 2013, primarily due to a decrease in discount accretion from covered loans as the covered loan portfolio continues to payoff and paydown. The interest income on covered loans was $277.1 million and $395.2 million with a resulting yield of 15.31% and 15.55% for the years ended December 31, 2014 and 2013, respectively. Net interest margin decreased 25 basis points for the year ended December 31, 2013, from 4.63% for the same period in 2012. The decrease was primarily due to decrease in discount accretion from covered loans similar to the year ended December 31, 2014.

The following table presents the interest rate spread, net interest margin, average balances, interest income and expense, and the average yield rates by asset and liability component for the years ended December 31, 2014, 2013 and 2012:

Table 2: Summary of Selected Financial Data

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate	Average Balance	Interest	Average Yield Rate
	($ in thousands)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,469,200	$23,214	1.58%	$1,184,709	$17,340	1.46%	$1,457,153	$22,316	1.53%
Securities purchased under resale agreements	1,340,411	20,323	1.52%	1,503,014	21,236	1.41%	1,267,284	20,392	1.61%
Investment securities available-for-sale (1) (2)	2,540,228	44,684	1.76%	2,729,019	43,846	1.61%	2,475,489	58,184	2.35%
Non-covered loans (3) (4)	18,542,476	782,135	4.22%	13,734,759	584,164	4.25%	11,023,745	515,378	4.68%
Covered loans (4)	1,809,342	277,070	15.31%	2,541,238	395,230	15.55%	3,445,693	430,152	12.48%
Federal Home Loan Bank and Federal Reserve Bank stock	96,921	6,272	6.47%	134,918	6,869	5.09%	171,816	4,673	2.72%
Total interest-earning assets	$25,798,578	$1,153,698	4.47%	$21,827,657	$1,068,685	4.90%	$19,841,180	$1,051,095	5.30%
Noninterest-earning assets:
Cash and cash equivalents	322,581			306,551			255,975
Allowance for loan losses	(254,616)			(241,049)			(228,355)
Other assets	1,785,254			1,667,533			1,961,743
Total assets	$27,651,797			$23,560,692			$21,830,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$2,179,428	$5,431	0.25%	$1,487,844	$3,556	0.24%	$1,059,517	$3,163	0.30%
Money market deposits	5,958,461	16,001	0.27%	5,217,666	15,019	0.29%	4,883,413	16,984	0.35%
Savings deposits	1,748,465	2,971	0.17%	1,546,188	2,961	0.19%	1,267,059	2,795	0.22%
Time deposits	6,218,745	41,083	0.66%	5,964,017	41,960	0.70%	6,435,102	52,953	0.82%
Federal funds purchased and other short-term borrowings	888	—	—	155	—	—	2,975	4	0.14%
FHLB advances	349,767	4,116	1.18%	315,867	4,173	1.32%	385,644	6,248	1.62%
Securities sold under repurchase agreements	955,147	38,395	4.02%	995,000	41,381	4.16%	997,938	46,166	4.63%
Long-term debt	237,738	4,823	2.03%	166,690	3,442	2.06%	183,285	3,855	2.10%
Total interest-bearing liabilities	$17,648,639	$112,820	0.64%	$15,693,427	$112,492	0.72%	$15,214,933	$132,168	0.87%
Noninterest-bearing liabilities:
Demand deposits	6,834,871			5,179,687			3,902,534
Other liabilities	451,287			343,271			393,948
Stockholders’ equity	2,717,000			2,344,307			2,319,128
Total liabilities and stockholders’ equity	$27,651,797			$23,560,692			$21,830,543
Interest rate spread			3.83%			4.18%			4.43%
Net interest income and net interest margin		$1,040,878	4.03%		$956,193	4.38%		$918,927	4.63%

(1)	Includes the amortization of premiums on investment securities of $24.2 million, $34.0 million and $21.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Average balances exclude unrealized gains or losses on available-for-sale securities.

(3)
Includes the accretion of discount on non-covered loans receivable of $15.5 million, $7.6 million and $13.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Also includes the net amortization of deferred loan fees and cost totaling $8.9 million, $15.3 million and $16.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(4)	Average balances include nonperforming loans.

Analysis of Changes in Net Interest Income

Changes in the Company’s net interest income are a function of changes in rates and volumes of both interest-earning assets and interest-bearing liabilities. The following table presents information regarding changes in interest income and interest expense for the years indicated. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). Nonaccrual loans are included in the average loan balances used to compute this table.

Table 3: Analysis of Changes in Net Interest Income

	Year Ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Rate		Volume	Rate
	(In thousands)
Interest-bearing assets:
Due from banks and short-term investments	$5,874	$4,413	$1,461	$(4,976)	$(4,023)	$(953)
Securities purchased under resale agreements	(913)	(2,398)	1,485	844	3,514	(2,670)
Investment securities available-for-sale	838	(3,155)	3,993	(14,338)	5,498	(19,836)
Non-covered Loans	197,971	202,832	(4,861)	68,786	118,376	(49,590)
Covered loans	(118,160)	(112,166)	(5,994)	(34,922)	(127,243)	92,321
Federal Home Loan Bank and Federal Reserve Bank stock	(597)	(2,202)	1,605	2,196	(1,176)	3,372
Total interest and dividend income	$85,013	$87,324	$(2,311)	$17,590	$(5,054)	$22,644
Interest-bearing liabilities:
Checking deposits	$1,875	$1,717	$158	$393	$1,108	$(715)
Money market deposits	982	2,035	(1,053)	(1,965)	1,106	(3,071)
Savings deposits	10	364	(354)	166	565	(399)
Time deposits	(877)	1,747	(2,624)	(10,993)	(3,688)	(7,305)
Federal funds purchased and other short-term borrowings	(6)	4	(10)	(4)	(2)	(2)
Federal Home Loan Bank advances	(57)	424	(481)	(2,075)	(1,027)	(1,048)
Securities sold under repurchase agreements	(2,986)	(1,627)	(1,359)	(4,785)	(136)	(4,649)
Long-term debt	1,387	1,446	(59)	(413)	(344)	(69)
Total interest expense	$328	$6,110	$(5,782)	$(19,676)	$(2,418)	$(17,258)
Change in net interest income	$84,685	$81,214	$3,471	$37,266	$(2,636)	$39,902

Provision for Loan Losses

The Company recorded a provision for loan losses on non-covered loans of $44.1 million for the year ended December 31, 2014, compared to $18.3 million and $60.2 million for the years ended December 31, 2013 and 2012, respectively. The increase in provision for loan losses on non-covered loans of was due to increased loan balances from the MetroCorp acquisition and organic loan growth. For the years ended December 31, 2014, 2013 and 2012, the Company recorded a provision for loan losses on covered loans of $5.0 million, $4.0 million and $5.0 million.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses” section of this report.

Noninterest (Loss) Income

Table 4: Components of Noninterest (Loss) Income

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Branch fees	$37.9	$32.0	$30.9
Net gains on sales of investment securities	10.9	12.1	0.8
Letters of credit fees and commissions	25.9	22.1	19.1
Ancillary loan fees	10.6	9.4	8.8
Foreign exchange income	11.4	12.7	7.2
Net gains on sales of loans	39.1	7.8	17.0
Dividend and other investment income (loss)	5.5	1.0	(0.4)
Other commission and fee income	29.4	20.4	16.3
Other operating income	19.0	18.6	17.1
Fees and other operating income	$189.7	$136.1	$116.8
Impairment loss on investment securities	$—	$—	$(0.1)
Changes in FDIC indemnification asset and receivable/payable	(201.4)	(228.6)	(122.3)
Total noninterest loss	$(11.7)	$(92.5)	$(5.6)

Noninterest loss includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans and investment securities available-for-sale, changes in the FDIC indemnification asset and receivable/payable and other noninterest-related revenues.

Noninterest loss decreased $80.8 million or 87% from $92.5 million for the year ended December 31, 2013 to $11.7 million for the year ended December 31, 2014. This decrease was mainly due to a $31.3 million increase in net gains on sale of loans, a $27.2 million reduction in changes in FDIC indemnification asset and receivable/payable, $9.0 million increase in other commission and fee income, $5.9 million increase in branch fees and $4.5 million increase in dividend and other investment income. Noninterest loss increased $86.9 million from $5.6 million for the year ended December 31, 2012 to $92.5 million for the year ended December 31, 2013. This increase was mainly due to a $106.3 million increase in changes in FDIC indemnification asset and receivable/payable and a $9.2 million decrease in net gains on sale of loans, partially offset by a $11.3 million increase in net gains on sale of investment securities, $5.5 million increase in foreign exchange income and $4.1 million increase in other commission and fee income.

Periodically, the Company buys and sells loans within the loans held for sale portfolio. In 2014, the Company had proceeds from total loans sold of $1.14 billion and recorded net gains on sale of loans of $39.1 million, compared to proceeds of loans sold of $376.4 million and $428.7 million with net gains on sale of loans of $7.8 million and $17.0 million for the years ended December 31, 2013 and 2012, respectively.

Changes in FDIC indemnification asset and receivable/payable decreased by $27.2 million or 12% to $201.4 million for the year ended December 31, 2014 from $228.6 million recorded for the same period in 2013. The decrease in the changes in the FDIC indemnification asset and receivable/payable was primarily attributable to the continued payoffs and improved credit performance of the covered loan portfolio, as compared to our original estimate. For the years ended December 31, 2013 and 2012, the Company recorded $228.6 million and $122.3 million of changes in the FDIC indemnification asset and receivable/payable. As of December 31, 2013 and 2012, the Company recorded an FDIC indemnification asset to recognize the expected payments from the FDIC to cover a percentage of the estimated losses in the covered portfolio.

Other commission and fee income increased $9.0 million or 44% to $29.4 million for the year ended December 31, 2014 from $20.4 million for the same period in 2013 due to increases in investment advisory fees and fee income earned from assisting customers in hedging interest rates. Other commission and fee income increased $4.1 million or 25% from $16.3 million for the year ended December 31, 2012 to $20.4 million for the year ended December 31, 2013.

Branch fees totaled $37.9 million for the year ended December 31, 2014, compared to $32.0 million earned in 2013 and $30.9 million earned in 2012. The increase of $5.9 million or 18% in 2014 compared to 2013 was primarily driven by an increase in customer transactions mainly due to the growth experienced during 2014. The majority of branch fees were earned from commercial demand deposit analysis services fees, non-sufficient funds fees and wire fee income.

Dividend and other investment income (loss) was $5.5 million, $1.0 million and $((439) thousand for the years ended December 31, 2014, 2013 and 2012. The $4.5 million increase for the year ended December 31, 2014 was primarily due to a dividend from a CRA investment.

Noninterest Expense

Table 5: Components of Noninterest Expense

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Compensation and employee benefits	$231.8	$175.9	$171.4
Occupancy and equipment expense	63.8	56.6	55.5
Amortization of investments in affordable housing partnerships and other tax credit investments	75.7	27.3	18.1
Amortization of premiums on deposits acquired	10.2	9.4	10.9
Deposit insurance premiums and regulatory assessments	21.9	16.6	14.1
Loan related expenses	3.4	12.5	15.0
Other real estate owned (income) expense	(3.6)	(1.1)	22.3
Legal expense	53.0	31.7	25.4
Data processing	15.9	9.1	9.2
Other operating expense	92.4	77.5	80.6
Total noninterest expense	$564.5	$415.5	$422.5

Noninterest expense, which is primarily comprised of compensation and employee benefits, occupancy and other operating expenses increased $149.0 million or 36% to $564.5 million for the year ended December 31, 2014, compared to $415.5 million for the same period in 2013.

Compensation and employee benefits increased $55.9 million or 32% to $231.8 million for the year ended December 31, 2014, compared to $175.9 million for the same period in 2013. The increase was primarily due to increased headcount, severance and retention costs related to the MetroCorp acquisition and organic growth.

The amortization of affordable housing partnerships investments and other tax credit investments increased $48.4 million to $75.7 million for the year ended December 31, 2014, compared to $27.3 million for the same period in 2013.  This amortization increase was primarily due to an increase of $53.8 million or 57% in affordable housing partnerships and other tax credit investments to $288.7 million as of December 31, 2014, compared to $234.9 million as of December 31, 2013.

The Company recorded OREO income of $3.6 million for the year ended December 31, 2014, an increase of $2.5 million compared to $1.1 million recorded for the same period in 2013. As of December 31, 2014 total net non-covered OREO amounted to $27.6 million, an increase of $8.7 million or 46% compared to $18.9 million as of December 31, 2013. Net covered OREO amounted to $4.5 million as of December 31, 2014, a decrease of $16.9 million or 79% compared to $21.4 million as of December 31, 2013. The $3.6 million in total OREO income for the year ended December 31, 2014 was comprised of $5.8 million in various operating and maintenance expenses related to the Company’s OREO properties, $2.9 million in valuation losses, offset by $12.3 million of gains on sales of 46 OREO properties. The $1.1 million in total OREO income recorded in the year ended December 31, 2013 was comprised of $3.2 million in various operating and maintenance expenses related to our OREO properties, $3.8 million in valuation losses, offset by $8.2 million of gains on sales of 81 OREO properties.

Legal expense increased $21.3 million or 67% to $53.0 million for the year ended December 31, 2014, compared to $31.7 million for the same period in 2013 primarily due to a litigation accrual of $31.6 million from the case titled “F&F, LLC and 618 Investments, Inc. v. East West Bank” as previously disclosed in the Form 8-K that was filed on September 8, 2014. The case is subject to further legal proceedings including appeal.  The Company continues to appeal but has accrued based on the unfavorable verdict.

Comparing 2013 to 2012, noninterest expense decreased $7.0 million or 2%, from $422.5 million for the year ended December 31, 2012 to $415.5 million for the same period in 2013. The decrease was primarily due to a decrease of $23.5 million in OREO expense offset by an increase of $9.2 million in amortization of affordable housing partnerships and other tax credit investments and $6.3 million in legal expense.

Income Taxes

Provision for income taxes was $73.0 million for the year ended December 31, 2014, representing an effective tax rate of 17.6%, compared to $130.8 million, representing an effective tax rate of 30.7%, and $143.9 million, representing an effective tax rate of 33.8% for the years ended December 31, 2013 and 2012, respectively. The lower effective tax rate in 2014 compared to 2013 and 2012, was mainly due to the additional purchases of affordable housing partnerships and other tax credit investments. Included in the income tax expense recognized in the years ended December 31, 2014, 2013 and 2012 was $85.7 million, $35.0 million and $18.7 million, respectively, of tax credits generated mainly from investments in affordable housing partnerships and other tax credit investments.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of December 31, 2014 and 2013, the Company had a net deferred tax asset of $384.4 million and $255.5 million, respectively.

A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state NOLs. Accordingly, a valuation allowance has been recorded for these amounts. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with the standards of ASC 740-10.

Operating Segment Results

The Company defines its operating segments based on its core strategy, and the Company has identified three reportable operating segments: Retail Banking, Commercial Banking and Other.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes C&I and CRE, primarily generates commercial loans through the efforts of the commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia. Furthermore, the Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the treasury operations of the Company and eliminations of intersegment amounts have been aggregated and included in the “Other” segment.

Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability due to changes in management structure or reporting methodologies unless it is not deemed practicable to do so.

The Company’s transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company’s overall growth objectives, as well as to provide a reasonable and consistent basis for measurement of the Company’s business segments and product net interest margins. The Company’s transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

For additional information about the Company’s segments, including information about the underlying accounting and reporting process, see Note 20 of the Company’s consolidated financial statements presented elsewhere in this report.

Retail Banking

The Retail Banking segment reported pretax income of $166.6 million for the year ended December 31, 2014, compared to a pretax income of $123.9 million for the same period in 2013. The increase of $42.8 million or 35% in earnings for this segment was due to higher net interest income and noninterest income, partially offset by higher provision for loan losses and noninterest expense.

Net interest income for this segment increased $48.0 million or 12%, from $414.2 million for the year ended December 31, 2013 to $462.1 million for the same period in 2014. The higher net interest income was attributed to growth in low-cost deposits, primarily in demand deposits, offset by lower loan yield.

Noninterest income for this segment increased $32.3 million to $14.5 million for the year ended December 31, 2014, compared to noninterest loss of $17.8 million for the same period in 2013. The increase was primarily due to gains on the sale of student loans and decrease in the reduction of changes in FDIC indemnification asset and receivable/payable, partially offset by a reduction in loan fees.

Noninterest expense for this segment increased $4.8 million or 3%, from $193.0 million for the year ended December 31, 2013 to $197.8 million for the same period in 2014. The increase in noninterest expense was primarily due to higher compensation and employee benefits and occupancy and equipment expense, partially offset by lower legal and loan related expenses.

Comparing the years ended December 31, 2013 to 2012, the Retail Banking segment reported a pretax income of $123.9 million in 2013, compared to a pretax income of $74.8 million in 2012. The increased earnings for this segment was due to higher net interest income and lower provision for loan losses, partially offset by higher noninterest expense and noninterest loss. Net interest income for this segment increased $70.4 million or 20%, from $343.7 million for the year ended December 31, 2012 to $414.2 million for the same period in 2013. The higher net interest income was attributed to growth from single-family residential and consumer loans and lower cost of deposits. Noninterest income for this segment decreased by $35.6 million for the year ended December 31, 2013 compared to noninterest income of $17.7 million for the same period 2012. The decrease was primarily due to an increase in the reduction of changes in FDIC indemnification asset and receivable/payable and lower gains on the sale of student loans, partially offset by an increase in wealth management fee income. Noninterest expense for this segment increased $4.0 million or 2%, from $189.0 million for the year ended December 31, 2012 to $193.0 million for the same period in 2013. The increase in noninterest expense was primarily due to increase in compensation and employee benefits and legal expenses, partially offset by lower OREO and occupancy related expenses.

Commercial Banking

The Commercial Banking segment reported pretax income of $276.6 million for the year ended December 31, 2014 compared to $272.4 million for the same period in 2013. The increase of $4.2 million or 2% was due to higher net interest income and lower noninterest loss, offset by increases in provision for loan losses and noninterest expenses.

Net interest income for this segment increased $71.4 million or 14%, to $596.4 million for the year ended December 31, 2014, compared to $525.0 million for the same period in 2013. The increase in net interest income was primarily due to growth in commercial loans and deposits, offset by lower interest yields and cost of funds.

Noninterest loss for this segment totaled $63.9 million for the year ended December 31, 2014, compared to a loss of $98.9 million for the same period in 2013. The reduction in loss for this segment was primarily due to a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable and increases in letters of credit fees and commissions and swap income.

Noninterest expense for this segment increased $62.7 million or 49%, to $189.4 million for the year ended December 31, 2014, compared to $126.7 million for the same period in 2013. The increase in noninterest expense was largely attributed to higher compensation and employee benefits and legal expenses.

Comparing 2013 to 2012, the Commercial Banking segment reported pretax income of $272.4 million in 2013 compared to $266.2 million in 2012. The increase was due to an increase in net interest income and reductions in provision for loan losses and noninterest expense, offset by a larger noninterest loss. Net interest income for this segment increased $36.8 million or 8%, to $525.0 million in 2013, compared to $488.3 million in 2012. The increase in net interest income, despite lower interest yields, was primarily due to growth in commercial loans combined with higher discount accretion into interest income from the covered loan portfolio, and lower cost of deposits. Noninterest loss for this segment totaled $98.9 million, compared to a loss of $34.3 million in 2012. The increase in loss for this segment was primarily due to an increase in the reduction of changes in FDIC indemnification asset and receivable/payable, partially offset by an increase in loan related fee income. Noninterest expense for this segment decreased $5.9 million or 5%, to $126.7 million in 2013, compared to $132.6 million in 2012. The decrease in noninterest expense was largely attributed to declines in OREO and loan related expenses, offset by increases in compensation and employee benefits, and occupancy expenses.

Other

The Other segment reported pretax loss of $27.8 million in 2014 compared to pretax income of $29.6 million in 2013. The decrease was due to lower net interest income and higher noninterest expense, partially offset by an increase in noninterest income.

Net interest income decreased $34.6 million or 204%, to net interest loss of $17.6 million in 2014 compared to net interest income of $17.0 million in 2013. The Other segment includes activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the Bank, and supports the Retail Banking and Commercial Banking segments through funds transfer pricing which is the primary cause of the decrease in net interest income. In addition, it bears the cost of adverse movements in interest rates which affect the net interest margin.

Noninterest income totaled $37.7 million in 2014, a $13.4 million or 56%, improvement compared to $24.3 million recorded in 2013. The improvement of noninterest income was primarily due to dividends received from the Community Reinvestment Act investments.

Noninterest expense for this segment increased $81.5 million or 85%, to $177.3 million in 2014 compared to $95.8 million in 2013. The increase was primarily due to higher amortization of investment in affordable housing partnerships and other tax credit investments and increased compensation and employee benefits, data processing, and other one-time merger and integration expenses related to the MetroCorp acquisition.

Comparing 2013 to 2012, the Other segment reported pretax income of $29.6 million in 2013 compared to $84.6 million in 2012, a reduction of $55.0 million or 65%. The decline was due to lower net interest income, partially offset by an increase in noninterest income and a reduction in noninterest expense. Net interest income decreased $69.9 million or 80%, to $17.0 million in 2013 compared to $86.9 million in 2012. Noninterest income totaled $24.3 million in 2013, a $13.3 million or 121%, improvement compared to $11.0 million recorded in 2012. The improvement of noninterest income was primarily driven by higher gains from sales of investment securities, rental income, and partially offset by lower gains from disposal of fixed assets. Noninterest expense for this segment decreased $5.1 million or 5%, to $95.8 million in 2013 compared to $100.9 million in 2012. The decrease was primarily due to lower compensation and employee benefits and no prepayment penalties on FHLB advances in 2013 compared to the prior year, net of increases from amortization of investments in affordable housing partnerships and legal expense.

Balance Sheet Analysis

Total assets increased $4.01 billion or 16%, to $28.74 billion as of December 31, 2014, compared to $24.73 billion as of December 31, 2013. The increase in total assets was largely due to an increase in net non-covered loans held for investment of $4.58 billion, offset by a decrease in net covered loans of $713.7 million. Excluding the $1.19 billion of loans from the acquisition of MetroCorp, the increase in net non-covered loans was mainly due to organic growth and the decrease in net covered loans was primarily due to payoffs and paydown activities. In addition, goodwill increased $132.0 million or 39%, to $469.4 million due to the acquisition of MetroCorp.

Total deposits increased $3.60 billion or 18%, to $24.01 billion as of December 31, 2014 compared to $20.41 billion as of December 31, 2013. The increase in total deposits is mainly due to a $2.04 billion and $1.56 billion increase in interest-bearing and noninterest-bearing deposits, respectively. Of the overall increase, $1.32 billion was attributed to the acquisition of MetroCorp and the remainder due to organic growth. Additional details of the MetroCorp acquisition are disclosed in Note 2 to the Company’s consolidated financial statements presented elsewhere in this report.

Investment Securities

Income from investing activities provides a significant portion of the Company’s total income. The Company aims to maintain an investment portfolio with an appropriate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. The Company’s investment securities portfolio primarily consists of U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored enterprise debt securities, U.S. government sponsored enterprise and other mortgage-backed securities, municipal securities, and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income or loss, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale as of December 31, 2014 and 2013.

Total investment securities available-for-sale decreased $107.4 million or 4% to $2.63 billion as of December 31, 2014, compared with $2.73 billion as of December 31, 2013. As of December 31, 2014, the investment portfolio had a net unrealized gain of $7.2 million as compared to a net unrealized loss of $52.7 million as of December 31, 2013. Unrealized losses on these securities are primarily attributed to yield curve movement, together with the widened liquidity spread and credit spread. As of December 31, 2014 and 2013, investment securities available-for-sale with a par value of $1.93 billion and $1.97 billion, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, the Federal Reserve Bank’s discount window, or for other purposes required or permitted by law.

For the year ended December 31, 2014, total repayments/maturities and proceeds from sales of investment securities amounted to $554.7 million and $623.7 million, respectively. In comparison, for the years ended December 31, 2013 and 2012, total repayments/maturities were $444.1 million and $1.12 billion, respectively, and proceeds from sales of investment securities amounted to $663.6 million and 1.23 billion, respectively. Proceeds from repayments, maturities, sales and redemptions in 2014, 2013 and 2012 were applied towards additional investment securities purchases totaling $960.1 million, $1.32 billion and 1.84 billion respectively. The Company recorded net gains totaling $10.9 million during the year ended December 31, 2014, a decrease of $1.2 million or 10%, from $12.1 million on sales of investment securities for the year ended December 31, 2013. In comparison, the Company recorded net gains totaling $757 thousand for the year ended December 31, 2012.

For complete discussion and disclosure see Note 1, Note 3 and Note 6 to the Company’s consolidated financial statements presented elsewhere in this report.

The following table presents certain information regarding the fair value of our investment securities available-for-sale, as well as the weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of our available-for-sale portfolio as of December 31, 2014.

Table 6: Yields and Maturities of Investment Securities

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
As of December 31, 2014
Available-for-sale
U.S. Treasury securities	$30,549	0.43%	$842,886	1.12%	$—	—%	$—	—%	$873,435	1.10%
U.S. government agency and U.S. government sponsored enterprise debt securities	229,502	1.76%	56,928	1.52%	24,594	2.54%	—	—%	311,024	1.78%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	2,572	3.56%	80,008	3.38%	58,840	2.38%	141,420	2.97%
Residential mortgage-backed securities	—	—%	—	—%	24,291	1.68%	766,797	1.80%	791,088	1.80%
Municipal securities	3,200	2.84%	120,180	2.57%	116,635	2.54%	10,433	3.73%	250,448	2.61%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	53,918	3.42%	53,918	3.42%
Other commercial mortgage-backed securities:
Investment grade	—	—%	—	—%	34,053	2.16%	—	—%	34,053	2.16%
Corporate debt securities:
Investment grade	26,263	0.96%	—	—%	49,591	1.53%	39,328	1.41%	115,182	1.36%
Non-investment grade	9,184	0.86%	—	—%	—	—%	5,497	3.70%	14,681	1.86%
Other securities	41,116	2.61%	—	—%	—	—%	—	—%	41,116	2.61%
Total investment securities available-for-sale	$339,814		$1,022,566		$329,172		$934,813		$2,626,365

Covered Assets

Covered assets consist of loans receivable and OREO that were acquired in the WFIB Acquisition on June 11, 2010 and in the UCB Acquisition on November 6, 2009 for which the Company entered into shared-loss agreements with the FDIC. The shared-loss agreements covered over 99% of the loans originated by WFIB and all of the loans originated by UCB, excluding the loans originated by UCB in China under its United Commercial Bank China (Limited) subsidiary. The Company shares in the losses, which began with the first dollar of loss incurred, on covered (“covered assets”) under the shared-loss agreements.

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

The shared-loss coverage for the commercial loans acquired from the UCB and WFIB acquisitions end on the fifth anniversary of the shared-loss agreements with the FDIC. Accordingly, the shared-loss coverage of the UCB and WFIB commercial loans and other assets shared-loss agreements was extended to December 31, 2014 and will extend through June 30, 2015, respectively. Covered loans, net of discount was $1.48 billion as of December 31, 2014. The balance of the UCB commercial loans and other assets, net of discount was $1.10 billion as of December 31, 2014. The loss recovery provisions of the UCB and WFIB commercial loan shared-loss agreements will extend for an additional three years, through December 31, 2017 and June 30, 2018, respectively. Additionally, both the shared-loss coverage and loss recovery provisions of the UCB and WFIB residential loan shared-loss agreements are in effect for a 10-year period, extending through November 30, 2019 and June 30, 2020, respectively. Upon expiration of the shared-loss coverage periods, any losses on loans will no longer be shared with the FDIC.

The following table presents the composition of the covered loan portfolio as of the dates indicated:

Table 7: Composition of Covered Loan Portfolio

	December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	($ in thousands)
Commercial real estate	$705,665	44%	$1,103,530	45%
Construction and land	46,054	3%	163,833	7%
Total CRE	$751,719	47%	$1,267,363	52%
Residential single-family	$240,650	15%	$290,095	12%
Residential multifamily	296,599	18%	403,508	16%
Total residential	$537,249	33%	$693,603	28%
Commercial business	$252,986	16%	$426,621	17%
Other consumer	62,986	4%	73,973	3%
Total other loans	$315,972	20%	$500,594	20%
Total principal balance	$1,604,940	100%	$2,461,560	100%
Covered discount	(127,246)		(265,917)
Allowance on covered loans	(3,505)		(7,745)
Total covered loans, net	$1,474,189		$2,187,898

FDIC Indemnification Asset/Payable to FDIC, net

For the years ended December 31, 2014 and 2013, the Company recorded $101.6 million and $99.1 million of amortization to the FDIC indemnification asset, respectively. Additionally, the Company recorded a $33.6 million and $95.5 million reduction to the FDIC indemnification asset for the years ended December 31, 2014 and 2013, respectively. The reduction for both years was primarily due to a lower loss rate and loan paydowns. As these covered loans are removed from their respective pools, due to payoffs and charge-offs, the Company records a proportionate amount of accretable yield into interest income. Correspondingly, the Company removes the indemnification asset associated with those removed loans and the adjustments are recorded into noninterest income. In 2014, the estimated amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference) was reduced as the loss on certain loan pools was evaluated and determined to be lower than expected. As a result of the reduction in the nonaccretable yield, the accretable yield increased, as did the amortization of the FDIC indemnification asset. Due to the greater than expected collectability on the remaining covered loans, the accrued liability to the FDIC also increased for the year ended December 31, 2014. See Note 8 to the Company’s consolidated financial statements presented elsewhere in this report for further discussion.

FDIC Receivable

As of December 31, 2014, the FDIC shared-loss receivable was $1.0 million as compared to $30.3 million as of December 31, 2013. This receivable represents current reimbursable amounts from the FDIC, under the FDIC shared-loss agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan related expenses and OREO-related expenses. Consequently, 100% of the loan related and OREO expenses are recorded as noninterest expense, 80% of reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when the Company receives payment from the FDIC as well as when recoveries occur. The FDIC shared-loss receivable is included in other assets on the consolidated balance sheet.

For complete discussion and disclosure of covered assets, FDIC indemnification asset and FDIC receivable see Note 8 to the Company’s consolidated financial statements presented elsewhere in this report.

Non-covered Loans

The Company offers a broad range of products designed to meet the credit needs of its borrowers. The Company’s lending activities consist of income producing CRE loans, construction loans, land loans, commercial business loans, trade finance loans, student loans, single-family residential loans, multifamily residential loans and other consumer loans. Net non-covered loans receivable increased $4.42 billion or 28% from $15.62 as of December 31, 2013 to $20.04 billion as of December 31, 2014.

The following table presents the composition of the non-covered loan portfolio as of the dates indicated:

Table 8: Composition of Non-Covered Loan Portfolio

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
CRE
Income producing	$5,611,485	27%	$4,301,030	27%	$3,644,035	30%	$3,487,866	34%	$3,392,984	39%
Construction	313,811	2%	140,186	1%	121,589	1%	171,410	2%	278,047	3%
Land	208,750	1%	143,861	1%	129,071	1%	173,089	2%	235,707	3%
Total CRE	$6,134,046	30%	$4,585,077	29%	$3,894,695	32%	$3,832,365	38%	$3,906,738	45%
C&I
Commercial business	$7,031,350	35%	$4,637,056	30%	$3,569,388	30%	$2,655,917	26%	$1,674,698	19%
Trade finance	806,744	4%	723,137	5%	661,877	6%	486,555	4%	308,657	3%
Total C&I	$7,838,094	39%	$5,360,193	35%	$4,231,265	36%	$3,142,472	30%	$1,983,355	22%
Residential:
Single-family	$3,642,978	18%	$3,192,875	20%	$2,187,323	18%	$1,796,635	17%	$1,119,024	13%
Multifamily	1,177,690	6%	992,434	6%	900,708	8%	933,168	9%	974,745	11%
Total residential	$4,820,668	24%	$4,185,309	26%	$3,088,031	26%	$2,729,803	26%	$2,093,769	24%
Consumer:
Student loans	$—	—%	$679,220	4%	$475,799	4%	$306,325	3%	$490,314	6%
Other consumer	1,456,643	7%	868,518	6%	269,083	2%	277,461	3%	243,212	3%
Total consumer	$1,456,643	7%	$1,547,738	10%	$744,882	6%	$583,786	6%	$733,526	9%
Total non-covered loans (1)	$20,249,451	100%	$15,678,317	100%	$11,958,873	100%	$10,288,426	100%	$8,717,388	100%
Unearned fees, premiums, and discounts, net	2,804		(23,672)		(19,301)		(16,762)		(56,781)
Allowance for loan losses	(258,174)		(241,930)		(229,382)		(209,876)		(230,408)
Loans held for sale, net	45,950		204,970		174,317		278,603		220,055
Non-covered loans receivable, net	$20,040,031		$15,617,685		$11,884,507		$10,340,391		$8,650,254
(1) Loans net of ASC 310-30 discount.

CRE Loans. The CRE loan portfolio includes income producing real estate loans, construction loans and land loans. The Company continues to originate CRE loans that are advantageous opportunities for the Bank. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. CRE loans accounted for $6.13 billion or 30%, and $4.59 billion or 29%, of the non-covered loan portfolio as of December 31, 2014, and 2013, respectively. Approximately 80% of the CRE loans are secured by real estates in California. Since a significant portion of the real estate loans are secured by properties located in California, changes in the California economy and in real estate values could have a significant impact on the collectability of the loans and on the level of allowance for loan losses required.

C&I Loans. The C&I loan portfolio includes commercial business and trade finance loans. The Company finances small and middle-market businesses in a wide spectrum of industries throughout California. Included in commercial business loans are loans for working capital, accounts receivable lines, inventory lines, SBA loans and lease financing. The Company also offers a variety of international trade services and products, including letters of credit, revolving lines of credit, import loans, bankers’ acceptances, working capital lines, domestic purchase financing and pre-export financing. As of December 31, 2014, the C&I loans portfolio accounted for a total of $7.84 billion or 39% of the Company’s loan portfolio, compared to $5.36 billion or 35% as of December 31, 2013.

Most of the Company’s trade finance activities are related to trade with Asian countries. However, a majority of the Company’s loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import and export activities. The Company also offers export-import financing to various customers. Certain trade finance loans may be guaranteed by the Export-Import Bank of the United States or are direct obligations of the Export-Import Bank of China. The Company’s trade finance portfolio as of December 31, 2014 primarily represents loans made to borrowers that import goods into the U.S and export goods to China. These financings are generally made through letters of credit ranging between $100 thousand to $1 million. As of December 31, 2014, total unfunded commitments related to trade finance loans was $595.3 million, a decrease of $65.6 million or10% compared to $660.9 million as of December 31, 2013.

Residential Loans. The residential loan portfolio consists of both single-family and multifamily loans. As of December 31, 2014, $4.82 billion or 24% of the loan portfolio were residential, compared to $4.19 billion or 26% of the loan portfolio as of December 31, 2013.

The Company offers adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Company offers ARM single-family loan programs with one-year or three-year initial fixed periods. The Company originated $1.04 billion and $1.62 billion in new single-family residential loans for the years ended December 31, 2014 and 2013, respectively.

The Company also offers ARM HELOCs secured by one-to-four unit residential properties located in its primary lending areas. The program is a low documentation program that requires low loan to value ratios, typically 60% or less. These loans have historically experienced low delinquency and default rates. The Company originated $914.8 million and $973.8 million in new HELOCs for the years ended December 31, 2014 and 2013, respectively.

In addition, the Company also offers ARM multifamily residential loan program with six-month or three-year initial fixed periods. For the years ended December 31, 2014 and 2013, the Company originated $296.6 million and $247.1 million, respectively, in multifamily residential loans.

Consumer Loans. The consumer loans segment includes non-guaranteed student loans, HELOCs, auto loans, and insurance premium financing loans. Consumer loans decreased by $91.1 million or 6% from $1.55 billion as of December 31, 2013 to $1.46 billion as of December 31, 2014, mainly due to the sale of student loans.

Loans Held for Sale.  Loans held for sale decreased $159.0 million or 78% to $46.0 million as of December 31, 2014 from $205.0 million as of December 31, 2013. Loans held for sale are recorded at the lower of cost or fair value.  Fair value is derived from current market prices.  $837.4 million and $97.1 million of net loans receivable were reclassified from loans held for investment to loans held for sale for the years ended December 31, 2014 and 2013, respectively. Loans transferred were primarily comprised of student loans and C&I loans in 2014 and in 2013. These loans were purchased by the Company with the original intent to be held for investment. However, subsequent to the purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. $5.2 million of write-downs related to loans transferred from loans held for investment to loans held for sale were recorded to allowance for loan losses for the year ended December 31, 2014. The Company did not record any write-downs related to loans transferred from loans held for investment to loans held for sale for the year ended December 31, 2013.

Proceeds from total loans sold were $1.14 billion, resulting in net gains of $39.1 million for the year ended December 31, 2014. The majority of loans sold in 2014 were comprised of student loans and commercial loans. In comparison, proceeds from total loans sold were $376.4 million and $428.7 million for the years ended December 31, 2013 and 2012, respectively, resulting in net gains of $7.8 million and $17.0 million for the years ended December 31, 2013 and 2012, respectively.  Loans sold in 2013 and 2012 were primarily comprised of student loans and commercial loans, respectively.

Foreign Loans — Loans held in the Company’s overseas offices increased $241.6 million or 63% to $626.6 million as of December 31, 2014 from $384.9 million as of December 31, 2013. These loans represent 2% of total consolidated assets for both periods. These loans are included in the Composition of Non-Covered Loan Portfolio table above.

Table 9: Maturity of Loan Portfolio

	Within One Year	After One But Within Five Years	More Than Five Years	Total
	(In thousands)
CRE	$20,396	$3,076,058	$3,037,592	$6,134,046
C&I	85,967	5,879,236	1,872,891	7,838,094
Residential	6,091	239,788	4,574,789	4,820,668
Consumer	5,884	57,552	1,393,207	1,456,643
Total non-covered loans (1)	$118,338	$9,252,634	$10,878,479	$20,249,451
(1) Loans net of ASC 310-30 discount.

The following table presents outstanding loans, including projected prepayments, scheduled to be repriced within one year, after one but within five years, and in more than five years, excluding nonaccrual loans as of December 31, 2014:

Table 10: Loans Scheduled to be Repriced

	Within One Year	After One But Within Five Years	More Than Five Years	Total
	(In thousands)
Total fixed rate	$689,700	$563,670	$321,054	$1,574,424
Total variable rate	8,555,304	6,715,159	3,404,564	18,675,027
Total non-covered loans (1)	$9,245,004	$7,278,829	$3,725,618	$20,249,451
(1) Loans net of ASC 310-30 discount.

Non-covered Nonperforming Assets

Generally, the Company’s policy is to place a loan on nonaccrual status if principal or interest payments are past due in excess of 90 days. When interest accrual is discontinued, all unpaid accrued interest recognized in interest income is reversed. In general, subsequent payments received are applied to the outstanding principal balance of the loan. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

Non-covered nonperforming assets are comprised of non-covered nonaccrual loans, accruing loans past due 90 days or more, and non-covered OREO, net. Non-covered nonperforming assets totaled $128.7 million or 0.45% of total assets as of December 31, 2014 and $130.6 million, or 0.53% of total assets, as of December 31, 2013. Nonaccrual loans totaled $101.0 million and $111.7 million as of December 31, 2014 and 2013, respectively. The decrease of $10.6 million or 10% in nonaccrual loans for the year ended December 31, 2014 resulted mainly from payoff and paydowns.

Loans totaling $129.7 million were placed on nonaccrual status as of December 31, 2014. Loans totaling $50.9 million which were not 90 days past due as of December 31, 2014, were included in nonaccrual loans as of December 31, 2014. Additions to nonaccrual loans in 2014 were offset by $57.8 million in payoffs and principal paydowns, $35.8 million in gross charge-offs, $26.6 million in loans that became current, $19.4 million in loans that were transferred to OREO and $777 thousand in loans sold. Additions to nonaccrual loans for the year ended December 31, 2014 were comprised of $55.3 million in CRE loans, $44.9 million in C&I loans, $23.0 million in residential loans, and $6.5 million in consumer loans.

The Company had $68.3 million and $71.8 million in total performing troubled debt restructured (“TDR”) loans as of December 31, 2014 and 2013, respectively.  Nonperforming TDR loans were $20.7 million and $11.1 million as of December 31, 2014 and 2013, respectively.  Included as TDRs were $2.9 million and $4.3 million of performing A/B notes as of December 31, 2014 and 2013, respectively. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged-off. The A/B note balance is comprised of A note balance only. A notes are not disclosed as TDRs in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is not impaired based on the terms specified by the restructuring agreement and has demonstrated a period of sustained performance under the modified terms. As of December 31, 2014, total TDRs were comprised of $36.6 million in CRE loans, $21.7 million in C&I loans, $29.5 million in residential loans, and $1.2 million in consumer loans. As of December 31, 2013, total TDRs were comprised of $41.0 million in CRE loans, $20.2 million in C&I loans, $21.0 million in residential loans, and $747 thousand in consumer loans. TDRs are included in the impaired loan quarterly valuation allowance process. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment.

Non-covered OREO includes properties acquired through foreclosure or through full or partial satisfaction of loans. As of December 31, 2014, the Company had OREO properties with a combined carrying value of $27.6 million. For the year ended December 31, 2014, the Company foreclosed on properties with an aggregate carrying value of $27.1 million as of the foreclosure date. Additionally, the Company recorded $1.6 million in write-downs. The Company also sold 17 OREO properties for total proceeds of $60.7 million resulting in a total net gain on sale of $3.8 million for the year ended December 31, 2014. As of December 31, 2013, the Company had OREO properties with a carrying value of $18.9 million. For the year ended December 31, 2013, the Company foreclosed on properties with an aggregate carrying value of $9.4 million as of the foreclosure date. In addition to the $1.4 million recorded in write-downs for the year ended December 31, 2013, the Company sold 35 OREO properties for total proceeds of $25.5 million resulting in a total net gain on sale of $3.5 million. For the year ended December 31, 2012, the Company sold 47 OREO properties for total proceeds of $34.1 million resulting in a net gain on sale of $232 thousand and recoveries totaling $2.0 million.

The following table presents information regarding nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and non-covered OREO as of the dates indicated:

Table 11: Nonperforming Assets

	December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Nonaccrual loans	$101,043	$111,651	$108,109	$145,632	$172,929
Loans 90 or more days past due but not on nonaccrual	—	—	—	—	—
Total nonperforming loans	$101,043	$111,651	$108,109	$145,632	$172,929
Non-covered other real estate owned, net	27,612	18,900	32,911	29,350	21,865
Total nonperforming assets	$128,655	$130,551	$141,020	$174,982	$194,794
Performing restructured loans	$68,338	$71,826	$94,580	$99,603	$122,139
Total nonperforming assets to total assets	0.45%	0.53%	0.63%	0.80%	0.94%
Allowance for loan losses to nonperforming loans	255.51%	216.68%	212.18%	144.11%	133.24%
Nonperforming loans to total gross non-covered loans	0.50%	0.70%	0.89%	1.38%	1.93%

The Company evaluates loan impairment according to the provisions of ASC 310-10, Receivables. Under ASC 310-10, loans are considered impaired when it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the original contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent, less costs to sell. If the value of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency will be charged off against the allowance for loan losses. Also, in accordance with ASC 310-10, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

For collateral dependent loans, the fair value of the collateral is based on third party appraisals or evaluations which are reviewed by the Company’s appraisal department. Updated appraisals and evaluations are obtained on a regular basis or at least annually. Further, on a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate. In calculating the discount to be applied to an appraisal or evaluation, if necessary, the Company considers the location of collateral, the property type, and third party comparable sales. If it is assessed by management that the current value is not appropriate, adjustments to the carrying value will be calculated and a charge-off may be taken to reduce the loan or the OREO to the appropriate adjusted carrying value.

As of December 31, 2014, the Company’s total recorded investment in impaired loans was $154.1 million, compared with $183.5 million as of December 31, 2013. The $29.4 million or 16% decrease in impaired loans was largely due to a decrease in nonperforming loans. All nonaccrual and doubtful loans held for investment and loans modified in a TDR are included in impaired loans. As of December 31, 2014, the allowance for loan losses included $19.5 million for impaired loans with a total recorded balance of $71.7 million. As of December 31, 2013, the allowance for loan losses included $24.1 million for impaired loans with a total recorded balance of $73.5 million.

The following table presents information regarding impaired loans as of December 31, 2014 and 2013:

Table 11.1: Impaired loans

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	($ in thousands)
CRE:
Income producing	$50,045	33%	$65,268	35%
Construction	6,888	4%	6,888	4%
Land	8,460	5%	12,280	7%
Total CRE impaired loans	$65,393	42%	$84,436	46%
C&I:
Commercial business	$36,269	24%	$38,337	21%
Trade finance	274	—%	1,190	1%
Total C&I impaired loans	$36,543	24%	$39,527	22%
Residential:
Single-family	$16,535	11%	$15,173	8%
Multifamily	34,390	22%	41,114	22%
Total residential impaired loans	$50,925	33%	$56,287	30%
Consumer:
Student loans	$—	—%	$1,681	1%
Other consumer	1,259	1%	1,546	1%
Total consumer impaired loans	$1,259	1%	$3,227	2%
Total gross impaired loans	$154,120	100%	$183,477	100%

Allowance for Loan Losses

The Company is committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio. In addition to regular quarterly reviews of the allowance for loan losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. While the Company believes that the allowance for loan losses is appropriate as of December 31, 2014, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

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

The following table presents the Company’s allocation of the combined non-covered and covered allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

Table 12: Allowance for Loan Losses by Loan Segment

	December 31,
	2014			2013
	Amount		Percent	Amount	Percent
	($ in thousands)
CRE	$69,472	(1)	28%	$64,677	23%
C&I	134,598		36%	115,184	26%
Residential	43,856		22%	50,717	30%
Consumer	10,248		7%	11,352	9%
Covered loans subject to allowance for loan losses	3,505		7%	7,745	12%
Total	$261,679		100%	$249,675	100%

(1)	Includes allowance of $290 thousand relating to PCI loans acquired from MetroCorp.

Non-covered Loans

As of December 31, 2014, the allowance for loan losses on non-covered loans was $258.2 million, or 1.27% of total non-covered loans receivable, compared to $241.9 million or 1.54% of total non-covered loans receivable as of December 31, 2013. The $16.2 million or 7% increase in the allowance for loan losses on non-covered loans as of December 31, 2014, compared to December 31, 2013, was primarily due to loan growth.

Total non-covered loans net charge-offs amounted to $26.3 million or 0.14% of the average total non-covered loans for the year ended December 31, 2014. This compares to $3.6 million or 0.03% of the average total non-covered loans as of the same period in 2013. The increase in non-covered loans net charge-offs in 2014 was primarily due to charge-offs related to C&I loans and a $5.2 million write-down of student loans transferred to loans held for sale. The increases in allowance for loan losses on the non-covered C&I and CRE loan portfolio were consistent with the increases in these portfolios. The Company continues to aggressively monitor delinquencies and proactively review the credit risk exposure of the loan portfolio to minimize and mitigate potential losses.

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is included in accrued expenses and other liabilities and amounted to $12.7 million and $11.3 million as of December 31, 2014 and 2013, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

The following table presents activity in the allowance for loan losses for the years ended December 21, 2010 through 2014:

Table 13: Allowance for Loan Losses on Non-covered Loans

	Year Ended December 31,
	2014		2013	2012	2011	2010
	($ in thousands)
NON-COVERED LOANS
Allowance for non-covered loans, beginning of year	$241,930		$229,382	$209,876	$230,408	$238,833
Allowance for unfunded loan commitments and letters of credit	(1,575)		(2,157)	1,563	(1,048)	(1,833)
Provision for loan losses on non-covered loans	44,125		18,336	60,168	92,584	195,934
Gross charge-offs:
CRE	3,294	(1)	3,357	27,060	78,803	137,460
C&I	29,592		7,405	21,818	30,606	35,479
Residential	1,103		3,197	7,700	13,323	49,685
Consumer	5,793		2,385	1,824	1,959	2,579
Total gross charge-offs	39,782		16,344	58,402	124,691	225,203
Gross recoveries:
CRE	1,982		4,793	9,482	4,691	10,073
C&I	8,635		4,392	4,970	7,041	10,116
Residential	2,410		2,647	1,614	596	1,626
Consumer	449		881	111	295	862
Total gross recoveries	13,476		12,713	16,177	12,623	22,677
Net charge-offs	26,306		3,631	42,225	112,068	202,526
Allowance balance for non-covered loans, end of year	$258,174	(2)	$241,930	$229,382	$209,876	$230,408
Average non-covered loans outstanding	$18,296,514		$13,734,759	$11,023,745	$9,668,106	$8,634,283
Total gross non-covered loans outstanding, end of year	$20,249,451		$15,678,317	$11,958,873	$10,228,426	$8,717,388
Net charge-offs on non-covered loans to average non-covered loans	0.14%		0.03%	0.38%	1.16%	2.35%
Allowance for non-covered loan losses to total gross non-covered loans held for investment at end of year	1.27%		1.54%	1.92%	2.04%	2.64%

(1)	Includes charge-off of $523 thousand relating to PCI loans acquired from MetroCorp.

(2)	Includes allowance of $290 thousand relating to PCI loans acquired from MetroCorp.

Covered Loans

Based on the Company’s evaluation of estimates of cash flows expected to be collected, the Company may establish an allowance for the PCI covered pool of loans, with a charge to income through the provision for loan losses, where appropriate. As of December 31, 2014 and 2013, the majority of the PCI covered loan portfolio was performing better than expected from our initial estimates on acquisition. As of December 31, 2014, the Company has established an allowance of $424 thousand on $61.6 million of PCI covered loans. As of December 31, 2013, an allowance of $2.3 million was established on $129.7 million of PCI covered loans. The allowance balances for both periods were allocated mainly to the PCI covered CRE loans.

With respect to the covered advances, losses are estimated collectively for groups of loans with similar characteristics. The allowance for covered advances was $3.1 million, $5.5 million and $5.2 million as of December 31, 2014, 2013 and 2012, respectively.

Table 13.1: Allowance for Loan Losses on Covered Loans

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
COVERED ADVANCES
Allowances for covered advances, beginning of period	$5,476	$5,153	$6,647	$4,225	$—
Provision for loan losses on covered advances	6,878	1,759	5,016	2,422	4,225
Net charge-offs	9,273	1,436	6,510	—	—
Allowance for covered advances, end of period	$3,081	$5,476	$5,153	$6,647	$4,225

PCI COVERED LOANS
Allowance for PCI loans, beginning of the period	$2,269	$—	$—	$—	$—
(Reversal of) provision for loan losses on PCI loans	(1,845)	2,269	—		—
Allowance for PCI loans, end of the period	$424	$2,269	$—	$—	$—
Total allowance, end of year	$3,505	$7,745	$5,153	$6,647	$4,225

Deposits

The Company offers a wide variety of deposit account products to both consumer and commercial customers. Total deposits increased $3.60 billion or 18% to $24.01 billion as of December 31, 2014, as compared to $20.41 billion as of December 31, 2013. The increase in total deposits for the year ended December 31, 2014, was mainly due to the $1.32 billion of deposits acquired from MetroCorp and the overall increases in non-interest bearing demand deposits, money market, interest-bearing checking and time deposits.

As of December 31, 2014, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program decreased $23.3 million or 11% to $180.0 million, compared to $203.3 million as of December 31, 2013. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, the Company partners with other financial institutions to offer a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

Public deposits increased $518.6 million or 43% to $1.72 billion as of December 31, 2014, from $1.20 billion as of December 31, 2013. A large portion of these public funds are comprised of deposits from the State of California.

Time deposits greater than $100 thousand were $4.45 billion, representing 19% of the deposit portfolio as of December 31, 2014. These accounts, consisting primarily of deposits by consumers, had a weighted average interest rate of 0.79% as of December 31, 2014. The following table presents the remaining maturities as of December 31, 2014 of time deposits greater than $100 thousand:

Table 14: Time Deposits $100,000 or Greater

December 31, 2014
(In thousands)
3 months or less	$1,411,685
Over 3 months through 6 months	859,442
Over 6 months through 12 months	1,251,628
Over 12 months	927,938
Total	$4,450,693

Borrowings

The Company utilizes a combination of short-term and long-term borrowings to manage its liquidity position. FHLB advances increased $2.1 million or 1% to $317.2 million as of December 31, 2014, compared to $315.1 million as of December 31, 2013. The increase in FHLB advances does not represent additional advances but rather is the accretion adjustment for the discount associated with these advances.

The Company also utilizes securities sold under repurchase agreements (“repurchase agreements”) to manage its liquidity position. Repurchase agreements decreased $200.0 million or 20% from $995.0 million as of December 31, 2013 to $795.0 million as of December 31, 2014. This decrease was mainly due to a $200.0 million securities purchased under resale agreements ("resale agreements") that was entered into in the third quarter of 2014, which was eligible for netting against an existing repurchase agreement with the same counterparty. No short-term repurchase agreements were outstanding as of December 31, 2014 and 2013. The weighted average interest rates were 3.70% and 4.06% as of December 31, 2014 and 2013. The counterparties have the right to a quarterly call for many of the repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collaterals for these agreements are mainly comprised of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt, comprised of junior subordinated debt and a term loan, decreased to $225.8 million as of December 31, 2014, compared to $226.9 million as of December 31, 2013.  This decrease was primarily due to an increase of $19.0 million in junior subordinated debt, offset by a decrease in a term loan of $20.0 million.

The junior subordinated debt increased $19.0 million or 15% from $126.9 million as of December 31, 2013 to $145.8 million as of December 31, 2014. As of December 31, 2014, the MetroCorp junior subordinated debt was $35.0 million, before reduction of purchase accounting adjustment of $6.8 million, with related common stock $1.1 million. During 2014, the junior subordinated debt of one statutory business trust of $10.0 million, with related common stock of $310 thousand, was redeemed, which contributed to a $10.3 million decrease as of December 31, 2014. Junior subordinated debts were issued in connection with our various pooled trust preferred securities offerings, which qualify as Tier I and Tier II capital, for regulatory purposes, are subject to a phase-out period. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with more than $15 billion in total consolidated assets will no longer be able to include trust preferred securities as Tier I regulatory capital following a phase-out period which commenced in 2013 with phase-out complete by 2016.

In 2013, the Company entered into a three-year term loan agreement for $100.0 million. The three-year term loan will mature on July 1, 2016 and is payable in quarterly installments $5.0 million starting on March 31, 2014 and with a $50.0 million final repayment at maturity on July 1, 2016. The interest rate was 1.81% as of December 31, 2014, which is based on the three-month London Interbank Offering Rate plus 150 basis points. The outstanding balance of the term loan was $80.0 million and $100.0 million as of December 31, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the course of the Company’s business, the Company may enter into or be a party to transactions that are not recorded on the balance sheet and are considered to be off-balance sheet arrangements. Off-balance sheet arrangements are any contractual arrangements whereby an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

Commitments

As a financial services provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The same credit policies are used in extending these commitments as in extending loan facilities to customers. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. A schedule of significant commitments to extend credit to customers as of December 31, 2014 is presented as follows:

Table 15: Significant Commitments

December 31, 2014
(In thousands)
Undisbursed loan commitments	$4,066,905
Standby letters of credit	$1,186,794
Commercial letters of credit	$66,272

A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 15 to the Company’s consolidated financial statements presented elsewhere in this report. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 17 to the Company’s consolidated financial statements presented elsewhere in this report.

Contractual Obligations

With the exception of operating lease obligations, these contractual obligations are included in the consolidated balance sheets. The payment amounts represent the amounts and interest contractually due to the recipient. The following table presents, as of December 31, 2014, the Company’s significant fixed and determinable contractual obligations, within the categories and payment dates described below.

Table 16: Contractual Obligations

	Payment Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity	Total
	(In thousands)
Contractual Obligations
Deposits	$4,942,649	$742,707	$387,813	$2,223	$18,121,047	$24,196,439
FHLB advances	1,916	3,833	85,543	253,716	—	345,008
Securities sold under repurchase agreements	31,772	297,554	314,449	268,428	—	912,203
Affordable housing and other tax credit investment commitments	—	—	—	—	114,714	114,714
Long-term debt obligations	4,228	7,006	85,556	198,429	—	295,219
Operating lease obligations (1)	24,076	34,196	21,339	30,910	—	110,521
Unrecognized tax liabilities	—	3,310	3,927	—	—	7,237
Postretirement benefit obligations	292	813	1,037	13,297	—	15,439
Total contractual obligations	$5,004,933	$1,089,419	$899,664	$767,003	$18,235,761	$25,996,780

(1)	Represents the Company’s lease obligations for all rental properties.

Capital Resources

As of December 31, 2014, stockholders’ equity totaled $2.85 billion, a 21% increase from the year end December 31, 2013 balance of $2.36 billion. The increase is comprised of the following: (1) issuance of treasury stock shares pursuant to the MetroCorp acquisition totaling $190.8 million, representing 5,583,093 shares; (2) net income of $342.5 million; (3) other comprehensive income of $34.7 million; (4) warrants issued pursuant to the MetroCorp acquisition totaling $4.9 million; (5) tax benefits of $6.5 million from various stock plans; (6) stock compensation amounting to $13.9 million related to grants of restricted stock units; (7) issuance of common stock totaling $6.8 million, representing 655,301 shares, pursuant to various stock plans and agreements; and (8) issuance of shares pursuant to director retainer fees of $630 thousand, representing 18,909 shares. These transactions were offset by: (1) accrual and payment of cash dividends on common stock totaling $104.0 million; and (2) purchase of treasury shares related to restricted stock surrendered due to employee tax liability amounting to $10.3 million, representing 285,953 shares.

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

Risk-Based Capital

The Company is committed to maintaining capital at a level sufficient to assure our stockholders, our customers and our regulators that the Company and its bank subsidiary are financially sound. The Company is subject to risk-based capital regulations and capital adequacy guidelines adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to these guidelines, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0%, respectively, may be deemed “well-capitalized.” As of December 31, 2014, the Bank’s Tier I and total capital ratios were 10.6% and 11.8%, respectively, compared to 11.6% and 12.9%, respectively, as of December 31, 2013.

The following table compares East West Bancorp, Inc.’s and East West Bank’s capital ratios as of December 31, 2014, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Table 17: Regulatory Required Ratios

	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	12.6%	11.8%	8.0%	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	11.0%	10.6%	4.0%	6.0%
Tier 1 Capital (to Average Assets)	8.4%	8.2%	4.0%	5.0%

Under the Dodd-Frank Act, bank holding companies with more than $15 billion in total consolidated assets are no longer able to include trust preferred securities as Tier I regulatory capital following a phase-out period which commenced in 2013 with phase-out complete by 2016. As of December 31, 2014 and 2013, trust preferred securities comprised 3.1% and 4.4%, respectively, of the Company’s Basel I Tier I capital.

As discussed in “Item 1. BUSINESS — Supervision and Regulation — Capital Requirements”, the Basel III capital rules are effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components). Based on our current interpretation of the Basel III capital rules, the Company believes that both the Company and the Bank would have met all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if such requirements were effective as of December 31, 2014.

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

The Company’s primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the FHLB of San Francisco, and issuances of long-term debt. These funding sources are augmented by payments of principal and interest on loans and securities. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

During the years ended December 31, 2014, 2013 and 2012, the Company experienced net cash inflows from operating activities of $392.9 million, $425.8 million and $287.5 million, respectively. Net income increased $47.4 million during the year 2014, compared to 2013, while net cash from operating activities decreased $32.9 million. These differences were mainly due to $109.4 million and $108.2 million increases in cash outflows related to accrued interest receivable and other assets, and accrued expenses and other liabilities, respectively, $57.6 million of lower net non-cash charges, $57.2 million decrease in cash received from FDIC shared-loss agreements, partially offset by $251.3 million increases in net cash inflow from loans held for sale. Net income increased $13.4 million during the year 2013, compared to 2012, while net cash from operating activities increased $138.3 million.  These differences were mainly due to $55.6 million and $54.5 million increases in cash inflows related to accrued interest receivable and other assets, and accrued expenses and other liabilities, respectively, $22.5 million increases in net cash inflow from loans held for sale, $19.3 million of higher non-cash charges, partially offset by $20.3 million decrease in net cash received from FDIC shared-loss agreements.

Net cash outflows from investing activities totaled $2.36 billion, $2.73 billion and $758.9 million during 2014, 2013, and 2012, respectively. Net cash outflow from investing activities for 2014 and 2013 was primarily due to a net increase in loans held for investment. Net cash outflow from investing activities for 2012 was primarily due to net increases in resale agreements and loans held for investments, partially offset by a net decrease in investment securities available-for-sale. The $375.0 million decrease in net cash outflow from investing activities, comparing 2014 and 2013 was primarily due to $427.4 million and $208.3 million increase in cash from investment securities and held for investment loans, respectively, partially offset by $275.0 million decrease in cash from resale agreements. The $1.98 billion increase in net cash outflow from investing activities, comparing 2013 and 2012, was primarily due to $2.38 billion and $722.5 million in held for investment loans and investment securities available-for-sale, respectively, partially offset by $813.6 million and $413.4 million increase in cash from resale agreements and short-term investments, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company experienced net cash inflows from financing activities of $2.11 billion, $1.88 billion and $364.2 million, respectively. Net cash inflows from financing activities in 2014 was primarily comprised of $2.28 billion increase in deposits, partially offset by $103.6 million in cash dividends paid. Net cash inflow from financing activities in 2013 was primarily comprised of $2.10 billion increase in deposits and $100.0 million increase in long-term borrowings, partially offset by $200.0 million of treasury stock repurchases related to the Stock Repurchase Plan and $86.3 million in cash dividends paid. Net cash inflow from financing activities in 2012 was primarily comprised of $856.4 million increase in deposits, partially offset by $224.0 million of repayments in various borrowings, $200.0 million in treasury stock repurchases related to the Stock Repurchase Plan and $64.2 million in cash dividends paid.

As a means of augmenting the Company’s liquidity, the Company has a combination of borrowing sources available, which is comprised of the Federal Reserve Bank’s discount window, FHLB advances, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. The Company believes that its liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements. As of December 31, 2014, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of December 31, 2014, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. For the years ended December 31, 2014 and 2013, total dividends paid by the Bank to East West Bancorp, Inc. amounted to $111.6 million and $319.0 million, respectively.  In January 2015, the Board of Directors declared a quarterly dividend of $0.20 per share on the Company’s common stock payable on or about February 17, 2015 to stockholders of record as of February 2, 2015.

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires maintaining a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, we simulate the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below presents the estimated impact of changes in interest rates on net interest income and market value of equity as of December 31, 2014 and 2013, assuming a non-parallel shift of 100 and 200 basis points in both directions:

Table 18: Rate Shock Table

	Net Interest Income Volatility (1)		Net Portfolio Value Volatility (2)
	December 31,		December 31,
Change in Interest Rates (Basis Points)	2014	2013	2014	2013
+200	15.5%	11.1%	9.5%	13.4%
+100	7.6%	4.9%	4.8%	6.1%
-100	(1.1)%	(0.5)%	(2.0)%	(1.8)%
-200	(1.4)%	(0.6)%	(3.4)%	(3.4)%

(1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Bank in a stable rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis as of December 31, 2014 and 2013. In a declining rate environment, the interest rate floors on these loans contribute to the favorable impact on our net interest income. However, in a rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates. As of December 31, 2014 and 2013, the Company’s estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table presents the outstanding principal balances and the weighted average interest rates of the Company’s financial instruments as of December 31, 2014. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments.

Table 19: Expected Maturity for Financial Instruments

	Expected Maturity or Repricing Date by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	($ in thousands)
Assets:
CD investments	$481,969	$—	$—	$—	$—	$—	$481,969
Average yield (fixed rate)	4.13%	—%	—%	—%	—%	—%	4.13%
Short-term investments	$532,379	$—	$—	$—	$—	$—	$532,379
Weighted average rate	0.47%	—%	—%	—%	—%	—%	0.47%
Securities purchased under resale agreements	$925,000	$50,000	$200,000	$50,000	$—	$—	$1,225,000
Weighted average rate	1.29%	1.75%	1.70%	2.5%	—%	—%	1.42%
Investment securities	$766,804	$267,021	$365,918	$556,384	$238,685	$431,397	$2,626,209
Weighted average rate	1.73%	2.22%	1.84%	1.56%	1.86%	3.28%	2.02%
Total covered gross loans	$1,387,049	$69,179	$62,875	$39,285	$17,751	$28,802	$1,604,941
Weighted average rate	4.13%	5.02%	4.85%	4.97%	5.57%	5.87%	4.27%
Total non-covered gross loans	$16,403,867	$1,730,498	$916,312	$588,982	$321,565	$298,446	$20,259,670
Weighted average rate	3.88%	4.68%	4.97%	4.82%	5.21%	5.96%	4.09%
Total loans held for sale	$45,950	$—	$—	$—	$—	$—	$45,950
Weighted average rate	8.25%	—%	—%	—%	—%	—%	8.25%
Liabilities:
Checking deposits	$1,997,386	$—	$—	$—	$—	$—	$1,997,386
Weighted average rate	0.28%	—%	—%	—%	—%	—%	0.28%
Money market deposits	$6,318,120	$—	$—	$—	$—	$—	$6,318,120
Weighted average rate	0.24%	—%	—%	—%	—%	—%	0.24%
Savings deposits	$1,651,267	$—	$—	$—	$—	$—	$1,651,267
Weighted average rate	0.16%	—%	—%	—%	—%	—%	0.16%
Time certificate deposits	$4,902,701	$482,852	$234,140	$202,830	$163,274	$126,943	$6,112,740
Weighted average rate	0.63%	0.86%	1.23%	1.23%	1.16%	(0.26)%	0.68%
FHLB advances	$332,000	$—	$—	$—	$—	$—	$332,000
Weighted average rate	0.58%	—%	—%	—%	—%	—%	0.58%
Securities sold under repurchase agreements (fixed rate)	$495,000	$—	$—	$—	$—	$—	$495,000
Weighted average rate	4.75%	—%	—%	—%	—%	—%	4.75%
Securities sold under repurchase agreements (variable rate)	$300,000	$—	$—	$—	$—	$—	$300,000
Weighted average rate	2.77%	—%	—%	—%	—%	—%	2.77%
Junior subordinated debt (variable rate)	$152,641	$—	$—	$—	$—	$—	$152,641
Weighted average rate	1.82%	—%	—%	—%	—%	—%	1.82%
Other long-term borrowing (variable rate)	$80,000	$—	$—	$—	$—	$—	$80,000
Weighted average rate	1.81%	—%	—%	—%	—%	—%	1.81%

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have audited East West Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework 1992 issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Los Angeles, California
March 2, 2015

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors and executive officers of the Company, to the extent not included under Item 1 under the heading “Executive Officers of the Registrant” appearing at the end of Part I of this report, will appear in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “ELECTION OF DIRECTORS,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period. Additionally, information on compensation arrangements for the Board of Directors of the Company is set forth as Exhibit 10.12.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on our internet website at www.eastwestbank.com.

Audit Committee Financial Experts

The Company has determined that all members of the Audit Committee, namely Directors Molly Campbell, Rudolph Estrada, Tak-Chuen Clarence Kwan and Keith Renken are “Audit Committee Financial Experts” as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. All members of the Audit Committee are independent of management.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation of the Company’s named executives will appear in the 2015 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled “DIRECTOR COMPENSATION,” “COMPENSATION OF EXECUTIVE OFFICERS,” “COMPENSATION DISCUSSION AND ANALYSIS,” and “REPORT BY THE COMPENSATION COMMITTEE,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management will appear in the 2015 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the sections entitled “BENEFICIAL STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 regarding equity compensation plans under which equity securities of the Company were authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Plan Category
Equity compensation plans approved by security holders	42,116	$20.75	3,715,327
Equity compensation plans not approved by security holders	—	—	—
Total	42,116	$20.75	3,715,327

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in the 2015 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “DIRECTOR INDEPENDENCE/FINANCIAL EXPERTS,”  if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in the 2015 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the section entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements included in the registrant’s 2014 Annual Report to Shareholders are included. Page number references are to the 2014 Annual Report to Shareholders.

(a)(2) Financial Statement Schedules

Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Exhibit Index of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

East West Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control-Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 2, 2015

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,039,885	$895,820
Short-term investments	338,714	257,473
Securities purchased under resale agreements	1,225,000	1,300,000
Investment securities available-for-sale, at fair value	2,626,365	2,733,797
Loans held for sale	45,950	204,970
Non-covered loans (net of allowance for loan losses of $258,174 in 2014 and $241,930 in 2013)	19,994,081	15,412,715
Covered loans (net of allowance for loan losses of $3,505 in 2014 and $7,745 in 2013)	1,474,189	2,187,898
Total loans receivable, net	21,468,270	17,600,613
FDIC indemnification asset, net	—	74,708
Other real estate owned, net	27,612	18,900
Other real estate owned covered, net	4,499	21,373
Total other real estate owned	32,111	40,273
Investment in Federal Home Loan Bank stock, at cost	31,239	62,330
Investment in Federal Reserve Bank stock, at cost	54,451	48,333
Investment in affordable housing partnerships, net	178,652	164,776
Premises and equipment (net of accumulated depreciation of $85,409 in 2014 and $69,768 in 2013)	180,900	177,710
Premiums on deposits acquired, net	45,309	46,920
Goodwill	469,433	337,438
Other assets	1,001,770	784,907
TOTAL	$28,738,049	$24,730,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposit accounts:
Noninterest-bearing	$7,381,030	$5,821,899
Interest-bearing	16,627,744	14,591,019
Total deposits	24,008,774	20,412,918
Securities sold under repurchase agreements	795,000	995,000
Payable to FDIC, net	96,106	—
Federal Home Loan Bank advances	317,241	315,092
Long-term debt	225,848	226,868
Accrued expenses and other liabilities	444,512	415,965
Total liabilities	25,887,481	22,365,843
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 163,772,218 and 163,098,008 shares issued in 2014 and 2013, respectively; 143,582,229 and 137,630,896 shares outstanding in 2014 and 2013, respectively.	164	163
Additional paid in capital	1,677,767	1,571,670
Retained earnings	1,598,598	1,360,130
Treasury stock, at cost—20,189,989 shares in 2014 and 25,467,112 shares in 2013.	(430,198)	(537,279)
Accumulated other comprehensive income (loss), net of tax	4,237	(30,459)
Total stockholders’ equity	2,850,568	2,364,225
TOTAL	$28,738,049	$24,730,068

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$1,059,205	$979,394	$945,530
Investment securities	44,684	43,846	58,184
Securities purchased under resale agreements	20,323	21,236	20,392
Investment in Federal Home Loan Bank and Federal Reserve Bank stock	6,272	6,869	4,673
Due from banks and short-term investments	23,214	17,340	22,316
Total interest and dividend income	1,153,698	1,068,685	1,051,095
INTEREST EXPENSE
Customer deposit accounts	65,486	63,496	75,895
Federal Home Loan Bank advances	4,116	4,173	6,248
Securities sold under repurchase agreements	38,395	41,381	46,166
Long-term debt	4,823	3,436	3,855
Other borrowings	—	6	4
Total interest expense	112,820	112,492	132,168
Net interest income before provision for loan losses	1,040,878	956,193	918,927
Provision for loan losses on non-covered loans	44,125	18,336	60,168
Provision for loan losses on covered loans	5,033	4,028	5,016
Net interest income after provision for loan losses	991,720	933,829	853,743
NONINTEREST (LOSS) INCOME
Impairment loss on investment securities	—	—	(5,165)
Less: Noncredit-related impairment loss recorded in other comprehensive income	—	—	5,066
Net impairment loss on investment securities recognized in earnings	—	—	(99)
Changes in FDIC indemnification asset and receivable/payable	(201,417)	(228,585)	(122,251)
Branch fees	37,866	32,036	30,906
Net gains on sales of investment securities	10,851	12,089	757
Letters of credit fees and commissions	25,941	22,116	19,104
Ancillary loan fees	10,616	9,368	8,831
Foreign exchange income	11,381	12,658	7,166
Net gains on sales of loans	39,132	7,750	17,045
Dividend and other investment income	5,464	993	(439)
Other commission and fee income	29,419	20,400	16,349
Other operating income	19,033	18,707	17,013
Total noninterest loss	(11,714)	(92,468)	(5,618)
NONINTEREST EXPENSE
Compensation and employee benefits	231,838	175,906	171,374
Occupancy and equipment expense	63,815	56,641	55,475
Amortization of investments in affordable housing partnerships and other tax credit investments	75,660	27,268	18,058
Amortization of premiums on deposits acquired	10,204	9,365	10,906
Deposit insurance premiums and regulatory assessments	21,922	16,550	14,130
Loan related expenses	3,438	12,520	14,987
Other real estate owned (income) expense	(3,591)	(1,128)	22,349
Legal expense	53,018	31,718	25,441
Data processing	15,888	9,095	9,231
Other operating expense	92,359	77,576	80,582
Total noninterest expense	564,551	415,511	422,533
INCOME BEFORE TAXES	415,455	425,850	425,592
PROVISION FOR INCOME TAXES	72,972	130,805	143,942
NET INCOME	342,483	295,045	281,650
PREFERRED STOCK DIVIDENDS	—	3,428	6,857
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$342,483	$291,617	$274,793
EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC	$2.39	$2.11	$1.92
DILUTED	$2.38	$2.10	$1.89
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	142,952	137,342	141,457
DILUTED	143,563	139,574	147,175
DIVIDENDS DECLARED PER COMMON SHARE	$0.72	$0.60	$0.40

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$342,483	$295,045	$281,650
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on investment securities available-for-sale	34,714	(35,181)	42,429
Noncredit-related impairment loss on securities	—	—	(2,938)
Foreign currency translation adjustments	—	—	(900)
Net change in unrealized (losses) gains on other investments	(18)	53	18
Other comprehensive income (loss)	34,696	(35,128)	38,609
COMPREHENSIVE INCOME	$377,179	$259,917	$320,259

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Additional Paid In Capital Preferred Stock	Common Stock	Additional Paid In Capital Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)Income, Net of Tax	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2012	$83,027	$157	$1,443,883	$934,617	$(116,001)	$(33,940)	$2,311,743
Net income	—	—	—	281,650	—	—	281,650
Other comprehensive income	—	—	—	—	—	38,609	38,609
Stock compensation costs	—	—	12,668	—	—	—	12,668
Tax benefit from stock compensation plans, net	—	—	462	—	—	—	462
Issuance of 336,031 shares of common stock pursuant to various stock compensation plans and agreements	—	—	3,821	—	—	—	3,821
Issuance of 26,151 shares pursuant to Director retainer fee	—	—	570	—	—	—	570
Cancellation of 190,634 shares of common stock due to forfeitures of issued restricted stock	—	—	3,335	—	(3,335)	—	—
137,258 shares of restricted stock surrendered due to employee tax liability	—	—	—	—	(3,012)	—	(3,012)
Preferred stock dividends	—	—	—	(6,857)	—	—	(6,857)
Common stock dividends	—	—	—	(57,582)	—	—	(57,582)
Purchase 9,068,105 shares of treasury stock pursuant to the Stock Repurchase Plan	—	—	—	—	(199,950)	—	(199,950)
BALANCE, DECEMBER 31, 2012	$83,027	$157	$1,464,739	$1,151,828	$(322,298)	$4,669	$2,382,122
Net income	—	—	—	295,045	—	—	295,045
Other comprehensive loss	—	—	—	—	—	(35,128)	(35,128)
Stock compensation costs	—	—	13,548	—	—	—	13,548
Tax benefit from stock compensation plans, net	—	—	5,522	—	—	—	5,522
Issuance of 323,737 shares of common stock pursuant to various stock compensation plans and agreements	—	—	3,054	—	—	—	3,054
Issuance of 19,998 shares pursuant to Director retainer fee	—	—	630	—	—	—	630
Cancellation of 65,686 shares of common stock due to forfeitures of issued restricted stock	—	—	1,156	—	(1,156)	—	—
508,518 shares of restricted stock surrendered due to employee tax liability	—	—	—	—	(13,833)	—	(13,833)
Preferred stock dividends	—	—	—	(3,428)	—	—	(3,428)
Common stock dividends	—	—	—	(83,315)	—	—	(83,315)
Conversion of 85,710 shares of Series A preferred stock into 5,594,080 shares of common stock	(83,027)	6	83,021	—	—	—	—
Purchase 8,026,807 shares of treasury stock pursuant to the Stock Repurchase Plan	—	—	—	—	(199,992)	—	(199,992)
BALANCE, DECEMBER 31, 2013	$—	$163	$1,571,670	$1,360,130	$(537,279)	$(30,459)	$2,364,225
Net income	—	—	—	342,483	—	—	342,483
Other comprehensive income	—	—	—	—	—	34,696	34,696
Stock compensation costs	—	—	13,883	—	—	—	13,883
Tax benefit from stock compensation plans, net	—	—	6,513	—	—	—	6,513
Issuance of 655,301 shares of common stock pursuant to various stock compensation plans and agreements	—	1	6,793	—	—	—	6,794
Issuance of 18,909 shares pursuant to Director retainer fee	—	—	630	—	—	—	630
Cancellation of 20,017 shares of common stock due to forfeitures of issued restricted stock	—	—	379	—	(379)	—	—
285,953 shares of restricted stock surrendered due to employee tax liability	—	—	—	—	(10,326)	—	(10,326)
Common stock dividends	—	—	—	(104,015)	—	—	(104,015)
Issuance of 5,583,093 shares pursuant to MetroCorp acquisition	—	—	73,044	—	117,786	—	190,830
Warrant acquired pursuant to MetroCorp acquisition	—	—	4,855	—	—	—	4,855
BALANCE, DECEMBER 31, 2014	$—	$164	$1,677,767	$1,598,598	$(430,198)	$4,237	$2,850,568

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$342,483	$295,045	$281,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,625	101,169	82,536
(Accretion) of discount and amortization of premiums, net	(184,318)	(245,665)	(233,607)
Changes in FDIC indemnification asset and receivable/payable	201,417	228,585	122,251
Stock compensation costs	13,883	13,548	12,668
Deferred tax expenses	(154,612)	(45,028)	(12,650)
Tax benefit from stock compensation plans, net	(6,513)	(5,522)	(462)
Provision for loan losses	49,158	22,364	65,184
Impairment on other real estate owned	2,923	3,849	16,035
Net gain on sales of investment securities, loans and other assets	(64,039)	(30,224)	(28,165)
Originations and purchases of loans held for sale	(92,475)	(99,688)	(103,059)
Proceeds from sales and paydowns/payoffs in loans held for sale	288,706	44,627	25,516
Net (payments to) proceeds from FDIC shared-loss agreements	(1,343)	55,826	76,094
Net change in accrued interest receivable and other assets	(88,901)	20,526	(35,065)
Net change in accrued expenses and other liabilities	(38,586)	69,581	15,086
Other net operating activities	(2,510)	(3,148)	3,514
Total adjustments	50,415	130,800	5,876
Net cash provided by operating activities	392,898	425,845	287,526
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash paid	138,465	—	—
Net (increase) decrease in:
Loans	(3,396,728)	(2,458,694)	(337,685)
Short-term investments	(81,241)	108,905	(304,544)
Securities purchased under resale agreements	(125,000)	150,000	(663,566)
Purchases of:
Investment securities available-for-sale	(960,135)	(1,316,764)	(1,835,823)
Loans receivable	(20,783)	(680,821)	(461,878)
Premises and equipment	(11,853)	(88,108)	(10,280)
Investments in affordable housing partnerships and other tax credit investments	(87,925)	(42,149)	(57,831)
Proceeds from sale of:
Investment securities available-for-sale	623,689	663,569	1,230,134
Loans originated for investment	856,434	370,171	414,878
Other real estate owned	70,936	64,312	100,547
Premises and equipment	2,343	6,061	18,914
Repayments, maturities and redemptions of investment securities available-for-sale	554,742	444,057	1,119,098
Redemption of Federal Home Loan Bank stock	33,801	44,945	29,622
Surrender of life insurance policies	49,480	—	—
Other net investing activities	(6,118)	(330)	(491)
Net cash used in investing activities	(2,359,893)	(2,734,846)	(758,905)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	2,277,007	2,103,564	856,352
Short-term borrowings	—	(20,000)	(5,208)
Securities sold under repurchase agreements	(25,000)	—	—
Proceeds from:
Increase in long-term borrowings	—	100,000	—
Issuance of common stock pursuant to various stock plans and agreements	6,794	3,054	3,821
Payments for:
Repayment of FHLB advances	(10,000)	—	(100,857)
Modification of Federal Home Loan Bank advances	—	—	(48,190)
Repayment of long-term debt	(30,310)	(10,310)	(75,000)
Repurchase of vested shares due to employee tax liability	(10,326)	(13,833)	(3,012)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	—	(199,992)	(199,950)
Cash dividends	(103,618)	(86,290)	(64,218)
Tax benefit from stock compensation plans, net	6,513	5,522	462
Net cash provided by financing activities	2,111,060	1,881,715	364,200
Effect of exchange rate changes on cash and cash equivalents	—	—	(900)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	144,065	(427,286)	(108,079)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	895,820	1,323,106	1,431,185
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,039,885	$895,820	$1,323,106
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$112,695	$112,169	$136,760
Income tax payments, net of refunds	$321,177	$142,980	$183,398
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	$837,389	$97,065	$144,131
Transfers to other real estate owned	$47,547	$43,989	$81,605
Conversion of preferred stock to common stock	$—	$83,027	$—
Loans to facilitate sales of other real estate owned	$2,000	$139	$6,380
Loans to facilitate sales of loans	$—	$—	$1,018
Issuance of common stock related to acquisition	$190,830	$—	$—

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS SUMMARY

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and small to mid-size businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. As of December 31, 2014, the Bank operates over 130 locations in the United States markets of California, Georgia, Nevada, New York, Massachusetts, Texas and Washington. The Bank’s presence includes five full-service branches in the Greater China, located in Hong Kong, two in Shanghai including one in the Shanghai Pilot Free Trade Zone, Shantou and Shenzhen. The Bank also has five representative offices in Greater China located in Beijing, Chongqing, Guangzhou, Xiamen and Taiwan.

The Bank focuses on commercial lending, including commercial real estate (“CRE”) loans, commercial business loans and trade finance loans. The Bank also provides financing for residential loans including single-family loans, home equity lines of credit (“HELOCs”) and multifamily loans. In addition, the Bank provides financing for construction development loans. The Bank’s revenues are derived from providing financing for residential and CRE and business customers, as well as investing activities. Funding for lending and investing activities is obtained through acceptance of customer deposits, Federal Home Loan Bank (“FHLB”) advances and other borrowing activities.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying consolidated financial statements. To prepare the consolidated financial statements in conformity with GAAP, management must make estimates based on conditions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and income and expenses during the reporting period and the related disclosures. Actual results could differ from those estimates.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, cash items in transit, cash due from other financial institutions, money-market funds, and other short-term investments with original maturities up to 90 days. Short-term investments included in cash and cash equivalents are short-term bank placements and short-term securities purchased under resale agreements, recorded at cost, which approximates market.

Short-term Investments — Short-term investments include interest-bearing deposits in other banks and other short-term investments with original maturities greater than 90 days and less than one year.

Securities Purchased Under Resale Agreements and Sold Under Agreements to Repurchase — The Company’s securities purchased under resale agreements (“resale agreements”) and securities sold under agreements to repurchase (“repurchase agreements”) are transacted under legally enforceable master repurchase agreements that give the Company, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets repurchase and resale transactions with the same counterparty on the consolidated balance sheet where it has a legally enforceable master netting agreement and when the transactions are eligible for netting under ASC 210-20-45, Balance Sheet—Offsetting. The counterparties to these agreements are nationally recognized financial institutions that meet credit eligibility criteria. Collateral pledged consists of securities that are not recognized on the consolidated balance sheets. Collateral accepted includes securities that are not recognized on the consolidated balance sheets against the related collateralized liability. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party, but is usually delivered to and held by third party trustees. The Company enters into resale agreements with terms that range from one day to several years. Resale agreements that are short-term in nature, or have terms of up to 90 days, are included in cash and cash equivalents.

Investment Securities Available-for-Sale — The Company holds debt securities and marketable equity securities in its investment portfolio, classified as available-for-sale investments and reported at fair value. Unrealized gains and losses, after applicable income taxes, are reported in accumulated other comprehensive income.

Amortization of premiums and accretion of discounts on investment securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.
Available-for-sale debt and marketable equity securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of other-than-temporary impairment (“OTTI”). In determining whether an impairment is other than temporary, the Company considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, changes in the securities’ ratings and other qualitative factors, as well as whether the Company either plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of the amortized cost. If the impairment of the available-for-sale debt security is credit-related, an OTTI loss is recorded in earnings. For available-for-sale debt securities, the non-credit-related impairment loss is recognized in accumulated other comprehensive income. If the Company intends to sell an available-for-sale debt security or believes it will more-likely-than-not be required to sell a security, the Company records the full amount of the impairment loss as an OTTI loss. Available-for-sale marketable equity securities are carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income on an after-tax basis. If there is an other-than-temporary decline in the fair value of any individual available-for-sale marketable equity security, the cost basis is reduced and the Company reclassifies the associated net unrealized loss out of accumulated other comprehensive income with a corresponding charge to the consolidated income statement.

Loans Held for Sale — Loans held for sale are mainly comprised of student loans carried at the lower of cost or fair value using the aggregate method. Origination fees on loans held for sale, net of certain costs of processing and closing the loans, are deferred until the time of sale and are included in the computation of the gain or loss from the sale of the related loans. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income.

Loans Receivable — Loans receivable that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net of deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple‑interest method on daily balances of the principal amounts outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Generally, loans are placed on nonaccrual status when they become 90 days past due. When interest accrual is discontinued, all unpaid accrued interest recognized in interest income is reversed. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.
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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the contractual terms of the loan agreement. Factors considered by management in determining and measuring loan impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for residential, CRE, and commercial and industrial (“C&I”) loans based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged off against the allowance for loan losses. In general, consumer loans consist of homogeneous smaller balance loans and are collectively evaluated for impairment.

Troubled Debt Restructurings — A loan is identified as a troubled debt restructuring (“TDR”) when a modification of the loan terms takes place where the borrower is determined to be experiencing financial difficulties the Company grants a concession to the borrower in the restructuring that it would not otherwise consider. The concessions may be granted in various forms, including a below-market change in the stated interest rate, reduction in loan balance or accrued interest, extension of the maturity date with a stated interest rate lower than the current market rate or note splits with principal forgiveness. A restructuring executed at an interest rate that is at market interest rates is not considered as a TDR. All TDRs are reviewed for impairment on a quarterly basis. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Generally, a nonaccrual loan that is restructured would remain on nonaccrual status for a period of six months to demonstrate that the borrower can perform under the restructured terms. However, the borrower’s performance prior to the restructuring, or other significant events at the time of restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan remaining on non-accrual status or being returned to accrual status after a shorter performance period. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan. Loans classified as TDRs are reported as impaired loans.

Purchased Credit Impaired Loans — Acquired loans, in accordance with ASC 805, Business Combinations, are recorded at fair value as of acquisition date. Loans purchased with evidence of credit deterioration since origination, purchased credit impaired (“PCI”) loans, for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Under ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. In situations where loans have similar risk characteristics, loans are aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.
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
Covered Loans — Loans acquired in an Federal Deposit Insurance Corporation (“FDIC”)-assisted acquisition that are subject to FDIC shared-loss agreements (“shared-loss agreements”) are referred to as covered loans. Covered loans are reported exclusive of the expected cash flow reimbursements expected to be collected from the FDIC. All covered loans are accounted for under ASC 805 and ASC 310-30.

FDIC Indemnification Asset/Payable to FDIC, net — In conjunction with the FDIC-assisted acquisitions of Washington First International Bank (“WFIB”) and United Commercial Bank (“UCB”), the Bank entered into shared-loss agreements with the FDIC related to covered loans and covered other real estate owned. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreement. The Company has elected to account for amounts receivable under the shared-loss agreements as an indemnification asset in accordance with ASC 805. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is reviewed on a quarterly basis and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. Any increases in cash flow of the covered loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered loans over those expected will increase the FDIC indemnification asset. Over the life of the FDIC indemnification asset, increases and decreases are recorded as adjustments to noninterest income. Due to continued payoffs and improved credit performance of the covered loan portfolio as compared to the Company's original estimates, the expected reimbursement from the FDIC under the shared-loss agreements has decreased and a payable to FDIC, net has been recorded. Additionally, the FDIC proportionately shares recoveries recognized on previously charged off covered loans.

Other Real Estate Owned — Other real estate owned (“OREO”) represents properties acquired through foreclosure or through full or partial satisfaction of loans, is considered held for sale, and is recorded at the lower of cost or estimated fair value at the time of foreclosure. Loan balances in excess of the fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, the real estate is carried at the lower of carrying value or fair value less costs to sell. Subsequent declines in the fair value of OREO below the carrying value are recorded through the use of a valuation allowance by charges to noninterest expense. Any subsequent operating expenses or income of such properties are also charged to noninterest expense. If the OREO is sold within three months of foreclosure, the Company substitutes the value received in the sale (net of costs to sell) for the fair value (less costs to sell). Any adjustment made to the loss originally recognized at the time of foreclosure is then charged against or credited to the allowance for loan losses, if deemed material. Otherwise, any declines in value, after foreclosure, are recorded in noninterest expense as gains or losses from the sale or disposition of the real estate. Gain recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer’s initial investment in the property sold.

Covered OREO — All OREO acquired in an FDIC-assisted acquisition that are subject to a FDIC shared-loss agreement are referred to as covered OREO. Covered OREO is reported exclusive of the expected cash flow reimbursements the Company expects to collect from the FDIC. Upon transferring covered loan collateral to covered OREO status, acquisition date fair value discounts on the related loan are also transferred to covered OREO. Fair value adjustments on covered OREO result in a reduction of the covered OREO carrying amount through expense and a corresponding increase of the FDIC reimbursement for 80% of the adjustment resulting in income. The net of that expense and income is the non-reimbursed portion or 20% of the estimated loss to the Bank which is the net amount charged against earnings.

Investment in Affordable Housing Partnerships and Other Tax Credit Investments — The Company records its investments in affordable housing partnerships and other tax credit investments using either the equity method or cost method of accounting. Investments that are recorded using the cost method, are being amortized over the life of the related tax credits. The tax credits are recognized on the consolidated financial statements to the extent they are utilized on the Company’s income tax returns. The investments are reviewed for impairment on an annual basis or on an interim basis if an event occurs that would trigger potential impairment.

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

Investment in FHLB Stock — As a member of the FHLB of San Francisco, the Bank is required to own common stock in the FHLB of San Francisco based upon the Company’s balance of residential mortgage loans and outstanding FHLB advances. As a result of the acquisition of WFIB in 2010, the Bank also owns common stock in the FHLB of Seattle. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Cash dividends are accrued and reported as dividend income.

Investment in Federal Reserve Bank Stock — As a member of the Federal Reserve Bank of San Francisco, the Bank is required to maintain stock in the Federal Reserve Bank of San Francisco based on a specified ratio relative to our capital. Federal Reserve Bank stock is carried at cost and may be sold back to the Federal Reserve Bank at its carrying value. Cash dividends are accrued and reported as dividend income.

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

Long-Term Debt — Long-term debt consists of junior subordinated debt and other long-term debt. The Company has six statutory business trusts whereby the Company is the owner of all the beneficial interests represented by the common securities of the Trusts, and third parties hold the fixed and variable rate capital securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory reporting purposes. However, these securities are being phased out of the Tier I capital, a process that commenced in 2013 with phase-out complete by 2016.

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

Earnings Per Share — The Company applies the two-class method in computing earnings per share (“EPS”). The Company’s restricted stock, which receives dividends as declared, qualify as participating securities. Restricted stock units granted by the Company are not considered participating securities, as they do not have dividend distribution rights during the vesting period. Basic EPS is computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS reflects the additional dilutive effect of common stock equivalents such as unvested stock awards and stock options.

Derivatives — As part of the asset and liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate and foreign currency risks. All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the consolidated balance sheet at fair value with the changes in fair value reported in earnings.

The Company’s interest rate swaps on certain certificates of deposit qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging.  The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating the derivative contract as a “fair value hedge” which is a hedge of a recognized asset or liability.  All derivatives designated as fair value hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet.  Both at inception and quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged item. Retroactive effectiveness is also assessed as well as the continued expectation that the hedge will remain effective prospectively.  Any ineffective portion of the changes of fair value hedges is recognized immediately in interest expense in the consolidated statements of income.
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
The Company also offers various derivative products to clients and enters into derivative transactions in due course. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market at the end of each reporting period with changes in fair value recorded in the consolidated statements of income.

Fair Value — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, in many cases, requires management to make a number of significant judgments. Based on the observability of the inputs used in the valuation techniques, the Company classifies its assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under ASC 820, Fair Value Measurements. In determining the fair value of financial instruments, the Company uses market prices of the same or similar instruments whenever such prices are available. The Company does not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques incorporate management’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

Reclassifications — Certain items in the consolidated financial statements and notes for the prior years have been reclassified to conform to the 2014 presentation.
NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 eliminates diversity in practice as it provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this guidance in first quarter 2014 with prospective application to all unrecognized tax benefits that exist at the effective date. ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

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
In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in-substance repossession or foreclosure occurs that would require a transfer of mortgage loans collateralized by residential real estate properties to OREO. The standard permits the use of either a modified retrospective or prospective transition method.  ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.
In May 2014, The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends  existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate.  ASC 606 establishes a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required.  ASC 606 is effective for interim and annual periods beginning after December 15, 2016 and is applied on either a modified retrospective or full retrospective basis. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statements.

NOTE 2 — BUSINESS COMBINATION

On January 17, 2014, the Company completed the acquisition of MetroCorp Bancshares, Inc. (“MetroCorp”), parent of MetroBank, N.A. and Metro United Bank. MetroCorp, headquartered in Houston, Texas, operated 19 branch locations within Texas and California under its two banks. The Company acquired MetroCorp to further expand its presence, primarily in Texas, within the markets of Houston and Dallas, and in California, within the San Diego market. The purchase consideration was satisfied with two thirds in East West stock and one third in cash. The fair value of the consideration transferred in the acquisition of MetroCorp was $291.4 million, which consisted of 5,583,093 shares of East West common stock fair valued at $190.8 million at the date of acquisition and $89.4 million in cash, $2.4 million of additional cash to MetroCorp stock option holders and a MetroCorp warrant, fair valued at $8.8 million, assumed by the Company.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. At the acquisition date, the Company recorded total fair value of assets acquired of $1.70 billion, which included $230.3 million in cash and due from banks, $64.3 million in investment securities available for sale, $2.7 million in FHLB stock, $1.19 billion in loans receivable, $8.6 million in fixed assets, $8.6 million in premiums on deposits acquired, $9.4 million in OREO, $30.0 million in bank owned life insurance (BOLI), $13.0 million in deferred tax assets and $16.7 million in other assets. The total fair value of liabilities acquired was $1.41 billion, which included $1.32 billion in deposits, $10.0 million in FHLB advances, $25.9 million in repurchase agreements, $29.1 million in junior subordinated debt and $22.7 million in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the January 17, 2014 acquisition date. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The Company recorded $121.0 million of goodwill at the acquisition date. During the fourth quarter of 2014, the Company recorded additional tax and BOLI adjustments of $10.3 million and $0.7 million, respectively related to the MetroCorp acquisition, resulting in an increase to goodwill to $132.0 million.

The Company has included the financial results of this business combination in the consolidated statements of income beginning on the acquisition date. Supplemental financial information regarding the former MetroCorp operations included in the consolidated statement of income from the date of acquisition through December 31, 2014 has not been separately presented as the operations of MetroCorp have been fully integrated into the Company’s operations and separate records for MetroCorp as a stand-alone business have not been maintained.

The following table presents the Company's unaudited pro forma results of operations for the periods presented as if the MetroCorp acquisition had been completed on January 1, 2014 and January 1, 2013, respectively. The 2014 unaudited pro forma information combines MetroCorp's 2014 historical results with the Company's 2014 consolidated historical results and includes MetroCorp's results of operations prior to acquisition date, January 17, 2014. The 2013 unaudited pro forma information combines MetroCorp's 2013 historical results with the Company's 2013 consolidated historical results and includes the estimated impact of certain fair value adjustments for the assets acquired and liabilities assumed and merger and acquisition integration costs. The unaudited pro forma information is not necessarily indicative of the Company's future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2014 and 2013, respectively. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. As a result, actual results will differ from the unaudited pro forma information presented.

	Pro forma
	Year Ended December 31,
	2014	2013
	(In thousands)
Net interest income and noninterest loss	$1,028,796	$934,207
Net income after tax	$338,730	$299,625

NOTE 3 — FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In determining the appropriate hierarchy levels, the Company performs an analysis of the assets and liabilities that are subject to fair value disclosure.  The following tables present both financial assets and liabilities that are measured at fair value on a recurring basis.  These assets and liabilities are reported on the consolidated balance sheets at their fair values as of December 31, 2014 and December 31, 2013.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.  There were no transfers for assets measured on a recurring basis in and out of Level 1, Level 2 or Level 3 during the years ended December 31, 2014 and 2013.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2014
	Fair Value Measurements December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$873,435	$873,435	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	311,024	—	311,024	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	141,420	—	141,420	—
Residential mortgage-backed securities	791,088	—	791,088	—
Municipal securities	250,448	—	250,448	—
Other residential mortgage-backed securities:
Investment grade	53,918	—	53,918	—
Other commercial mortgage-backed securities:
Investment grade	34,053	—	34,053	—
Corporate debt securities:
Investment grade	115,182	—	115,182	—
Non-investment grade	14,681	—	8,153	6,528
Other securities	41,116	32,105	9,011	—
Total investment securities available-for-sale	$2,626,365	$905,540	$1,714,297	$6,528

Derivative assets:
Foreign exchange options	$6,136	$—	$6,136	$—
Interest rate swaps and caps	$41,534	$—	$41,534	$—
Foreign exchange contracts	$8,123	$—	$8,123	$—
Derivative liabilities:
Interest rate swaps on certificates of deposits	$(9,922)	$—	$(9,922)	$—
Interest rate swaps and caps	$(41,779)	$—	$(41,779)	$—
Foreign exchange contracts	$(9,171)	$—	$(9,171)	$—
Embedded derivative liabilities	$(3,392)	$—	$—	$(3,392)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2013
	Fair Value Measurements December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$491,632	$491,632	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	394,323	—	394,323	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	178,870	—	178,870	—
Residential mortgage-backed securities	885,237	—	885,237	—
Municipal securities	280,979	—	280,979	—
Other residential mortgage-backed securities:
Investment grade	46,327	—	46,327	—
Other commercial mortgage-backed securities:
Investment grade	51,617	—	51,617	—
Corporate debt securities:
Investment grade	309,995	—	309,995	—
Non-investment grade	15,101	—	8,730	6,371
Other securities	79,716	—	79,716	—
Total investment securities available-for-sale	$2,733,797	$491,632	$2,235,794	$6,371

Derivative assets:
Foreign exchange options	$6,290	$—	$6,290	$—
Interest rate swaps and caps	$28,078	$—	$28,078	$—
Foreign exchange contracts	$6,181	$—	$6,181	$—
Derivative liabilities:
Interest rate swaps on certificates of deposits	$(16,906)	$—	$(16,906)	$—
Interest rate swaps and caps	$(26,352)	$—	$(26,352)	$—
Foreign exchange contracts	$(3,349)	$—	$(3,349)	$—
Embedded derivative liabilities	$(3,655)	$—	$—	$(3,655)

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  The following tables present a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014		2013		2012
	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities
	(In thousands)
Beginning balance	$6,371	$(3,655)	$4,800	$(3,052)	$2,235	$(2,634)
Total gains or (losses) for the period:
Included in earnings(1)	802	263	—	(603)	(99)	(418)
Included in other comprehensive income (unrealized) (2)	2,326	—	1,653	—	2,711	—
Purchases, issues, sales, settlements:
Purchases	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(2,595)	—	—	—	—	—
Settlements	(376)	—	(82)	—	(47)	—
Transfer from investment grade to non-investment grade	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance	$6,528	$(3,392)	$6,371	$(3,655)	$4,800	$(3,052)
Changes in unrealized losses included in earnings relating to assets and liabilities held at period-end	$—	$(263)	$—	$603	$99	$418

(1)
Realized gains or losses of corporate debt securities and embedded derivative liabilities are included in net gains on sales of investment securities and other operating expense, respectively, in the consolidated statements of income.

(2)	Unrealized gains or losses on investment securities are reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income.

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets and liabilities measured on a recurring basis classified as Level 3 as of December 31, 2014 and 2013:

	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
	($ in thousands)
December 31, 2014
Investment securities available-for-sale:
Corporate debt securities:
Non-investment grade	$6,528	Discounted cash flow	Constant prepayment rate	0% - 1%	0.73%
			Constant default rate	0.75% - 1.20%	0.87%
			Loss severity	85%	85%
			Discount margin	4.50% - 7.50%	6.94%
Embedded derivative liabilities	$(3,392)	Discounted cash flow	Credit risk	0.115% - 0.142%	0.133%

December 31, 2013
Investment securities available-for-sale:
Corporate debt securities:
Non-investment grade	$6,371	Discounted cash flow	Constant prepayment rate	0% - 1%	0.74%
			Constant default rate	0.75% - 1.20%	0.87%
			Loss severity	85%	85%
			Discount margin	6.50% - 11.50%	9.97%
Embedded derivative liabilities	$(3,655)	Discounted cash flow	Credit risk	0.175% - 0.212%	0.200%

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

The following tables present assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013:

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Non-covered impaired loans:
CRE	$26,089	$—	$—	$26,089
C&I	16,581	—	—	16,581
Residential	25,034	—	—	25,034
Consumer	107	—	—	107
Total non-covered impaired loans	$67,811	$—	$—	$67,811

Non-covered OREO	$15,735	$—	$—	$15,735
Covered OREO	$1,786	$—	$—	$1,786

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Non-covered impaired loans:
CRE	$29,559	$—	$—	$29,559
C&I	15,120	—	—	15,120
Residential	12,791	—	—	12,791
Consumer	281	—	—	281
Total non-covered impaired loans	$57,751	$—	$—	$57,751

Non-covered OREO	$13,031	$—	$—	$13,031
Covered OREO	$17,284	$—	$—	$17,284

The following table presents fair value adjustments of certain assets measured on a nonrecurring basis recognized during the years ended and still held as of December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Non-covered impaired loans:
CRE	$2,196	$(4,250)	$(8,405)
C&I	(9,169)	(13,135)	(14,540)
Residential	(61)	(1,378)	(4,803)
Consumer	(1)	(112)	(264)
Total non-covered impaired loans	$(7,035)	$(18,875)	$(28,012)

Non-covered OREO	$(1,573)	$(1,438)	$(5,122)
Covered OREO (1)	$(1,027)	$(3,376)	$(11,183)

(1)
Covered OREO results from the WFIB and UCB FDIC-assisted acquisitions for which the Company entered into shared-loss agreements with the FDIC whereby the FDIC will reimburse the Company for 80% of eligible losses. As such, the Company’s liability for losses is 20% of the $1.0 million in losses, or $205 thousand, and 20% of the $3.4 million in losses, or $675 thousand, and 20% of the $11.2 million in losses, or $2.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of December 31, 2014 and 2013:

	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
	($ in thousands)
December 31, 2014
Non-covered impaired loans	$11,499	Discounted cash flow	Discount rate	0% - 81%	49%
	$56,312	Market comparables	Discount rate(1)	0% - 100%	4%
Non-covered OREO	$15,735	Appraisal	Selling cost	8%	8%
Covered OREO	$1,786	Appraisal	No Discount

December 31, 2013
Non-covered impaired loans	$57,751	Market comparables	Discount rate(1)	0% - 100%	13%
Non-covered OREO	$13,031	Appraisal	Selling cost	8%	8%
Covered OREO	$17,284	Appraisal	No Discount
(1) Discount rate is adjusted for factors such as liquidation cost of collateral and selling cost.

The following tables present carrying and fair values per the fair value hierarchy of certain financial instruments, excluding those measured at fair value on a recurring basis, as of December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,039,885	$1,039,885	$—	$—	$1,039,885
Short-term investments	$338,714	$—	$338,714	$—	$338,714
Resale agreements	$1,225,000	$—	$1,191,060	$—	$1,191,060
Loans held for sale	$45,950	$—	$45,950	$—	$45,950
Loans receivable, net	$21,468,270	$—	$—	$20,997,379	$20,997,379
Investment in FHLB stock	$31,239	$—	$31,239	$—	$31,239
Investment in Federal Reserve Bank stock	$54,451	$—	$54,451	$—	$54,451
Accrued interest receivable	$88,303	$—	$88,303	$—	$88,303
Financial liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	$17,896,035	$—	$17,896,035	$—	$17,896,035
Time deposits	$6,112,739	$—	$—	$6,095,217	$6,095,217
Federal Home Loan Bank advances	$317,241	$—	$336,302	$—	$336,302
Repurchase agreements	$795,000	$—	$870,434	$—	$870,434
Accrued interest payable	$11,303	$—	$11,303	$—	$11,303
Long-term debt	$225,848	$—	$205,777	$—	$205,777

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$895,820	$895,820	$—	$—	$895,820
Short-term investments	$257,473	$—	$257,473	$—	$257,473
Resale agreements	$1,300,000	$—	$1,279,406	$—	$1,279,406
Loans held for sale	$204,970	$—	$212,469	$—	$212,469
Loans receivable, net	$17,600,613	$—	$—	$16,741,674	$16,741,674
Investment in FHLB stock	$62,330	$—	$62,330	$—	$62,330
Investment in Federal Reserve Bank stock	$48,333	$—	$48,333	$—	$48,333
Accrued interest receivable	$116,314	$—	$116,314	$—	$116,314
Financial liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	$14,588,570	$—	$14,588,570	$—	$14,588,570
Time deposits	$5,824,348	$—	$—	$5,791,659	$5,791,659
FHLB advances	$315,092	$—	$308,521	$—	$308,521
Repurchase agreements	$995,000	$—	$1,134,774	$—	$1,134,774
Accrued interest payable	$11,178	$—	$11,178	$—	$11,178
Long-term debt	$226,868	$—	$184,415	$—	$184,415

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

Resale Agreements — Resale agreements with original maturities of 90 days or less are included in cash and cash equivalents.  The fair value of securities purchased under resale agreements with original maturities of more than 90 days is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.  Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is classified as Level 2.

Investment Securities Available-for-Sale — When available, the Company uses quoted market prices to determine the fair value of investment securities available-for-sale; such items are classified as Level 1.  Level 1 investment securities mainly include U.S. treasury securities.  The fair values of other investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  The investment securities valued using such methods are classified as Level 2.

The Company’s Level 3 available-for-sale securities are comprised of pooled trust preferred securities. The fair values of these investment securities represent less than 1% of the total available-for-sale investment securities.  The fair values of the pooled trust preferred securities have traditionally been based on the average of at least two quoted market prices obtained from independent external brokers since broker quotes in an active market are given the highest priority. As a result of the continued illiquidity in the pooled trust preferred securities market, it is the Company’s view that current broker prices (which are typically non-binding) on certain pooled trust preferred securities are not representative of the fair value of these securities.  As such, the Company considered what weight, if any, to place on transactions that are not orderly when estimating fair value.

For the pooled trust preferred securities, the fair values were derived based on discounted cash flow analysis (the income method) prepared by management. In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the pooled trust preferred securities, the Company has made assumptions using an exit price approach related to the implied rate of return which have been adjusted for general changes in market rates, estimated changes in credit risk and liquidity risk premium, specific nonperformance, and default experience in the collateral underlying the securities.  Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for credit risk and liquidity risk.  The actual Level 3 unobservable assumption rates used as of December 31, 2014 include: constant prepayment rate, constant default rate, loss severity for deferrals/defaults, and discount margin.

Loans Held for Sale — The Company’s loans held for sale are carried at the lower of cost or fair value. These loans are comprised of student loans.  The fair value of loans held for sale is derived from current market prices and comparative current sales. As such, the Company records any fair value adjustments on a nonrecurring basis. Loans held for sale are classified as Level 2.

Non-covered Impaired Loans — The Company evaluates non-covered impaired loans on a nonrecurring basis. The fair value of non-covered impaired loans is measured using the market comparables technique. For CRE loans and C&I loans, the fair value is based on each loan’s observable market price or the fair value of the collateral less cost to sell, if the loan is collateral dependent. The fair value of this collateral is based on third party appraisals or evaluations which are reviewed by the Company’s appraisal department. Updated appraisals and evaluations are obtained on a regular basis or at least annually. Further, on a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate. For certain performing TDRs, the Company utilizes the discounted cash flow technique and applies a discount rate derived from historical data. For residential loans with an unpaid balance below a certain threshold, the Company applies historical loss rates to derive the fair value. The significant unobservable inputs used in the fair value measurement of non-covered impaired loans are discount rates applied based on liquidation cost of collateral and selling cost. Non-covered impaired loans are classified as Level 3.

Loans Receivable, net — The fair value of loans is determined based on a discounted cash flow approach considered for an exit price value. The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within any of the loan portfolios. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair value valuation of credit for such loans. Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is classified as Level 3.

OREO — The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans receivable, which are recorded at estimated fair value less the cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less the cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. Refer to the “Non-covered Impaired Loans” section above for detailed discussion on the Company’s policy and procedures of appraisals and evaluations. The Company uses the market comparables valuation technique to measure the fair value of OREO properties. The significant unobservable input used is the selling cost. OREO properties are classified as Level 3.

Investment in FHLB Stock and Federal Reserve Bank Stock — The carrying amounts of the Company’s investments in FHLB Stock and Federal Reserve Bank Stock approximate fair value. The valuation of these investments is classified as Level 2.  Ownership of these securities is restricted to member banks and the securities do not have a readily determinable fair value.  Purchases and sales of these securities are at par value.

Accrued Interest Receivable — The carrying amount approximates fair value due to the short-term nature of these instruments. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Foreign Exchange Options — The Company entered into foreign exchange option contracts with major investment firms during the year ended December 31, 2010. The settlement amount is determined based upon the performance of the Chinese currency Renminbi (“RMB”) relative to the U.S. Dollar (“USD”) over the 5-year term of the contracts. The performance amount is computed based on the average quarterly value of the RMB compared to the USD as compared to the initial value. The fair value of these derivative contracts is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the foreign exchange options as of December 31, 2014 and 2013. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of the option contracts is classified as Level 2.

Interest Rate Swaps and Caps — The Company enters into interest rate swap and cap contracts with institutional counterparties to hedge against interest rate swap and cap products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or cap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of interest rate swap contracts is based on a discounted cash flow approach. The counterparty’s credit risk is considered in the valuation of interest rate swaps as of December 31, 2014 and 2013. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps and caps is classified as Level 2.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations.  The Company also enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company assumes minimal foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The fair value is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts as of December 31, 2014 and 2013. The valuation of these contracts is classified as Level 2 due to the observable nature of the inputs used in deriving the fair value.

The Company also enters into long-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. The fair value is determined at each reporting period based on the change in the foreign exchange rate. The Company’s consideration of the counterparty’s credit risk resulted in no adjustment to the valuation of the long-term foreign exchange contract as of December 31, 2014 and 2013. The valuation of these contracts is classified as Level 2 due to the observable nature of the inputs used in deriving the fair value.

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
FHLB Advances — The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for advances with similar remaining maturities at each reporting date. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is classified as Level 2.

Repurchase Agreements — For repurchase agreements with original maturities of 90 days or less, the carrying amount approximates fair value due to the short-term nature of these instruments. At December 31, 2014 and December 31, 2013, most of the repurchase agreements were long-term in nature and the fair values of securities sold under repurchase agreements were calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates, and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair value of these instruments, the estimate is classified as Level 2.

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

Embedded Derivative Liabilities — During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against foreign exchange fluctuations in certain certificates of deposits available to its customers. These certificates of deposits have a term of 5 years and pay interest based on the performance of the RMB relative to the USD. Under ASC 815, a certificate of deposit that pays interest based on changes in foreign exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e., the certificate of deposit). The fair value of these embedded derivatives is based on the discounted cash flow approach.  The liabilities are divided between the portion under FDIC insurance coverage and the non-insured portion.  For the FDIC insured portion the Company applied a risk premium comparable to an agency security risk premium.  For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on the Company institutional credit rating.  Total credit valuation adjustments on derivative liabilities were nominal for the years ended December 31, 2014 and 2013.   Increases (decreases), if any, of those inputs in isolation would result in a lower (higher) fair value measurement.  The valuation of the embedded derivative liabilities fall within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.   The actual Level 3 unobservable input used as of December 31, 2014 was a credit risk adjustment.

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

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents include cash, amounts due from banks, money-market funds, and other short-term investments with original maturities up to 90 days. Short-term investments include short-term bank placements and resale agreements, recorded at cost, which approximate market.

The composition of cash and cash equivalents as of December 31, 2014 and 2013 is presented as follows:

	December 31,
	2014	2013
	(In thousands)
Cash and amounts due from banks	$944,118	$693,387
Cash equivalents:
Money market funds	—	605
Other short-term investments	95,767	201,828
Total cash and cash equivalents	$1,039,885	$895,820

Short-term investments were $338.7 million and $257.5 million which include interest-bearing deposits in other banks of $50.2 million and $60.3 million as of December 31, 2014 and 2013, respectively. These short-term investments have original maturities of greater than 90 days and less than one year.

NOTE 5 —	SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND SOLD UNDER REPURCHASE AGREEMENTS

Resale agreements

Resale agreements are recorded at the amounts at which the securities were acquired. The Company’s policy is to obtain possession of resale agreements that are equal to or greater than the principal amount loaned. The market values of the underlying securities, collateralizing the related receivable of the resale agreements, including accrued interest are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $1.43 billion and $1.40 billion as of December 31, 2014 and 2013, respectively. The weighted average interest rates were 1.55% and 1.44% as of December 31, 2014 and 2013, respectively. As of December 31, 2014, total gross resale agreements that mature during the next five years are as follows: 2015 — $875.0 million; 2016 and 2017 — $0.0 million; 2018 — $50.0 million; 2019 — $0.0 million; 2020 and thereafter — $500.0 million.

Repurchase agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collaterals for these agreements are mainly comprised of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $995.0 million as of December 31, 2014 and 2013. The weighted average interest rates were 3.70% and 4.06% as of December 31, 2014 and 2013, respectively. As of December 31, 2014, total gross repurchase agreements that mature during the next five years are as follows: 2015 — $245.0 million; 2016 — $250.0 million; 2017 — $50.0 million; 2018 and 2019— $0.0 million; 2020 and thereafter — $450.0 million.

Balance Sheet Offsetting

The Company’s resale agreements and repurchased agreements are transacted under legally enforceable master repurchase agreements that give the Company, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets repurchase and resale transactions with the same counterparty on the consolidated balance sheet where it has a legally enforceable master netting agreement and when the transactions are eligible for netting under ASC 210-20-45. Collateral pledged consists of securities which are not netted on the consolidated balance sheet against the related collateralized liability. Collateral accepted includes securities that are not recognized on the consolidated balance sheets. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party, but is usually delivered to and held by the third party trustees.

	As of December 31, 2014
	(In thousands)
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Received		Net Amount
Resale agreements	$1,425,000	$(200,000)	$1,225,000	$(425,000)	(1)	$(797,172)	(2)	$2,828

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Repurchase agreements	$995,000	$(200,000)	$795,000	$(425,000)	(1)	$(370,000)	(3)	$—

	As of December 31, 2013
	(In thousands)
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet		Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets					Financial Instruments		Collateral Received		Net Amount
Resale agreements	$1,400,000	$—	$1,400,000	(4)	$(495,000)	(1)	$(905,000)	(2)	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet		Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities					Financial Instruments		Collateral Posted		Net Amount
Repurchase agreements	$995,000	$—	$995,000		$(495,000)	(1)	$(500,000)	(3)	$—

(1)
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

(4)
Of the $1.40 billion resale agreements as of December 31, 2013, $100.0 million was recorded in cash and cash equivalents and $1.30 billion was recorded in resale agreements in the consolidated balance sheet.

NOTE 6 — INVESTMENT SECURITIES

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and fair value by major categories of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
As of December 31, 2014
Investment securities available-for-sale:
U.S. Treasury securities	$873,101	$1,971	$(1,637)	$873,435
U.S. government agency and U.S. government sponsored enterprise debt securities	311,927	490	(1,393)	311,024
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	140,957	1,056	(593)	141,420
Residential mortgage-backed securities	785,412	9,754	(4,078)	791,088
Municipal securities	245,408	6,202	(1,162)	250,448
Other residential mortgage-backed securities:
Investment grade (1)	52,694	1,359	(135)	53,918
Other commercial mortgage-backed securities:
Investment grade (1)	34,000	53	—	34,053
Corporate debt securities:
Investment grade (1)	116,236	—	(1,054)	115,182
Non-investment grade (1)	17,881	—	(3,200)	14,681
Other securities	41,589	243	(716)	41,116
Total investment securities available-for-sale	$2,619,205	$21,128	$(13,968)	$2,626,365
As of December 31, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$495,053	$201	$(3,622)	$491,632
U.S. government agency and U.S. government sponsored enterprise debt securities	406,807	242	(12,726)	394,323
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	182,257	1,062	(4,449)	178,870
Residential mortgage-backed securities	892,435	7,729	(14,927)	885,237
Municipal securities	297,390	1,122	(17,533)	280,979
Other residential mortgage-backed securities:
Investment grade (1)	48,129	—	(1,802)	46,327
Other commercial mortgage-backed securities:
Investment grade (1)	51,000	617	—	51,617
Corporate debt securities:
Investment grade (1)	312,726	613	(3,344)	309,995
Non-investment grade (1)	20,668	62	(5,629)	15,101
Other securities	80,025	555	(864)	79,716
Total investment securities available-for-sale	$2,786,490	$12,203	$(64,896)	$2,733,797

(1)
Investment securities rated BBB- or higher by S&P, or Baa3 or higher by Moody are considered investment grade.  Conversely, investment securities rated below BBB- by S&P, or below Baa3 by Moody are considered non-investment grade.

 Realized Gains and Losses

The following table presents the proceeds, gross realized gains, and gross realized losses related to the sales of investment securities for the years ended December 31, 2014, 2013, and 2012:

	2014		2013	2012
			(In thousands)
Proceeds from sales	$623,689		$663,569	$1,230,134
Gross realized gains	$10,978		$13,904	$28,211
Gross realized losses	$127	(1)	$1,815	$27,454
Related tax expense	$4,557		$5,077	$318

(1)	The gross $127 thousand of losses resulted from the investment securities acquired from MetroCorp which were sold immediately after the acquisition closed.

Declines in the fair value of securities below their cost that are deemed to be an OTTI are recognized in earnings to the extent the impairment is related to credit losses. The following table presents a rollforward of the amounts related to the OTTI credit losses recognized in earnings for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
	(In thousands)
Beginning balance	$115,511	$115,511	$115,412
Addition of OTTI that was not previously recognized	—	—	—
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	—	—	99
Reduction for securities sold	(3,173)	—	—
Ending balance	$112,338	$115,511	$115,511

The Company believes that it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. No OTTI credit losses were recognized for the years ended December 31, 2014 and 2013. For the year ended December 31, 2012, the Company recorded $5.2 million of OTTI on a pre-tax basis, of which $99 thousand was credit-related impairment losses that was recorded through earnings, and $5.1 million was non-credit related impairment losses that was recorded through other comprehensive income for the pooled trust preferred securities which was due to credit downgrades caused by increases in market spreads, concerns regarding the housing market and lack of liquidity in the market. For the year ended December 31, 2014, the Company realized a gain of $802 thousand from the sale of a non-investment grade corporate debt security with previously recognized OTTI credit losses of $3.2 million.

Unrealized Losses

The following tables present the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2014 and 2013:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of December 31, 2014
Investment securities available-for-sale:
U.S. Treasury securities	$170,260	$(266)	$163,800	$(1,371)	$334,060	$(1,637)
U.S. government agency and U.S. government sponsored enterprise debt securities	69,438	(504)	124,104	(889)	193,542	(1,393)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	45,405	(257)	16,169	(336)	61,574	(593)
Residential mortgage-backed securities	81,927	(270)	241,047	(3,808)	322,974	(4,078)
Municipal securities	6,391	(26)	61,107	(1,136)	67,498	(1,162)
Other residential mortgage-backed securities:
Investment grade	—	—	7,217	(135)	7,217	(135)
Corporate debt securities:
Investment grade	25,084	(12)	90,098	(1,042)	115,182	(1,054)
Non-investment grade	—	—	14,681	(3,200)	14,681	(3,200)
Other securities	15,885	(716)	—	—	15,885	(716)
Total investment securities available-for-sale	$414,390	$(2,051)	$718,223	$(11,917)	$1,132,613	$(13,968)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
As of December 31, 2013
Investment securities available-for-sale:
U.S. Treasury securities	$337,248	$(3,622)	$—	$—	$337,248	$(3,622)
U.S. government agency and U.S. government sponsored enterprise debt securities	387,097	(12,726)	—	—	387,097	(12,726)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	114,754	(3,280)	16,065	(1,169)	130,819	(4,449)
Residential mortgage-backed securities	502,285	(10,570)	92,540	(4,357)	594,825	(14,927)
Municipal securities	173,782	(10,765)	47,892	(6,768)	221,674	(17,533)
Other residential mortgage-backed securities:
Investment grade	46,327	(1,802)	—	—	46,327	(1,802)
Corporate debt securities:
Investment grade	193,482	(1,538)	79,442	(1,806)	272,924	(3,344)
Non-investment grade	—	—	14,422	(5,629)	14,422	(5,629)
Other securities	48,098	(864)	—	—	48,098	(864)
Total investment securities available-for-sale	$1,803,073	$(45,167)	$250,361	$(19,729)	$2,053,434	$(64,896)

At each reporting date, the Company examines all individual securities that are in an unrealized loss position for OTTI.  Specific investment related factors, such as the nature of the investments, the severity and duration of the loss, the probability of collecting all amounts due, the analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by various rating agencies, are examined to assess impairment. Additionally, the Company evaluates whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. The Company takes into consideration the financial resources, intent and its overall ability to hold the securities and not be required to sell them until their fair values recover.

The majority of the total unrealized losses related to securities are related to residential agency mortgage-backed securities, non-investment grade corporate debt securities and U.S. Treasury securities. As of December 31, 2014, residential agency mortgage-backed securities, non-investment grade corporate debt securities and U.S. Treasury securities represented 30%, 1% and 33%, respectively, of the total investment securities available-for-sale portfolio. As of December 31, 2013, residential agency mortgage-backed securities, non-investment grade corporate debt securities and U.S. Treasury securities represented 32%, 1% and 18%, respectively, of the total investment securities available-for-sale portfolio. The unrealized losses on these securities were primarily attributed to yield curve movement, together with the widened liquidity spread and credit spread. The issuers of these securities have not, to the Company's knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

Management believes the impairments relating to the years ended December 31, 2014 and 2013 detailed in the tables of gross unrealized losses above are temporary and are not impaired due to reasons of credit quality. Accordingly, no impairment loss has been recorded in the Company’s consolidated statements of income for the years ended December 31, 2014 and 2013.

 Investment Securities Maturities

The following table presents the scheduled maturities of investment securities as of December 31, 2014:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due within one year	$343,193	$339,814
Due after one year through five years	1,018,469	1,022,566
Due after five years through ten years	328,317	329,172
Due after ten years	929,226	934,813
Total investment securities available-for-sale	$2,619,205	$2,626,365

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

As of December 31, 2014 and 2013, investment securities available-for-sale with a par value of $1.93 billion and $1.97 billion, respectively, were pledged to secure public deposits, FHLB advances, repurchase agreements, the Federal Reserve Bank’s discount window, or for other purposes required or permitted by law.

NOTE 7 — DERIVATIVES

The following table presents the total notional and fair values of the Company’s derivatives as of December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposits	$132,667	$—	$9,922	$135,000	$—	$16,906
Total derivatives designated as hedging instruments	$132,667	$—	$9,922	$135,000	$—	$16,906
Derivatives not designated as hedging instruments:
Foreign exchange options	$85,614	$6,136	$—	$85,614	$6,290	$—
Embedded derivative liabilities	47,838	—	3,392	51,505	—	3,655
Interest rate swaps and caps	4,858,391	41,534	41,779	3,834,072	28,078	26,352
Foreign exchange contracts	680,629	8,123	9,171	635,428	6,181	3,349
Total derivatives not designated as hedging instruments	$5,672,472	$55,793	$54,342	$4,606,619	$40,549	$33,356
(1) Derivative assets are included in other assets. Derivative liabilities are included in other liabilities and deposits.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposits — The Company is exposed to changes in the fair value of certain fixed rate certificates of deposits due to changes in the benchmark interest rate, London Interbank Offering Rate (“LIBOR”). Interest rate swaps designated as fair value hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. The interest rate swaps and the related certificates of deposits have the same maturity dates.

In 2014, the Company undesignated one of its existing hedged relationships and simultaneously redesignated into a new hedging relationship in order to realign the hedged notional of its interest rate swap against the outstanding notional balance of the related certificate of deposit, as a result of cumulative death puts on the certificate of deposit. As of December 31, 2014 and 2013, the total notional amounts of the interest rate swaps on certificates of deposits were $132.7 million and $135.0 million, respectively. The fair value liabilities of the interest rate swaps were $9.9 million and $16.9 million as of December 31, 2014 and 2013, respectively.

The following table presents the net gains (losses) recognized in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$6,885	$(9,255)	$(1,076)
Recognized on certificates of deposits	(6,784)	9,675	4,686
Net amount recognized on fair value hedges (ineffective portion)	$101	$420	$3,610
Net interest expense recognized on interest rate swaps	$(6,703)	$(3,153)	$(3,793)

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Options — During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against foreign exchange fluctuations in certain certificates of deposits available to its customers. These certificates of deposits have a term of 5 years and pay interest based on the performance of the RMB relative to the USD. Under ASC 815, a certificate of deposit that pays interest based on changes in foreign exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e., the certificate of deposit). In accordance with ASC 815, both the embedded derivative instruments and the freestanding foreign exchange option contracts are recorded at fair value.

As of December 31, 2014 and 2013, the notional amounts of the foreign exchange options were $85.6 million. As of December 31, 2014 and 2013, the notional amounts of the embedded derivative liabilities were $47.8 million and $51.5 million, respectively.  The fair values of the foreign exchange options and the embedded derivative liabilities amounted to a $6.1 million asset and a $3.4 million liability, respectively, as of December 31, 2014. The fair values of the foreign exchange options and embedded derivative liabilities amounted to a $6.3 million asset and a $3.7 million liability, respectively, as of December 31, 2013.

Interest Rate Swaps and Caps — The Company enters into interest rate derivatives including interest rate swaps and caps with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirror interest rate contracts with institutional counterparties.  As of December 31, 2014, the total notional amounts of interest rate swaps and caps, including mirror transactions with institutional counterparties and the Company’s customers totaled to $2.45 billion for derivatives that were in an asset valuation position and $2.40 billion for derivatives that were in a liability valuation position. As of December 31, 2013, the total notional amounts of interest rate swaps and caps, including mirror transactions with institutional counterparties and the Company’s customers totaled to $1.92 billion for derivatives that were in an asset valuation position and $1.91 billion for derivatives that were in a liability valuation position.

The fair values of interest rate swap and cap contracts with institutional counterparties and the Company’s customers amounted to a $41.5 million asset and a $41.8 million liability as of December 31, 2014. The fair values of interest rate swap and cap contracts with institutional counterparties and the Company’s customers amounted to a $28.1 million asset and a $26.4 million liability as of December 31, 2013.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange forward contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of December 31, 2014 and 2013, the notional amounts of short-term foreign exchange contracts were $680.6 million and $607.9 million, respectively.  The fair values of the short-term foreign exchange contracts recorded were an $8.1 million asset and a $9.2 million liability as of December 31, 2014. The fair values of short-term foreign exchange contracts recorded were a $6.2 million asset and a $3.3 million liability as of December 31, 2013.

The Company also enters into long-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. There was no long-term foreign exchange contract outstanding as of December 31, 2014. As of December 31, 2013, the notional amounts of long-term foreign exchange contracts totaled $27.5 million. The fair values of long-term foreign exchange contracts amounted to a $200 thousand asset and a $183 thousand liability as of December 31, 2013.

Equity Swap Agreements — In December 2007, the Company entered into two equity swap agreements with a major investment brokerage firm to economically hedge against market fluctuations in a promotional equity index certificate of deposit product offered to bank customers which has a term of 5 years and pays interest based on the performance of the Hang Seng China Enterprise Index. Under ASC 815, a certificate of deposit that pays interest based on changes in an equity index is a hybrid instrument with an embedded derivative (i.e. equity call option) that must be accounted for separately from the host contract (i.e. the certificate of deposit). In accordance with ASC 815, both the embedded equity call options on the certificates of deposit and the freestanding equity swap agreements were marked-to-market each reporting period with resulting changes in fair value recorded in the consolidated statements of income. These equity swap agreements matured during 2012.

The following table presents the net (losses) gains recognized in the Company’s consolidated statements of income related to derivatives not designated as hedging instruments.

	Location in Consolidated Statements of Income	Year Ended December 31,
		2014	2013	2012
		(In thousands)
Derivatives not designated as hedging instruments:
Equity swap agreements	Other operating income	$—	$—	$2
Foreign exchange options	Foreign exchange income	103	653	389
Foreign exchange options with embedded derivatives	Other operating expense	5	23	101
Interest rate swaps and caps	Other operating income	(1,865)	1,582	592
Foreign exchange contracts	Foreign exchange income	(3,880)	2,624	(228)
	Total net (losses)	$(5,637)	$4,882	$856

Credit-Risk-Related Contingent Features — Certain OTC derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to downgrades in the credit ratings of East West Bank to below investment grade. In the event that East West Bank’s credit rating had been downgraded to below investment grade, no additional collateral would have been required to be posted since the liabilities related to such contracts were fully collateralized as of December 31, 2014 and 2013.

Balance Sheet Offsetting

Derivatives — The Company has entered into agreements with counterparty financial institutions, which include master netting agreements.  However, the Company has elected to account for all derivatives with counterparty institutions on a gross basis. The following tables present gross derivatives in the consolidated balance sheets and the respective collateral received or pledged in the form of other financial instruments, which are generally marketable securities and/or cash. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown.

	As of December 31, 2014
	(In thousands)
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$12,396	$—	$12,396	$(5,725)	(1)	$(3,463)	(2)	$3,208

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$56,505	$—	$56,505	$(5,725)	(1)	$(49,951)	(3)	$829

	As of December 31, 2013
	(In thousands)
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$16,043	$—	$16,043	$(11,363)	(1)	$(4,680)	(2)	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$33,849	$—	$33,849	$(11,363)	(1)	$(22,486)	(3)	$—

(1)	Represents the netting of derivative receivable and payable balance for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents cash and securities received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $3.5 million of cash collateral received as of December 31, 2014.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $12.8 million and $187 thousand of cash collateral posted as of December 31, 2014 and December 31, 2013, respectively.

Refer to Note 1 for the Company’s accounting policy on derivatives and Note 3 for fair value measurement disclosures on derivatives.

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

The shared-loss coverage for the commercial loans acquired from the UCB and WFIB acquisitions end on the fifth anniversary of the shared-loss agreements with the FDIC. Accordingly, the shared-loss coverage of the UCB and WFIB commercial loans and other assets shared-loss agreements was extended to December 31, 2014 and will extend through June 30, 2015, respectively. Covered loans, net of discount was $1.48 billion as of December 31, 2014. The balance of the UCB commercial loans and other assets, net of discount was $1.10 billion as of December 31, 2014. The loss recovery provisions of the UCB and WFIB commercial loan shared-loss agreements will extend for an additional three years, through December 31, 2017 and June 30, 2018, respectively. Additionally, both the shared-loss coverage and loss recovery provisions of the UCB and WFIB residential loan shared-loss agreements are in effect for a 10-year period, extending through November 30, 2019 and June 30, 2020, respectively. Upon expiration of the shared-loss coverage periods, any losses on loans will no longer be shared with the FDIC.

Forty-five days following the 10th anniversary of the respective acquisition date, the Company will be required to pay to the FDIC a calculated amount, based on the specific thresholds of losses not being reached. The calculation of this potential liability as stated in the shared-loss agreements is 50% of the excess, if any of (i) 20% of the Intrinsic Loss Estimate less (ii) the sum of (a) 25% of the asset discount plus (b) 25% of the Cumulative Shared-Loss Payments plus (c) the Cumulative Servicing Amount, if net losses on covered assets subject to the stated threshold are not reached. The Company recorded a liability related to both UCB and WFIB shared-loss agreements of $110.3 million and $74.7 million, respectively, as of December 31, 2014 and December 31, 2013.

The Company’s covered loan portfolio consists of (1) PCI loans and (2) covered advances drawn down on existing commitment lines, subsequent to the UCB and WFIB acquisition dates (“covered advances”).  PCI covered loans represent acquired loans, which the Company elected to account for in accordance with ASC 310-30.  As of the respective acquisition dates, the UCB and WFIB loan portfolios included unfunded commitments for commercial lines of credit, construction draws and other lending activities. These commitments are covered under the shared-loss agreements.  However, the covered advances are not accounted for under ASC 310-30.

At acquisition, loans were pooled and accounted for at fair value, which represents the discounted value of the expected cash flows of the loan portfolio. Nonaccretable difference represents the Company’s estimate of the expected credit losses, which was considered in determining the fair value of the loans as of the respective acquisition dates. In estimating nonaccretable difference, the Company (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”).  In the determination of contractual cash flows and cash flows expected to be collected, the Company assumed no prepayments on the PCI nonaccrual loan pools since the Company does not anticipate any significant prepayments on credit impaired loans. For the PCI accrual loans for single-family, multifamily and CRE, the Company utilized a recognized third party vendor to obtain prepayment speeds. As the prepayment rates for the construction, land, and commercial and consumer loan pools have historically been low, the Company applied the prepayment assumptions of the current portfolio using internal modeling. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans.

The following table presents the composition of the covered loans as of December 31, 2014 and 2013:

	Year Ended December 31,
	2014		2013
	(In thousands)
CRE	$705,665		$1,103,530
Construction and land	46,054		163,833
Total CRE	751,719		1,267,363
C&I	252,986		426,621
Residential single-family	240,650		290,095
Residential multifamily	296,599		403,508
Total residential	537,249		693,603
Other consumer	62,986		73,973
Total covered loans	1,604,940	(1)	2,461,560	(2)
Covered discount	(127,246)		(265,917)
Net valuation of loans	1,477,694		2,195,643
Allowance for loan losses on covered loans	(3,505)		(7,745)
Total covered loans, net	$1,474,189		$2,187,898
Collectively evaluated for impairment	$253,312	(1)	$320,185	(2)
Acquired with deteriorated credit quality	1,224,382		1,875,458
Total	$1,477,694		$2,195,643

(1)	Includes $253.3 million of covered advances comprised of $154.8 million, $59.4 million, $27.3 million and $11.8 million of C&I, CRE, consumer and residential loans, respectively.

(2)	Includes $320.2 million of covered advances comprised of $230.6 million, $46.7 million, $30.9 million and $12.0 million of C&I, CRE, consumer and residential loans, respectively.

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

As of December 31, 2014 and December 31, 2013, the majority of the PCI covered loan portfolio was performing better than expected from the initial estimates on acquisition. As a result, the Company reduced the nonaccretable difference due to the improved performance of the portfolio.  By decreasing the nonaccretable difference, the overall accretable yield will increase, thus increasing the interest income recognized over the remaining life of the loans. This reduction was primarily due to the lower loss rate and loan paydowns.  However, the Company has experienced some credit deterioration in certain PCI covered loan pools. Based on the Company’s estimates of cash flows expected to be collected, the Company will establish an allowance for the PCI covered pool of loans, with a charge to income through the provision for loan losses, where appropriate.  As of December 31, 2014, the Company has established an allowance of $424 thousand on $61.6 million of PCI covered loans. As of December 31, 2013, an allowance of $2.3 million was established on $129.7 million of PCI covered loans. The allowance balances for both periods were allocated mainly to the PCI covered CRE loans. With respect to the covered advances, losses are estimated collectively for groups of loans with similar characteristics. Refer to Note 9 for a discussion on the Company’s allowance for loan losses methodology.

The following tables present a summary of the activity in the allowance for loan losses on the PCI covered loans and the covered advances for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014				2013				2012
	Covered Advances	PCI Covered Loans	Total		Covered Advances	PCI Covered Loans	Total		Covered Advances	PCI Covered Loans	Total
	(In thousands)
Beginning balance	$5,476	$2,269	$7,745		$5,153	$—	$5,153		$6,647	$—	$6,647
Provision for (reversal of) loan losses	6,878	(1,845)	5,033		1,759	2,269	4,028		5,016	—	5,016
Charge-offs	(10,836)	—	(10,836)		(1,436)	—	(1,436)		(6,510)	—	(6,510)
Recoveries	1,563	—	1,563		—	—	—		—	—	—
Ending balance	$3,081	$424	$3,505		$5,476	$2,269	$7,745		$5,153	$—	$5,153
Ending balance allocated to:
Collectively evaluated for impairment	$3,081	$—	$3,081	(1)	$5,476	$—	$5,476	(2)	$5,153	$—	$5,153	(3)
Acquired with deteriorated credit quality	—	424	424		—	2,269	2,269		—	—	—
Ending balance	$3,081	$424	$3,505		$5,476	$2,269	$7,745		$5,153	$—	$5,153

(1)	Allowance for loan losses of $2.0 million, $676 thousand, $223 thousand and $166 thousand are allocated to C&I, CRE, consumer and residential loans, respectively.

(2)	Allowance for loan losses of $3.2 million, $1.8 million, $341 thousand and $176 thousand are allocated to C&I, CRE, consumer and residential loans, respectively.

(3)	Allowance for loan losses of $2.4 million, $2.5 million and $194 thousand and $87 thousand are allocated to C&I, CRE, consumer and residential loans, respectively.

The following tables present the credit risk rating categories for the covered loans by portfolio segments as of December 31, 2014 and 2013:

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2014
CRE	$579,133	$12,575	$113,957	$—	$705,665
Construction and land	18,090	8,515	19,449	—	46,054
Total CRE	597,223	21,090	133,406	—	751,719
C&I	217,975	5,723	29,288	—	252,986
Residential single-family	232,139	474	8,037	—	240,650
Residential multifamily	247,893	—	48,706	—	296,599
Total residential	480,032	474	56,743	—	537,249
Other consumer	62,010	141	835	—	62,986
Total	$1,357,240	$27,428	$220,272	$—	$1,604,940

	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2013
CRE	$857,376	$27,851	$211,835	$6,468	$1,103,530
Construction and land	41,847	9,472	111,616	898	163,833
Total CRE	899,223	37,323	323,451	7,366	1,267,363
C&I	378,086	4,635	43,797	103	426,621
Residential single-family	281,246	733	8,116	—	290,095
Residential multifamily	373,024	785	29,699	—	403,508
Total residential	654,270	1,518	37,815	—	693,603
Other consumer	72,053	128	1,792	—	73,973
Total	$2,003,632	$43,604	$406,855	$7,469	$2,461,560

Credit Risk and Concentration

At each respective acquisition date, the covered loans were grouped into pools of loans with similar characteristics and risk factors per ASC 310-30. The pools were first developed based on loan categories and performance status. As of December 31, 2014 and December 31, 2013, UCB covered loans comprised approximately 93% of total covered loans. In respect of the UCB acquisition, the loans were further segregated among the former UCB domestic, Hong Kong and China portfolios, representing three general geographic regions. The Company evaluated the composition of geographic regions within the construction, land, and multi-family loan portfolios and further segregated these pools into distressed and non-distressed regions, based on the Company’s historical experience with real estate loans within the non-covered portfolio. As of the UCB acquisition date, 64%, 10% and 11% of the UCB portfolio were located in California, Hong Kong and New York, respectively. This assessment was factored into the initial estimates on acquisition and the discount applied to the loans. As such, geographic concentration risk is considered in the covered loan discount.

Covered Nonperforming Assets

The following table presents the Company’s covered nonperforming assets as of December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
	(In thousands)
Covered nonaccrual loans(1) (2) (3)	$62,665	$126,895
Other real estate owned covered, net	4,499	21,373
Total covered nonperforming assets	$67,164	$148,268

(1)
Covered nonaccrual loans include loans that meet the criteria for nonaccrual but have a yield accreted through interest income under ASC 310-30.  All losses on covered loans are 80% reimbursed by the FDIC.

(2)	Net of discount.

(3)
Includes $10.1 million and $17.7 million of covered advances as of December 31, 2014 and December 31, 2013, respectively; and $52.6 million and $109.2 million of PCI loans as of December 31, 2014 and December 31, 2013, respectively.

As of December 31, 2014 and December 31, 2013, there were no accruing covered loans that were past due 90 days or more.

Troubled Debt Restructurings

The following table presents the Company’s TDRs related to covered loans activity rollforward for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(In thousands)
Beginning balance	$116,007	$157,736
Additions	1,264	35,865
Transfers to covered OREO	(1,230)	—
Charge-offs	(1,504)	(10,167)
Paydowns/Reductions	(71,810)	(67,427)
Ending Balance	$42,727	$116,007

Covered OREO

Covered OREO balances were $4.5 million and $21.4 million, net of valuation adjustments of $1.3 million and $2.4 million as of December 31, 2014 and December 31, 2013, respectively.  During the year ended December 31, 2014, 17 properties with an aggregate carrying value of $28.0 million were added through foreclosure. During the year ended December 31, 2014, the Company sold 29 covered OREO properties for total proceeds of $52.1 million resulting in a total net gain on sale of $8.5 million.

Accretable Yield

The following table presents the changes in the accretable yield for the PCI covered loans for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$461,545	$556,986	$785,165
Additions	—	—	—
Accretion	(214,209)	(347,010)	(382,132)
Changes in expected cash flows	59,188	251,569	153,953
Ending balance	$306,524	$461,545	$556,986

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

During the year ended December 31, 2014, the estimated amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference) was reduced as the losses on certain loan pools were evaluated and determined to be lower than expected. As a result of the reduction in the nonaccretable yield, the accretable yield increased, as did the amortization of the FDIC indemnification asset. Consequently, $52.5 million and $190.3 million were reclassified from nonaccretable yield to accretable yield due to changes in loss rate assumptions for the years ended December 31, 2014 and 2013. Due to ongoing improvement in credit quality of the remaining covered loans, the accrued liability to the FDIC increased during 2014.

From December 31, 2013 to December 31, 2014, excluding scheduled principal payments, a total of $647.0 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income of $87.5 million related to payoffs and removals offset by charge-offs was recorded.

From December 31, 2012 to December 31, 2013, excluding scheduled principal payments, a total of $739.3 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income of $168.1 million related to payoffs and removals offset by charge-offs was recorded.

From December 31, 2011 to December 31, 2012, excluding scheduled principal payments, a total of $924.7 million of loans were removed from the covered loans accounted for under ASC 310-30 due to loans being paid in full, sold, transferred to covered OREO or charged-off. Interest income of $124.7 million related to payoffs and removals offset by charge-offs was recorded.

FDIC Indemnification Asset/Payable to FDIC, net

The Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset, in line with the improved accretable yield as discussed above.  As of December 31, 2014, due to continued payoffs and improved credit performance of the covered portfolio as compared to the Company's original estimates, the expected reimbursement from the FDIC under the shared-loss agreements has decreased and a payable to FDIC, net has been recorded.  In prior year, due to the estimated losses from the covered portfolio and the corresponding expected payments from the FDIC, the Company recorded an FDIC indemnification asset. As of December 31, 2014, the net liability to the FDIC was $96.1 million compared to a net asset of $74.7 million as of December 31, 2013.

The following table presents a summary of the FDIC indemnification asset/Payable to FDIC, net for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(In thousands)
Beginning balance	$74,708	$316,313
Amortization	(101,638)	(99,055)
Reductions (1)	(33,595)	(95,536)
Estimate of FDIC repayment (2)	(35,581)	(47,014)
Ending Balance	$(96,106)	$74,708

(1)	Reductions relate to charge-offs, partial prepayments, loan payoffs and loan sales which result in a corresponding reduction of the indemnification asset.

(2)	This represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC shared-loss agreements, due to lower thresholds of losses.

FDIC Receivable

As of December 31, 2014, the FDIC shared-loss receivable was $1.0 million as compared to $30.3 million as of December 31, 2013. This receivable represents current reimbursable amounts from the FDIC, under the FDIC shared-loss agreements that have not yet been received. These reimbursable amounts include net charge-offs, loan related expenses and OREO-related expenses. Consequently, 100% of the loan related and OREO expenses are recorded as noninterest expense, 80% of reimbursable expense is recorded as noninterest income, netting to the 20% of actual expense paid by the Company. The FDIC also shares in 80% of recoveries received. Thus, the FDIC receivable is reduced when the Company receives payment from the FDIC as well as when recoveries occur. The FDIC shared-loss receivable is included in other assets on the consolidated balance sheet.

The following table presents a summary of the activity in the FDIC receivable for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(In thousands)
Beginning balance	$30,261	$73,091
Net (reduction) addition due to recovery or eligible expense/loss	(30,601)	12,996
Payments to (received from) the FDIC	1,343	(55,826)
Ending balance	$1,003	$30,261

NOTE 9 — NON-COVERED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of non-covered loans receivable as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
	(In thousands)
CRE:
Income producing	$5,611,485	$4,301,030
Construction	313,811	140,186
Land	208,750	143,861
Total CRE	6,134,046	4,585,077
C&I:
Commercial business	7,031,350	4,637,056
Trade finance	806,744	723,137
Total C&I	7,838,094	5,360,193
Residential:
Single-family	3,642,978	3,192,875
Multifamily	1,177,690	992,434
Total residential	4,820,668	4,185,309
Consumer:
Student loans	—	679,220
Other consumer	1,456,643	868,518
Total consumer	1,456,643	1,547,738
Total non-covered loans (1)	20,249,451	15,678,317
Unearned fees, premiums, and discounts, net	2,804	(23,672)
Allowance for loan losses on non-covered loans	(258,174)	(241,930)
Non-covered loans, net	$19,994,081	$15,412,715

(1)	Loans net of ASC 310-30 discount.

As of December 31, 2014 and December 31, 2013, covered and non-covered loans receivable totaling $14.66 billion and $10.57 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Bank.

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

The Company’s residential single-family loans are primarily comprised of adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties.  The Company’s ARM single-family loan programs generally have a one-year or three-year initial fixed period.  The Company’s residential multifamily loans are comprised mainly of variable rate loans that have a six-month or three-year initial fixed period. As of December 31, 2014, consumer loans were primarily comprised of HELOCs. As of December 31, 2013, consumer loans were primarily comprised of HELOCs and student loans.

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

Credit Risk and Concentrations — The Company has a concentration of real estate loans in California.  As of December 31, 2014, the Company had $6.13 billion in non-covered CRE loans and $4.82 billion in non-covered residential loans, of which approximately 80% were secured by real properties located in California.  Deterioration in the real estate market generally, including residential and CRE, could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on the Company’s financial condition, net income and capital. In addition, although most of the Company’s trade finance loans relate to trade with Asian countries, the majority of the Company’s loans are made to borrowers domiciled in the United States.  A substantial portion of this business involves California based customers engaged in import and export activities.

Purchased Loans — During 2014, the Company purchased $113.2 million of loans, the majority of which were student loans guaranteed by the U.S. Department of Education. During 2013, the Company purchased $759.3 million loans, of which 63% of the purchased loans were comprised of student loans that were primarily guaranteed by the U.S. Department of Education. The remaining loans purchased during 2013 were comprised mainly of insurance premium financing loans which were included in the C&I and consumer loan portfolios.

 Acquired Loans — In January 2014, the Company acquired $1.19 billion of loans through its acquisition of MetroCorp, as discussed in Note 2 of the Company’s consolidated financial statements.  As of the acquisition date, approximately 6% of the acquired loans were credit impaired and accounted for in accordance with ASC 310-30. As of December 31, 2014, the balance of PCI loans acquired from the MetroCorp acquisition was $50.6 million.

Loans Held for Sale — Loans held for sale were $46.0 million and $205.0 million as of December 31, 2014 and December 31, 2013, respectively. Loans held for sale are recorded at the lower of cost or fair value.  Fair value is derived from current market prices.  $837.4 million and $97.1 million of net loans receivable were reclassified from loans held for investment to loans held for sale during 2014 and 2013, respectively. Loans transferred were primarily comprised of student loans and C&I loans in 2014 and in 2013. These loans were purchased by the Company with the original intent to be held for investment. However, subsequent to the purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. $5.2 million of write-downs related to loans transferred from loans held for investment to loans held for sale were recorded to allowance for loan losses for the year ended December 31, 2014. The Company did not record any write-downs related to loans transferred from loans held for investment to loans held for sale for the year ended December 31, 2013.

Proceeds from total loans sold were $1.14 billion, resulting in net gains of $39.1 million during 2014. The majority of loans sold in 2014 were comprised of student loans and commercial loans. In comparison, proceeds from total loans sold were $376.4 million and $428.7 million in 2013 and 2012, respectively, resulting in net gains of $7.8 million and $17.0 million during 2013 and 2012, respectively.  Loans sold in 2013 and 2012 primarily comprised of student loans and commercial loans, respectively.

Credit Quality Indicators — Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current payment performance/delinquency, current financial and liquidity status and all other relevant information.  For single-family residential loans, payment performance/delinquency is the driving indicator for the risk ratings.  However, the risk ratings remain the overall credit quality indicator for the Company as well as the credit quality indicator utilized for estimating the appropriate allowance for loan losses. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources.

Pass and Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risk that requires monitoring, but full repayment is expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information indicates that the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in the borrowers' status and likelihood of loan repayment.

The following tables present the credit risk rating categories for non-covered loans by portfolio segment as of December 31, 2014 and 2013:

	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
December 31, 2014
CRE:
Income producing	$5,244,022	$54,431	$313,032	$—	$—	$5,611,485
Construction	306,923	—	6,888	—	—	313,811
Land	179,319	5,701	23,730	—	—	208,750
C&I:
Commercial business	6,783,051	128,578	119,133	533	55	7,031,350
Trade finance	766,575	10,193	29,976	—	—	806,744
Residential:
Single-family	3,624,097	3,143	15,738	—	—	3,642,978
Multifamily	1,096,572	5,124	75,994	—	—	1,177,690
Consumer:
Student loans	—	—	—	—	—	—
Other consumer	1,452,953	1,005	2,685	—	—	1,456,643
Total	$19,453,512	$208,175	$587,176	$533	$55	$20,249,451

	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
December 31, 2013
CRE:
Income producing	$4,032,269	$56,752	$212,009	$—	$—	$4,301,030
Construction	127,138	6,160	6,888	—	—	140,186
Land	116,000	9,304	18,557	—	—	143,861
C&I:
Commercial business	4,400,847	92,315	143,894	—	—	4,637,056
Trade finance	681,345	22,099	19,693	—	—	723,137
Residential:
Single-family	3,167,337	8,331	17,207	—	—	3,192,875
Multifamily	923,697	1,634	67,103	—	—	992,434
Consumer:
Student loans	677,094	445	1,681	—	—	679,220
Other consumer	865,752	244	2,522	—	—	868,518
Total	$14,991,479	$197,284	$489,554	$—	$—	$15,678,317

Nonaccrual and Past Due Loans

The following tables below present an aging analysis of the Company’s non-covered loans and loans held for sale, segregated by portfolio segment, as of December 31, 2014 and 2013:

	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total
	(In thousands)
December 31, 2014
CRE:
Income producing	$14,171	$3,593	$17,764	$29,576	$9,109	$38,685	$5,555,036	$5,611,485
Construction	—	—	—	—	6,888	6,888	306,923	313,811
Land	—	—	—	254	2,502	2,756	205,994	208,750
C&I:
Commercial business	3,073	2,884	5,957	5,514	14,689	20,203	7,005,190	7,031,350
Trade finance	—	—	—	73	—	73	806,671	806,744
Residential:
Single-family	6,375	1,294	7,669	2,894	4,936	7,830	3,627,479	3,642,978
Multifamily	4,350	507	4,857	12,460	8,336	20,796	1,152,037	1,177,690
Consumer:
Student loans	—	—	—	—	—	—	—	—
Other consumer	2,154	162	2,316	115	540	655	1,453,672	1,456,643
Loans held for sale	642	175	817	—	3,157	3,157	41,976	45,950
Total (1)	$30,765	$8,615	$39,380	$50,886	$50,157	$101,043	$20,154,978	$20,295,401
Unearned fees, premiums and discounts, net								2,804
Total recorded investment in non-covered loans and loans held for sale								$20,298,205

(1)	Loans net of ASC 310-30 discount.

	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total
	(In thousands)
December 31, 2013
CRE:
Income producing	$12,746	$1,798	$14,544	$13,924	$22,549	$36,473	$4,250,013	$4,301,030
Construction	—	—	—	—	6,888	6,888	133,298	140,186
Land	—	—	—	265	3,223	3,488	140,373	143,861
C&I:
Commercial business	3,428	6,259	9,687	6,437	15,486	21,923	4,605,446	4,637,056
Trade finance	—	—	—	—	909	909	722,228	723,137
Residential:
Single-family	4,694	922	5,616	—	11,218	11,218	3,176,041	3,192,875
Multifamily	8,580	531	9,111	19,661	7,972	27,633	955,690	992,434
Consumer:
Student loans	541	445	986	—	1,681	1,681	676,553	679,220
Other consumer	293	1	294	175	1,263	1,438	866,786	868,518
Loans held for sale	—	—	—	—	—	—	204,970	204,970
Total	$30,282	$9,956	$40,238	$40,462	$71,189	$111,651	$15,731,398	$15,883,287
Unearned fees, premiums and discounts, net								(23,672)
Total recorded investment in non-covered loans and loans held for sale								$15,859,615

Loans 90 or more days past due are generally placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, loans that are not 90 or more days past due but have identified deficiencies, including delinquent TDRs, are also placed on nonaccrual status.

Troubled Debt Restructurings
A TDR is a modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a below-market change in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged-off. The A/B note balance is comprised of the A note balance only. A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, the loan is not impaired based on the terms specified by the restructuring agreement and has demonstrated a period of sustained performance under the modified terms.
Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the Company’s recovery.  CRE TDRs were restructured through principal and interest reductions, rate reductions, principal deferments, extensions, and other modified terms, for a total of $8.6 million as of December 31, 2014.  C&I TDRs were restructured through extensions, principal deferments, forbearance payments, rate reductions, and other modified terms, for a total of $3.2 million as of December 31, 2014.  Residential TDRs were restructured through principal deferments, extensions, principal and interest reductions, and other modified terms, for a total of $12.0 million as of December 31, 2014.  Consumer TDRs were restructured through other modified terms for a total of $504 thousand as of December 31, 2014.  These modifications had an impact of a reduction or deferment of principal and/or interest collected over the life of the loan, and/or an extended time period of collection of principal and/or interest.
CRE TDRs were primarily modified through A/B note splits, forbearance of payments and principal and/or interest deferment for a total of $17.5 million as of December 31, 2013.  Modifications of C&I TDRs were restructured through extensions, and principal and interest reduction, for a total of $15.6 million as of December 31, 2013.  Residential TDRs modified using A/B note splits totaled $1.1 million as of December 31, 2013.  Consumer TDRs were restructured through maturity extensions for a total of $639 thousand as of December 31, 2013. CRE TDRs modified using A/B note splits, principal reductions, extensions and/or non-market interest changes totaled $9.2 million as of December 31, 2012. C&I TDRs modified using forbearance payments, principal reductions, principal and/or interest deferment and/or maturity extensions totaled $5.0 million as of December 31, 2012. Residential TDRs modified using principal and/or interest deferment and/or rate reductions, extensions, A/B note splits and/or other principal adjustments totaled $33.7 million as of December 31, 2012. Consumer TDRs were restructured through principal deferment totaling $108 thousand as of December 31, 2012.

The following table presents new TDR modifications on the non-covered loan portfolio and include the financial effects of these modifications for the years ended December 31, 2014, 2013, and 2012:

	Loans Modified as TDRs During the Year Ended December 31,
	2014				2013				2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
	($ in thousands)
CRE:
Income producing	6	$8,829	$8,624	$43	6	$26,021	$17,456	$219	8	$10,118	$8,162	$1,169
Construction	—	$—	$—	$—	—	$—	$—	$—	—	$—	$—	$—
Land	—	$—	$—	$—	—	$—	$—	$—	3	$1,610	$1,059	$395
C&I:
Commercial business	13	$4,379	$3,089	$2,205	6	$16,220	$15,624	$4,274	14	$5,101	$4,374	$560
Trade finance	1	$190	$73	$14	—	$—	$—	$—	2	$2,510	$579	$1,506
Residential:
Single-family	9	$11,454	$8,269	$—	—	$—	$—	$—	12	$6,227	$5,556	$938
Multifamily	6	$5,471	$3,705	$7	1	$1,093	$1,071	$—	16	$28,736	$28,153	$3,344
Consumer:
Other consumer	1	$509	$504	$—	1	$651	$639	$—	1	$108	$108	$—

(1)	Includes subsequent payments after modification.

(2)	The financial impact includes charge-offs and specific reserves recorded at modification date.

     Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days is considered to have defaulted.  The following table presents information for loans modified as TDRs within the previous 12 months that have subsequently defaulted as of December 31, 2014, 2013, and 2012:

	Loans Modified as TDRs that Subsequently Defaulted During the Year Ended December 31,
	2014		2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
CRE:
Income producing	—	$—	—	$—	1	$271
Construction	—	$—	—	$—	—	$—
Land	—	$—	—	$—	—	$—
C&I:
Commercial business	1	$957	1	$570	2	$33
Trade finance	—	$—	—	$—	—	$—
Residential:
Single-family	—	$—	—	$—	2	$2,830
Multifamily	—	$—	—	$—	1	$378
Consumer:
Other consumer	—	$—	1	$639	—	$—
TDRs may be designated as performing or nonperforming.  A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms.  The period of sustained performance may include the periods prior to modification if prior performance met or exceeded the modified terms.  A loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments.  The Company had $68.3 million and $71.8 million in total performing restructured loans as of December 31, 2014 and 2013, respectively.  Nonperforming restructured loans were $20.7 million and $11.1 million as of December 31, 2014 and 2013, respectively.  Included as TDRs were $2.9 million and $4.3 million of performing A/B notes as of December 31, 2014 and 2013, respectively.

Performing TDRs as of December 31, 2014 were comprised of $28.4 million in CRE loans, $16.2 million in C&I loans, $22.5 million in residential loans and $1.2 million in consumer loans.  Performing TDRs as of December 31, 2013 were comprised of $37.6 million in CRE loans, $16.7 million in C&I loans, $17.4 million in residential loans and $108 thousand in consumer loans.  Nonperforming TDRs as of December 31, 2014 were comprised of $8.2 million in CRE loans, $5.5 million in C&I loans, $7.0 million in residential loans and no consumer loans.  Nonperforming TDRs as of December 31, 2013 were comprised of $3.4 million in CRE loans, $3.5 million in C&I loans, $3.6 million in residential loans and $639 thousand in consumer loans.
TDRs are included in the impaired loan quarterly valuation allowance process.  See the sections below on Impaired Loans and Allowance for Loan Losses for the complete discussion.  All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs.  The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR.  For all portfolio segments of delinquent TDRs, when the restructured loan is uncollectible and its fair value is less than the recorded investment in the loan, the deficiency is charged-off against the allowance for loan losses.  If the loan is a performing TDR, the deficiency is included in the specific allowance, as appropriate. As of December 31, 2014, the allowance for loan losses associated with TDRs was $13.1 million for performing TDRs and $1.9 million for nonperforming TDRs. As of December 31, 2013, the allowance for loan losses associated with TDRs was $13.0 million for performing TDRs and $836 thousand for nonperforming TDRs. The amount of additional funds committed to lend to borrowers whose terms have been modified were immaterial as of December 31, 2014 and 2013.
Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the original contractual terms of the loan agreement. The Company’s loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories. Classified loans in the heterogeneous category are identified and evaluated for impairment on an individual basis. The Company considers loans individually reviewed to be impaired if, based on current information and events, it is probable the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. When the value of an impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged-off against the allowance for loan losses. Impaired loans exclude the homogenous consumer loan portfolio which is evaluated collectively for impairment. Impaired loans include non-covered loans held for investment on nonaccrual status, regardless of the collateral coverage, and loans modified in a TDR.

As of December 31, 2014 and 2013, impaired non-covered loans totaled $154.1 million and $183.5 million, respectively. The following tables present the Company's impaired non-covered loans as of December 31, 2014 and 2013:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment (1)	Related Allowance
	(In thousands)
As of December 31, 2014
CRE:
Income producing	$57,805	$34,399	$15,646	$50,045	$1,581
Construction	6,888	6,888	—	6,888	—
Land	13,291	2,838	5,622	8,460	1,906
C&I:
Commercial business	42,396	10,552	25,717	36,269	15,174
Trade finance	280	—	274	274	28
Residential:
Single-family	17,838	5,137	11,398	16,535	461
Multifamily	37,624	21,500	12,890	34,390	313
Consumer:
Other consumer	1,259	1,151	108	1,259	1
Total	$177,381	$82,465	$71,655	$154,120	$19,464

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment (1)	Related Allowance
	(In thousands)
As of December 31, 2013
CRE:
Income producing	$73,777	$39,745	$25,523	$65,268	$5,976
Construction	6,888	6,888	—	6,888	—
Land	17,390	4,372	7,908	12,280	2,082
C&I:
Commercial business	48,482	10,850	27,487	38,337	13,787
Trade finance	2,771	438	752	1,190	752
Residential:
Single-family	15,814	13,585	1,588	15,173	207
Multifamily	43,821	30,899	10,215	41,114	1,339
Consumer:
Student loans	1,749	1,681	—	1,681	—
Other consumer	1,945	1,546	—	1,546	—
Total	$212,637	$110,004	$73,473	$183,477	$24,143

(1)
Excludes $10.1 million and $17.7 million of covered non-accrual loans as of December 31, 2014 and December 31, 2013, respectively, accounted for under ASC 310-10, of which some loans have additional partial balances accounted for under ASC 310-30.

The following table present the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment:

	Year Ended December 31,
	2014		2013
	Average recorded investment	Recognized interest income (1)	Average recorded investment	Recognized interest income (1)
	(In thousands)
CRE:
Income producing	$54,544	$1,249	$71,856	$2,480
Construction	6,888	—	6,888	—
Land	8,633	298	12,453	496
C&I:
Commercial business	36,528	833	38,294	735
Trade finance	336	15	1,603	11
Residential:
Single-family	16,413	342	15,322	154
Multifamily	37,128	830	35,799	850
Consumer:
Student loans	—	—	1,664	—
Other consumer	1,259	47	1,561	4
Total impaired loans (excluding PCI)	$161,729	$3,614	$185,440	$4,730

(1)	Includes interest recognized on accruing TDRs. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income.

Allowance for Loan Losses

The allowance consists of specific reserves and a general reserve. The Company’s loans fall into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. The residential and CRE segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the change in the real estate market in those geographic areas. The C&I segment’s predominant risk characteristics are the global cash flows of the borrowers and guarantors, and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of HELOCs for which the predominant risk characteristic is the real estate collateral securing the loans.

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

When determined uncollectible, it is the Company’s policy to promptly charge-off the difference in the outstanding loan balance and the fair value of the collateral or the discounted value of expected cashflows. Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

The following tables present a summary of the activity in the allowance for loan losses on non-covered loans for the years ended December 31, 2014, 2013 and 2012:

	CRE		C&I	Residential	Consumer	Unallocated	Total
	(In thousands)
Year Ended December 31, 2014
Beginning balance	$64,677		$115,184	$50,717	$11,352	$—	$241,930
Provision for (reversal of) loan losses	6,107		40,371	(8,168)	4,240	1,575	44,125
Allowance for unfunded loan commitments and letters of credit	—		—	—	—	(1,575)	(1,575)
Charge-offs	(3,294)	(1)	(29,592)	(1,103)	(5,793)	—	(39,782)
Recoveries	1,982		8,635	2,410	449	—	13,476
Net (charge-offs) recoveries	(1,312)		(20,957)	1,307	(5,344)	—	(26,306)
Ending balance	$69,472		$134,598	$43,856	$10,248	$—	$258,174
Ending balance allocated to:
Individually evaluated for impairment	$3,487		$15,202	$774	$1	$—	$19,464
Collectively evaluated for impairment	65,695		119,396	43,082	10,247	—	238,420
Acquired with deteriorated credit quality	290		—	—	—	—	290
Ending balance	$69,472		$134,598	$43,856	$10,248	$—	$258,174

(1) Includes a charge-off of $523 thousand related to PCI loans acquired from MetroCorp.

	CRE	C&I	Residential	Consumer	Unallocated	Total
	(In thousands)
Year Ended December 31, 2013
Beginning balance	$69,856	$105,376	$49,349	$4,801	$—	$229,382
(Reversal of) provision for loan losses	(6,615)	12,821	1,918	8,055	2,157	18,336
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	(2,157)	(2,157)
Charge-offs	(3,357)	(7,405)	(3,197)	(2,385)	—	(16,344)
Recoveries	4,793	4,392	2,647	881	—	12,713
Net recoveries (charge-offs)	1,436	(3,013)	(550)	(1,504)	—	(3,631)
Ending balance	$64,677	$115,184	$50,717	$11,352	$—	$241,930
Ending balance allocated to:
Individually evaluated for impairment	$8,058	$14,539	$1,546	$—	$—	$24,143
Collectively evaluated for impairment	56,619	100,645	49,171	11,352	—	217,787
Ending balance	$64,677	$115,184	$50,717	$11,352	$—	$241,930

	CRE	C&I	Residential	Consumer	Unallocated	Total
	(In thousands)
Year Ended December 31, 2012
Beginning balance	$66,457	$87,020	$52,180	$4,219	$—	$209,876
Provision for (reversal of) loan losses	20,977	35,204	3,255	2,295	(1,563)	60,168
Allowance for unfunded loan commitments and letters of credit	—	—	—	—	1,563	1,563
Charge-offs	(27,060)	(21,818)	(7,700)	(1,824)	—	(58,402)
Recoveries	9,482	4,970	1,614	111	—	16,177
Net (chargeoffs) recoveries	(17,578)	(16,848)	(6,086)	(1,713)	—	(42,225)
Ending balance	$69,856	$105,376	$49,349	$4,801	$—	$229,382
Ending balance allocated to:
Individually evaluated for impairment	$5,561	$2,835	$3,131	$—	$—	$11,527
Collectively evaluated for impairment	64,295	102,541	46,218	4,801	—	217,855
Ending balance	$69,856	$105,376	$49,349	$4,801	$—	$229,382

The following tables present the Company’s recorded investments in total non-covered loans receivable as of December 31, 2014 and 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology:

	CRE	C&I	Residential	Consumer	Total
	(In thousands)
December 31, 2014
Individually evaluated for impairment	$65,393	$36,543	$50,925	$1,259	$154,120
Collectively evaluated for impairment	5,977,437	7,796,239	4,768,541	1,455,384	19,997,601
Acquired with deteriorated credit quality	91,216	5,312	1,202	—	97,730
Ending balance	$6,134,046	$7,838,094	$4,820,668	$1,456,643	$20,249,451

	CRE	C&I	Residential	Consumer	Total
	(In thousands)
December 31, 2013
Individually evaluated for impairment	$84,436	$39,527	$56,287	$3,227	$183,477
Collectively evaluated for impairment	4,500,641	5,320,666	4,129,022	1,544,511	15,494,840
Ending balance	$4,585,077	$5,360,193	$4,185,309	$1,547,738	$15,678,317

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2014 and 2013, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions amounted to $12.7 million and $11.3 million, respectively. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions are included in the provision for loan losses.

Loans serviced for others amounted to $1.19 billion and $1.35 billion as of December 31, 2014 and 2013, respectively. These represent loans that have either been sold or securitized for which the Company continues to provide servicing or has limited recourse. The majority of these loans were residential and C&I as of December 31, 2014 and residential and CRE as of December 31, 2013. Of the total allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions, $2.2 million and $3.2 million pertain to loans that were sold or securitized with recourse as of December 31, 2014 and 2013, respectively. For complete discussion and disclosure see Note 15 to the Company’s consolidated financial statements.

Accretable Yield

The following table presents the changes in the accretable yield for the PCI loans acquired from MetroCorp for the year ended December 31, 2014:

Year Ended
December 31, 2014
(In thousands)
Beginning balance	$—
Additions	6,745
Accretion	(4,960)
Changes in expected cash flows	3,379
Ending Balance	$5,164

NOTE 10 — AFFORDABLE HOUSING PARTNERSHIPS AND OTHER TAX CREDIT INVESTMENTS

The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes.  The Company invests in certain affordable housing limited partnerships that qualify for CRA credits. Such limited partnerships are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. The Company also invests in other investments that qualify for CRA credits. In addition, the Company invests in eligible projects that qualify for historic and energy tax credits. Investments in these other tax credits help promote the development of renewable energy sources and rehabilitation of historic buildings and economic revitalization of the surrounding areas.

The Company is not the primary beneficiary in these partnerships and, therefore, is not required to consolidate these entities on its financial statements. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company uses either the equity method or cost method of accounting. As of December 31, 2014, a majority of these investments are accounted under the equity method. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest. Investments in affordable housing partnerships, net were $178.7 million and $164.8 million as of December 31, 2014 and 2013, respectively. CRA and other tax credit investments were $110.1 million and $70.2 million as of December 31, 2014 and 2013, respectively, and are included in other assets in the consolidated balance sheets.

The Company has unfunded commitments related to the affordable housing and other tax credit investments that are payable on demand. Total unfunded commitments for these investments were $114.7 million and $73.1 million as of December 31, 2014 and 2013, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets.

The Company's usage of affordable housing partnerships and other tax credit investments' federal tax credits totaled $84.8 million, $34.2 million and $18.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Affordable housing and other tax credit investments amortization was $75.7 million, $27.3 million and $18.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company's remaining tax credits approximated $193.8 million as of December 31, 2014.

NOTE 11 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of December 31, 2014 and 2013, the carrying amounts of goodwill were $469.4 million and $337.4 million, respectively. The increase of $132.0 million to goodwill was due to the acquisition of MetroCorp as discussed in Note 2 to the Company’s consolidated financial statements.

The Company has identified three business divisions, Retail Banking, Commercial Banking, and Other, that meet the criteria of an operating segment in accordance with GAAP. The Company determined that there were no additional reporting units below each operating segment and therefore the reporting units are equivalent to the operating segments. For complete discussion and disclosure see Note 20 to the Company’s consolidated financial statements presented elsewhere in this report.

The Company performed its annual impairment test as of December 31, 2014 to determine whether and to what extent, if any, recorded goodwill was impaired. The Company uses a combined income and market approach to determine the fair value of the reporting units. Under the income approach, the Company provided a net income projection for the next three years plus a terminal growth rate that was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchaser of the reporting units could achieve by eliminating duplicative costs. Under the combined income and market approaches, the value from each approach was weighted based on management's perceived risk of each approach to determine the fair value. As a result of this analysis, the Company determined that there was no goodwill impairment as of December 31, 2014 as the fair values of all reporting units exceeded the current carrying amounts of the goodwill. No assurance can be given that goodwill will not be written down in future periods.

The following table presents changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(In thousands)
Beginning balance	$337,438	$337,438
Addition from the MetroCorp acquisition(1)	131,995	—
Ending Balance	$469,433	$337,438
 (1) Includes $11.0 million of tax and BOLI adjustments recorded in the fourth quarter of 2014.

Premiums on Acquired Deposits

Premiums on acquired deposits represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of December 31, 2014 and 2013, the gross carrying amount of premiums on acquired deposits were $108.8 million and $100.2 million, respectively, and the related accumulated amortization totaled $63.5 million and $53.3 million, respectively. A premium on acquired deposits of $8.6 million was recorded due to the acquisition of MetroCorp as discussed in Note 2 to the Company’s consolidated financial statements. The weighted-average amortization period related to MetroCorp's premium on acquired deposits is eight years.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $10.2 million, $9.4 million and $10.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company did not record any impairment write-downs on deposit premiums for the years ended December 31, 2014, 2013 and 2012.

The following table presents the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Estimates For The Years Ending December 31,	Amount
(In thousands)
2015	$9,234
2016	8,086
2017	6,935
2018	5,883
2019	4,864
Thereafter	10,307
Total	$45,309

NOTE 12 — CUSTOMER DEPOSIT ACCOUNTS

Customer deposit account balances are summarized as follows:

	December 31,
	2014	2013
	(In thousands)
Noninterest-bearing demand	$7,381,030	$5,821,899
Interest-bearing checking	2,545,618	1,749,479
Money market accounts	6,318,120	5,653,412
Savings deposits	1,651,267	1,363,780
Total core deposits	17,896,035	14,588,570
Time deposits:
Less than $100,000	1,662,046	1,678,850
$100,000 or greater	4,450,693	4,145,498
Total time deposits	6,112,739	5,824,348
Total deposits	$24,008,774	$20,412,918

Time deposits in the $100 thousand or greater category included $133.3 million and $169.7 million of deposits held by the Company’s foreign branch located in Hong Kong as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the scheduled maturities of time deposits are as follows:

	$100,000 or Greater	Less Than $100,000	Total
	(In thousands)
2015	$3,513,958	$1,397,648	$4,911,606
2016	318,791	164,061	482,852
2017	189,195	44,944	234,139
2018	168,252	34,579	202,831
2019	142,492	20,782	163,274
Thereafter	118,005	32	118,037
Total	$4,450,693	$1,662,046	$6,112,739

As of December 31, 2014, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program decreased to $180.0 million, compared to $203.3 million at December 31, 2013. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Additionally, the Company has partnered with another financial institution and offers a retail sweep product for non-time deposit accounts to provide added deposit insurance coverage for deposits in excess of FDIC-insured limits. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

NOTE 13 — FHLB ADVANCES AND LONG-TERM DEBT

FHLB Advances— Total carrying amounts of FHLB advances were $317.2 million and $315.1 million with weighted average interest rates of 0.58% and 0.61%, as of December 31, 2014 and 2013, respectively. As of December 31, 2014, FHLB advances that matures during the next five years are as follows: 2015 to 2018 — $0 million; 2019 — $79.4 million; 2020 and thereafter — $237.8 million. As of December 31, 2014 and 2013, FHLB advances had interest rates ranging from 0.40% to 0.64%, which are floating and reset monthly or quarterly based on LIBOR. There were no outstanding overnight borrowings as of December 31, 2014 and 2013. All advances as of December 31, 2014 and 2013 were secured by real estate loans.

The Company’s available borrowing capacity from FHLB totaled $5.54 billion and $3.70 billion as of December 31, 2014 and 2013, respectively. The Company’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB deducted by its outstanding FHLB advances. As of December 31, 2014 and 2013, the Company had additional available borrowing capacity of $3.03 billion and $1.42 billion, respectively, from the Federal Reserve Bank’s discount window derived from its portfolio of loans that are pledged to the Federal Reserve Bank.

Long-Term Debt

The following table presents the components of long-term debt as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Junior subordinated debt	$145,848	$126,868
Term loan	80,000	100,000
Total long-term debt	$225,848	$226,868

Junior Subordinated Debt—As of December 31, 2014, the Company has six statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. The junior subordinated debt was issued in connection with the Company's various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and considers the value of the common stock issued by the Trusts to the Company in conjunction with these transactions. The common stock is recorded in other assets for the amount issued in connection with these junior subordinated debt issuances. Junior subordinated debt outstanding, issued by the Trusts to the Company, totaled $148.0 million as of December 31, 2014, compared to $123.0 million as of December 31, 2013. During 2014, the junior subordinated debt of one statutory business trust for $10.0 million, with related common stock of $310 thousand, was redeemed in order to reduce higher interest-bearing debt and due to the phase-out of trust preferred securities as Tier I regulatory capital. This decrease was offset by a junior subordinated debt recorded due to the acquisition of MetroCorp during the first quarter of 2014. As of December 31, 2014, the MetroCorp junior subordinated debt was $35.0 million, before reduction of a purchase accounting adjustment of $6.8 million, with related common stock of $1.1 million. The total related common stock outstanding, issued by the Trusts to the Company amounted to $4.6 million and $3.9 million as of December 31, 2014 and 2013, respectively.

The proceeds from these issuances represent liabilities of the Company to the Trusts and are reported in the consolidated balance sheets as a component of long-term debt. Interest payments on these securities are made either quarterly or semi-annually and are deductible for tax purposes. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies with more than $15 billion in total consolidated assets are no longer able to include trust preferred securities as Tier I regulatory capital following a phase-out period, which commenced in 2013 with phase-out complete by 2016. The junior subordinated debt is being phased out 25% each year, over the four year period, from Tier I capital into Tier II capital for regulatory purposes.

The following table summarizes pertinent information related to outstanding junior subordinated debt issued by each Trust as of December 31, 2014 and 2013:

Trust Name	Maturity Date (1)	Stated Interest Rate	Rate as of December 31, 2014	December 31,
				2014	2013
				($ in thousands)
East West Capital Trust IV	July 2034	3-month Libor + 2.55%	—	$—	$10,000
East West Capital Trust V	November 2034	3-month Libor + 1.80%	2.03%	15,000	15,000
East West Capital Trust VI	September 2035	3-month Libor + 1.50%	1.74%	20,000	20,000
East West Capital Trust VII	June 2036	3-month Libor + 1.35%	1.59%	30,000	30,000
East West Capital Trust VIII	June 2037	3-month Libor + 1.40%	1.64%	18,000	18,000
East West Capital Trust IX	September 2037	3-month Libor + 1.90%	2.14%	30,000	30,000
Metro Bank Trust	December 2035	3-month Libor + 1.55%	1.79%	35,000	—
Total				$148,000	$123,000

(1)	All of the above debt instruments are subject to various call options.

Term Loan—In 2013, the Company entered into a three-year term loan agreement for $100.0 million. The three-year term loan is payable in quarterly installments of $5.0 million starting on March 31, 2014 and with a $50.0 million final repayment at maturity on July 1, 2016. The interest rate was 1.81% as of December 31, 2014, which is based on the three-month LIBOR plus 150 basis points. The outstanding balance of the term loan was $80.0 million and $100.0 million as of December 31, 2014 and 2013, respectively.  The term loan is included in long-term debt in the consolidated balance sheets.

NOTE 14 — INCOME TAXES

Provision for income taxes was $73.0 million in 2014, representing an effective tax rate of 17.6%, compared to $130.8 million, representing an effective tax rate of 30.7% and $143.9 million, representing an effective tax rate of 33.8% for 2013 and 2012, respectively. The lower effective tax rate in 2014 compared to 2013 and 2012, was mainly due to the additional purchases of affordable housing, historic and renewable energy tax credit investments. Included in the income tax expense recognized during 2014, 2013 and 2012 was $85.7 million, $35.0 million and $18.7 million, respectively, of tax credits generated mainly from investments in affordable housing partnerships and other tax credit investments.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. Based on the available evidence, Management has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state NOL carryforwards. Accordingly, a valuation allowance has been recorded for these amounts.

As of December 31, 2014 and 2013, the Company had a net deferred tax asset of $384.4 million and $255.5 million, respectively.

The following table presents the components of provision for income taxes for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current income tax expense:
Federal	$153,211	$131,236	$148,572
State	70,527	44,389	2,316
Foreign	3,846	208	5,704
Total current income tax expense	227,584	175,833	156,592
Deferred income tax benefit:
Federal	(116,241)	(32,963)	(38,749)
State	(37,665)	(13,677)	26,099
Foreign	(706)	1,612	—
Total deferred income tax benefit	(154,612)	(45,028)	(12,650)
Provision for income taxes	$72,972	$130,805	$143,942

The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2014	2013	2012
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	5.1	4.7	4.3
Tax credits	(21.5)	(8.4)	(5.3)
Other, net	(1.0)	(0.6)	(0.2)
Effective income tax rate	17.6%	30.7%	33.8%

The Company recognizes investment tax credits from low income housing and other investments in the year the credit arises under the flow-through method of accounting. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	December 31,
	2014				2013
	Federal	State	Foreign	Total	Federal	State	Foreign	Total
	(In thousands)
Deferred tax liabilities:
Core deposit intangibles	$(15,748)	$(4,513)	$—	$(20,261)	$(16,422)	$(4,642)	$—	$(21,064)
Affordable housing partnerships and other investments	—	—	—	—	(14,158)	(1,730)	—	(15,888)
Fixed assets	(16,615)	(4,101)	—	(20,716)	(15,594)	(3,879)	—	(19,473)
Federal Housing Loan Bank stock	(5,064)	(1,475)	—	(6,539)	(11,337)	(3,224)	—	(14,561)
Deferred loan fees	(1,587)	(454)	—	(2,041)	(1,976)	(557)	—	(2,533)
Purchased loan discounts	(51)	(15)	—	(66)	(98)	(28)	—	(126)
State taxes	(8,244)	—	—	(8,244)	(1,079)	—	—	(1,079)
Section 597 gain	(2,063)	(64)	—	(2,127)	(48,370)	(1,317)	—	(49,687)
FDIC receivable	—	—	—	—	(245,907)	(6,695)	—	(252,602)
Acquired debt	(2,237)	1,369	—	(868)	(10,812)	(1,042)	—	(11,854)
Other, net	(1,652)	(473)	—	(2,125)	(6,805)	923	—	(5,882)
Total gross deferred tax (liabilities)	(53,261)	(9,726)	—	(62,987)	(372,558)	(22,191)	—	(394,749)
Deferred tax assets:
Affordable housing partnerships and other investments	1,768	4,870	—	6,638	—	—	—	—
Allowance for loan losses and REO reserves	93,749	23,615	1,409	118,773	93,018	23,046	—	116,064
FDIC receivable and clawback	36,630	11,736	—	48,366	—	—	—	—
Deferred compensation	16,505	4,785	—	21,290	13,322	3,824	—	17,146
Mortgage servicing assets	2,570	735	—	3,305	287	81	—	368
Purchased loan premium	292	84	—	376	424	120	—	544
Unrealized loss on securities	42,737	12,638	—	55,375	62,535	19,177	—	81,712
Acquired loans and REOs	139,360	36,678	256	176,294	366,290	26,959	959	394,208
Other, net	12,189	4,967	97	17,253	30,768	9,709	97	40,574
Total gross deferred tax assets	345,800	100,108	1,762	447,670	566,644	82,916	1,056	650,616
Valuation allowance	—	(316)	—	(316)	—	(337)	—	(337)
Net deferred tax assets	$292,539	$90,066	$1,762	$384,367	$194,086	$60,388	$1,056	$255,530

Management believes that it is more likely than not that all of the deferred tax assets recorded as of December 31, 2014 will be realized (except to the extent of the recorded valuation allowance) because it expects to have sufficient taxable income in future years to fully realize them. A valuation allowance has been provided for the state NOLs (for states other than California, Georgia, Massachusetts and New York) since management believes that these NOLs may not be fully utilized. As of December 31, 2014, the Bank had state net operating loss carryforwards of approximately $4.0 million. Net deferred tax assets are included in other assets on the consolidated balance sheet presented earlier in this report.

The following table summarizes the activity related to the Company's unrecognized tax benefits:

	Year Ended December 31,
	2014	2013
	(In thousands)
Beginning Balance	$4,677	$3,457
Additions for tax positions of prior years	343	232
Reductions for tax positions of prior years	—	—
Additions for tax positions of current year		988
Settlements	—	—
Ending Balance	$5,020	$4,677

For the years ended December 31, 2014 and 2013, the Company increased the unrecognized tax benefits reserve by $343 thousand and $1.2 million, respectively, for the California enterprise zone net interest deduction. There were no reductions in unrecognized tax benefits for 2014. As of December 31, 2014 and 2013, the liability for uncertain tax positions was $7.2 million and $6.3 million, respectively, which is included in accrued expenses and other liabilities on the consolidated balance sheets presented earlier in this report. Also, for the years ended December 31, 2014 and 2013, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $3.3 million and $3.0 million, respectively.

During 2014, the Company closed the Internal Revenue Service (“IRS”) examination of the 2012 tax year with no material changes. Every year, subsequent to 2012, the Company has executed a Memorandum of Understanding (“MOU”) with the IRS to voluntarily participate in the IRS Compliance Assurance Process (“CAP”) where the IRS will assist the Company in identifying and resolving any tax issues that may arise throughout the tax year. The objective of the CAP is to resolve issues in a timely and contemporaneous manner and eliminate the need for a lengthy post-filing examination. The 2013 and 2012 tax return filed in September 2014 and September 2013, respectively received a full acceptance of all tax matters from the IRS. The Company has entered a MOU with the IRS for the 2014 and 2015 tax years. For federal tax purposes, tax years from 2011 and beyond remain open. For California franchise tax purposes, tax years from 2003 and beyond remain open. The states of Alabama, New York and Ohio have initiated audits of East West Bank’s corporate income tax returns through the 2012 tax year. The Company does not believe that the outcome of unresolved issues or claims in any tax jurisdiction is likely to be material to the Company’s financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change for the year ended December 31, 2015.

The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of income tax expense in the consolidated statement of operations. The Company accrued interest and penalties of $597 thousand, ($744) thousand and $1.2 million for its unrecognized tax positions as of December 31, 2014, 2013 and 2012, respectively. Total interest and penalties accrued as of December 31, 2014 and 2013 were $2.2 million and $1.6 million, respectively, which is included in accrued expenses and other liabilities on the consolidated balance sheets presented earlier in this report.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of December 31, 2014 and 2013, undisbursed loan commitments amounted to $3.87 billion and $4.02 billion, respectively. As of December 31, 2014 and 2013 all undisbursed loan commitments are for loans held for investment.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit (“SBLCs”) are issued to make payments on behalf of customers when certain specified future events occur. As of December 31, 2014 and 2013, commercial and SBLC totaled $1.25 billion and $1.16 billion, respectively. The Company issues SBLC and financial guarantees to support the obligations of its customers to beneficiaries. Based on historical trends, the probability that it will have to make payments under SBLC is low. Additionally, in many cases, the Company holds collateral in various forms against these SBLC. As part of its risk management activities, the Company monitors the creditworthiness of the customer as well as its SBLC exposure; however, if the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the SBLC by presenting documents that are in compliance with the letter of credit terms. In that event, the Company either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the SBLC. The customer is obligated to reimburse the Company for any such payment. If the customer fails to pay, the Company would, as applicable, liquidate collateral and/or set off accounts.

Credit card lines are unsecured commitments that are not legally binding. Management reviews credit card lines at least annually and, upon evaluation of the customers’ creditworthiness, the Bank has the right to terminate or change certain terms of the credit card lines.

The Company uses the same credit policies in making commitments and conditional obligations as in extending loan facilities to customers. It evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

As of December 31, 2014 and 2013, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provision amounted to $12.7 million and $11.3 million, respectively. These amounts are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Guarantees — In prior years, the Company sold or securitized loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. As such, the Company is committed to stand ready to perform if the loan defaults and to make payments to remedy the default. As of December 31, 2014, the maximum potential future payment, which is generally the unpaid principal balance of total loans sold or securitized with recourse amounted to $249.8 million and were comprised of $35.5 million in single-family loans with full recourse and $214.3 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $338.8 million as of December 31, 2013, comprised of $42.2 million in single-family loans with full recourse and $296.6 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $2.2 million and $3.2 million as of December 31, 2014 and 2013, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company continues to experience minimal losses from the single-family and multifamily loan portfolios sold or securitized with recourse.

The Company also sells or securitizes loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan origination process results in a violation of a representation or warranty made in connection with the securitization or sale of the loan. When a loan sold or securitized to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale or securitization. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2014 and 2013, the amount of loans sold without recourse totaled $781.4 million and $818.2 million, respectively. Total loans securitized without recourse amounted to $162.8 million and $193.8 million as of December 31, 2014 and 2013, respectively. The loans sold or securitized without recourse represent the unpaid principal balance of the Company’s loans serviced for others portfolio.

Lease Commitments — The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $26.2 million, $26.2 million and $22.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum rental payments under non-cancelable operating leases are estimated as follows:

Estimates For The Years Ending December 31,	Amount
(In thousands)
2015	$24,076
2016	19,239
2017	14,957
2018	11,389
2019	9,950
Thereafter	30,910
Total	$110,521

Litigation — In the ordinary course of the Company’s business, the Company is a party to various legal actions, which the Company believes are incidental to the operation of our business. In accordance with ASC 450, Contingencies, the Company accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. The outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of the legal or regulatory matters, if any, currently pending or threatened could have a material adverse effect on the Company's liquidity, consolidated financial position, and/or results of operations. Based on the information currently available, advice of counsel and established reserves, the Company believes that the eventual outcome of the matters described below, will not, individually or in the aggregate have a material adverse effect on the Company’s consolidated financial position.

On September 8, 2014, a jury in the case titled “F&F, LLC and 618 Investment, Inc. v. East West Bank,” Superior Court of the State of California for the County of Los Angeles, Case No. BC462714, delivered a verdict in favor of plaintiff F&F, LLC, which was adjusted down by the court on December 18, 2014 to the amount of $36.6 million.  The case is subject to further legal proceedings including appeal.  The Company continues to appeal but has accrued based on the unfavorable verdict.  As of December 31, 2014, a litigation accrual of $31.6 million has been recorded.

Other Commitments — The Company has commitments to invest in affordable housing partnerships and other tax credit investments qualifying for community reinvestment tax credits or other types of tax credits. These commitments are payable on demand. As of December 31, 2014 and 2013 these commitments were $114.7 million and $73.1 million, respectively. These commitments are included in accrued expenses and other liabilities on the consolidated balance sheet.

NOTE 16 — STOCK COMPENSATION PLANS

The Company issues stock options and restricted stock awards to employees under share-based compensation plans. During the years ended December 31, 2014, 2013 and 2012, total compensation expense related to stock options and restricted stock awards reduced income before taxes by $13.9 million, $13.5 million and $12.7 million, respectively. The net tax benefit recognized in equity for stock compensation plans was $6.5 million, $5.5 million, and $462 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, there are 3,715,327 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options — The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a three-year or four-year vesting period and contractual terms of 7 or 10 years. The Company issues new shares upon the exercise of stock options.

The following table presents the activity for the Company’s stock options as of and for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of year	406,731	$26.72
Granted	—	—
Exercised	(234,101)	21.09
Forfeited	(130,514)	38.76
Outstanding at end of year	42,116	$20.75	0.19 years	$757
Vested or expected to vest at year-end	42,116	$20.75	0.19 years	$757
Exercisable at year-end	42,116	$20.75	0.19 years	$757

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) the expected term (estimated period of time outstanding) of stock options granted is estimated using the historical exercise behavior of employees; (2) the expected volatility is based on historical volatility for a period equal to the stock option’s expected term; (3) the expected dividend yield is based on the Company’s prevailing dividend rate at the time of grant; and (4) the risk-free rate is based on the U.S. Treasury strips in effect at the time of grant equal to the stock option’s expected term. The Company did not issue any stock options during the years ended December 31, 2014, 2013, and 2012.

The Company received $4.9 million and $1.7 million as of December 31, 2014 and 2013, respectively, in cash proceeds from stock option exercises. The net tax benefit recognized from stock option exercises was $1.4 million for 2014 compared to $48 thousand for 2013.

The following table presents information about stock options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Exercisable Options	Weighted Average Exercise Price
$10.00 to $14.99	2,365	$14.95	1.02 years	2,365	$14.95
$20.00 to $24.99	39,751	$21.09	0.14 years	39,751	$21.09
$10.00 to $24.99	42,116	$20.75	0.19 years	42,116	$20.75

The following table presents information related to stock options for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Total intrinsic value of options exercised (in thousands)	$3,546	$926	$978
Total fair value of options vested (in thousands)	$—	$363	$3,717

As of December 31, 2013 all stock options are fully vested and all compensation cost related to stock options have been recognized.

Restricted Stock Awards — In addition to stock options, the Company also grants restricted stock awards to directors, officers and employees. The restricted stock awards fully vest after three to five years of continued employment from the date of grant; some of the awards are also subject to achievement of certain established financial goals. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock when the restrictions are released and the shares are issued. Restricted stock awards are forfeited if officers and employees terminate employment prior to the lapsing of restrictions or if established financial goals are not achieved. The Company records forfeitures of issued restricted stock as treasury share repurchases.

The following table presents a summary of the activity for the Company’s time-based and performance-based restricted stock awards as of December 31, 2014, including changes during the year then ended:

	2014
	Restricted Stock Awards
	Time-Based		Performance-Based
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	438,508	$17.79	956,707	$23.74
Granted	43,210	33.19	603,697	36.85
Vested	(343,722)	15.91	(340,866)	23.52
Forfeited	(30,733)	21.21	(57,228)	29.71
Outstanding at end of year	107,263	$29.01	1,162,310	$30.32

During 2014 there were no restricted stock grants to outside directors.

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of time-based restricted stock awards granted during the years ended December 31, 2014, 2013 and 2012 were $33.19, $28.55 and $21.66, respectively. The weighted average fair value of performance-based restricted stock awards granted during the year ended December 31, 2014, 2013 and 2012 were $36.85, $25.25 and $22.05, respectively. The total fair value of time-based restricted stock awards vested during 2014, 2013 and 2012 was $12.2 million, $29.4 million and $3.5 million, respectively. The total fair value of performance-based restricted stock award vested during 2014, 2013 and 2012 were $12.6 million, $4.4 million and $4.7 million, respectively.

As of December 31, 2014, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $2.3 million and $21.7 million, respectively. This cost is expected to be recognized over a weighted average period of 2.55 years and 1.93 years, respectively.

Stock Purchase Plan — The Company adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) providing eligible employees of the Company and its subsidiaries participation in the ownership of the Company through the right to purchase shares of its common stock at a discount. The Purchase Plan allows employees to purchase shares at 90% of the per share market price at the date of exercise, with an annual common stock value purchase limitation of $25,000. As of December 31, 2014, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense is recognized under the Purchase Plan.

The Purchase Plan covers a total of 2,000,000 shares of the Company’s common stock. During 2014 and 2013, 58,587 shares totaling $1.9 million and 53,015 shares totaling $1.4 million, respectively, were sold to employees under the Purchase Plan. As of December 31, 2014, there were 694,713 shares available under the Purchase Plan.

NOTE 17 — EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution plan for the benefit of its employees. The Company’s contributions to the plan are determined annually by the Board of Directors in accordance with plan requirements. For tax purposes, eligible participants may contribute up to the dollar limit imposed by the Internal Revenue Service each year. For plan years ended December 31, 2014, 2013 and 2012, the Company contributed $5.9 million, $4.3 million and $3.5 million, respectively.

During 2002, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP meets the definition of a pension plan per ASC 715-30, Compensation—Retirement Benefits – Defined Benefit Plans—Pension, pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers’ years of service and compensation. For the years ended December 31, 2014, 2013, and 2012, $583 thousand, $644 thousand and $787 thousand, respectively, of benefits were accrued. The SERP is funded through life insurance contracts on the participating officers, though the plan does not require formal funding. As of December 31, 2014 and 2013, the life insurance contracts related to the SERP had an aggregate cash surrender value of $31.4 million and $45.5 million, respectively. As of December 31, 2014 and 2013, the vested benefit obligation under the SERP was less than the cash surrender value of the life insurance contracts respectively.

NOTE 18 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

MetroCorp Acquisition — On January 17, 2014, the Company completed the acquisition of MetroCorp. The final consideration included 5,583,093 shares of East West common stock, $89.4 million of cash, $2.4 million of additional cash to MetroCorp stock option holders and a MetroCorp warrant, fair valued at $8.8 million, assumed by the Company.  Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock.  At acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock. The warrant has not been exercised as of December 31, 2014.

Stock Repurchase Program — On January 23, 2013, the Company's Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company's common stock. During 2013, the Company completed the authorized repurchased program, repurchasing 8,026,807 shares at a weighted average price of $24.89 per share for a total cost of $200.0 million.

On July 17, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company did not repurchase any shares under this program during the years ended December 31, 2014 and 2013.

On January 19, 2012, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $200.0 million of the Company’s common stock. During 2012, the Company completed the authorized repurchase program, repurchasing 9,068,105 shares at a weighted average price of $22.02 per share and a total cost of $199.9 million.

Quarterly Dividends — The Company paid quarterly dividends on its common stock of $0.18 per share for each quarter of 2014. In comparison, the Company paid quarterly dividends on its common stock of $0.15 and $0.10 per share for each quarter of 2013 and 2012. Total dividends amounting to $104.0 million, $83.3 million and $57.6 million were paid to the Company’s common stockholders during the years ended December 31, 2014, 2013 and 2012, respectively.

The Company’s Board of Directors declared and paid quarterly preferred stock cash dividends of $20.00 per share on its Series A preferred stock in 2013 and 2012. Cash dividends totaling $3.4 million and $6.9 million were paid to the Company’s Series A preferred stock stockholders during the years ended December 31, 2013 and 2012. The Series A preferred stock were converted into common stock on May 1, 2013.

Earnings Per Share (“EPS”) — Certain of the Company’s instruments containing rights to nonforfeitable dividends granted in stock-based payment transactions are considered participating securities prior to vesting and, therefore, have been included in the earnings allocations in computing basic and diluted EPS under the two-class method. Basic EPS was computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS reflects the additional dilutive effect of common stock equivalents such as unvested stock awards and stock options.

The following tables present earnings per share calculations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$342,483
Less:
Preferred stock dividends	—
Earnings allocated to participating securities	(502)
Basic EPS — income allocated to common stockholders	$341,981	142,952	$2.39
Effect of dilutive securities:
Stock options	—	67
Restricted stock units	287	398
Convertible preferred stock	—	—
Warrants	—	146
Diluted EPS — income allocated to common stockholders	$342,268	143,563	$2.38

	Year Ended December 31, 2013
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$295,045
Less:
Preferred stock dividends	(3,428)
Earnings allocated to participating securities	(1,692)
Basic EPS — income allocated to common stockholders	$289,925	137,342	$2.11
Effect of dilutive securities:
Stock options	—	71
Restricted stock units	196	327
Convertible preferred stock	3,428	1,834
Diluted EPS — income allocated to common stockholders	$293,549	139,574	$2.10

	Year Ended December 31, 2012
	Net Income	Number of Shares	Per Share Amounts
	(In thousands, except per share data)
Net income	$281,650
Less:
Preferred stock dividends	(6,857)
Earnings allocated to participating securities	(3,279)
Basic EPS — income allocated to common stockholders	$271,514	141,457	$1.92
Effect of dilutive securities:
Stock options	—	29
Restricted stock units	47	118
Convertible preferred stock	6,857	5,571
Diluted EPS — income allocated to common stockholders	$278,418	147,175	$1.89

The following table presents the weighted-average stock options outstanding and restricted stock units for the years ended December 31, 2014, 2013, and 2012, respectively, that were anti-dilutive, and therefore not included in the computation of diluted EPS:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Stock options	20	177	340
Restricted stock units	7	10	5

Accumulated Other Comprehensive Income (Loss) — As of December 31, 2014, total accumulated other comprehensive income was $4.2 million which includes the following components: net unrealized gains on securities available for sale of $4.2 million and net unrealized losses on other investments of $61 thousand. As of December 31, 2013, total accumulated other comprehensive loss was $(30.5) million which includes the following components: net unrealized losses on securities available for sale of $(30.5) million and unrealized gains on other investments of $79 thousand. As of December 31, 2012, total accumulated other comprehensive income was $4.7 million which includes the following components: net unrealized gains on securities available for sale of $4.6 million, and unrealized gains on other investments of $26 thousand.

The accumulated other comprehensive income (loss) balances were as follows:

	2014			2013			2012
Year Ended December 31,	Investment Securities Available-for-Sale	Other Investments	Accumulated Other Comprehensive (Loss) Income	Investment Securities Available-for-Sale	Other Investments	Accumulated Other Comprehensive Income (Loss)	Investment Securities Available-for-Sale	Other Investments	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
				(In thousands)
Balance, beginning of the period	$(30,538)	$79	$(30,459)	$4,643	$26	$4,669	$(34,848)	$8	$900	$(33,940)
Net unrealized gains (losses) arising during period	41,008	(97)	40,911	(28,169)	336	(27,833)	42,868	31	—	42,899
Less: reclassification adjustment for (gains) losses included in net income	(6,294)	79	(6,215)	(7,012)	(283)	(7,295)	(439)	(13)	—	(452)
Net unrealized gains (losses)	34,714	(18)	34,696	(35,181)	53	(35,128)	42,429	18	—	42,447
Noncredit-related impairment loss on securities	—	—	—	—	—	—	(2,938)	—	—	(2,938)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(900)	(900)
Balance, end of the period	$4,176	$61	$4,237	$(30,538)	$79	$(30,459)	$4,643	$26	$—	$4,669

The components of other comprehensive income (loss), reclassifications to net income by income statement line item and the related tax effects were as follows:

	2014			2013			2012
Year Ended December 31,	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount
				(In thousands)
Unrealized gains (losses) on investment securities available-for-sale:
Net unrealized gains (losses) arising during period	$70,704	$(29,696)	$41,008	$(48,567)	$20,398	$(28,169)	$73,910	$(31,042)	$42,868
Less: reclassification adjustment for gains included in net income (1)	(10,851)	4,557	(6,294)	(12,089)	5,077	(7,012)	(757)	318	(439)
Net unrealized gains (losses)	59,853	(25,139)	34,714	(60,656)	25,475	(35,181)	73,153	(30,724)	42,429
Noncredit-related impairment loss on securities	—	—	—	—	—	—	(5,066)	2,128	(2,938)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,552)	652	(900)
Unrealized (losses) gains on other investments:
Net unrealized (losses) gains arising during period	(167)	70	(97)	579	(243)	336	53	(22)	31
Less: reclassification adjustment for losses (gains) included in income (2)	136	(57)	79	(488)	205	(283)	(23)	10	(13)
Net unrealized (losses) gains	(31)	13	(18)	91	(38)	53	30	(12)	18
Other comprehensive income (loss)	$59,822	$(25,126)	$34,696	$(60,565)	$25,437	$(35,128)	$66,565	$(27,956)	$38,609

(1)	The pretax amount is reported in net gains on sales of investment securities in the consolidated statements of income.

(2)	The pretax income is reported in dividend and other investment income in the consolidated statements of income.

NOTE 19 — REGULATORY REQUIREMENTS

Capital Adequacy — The Bank is a member bank of the Federal Reserve System and the Federal Reserve Bank is the Bank’s primary regulator. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. These requirements are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires that the federal regulatory agencies adopt regulations defining capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 2014 and 2013, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific Basel I total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. The Company believes that no changes in conditions or events have occurred since December 31, 2014, which would result in changes that would cause the Company or the Bank to fall below the well capitalized level.

The following table presents the regulatory capital information of the Company and the Bank as of December 31, 2014 and 2013:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			($ in thousands)
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)
Company	$2,753,598	12.6%	$1,754,519	8.0%	N/A	N/A
East West Bank	$2,590,174	11.8%	$1,750,006	8.0%	$2,187,508	10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$2,405,452	11.0%	$877,259	4.0%	N/A	N/A
East West Bank	$2,316,615	10.6%	$875,003	4.0%	$1,312,505	6.0%
Tier I Capital (to Average Assets)
Company	$2,405,452	8.4%	$1,140,045	4.0%	N/A	N/A
East West Bank	$2,316,615	8.2%	$1,136,734	4.0%	$1,420,917	5.0%

As of December 31, 2013
Total Capital (to Risk-Weighted Assets)
Company	$2,395,109	13.5%	$1,416,203	8.0%	N/A	N/A
East West Bank	$2,262,494	12.9%	$1,407,944	8.0%	$1,759,931	10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$2,102,476	11.9%	$708,102	4.0%	N/A	N/A
East West Bank	$2,041,894	11.6%	$703,972	4.0%	$1,055,958	6.0%
Tier I Capital (to Average Assets)
Company	$2,102,476	8.6%	$976,596	4.0%	N/A	N/A
East West Bank	$2,041,894	8.4%	$973,958	4.0%	$1,217,448	5.0%

Under the Dodd-Frank Act, bank holding companies with more than $15 billion in total consolidated assets are no longer able to include trust preferred securities as Tier I regulatory capital which commenced in 2013 with phase-out complete in 2016. As of December 31, 2014 and 2013, trust preferred securities comprised 3.1% and 4.4%, respectively, of the Company’s Basel I Tier I capital.

In July 2013, the FRB published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The final rules apply to all depository institutions and top-tier bank holding companies with assets of $500 million or more. The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain of their components).
Reserve Requirement — The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank. The daily average reserve requirement was approximately $325.7 million and $218.5 million as of December 31, 2014 and 2013, respectively.

NOTE 20 — SEGMENT INFORMATION

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company. The Company has identified three operating segments for purposes of management reporting: 1) Retail Banking; 2) Commercial Banking; and 3) Other. These three business divisions meet the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incurs expenses and whose operating results are regularly reviewed by the Company’s chief operating decision-maker to render decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available. The acquisition of MetroCorp has been reflected in the three business operating segments, as applicable, as of December 31, 2014.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes CRE, primarily generates commercial loans through the efforts of the commercial lending offices located in the Bank’s production offices. Furthermore, the Company’s Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including treasury activities and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31, 2014
	Retail Banking	Commercial Banking	Other	Total
	(In thousands)
Interest and dividend income	$378,445	$715,075	$60,178	$1,153,698
Charge for funds used	(94,162)	(141,652)	(47,570)	(283,384)
Interest spread on funds used	284,283	573,423	12,608	870,314
Interest expense	(48,020)	(15,650)	(49,150)	(112,820)
Credit on funds provided	225,873	38,592	18,919	283,384
Interest spread on funds provided	177,853	22,942	(30,231)	170,564
Net interest income (loss) before provision for loan losses	$462,136	$596,365	$(17,623)	$1,040,878
Provision for loan losses	$14,979	$34,179	$—	$49,158
Depreciation, amortization and accretion (1)	$14,376	$(8,372)	$108,117	$114,121
Goodwill	$357,207	$112,226	$—	$469,433
Income before provision for income taxes	$166,637	$276,601	$(27,783)	$415,455
Assets	$7,621,808	$15,595,862	$5,520,379	$28,738,049

	Year Ended December 31, 2013
	Retail Banking	Commercial Banking	Other	Total
	(In thousands)
Interest and dividend income	$374,818	$627,118	$66,749	$1,068,685
Charge for funds used	(86,552)	(116,161)	(18,244)	(220,957)
Interest spread on funds used	288,266	510,957	48,505	847,728
Interest expense	(47,287)	(15,185)	(50,020)	(112,492)
Credit on funds provided	173,194	29,262	18,501	220,957
Interest spread on funds provided	125,907	14,077	(31,519)	108,465
Net interest income before provision for loan losses	$414,173	$525,034	$16,986	$956,193
Provision for loan losses	$10,911	$11,453	$—	$22,364
Depreciation, amortization and accretion (1)	$19,865	$8,120	$69,125	$97,110
Goodwill	$320,566	$16,872	$—	$337,438
Income before provision for income taxes	$123,876	$272,369	$29,605	$425,850
Assets	$7,820,191	$11,545,405	$5,364,472	$24,730,068

	Year Ended December 31, 2012
	Retail Banking	Commercial Banking	Other	Total
	(In thousands)
Interest and dividend income	$356,244	$617,041	$77,810	$1,051,095
Charge for funds used	(85,811)	(118,688)	44,407	(160,092)
Interest spread on funds used	270,433	498,353	122,217	891,003
Interest expense	(57,401)	(23,226)	(51,541)	(132,168)
Credit on funds provided	130,713	13,138	16,241	160,092
Interest spread on funds provided	73,312	(10,088)	(35,300)	27,924
Net interest income before provision for loan losses	$343,745	$488,265	$86,917	$918,927
Provision for loan losses	$28,729	$36,455	$—	$65,184
Depreciation, amortization and accretion (1)	$12,869	$(13,277)	$44,159	$43,751
Goodwill	$320,566	$16,872	$—	$337,438
Income before provision for income taxes	$74,836	$266,168	$84,588	$425,592
Assets	$6,552,217	$10,421,160	$5,562,733	$22,536,110

(1)	Includes amortization and accretion related to the FDIC indemnification asset.

NOTE 21 — PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The financial information of East West Bancorp, Inc. as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 are as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
ASSETS
Cash and cash equivalents	$211,053	$79,934
Investment securities available-for-sale, at fair value	8,370	69,796
Investment in subsidiaries	2,841,684	2,400,937
Other investments	41,054	21,371
Other assets	22,474	37,037
TOTAL	$3,124,635	$2,609,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$225,848	$226,868
Other liabilities	48,219	17,982
Total liabilities	274,067	244,850
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 163,772,218 and 163,098,008 shares issued in 2014 and 2013, respectively; 143,582,229 and 137,630,896 shares outstanding in 2014 and 2013, respectively.	164	163
Additional paid in capital	1,677,767	1,571,670
Retained earnings	1,598,598	1,360,130
Treasury stock, at cost — 20,189,989 shares in 2014 and 25,467,112 shares in 2013	(430,198)	(537,279)
Accumulated other comprehensive income (loss), net of tax	4,237	(30,459)
Total stockholders’ equity	2,850,568	2,364,225
TOTAL	$3,124,635	$2,609,075

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Dividends from subsidiaries	$111,701	$319,085	$324,094
Other income	7,414	821	2
Total income	119,115	319,906	324,096
Interest expense	4,823	3,436	3,092
Compensation and net occupancy reimbursement to subsidiary	4,039	3,662	2,573
Other expense	50,280	12,677	1,309
Total expense	59,142	19,775	6,974
Income before income taxes and equity in undistributed income of subsidiaries	59,973	300,131	317,122
Income tax benefit	80,674	22,885	2,892
Equity in undistributed income (loss) of subsidiaries	201,836	(27,971)	(38,364)
Net income	$342,483	$295,045	$281,650

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$342,483	$295,045	$281,650
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(314,225)	(291,659)	(285,636)
Depreciation and amortization	46,365	8,806	445
Gains on sales of investment securities and other investments	(4,357)	(161)	—
Tax benefit from stock compensation plans, net	(6,513)	(5,522)	(462)
Net change in other assets	186,232	293,153	322,361
Net change in other liabilities	150	(41)	(25)
Net cash provided by operating activities	250,135	299,621	318,333
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of:
Investment securities available-for-sale	(9,000)	(69,986)	—
Equity investments	(53,071)	(12,970)	(234)
Proceeds from sale of:
Investment securities available-for-sale	74,002	—	—
Net cash provided by (used in) investing activities	11,931	(82,956)	(234)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for:
Repayment of long-term debt	(30,310)	(10,310)	—
Repurchase of vested shares due to employee tax liability	(10,326)	(13,833)	(3,012)
Cash dividends on preferred stock	—	(3,428)	(6,857)
Cash dividends on common stock	(103,618)	(82,862)	(57,361)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	—	(199,992)	(199,950)
Proceeds from:
Increase in long-term borrowings	—	100,000	—
Issuance of common stock pursuant to various stock plans and agreements	6,794	3,683	3,821
Tax benefit from stock compensation plans, net	6,513	5,522	462
Net cash used in financing activities	(130,947)	(201,220)	(262,897)
Net increase in cash and cash equivalents	131,119	15,445	55,202
Cash and cash equivalents, beginning of year	79,934	64,489	9,287
Cash and cash equivalents, end of year	$211,053	$79,934	$64,489
Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$4,462	$3,292	$3,112
Noncash financing activities:
Conversion of preferred stock to common stock	$—	$83,027	$—
Issuance of common stock related to acquisition	$190,830	$—	$—

NOTE 22 — QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2014
Interest and dividend income	$287,135	$285,948	$294,442	$286,173
Interest expense	27,647	28,974	27,992	28,207
Net interest income before provision for loan losses	259,488	256,974	266,450	257,966
Provision for loan losses on non-covered loans	19,671	7,556	8,944	7,954
(Reversal of) provision for loan losses on covered loans	(671)	7,669	(944)	(1,021)
Net interest income after provision for loan losses	240,488	241,749	258,450	251,033
Noninterest income (loss)	7,805	10,342	(14,945)	(14,916)
Noninterest expense	135,246	176,979	127,899	124,427
Income before taxes	113,047	75,112	115,606	111,690
Income tax provision (benefit)	20,049	(13,644)	31,618	34,949
Net income	$92,998	$88,756	$83,988	$76,741
Basic earnings per share	$0.65	$0.62	$0.59	$0.54
Diluted earnings per share	$0.65	$0.62	$0.58	$0.54
2013
Interest and dividend income	$293,203	$281,706	$255,353	$238,423
Interest expense	28,195	27,456	27,709	29,132
Net interest income before provision for loan losses	265,008	254,250	227,644	209,291
Provision for (reversal of) loan losses on non-covered loans	6,286	4,535	8,277	(762)
(Reversal of) provision for loan losses on covered loans	(820)	(964)	723	5,089
Net interest income after provision for loan losses	259,542	250,679	218,644	204,964
Noninterest loss	(36,594)	(41,421)	(12,354)	(2,099)
Noninterest expense	124,384	100,352	94,420	96,355
Income before taxes	98,564	108,906	111,870	106,510
Income tax provision	22,782	35,749	37,855	34,419
Net income	75,782	73,157	74,015	72,091
Preferred stock dividends	—	—	1,714	1,714
Net income available to common stockholders	$75,782	$73,157	$72,301	$70,377
Basic earnings per share	$0.55	$0.53	$0.52	$0.51
Diluted earnings per share	$0.55	$0.53	$0.52	$0.50

NOTE 23 — SUBSEQUENT EVENTS

Dividend Payout

On January 21, 2015, the East West Board of Directors declared first quarter 2015 dividends on the Company’s common stock. The common stock dividend of $0.20 per share is payable on or about February 17, 2015 to stockholders of record on February 2, 2015.
The Company has evaluated the effect of events that have occurred subsequent to December 31, 2014, and there have been no material events that would require recognition in the 2014 consolidated financial statements or disclosure in the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 2, 2015

EAST WEST BANCORP INC. (Registrant)

		By	/s/ DOMINIC NG
Dominic Ng
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Title	Date
/s/ DOMINIC NG	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
Dominic Ng

/s/ JULIA GOUW	President and Chief Operating Officer	March 2, 2015
Julia Gouw

/s/ IRENE H. OH	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015
Irene H. Oh

/s/ JOHN LEE	Vice-Chairman and Director	March 2, 2015
John Lee

/s/ MOLLY CAMPBELL	Director	March 2, 2015
Molly Campbell

/s/ IRIS CHAN	Director	March 2, 2015
Iris Chan

/s/ RUDOLPH I. ESTRADA	Director	March 2, 2015
Rudolph I. Estrada

/s/ PAUL H. IRVING	Director	March 2, 2015
Paul H. Irving

/s/ TAK-CHUEN CLARENCE KWAN	Director	March 2, 2015
Tak-Chuen Clarence Kwan

/s/ HERMAN Y. LI	Director	March 2, 2015
Herman Y. Li

/s/ JACK C. LIU	Director	March 2, 2015
Jack C. Liu

/s/ KEITH W. RENKEN	Director	March 2, 2015
Keith W. Renken

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Registrant [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

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

10.1	Form of Amendment to Employment Agreement – Mr. Ng* [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

10.2	Form of July 2011 Executive Compensation Agreement – Julia Gouw* [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on July 29, 2011.]

10.3	Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Mr. Ng* [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

10.3.1	Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Ms. Gouw* [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

10.3.2	Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Mr. Krause* [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

10.3.3	Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Ms. Oh* [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

10.3.4
Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Mr. Schuler* [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

10.5	Form of Amendment to Employment Agreement – Mr. Krause* [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

10.6.1
East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements* [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.6.2	Amended East West Bancorp, Inc. 1998 Stock Incentive Plan* [Incorporated by reference from Registrant’s Definitive Proxy Statement – Exhibit A filed with the Commission on April 14, 2011.]

10.6.3	1998 NonQualified Stock Option Program for Employees and Independent Contractors* [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]

10.6.4	Amended Performance-Based Bonus Plan* [Incorporated by reference from Registrant’s Definitive Proxy Statement – Exhibit A filed with the Commission on April 20, 2012.]

Exhibit No.	Exhibit Description
10.6.5	1999 Spirit of Ownership Restricted Stock Program* [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]

10.6.6	2003 Directors’ Restricted Stock Program* [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005.]

10.7
East West Bancorp, Inc. 1998 Employee Stock Purchase Plan* [Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.9.1	Form of Amendment to Employment Agreement – Mr. Schuler* [Incorporated by reference from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012.]

10.10
Amended Supplemental Executive Retirement Plans* [Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 11, 2005.]

10.12	Director Compensation.* Filed herewith.

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

12.1	Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP. Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1
Agreement and Plan of Merger by and between East West Bancorp, Inc. and MetroCorp Bancshares, Inc. dated September 18, 2013 [Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on September 18, 2013.]

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101.PRE	XBRL Extension Presentation Linkbase. Filed herewith.

101.DEF	XBRL Extension Definition Linkbase. Filed herewith.

Forms 8-K, 10-Q and 10-K identified in the exhibit index have SEC file number 000-24939.

*    Denotes management contract or compensatory plan or arrangement.