Form 10-Q
period 2015-03-31
EAST WEST BANCORP INC
filed 2015-05-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 143,846,255 shares of common stock as of April 30, 2015.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	changes in our borrowers’ performance on loans;

•	changes in the commercial and consumer real estate markets;

•	changes in our costs of operation, compliance and expansion;

•	changes in the U.S. economy, including inflation;

•	changes in government interest rate policies;

•	changes in laws or the regulatory environment including regulatory reform initiatives;

•	changes in the economy of and monetary policy in the People’s Republic of China;

•	changes in critical accounting policies and judgments;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies;

•	changes in the equity and debt securities markets;

•	changes in competitive pressures on financial institutions;

•	future credit quality and performance, including our expectations regarding future loan losses and allowance levels;

•	effect of government budget cuts and government shut down;

•	fluctuations of our stock price;

•	success and timing of our business strategies;

•	impact of reputational risk created by these developments on matters such as business generation and retention, funding and liquidity;

•	impact of potential federal tax increases and spending cuts;

•	impact of adverse judgments or settlements in litigation against the Company;

•	changes in our ability to receive dividends from our subsidiaries;

•	impact of political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions; and

•	our capital requirements (including under regulatory capital standards, such as the Basel III capital standards) and our ability to generate capital internally or raise capital on favorable terms.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015 (the “2014 Annual Report”), under the heading “ITEM 1A. RISK FACTORS” and the information set forth under “ITEM 1A. RISK FACTORS” in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$1,886,199	$1,039,885
Short-term investments	325,350	338,714
Securities purchased under resale agreements	1,550,000	1,225,000
Available-for-sale investment securities, at fair value	2,841,085	2,626,365
Loans held for sale	196,111	45,950
Loans (net of allowance for loan losses of $257,738 in 2015 and $261,679 in 2014)	21,116,931	21,468,270
Other real estate owned, net	32,692	32,111
Investment in Federal Home Loan Bank stock, at cost	28,603	31,239
Investment in Federal Reserve Bank stock, at cost	54,556	54,451
Investment in qualified affordable housing partnerships, net (1)	182,719	178,962
Premises and equipment (net of accumulated depreciation of $88,826 in 2015 and $85,409 in 2014)	176,438	180,900
Goodwill	469,433	469,433
Other assets (1)	1,046,718	1,052,312
TOTAL (1)	$29,906,835	$28,743,592
LIABILITIES
Customer deposits:
Noninterest-bearing	$8,120,644	$7,381,030
Interest-bearing	17,042,189	16,627,744
Total deposits	25,162,833	24,008,774
Federal Home Loan Bank advances	317,777	317,241
Securities sold under repurchase agreements	695,000	795,000
Long-term debt	220,905	225,848
Accrued expenses and other liabilities	571,557	540,618
Total liabilities	26,968,072	25,887,481
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 164,151,409 and 163,772,218 shares issued in 2015 and 2014, respectively; 143,820,549 and 143,582,229 shares outstanding in 2015 and 2014, respectively.	164	164
Additional paid in capital	1,685,699	1,677,767
Retained earnings (1)	1,675,234	1,604,141
Treasury stock at cost—20,330,860 shares in 2015 and 20,189,989 shares in 2014.	(435,889)	(430,198)
Accumulated other comprehensive income, net of tax	13,555	4,237
Total stockholders’ equity (1)	2,938,763	2,856,111
TOTAL (1)	$29,906,835	$28,743,592

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects Accounting Standard Update ("ASU") 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data, shares in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$241,566	$261,571
Available-for-sale investment securities	10,184	12,276
Securities purchased under resale agreements	4,849	4,853
Investment in Federal Home Loan Bank and Federal Reserve Bank stock	1,236	1,871
Due from banks and short-term investments	5,426	5,602
Total interest and dividend income	263,261	286,173
INTEREST EXPENSE
Customer deposits	16,963	15,882
Federal Home Loan Bank advances	1,033	1,045
Securities sold under repurchase agreements	8,406	10,078
Long-term debt	1,142	1,202
Total interest expense	27,544	28,207
Net interest income before provision for loan losses	235,717	257,966
Provision for loan losses	4,987	6,933
Net interest income after provision for loan losses	230,730	251,033
NONINTEREST INCOME (LOSS)
Branch fees	9,384	9,446
Letters of credit fees and foreign exchange income	8,706	6,856
Ancillary loan fees	2,656	2,472
Wealth management fees	5,179	3,028
Derivative commission fee income	5,306	2,760
Changes in FDIC indemnification asset and receivable/payable	(8,422)	(53,634)
Net gains on sales of loans	9,551	6,196
Net gains on sales of available-for-sale investment securities	4,404	3,418
Other operating income	7,362	4,542
Total noninterest income (loss)	44,126	(14,916)
NONINTEREST EXPENSE
Compensation and employee benefits	64,253	59,277
Occupancy and equipment expense	15,443	15,851
Amortization of tax credit and other investments (1)	6,299	1,492
Amortization of premiums on deposits acquired	2,391	2,500
Deposit insurance premiums and regulatory assessments	5,656	5,702
Loan related expenses	2,340	2,575
Other real estate owned (income) expense	(1,026)	1,334
Legal expense	6,870	3,799
Data processing	2,617	8,200
Other operating expenses	23,187	19,224
Total noninterest expense (1)	128,030	119,954
INCOME BEFORE INCOME TAXES (1)	146,826	116,163
INCOME TAX EXPENSE (1)	46,799	41,992
NET INCOME (1)	$100,027	$74,171
EARNINGS PER SHARE (1)
BASIC (1)	$0.70	$0.52
DILUTED (1)	$0.69	$0.52
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	143,655	141,962
DILUTED	144,349	142,632
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.18

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (1)	$100,027	$74,171
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities	9,325	13,439
Net change in unrealized losses on other investments	(7)	(17)
Other comprehensive income	9,318	13,422
COMPREHENSIVE INCOME (1)	$109,345	$87,593

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid In Capital Common Stock	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2014 (1)	$163	$1,571,670	$1,362,278	$(537,279)	$(30,459)	$2,366,373
Net income (1)	—	—	74,171	—	—	74,171
Other comprehensive income	—	—	—	—	13,422	13,422
Stock compensation costs	—	3,180	—	—	—	3,180
Tax benefit from stock compensation plans, net	—	3,708	—	—	—	3,708
Issuance of 356,187 shares of common stock pursuant to various stock compensation plans and agreements	—	283	—	—	—	283
Cancellation of 7,233 shares of common stock due to forfeitures of issued restricted stock	—	127	—	(127)	—	—
195,291 shares of restricted stock surrendered due to employee tax liability	—	—	—	(7,074)	—	(7,074)
Common stock dividends	—	—	(25,950)	—	—	(25,950)
Issuance of 5,583,093 shares pursuant to MetroCorp acquisition	—	73,044	—	117,786	—	190,830
Warrant acquired pursuant to MetroCorp acquisition	—	4,855	—	—	—	4,855
BALANCE, MARCH 31, 2014 (1)	$163	$1,656,867	$1,410,499	$(426,694)	$(17,037)	$2,623,798
BALANCE, JANUARY 1, 2015 (1)	$164	$1,677,767	$1,604,141	$(430,198)	$4,237	$2,856,111
Net income	—	—	100,027	—	—	100,027
Other comprehensive income	—	—	—	—	9,318	9,318
Stock compensation costs	—	3,954	—	—	—	3,954
Tax benefit from stock compensation plans, net	—	3,145	—	—	—	3,145
Issuance of 379,191 shares of common stock pursuant to various stock compensation plans and agreements	—	833	—	—	—	833
140,871 shares of restricted stock surrendered due to employee tax liability	—	—	—	(5,691)	—	(5,691)
Common stock dividends	—	—	(28,934)	—	—	(28,934)
BALANCE, MARCH 31, 2015	$164	$1,685,699	$1,675,234	$(435,889)	$13,555	$2,938,763

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (1)	$100,027	$74,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	17,422	17,420
(Accretion) of discount and amortization of premiums, net	(18,600)	(56,020)
Changes in FDIC indemnification asset and receivable/payable	8,422	53,634
Stock compensation costs	3,954	3,180
Tax benefit from stock compensation plans, net	(3,145)	(3,708)
Provision for loan losses	4,987	6,933
Net gain on sales of available-for-sale investment securities, loans and other assets	(17,788)	(10,458)
Originations and purchases of loans held for sale	—	(60,492)
Proceeds from sales and paydowns/payoffs in loans held for sale	457	40,781
Net (payments to) proceeds from FDIC shared-loss agreements	(1,810)	4,139
Net change in accrued interest receivable and other assets (1)	5,980	41,713
Net change in accrued expenses and other liabilities	26,413	(63,610)
Other net operating activities	(781)	203
Total adjustments (1)	25,511	(26,285)
Net cash provided by operating activities	125,538	47,886
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash paid	—	138,465
Net (increase) decrease in:
Loans	(454,194)	(734,560)
Short-term investments	13,364	(65,793)
Securities purchased under resale agreements	(425,000)	100,000
Purchases of:
Available-for-sale investment securities	(517,477)	(138,149)
Loans receivable	(1,609)	(974)
Premises and equipment	(1,741)	—
Investments in qualified affordable housing partnerships, tax credit and other investments	(20,861)	(27,510)
Proceeds from sale of:
Available-for-sale investment securities	180,501	330,231
Loans receivable	679,775	134,150
Other real estate owned	4,513	4,986
Premises and equipment	4,345	—
Repayments, maturities and redemptions of available-for-sale investment securities	138,422	151,358
Redemption of Federal Home Loan Bank stock	2,636	12,930
Surrender of life insurance policies	156	14,769
Other net investing activities	(105)	(5,512)
Net cash used in investing activities	(397,275)	(85,609)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	1,154,059	1,096,290
Securities sold under repurchase agreements	—	(15,000)
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	833	283
Payment for:
Repayment of Federal Home Loan Bank advances	—	(10,000)
Repayment of long-term debt	(5,000)	(15,310)
Repurchase of vested shares due to employee tax liability	(5,691)	(7,074)
Cash dividends	(29,295)	(26,139)
Tax benefit from stock compensation plans, net	3,145	3,708
Net cash provided by financing activities	1,118,051	1,026,758
NET INCREASE IN CASH AND CASH EQUIVALENTS	846,314	989,035
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,039,885	895,820
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,886,199	$1,884,855
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,707	$27,803
Income tax payments, net of refunds	$18,458	$70,723
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	$820,473	$478,982
Transfers to other real estate owned	$3,828	$15,628
Issuance of stock related to acquisition	$—	$190,830

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

The consolidated financial statements in this Form 10-Q include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and balances have been eliminated in the consolidations. As of March 31, 2015, East West has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”), one of which was the result of the acquisition of MetroCorp Bancshares, Inc. (“MetroCorp”) during the first quarter of 2014, as discussed in Note 3 to the Company’s consolidated financial statements. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Trusts are not consolidated into the Company.

The interim consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry, are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of financial statements for the interim periods. Certain prior year balances and notes have been reclassified to conform to current period presentation. The Company restated prior period financial statements to reflect the impact of the retrospective application of Accounting Standards Update (“ASU”) 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. See Note 10 to the Company’s consolidated financial statements for details. The current period’s results of operations are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Events subsequent to the consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2014 Annual Report.

NOTE 2 —	CURRENT ACCOUNTING DEVELOPMENTS

New Accounting Pronouncements Adopted

In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the amortization expense in the income statement as a component of income tax expense. The Company adopted this guidance in the first quarter of 2015 with retrospective application to all periods presented. See Note 10 for details regarding this adoption.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs that would require a transfer of mortgage loans collateralized by residential real estate properties to other real estate owned (“OREO”). The guidance also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. The Company adopted this guidance in the first quarter 2015 with prospective application. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as this guidance was consistent with our prior practice. See Note 9 for details regarding this adoption.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate.  ASU 2014-09 establishes a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016 and is applied on either a modified retrospective or full retrospective basis. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis to improve targeted areas of the consolidation guidance and reduce the number of consolidation models. The Company may either apply the amendments retrospectively or use a modified retrospective approach. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The Company would apply the new guidance retrospectively to all prior periods. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

NOTE 3 —	BUSINESS COMBINATION

There were no business combinations during the quarter ended March 31, 2015.

On January 17, 2014, the Company completed the acquisition of MetroCorp, parent of MetroBank, N.A. and Metro United Bank. The purchase consideration was satisfied with two thirds East West stock and one third cash. The fair value of the consideration transferred in the acquisition of MetroCorp was $291.4 million, which consisted of 5,583,093 shares of East West common stock fair valued at $190.8 million at the date of acquisition and $89.4 million in cash, $2.4 million of additional cash to MetroCorp stock option holders and a MetroCorp warrant, fair valued at $8.8 million, assumed by the Company. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. At the acquisition date, the Company recorded total fair value of assets and liabilities acquired of $1.70 billion and $1.41 billion, respectively. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The Company recorded $121.0 million of goodwill at the MetroCorp acquisition date. During the fourth quarter of 2014, the Company recorded additional tax and BOLI adjustments of $10.3 million and $0.7 million, respectively related to the MetroCorp acquisition, resulting in an increase to goodwill to $132.0 million.

Refer to Note 2 — Business Combinations in Item 8 of the Company’s 2014 Form 10-K for additional details related to the MetroCorp acquisition.

NOTE 4 —	FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In determining the appropriate hierarchy levels, the Company performs an analysis of the assets and liabilities that are subject to fair value disclosure. These assets and liabilities are reported on the consolidated balance sheets at their fair values as of March 31, 2015 and December 31, 2014. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

The following tables present both financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of March 31, 2015
($ in thousands)	Fair Value Measurements March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$1,172,226	$1,172,226	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	411,966	—	411,966	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	95,235	—	95,235	—
Residential mortgage-backed securities	727,356	—	727,356	—
Municipal securities	191,246	—	191,246	—
Other residential mortgage-backed securities:
Investment grade	51,501	—	51,501	—
Corporate debt securities:
Investment grade	140,401	—	140,401	—
Non-investment grade	9,501	—	9,501	—
Other securities	41,653	32,477	9,176	—
Total available-for-sale investment securities	$2,841,085	$1,204,703	$1,636,382	$—

Derivative assets:
Foreign exchange options	$3,683	$—	$3,683	$—
Interest rate swaps and caps	$66,060	$—	$66,060	$—
Foreign exchange contracts	$13,340	$—	$13,340	$—
Derivative liabilities:
Interest rate swaps on certificates of deposits	$(6,370)	$—	$(6,370)	$—
Interest rate swaps and caps	$(66,914)	$—	$(66,914)	$—
Foreign exchange contracts	$(13,080)	$—	$(13,080)	$—
Embedded derivative liabilities	$(3,412)	$—	$—	$(3,412)

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2014
($ in thousands)	Fair Value Measurements December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$873,435	$873,435	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	311,024	—	311,024	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	141,420	—	141,420	—
Residential mortgage-backed securities	791,088	—	791,088	—
Municipal securities	250,448	—	250,448	—
Other residential mortgage-backed securities:
Investment grade	53,918	—	53,918	—
Other commercial mortgage-backed securities:
Investment grade	34,053	—	34,053	—
Corporate debt securities:
Investment grade	115,182	—	115,182	—
Non-investment grade	14,681	—	8,153	6,528
Other securities	41,116	32,105	9,011	—
Total available-for-sale investment securities	$2,626,365	$905,540	$1,714,297	$6,528

Derivative assets:
Foreign exchange options	$6,136	$—	$6,136	$—
Interest rate swaps and caps	$41,534	$—	$41,534	$—
Foreign exchange contracts	$8,123	$—	$8,123	$—
Derivative liabilities:
Interest rate swaps on certificates of deposits	$(9,922)	$—	$(9,922)	$—
Interest rate swaps and caps	$(41,779)	$—	$(41,779)	$—
Foreign exchange contracts	$(9,171)	$—	$(9,171)	$—
Embedded derivative liabilities	$(3,392)	$—	$—	$(3,392)

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. During the three months ended March 31, 2015, the Company transferred $1.1 million of assets measured on a recurring basis out of Level 3 into Level 2 due to increased market liquidity and price observability on certain pooled trust preferred securities. There were no transfers of assets measured on a recurring basis in and out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2014.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  The following tables present a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

	2015		2014
($ in thousands)	Corporate Debt Securities: Non-Investment Grade	Embedded Derivatives Liabilities	Corporate Debt Securities: Non-Investment Grade	Embedded Derivatives Liabilities
Beginning balance, January 1	$6,528	$(3,392)	$6,371	$(3,655)
Total gains or (losses) for the period:
Included in earnings (1)	960	(20)	—	257
Included in other comprehensive income (unrealized)(2)	922	—	434	—
Purchases, issues, sales, settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	(7,219)	—	—	—
Settlements	(98)	—	(88)	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3	(1,093)	—	—	—
Ending balance, March 31	$—	$(3,412)	$6,717	$(3,398)
Changes in unrealized losses included in earnings relating to assets and liabilities held at the end of March 31	$—	$20	$—	$(257)

(1)
Realized gains or losses of corporate debt securities and embedded derivative liabilities are included in net gains on sales of investment securities and other operating expense, respectively, in the consolidated statements of income.

(2)	Unrealized gains or losses on available-for-sale investment securities are reported in other comprehensive income, net of tax, in the consolidated statements of comprehensive income.

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets and liabilities measured on a recurring basis classified as Level 3 as of March 31, 2015 and December 31, 2014:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
March 31, 2015
Embedded derivative liabilities	$(3,412)	Discounted cash flow	Credit risk	0.03% - 0.07%	0.06%

December 31, 2014
Available-for-sale investment securities:
Corporate debt securities:
Non-investment grade	$6,528	Discounted cash flow	Constant prepayment rate	0.00% - 1.00%	0.73%
			Constant default rate	0.75% - 1.20%	0.87%
			Loss severity	85.00%	85.00%
			Discount margin	4.50% - 7.50%	6.94%
Embedded derivative liabilities	$(3,392)	Discounted cash flow	Credit risk	0.12% - 0.14%	0.13%

Assets measured at fair value on a nonrecurring basis using significant unobservable inputs include certain non-purchased credit impaired loans (“Non-PCI loans”) and OREO.  The inputs and assumptions for nonrecurring Level 3 fair value measurements include adjustments to external and internal appraisals for changes in the market, assumptions by appraiser embedded into appraisals, probability weighting of broker price opinions, and management’s adjustments for other relevant factors and market trends. See Note 9 for a detailed discussion of non-PCI loans.

The following tables present assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014:

	Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2015
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial Real Estate (“CRE”)	$13,648	$—	$—	$13,648
Commercial and Industrial (“C&I”)	11,356	—	—	11,356
Residential	14,306	—	—	14,306
Consumer	107	—	—	107
Total non-PCI impaired loans	$39,417	$—	$—	$39,417
OREO	$1,676	$—	$—	$1,676

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2014
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
CRE	$26,089	$—	$—	$26,089
C&I	16,581	—	—	16,581
Residential	25,034	—	—	25,034
Consumer	107	—	—	107
Total non-PCI impaired loans	$67,811	$—	$—	$67,811
OREO	$17,521	$—	$—	$17,521

The following table presents fair value adjustments of certain assets measured on a nonrecurring basis recognized during the three months ended and still held as of March 31, 2015 and 2014:

	Three Months Ended March 31,
($ in thousands)	2015	2014
Non-PCI impaired loans:
CRE	$841	$(464)
C&I	(2,470)	(6,530)
Residential	(239)	(365)
Consumer	—	—
Total non-PCI impaired loans	$(1,868)	$(7,359)
OREO	$(277)	$(526)

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of March 31, 2015 and December 31, 2014:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
March 31, 2015
Non-PCI impaired loans	$3,578	Discounted cash flow	Discount rate	0% - 86%	58%
	$35,839	Market comparables	Discount rate (1)	0% - 100%	7%
OREO	$1,676	Appraisal	Selling cost	8%	8%

December 31, 2014
Non-PCI impaired loans	$11,499	Discounted cash flow	Discount rate	0% - 81%	49%
	$56,312	Market comparables	Discount rate (1)	0% - 100%	4%
OREO	$17,521	Appraisal	Selling cost	8%	8%

(1)	Discount rate is adjusted for factors such as liquidation cost of collateral and selling costs.

The following tables present the carrying and fair values per the fair value hierarchy of certain financial instruments, excluding those measured at fair value on a recurring basis, as of March 31, 2015 and December 31, 2014:

	March 31, 2015
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$1,886,199	$1,886,199	$—	$—	$1,886,199
Short-term investments	$325,350	$—	$325,350	$—	$325,350
Securities purchased under resale agreements	$1,550,000	$—	$1,597,101	$—	$1,597,101
Loans held for sale	$196,111	$—	$196,111	$—	$196,111
Loans receivable, net	$21,116,931	$—	$—	$20,905,743	$20,905,743
Investment in Federal Home Loan Bank stock	$28,603	$—	$28,603	$—	$28,603
Investment in Federal Reserve Bank stock	$54,556	$—	$54,556	$—	$54,556
Accrued interest receivable	$86,186	$—	$86,186	$—	$86,186
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	$18,786,462	$—	$18,786,462	$—	$18,786,462
Time deposits	$6,376,371	$—	$—	$6,358,260	$6,358,260
Federal Home Loan Bank advances	$317,777	$—	$334,286	$—	$334,286
Securities sold under repurchase agreements	$695,000	$—	$751,270	$—	$751,270
Accrued interest payable	$12,141	$—	$12,141	$—	$12,141
Long-term debt	$220,905	$—	$207,906	$—	$207,906

	December 31, 2014
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$1,039,885	$1,039,885	$—	$—	$1,039,885
Short-term investments	$338,714	$—	$338,714	$—	$338,714
Securities purchased under resale agreements	$1,225,000	$—	$1,191,060	$—	$1,191,060
Loans held for sale	$45,950	$—	$45,950	$—	$45,950
Loans receivable, net	$21,468,270	$—	$—	$20,997,379	$20,997,379
Investment in Federal Home Loan Bank stock	$31,239	$—	$31,239	$—	$31,239
Investment in Federal Reserve Bank stock	$54,451	$—	$54,451	$—	$54,451
Accrued interest receivable	$88,303	$—	$88,303	$—	$88,303
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	$17,896,035	$—	$17,896,035	$—	$17,896,035
Time deposits	$6,112,739	$—	$—	$6,095,217	$6,095,217
Federal Home Loan Bank advances	$317,241	$—	$336,302	$—	$336,302
Securities sold under repurchase agreements	$795,000	$—	$870,434	$—	$870,434
Accrued interest payable	$11,303	$—	$11,303	$—	$11,303
Long-term debt	$225,848	$—	$205,777	$—	$205,777

The following is a description of the valuation methodologies and significant assumptions used in estimating fair value of financial instruments.

Cash and Cash Equivalents — The carrying amount approximates fair value due to the short-term nature of these instruments. Due to the short-term nature of these instruments, the estimated fair value is classified as Level 1.

Short-Term Investments — The fair value of short-term investments generally approximates their book value due to their short maturities.  Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Securities purchased under resale agreements (“Resale Agreements”) — Resale agreements with original maturities of 90 days or less are included in cash and cash equivalents.  The fair value of securities purchased under resale agreements with original maturities of more than 90 days is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.  Due to the observable nature of the inputs used in deriving the estimated fair values, these instruments are classified as Level 2.

Available-for-Sale Investment Securities — When available, the Company uses quoted market prices to determine the fair value of available-for-sale investment securities; such items are classified as Level 1.  Level 1 available-for-sale investment securities mainly include U.S. Treasury securities.  The fair values of other available-for-sale investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities, or by average of quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  The available-for-sale investment securities valued using such methods are classified as Level 2.

Loans Held for Sale — The Company’s loans held for sale are carried at the lower of cost or fair value. These loans are comprised of single-family and student loans.  The fair value of loans held for sale is derived from current market prices and comparative current sales. As such, the Company records any fair value adjustments on a nonrecurring basis. Loans held for sale are classified as Level 2.

Non-PCI Impaired Loans — The Company evaluates non-PCI impaired loans on a nonrecurring basis. The fair value of non-PCI impaired loans is measured using the market comparables technique. For CRE loans and C&I loans, the fair value is based on each loan’s observable market price or the fair value of the collateral less cost to sell, if the loan is collateral dependent. The fair value of collateral is based on third party appraisals or evaluations which are reviewed by the Company’s appraisal department. Updated appraisals and evaluations are obtained on a regular basis or at least annually. On a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate. For certain impaired loans, the Company utilizes the discounted cash flow approach and applies a discount rate derived from historical data. For impaired loans with an unpaid balance below a certain threshold, the Company applies historical loss rates to derive the fair value. The significant unobservable inputs used in the fair value measurement of non-PCI impaired loans are discount rates applied based on liquidation cost of collateral and selling costs. Non-PCI impaired loans are classified as Level 3.

Loans Receivable, net — The fair value of loans is determined based on a discounted cash flow approach considered for an exit price value. The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within any of the loan portfolios. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair value valuation of credit for such loans. Due to the unobservable nature of the inputs used in deriving the estimated fair values, these instruments are classified as Level 3.

OREO — The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans receivable, which are recorded at estimated fair value less the cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less the cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. Refer to the “Non-PCI Impaired Loans” section above for a detailed discussion on the Company’s policies and procedures related to appraisals and evaluations. The Company uses the market comparables valuation technique to measure the fair value of OREO properties. The significant unobservable input used is the selling cost. OREO properties are classified as Level 3.

Investment in Federal Home Loan Bank (“FHLB”) Stock and Federal Reserve Bank Stock — The carrying amounts of the Company’s investments in FHLB Stock and Federal Reserve Bank Stock approximate fair value. The valuation of these investments is classified as Level 2.  Ownership of these securities is restricted to member banks and the securities do not have a readily determinable fair value.  Purchases and sales of these securities are at par value.

Accrued Interest Receivable — The carrying amount approximates fair value due to the short-term nature of these instruments. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Foreign Exchange Options — The Company entered into foreign exchange option contracts with major investment firms in 2010. The settlement amount is determined based upon the performance of the Chinese currency Renminbi (“RMB”) relative to the U.S. Dollar (“USD”) over the 5-year term of the contracts. The performance amount is computed based on the average quarterly value of the RMB compared to the USD as compared to the initial value. The fair value of these derivative contracts is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the foreign exchange options as of March 31, 2015 and December 31, 2014. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of the option contracts is classified as Level 2.

Interest Rate Swaps and Caps — The Company enters into interest rate swap and cap contracts with institutional counterparties to hedge against interest rate swap and cap products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or cap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of interest rate swap and cap contracts is based on a discounted cash flow approach. The counterparty’s credit risk is considered in the valuation of interest rate swaps and caps as of March 31, 2015 and December 31, 2014. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps and caps is classified as Level 2.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations.  The Company also enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company assumes minimal foreign exchange rate risk as the contract with the customer and the contract with the institutional party mirror each other. The fair value is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts as of March 31, 2015 and December 31, 2014. The valuation of these contracts is classified as Level 2 due to the observable nature of the inputs used in deriving the fair value.

Customer Deposits — The carrying amount approximates fair value for demand and interest checking deposits, savings deposits, and certain money market deposits as the amounts are payable on demand as of the balance sheet date. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2. For time deposits, the fair value is based on the discounted value of contractual cash flows using the rates offered by the Company. Due to the unobservable nature of the inputs used in deriving the estimated fair values, time deposits are classified as Level 3.

FHLB Advances — The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for advances with similar remaining maturities at each reporting date. Due to the observable nature of the inputs used in deriving the estimated fair values, these instruments are classified as Level 2.

Securities under repurchase agreements (“Repurchase Agreements”) — For repurchase agreements with original maturities of 90 days or less, the carrying amount approximates fair value due to the short-term nature of these instruments. As of March 31, 2015 and December 31, 2014, all of the repurchase agreements were long-term in nature and the fair values of the repurchase agreements were calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates, and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair values, these instruments are classified as Level 2.

Accrued Interest Payable — The carrying amount approximates fair value due to the short-term nature of these instruments. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Long-Term Debt — The fair value of long-term debt is estimated by discounting the cash flows through maturity based on current market rates the Company would pay for new issuances. Due to the observable nature of the inputs used in deriving the estimated fair value, long-term debt is classified as Level 2.

Embedded Derivative Liabilities — During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against foreign exchange fluctuations in certain certificates of deposits available to its customers. These certificates of deposits have a term of 5 years and pay interest based on the performance of the RMB relative to the USD. Under ASC 815, a certificate of deposit that pays interest based on changes in foreign exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e., the certificate of deposit). The fair value of these embedded derivatives is based on the discounted cash flow approach. The liabilities are divided between the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion, the Company applied a risk premium comparable to an agency security risk premium. For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on the Company's institutional credit rating. Total credit valuation adjustments on derivative liabilities were nominal as of March 31, 2015 and December 31, 2014. Increases (decreases), if any, of those inputs in isolation would result in a lower (higher) fair value measurement.  The valuation of the embedded derivative liabilities falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

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

The Company issues stock options and restricted stock awards to employees under share-based compensation plans. During the three months ended March 31, 2015 and 2014, total compensation expense related to restricted stock awards reduced income before taxes by $4.0 million and $3.2 million, respectively. The net tax benefit recognized in equity for stock compensation plans was $3.1 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there were 3,050,063 shares available to be issued, subject to the Company’s current 1998 Stock Incentive Plan, as amended.

Stock Options — The Company issues fixed stock options to certain employees, officers, and directors. Stock options are issued at the current market price on the date of grant with a four-year vesting period and contractual term of seven years. The Company issues new shares upon the exercise of stock options. The Company did not issue any stock options during the three months ended March 31, 2015 and 2014.

The following table presents the activity for the Company’s stock options as of and for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	42,116	$20.75	—	$—
Granted	—	—	—	—
Exercised	(39,751)	21.09	—	—
Expired	—	—	—	—
Outstanding at end of period	2,365	$14.95	0.77 years	$60
Vested or expected to vest at end of period	2,365	$14.95	0.77 years	$60
Exercisable at end of period	2,365	$14.95	0.77 years	$60

The Company received $838 thousand and $283 thousand during the three months ended March 31, 2015 and 2014, respectively, in cash proceeds from stock option exercises. The intrinsic value of the options exercised was $693 thousand and $194 thousand for the three months ended March 31, 2015 and 2014, respectively. The net tax benefit recognized from stock option exercises was $291 thousand for the three months ended March 31, 2015 compared to $82 thousand for the three months ended March 31, 2014.

As of March 31, 2015, all stock options are fully vested and all compensation cost related to stock options has been recognized.

Restricted Stock Awards — In addition to stock options, the Company also grants restricted stock awards to directors, officers and employees. The restricted stock awards vest ratably in three years or cliff vest in three or five years of continued employment from the date of grant. Additionally, some of the restricted stock awards include a Company financial performance requirement for vesting. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock when the restrictions are released and the shares are issued. Restricted stock awards are forfeited if officers and employees terminate employment prior to the lapsing of restrictions or if established financial goals are not achieved. The Company records forfeitures of issued restricted stock as treasury share repurchases.

The following table presents a summary of the activity for the Company’s time-based and performance-based restricted stock awards as of March 31, 2015, including changes during the three months ended March 31, 2015:

	March 31, 2015
	Restricted Stock Awards
	Time-Based		Performance-Based
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of period	751,020	$30.61	518,553	$29.64
Granted	411,802	38.85	149,284	39.95
Vested	(207,495)	23.27	(144,445)	22.05
Forfeited	(13,119)	34.05	—	—
Outstanding at end of period	942,208	$35.78	523,392	$35.64

There were no restricted stock grants to outside directors during the three months ended March 31, 2015 and 2014.

Restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The weighted average fair values of time-based restricted stock awards granted during the three months ended March 31, 2015 and 2014 were $38.85 and $36.83, respectively. The weighted average fair value of performance-based restricted stock awards granted during the three months ended March 31, 2015 and 2014 were $39.95 and $36.85, respectively. The total fair value of time-based restricted stock awards vested during the three months ended March 31, 2015 and 2014 was $8.4 million and $14.6 million, respectively. The total fair value of performance-based restricted stock awards vested during the three months ended March 31, 2015 and 2014 were $5.8 million and $2.7 million, respectively.

As of March 31, 2015, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $29.3 million and $12.3 million, respectively. This cost is expected to be recognized over a weighted average period of 2.41 years and 2.29 years, respectively.

NOTE 6 —	SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND SOLD UNDER REPURCHASE AGREEMENTS

Resale agreements

Resale agreements are recorded at the amounts at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $1.85 billion and $1.43 billion as of March 31, 2015 and December 31, 2014, respectively. The weighted average interest rates were 1.42% and 1.55% as of March 31, 2015 and December 31, 2014, respectively.

Repurchase agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The collaterals for these agreements are mainly comprised of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $995.0 million as of March 31, 2015 and December 31, 2014. The weighted average interest rate was 3.70% as of March 31, 2015 and December 31, 2014.

Balance Sheet Offsetting

The Company’s resale agreements and repurchase agreements are transacted under legally enforceable master repurchase agreements that give the Company, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets repurchase and resale transactions with the same counterparty on the consolidated balance sheets where it has a legally enforceable master netting agreement and when the transactions are eligible for netting under ASC 210-20-45. Collateral pledged consists of securities which are not netted on the consolidated balance sheets against the related collateralized liability. Collateral accepted includes securities that are not recognized on the consolidated balance sheets. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions also may be sold or re-pledged by the secured party, but is usually delivered to and held by the third party trustees. The following tables present resale and repurchase agreements included on the consolidated balance sheets as of March 31, 2015 and December 31, 2014:

($ in thousands)	As of March 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments		Collateral Received		Net Amount
Resale agreements	$1,850,000	$(300,000)	$1,550,000	$(350,000)	(1)	$(1,195,203)	(2)	$4,797

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Repurchase agreements	$995,000	$(300,000)	$695,000	$(350,000)	(1)	$(345,000)	(3)	$—

($ in thousands)	As of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments		Collateral Received		Net Amount
Resale agreements	$1,425,000	$(200,000)	$1,225,000	$(425,000)	(1)	$(797,172)	(2)	$2,828

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Repurchase agreements	$995,000	$(200,000)	$795,000	$(425,000)	(1)	$(370,000)	(3)	$—

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

NOTE 7 —	AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and fair value by major categories of available-for-sale investment securities:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$1,162,801	$9,586	$(161)	$1,172,226
U.S. government agency and U.S. government sponsored enterprise debt securities	411,275	1,143	(452)	411,966
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	94,330	1,242	(337)	95,235
Residential mortgage-backed securities	717,693	11,274	(1,611)	727,356
Municipal securities	187,244	4,800	(798)	191,246
Other residential mortgage-backed securities:
Investment grade (1)	50,297	1,310	(106)	51,501
Corporate debt securities:
Investment grade (1)	141,140	—	(739)	140,401
Non-investment grade (1)	11,524	—	(2,023)	9,501
Other securities	41,543	436	(326)	41,653
Total available-for-sale investment securities	$2,817,847	$29,791	$(6,553)	$2,841,085
December 31, 2014
Available-for-sale investment securities:
U.S. Treasury securities	$873,101	$1,971	$(1,637)	$873,435
U.S. government agency and U.S. government sponsored enterprise debt securities	311,927	490	(1,393)	311,024
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	140,957	1,056	(593)	141,420
Residential mortgage-backed securities	785,412	9,754	(4,078)	791,088
Municipal securities	245,408	6,202	(1,162)	250,448
Other residential mortgage-backed securities:
Investment grade (1)	52,694	1,359	(135)	53,918
Other commercial mortgage-backed securities:
Investment grade (1)	34,000	53	—	34,053
Corporate debt securities:
Investment grade (1)	116,236	—	(1,054)	115,182
Non-investment grade (1)	17,881	—	(3,200)	14,681
Other securities	41,589	243	(716)	41,116
Total available-for-sale investment securities	$2,619,205	$21,128	$(13,968)	$2,626,365

(1)
Available-for-sale investment securities rated BBB- or higher by S&P or Baa3 or higher by Moody’s are considered investment grade. Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains, and gross realized losses related to the sales of available-for-sale investment securities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
($ in thousands)	2015	2014
Proceeds from sales	$180,501	$330,231
Gross realized gains	$4,404	$3,545
Gross realized losses	$—	$127	(1)
Related tax expense	$1,850	$1,436

(1)	The gross $127 thousand of losses resulted from the available-for-sale investment securities acquired from MetroCorp which were sold immediately after the acquisition closed.

Declines in the fair value of securities below their cost that are deemed to be an other-than-temporary impairment (“OTTI”) are recognized in earnings to the extent the impairment is related to credit losses. The following table presents a rollforward of the amounts related to the OTTI credit losses recognized in earnings for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
($ in thousands)	2015	2014
Beginning balance	$112,338	$115,511
Addition of OTTI that was not previously recognized	—	—
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	—	—
Reduction for securities sold	(5,650)	—
Ending balance	$106,688	$115,511

The Company believes that it is not more likely than not that the Company will be required to sell the securities above before recovery of their amortized cost basis. No OTTI credit losses were recognized for the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015, the Company realized a gain of $960 thousand from the sale of a non-investment grade corporate debt security with previously recognized OTTI credit losses of $5.7 million. There were no sale transactions related to non-investment grade investment securities with previously recognized OTTI credit losses for the three months ended March 31, 2014.

Unrealized Losses

The following tables present the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$61,684	$(37)	$50,860	$(124)	$112,544	$(161)
U.S. government agency and U.S. government sponsored enterprise debt securities	144,114	(383)	24,927	(69)	169,041	(452)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	14,119	(141)	13,541	(196)	27,660	(337)
Residential mortgage-backed securities	40,969	(97)	103,488	(1,514)	144,457	(1,611)
Municipal securities	26,905	(335)	15,783	(463)	42,688	(798)
Other residential mortgage-backed securities:
Investment grade	—	—	6,985	(106)	6,985	(106)
Corporate debt securities:
Investment grade	—	—	90,401	(739)	90,401	(739)
Non-investment grade	—	—	9,501	(2,023)	9,501	(2,023)
Other securities	8,674	(326)	—	—	8,674	(326)
Total available-for-sale investment securities	$296,465	$(1,319)	$315,486	$(5,234)	$611,951	$(6,553)

	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Available-for-sale investment securities:
U.S. Treasury securities	$170,260	$(266)	$163,800	$(1,371)	$334,060	$(1,637)
U.S. government agency and U.S. government sponsored enterprise debt securities	69,438	(504)	124,104	(889)	193,542	(1,393)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	45,405	(257)	16,169	(336)	61,574	(593)
Residential mortgage-backed securities	81,927	(270)	241,047	(3,808)	322,974	(4,078)
Municipal securities	6,391	(26)	61,107	(1,136)	67,498	(1,162)
Other residential mortgage-backed securities:
Investment grade	—	—	7,217	(135)	7,217	(135)
Corporate debt securities:
Investment grade	25,084	(12)	90,098	(1,042)	115,182	(1,054)
Non-investment grade	—	—	14,681	(3,200)	14,681	(3,200)
Other securities	15,885	(716)	—	—	15,885	(716)
Total available-for-sale investment securities	$414,390	$(2,051)	$718,223	$(11,917)	$1,132,613	$(13,968)

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

The majority of the total unrealized losses related to securities are related to non-investment grade corporate debt securities, residential agency mortgage-backed securities, and municipal securities. As of March 31, 2015, non-investment grade corporate debt securities, residential agency mortgage-backed securities, and municipal securities represented less than 1%, 26%, and 7%, respectively, of the total available-for-sale investment securities portfolio. As of December 31, 2014, non-investment grade corporate debt securities, residential agency mortgage-backed securities, and municipal securities represented 1%, 30%, and 10%, respectively, of the total available-for-sale investment securities portfolio. The unrealized losses on these securities were primarily attributed to yield curve movement, together with the widened liquidity spread and credit spread. The issuers of these securities have not, to the Company's knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

Management believes the impairments detailed in the tables of gross unrealized losses above are temporary and are not impaired due to reasons of credit quality. Accordingly, no impairment loss has been recorded in the Company’s consolidated statements of income for the three months ended March 31, 2015 and 2014.

Available-for-Sale Investment Securities Maturities

The following table presents the scheduled maturities of available-for-sale investment securities as of March 31, 2015:

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$435,764	$434,493
Due after one year through five years	1,275,954	1,289,312
Due after five years through ten years	311,367	311,157
Due after ten years	794,762	806,123
Total available-for-sale investment securities	$2,817,847	$2,841,085

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Available-for-sale investment securities with a par value of $1.88 billion and $1.93 billion were pledged to secure public deposits, FHLB advances, repurchase agreements, the Federal Reserve Bank's discount window, or for other purposes required or permitted by law as of March 31, 2015 and December 31, 2014, respectively.

NOTE 8 —	DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the total notional and fair values of the Company’s derivatives as of March 31, 2015 and December 31, 2014:

	Fair Values of Derivative Instruments
	March 31, 2015			December 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
($ in thousands)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit	$129,096	$—	$6,370	$132,667	$—	$9,922
Total derivatives designated as hedging instruments	$129,096	$—	$6,370	$132,667	$—	$9,922
Derivatives not designated as hedging instruments:
Foreign exchange options	$50,000	$3,683	$—	$85,614	$6,136	$—
Embedded derivative liabilities	47,794	—	3,412	47,838	—	3,392
Interest rate swaps and caps	5,204,760	66,060	66,914	4,858,391	41,534	41,779
Foreign exchange contracts	1,037,967	13,340	13,080	680,629	8,123	9,171
Total derivatives not designated as hedging instruments	$6,340,521	$83,083	$83,406	$5,672,472	$55,793	$54,342

(1)	Derivative assets are included in Other Assets. Derivative liabilities are included in Accrued Expenses and Other liabilities, and Deposits.

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

In the first quarter of 2015, the Company terminated $3.6 million of interest rate swaps on certificates of deposits, as a result of certificate of deposit repurchases. As of March 31, 2015 and December 31, 2014, the total notional amounts of interest rate swaps on certificates of deposits were $129.1 million and $132.7 million, respectively. The fair value liabilities of the interest rate swaps were $6.4 million and $9.9 million as of March 31, 2015 and December 31, 2014, respectively.

The following table presents the net gains (losses) recognized in the consolidated statements of income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
($ in thousands)	2015	2014
Gains (losses) recorded in interest expense
Recognized on interest rate swaps	$3,048	$2,704
Recognized on certificates of deposits	(2,695)	(2,937)
Net amount recognized on fair value hedges (ineffective portion)	$353	$(233)
Reduction in interest expense recognized on interest rate swaps	$920	$1,824

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

As of March 31, 2015 and December 31, 2014, the notional amounts of the foreign exchange options were $50.0 million and $85.6 million, respectively. As of both March 31, 2015 and December 31, 2014, the notional amounts of the embedded derivative liabilities were $47.8 million.  The fair values of the foreign exchange options and the embedded derivative liabilities amounted to a $3.7 million asset and a $3.4 million liability, respectively, as of March 31, 2015. The fair values of the foreign exchange options and embedded derivative liabilities amounted to a $6.1 million asset and a $3.4 million liability, respectively, as of December 31, 2014.

Interest Rate Swaps and Caps — The Company enters into interest rate derivatives including interest rate swaps and caps with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirror interest rate contracts with institutional counterparties.  As of March 31, 2015, the total notional amounts of interest rate swaps and caps, including mirror transactions with institutional counterparties and the Company’s customers totaled $2.60 billion each for derivatives that were in an asset and a liability valuation position. As of December 31, 2014, the total notional amounts of interest rate swaps and caps, including mirror transactions with institutional counterparties and the Company’s customers totaled $2.45 billion for derivatives that were in an asset valuation position and $2.40 billion for derivatives that were in a liability valuation position.

The fair values of interest rate swap and cap contracts with institutional counterparties and the Company’s customers amounted to a $66.1 million asset and a $66.9 million liability as of March 31, 2015. The fair values of interest rate swap and cap contracts with institutional counterparties and the Company’s customers amounted to a $41.5 million asset and a $41.8 million liability as of December 31, 2014.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange forward contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. As of March 31, 2015 and December 31, 2014, the notional amounts of short-term foreign exchange contracts were $1.04 billion and $680.6 million, respectively.  The fair values of the short-term foreign exchange contracts recorded were a $13.3 million asset and a $13.1 million liability as of March 31, 2015. The fair values of short-term foreign exchange contracts recorded were an $8.1 million asset and a $9.2 million liability as of December 31, 2014.

The following table presents the net gains (losses) recognized on the Company’s consolidated statements of income related to derivatives not designated as hedging instruments:

	Location in Consolidated Statements of Income	Three Months Ended March 31,
($ in thousands)		2015	2014
Derivatives not designated as hedging instruments:
Foreign exchange options	Foreign exchange income	$199	$(119)
Foreign exchange options with embedded derivatives	Other operating expense	(141)	1
Interest rate swaps and caps	Other operating income	(594)	(936)
Foreign exchange contracts	Foreign exchange income	1,308	(2,129)
Total net gains (losses)		$772	$(3,183)

Credit-Risk-Related Contingent Features — Certain over-the-counter (“OTC”) derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to downgrades in the credit rating of East West Bank to below investment grade. In the event that East West Bank’s credit rating is downgraded to below investment grade, no additional collateral would be required to be posted since the liabilities related to such contracts were fully collateralized as of March 31, 2015 and December 31, 2014.

Offsetting of Derivatives

The Company has entered into agreements with counterparty financial institutions, which include master netting agreements.  However, the Company has elected to account for all derivatives with counterparty institutions on a gross basis. The following tables present gross derivatives in the consolidated balance sheets and the respective collaterals received or pledged in the form of other financial instruments, which are generally marketable securities and/or cash. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown:

($ in thousands)	As of March 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$13,564	$—	$13,564	$(6,002)	(1)	$(6,480)	(2)	$1,082

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$79,890	$—	$79,890	$(6,002)	(1)	$(72,018)	(3)	$1,870

($ in thousands)	As of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$12,396	$—	$12,396	$(5,725)	(1)	$(3,463)	(2)	$3,208

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$56,505	$—	$56,505	$(5,725)	(1)	$(49,951)	(3)	$829

(1)	Represents the netting of derivative receivable and payable balance for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents $6.5 million and $3.5 million of cash collateral received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements as of March 31, 2015 and December 31, 2014, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $19.0 million and $12.8 million of cash collateral posted as of March 31, 2015 and December 31, 2014, respectively.

Refer to Note 4 for fair value measurement disclosures on derivatives.

NOTE 9 —	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as Non-PCI loans. PCI loans are accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that the Company would be unable to collect all contractually required payments. PCI loans consist of loans acquired with deteriorated quality from the United Commercial Bank (“UCB”) FDIC assisted acquisition on November 6, 2009, the Washington First International Bank (“WFIB”) FDIC assisted acquisition on June 11, 2010 and, to a lesser extent, a small portion of loans acquired from the MetroCorp acquisition on January 17, 2014. Refer to Note 3 — Business Combination, included in this report, for further details on the MetroCorp acquisition and Note 8 — Covered Assets and FDIC Indemnification Asset of the Company’s 2014 Form 10-K for additional details related to the WFIB and UCB acquisitions.

The following table presents the composition of the Company’s non-PCI and PCI loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
($ in thousands)	Non-PCI Loans	PCI Loans (1)	Total (1)	Non-PCI Loans	PCI Loans (1)	Total (1)
CRE:
Income Producing	$5,802,931	$652,246	$6,455,177	$5,568,046	$688,013	$6,256,059
Construction	358,118	9,342	367,460	319,843	12,444	332,287
Land	209,992	12,792	222,784	214,327	16,840	231,167
Total CRE	6,371,041	674,380	7,045,421	6,102,216	717,297	6,819,513
C&I:
Commercial business	6,799,149	72,301	6,871,450	7,097,853	83,336	7,181,189
Trade finance	844,090	5,224	849,314	889,728	6,284	896,012
Total C&I	7,643,239	77,525	7,720,764	7,987,581	89,620	8,077,201
Residential:
Single-family	3,298,775	214,019	3,512,794	3,647,262	219,519	3,866,781
Multifamily	1,240,359	244,066	1,484,425	1,184,017	265,891	1,449,908
Total residential	4,539,134	458,085	4,997,219	4,831,279	485,410	5,316,689
Consumer	1,584,168	27,996	1,612,164	1,483,956	29,786	1,513,742
Total loans	$20,137,582	$1,237,986	$21,375,568	$20,405,032	$1,322,113	$21,727,145
Unearned fees, premiums, and discounts, net	(899)	—	(899)	2,804	—	2,804
Allowance for loan losses	(257,095)	(643)	(257,738)	(260,965)	(714)	(261,679)
Loans, net	$19,879,588	$1,237,343	$21,116,931	$20,146,871	$1,321,399	$21,468,270

(1) Loans net of ASC 310-30 discount.

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

The Company’s residential single-family loans are primarily comprised of adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties. The Company’s ARM residential single-family loan programs generally have a one-year or three-year initial fixed period. The Company’s residential multifamily loans are primarily comprised of variable rate loans that have a six-month or three-year initial fixed period. As of March 31, 2015 and December 31, 2014, consumer loans were primarily composed of home equity lines of credit (“HELOCs”).

All loans originated are subject to the Company’s underwriting guidelines and loan origination standards. Management believes that the Company’s underwriting criteria and procedures adequately consider the unique risks which may come from these products. The Company conducts a variety of quality control procedures and periodic audits, including review of criteria for lending and legal requirements, to ensure it is in compliance with its origination standards.

As of March 31, 2015 and December 31, 2014, loans totaling $14.79 billion and $14.66 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the FHLB and the Federal Reserve Bank.

Credit Quality Indicators

All loans are subject to the Company’s internal and external credit review and monitoring. Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current payment performance/delinquency, current financial and liquidity status and all other relevant information.  For residential single-family loans, payment performance/delinquency is the driving indicator for the risk ratings.  However, the risk ratings remain the overall credit quality indicator for the Company as well as the credit quality indicator utilized for estimating the appropriate allowance for loan losses. The Company utilizes an eight grade risk rating system, where a higher grade represents a higher level of credit risk. The eight grade risk rating system can be generally classified by the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources.

Pass and Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risks that require monitoring, but full repayments are expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information indicates that the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in the borrowers' status and likelihood of loan repayment.

The following tables present the credit risk rating for non-PCI loans by portfolio segment as of March 31, 2015 and December 31, 2014:

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
March 31, 2015
CRE:
Income producing	$5,488,698	$56,245	$257,988	$—	$—	$5,802,931
Construction	353,799	703	3,616	—	—	358,118
Land	187,364	5,701	16,927	—	—	209,992
C&I:
Commercial business	6,573,081	93,302	132,286	426	54	6,799,149
Trade finance	788,864	19,726	35,500	—	—	844,090
Residential:
Single-family	3,277,085	3,595	18,095	—	—	3,298,775
Multifamily	1,162,798	4,906	72,655	—	—	1,240,359
Consumer	1,581,116	336	2,716	—	—	1,584,168
Total	$19,412,805	$184,514	$539,783	$426	$54	$20,137,582

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
December 31, 2014
CRE:
Income producing	$5,243,640	$54,673	$269,733	$—	$—	$5,568,046
Construction	310,259	11	9,573	—	—	319,843
Land	185,220	5,701	23,406	—	—	214,327
C&I:
Commercial business	6,836,914	130,319	130,032	533	55	7,097,853
Trade finance	845,889	13,031	30,808	—	—	889,728
Residential:
Single-family	3,627,491	3,143	16,628	—	—	3,647,262
Multifamily	1,095,982	5,124	82,911	—	—	1,184,017
Consumer	1,480,208	1,005	2,743	—	—	1,483,956
Total	$19,625,603	$213,007	$565,834	$533	$55	$20,405,032

The following tables present the credit risk rating for PCI loans by portfolio segment as of March 31, 2015 and December 31, 2014:

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
March 31, 2015
CRE:
Income producing	$517,827	$6,164	$128,255	$—	$652,246
Construction	585	1,739	7,018	—	9,342
Land	5,080	5,433	2,279	—	12,792
C&I:
Commercial business	62,858	997	8,446	—	72,301
Trade finance	3,535	—	1,689	—	5,224
Residential:
Single-family	208,238	745	5,036	—	214,019
Multifamily	211,060	—	33,006	—	244,066
Consumer	27,330	115	551	—	27,996
Total (1)	$1,036,513	$15,193	$186,280	$—	$1,237,986

(1) Loans net of ASC 310-30 discount.

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
December 31, 2014
CRE:
Income producing	$534,015	$9,960	$144,038	$—	$688,013
Construction	589	1,744	10,111	—	12,444
Land	7,012	5,391	4,437	—	16,840
C&I:
Commercial business	70,586	1,103	11,647	—	83,336
Trade finance	4,620	—	1,664	—	6,284
Residential:
Single-family	213,829	374	5,316	—	219,519
Multifamily	230,049	—	35,842	—	265,891
Consumer	29,026	116	644	—	29,786
Total (1)	$1,089,726	$18,688	$213,699	$—	$1,322,113

(1) Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

The following tables present the aging analysis on non-PCI loans as of March 31, 2015 and December 31, 2014:

($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
March 31, 2015
CRE:
Income producing	$9,699	$1,860	$11,559	$18,739	$11,011	$29,750	$5,761,622	$5,802,931
Construction	—	—	—	14	917	931	357,187	358,118
Land	—	—	—	214	2,386	2,600	207,392	209,992
C&I:
Commercial business	11,227	902	12,129	5,988	25,436	31,424	6,755,596	6,799,149
Trade finance	—	600	600	37	—	37	843,453	844,090
Residential:
Single-family	7,239	2,402	9,641	4,731	4,406	9,137	3,279,997	3,298,775
Multifamily	2,611	376	2,987	12,216	1,145	13,361	1,224,011	1,240,359
Consumer	883	2	885	166	374	540	1,582,743	1,584,168
Total	$31,659	$6,142	$37,801	$42,105	$45,675	$87,780	$20,012,001	$20,137,582
Unearned fees, premiums and discounts, net								(899)
Total recorded investment in non-PCI loans								$20,136,683

($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
December 31, 2014
CRE:
Income producing	$14,171	$3,593	$17,764	$19,348	$9,165	$28,513	$5,521,769	$5,568,046
Construction	—	—	—	15	6,898	6,913	312,930	319,843
Land	—	—	—	221	2,502	2,723	211,604	214,327
C&I:
Commercial business	3,187	4,361	7,548	6,623	21,813	28,436	7,061,869	7,097,853
Trade finance	—	—	—	73	292	365	889,363	889,728
Residential:
Single-family	6,381	1,294	7,675	2,861	5,764	8,625	3,630,962	3,647,262
Multifamily	4,425	507	4,932	12,460	8,359	20,819	1,158,266	1,184,017
Consumer	2,154	162	2,316	169	3,699	3,868	1,477,772	1,483,956
Total	$30,318	$9,917	$40,235	$41,770	$58,492	$100,262	$20,264,535	$20,405,032
Unearned fees, premiums and discounts, net								2,804
Total recorded investment in non-PCI loans								$20,407,836

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status, at which point interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Additionally, non-PCI loans that are not 90 or more days past due but have identified deficiencies are also placed on nonaccrual status. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management's assessment of the borrower’s ability to repay the loan.

PCI loans are excluded from the above aging analysis table as such loans continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms. $53.4 million and $63.4 million of PCI loans were on nonaccrual status as of March 31, 2015 and December 31, 2014, respectively.

Loans in Process of Foreclosure

As of March 31, 2015 and December 31, 2014, the Company had $16.7 million and $16.9 million, respectively, of recorded investment of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction, which were not included in OREO. Foreclosed residential real estate properties with carrying amount of $4.1 million were included in total net OREO of $32.7 million as of March 31, 2015. In comparison, foreclosed residential real estate properties with carrying amount of $3.5 million were included in total net OREO of $32.1 million as of December 31, 2014.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a below-market change in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B note balance is comprised of the A note balance only. A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, the loan is not impaired based on the terms specified by the restructuring agreement and has demonstrated a period of sustained performance under the modified terms. The Company had $2.3 million and $2.9 million of performing A/B notes as of March 31, 2015 and December 31, 2014, respectively.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the Company’s recovery. During the three months ended March 31, 2015, the Company restructured $833 thousand of CRE loans through principal and interest deferments, $164 thousand of C&I loans through principal deferments and $281 thousand of residential loans through principal deferments. During the three months ended March 31, 2014, the Company restructured $1.7 million of C&I loans through extensions, principal deferments, and other modified terms and $5.8 million of residential loans through extensions, rate reductions, principal deferments and other modified terms.

The following table presents the additions to non-PCI troubled debt restructurings during the three months ended March 31, 2015 and 2014:

	Loans Modified as TDRs During the Three Months Ended March 31,
	2015				2014
($ in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	1	$828	$833	$—	—	$—	$—	$—
C&I:
Commercial business	1	$167	$164	$(32)	5	$1,721	$1,691	$1,248
Residential:
Single-family	1	$281	$281	$(2)	3	$5,823	$5,804	$—

(1) Includes subsequent payments after modification and reflects the balance as of March 31, 2015 and 2014.
(2) The financial impact includes charge-offs and specific reserves recorded at modification date.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to have defaulted. There were no subsequent defaults during the three months ended March 31, 2015 for non-PCI loans that were modified as TDRs within the previous 12 months. Non-PCI loans that were modified as TDRs within the previous 12 months that have subsequently defaulted during the three months ended March 31, 2014 consisted of one CRE TDR contract with a recorded investment of $2.7 million and one C&I TDR contract with a recorded investment of $570 thousand.

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance has met or exceeded the modified terms. A loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments.

TDRs are included in the impaired loan quarterly valuation allowance process. See Allowance for Loan Losses and Impaired Loans sections below for complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of nonperforming TDRs, when the restructured loan is deemed to be uncollectible under modified terms and its fair value is less than the recorded investment in the loan, the deficiency is charged off against the allowance for loan losses. If the loan is a performing TDR, the deficiency is included in the specific reserves of the allowance for loan losses, as appropriate. The amount of additional funds committed to lend to borrowers whose terms have been modified was immaterial as of March 31, 2015 and December 31, 2014.

Impaired Loans

Impaired loans include non-PCI loans held for investment on nonaccrual status, regardless of the collateral coverage, and all non-PCI TDR loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the original contractual terms of the loan agreement. The Company’s loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories. Classified loans in the heterogeneous category are identified and evaluated for impairment on an individual basis. The Company considers loans individually reviewed to be impaired if, based on current information and events, it is probable the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. When the value of an impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged-off against the allowance for loan losses. Impaired loans exclude the homogenous consumer loan portfolio which is evaluated collectively for impairment.

The following tables present the non-PCI impaired loans as of March 31, 2015 and December 31, 2014:

($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
March 31, 2015
CRE:
Income producing	$50,389	$28,186	$15,001	$43,187	$1,399
Construction	916	916	—	916	—
Land	8,234	2,826	543	3,369	175
C&I:
Commercial business	43,289	10,815	28,186	39,001	17,886
Trade finance	223	—	216	216	20
Residential:
Single-family	16,767	7,007	8,404	15,411	413
Multifamily	29,262	20,200	6,594	26,794	279
Consumer	1,258	1,150	108	1,258	1
Total	$150,338	$71,100	$59,052	$130,152	$20,173

($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2014
CRE:
Income producing	$57,805	$34,399	$15,646	$50,045	$1,581
Construction	6,888	6,888	—	6,888	—
Land	13,291	2,838	5,622	8,460	1,906
C&I:
Commercial business	42,396	10,552	25,717	36,269	15,174
Trade finance	280	—	274	274	28
Residential:
Single-family	17,838	5,137	11,398	16,535	461
Multifamily	37,624	21,500	12,890	34,390	313
Consumer	1,259	1,151	108	1,259	1
Total	$177,381	$82,465	$71,655	$154,120	$19,464

The following table presents the average recorded investment and the amount of interest income recognized on non-PCI impaired loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
($ in thousands)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
CRE:
Income producing	$44,195	$141	$67,153	$325
Construction	3,902	—	6,888	—
Land	3,438	10	12,227	121
C&I:
Commercial business	39,310	202	43,726	207
Trade finance	245	3	637	4
Residential:
Single-family	15,423	68	17,100	50
Multifamily	26,987	203	36,369	205
Consumer	1,258	12	2,835	1
Total impaired non-PCI loans	$134,758	$639	$186,935	$913

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are generally reflected as a reduction of principal and not as interest income.

Allowance for Loan Losses

The allowance for loan losses on non-PCI loans consists of specific reserves and a general reserve. The Company’s non-PCI loans fall into heterogeneous and homogeneous categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserve. The general reserve is calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. The residential and CRE segments’ predominant risk characteristic are the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the total real estate loan concentration in those geographic areas. The C&I segment’s predominant risk characteristics are the global cash flows of the borrowers and guarantors and economic and market conditions. Consumer loans, excluding the student loan portfolio guaranteed by the U.S. Department of Education, are largely comprised of HELOCs for which the predominant risk characteristic is the real estate collateral securing the loans.

The Company also maintains an allowance for loan losses on PCI loans when there is deterioration in credit quality subsequent to acquisition. Based on the Company’s estimates of cash flows expected to be collected, the Company establishes an allowance for the PCI loans, with a charge to income through the provision for loan losses.  As of March 31, 2015, the Company has established an allowance of $643 thousand on $1.24 billion of PCI loans. As of December 31, 2014, an allowance of $714 thousand was established on $1.32 billion of PCI loans. The allowance balances for both periods were allocated mainly to the PCI CRE loan pools.

The Company’s methodology to determine the overall appropriateness of the allowance is based on a classification migration model and qualitative considerations. The migration model examines pools of loans having similar characteristics and analyzes their loss rates over a historical period. The Company assigns loss rates to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be entirely indicative of the actual or inherent loss potential. As such, the Company utilizes qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends and geographic concentrations. Qualitative and environmental factors are reflected as percentage adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance for each loan pool.

When determined uncollectible, it is the Company’s policy to promptly charge-off the difference in the outstanding loan balance and the fair value of the collateral or the discounted value of expected cash flows. Recoveries are recorded when payment is received on loans that were previously charged-off through the allowance for loan losses. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

The following tables present a summary of the activity in the allowance for loan losses on non-PCI loans, by portfolio segment, and PCI loans for the three months ended March 31, 2015 and 2014:

	Non-PCI Loans
($ in thousands)	CRE	C&I	Residential	Consumer	Unallocated	Total	PCI Loans	Total
Three Months Ended March 31, 2015
Beginning balance	$72,263	$134,598	$43,856	$10,248	$—	$260,965	$714	$261,679
(Reversal of) provision for loans losses	(2,333)	5,378	(1,571)	664	2,920	5,058	(71)	4,987
Provision allocation for unfunded loan commitments and letters of credit	—	—	—	—	(2,920)	(2,920)	—	(2,920)
Charge-offs	(1,002)	(6,589)	(746)	(463)	—	(8,800)	—	(8,800)
Recoveries	812	527	1,451	2	—	2,792	—	2,792
Net (charge-offs)/recoveries	(190)	(6,062)	705	(461)	—	(6,008)	—	(6,008)
Ending balance	$69,740	$133,914	$42,990	$10,451	$—	$257,095	$643	$257,738
Ending balance allocated to:
Individually evaluated for impairment	$1,574	$17,906	$692	$1	$—	$20,173	$—	$20,173
Collectively evaluated for impairment	68,166	116,008	42,298	10,450	—	236,922	—	236,922
Acquired with deteriorated credit quality	—	—	—	—	—	—	643	643
Ending balance	$69,740	$133,914	$42,990	$10,451	$—	$257,095	$643	$257,738

	Non-PCI Loans
($ in thousands)	CRE	C&I	Residential	Consumer	Unallocated	Total	PCI Loans	Total
Three Months Ended March 31, 2014
Beginning balance	$70,154	$115,184	$50,716	$11,352	$—	$247,406	$2,269	$249,675
(Reversal of) provision for loans losses	(7,036)	16,592	(2,575)	(196)	215	7,000	(67)	6,933
Provision allocation for unfunded loan commitments and letters of credit	—	—	—	—	(215)	(215)	—	(215)
Charge-offs	(319)	(5,531)	(283)	(3)	—	(6,136)	—	(6,136)
Recoveries	828	911	137	3	—	1,879	—	1,879
Net recoveries/(charge-offs)	509	(4,620)	(146)	—	—	(4,257)	—	(4,257)
Ending balance	$63,627	$127,156	$47,995	$11,156	$—	$249,934	$2,202	$252,136
Ending balance allocated to:
Individually evaluated for impairment	$8,375	$16,490	$1,853	$—	$—	$26,718	$—	$26,718
Collectively evaluated for impairment	55,252	110,666	46,142	11,156	—	223,216	—	223,216
Acquired with deteriorated credit quality	—	—	—	—	—	—	2,202	2,202
Ending balance	$63,627	$127,156	$47,995	$11,156	$—	$249,934	$2,202	$252,136

The following tables present the Company’s recorded investments in total loans as of March 31, 2015 and December 31, 2014 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology:

($ in thousands)	CRE	C&I	Residential	Consumer	Total
As of March 31, 2015
Individually evaluated for impairment	$47,472	$39,217	$42,205	$1,258	$130,152
Collectively evaluated for impairment	6,323,569	7,604,022	4,496,929	1,582,910	20,007,430
Acquired with deteriorated credit quality (1)	674,380	77,525	458,085	27,996	1,237,986
Ending Balance	$7,045,421	$7,720,764	$4,997,219	$1,612,164	$21,375,568

(1) Loans net of ASC 310-30 discount.

($ in thousands)	CRE	C&I	Residential	Consumer	Total
As of December 31, 2014
Individually evaluated for impairment	$65,393	$36,543	$50,925	$1,259	$154,120
Collectively evaluated for impairment	6,036,823	7,951,038	4,780,354	1,482,697	20,250,912
Acquired with deteriorated credit quality (1)	717,297	89,620	485,410	29,786	1,322,113
Ending Balance	$6,819,513	$8,077,201	$5,316,689	$1,513,742	$21,727,145

(1) Loans net of ASC 310-30 discount.

Allowance for Unfunded Loan Commitments, Off-Balance Sheet Credit Exposures and Recourse Provisions

The allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. Refer to Note 12 — Commitments and Contingencies for additional information.

PCI loans

As of the respective acquisition dates, PCI loans were pooled and accounted for at fair value, which represents the discounted value of the expected cash flows of the loan portfolio. The nonaccretable difference represents the Company’s estimate of the expected credit losses, which was considered in determining the fair value of the loans as of the respective acquisition dates. In estimating the nonaccretable difference, the Company (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans.

Covered assets consist of loans receivable and OREO that were acquired in the WFIB acquisition on June 11, 2010 and in the UCB acquisition on November 6, 2009 for which the Company entered into shared-loss agreements with the FDIC. Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Company 80% of eligible losses for both UCB and WFIB with respect to covered assets. For the UCB covered assets, the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The shared-loss coverage of the UCB commercial loans ended after December 31, 2014. The shared-loss coverage of the WFIB commercial loans will extend through June 30, 2015. The shared-loss coverage for both UCB and WFIB residential loans will extend through November 30, 2019 and June 30, 2020, respectively. Refer to Note 8 — Covered Assets and FDIC Indemnification Asset of the Company’s 2014 Form 10-K for additional details related to the shared-loss agreements. Of the total $1.24 billion PCI loans as of March 31, 2015, $311.6 million were covered under shared-loss agreements. Of the total $1.32 billion PCI loans as of December 31, 2014, $1.23 billion were covered under shared-loss agreements. As of March 31, 2015 and December 31, 2014, $354.4 million and $1.48 billion of total loans were covered under shared-loss agreements, respectively.

The following table presents the changes in the accretable yield for the PCI loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
($ in thousands)	2015	2014
Beginning balance	$311,688	$461,545
Additions	—	6,745
Accretion	(30,569)	(61,946)
Changes in expected cash flows	12,036	24,112
Ending balance	$293,155	$430,456

FDIC Indemnification Asset/Net Payable to FDIC

The Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset. Due to continued payoffs and improved credit performance of the covered portfolio as compared to the Company’s original estimates, the expected reimbursement from the FDIC under the shared-loss agreements has decreased and a net payable to the FDIC has been recorded. In prior years, due to the estimated losses from the covered portfolio and the corresponding expected payments from the FDIC, the Company recorded an FDIC indemnification asset. As of March 31, 2015, a net payable to the FDIC of $101.4 million is included in accrued expenses and other liabilities on the consolidated balance sheet. In comparison, as of March 31, 2014, the Company recorded a net FDIC indemnification asset of $27.6 million, which is included in other assets on the consolidated balance sheet.

The following table presents a summary of the FDIC indemnification asset/net payable to the FDIC for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
($ in thousands)	2015	2014
Beginning balance	$(96,106)	$74,708
Amortization	(1,542)	(28,490)
Reductions (1)	(649)	(11,842)
Estimate of FDIC repayment (2)	(3,114)	(6,824)
Ending balance	$(101,411)	$27,552

(1)	Reductions relate to charge-offs, partial prepayments, loan payoffs and loan sales which result in a corresponding reduction of the indemnification asset.

(2)	This represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC shared-loss agreements, due to lower thresholds of losses.

Loans Held for Sale

Loans held for sale were $196.1 million and $46.0 million as of March 31, 2015 and December 31, 2014, respectively. Loans held for sale are recorded at the lower of cost or fair value.  Fair value is derived from current market prices.  $820.5 million and $479.0 million of net loans receivable were reclassified from loans held-for-investment to loans held for sale during the three months ended March 31, 2015 and 2014, respectively. Loans transferred were primarily comprised of C&I and residential single-family loans for the three months ended March 31, 2015. In comparison, loans transferred were primarily comprised of student loans for the three months ended March 31, 2014. These loans were purchased by the Company with the original intent to be held for investment. However, subsequent to the purchase, the Company’s intent for these loans changed and they were consequently reclassified to loans held for sale. The Company recorded $1.7 million in write-downs related to loans transferred from loans held-for-investment to loans held for sale to allowance for loan losses for the three months ended March 31, 2015. There were no write-downs recorded on loans transferred from loans held-for-investment to loans held for sale for the three months ended March 31, 2014.

Proceeds from total loans sold were $679.8 million, resulting in net gains of $9.6 million for the three months ended March 31, 2015. Loans sold during the first quarter of 2015 comprised of C&I, residential single-family and consumer loans. In comparison, proceeds from total loans sold were $183.6 million, resulting in net gains of $6.2 million during the three months ended March 31, 2014. Loans sold during the first quarter of 2014 were comprised of student and C&I loans.

NOTE 10 —	INVESTMENTS IN QUALIFIED AFFORDABLE HOUSING PARTNERSHIPS, NET, TAX CREDIT AND OTHER INVESTMENTS

The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes.  The Company invests in certain affordable housing limited partnerships that qualify for CRA credits. Such limited partnerships are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. In addition to affordable housing limited partnerships, the Company invests in new market tax credit projects that qualify for CRA credits. The Company also invests in eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, while the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

Investments in qualified affordable housing partnership, net

As discussed in Note 2, the Company adopted ASU 2014-01 on January 1, 2015 with retrospective application to all periods presented. Prior to adopting ASU 2014-01, the Company applied the equity method or the cost method of accounting depending on the ownership percentage and the influence the Company has on these limited partnerships. The amortization of the investments in affordable housing limited partnerships was previously presented under Noninterest Expense. Under the proportional amortization method, the Company now amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the amortization in the income statement as a component of income tax expense.

The following tables present the impact of the new accounting guidance on the consolidated balance sheet and statement of income as of the periods indicated:

	December 31, 2014
($ in thousands)	As Previously Reported	As Revised
Consolidated Balance Sheet:
Investment in qualified affordable housing partnerships, net	$178,652	$178,962
Other assets — Deferred tax assets	$384,367	$389,601
Retained earnings	$1,598,598	$1,604,141

	Three Months Ended March 31, 2014
($ in thousands)	As Previously Reported	As Revised
Consolidated Statement of Income:
Noninterest expense — Amortization of tax credit and other investments	$5,964	$1,492
Income before taxes	$111,690	$116,163
Provision for income taxes	$34,949	$41,992
Net income	$76,741	$74,171
Earnings per share
Basic	$0.54	$0.52
Diluted	$0.54	$0.52

The following table presents the balances of the Company’s investments in qualified affordable housing partnerships, net and related unfunded commitments as of March 31, 2015 and December 31, 2014:

($ in thousands)	March 31, 2015	December 31, 2014
Investment in qualified affordable housing partnerships, net	$182,719	$178,962
Accrued expenses and other liabilities — Unfunded commitments	$50,884	$43,311

The following table presents other information related to the Company’s investments in qualified affordable housing partnerships, net for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2015	2014
Tax credits and other tax benefits recognized	$8,775	$7,792
Amortization expense included in provision for income taxes	$6,244	$5,357

Investments in tax credit and other investments

Investments in tax credit and other investments were $117.0 million and $110.1 million as of March 31, 2015 and December 31, 2014, respectively, and were included in other assets on the consolidated balance sheets. The Company is not the primary beneficiary in these partnerships and, therefore is not required to consolidate its investments in tax credit and other investments on the consolidated financial statements. Depending on the ownership percentage and the influence the Company has on a limited partnership, the Company applies either the equity or cost method of accounting. Total unfunded commitments for these investments of $66.2 million and $71.4 million as of March 31, 2015 and December 31, 2014, respectively, were included in Accrued Expenses and Other Liabilities. Amortization of tax credit and other investments was $6.3 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 11 —	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of both March 31, 2015 and December 31, 2014, the carrying amount of goodwill was $469.4 million.

Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's reporting units are equivalent to the Company's operating segments. For additional information regarding the Company's operating segments, refer to Note 14 - Business Segments, presented elsewhere in this report. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

The Company performed its annual impairment test as of December 31, 2014 and determined that there was no goodwill impairment as of December 31, 2014 as the fair values of all reporting units exceeded the then current carrying amounts of the goodwill. There were no triggering events during the quarter ended March 31, 2015 and therefore no additional goodwill impairment test was performed. No assurance can be given that goodwill will not be written down in future periods. Refer to Note 11 — Goodwill and other Intangible Assets in Item 8 of the Company’s 2014 Form 10-K for additional details related to the Company's annual goodwill impairment analysis.

Premiums on Acquired Deposits

Premiums on acquired deposits represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of both March 31, 2015 and December 31, 2014, the gross carrying amount of premiums on acquired deposits was $108.8 million. The related accumulated amortization totaled $65.9 million and $63.5 million, as of March 31, 2015 and December 31, 2014, respectively.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $2.4 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. The Company did not record any impairment write-downs on deposit premiums for the three months ended March 31, 2015 and 2014.

The following table presents the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Estimated Amortization Expense of Premiums on Acquired Deposits	Amount
($ in thousands)
Nine months ending December 31, 2015	$6,842
Year ending December 31, 2016	8,086
Year ending December 31, 2017	6,935
Year ending December 31, 2018	5,883
Year ending December 31, 2019	4,864
Thereafter	10,307
Total	$42,917

NOTE 12 —	COMMITMENTS AND CONTINGENCIES

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

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. As of March 31, 2015 and December 31, 2014, undisbursed loan commitments amounted to $3.71 billion and $3.87 billion, respectively. As of March 31, 2015 and December 31, 2014 all undisbursed loan commitments were for loans held for investment.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while standby letters of credit (“SBLCs”) are issued to make payments on behalf of customers when certain specified future events occur. As of March 31, 2015 and December 31, 2014, commercial letters of credit and SBLCs totaled $1.44 billion and $1.25 billion, respectively. The Company issues SBLCs and financial guarantees to support the obligations of its customers to beneficiaries. Based on historical trends, the probability that it will have to make payments under SBLCs is low. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of the customer as well as its SBLCs exposure. If the customer fails to perform the specified obligation to the beneficiary, the beneficiary may draw upon the SBLCs by presenting documents that are in compliance with the letter of credit terms. In that event, the Company either repays the money borrowed or advanced, makes payment on account of the indebtedness of the customer or makes payment on account of the default by the customer in the performance of an obligation, to the beneficiary up to the full notional amount of the SBLCs. The customer is obligated to reimburse the Company for any such payment. If the customer fails to pay, the Company would, as applicable, liquidate collateral and/or offset accounts.

Credit card lines are unsecured commitments that are not legally binding. Management reviews credit card lines at least annually and, upon evaluation of the customers’ creditworthiness, the Bank has the right to terminate or change certain terms of the credit card lines.

The Company uses the same credit policies in making commitments and conditional obligations as in extending loan facilities to customers. It evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

As of March 31, 2015 and December 31, 2014, the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provision amounted to $15.6 million and $12.7 million, respectively. These amounts were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Guarantees — The Company has sold or securitized loans with recourse in the ordinary course of business. For loans that have been sold or securitized with recourse, the recourse component is considered a guarantee. As such, the Company is committed to stand ready to perform if the loan defaults and to make payments to remedy the default. As of March 31, 2015, the maximum potential future payment, which is generally the unpaid principal balance of total loans sold or securitized with recourse amounted to $237.7 million and was comprised of $34.3 million in single-family loans with full recourse and $203.4 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $249.8 million as of December 31, 2014, and was comprised of $35.5 million in single-family loans with full recourse and $214.3 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $673 thousand and $2.2 million as of March 31, 2015 and December 31, 2014, respectively, and were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company continues to experience minimal losses from the single-family and multifamily loan portfolios sold or securitized with recourse.

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

On September 8, 2014, a jury in the case titled “F&F, LLC and 618 Investment, Inc. v. East West Bank,” Superior Court of the State of California for the County of Los Angeles, Case No. BC462714, delivered a verdict in favor of plaintiff F&F, LLC, which was adjusted downward by the court on December 18, 2014 to the amount of $36.6 million.  The case is being appealed.  As of March 31, 2015, a litigation accrual of $32.6 million has been recorded.

NOTE 13 —	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

MetroCorp Acquisition — On January 17, 2014, the Company completed the acquisition of MetroCorp. The final consideration included 5,583,093 shares of East West common stock, $89.4 million of cash, $2.4 million of additional cash to MetroCorp stock option holders and a MetroCorp warrant, fair valued at $8.8 million, assumed by the Company.  Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock.  At acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock. The warrant has not been exercised as of March 31, 2015.

Stock Repurchase Program — On July 17, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company did not repurchase any shares under this program during the three months ended March 31, 2015 and 2014.

Quarterly Dividends — On January 21, 2015, dividends for the Company’s common stock were declared for the first quarter of 2015 in the amount of $0.20 per share and paid on February 17, 2015 to stockholders of record on February 2, 2015. This represents an increase of $0.02 per share, or an 11% increase from the prior quarterly dividend of $0.18 per share. Cash dividends totaling $28.9 million and $25.9 million were paid to the Company's common shareholders during the three months ended March 31, 2015 and 2014, respectively.

Earnings Per Share (“EPS”) — Certain of the Company’s instruments containing rights to nonforfeitable dividends granted in stock-based payment transactions are considered participating securities prior to vesting and, therefore, have been included in the earnings allocations in computing basic and diluted EPS under the two-class method. Basic EPS was computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of common shares outstanding during each period. The computation of diluted EPS reflects the additional dilutive effect of common stock equivalents such as stock options, unvested restricted stock units and warrants.

The following tables present earnings per share calculations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
($ in thousands, except per share data)	Net Income	Number of Shares	Per Share Amounts
Net income	$100,027
Less:
Earnings allocated to participating securities	(3)
Basic EPS — income allocated to common stockholders	$100,024	143,655	$0.70
Effect of dilutive securities:
Stock options	—	6
Restricted stock units	106	533
Warrants	—	155
Diluted EPS — income allocated to common stockholders	$100,130	144,349	$0.69

	Three Months Ended March 31, 2014
($ in thousands, except per share data)	Net Income	Number of Shares	Per Share Amounts
Net income (1)	$74,171
Less:
Earnings allocated to participating securities	(160)
Basic EPS — income allocated to common stockholders (1)	$74,011	141,962	$0.52
Effect of dilutive securities:
Stock options	—	79
Restricted stock units	80	447
Warrants	—	144
Diluted EPS — income allocated to common stockholders(1)	$74,091	142,632	$0.52

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company's investments in qualified affordable housing projects ASU 2014-01. See note 10 of the Notes to Consolidated Financial Statements for additional information.

The following table presents the weighted-average stock options outstanding and restricted stock units for the three months ended March 31, 2015 and 2014, respectively, that were anti-dilutive, and therefore not included in the computation of diluted EPS:

	Three Months Ended March 31,
(In thousands)	2015	2014
Stock options	—	81
Restricted stock units	170	168

Accumulated Other Comprehensive Income (Loss) — As of March 31, 2015, total accumulated other comprehensive income was $13.6 million which included net unrealized gains on available-for-sale securities of $13.5 million and net unrealized gains on other investments of $54 thousand. As of December 31, 2014, total accumulated other comprehensive income was $4.2 million which consisted of net unrealized gains on available-for-sale securities of $4.2 million and unrealized gains on other investments of $61 thousand.

The accumulated other comprehensive income (loss) balances were as follows:

	Three Months Ended March 31,
	2015			2014
($ in thousands)	Available-for-Sale Investment Securities	Other Investments	Accumulated Other Comprehensive Income	Available-for-Sale Investment Securities	Other Investments	Accumulated Other Comprehensive (Loss) Income
Balance, beginning of the period	$4,176	$61	$4,237	$(30,538)	$79	$(30,459)
Net unrealized gains (losses) arising during period	11,879	(7)	11,872	15,422	(17)	15,405
Less: reclassification adjustment for gains included in net income	(2,554)	—	(2,554)	(1,983)	—	(1,983)
Net unrealized gains (losses)	9,325	(7)	9,318	13,439	(17)	13,422
Balance, end of the period	$13,501	$54	$13,555	$(17,099)	$62	$(17,037)

The components of other comprehensive income (loss), reclassifications to net income by income statement line item and the related tax effects were as follows:

	Three Months Ended March 31,
	2015			2014
($ in thousands)	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount
Unrealized gains on available-for-sale investment securities :
Net unrealized gains arising during period	$20,482	$(8,603)	$11,879	$26,590	$(11,168)	$15,422
Less: reclassification adjustment for gains included in net income (1)	(4,404)	1,850	(2,554)	(3,418)	1,435	(1,983)
Net unrealized gains	16,078	(6,753)	9,325	23,172	(9,733)	13,439
Unrealized losses on other investments:
Net unrealized losses arising during period	(12)	5	(7)	(29)	12	(17)
Less: reclassification adjustment for (gains) losses included in income	—	—	—	—	—	—
Net unrealized losses	(12)	5	(7)	(29)	12	(17)
Other comprehensive income	$16,066	$(6,748)	$9,318	$23,143	$(9,721)	$13,422

(1)	The pretax amount is reported in net gains on sales of available-for-sale investment securities in the consolidated statements of income.

NOTE 14 —	BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company. The Company has identified three operating segments for purposes of management reporting: (1) Retail Banking; (2) Commercial Banking; and (3) Other. These three business divisions meet the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incurs expenses, its operating results are regularly reviewed by the Company’s chief operating decision-maker to render decisions about resources to be allocated to the segment and assess its performance, and discrete financial information is available.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes CRE, primarily generates commercial loans through the commercial lending offices located in the Bank’s production offices. Furthermore, the Company’s Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including treasury activities and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Interest income	$87,446	$158,786	$17,029	$263,261
Charge for funds used	(23,298)	(37,351)	(9,445)	(70,094)
Interest spread on funds used	64,148	121,435	7,584	193,167
Interest expense	(12,224)	(4,263)	(11,057)	(27,544)
Credit on funds provided	57,668	8,016	4,410	70,094
Interest spread on funds provided	45,444	3,753	(6,647)	42,550
Net interest income	$109,592	$125,188	$937	$235,717
Provision for loan losses	$731	$4,256	$—	$4,987
Depreciation, amortization and accretion (1)	$1,682	$(10,477)	$12,922	$4,127
Goodwill	$357,207	$112,226	$—	$469,433
Segment pre-tax profit	$52,935	$93,175	$716	$146,826
Segment assets	$7,540,501	$15,491,368	$6,874,966	$29,906,835

	Three Months Ended March 31, 2014
($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Interest income	$98,724	$169,076	$18,373	$286,173
Charge for funds used	(16,045)	(21,328)	(23,123)	(60,496)
Interest spread on funds used	82,679	147,748	(4,750)	225,677
Interest expense	(11,711)	(3,280)	(13,216)	(28,207)
Credit on funds provided	48,193	8,436	3,867	60,496
Interest spread on funds provided	36,482	5,156	(9,349)	32,289
Net interest income (loss)	$119,161	$152,904	$(14,099)	$257,966
Provision for loan losses	$2,652	$4,281	$—	$6,933
Depreciation, amortization and accretion (1) (2)	$2,571	$(3,328)	$9,821	$9,064
Goodwill	$354,163	$104,304	$—	$458,467
Segment pre-tax profit (loss) (2)	$52,170	$86,931	$(22,938)	$116,163
Segment assets (2)	$7,877,996	$13,661,149	$5,861,459	$27,400,604

(1)	Includes amortization and accretion related to the FDIC indemnification asset.

(2)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company's investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

NOTE 15 —	SUBSEQUENT EVENTS

Dividend Payout

In April 2015, the Company’s Board of Directors declared a quarterly dividend of $0.20 per share on the Company’s common stock payable on or about May 15, 2015 to shareholders of record as of May 1, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. and its wholly-owned subsidiaries, (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”, “we”, or “our”), and its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s financial condition and the results of operations. Prior periods were restated to reflect the retrospective application of adopting Accounting Standard Update (“ASU”) 2014-01, the new accounting guidance related to the Company’s investments in qualified affordable housing projects. See Note 10 of the Notes to Consolidated Financial Statements for additional information. This discussion and analysis should be read in conjunction with the Company’s 2014 Annual Report, and the Consolidated Financial Statements and accompanying notes presented elsewhere in this report.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. The financial information contained within the consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In addition, certain accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. The Company has established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

The following is a list of the more judgmental and complex accounting estimates and principles:

•	fair valuation of financial instruments;

•	available-for-sale investment securities;

•	purchased credit impaired loans (“PCI loans”)

•	allowance for loan losses;

•	goodwill impairment;

•	income taxes; and

•	share-based compensation.

In each area, the Company has identified the variables most important in the estimation process. The Company has used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from the Company’s estimates and future changes in the key variables could change future valuations and impact the results of operations.

The Company’s significant accounting policies are described in greater detail in the Company’s 2014 Annual Report in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies,” which are essential to understanding the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Accounting Pronouncements Adopted

In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the amortization expense in the income statement as a component of income tax expense. The Company adopted this guidance in the first quarter of 2015 with retrospective application to all periods presented. See Note 10 in the consolidated financial statements for details regarding this adoption.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in-substance repossession or foreclosure occurs that would require a transfer of mortgage loans collateralized by residential real estate properties to other real estate owned (“OREO”). The guidance also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. The Company adopted this guidance in the first quarter of 2015 with prospective application. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as this guidance was consistent with our prior practice. See Note 9 in the consolidated financial statements for details regarding this adoption.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 establishes a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016 and is applied on either a modified retrospective or full retrospective basis. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis to improve targeted areas of the consolidation guidance and reduce the number of consolidation models. The Company may either apply the amendments retrospectively or use a modified retrospective approach. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The Company would apply the new guidance retrospectively to all prior periods. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Overview and Strategy

East West Bancorp, Inc. is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. East West is the holding company for our wholly-owned subsidiary, East West Bank, which is ranked by SNL Financial among the top 50 U.S. banks in terms of assets as of the fourth quarter of 2014.

The Company’s vision is to serve as the financial bridge between the United States and Greater China. Our primary strategy for achieving this vision is to grow our business and reach more customers with our full range of cross-border products and services. During the fourth quarter of 2014, we opened two new branches in Greater China, in Shenzhen and in the Shanghai Pilot Free Trade Zone. Earlier last year, we expanded our presence in the United States when we acquired MetroCorp Bancshares, Inc. (“MetroCorp”). With over 130 branches in the United States and Greater China, we are well positioned to assist our customers with the products and services their businesses need.

For the first quarter of 2015, net income was $100.0 million or $0.69 per diluted share. Net income increased by $4.5 million or 5% from the fourth quarter of 2014, and was $25.9 million or 35% above the first quarter of 2014. Earnings per diluted share were $0.03 or 5% more than the fourth quarter of 2014 and $0.17 or 33% higher than the first quarter of 2014. Net interest margin, defined as net interest income divided by average earning assets, decreased by 75 basis points to 3.51% for the three months ended March 31, 2015, from 4.26% during the same period in 2014. The $59.0 million swing from $14.9 million noninterest loss for the three months ended March 31, 2014 to $44.1 million noninterest income for the three months ended March 31, 2015 was mainly due to changes in Federal Deposit Insurance Corporation (“FDIC”) indemnification asset and receivable/payable and increases in net gains on loan sales, derivative commission fee income and wealth management fees. The $8.0 million or 7% increase in noninterest expense from $120.0 million for the three months ended March 31, 2014 to $128.0 million for the three months ended March 31, 2015 resulted from higher compensation and employee benefits, amortization of tax credit and other investments and legal expenses, partly offset by lower data processing expense. The effective tax rate was 32% for the three months ended March 31, 2015, compared to 36% for the same period in 2014. The lower effective tax rate in 2015 compared to 2014 was attributable to additional investments in affordable housing partnerships and other tax credit investments. The Company adopted ASU 2014-01, Accounting for Investments in Affordable Housing Projects, in the first quarter of 2015. The change in amortization methodology and the related financial impact of this adoption are detailed in Note 10 to the Consolidated Financial Statements.

As of March 31, 2015, total assets increased $1.16 billion or 4% to $29.91 billion compared to $28.74 billion as of December 31, 2014. Total loans receivable, including loans held for sale, as of March 31, 2015 was $21.57 billion, $0.20 billion or 1% lower than the December 31, 2014 level of $21.77 billion. The quarter-to-quarter drop stemmed from the increased volume of loan sales during the first quarter of 2015. Loans sold in the first quarter of 2015 totaled $668.8 million, $305.1 million or 84% higher than the volume of loans sold in the fourth quarter of 2014. The $668.8 million of loans sold in the first quarter of 2015 consisted of $336.7 million of syndicated loans included in the commercial and industrial ("C&I") loan portfolio, $290.8 million of single-family loans, $33.3 million of SBA 7(a) loans and $8.0 million of consumer loans. Excluding the impact of the $668.8 million loan sales, total loans, including loans held for sale, as of March 31, 2015 increased $467.3 million, a 9% annualized growth rate.

Nonaccrual loans as of March 31, 2015 amounted to $87.8 million, a decrease of $12.5 million or 12% from $100.3 million as of December 31, 2014. The quarter-to-quarter decline mainly resulted from payoffs and paydowns. Nonperforming assets as of March 31, 2015 totaled $120.5 million, $11.9 million below the December 31, 2014 level of $132.4 million. The nonperforming assets to total assets ratio was 0.40% as of March 31, 2015, down six basis points from 0.46% as of December 31, 2014. The provision for loan losses for the first quarter of 2015 was $5.0 million and the allowance for loan losses was $257.7 million as of March 31, 2015. Comparable figures for the first quarter of 2014 and as of March 31, 2014 were $6.9 million and $252.1 million, respectively.

Total deposits were $25.16 billion as of March 31, 2015, an increase of $1.15 billion or 5% from $24.01 billion as of December 31, 2014. Core deposits reached $18.79 billion, an $0.89 billion or 5% increase for the three months ended March 31, 2015. The Company’s $25.16 billion deposit portfolio as of March 31, 2015 consisted of $8.12 billion (32% of the total) noninterest-bearing demand deposits, $10.67 billion (42%) money-market, interest-bearing checking and savings deposits and $6.38 billion (25%) time deposits.

The FDIC shared-loss coverage for the commercial loans acquired from United Commercial Bank (“UCB”) five years ago ended after December 31, 2014. The balance of the UCB commercial loans, net of discount, was $1.1 billion at December 31, 2014. With the termination of the FDIC shared-loss coverage, the risk weighting for many UCB loans increased from 20% to 100%, the rate usually applicable to commercial loans. In addition, the Basel III capital rules became effective January 1, 2015. The Basel III rules revised the definition of capital, the risk weightings of certain on and off balance sheet items, and the prompt corrective action requirements under banking regulations. A minimum Common Equity Tier 1 (“CET1”) capital ratio was also established. The preceding changes along with the growth in the Company balance sheet contributed to the $1.2 billion increase in risk weighted assets from $21.9 billion as of December 31, 2014 to $23.1 billion as of March 31, 2015.

The Company is focused on active capital management and committed to maintaining strong capital levels that exceed regulatory requirements, while also supporting balance sheet growth and providing a strong return to stockholders. Capital levels for the Company remained strong. As of March 31, 2015, the Company’s CET1 capital, Tier 1 risk-based capital and total risk-based capital ratios were 10.6%, 10.7% and 12.4%, respectively, greater than the well capitalized requirements of 6.5%, 8.0% and 10.0%, respectively. The Tier 1 Leverage capital ratio was 8.6% as of March 31, 2015, above the 5% well capitalized requirement.

In April 2015, the Company’s Board of Directors declared second quarter dividends on the Company's common stock. The common stock cash dividend of $0.20 is payable on or about May 15, 2015 to shareholders of record on May 1, 2015.

Results of Operations

Net income for the three months ended March 31, 2015 increased $25.9 million or 35% to $100.0 million, as compared to net income of $74.2 million for the three months ended March 31, 2014. The Company’s annualized return on average total assets was 1.39% for the three months ended March 31, 2015, compared to 1.14% for the same period in 2014. The annualized return on average stockholders’ equity was 13.93% for the three months ended March 31, 2015, compared with 11.64% for the three months ended March 31, 2014.

Our first quarter of 2015 earnings performance reflected continuing success in executing our business strategy. Underpinning our first quarter of 2015 operating results were loan volume and core deposit growth, stable loan credit quality and diversified fee income sources. Revenue, the sum of net interest income and noninterest income was $279.8 million for the first quarter of 2015, an increase of $36.7 million or 15% from $243.1 million for the first quarter of 2014. The main contributors to the year-over-year improvement in non-interest income were changes in FDIC indemnification asset and receivable/payable, and increases in net gains on sale of loans, wealth management fees, derivative commission fee income, and other operating income.

Components of Net Income

	Three Months Ended March 31,
($ in millions)	2015	2014
Net interest income	$235.7	$258.0
Provision for loan losses	(5.0)	(6.9)
Noninterest income (loss)	44.1	(14.9)
Noninterest expense (1)	(128.0)	(120.0)
Income tax expense (1)	(46.8)	(42.0)
Net income (1)	$100.0	$74.2
Annualized return on average total assets (1)	1.39%	1.14%
Annualized return on average equity (1)	13.93%	11.64%

 (1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest earned on loans, available-for-sale investment securities and other interest-earning assets less the interest expense on customer deposits, borrowings and other interest-bearing liabilities.

Net interest income for the three months ended March 31, 2015 totaled $235.7 million, a decrease of $22.2 million or 9% over net interest income of $258.0 million for the same period in 2014. Net interest margin, defined as net interest income divided by average earning assets, dropped by 75 basis points to 3.51% for the three months ended March 31, 2015, from 4.26% for the same period in 2014. The yield on loans was 4.51% for the three months ended March 31, 2015, below the 5.49% yield a year ago.

The decline in net interest income, net interest margin and loan yield for the three months ended March 31, 2015 as compared to the same period in 2014, was largely due to the reduced accretion income associated with the PCI loans acquired from the FDIC assisted acquisitions of UCB and Washington First International Bank (“WFIB”).

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
($ in thousands)	Average Balance	Interest	Average (1) Rate	Average Balance	Interest	Average (1) Rate
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,562,702	$5,426	1.41%	$1,170,313	$5,602	1.94%
Securities purchased under resale agreements	1,268,056	4,849	1.55%	1,341,668	4,853	1.47%
Available-for-sale investment securities (2)	2,604,250	10,184	1.59%	2,582,819	12,276	1.93%
Loans (3)(4)	21,732,752	241,566	4.51%	19,333,194	261,571	5.49%
Federal Home Loan Bank and Federal Reserve Bank stock	85,499	1,236	5.86%	113,110	1,871	6.71%
Total interest-earning assets	$27,253,259	$263,261	3.92%	$24,541,104	$286,173	4.73%
Noninterest-earning assets:
Cash and cash equivalents	345,410			311,267
Allowance for loan losses	(261,697)			(255,759)
Other assets (5)	1,882,480			1,735,694
Total assets (5)	$29,219,452			$26,332,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$2,526,844	$1,761	0.28%	$1,838,201	$981	0.22%
Money market deposits	6,523,439	4,301	0.27%	5,614,120	3,700	0.27%
Savings deposits	1,674,012	803	0.19%	1,734,364	708	0.17%
Time certificate deposits	6,267,190	10,098	0.65%	6,263,607	10,493	0.68%
Federal funds purchased and other short-term borrowings	149	—	—	93	—	—
FHLB advances	338,759	1,033	1.24%	451,884	1,045	0.94%
Securities sold under repurchase agreements	789,444	8,406	4.32%	1,009,062	10,078	4.05%
Long-term debt	225,812	1,142	2.05%	244,026	1,202	2.00%
Total interest-bearing liabilities	$18,345,649	$27,544	0.61%	$17,155,357	$28,207	0.67%
Noninterest-bearing liabilities:
Demand deposits	7,417,858			6,121,649
Other liabilities	544,234			470,457
Stockholders’ equity (5)	2,911,711			2,584,843
Total liabilities and stockholders’ equity (5)	$29,219,452			$26,332,306
Interest rate spread			3.31%			4.06%
Net interest income and net interest margin		$235,717	3.51%		$257,966	4.26%

(1)	Annualized.

(2)	Includes the amortization of net premiums on available-for-sale investment securities of $4.3 million and $6.1 million for the three months ended March 31, 2015 and 2014, respectively.

(3)
Includes the accretion of discount on loans of $18.2 million and $58.1 million for the three months ended March 31, 2015 and 2014, respectively. Also, includes the accretion (amortization) of net deferred loan costs of $1.0 million and $(3.1) million for the three months ended March 31, 2015 and 2014, respectively.

(4)	Average balances include nonperforming loans.

(5)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company's investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

Analysis of Changes in Net Interest Income

Changes in the Company’s net interest income are a function of changes in rates and volumes of both interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and interest expense for the periods indicated. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). Nonaccrual loans are included in average loans used to compute the table below:

	Three Months Ended March 31, 2015 vs. 2014
	Total Change	Changes Due to
($ in thousands)		Volume	Rate
Interest-bearing assets:
Due from banks and short-term investments	$(176)	$1,595	$(1,771)
Securities purchased under resale agreements	(4)	(274)	270
Available-for-sale investment securities	(2,092)	101	(2,193)
Loans	(20,005)	30,089	(50,094)
Federal Home Loan Bank and Federal Reserve Bank stock	(635)	(419)	(216)
Total interest and dividend income	$(22,912)	$31,092	$(54,004)
Interest-bearing liabilities:
Checking deposits	$780	$429	$351
Money market deposits	601	600	1
Savings deposits	95	(25)	120
Time certificate deposits	(395)	6	(401)
FHLB advances	(12)	(298)	286
Securities sold under repurchase agreements	(1,672)	(2,305)	633
Long-term debt	(60)	(91)	31
Total interest expense	$(663)	$(1,684)	$1,021
Change in net interest income	$(22,249)	$32,776	$(55,025)

Provision for Loan Losses

The Company recorded a provision for loan losses on non-PCI loans of $5.1 million and $7.0 million during the three months ended March 31, 2015 and 2014, respectively. The Company recorded a reversal of provision for loan losses on PCI loans of $71 thousand and $67 thousand during the three months ended March 31, 2015 and 2014, respectively.

Provisions for loan losses are charged to income to bring the allowance for credit losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Management's Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses” section of this report.

Noninterest Income (Loss)

The following table presents components of noninterest income (loss) for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Branch fees	$9.4	$9.4
Letters of credit fees and foreign exchange income	8.7	6.9
Ancillary loan fees	2.7	2.5
Wealth management fees	5.2	3.0
Derivative commission fee income	5.3	2.8
Changes in FDIC indemnification asset and receivable/payable	(8.4)	(53.6)
Net gains on sales of loans	9.6	6.2
Net gains on sales of available-for-sale investment securities	4.4	3.4
Other operating income	7.4	4.5
Total noninterest income (loss)	$44.1	$(14.9)

Noninterest income includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans and available-for-sale investment securities, changes in the FDIC indemnification asset and receivable/payable and other noninterest-related revenues.

Noninterest income increased by $59.0 million from a loss of $14.9 million for the three months ended March 31, 2014 to income of $44.1 million for the three months ended March 31, 2015. This improvement was mainly due to a $45.2 million decline in expenses related to changes in FDIC indemnification asset and receivable/payable, a $3.4 million increase in net gains on sale of loans, a $2.8 million increase in other operating income, a $2.5 million increase in derivative commission fee income and a $2.2 million increase in wealth management fees.

For the three months ended March 31, 2015, the Company had proceeds from total loans sold of $679.8 million and recorded net gains on sale of loans of $9.6 million, compared to proceeds of loans sold of $183.6 million and $6.2 million of gains on sale of loans for the three months ended March 31, 2014.

Changes in FDIC indemnification asset and receivable/payable decreased by $45.2 million or 84% to $8.4 million for the three months ended March 31, 2015 from $53.6 million for the same period in 2014. The decrease in the changes in the FDIC indemnification asset and receivable/payable was primarily attributable to the expiration of the shared-loss coverage for the UCB commercial loans after December 31, 2014 and the continued strong credit performance of the existing covered loans.

Other operating income increased $2.8 million or 62% to $7.4 million for the three months ended March 31, 2015 from $4.5 million a year ago. The higher operating income was mainly due to the gain on the sale of a building.

Wealth management fees and derivative commission fee income rose $2.2 million and $2.5 million, respectively, to $5.2 million and $5.3 million, respectively, for the three months ended March 31, 2015, compared to the same period in the prior year. Comparable figures for the three months ended March 31, 2014 were $3.0 million for wealth management fees and $2.8 million for derivative commission fee income. The gains were driven by growth in investment advisory services and income earned from assisting customers in hedging interest rates.

Noninterest Expense

The following table presents the various components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Compensation and employee benefits	$64.3	$59.3
Occupancy and equipment expense	15.4	15.9
Amortization of tax credit and other investments (1)	6.3	1.5
Amortization of premiums on deposits acquired	2.4	2.5
Deposit insurance premiums and regulatory assessments	5.7	5.7
Loan related expenses	2.3	2.6
Other real estate owned (income) expense	(1.0)	1.3
Legal expense	6.9	3.8
Data processing	2.6	8.2
Other operating expenses	23.2	19.2
Total noninterest expense (1)	$128.0	$120.0

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company's investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

Noninterest expense totaled $128.0 million for the three months ended March 31, 2015, $8.0 million or 7% above the prior year figure of $120.0 million. The increase resulted from higher compensation and employee benefits, amortization of tax credit investments and legal expenses, partly offset by lower data processing.

Compensation and employee benefits rose $5.0 million or 8% to $64.3 million for the three months ended March 31, 2015, compared to $59.3 million for the same period in 2014. The growth in personnel expense was primarily due to annual salary increases and higher benefits expense associated with a larger payroll.

The amortization of tax credit and other investments increased $4.8 million from $1.5 million in the three months ended March 31, 2014 to $6.3 million for the three months ended March 31, 2015. This increase was mainly related to the amortization of a renewable energy tax credit investment purchased in the first three months of 2015.

Legal expense increased $3.1 million or 81% to $6.9 million for the three months ended March 31, 2015 compared to $3.8 million for the same period in 2014, mainly due to litigation settlements and additional accruals for pending litigation.

Data processing expense decreased $5.6 million or 68% from $8.2 million in the three months ended March 31, 2014 to $2.6 million for the three months ended March 31, 2015. The year-to-year change reflected the impact of nonrecurring merger and integration expense related to the MetroCorp acquisition in the prior year.

Income Taxes

Provision for income taxes was $46.8 million for the three months ended March 31, 2015, representing an effective tax rate of 32%. In comparison, income tax expense was $42.0 million, representing an effective tax rate of 36% for the three months ended March 31, 2014. The lower effective tax rate for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, was mainly due to the additional purchases of affordable housing partnerships and other tax credit investments. Included in the income tax expense recognized in the three months ended March 31, 2015 and 2014 was $13.4 million and $11.1 million, respectively, of tax credits generated mainly from investments in affordable housing partnerships and other tax credit investments.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of March 31, 2015 and December 31, 2014, the Company had a net deferred tax asset of $382.6 million and $389.6 million, respectively.

A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has concluded that it is more likely than not that all of the benefits of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state NOLs. Accordingly, a valuation allowance has been recorded for these amounts. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with the standards of ASC 740-10.

Operating Segment Results

The Company defines its operating segments based on its core strategy, and the Company has identified three reportable operating segments: Retail Banking, Commercial Banking and Other.
The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes C&I and commercial real estate (“CRE”), primarily generates commercial loans through the efforts of the commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia. Furthermore, the Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the treasury operations of the Company and eliminations of intersegment amounts have been aggregated and included in the “Other” segment.
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
Retail Banking
The Retail Banking segment reported pretax income of $52.9 million for the three months ended March 31, 2015, compared to $52.2 million for the same period in 2014. The increase in pretax income for this segment during the three months ended March 31, 2015 was driven by an increase in noninterest income and a decrease in provision for loan losses, partially offset by a decrease in net interest income and an increase in noninterest expense.
Net interest income for this segment decreased $9.6 million or 8% to $109.6 million for the three months ended March 31, 2015, compared to $119.2 million for the same period in 2014. The decrease was primarily due to lower discount accretion to interest income from the PCI loan portfolio and decrease in the student loan portfolio.
Noninterest income for this segment increased $15.3 million to income of $12.9 million for the three months ended March 31, 2015, compared to a loss of $2.4 million recorded for the same period in 2014. The increase in noninterest income was attributable to a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable, an increase in wealth management fees, and an increase from gains on sale of residential single-family loans compared to gains on sale of student loans for the same period in 2014.
Noninterest expense for this segment increased $2.3 million or 4% to $54.6 million during the three months ended March 31, 2015, compared to $52.3 million for the same period in 2014. This increase was primarily due to increases in compensation and employee benefits and occupancy and equipment expenses, partially offset by decreases in loan-related expenses.

Commercial Banking
The Commercial Banking segment reported pretax income of $93.2 million for the three months ended March 31, 2015, compared to $86.9 million for the same period in 2014. The increase during the three months ended March 31, 2015, was attributable to higher noninterest income, partially offset by a decrease in net interest income and an increase in noninterest expense.
Net interest income for this segment decreased $27.7 million or 18% to $125.2 million for the three months ended March 31, 2015, compared to $152.9 million for the same period in 2014. The decrease in net interest income was primarily due to lower discount accretion to interest income from the PCI loan portfolio.
Noninterest income for this segment improved $41.2 million or 190% to $19.5 million during the three months ended March 31, 2015, compared to a noninterest loss of $21.7 million for the same period in 2014. The increase for this segment was primarily due to a reduction of changes in the FDIC indemnification asset and receivable/payable and increases in derivative income, loan fees, and gains on sale of loans.
Noninterest expense increased $4.2 million or 9% to $50.0 million during the three months ended March 31, 2015, compared to $45.8 million for the same period in 2014. The increase in noninterest expense was primarily due to higher compensation and employee benefits, partially offset by higher net gains on sale of OREO.
Other
The Other segment reported pretax income of $716 thousand for the three months ended March 31, 2015, compared to pretax loss of $22.9 million recorded for the same period in 2014.
Net interest income for this segment increased $15.0 million or 106%, to income of $937 thousand for the three months ended March 31, 2015, compared to a loss of $14.1 million for the same period in 2014. The Other segment includes the activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through funds transfer pricing which is the primary cause of the increase in net interest income. In addition, it bears the cost of adverse movements in interest rates which affect the net interest margin.
Noninterest income for this segment increased $2.5 million or 27% to $11.7 million for the three months ended March 31, 2015, compared to noninterest income of $9.2 million for the same period in 2014. The increase in noninterest income was primarily due to gains on sale of fixed assets and available-for-sale investment securities.
Noninterest expense for this segment increased $1.6 million or 7% to $23.4 million for the three months ended March 31, 2015, compared to $21.8 million for the same period in 2014. The increase in noninterest expense was primarily due to higher amortization of tax credit and other investments, legal expenses, and consulting expenses, partially offset by lower data processing expenses due to non-recurrence of merger and integration costs from the MetroCorp acquisition last year.

Balance Sheet Analysis

Total assets increased $1.17 billion or 4%, to $29.91 billion as of March 31, 2015, compared to $28.74 billion as of December 31, 2014. The increase in total assets was primarily due to increases of $846.3 million in cash and cash equivalents, $325.0 million in securities purchased under resale agreements, and $214.7 million in available-for-sale investment securities. These increases were partially offset by a decrease in total loans of $201.2 million. The increase in cash and cash equivalents and securities purchased under resale agreements was largely due to the timing of cash inflows versus outflows from the fundings, payments, and cash requirements related to normal operating activities. The decrease in total loans was primarily due to $668.8 million of loans sold to better reposition the balance sheet for future opportunities, offset by organic growth of $467.3 million primarily in CRE, residential mortgages, and consumer loans.

Total deposits increased $1.15 billion or 5%, to $25.16 billion as of March 31, 2015 compared to $24.01 billion as of December 31, 2014. This increase was primarily due to core deposit growth of $890.4 million, which was fueled by growth from our commercial depositors. Noninterest-bearing, money market, savings, and interest-bearing checking accounts make up our core deposits. In addition, time deposits rose $263.6 million mainly due to the expansion in our public deposit relationships.

Securities Purchased Under Resale Agreements

The Company purchases securities under resale agreements (“resale agreements”) with terms that range from one day to several years. Total securities resale agreements increased $325.0 million or 27%, to $1.55 billion as of March 31, 2015, compared with $1.23 billion as of December 31, 2014. The Company nets repurchase and resale transactions with the same counterparty on the consolidated balance sheets where it has a legally enforceable master netting agreement and when the transactions are eligible for netting under ASC 210-20-45. Refer to Note 6 - Securities purchased under resale agreement and sold under repurchase agreements included in this report, for further details.

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

Available-for-Sale Investment Securities

Income from investing activities provides a significant portion of the Company’s total income. The Company aims to maintain an investment portfolio with an appropriate mix of fixed rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. The Company’s available-for-sale investment securities portfolio primarily consists of U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored enterprise debt securities, U.S. government sponsored enterprise and other mortgage-backed securities, municipal securities and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, a component of stockholders’ equity.

Total available-for-sale securities increased to $2.84 billion as of March 31, 2015, from $2.63 billion as of December 31, 2014. The investment portfolio had net unrealized gains of $23.2 million and $7.2 million as of March 31, 2015 and December 31, 2014, respectively. The net unrealized gains on available-for-sale securities were primarily attributed to changes in the yield curve. As of March 31, 2015 and December 31, 2014, available-for-sale investment securities with par value of $1.88 billion and $1.93 billion, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank discount window, and for other purposes required or permitted by law.

Total repayments/maturities and proceeds from sales of available-for-sale investment securities amounted to $138.4 million and $180.5 million, respectively, during the three months ended March 31, 2015. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional available-for-sale investment securities purchases totaling $517.5 million during the three months ended March 31, 2015. The Company recorded net gains on sales of available-for-sale investment securities totaling $4.4 million during the three months ended March 31, 2015.

Total repayments/maturities and proceeds from sales of available-for-sale investment securities amounted to $151.4 million and $330.2 million, respectively, during the three months ended March 31, 2014. Proceeds from repayments, maturities, sales, and redemptions were applied toward additional available-for-sale investment securities purchases totaling $138.1 million during the three months ended March 31, 2014. The Company recorded net gains on sales of available-for-sale investment securities totaling $3.4 million during the three months ended March 31, 2014.

The Company performs regular impairment analyses on available-for-sale investment securities. If the Company determines that a decline in fair value is other-than-temporary, the credit-related impairment loss is recognized in current earnings. The noncredit-related impairment losses are charged to other comprehensive income which is the portion of the loss attributed to market rates or other factors non-credit related. Other-than-temporary declines in fair value are assessed based on factors including the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the probability that the Company will be unable to collect all amounts due, and the Company’s ability and intent to not sell the security before recovery of its amortized cost basis. For securities that are determined to have temporary declines in value, the Company has both the ability and the intent to hold these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis. There were no other-than-temporary credit losses for the three months ended March 31, 2015 and 2014.

The following table presents the weighted average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s available-for-sale investment securities as of March 31, 2015:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2015
Available-for-sale investment securities
U.S. Treasury securities	$50,772	0.42%	$1,121,454	1.16%	$—	—%	$—	—%	$1,172,226	1.13%
U.S. government agency and U.S. government sponsored enterprise debt securities	278,214	1.48%	57,406	1.52%	76,346	2.16%	—	—%	411,966	1.61%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	2,614	3.70%	47,971	2.34%	44,650	2.43%	95,235	2.42%
Residential mortgage-backed securities	—	—%	—	—%	25,186	1.74%	702,170	1.76%	727,356	1.76%
Municipal securities	3,176	2.84%	107,838	2.43%	72,430	2.37%	7,802	3.94%	191,246	2.48%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	51,501	3.44%	51,501	3.44%
Corporate debt securities:
Investment grade	51,177	0.95%	—	—%	89,224	1.50%	—	—%	140,401	1.30%
Non-investment grade	9,501	0.88%	—	—%	—	—%	—	—%	9,501	0.88%
Other securities	41,653	2.54%	—	—%	—	—%	—	—%	41,653	2.54%
Total available-for-sale investment securities	$434,493		$1,289,312		$311,157		$806,123		$2,841,085

For complete discussion and disclosure see Note 7 to the Company’s consolidated financial statements.

Total Loan Portfolio

The Company offers a broad range of products designed to meet the credit needs of its borrowers.  The Company’s lending activities consist of residential single-family loans, residential multifamily loans, income producing CRE loans, land loans, construction loans, commercial business loans, trade finance and consumer loans.

CRE Loans. The CRE loan portfolio includes income producing real estate loans, construction loans and land loans. The Company continues to originate CRE loans that are advantageous opportunities for the Bank. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Approximately 78% of the CRE loans are secured by real estate in California. Since a significant portion of the real estate loans are secured by properties located in California, changes in the California economy and in real estate values could have a significant impact on the collectability of the loans and on the level of allowance for loan losses required.

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

Most of the Company’s trade finance activities are related to trade with Asian countries. However, a majority of the Company’s loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import and export activities. The Company also offers export-import financing to various customers. Certain trade finance loans may be guaranteed by the Export-Import Bank of the United States or are direct obligations of the Export-Import Bank of China. The Company’s trade finance portfolio primarily represents loans made to borrowers that import goods into the U.S. and export goods to China.

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

Consumer Loans. The consumer loans segment includes home equity lines of credit (“HELOCs”), auto loans, and insurance premium financing loans. The Company's ARM HELOCs are secured by one-to-four unit residential properties located in its primary lending areas. The program is a low documentation program that requires low loan to value ratios, typically 60% or less. These loans have historically experienced low delinquency and default rates.

The Company, from time to time, sells problem loans as part of the overall management of its nonperforming assets. The Company also identifies opportunities to sell certain portfolios when the pricing is attractive to provide additional noninterest income. The Company sells these loans out of the loans held for sale portfolio. Net loans, including loans held for sale, decreased $201.2 million or 1%, to $21.31 billion as of March 31, 2015, as compared to $21.51 billion as of December 31, 2014. The decrease was primarily due to the sale of $668.8 million in loans, comprised of $336.7 million of syndicated loans included in the C&I loan portfolio, $290.8 million of single family loans, $33.3 million of SBA 7(a) loans and $8.0 million of consumer loans. The loan sales were partially offset by organic loan growth of $467.3 million.

The following table presents the composition of the Company's total loan portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
($ in thousands)	Amount	Percent	Amount	Percent
CRE:
Income producing	$6,455,177	30%	$6,256,059	29%
Construction	367,460	2%	332,287	1%
Land	222,784	1%	231,167	1%
Total CRE	7,045,421	33%	6,819,513	31%
C&I:
Commercial business	6,871,450	32%	7,181,189	33%
Trade finance	849,314	4%	896,012	4%
Total C&I	7,720,764	36%	8,077,201	37%
Residential:
Single-family	3,512,794	16%	3,866,781	18%
Multifamily	1,484,425	7%	1,449,908	7%
Total residential	4,997,219	23%	5,316,689	25%
Consumer	1,612,164	8%	1,513,742	7%
Total loans held-for-investment (1)	$21,375,568	100%	$21,727,145	100%
Unearned fees, premiums, and discounts, net	(899)		2,804
Allowance for loan losses	(257,738)		(261,679)
Loans held for sale	196,111		45,950
Total loans, net	$21,313,042		$21,514,220

(1)	Loans net of ASC 310-30 discount.

The Company’s loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as non-PCI loans. Acquired loans for which there was, at the acquisition date, evidence of credit deterioration are referred to as PCI loans.

PCI loans consist of loans acquired with deteriorated quality from the United Commercial Bank (“UCB”) FDIC assisted acquisition on November 6, 2009, the Washington First International Bank (“WFIB”) FDIC assisted acquisition on June 11, 2010 and, to a lesser extent, a small portion of loans acquired from the MetroCorp acquisition on January 17, 2014. Refer to Note 3 — Business Combination, included in this report, for further details on the MetroCorp acquisition and Note 8 — Covered Assets and FDIC Indemnification Asset of the Company’s 2014 Form 10-K for additional details related to the WFIB and UCB acquisitions. PCI loans are recorded net of ASC 310-30 discount and totaled $1.24 billion and $1.32 billion as of March 31, 2015 and December 31, 2014, respectively. Of the total $1.24 billion PCI loans as of March 31, 2015, $311.6 million were covered under shared-loss agreements. Of the total $1.32 billion PCI loans as of December 31, 2014, $1.23 billion were covered under shared-loss agreements. As of March 31, 2015 and December 31, 2014, $354.4 million and $1.48 billion of total loans were covered under shared-loss agreements.

Covered assets consist of loans receivable and OREO that were acquired in the WFIB acquisition on June 11, 2010 and in the UCB acquisition on November 6, 2009 for which the Company entered into shared-loss agreements with the FDIC. Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Company 80% of eligible losses for both UCB and WFIB with respect to covered assets. For the UCB covered assets, the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The shared-loss coverage of the UCB commercial loans ended after December 31, 2014. The shared-loss coverage of the WFIB commercial loans will extend through June 30, 2015. The shared-loss coverage for both UCB and WFIB residential loans will extend through November 30, 2019 and June 30, 2020, respectively. Refer to Note 8 - Covered Assets and FDIC Indemnification Assets of the Company’s 2014 Form 10-K for additional details related to the shared-loss agreements.

The Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset. Due to continued payoffs and improved credit performance of the covered portfolio as compared to the Company’s original estimates, the expected reimbursement from the FDIC under the shared-loss agreements has decreased and a net payable to the FDIC has been recorded. In prior years, due to the estimated losses from the covered portfolio and the corresponding expected payments from the FDIC, the Company recorded an FDIC indemnification asset. As of March 31, 2015, the net payable to the FDIC was $101.4 million, and is included in accrued expenses and other liabilities on the consolidated balance sheet. In comparison, as of March 31, 2014, the Company recorded a net FDIC indemnification asset of $27.6 million, which is included in other assets on the consolidated balance sheet.

As of March 31, 2015, $770.8 million of loans were held in the Company’s overseas offices, including the Hong Kong branch and the subsidiary bank in China. In total, these foreign loans represent approximately 3% of total consolidated assets. These loans are included in the composition of the total loan portfolio table above.

Non-PCI Nonperforming Assets

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

Non-PCI nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more and other real estate owned, net. Non-PCI nonperforming assets totaled $120.5 million, or 0.40% of total assets, as of March 31, 2015 and $132.4 million, or 0.46% of total assets, as of December 31, 2014. Non-PCI nonaccrual loans amounted to $87.8 million as of March 31, 2015, compared with $100.3 million as of December 31, 2014. Nearly half or $42.1 million of the $87.8 million non-PCI nonaccrual loans consisted of loans which were less than 90 days past due as of March 31, 2015. Comparable figures as of December 31, 2014 were $41.8 million or 42% of the $100.3 million non-PCI nonaccrual loans. Net charge-offs for non-PCI nonperforming loans were $6.0 million for the three months ended March 31, 2015. In comparison, net charge-offs for non-PCI nonperforming loans were $4.3 million for the three months ended March 31, 2014.

Loans totaling $30.0 million were placed on nonaccrual status during the three months ended March 31, 2015. Additions to nonaccrual loans during the three months ended March 31, 2015 were offset by $25.7 million in payoffs and principal paydowns, $7.5 million in gross charge-offs, $6.6 million in loans brought current, $2.1 million in loans that were transferred to OREO and $568 thousand in loans sold. Additions to nonaccrual loans during the three months ended March 31, 2015 were comprised of $12.1 million in C&I loans, $11.7 million in CRE loans, $5.2 million in residential loans and $1.0 million in consumer loans.

The Company had $53.5 million and $68.3 million in total performing TDR loans as of March 31, 2015 and December 31, 2014, respectively.  Nonperforming TDR loans were $24.2 million and $20.7 million as of March 31, 2015 and December 31, 2014, respectively, and are included in nonaccrual loans.  Included in the total TDR loans were $2.3 million and $2.9 million of performing A/B notes as of March 31, 2015 and December 31, 2014, respectively.  In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off.  The A/B note is comprised of A note balance only.  A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement.  As of March 31, 2015, TDR loans were comprised of $28.9 million in CRE loans, $26.3 million in residential loans, $21.2 million in C&I loans and $1.3 million in consumer loans. As of December 31, 2014, total TDRs were comprised of $36.6 million in CRE loans, $29.5 million in residential loans, $21.7 million in C&I loans and $1.2 million in consumer loans.

The following table presents information regarding non-PCI nonaccrual loans, loans 90 or more days past due but not on nonaccrual, restructured loans and other real estate owned as of March 31, 2015 and December 31, 2014:

($ in thousands)	March 31, 2015	December 31, 2014
Nonaccrual loans	$87,780	$100,262
Loans 90 or more days past due but not on nonaccrual	—	—
Total nonperforming loans	87,780	100,262
Other real estate owned, net	32,692	32,111
Total nonperforming assets	$120,472	$132,373
Performing restructured loans	$53,507	$68,338
Non-PCI nonperforming assets to total assets	0.40%	0.46%
Non-PCI nonaccrual loans to total loans held-for-investment	0.41%	0.46%
Total allowance for loan losses to non-PCI nonaccrual loans	293.62%	261.00%

The Company evaluates loan impairment according to the provisions of ASC 310-10, Receivables.  Under ASC 310-10, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.  If the measurement of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged off against the allowance for loan losses.  Also, in accordance with ASC 310-10, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

For collateral dependent loans, a third party appraisal or evaluation is normally obtained to ensure the loan value is charged down to the fair value of the collateral.  Third party appraisals and evaluations are reviewed by the Company's appraisal department.  Updated appraisals and evaluations are obtained on a regular basis or at least annually, for impaired loans and OREO.  On a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate.  In calculating the discount to be applied to an appraisal or evaluation, if necessary, the Company would consider the location of collateral, the property type, and third party comparable sales.  For certain impaired loans, the Company utilizes the discounted cash flow approach and applies a discount rate derived from historical data. If it is determined by management that the current value is not appropriate, adjustments to the carrying value will be calculated and a charge-off may be taken to reduce the loan or the OREO to the appropriate adjusted carrying value.

As of March 31, 2015, the Company’s total recorded investment in impaired loans was $130.2 million, compared with $154.1 million as of December 31, 2014.  Impaired loans exclude the homogeneous consumer loan portfolio which is evaluated collectively for impairment.  Impaired loans include non-PCI loans held-for-investment on nonaccrual status, regardless of the collateral coverage, and all loans modified in a TDR.  As of March 31, 2015, the allowance for loan losses included $20.2 million for impaired loans with a total recorded balance of $59.1 million.  As of December 31, 2014, the allowance for loan losses included $19.5 million for impaired loans with a total recorded balance of $71.7 million.

The following table presents information regarding non-PCI impaired loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
($ in thousands)	Amount	Percent	Amount	Percent
CRE:
Income producing	$43,187	33%	$50,045	33%
Construction	916	1%	6,888	4%
Land	3,369	2%	8,460	5%
Total CRE impaired loans	47,472	36%	65,393	42%
C&I:
Commercial business	39,001	30%	36,269	24%
Trade finance	216	—	274	—
Total C&I impaired loans	39,217	30%	36,543	24%
Residential:
Single-family	15,411	12%	16,535	11%
Multifamily	26,794	21%	34,390	22%
Total residential impaired loans	42,205	33%	50,925	33%
Consumer	1,258	1%	1,259	1%
Total gross impaired loans	$130,152	100%	$154,120	100%

Allowance for Loan Losses

The Company is committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio.  In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio.  The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period.  While the Company believes that the allowance for loan losses is appropriate as of March 31, 2015, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

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

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, the Company establishes an allowance for the PCI loans, with a charge to income through the provision for loan losses.  As of March 31, 2015, the Company has established an allowance of $643 thousand on $1.24 billion of PCI loans. As of December 31, 2014, an allowance of $714 thousand was established on $1.32 billion of PCI loans. The allowance balances for both periods were allocated mainly to the PCI CRE loans, and are included in the following tables. With respect to the PCI loans, losses are estimated collectively for groups of loans with similar characteristics.

The following table presents the Company’s allocation of the combined non-PCI and PCI allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	March 31, 2015		December 31, 2014
($ in thousands)	Amount	Percent	Amount	Percent
CRE	$69,740	27%	$72,263	28%
C&I	133,914	52%	134,598	51%
Residential	42,990	17%	43,856	17%
Consumer	10,451	4%	10,248	4%
Allowance for PCI loans	643	—	714	—
Total	$257,738	100%	$261,679	100%

As of March 31, 2015, the allowance for loan losses amounted to $257.7 million, or 1.21% of total loans held-for investment, compared with $261.7 million or 1.20% of total loans held-for-investment as of December 31, 2014 and $252.1 million or 1.30% of total loans held-for-investment as of March 31, 2014.

The Company recorded provision for loan losses on total loans of $5.0 million and $6.9 million during the three months ended March 31, 2015 and 2014, respectively.  During the three months ended March 31, 2015, the Company recorded $6.0 million in net charge-offs representing 0.11% of average loans held-for-investment during the quarter, on an annualized basis.  In comparison, the Company recorded net charge-offs totaling $4.3 million, representing 0.09% of average loans held-for-investment, on an annualized basis, for the same period in 2014.

The allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions is included in accrued expenses and other liabilities and amounted to $15.6 million at March 31, 2015, compared to $12.7 million at December 31, 2014. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

The following tables present a summary of the activity in the allowance for loan losses on total loans for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2015	2014
Allowance for loan losses, beginning of period	$261,679	$249,675
Provision for loan losses	4,987	6,933
(Reversal of) provision for unfunded loan commitments and letters of credit	(2,920)	(215)
Gross charge-offs:
CRE	(1,002)	(319)
C&I	(6,589)	(5,531)
Residential	(746)	(283)
Consumer	(463)	(3)
Total gross charge-offs	(8,800)	(6,136)
Gross recoveries:
CRE	812	828
C&I	527	911
Residential	1,451	137
Consumer	2	3
Total gross recoveries	2,792	1,879
Net charge-offs	(6,008)	(4,257)
Total allowance for loan losses	$257,738	$252,136

Average loans held-for-investment	$21,687,371	$19,126,212
Total loans held-for-investment	$21,375,568	$19,343,735
Annualized net charge-offs to average loans held-for-investment	0.11%	0.09%
Total allowance for loan losses to total loans held-for-investment	1.21%	1.30%

Deposits

The Company offers a wide variety of deposit account products to both consumer and commercial customers. As of March 31, 2015, total deposits grew to a record $25.16 billion, an increase of $1.15 billion or 5% from $24.01 billion as of December 31, 2014. Core deposits totaled a record $18.79 billion as of March 31, 2015, an increase of $890.4 million or 5% from $17.90 billion as of December 31, 2014. The increase in core deposits stemmed from a $739.6 million or 10% increase in noninterest-bearing demand accounts, to a record $8.12 billion as of March 31, 2015 from $7.38 billion as of December 31, 2014. All deposit categories grew during the three months ended March 31, 2015, including time deposits which increased $263.6 million or 4% from $6.11 billion as of December 31, 2014 to $6.38 billion as of March 31, 2015.

As of March 31, 2015, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program decreased $367 thousand to $179.6 million, compared to $180.0 million as of December 31, 2014. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program.  Additionally, the Company partners with other financial institutions to offer a retail sweep product for non-time deposit accounts that provides added deposit insurance coverage for deposits in excess of FDIC-insured limits.  Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

Public deposits increased $379.2 million or 22% to $2.10 billion as of March 31, 2015, from $1.72 billion as of December 31, 2014. A large portion of these public funds are comprised of deposits from the State of California.

The following table presents the composition of the deposit portfolio as of the dates indicated:

($ in thousands)	March 31, 2015	December 31, 2014
Core deposits:
Noninterest-bearing demand	$8,120,644	$7,381,030
Interest-bearing checking	2,602,516	2,545,618
Money market	6,360,795	6,318,120
Savings	1,702,507	1,651,267
Total core deposits	18,786,462	17,896,035
Time certificate deposits	6,376,371	6,112,739
Total deposits	$25,162,833	$24,008,774

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowing facilities employed include advances from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements (“repurchase agreements”).

FHLB advances increased $536 thousand to $317.8 million as of March 31, 2015 from $317.2 million as of December 31, 2014. The quarter-to-quarter change in FHLB advances was primarily due to the accretion of the discount associated with these advances. As of March 31, 2015, FHLB advances had interest rates ranging from 0.42% to 0.65% and remaining maturities of four to eight years.

Repurchase agreements decreased $100.0 million or 13% from $795.0 million as of December 31, 2014 to $695.0 million as of March 31, 2015.  During the three months ended March 31, 2015, the Company entered into an additional resale agreement of $100.0 million which was eligible for netting against an existing repurchase agreement with the same counterparty.  Refer to Note 6 - Securities purchased under resale agreement and sold under repurchase agreements included in this report, for further details. Repurchase agreements outstanding as of March 31, 2015 had interest rates ranging from 2.48% to 5.01% and remaining term of four months to eight years with counterparties having the right to a quarterly call. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold.  The collateral for these agreements consists of U.S. Treasury notes, and debt mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies and U.S. government sponsored enterprises.

Long-Term Debt

Long-term debt consisting of junior subordinated debt and a term loan amounted to $220.9 million as of March 31, 2015, compared to $225.8 million as of December 31, 2014. The $4.9 million decrease was due to a $5.0 million paydown on the term loan during the three months ended March 31, 2015.

The junior subordinated debt totaled $145.9 million as of March 31, 2015, compared to $145.8 million as of December 31, 2014. In the aggregate, the junior subordinated debt outstanding as of March 31, 2015 had a weighted average interest rate of 1.85% and a remaining term of 20 to 22 years. Although trust preferred securities still qualify in 2015 as Tier I and Tier II capital for regulatory purposes (at adjusted percentages of 25% and 75% respectively), they will be limited to Tier II capital starting in 2016 per the relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

The Company entered into a $100.0 million three-year term loan agreement in 2013. The term loan will mature on July 1, 2016 and bears interest at the rate of the three-month London Interbank Offering Rate plus 150 basis points. Payment of $5.0 million is due quarterly starting on March 31, 2014 and a $50.0 million final payment is due at maturity on July 1, 2016. The interest rate on the term loan as of March 31, 2015 was 1.81%. The outstanding balance of the term loan was $75.0 million and $80.0 million as of March 31, 2015 and December 31, 2014, respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Contractual Obligations

We have contractual obligations to make future payments on debt, borrowing and lease agreements in the normal course of business. For more information on contractual obligations, see Contractual Obligations on page 53 of the MD&A of the Company's 2014 Form 10-K, as well as Note 13- FHLB Advances and Long-term Debt to the Consolidated Financial Statements of the Company's 2014 Form 10-K.

Off-Balance Sheet Arrangements

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit, and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are the same ones used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company's liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities. A schedule of significant commitments to extend credit to the Company’s customers as of March 31, 2015 is as follows:

($ in thousands)	Commitments Outstanding
Undisbursed loan commitments	$3,708,917
Standby letters of credit	$1,365,307
Commercial letters of credit	$74,681

Capital Resources

As of March 31, 2015, stockholders’ equity totaled $2.94 billion, an increase of 3% from $2.86 billion as of December 31, 2014. The increase was primarily due to net income of $100.0 million, a $9.3 million increase in net unrealized gains on investment securities recorded in accumulated other comprehensive income and a $7.1 million increase primarily related to restricted stock unit activity, partially offset by the accrual and payment of cash dividends on common stock of $28.9 million; and purchase of treasury shares related to restricted stock surrendered due to employee tax liability amounting to $5.7 million, representing 140,871 shares. The Company’s primary source of capital is retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources, needs, and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital and the adequacy of capital. As a result of the recently adopted federal regulatory changes to capital requirements, the Company’s Board of Directors, in consultation with management, will continue to monitor the adequacy and components of our capital and ensure that the Company meets all required regulatory standards.

Regulatory Capital

Basel III Capital Rules

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. Prior to January 1, 2015, these guidelines were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”).

In 2013, the Federal Reserve Board, FDIC, and Office of the Comptroller of the Currency issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for some of their components).

The Basel III Capital Rules: (i) introduce a new capital measure called CET1 and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, which are instruments treated as Tier 1 instruments under the prior capital rules that meet certain revised requirements; (iii) mandate that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

Under the Basel III Capital Rules, the following are the initial minimum capital ratios currently applicable to us as of January 1, 2015:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 leverage ratio.

The Basel III Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, when fully phased-in on January 1, 2019, the Bank will be required to maintain this additional capital conservation buffer of 2.5% of CET1, resulting in the following minimum capital ratios:

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights, (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). In addition, under the prior capital standards, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, unrealized gains or losses on securities held in the available-for-sale portfolio) under U.S. GAAP were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Bank’s periodic regulatory reports in the beginning of 2015. The Bank intends to make this election in order to avoid significant variations in the level of capital due to the impact of interest rate fluctuations on the fair value of its available-for-sale securities portfolio.

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expands the risk weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories. Depending on the nature of the assets, risk weights range from 0% for U.S. government and agency securities, to 600% for certain equity exposures. The new capital rules generally result in higher risk weights for a variety of asset classes, including certain commercial real estate mortgages.

Additional aspects of the fully phased-in New Capital Rules that are most relevant to the Company and the Bank include:

•
consistent with the Basel I risk-based capital rules, assigning exposures secured by single family residential properties to either a 50% risk weight for first-lien mortgages that meet prudential underwriting standards or a 100% risk weight category for all other mortgages;

•
providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable (set at 0% under the Basel I risk based capital rules);

•
assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (set at 100% under the Basel I risk-based capital rules), except for those secured by single family residential properties, which will be assigned a 100% risk weight, consistent with the Basel I risk-based capital rules;

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans; and

•
applying a 250% risk weight to the portion of MSRs and DTAs arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (set at 100% under the Basel I risk-based capital rules).

Based on the Company and the Bank's current interpretation of the New Capital Rules, we believe that the Bank would meet all capital requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were effective as of March 31, 2015.

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

The relevant capital measures, which reflect changes under the Basel III Capital Rules that became effective on January 1, 2015, are the total risk-based capital ratio, the CET1 capital ratio (a new ratio requirement under the Basel III Capital Rules), the Tier 1 capital ratio and the Tier 1 leverage ratio. Under these new prompt corrective action provisions of the FDIA now in effect, an insured depository institution generally will be classified in the applicable category based on the capital measures indicated:

“Well Capitalized”	“Adequately Capitalized”
Tier 1 leverage ratio of 5%,	Tier 1 leverage ratio of 4%,
CET1 capital ratio of 6.5%,	CET1 capital ratio of 4.5%,
Tier 1 risk-based capital ratio of 8%	Tier 1 risk-based capital ratio of 6% and
Total risk-based capital ratio of 10%, and	Total risk-based capital ratio of 8%.
Not subject to a written agreement, order, capital directive or prompt corrective action directive requiring a specific capital level.

“Undercapitalized”	“Significantly Undercapitalized”
Tier 1 leverage ratio less than 4%,	Tier 1 leverage ratio less than 3%,
CET1 capital ratio of less than 4.5%,	CET1 capital ratio of less than 3%,
Tier 1 risk-based capital ratio less than 6%, or	Tier 1 risk-based capital ratio less than 4%, or
Total risk-based capital ratio less than 8%.	Total risk-based capital ratio less than 6%.

“Critically Undercapitalized”
Tangible equity to total assets of 2% or less.

Capital Ratios

The Company is committed to maintaining capital at a level sufficient to assure the Company’s shareholders, the customers and the regulators that the Company and the Bank are financially sound.

The following table presents East West Bancorp, Inc.’s and East West Bank’s capital ratios as of March 31, 2015 and December 31, 2014 under Basel III and Basel I Capital Rules, respectively, with those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

Basel III Capital Rules-March 31, 2015	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
CET1 risk-based capital	10.6%	10.7%	4.50%	6.50%
Tier 1 risk-based capital	10.7%	10.7%	6.00%	8.00%
Total risk-based capital	12.4%	11.9%	8.00%	10.00%
Tier 1 leverage capital	8.6%	8.6%	4.00%	5.00%

Basel I Capital Rules-December 31, 2014	East West Bancorp	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
CET1 risk-based capital	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	11.0%	10.6%	4.00%	6.00%
Total risk-based capital	12.6%	11.8%	8.00%	10.00%
Tier 1 leverage capital	8.4%	8.2%	4.00%	5.00%

ASSET LIABILITY AND MARKET RISK MANAGEMENT

Liquidity

Liquidity refers to the Company’s ability to meet its contractual and contingent financial obligations, on or off balance sheet, as they come due. Our primary liquidity management objective is to provide sufficient funding for our businesses throughout market cycles, and be able to manage both expected and unexpected cash flows without adversely impacting the financial health of the Company. To achieve this objective, we analyze our liquidity risk, maintain readily available liquid assets and access diverse funding sources including our stable core deposit base. Our Board of Directors set liquidity guidelines that govern the day-to-day active management of our liquidity position. The Company's Asset/Liability Committee in tandem with the Board of Directors regularly monitor our liquidity status and related management process.

The Company maintains liquidity in the form of cash and cash equivalents, short-term investments and available-for-sale investment securities. These assets totaled $5.05 billion and $4.00 billion as of March 31, 2015 and December 31, 2014 respectively, and represented 17% and 14% of total assets as of those dates. Traditional forms of funding, such as deposits and borrowing augment these liquid assets. At March 31, 2015, our core deposits amounted to $18.79 billion or 63% of total assets, compared to $17.90 billion or 62% of total assets, as of December 31, 2014. Our available borrowing capacity at the FHLB and Federal Reserve Bank discount window that is supported by securities and loans was $5.41 billion and $2.92 billion respectively as of March 31, 2015. The combined unused borrowing capacity at the FHLB and Federal Reserve Bank equaled 28% of total assets as of March 31, 2015. In addition to these secured borrowing lines with the FHLB and Federal Reserve Bank, we have federal funds lines aggregating $683.0 million with various correspondent banks and master repurchase agreements with major brokerage companies.

During the three months ended March 31, 2015, the Company generated net cash inflows from operating activities of $125.5 million, compared to net cash inflows of $47.9 million for the same period in 2014. Net income for the three months ended March 31, 2015 increased by $25.9 million compared to the same period a year ago, while net cash from operating activities increased $77.7 million. The year-to-year improvement in cash inflow was mainly fueled by an increase in accrued expenses and other liabilities, a reduction in originations and purchases of loans held for sale and growth in profitability.

Net cash outflows from investing activities totaled $397.3 million and $85.6 million during the three months ended March 31, 2015 and 2014, respectively. Cash outflows from investing activities for the three months ended March 31, 2015 and 2014 were primarily related to net increases in loans and purchases of available-for-sale investment securities. The $311.7 million year-to-year increase in net cash outflow from investing activities was mainly attributable to a $525.0 million net increase in securities purchased under resale agreements and an increase in purchases of available-for-sale investment securities of $379.3 million, partially offset by a $545.6 million increase in proceeds from loan sales.

Net cash inflows from financing activities of $1.12 billion and $1.03 billion during the three months ended March 31, 2015 and 2014, respectively. The increase in net cash inflows from financing activities mainly stemmed from increases in deposits, partly offset by cash dividend payments of $29.3 million and $26.1 million during the three months ended March 31, 2015 and 2014, respectively. The $91.3 million year-to-year increase in net cash inflow from financing activities was primarily due to deposit growth.

The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs. As of March 31, 2015, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of March 31, 2015, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

The liquidity of East West Bancorp, Inc. has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. The Bank did not pay dividends to the Company during the three months ended March 31, 2015. In comparison, for the three months ended March 31, 2014, the Bank paid $111.6 million of dividends to the Company. In April 2015, the Company’s Board of Directors declared a quarterly dividend of $0.20 per share on the Company’s common stock payable on or about May 15, 2015 to shareholders of record on May 1, 2015.

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and net portfolio value on a quarterly basis. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2015 and December 31, 2014, assuming a non-parallel shift of 100 and 200 basis points in both directions:

	Net Interest Income Volatility (1)		Net Portfolio Value Volatility (2)
Change in Interest Rates (Basis Points)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
+200	14.0%	15.5%	10.2%	9.5%
+100	7.2%	7.6%	4.7%	4.8%
-100	(1.2)%	(1.1)%	(2.4)%	(2.0)%
-200	(1.6)%	(1.4)%	(7.0)%	(3.4)%

(1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

All interest-earning assets, interest-bearing liabilities, and related derivative contracts were included in the interest rate sensitivity analysis at March 31, 2015 and December 31, 2014. As of March 31, 2015, the Company’s balance sheet is more sensitive to interest rate changes on the asset side than the liability side. In a rising rate environment, this allows more net interest income and higher net portfolio value for the Company. However, in a declining rate environment, the Company will see lower net interest income and lower net portfolio value as projected in the volatility table above. At March 31, 2015 and December 31, 2014, the Company’s estimated changes in net interest income and net portfolio value were within the ranges established by the Board of Directors.

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

The following table presents the outstanding principal balances and the weighted average interest rates of the Company’s financial instruments as of March 31, 2015. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments:

	Expected Maturity or Repricing Date by Year
($ in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Assets:
CD investments	$534,456	$—	$—	$—	$—	$—	$534,456
Average yield (fixed rate)	3.56%	—%	—%	—%	—%	—%	3.56%
Short-term investments	$1,351,972	$—	$—	$—	$—	$—	$1,351,972
Weighted average rate	0.34%	—%	—%	—%	—%	—%	0.34%
Resale agreements	$1,000,000	$—	$250,000	$50,000	$—	$250,000	$1,550,000
Weighted average rate	0.97%	—%	1.58%	2.15%	—%	2.24%	1.31%
Available-for-sale investment securities	$865,632	$294,500	$537,563	$652,647	$140,581	$350,162	$2,841,085
Weighted average rate	1.69%	2.10%	1.49%	1.59%	1.90%	3.30%	1.88%
Total gross loans	$17,920,146	$1,697,886	$957,718	$554,545	$288,908	$270,661	$21,689,864
Weighted average rate	3.89%	4.68%	4.97%	4.82%	5.21%	5.96%	4.07%
Liabilities:
Checking deposits	$2,239,416	$—	$—	$—	$—	$—	$2,239,416
Weighted average rate	0.25%	—%	—%	—%	—%	—%	0.25%
Money market deposits	$6,360,795	$—	$—	$—	$—	$—	$6,360,795
Weighted average rate	0.27%	—%	—%	—%	—%	—%	0.27%
Savings deposits	$1,702,507	$—	$—	$—	$—	$—	$1,702,507
Weighted average rate	0.17%	—%	—%	—%	—%	—%	0.17%
Time deposits	$5,140,510	$551,175	$220,899	$194,435	$147,943	$121,410	$6,376,372
Weighted average rate	0.63%	0.98%	1.20%	1.22%	1.16%	(0.27)%	0.69%
FHLB advances	$332,000	$—	$—	$—	$—	$—	$332,000
Weighted average rate	0.59%	—%	—%	—%	—%	—%	0.59%
Repurchase agreements (fixed rate)	$495,000	$—	$—	$—	$—	$—	$495,000
Weighted average rate	4.75%	—%	—%	—%	—%	—%	4.75%
Repurchase agreements (variable rate)	$200,000	$—	$—	$—	$—	$—	$200,000
Weighted average rate	2.90%	—%	—%	—%	—%	—%	2.90%
Junior subordinated debt (variable rate)	$152,641	$—	$—	$—	$—	$—	$152,641
Weighted average rate	1.85%	—%	—%	—%	—%	—%	1.85%
Other long-term borrowing (variable rate)	$75,000	$—	$—	$—	$—	$—	$75,000
Weighted average rate	1.81%	—%	—%	—%	—%	—%	1.81%

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

The Asset/Liability Committee is authorized to utilize a variety of off-balance sheet financial techniques to assist in the management of interest rate risk. The Company may elect to use derivative financial instruments as part of the Company’s asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on the Company’s net interest margin and stockholders’ equity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in the Company’s portfolio, see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability and Market Risk Management” presented elsewhere in this report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2015.

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

For information regarding legal proceedings, see Note 12 — Commitments and Contingencies to the consolidated financial statements in Part I of this Form 10-Q that supplements the disclosure in Note 15 — Commitments and Contingencies to the consolidated financial statements of the Company’s 2014 Annual Report.

ITEM 1A.	RISK FACTORS

The Company’s 2014 Annual Report contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item 1A. Risk Factors”. There are no material changes to the Company’s risk factors as presented in the Company’s 2014 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended March 31, 2015.

On July 17, 2013, the Company's Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company's common stock. As of March 31, 2015, the Company did not repurchase any shares under this program.

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

Dated: May 8, 2015

EAST WEST BANCORP, INC.

By:	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and
Chief Financial Officer; Duly Authorized Officer