Form 10-Q
period 2015-06-30
EAST WEST BANCORP INC
filed 2015-08-07
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 143,850,084 shares as of July 31, 2015.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference, some of which are beyond our control, include, but are not limited to:

•	changes in our borrowers’ performance on loans;

•	changes in the commercial and consumer real estate markets;

•	changes in our costs of operation, compliance and expansion;

•	changes in the U.S. economy, including inflation, employment levels, rate of growth and general business conditions;

•	changes in government interest rate policies;

•
changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System, and the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Securities and Exchange Commission (“SEC”) and the Consumer Financial Protection Bureau;

•	changes in the economy of and monetary policy in the People’s Republic of China;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board or other regulatory agencies and its impact on critical accounting policies and assumptions;

•	changes in the equity and debt securities markets;

•	changes in competitive pressures on financial institutions;

•	future credit quality and performance, including our expectations regarding future loan losses and allowance levels;

•	effect of government budget cuts and government shut down;

•	fluctuations of our stock price;

•	success and timing of our business strategies;

•	impact of reputational risk created by these developments on matters such as business generation and retention, funding and liquidity;

•	impact of potential federal tax increases and spending cuts;

•	impact of adverse judgments or settlements in litigation;

•	impact of regulatory enforcement actions;

•	changes in our ability to receive dividends from our subsidiaries;

•	impact of political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions;

•	our capital requirements and our ability to generate capital internally or raise capital on favorable terms; and

•	impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on our business, business practices and cost of operations.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 2, 2015 (the “2014 Form 10-K”), under the heading “ITEM 1A. RISK FACTORS” and the information set forth under “ITEM 1A. RISK FACTORS” in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$1,877,914	$1,039,885
Short-term investments	274,838	338,714
Securities purchased under resale agreements (“resale agreements”)	1,100,000	1,225,000
Available-for-sale investment securities, at fair value	2,982,146	2,626,365
Loans held for sale	195,427	45,950
Loans held-for-investment (net of allowance for loan losses of $261,229 in 2015 and $261,679 in 2014)	21,697,435	21,468,270
Other real estate owned, net	25,792	32,111
Investment in Federal Home Loan Bank stock, at cost	18,155	31,239
Investment in Federal Reserve Bank stock, at cost	54,675	54,451
Investments in qualified affordable housing partnerships, net (1)	176,566	178,962
Premises and equipment (net of accumulated depreciation of $92,797 in 2015 and $85,409 in 2014)	173,333	180,900
Goodwill	469,433	469,433
Other assets (1)	1,018,358	1,052,312
TOTAL (1)	$30,064,072	$28,743,592
LIABILITIES
Customer deposits:
Noninterest-bearing	$7,705,335	$7,381,030
Interest-bearing	17,822,885	16,627,744
Total deposits	25,528,220	24,008,774
Short-term borrowings	3,271	—
Federal Home Loan Bank advances	318,322	317,241
Securities sold under repurchase agreements (“repurchase agreements”)	400,000	795,000
Long-term debt	215,964	225,848
Accrued expenses and other liabilities	593,347	540,618
Total liabilities	27,059,124	25,887,481
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 164,182,103 and 163,772,218 shares issued in 2015 and 2014, respectively; 143,849,036 and 143,582,229 shares outstanding in 2015 and 2014, respectively.	164	164
Additional paid in capital	1,690,384	1,677,767
Retained earnings (1)	1,744,955	1,604,141
Treasury stock at cost—20,333,067 shares in 2015 and 20,189,989 shares in 2014.	(435,985)	(430,198)
Accumulated other comprehensive income, net of tax	5,430	4,237
Total stockholders’ equity (1)	3,004,948	2,856,111
TOTAL (1)	$30,064,072	$28,743,592

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects Accounting Standards Update (“ASU”) 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data, shares in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$234,049	$269,484	$475,615	$531,055
Available-for-sale investment securities	9,484	12,490	19,668	24,766
Resale agreements	4,680	4,559	9,529	9,412
Investment in Federal Home Loan Bank and Federal Reserve Bank stock	2,306	1,555	3,542	3,426
Due from banks and short-term investments	4,926	6,354	10,352	11,956
Total interest and dividend income	255,445	294,442	518,706	580,615
INTEREST EXPENSE
Customer deposits	18,195	15,569	35,158	31,451
Short-term borrowings	18	—	18	—
Federal Home Loan Bank advances	1,049	1,015	2,082	2,060
Repurchase agreements	7,533	10,189	15,939	20,267
Long-term debt	1,158	1,219	2,300	2,421
Total interest expense	27,953	27,992	55,497	56,199
Net interest income before provision for loan losses	227,492	266,450	463,209	524,416
Provision for loan losses	3,494	8,000	8,481	14,933
Net interest income after provision for loan losses	223,998	258,450	454,728	509,483
NONINTEREST INCOME (LOSS)
Branch fees	9,791	9,519	19,175	18,965
Letters of credit fees and foreign exchange income	8,825	8,940	17,531	15,796
Ancillary loan fees	2,812	2,521	5,468	4,993
Wealth management fees	4,757	5,232	9,936	8,260
Derivative commission income	2,733	2,634	7,763	5,223
Changes in FDIC indemnification asset and receivable/payable	(6,668)	(57,558)	(15,090)	(111,192)
Net gains on sales of loans	5,280	6,793	14,831	12,989
Net gains on sales of available-for-sale investment securities	5,554	671	9,958	4,089
Other fees and other operating income	7,509	6,303	15,147	11,016
Total noninterest income (loss)	40,593	(14,945)	84,719	(29,861)
NONINTEREST EXPENSE
Compensation and employee benefits	62,860	55,081	127,113	114,358
Occupancy and equipment expense	15,185	16,534	30,628	32,385
Amortization of tax credit and other investments (1)	2,997	5,490	9,296	6,982
Amortization of premiums on deposits acquired	2,337	2,624	4,728	5,124
Deposit insurance premiums and regulatory assessments	3,341	5,812	8,997	11,514
Loan related expense (income)	1,750	(1,098)	4,090	1,477
Other real estate owned (income) expense	(5,081)	783	(6,107)	2,117
Legal expense	4,134	9,104	11,004	12,903
Data processing	2,377	2,940	4,994	11,140
Consulting expense	2,182	2,328	4,613	3,377
Repurchase agreements extinguishment costs	6,625	—	6,625	—
Other operating expense	21,463	20,941	42,219	39,116
Total noninterest expense (1)	120,170	120,539	248,200	240,493
INCOME BEFORE INCOME TAXES (1)	144,421	122,966	291,247	239,129
INCOME TAX EXPENSE (1)	45,673	38,661	92,472	80,653
NET INCOME (1)	$98,748	$84,305	$198,775	$158,476
EARNINGS PER SHARE
BASIC (1)	$0.69	$0.59	$1.38	$1.11
DILUTED (1)	$0.68	$0.59	$1.38	$1.11
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	143,846	143,187	143,751	142,578
DILUTED	144,480	143,689	144,408	143,158
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.18	$0.40	$0.36

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (1)	$98,748	$84,305	$198,775	$158,476
Other comprehensive (loss) income, net of tax:
Net change in unrealized (losses) gains on available-for-sale investment securities	(8,135)	14,506	1,190	27,945
Net change in unrealized gains (losses) on other investments	10	(4)	3	(21)
Other comprehensive (loss) income	(8,125)	14,502	1,193	27,924
COMPREHENSIVE INCOME (1)	$90,623	$98,807	$199,968	$186,400

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid In Capital Common Stock	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Stockholders’ Equity (1)
BALANCE, JANUARY 1, 2014 (1)	$163	$1,571,670	$1,362,278	$(537,279)	$(30,459)	$2,366,373
Net income (1)	—	—	158,476	—	—	158,476
Other comprehensive income	—	—	—	—	27,924	27,924
Stock compensation costs	—	6,745	—	—	—	6,745
Tax benefit from stock compensation plans, net	—	3,787	—	—	—	3,787
Issuance of 390,195 shares of common stock pursuant to various stock compensation plans and agreements	—	1,207	—	—	—	1,207
Cancellation of 12,959 shares of common stock due to forfeitures of issued restricted stock	—	241	—	(241)	—	—
202,070 shares of restricted stock surrendered due to employee tax liability	—	—	—	(7,308)	—	(7,308)
Common stock dividends	—	—	(51,970)	—	—	(51,970)
Issuance of 5,583,093 shares pursuant to MetroCorp Bancshares, Inc. acquisition	—	73,044	—	117,786	—	190,830
Warrant acquired pursuant to MetroCorp Bancshares, Inc. acquisition	—	4,855	—	—	—	4,855
BALANCE, JUNE 30, 2014 (1)	$163	$1,661,549	$1,468,784	$(427,042)	$(2,535)	$2,700,919
BALANCE, JANUARY 1, 2015 (1)	$164	$1,677,767	$1,604,141	$(430,198)	$4,237	$2,856,111
Net income	—	—	198,775	—	—	198,775
Other comprehensive income	—	—	—	—	1,193	1,193
Stock compensation costs	—	7,652	—	—	—	7,652
Tax benefit from stock compensation plans, net	—	3,196	—	—	—	3,196
Issuance of 409,885 shares of common stock pursuant to various stock compensation plans and agreements	—	1,769	—	—	—	1,769
143,078 shares of restricted stock surrendered due to employee tax liability	—	—	—	(5,787)	—	(5,787)
Common stock dividends	—	—	(57,961)	—	—	(57,961)
BALANCE, JUNE 30, 2015	$164	$1,690,384	$1,744,955	$(435,985)	$5,430	$3,004,948

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (1)	$198,775	$158,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	30,801	38,302
(Accretion) of discount and amortization of premiums, net	(29,504)	(113,327)
Changes in FDIC indemnification asset and receivable/payable	15,090	111,192
Stock compensation costs	7,652	6,745
Deferred tax expense	10,056	7
Tax benefit from stock compensation plans, net	(3,196)	(3,787)
Provision for loan losses	8,481	14,933
Net gains on sales of loans	(14,831)	(12,989)
Net gains on sales of available-for-sale investment securities	(9,958)	(4,089)
Net gains on sales of other real estate owned, premises and equipment and other assets	(9,041)	(3,863)
Originations and purchases of loans held for sale	(442)	(86,312)
Proceeds from sales and paydowns/payoffs in loans held for sale	1,863	109,241
Repurchase agreements extinguishment costs	6,625	—
Net (payments to) proceeds from FDIC shared-loss agreements	(1,331)	2,367
Net change in accrued interest receivable and other assets (1)	76,621	(112,876)
Net change in accrued expenses and other liabilities	3,145	(55,872)
Other net operating activities	(1,346)	(633)
Total adjustments (1)	90,685	(110,961)
Net cash provided by operating activities	289,460	47,515
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash paid	—	138,465
Net (increase) decrease in:
Loans receivable	(1,350,101)	(1,581,763)
Short-term investments	63,876	(28,657)
Investments in qualified affordable housing partnerships, tax credit and other investments	(31,977)	(43,195)
Purchases of:
Resale agreements	(1,345,000)	(475,000)
Available-for-sale investment securities	(1,221,706)	(250,607)
Loans receivable	(2,514)	(1,817)
Proceeds from sale of:
Available-for-sale investment securities	473,062	351,842
Loans receivable	1,013,886	355,974
Other real estate owned	15,337	20,943
Paydowns and maturities of resale agreements	1,175,000	500,000
Repayments, maturities and redemptions of available-for-sale investment securities	396,809	207,746
Redemption of Federal Home Loan Bank stock	13,084	27,309
Surrender of life insurance policies	156	49,111
Other net investing activities	1,459	(11,384)
Net cash used in investing activities	(798,629)	(741,033)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	1,519,447	1,143,322
Short-term borrowings	3,271	—
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	1,769	1,207
Payment for:
Repayment of Federal Home Loan Bank advances	—	(10,000)
Repayment of long-term debt	(10,000)	(20,310)
Extinguishment of repurchase agreements	(106,625)	(15,000)
Repurchase of vested shares due to employee tax liability	(5,787)	(7,308)
Cash dividends	(58,073)	(51,956)
Tax benefit from stock compensation plans, net	3,196	3,787
Net cash provided by financing activities	1,347,198	1,043,742
NET INCREASE IN CASH AND CASH EQUIVALENTS	838,029	350,224
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,039,885	895,820
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,877,914	$1,246,044

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$55,036	$56,357
Income tax payments, net of refunds	$19,174	$221,355
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	$1,149,830	$605,726
Transfers to other real estate owned	$4,629	$38,048
Loans to facilitate sale of other real estate owned	$1,750	$—
Issuance of stock related to acquisition	$—	$190,830

See accompanying notes to consolidated financial statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited interim consolidated financial statements in this Form 10-Q include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (referred to herein as “East West Bank” or the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and balances have been eliminated in consolidation. As of June 30, 2015, East West has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”), one of which was the result of the acquisition of MetroCorp Bancshares, Inc. (“MetroCorp”) during the three months ended March 31, 2014, as discussed in Note 3 to the Company’s consolidated financial statements. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Trusts are not consolidated into the Company.

The unaudited interim consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applicable guidelines prescribed by regulatory authorities, and general practices within the banking industry, reflect all adjustments that, in the opinion of management, are necessary for fair statement of the interim period financial statements. Certain prior year balances and notes have been reclassified to conform to current period presentation.

The Company restated prior period financial statements to reflect the impact of the retrospective application of Accounting Standards Update (“ASU”) 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. See Note 10 to the Company’s consolidated financial statements for details.

The current period’s results of operations are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Events subsequent to the consolidated balance sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission on March 2, 2015 (the “2014 Form 10-K”).

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

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs that would require a transfer of mortgage loans collateralized by residential real estate properties to other real estate owned (“OREO”). The guidance also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. The Company adopted this guidance in the first quarter 2015 with prospective application. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as this guidance was consistent with the Company’s prior practice. See Note 9 for details regarding this adoption.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate.  ASU 2014-09 establishes a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis to improve targeted areas of the consolidation guidance and reduce the number of consolidation models. The Company may either apply the amendments retrospectively or use a modified retrospective approach. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The Company should apply the new guidance retrospectively to all prior periods. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 amends ASC 350-40 and requires the Company to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the Company should account for the fees related to the software license element consistent with how the acquisition of other software licenses are accounted for under ASC 350-40. If the arrangement does not contain a software license, the Company should account for the arrangement as a service contract. The Company may either apply the new guidance prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. ASU 2015-05 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 3 — BUSINESS COMBINATION

There were no business combinations during the six months ended June 30, 2015.

On January 17, 2014, the Company completed the acquisition of MetroCorp, parent of MetroBank, N.A. and Metro United Bank. The purchase consideration was satisfied with two thirds East West stock and one third cash. The fair value of the consideration transferred in the acquisition of MetroCorp was $291.4 million, which consisted of 5,583,093 shares of East West common stock fair valued at $190.8 million at the date of acquisition and $89.4 million in cash, $2.4 million of additional cash to MetroCorp stock option holders and a MetroCorp warrant, fair valued at $8.8 million, assumed by the Company. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. At the acquisition date, the Company recorded total fair value of assets and liabilities acquired of $1.70 billion and $1.41 billion, respectively. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The Company recorded $121.0 million of goodwill at the MetroCorp acquisition date. During the three months ended December 31, 2014, the Company recorded additional tax and bank owned life insurance adjustments of $10.3 million and $0.7 million, respectively, related to the MetroCorp acquisition, increasing goodwill to $132.0 million.

Refer to Note 2 — Business Combination in Item 8 of the Company’s 2014 Form 10-K for additional details related to the MetroCorp acquisition.

NOTE 4 — FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

In determining fair value, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy is based on the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

In determining the appropriate hierarchy levels, the Company performs an analysis of the assets and liabilities that are subject to fair value disclosure. These assets and liabilities are reported on the consolidated balance sheets at their fair values as of June 30, 2015 and December 31, 2014. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurements.

The following tables present both financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of June 30, 2015
($ in thousands)	Fair Value Measurements June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$1,200,111	$1,200,111	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	424,863	—	424,863	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	187,388	—	187,388	—
Residential mortgage-backed securities	688,712	—	688,712	—
Municipal securities	206,422	—	206,422	—
Other residential mortgage-backed securities:
Investment grade	61,908	—	61,908	—
Corporate debt securities:
Investment grade	156,978	—	156,978	—
Non-investment grade	10,025	—	10,025	—
Other securities	45,739	35,534	10,205	—
Total available-for-sale investment securities	$2,982,146	$1,235,645	$1,746,501	$—

Derivative assets:
Interest rate swaps and caps	$44,424	$—	$44,424	$—
Foreign exchange contracts	$11,044	$—	$11,044	$—
Derivative liabilities:
Interest rate swaps on certificates of deposit	$(8,177)	$—	$(8,177)	$—
Interest rate swaps and caps	$(43,810)	$—	$(43,810)	$—
Foreign exchange contracts	$(10,186)	$—	$(10,186)	$—

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2014
($ in thousands)	Fair Value Measurements December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$873,435	$873,435	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	311,024	—	311,024	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	141,420	—	141,420	—
Residential mortgage-backed securities	791,088	—	791,088	—
Municipal securities	250,448	—	250,448	—
Other residential mortgage-backed securities:
Investment grade	53,918	—	53,918	—
Other commercial mortgage-backed securities:
Investment grade	34,053	—	34,053	—
Corporate debt securities:
Investment grade	115,182	—	115,182	—
Non-investment grade	14,681	—	8,153	6,528
Other securities	41,116	32,105	9,011	—
Total available-for-sale investment securities	$2,626,365	$905,540	$1,714,297	$6,528

Derivative assets:
Foreign exchange options	$6,136	$—	$6,136	$—
Interest rate swaps and caps	$41,534	$—	$41,534	$—
Foreign exchange contracts	$8,118	$—	$8,118	$—
Derivative liabilities:
Interest rate swaps on certificates of deposit	$(9,922)	$—	$(9,922)	$—
Interest rate swaps and caps	$(41,779)	$—	$(41,779)	$—
Foreign exchange contracts	$(9,163)	$—	$(9,163)	$—
Embedded derivative liabilities	$(3,392)	$—	$—	$(3,392)

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  The following tables present a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
($ in thousands)	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities
Beginning balance, April 1	$—	$(3,412)	$6,717	$(3,398)
Total gains for the period:
Included in earnings(1)	—	—	—	36
Included in other comprehensive income (unrealized)(2)	—	—	1,209	—
Purchases, issues, sales, settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	—	3,412	(9)	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance, June 30	$—	$—	$7,917	$(3,362)
Changes in unrealized gains included in earnings relating to assets and liabilities held at the end of June 30	$—	$—	$—	$(36)

	Six Months Ended June 30,
	2015		2014
($ in thousands)	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities
Beginning balance, January 1	$6,528	$(3,392)	$6,371	$(3,655)
Total gains or (losses) for the period:
Included in earnings(1)	960	(20)		293
Included in other comprehensive income (unrealized)(2)	922	—	1,643	—
Purchases, issues, sales, settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	(7,219)	—	—	—
Settlements	(98)	3,412	(97)	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3	(1,093)	—	—	—
Ending balance, June 30	$—	$—	$7,917	$(3,362)
Changes in unrealized gains included in earnings relating to assets and liabilities held at the end of June 30	$—	$—	$—	$(293)

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

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers of assets measured on a recurring basis in and out of Level 1, Level 2 or Level 3 during the three months ended June 30, 2015 and 2014. During the six months ended June 30, 2015, the Company transferred $1.1 million of assets measured on a recurring basis out of Level 3 into Level 2 due to increased market liquidity and price observability on certain pooled trust preferred securities. There were no transfers of assets measured on a recurring basis in and out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2014.

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets and liabilities measured on a recurring basis classified as Level 3 as of December 31, 2014:

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

Assets measured at fair value on a nonrecurring basis include certain non-purchased credit impaired (“non-PCI”) loans, OREO, and loans held for sale. These fair value adjustments result from impairments recognized during the period on certain non-PCI loans, application of fair value less cost to sell on OREO and application of lower of cost or market (“LOCOM”) valuation on loans held for sale.

The following tables present the carrying amounts of all assets that were still held as of June 30, 2015 and December 31, 2014 for which a nonrecurring fair value measurement was recorded:

	Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2015
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial Real Estate (“CRE”)	$14,641	$—	$—	$14,641
Commercial and Industrial (“C&I”)	43,138	—	—	43,138
Residential	15,104	—	—	15,104
Consumer	608	—	—	608
Total non-PCI impaired loans	$73,491	$—	$—	$73,491
OREO	$3,848	$—	$—	$3,848
Loans held for sale	$33,719	$—	$33,719	$—

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2014
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
CRE	$26,089	$—	$—	$26,089
C&I	16,581	—	—	16,581
Residential	25,034	—	—	25,034
Consumer	107	—	—	107
Total non-PCI impaired loans	$67,811	$—	$—	$67,811
OREO	$17,521	$—	$—	$17,521

The following table presents fair value adjustments of certain assets measured on a nonrecurring basis recognized during the three and six months ended and still held as of June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Non-PCI impaired loans:
CRE	$(445)	$1,865	$(905)	$1,376
C&I	(6,454)	(9,642)	(9,303)	(11,705)
Residential	(216)	413	(341)	27
Consumer	(1)	—	(1)	—
Total non-PCI impaired loans	$(7,116)	$(7,364)	$(10,550)	$(10,302)
OREO	$(200)	$(69)	$(258)	$(595)
Loans held for sale	$(517)	$—	$(517)	$—

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of June 30, 2015 and December 31, 2014:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
June 30, 2015
Non-PCI impaired loans	$34,095	Discounted cash flow	Discount rate	0% - 89%	33%
	$39,396	Market comparables	Discount rate (1)	0% - 100%	17%
OREO	$3,848	Appraisal	Selling cost	8%	8%

December 31, 2014
Non-PCI impaired loans	$11,499	Discounted cash flow	Discount rate	0% - 81%	49%
	$56,312	Market comparables	Discount rate (1)	0% - 100%	4%
OREO	$17,521	Appraisal	Selling cost	8%	8%

(1)	Discount rate is adjusted for factors such as liquidation cost of collateral and selling costs.

The following tables present the carrying and fair values per the fair value hierarchy of certain financial instruments, excluding those measured at fair value on a recurring basis, as of June 30, 2015 and December 31, 2014:

	June 30, 2015
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$1,877,914	$1,877,914	$—	$—	$1,877,914
Short-term investments	$274,838	$—	$274,838	$—	$274,838
Securities purchased under resale agreements (“resale agreements”)	$1,100,000	$—	$1,091,775	$—	$1,091,775
Loans held for sale	$195,427	$—	$197,813	$—	$197,813
Loans receivable, net	$21,697,435	$—	$—	$21,460,209	$21,460,209
Investment in Federal Home Loan Bank (“FHLB”) stock	$18,155	$—	$18,155	$—	$18,155
Investment in Federal Reserve Bank stock	$54,675	$—	$54,675	$—	$54,675
Accrued interest receivable	$81,575	$—	$81,575	$—	$81,575
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	$18,872,270	$—	$18,872,270	$—	$18,872,270
Time deposits	$6,655,950	$—	$6,640,165	$—	$6,640,165
Short-term borrowings	$3,271	$—	$3,271	$—	$3,271
FHLB advances	$318,322	$—	$334,284	$—	$334,284
Securities sold under repurchase agreements (“repurchase agreements”)	$400,000	$—	$388,498	$—	$388,498
Accrued interest payable	$10,762	$—	$10,762	$—	$10,762
Long-term debt	$215,964	$—	$193,157	$—	$193,157

	December 31, 2014
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$1,039,885	$1,039,885	$—	$—	$1,039,885
Short-term investments	$338,714	$—	$338,714	$—	$338,714
Resale agreements	$1,225,000	$—	$1,191,060	$—	$1,191,060
Loans held for sale	$45,950	$—	$45,950	$—	$45,950
Loans receivable, net	$21,468,270	$—	$—	$20,997,379	$20,997,379
Investment in FHLB stock	$31,239	$—	$31,239	$—	$31,239
Investment in Federal Reserve Bank stock	$54,451	$—	$54,451	$—	$54,451
Accrued interest receivable	$88,303	$—	$88,303	$—	$88,303
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	$17,896,035	$—	$17,896,035	$—	$17,896,035
Time deposits	$6,112,739	$—	$6,095,217	$—	$6,095,217
FHLB advances	$317,241	$—	$336,302	$—	$336,302
Repurchase agreements	$795,000	$—	$870,434	$—	$870,434
Accrued interest payable	$11,303	$—	$11,303	$—	$11,303
Long-term debt	$225,848	$—	$205,777	$—	$205,777

The following is a description of the valuation methodologies and significant assumptions used in estimating fair value of financial instruments:

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

Resale Agreements — Resale agreements with original maturities of 90 days or less are included in cash and cash equivalents.  The fair value of resale agreements with original maturities of more than 90 days is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.  Due to the observable nature of the inputs used in deriving the estimated fair values, these instruments are classified as Level 2.

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

Loans Held for Sale — The Company’s loans held for sale are carried at the LOCOM. These loans are comprised of single-family and student loans.  The fair value of loans held for sale is derived from current market prices and comparative current sales. As such, the Company records any fair value adjustments on a nonrecurring basis. Loans held for sale are classified as Level 2.

Non-PCI Impaired Loans — The Company evaluates non-PCI impaired loans on a nonrecurring basis. The fair value of non-PCI impaired loans is measured using the market comparables technique. For CRE loans and C&I loans, the fair value is based on each loan’s observable market price or the fair value of the collateral less cost to sell, if the loan is collateral dependent. The fair value of collateral is based on third party appraisals or evaluations which are reviewed by the Company’s appraisal department. Updated appraisals and evaluations are generally obtained within the last 12 months. On a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate. For certain impaired loans, the Company utilizes the discounted cash flow approach and applies a discount rate derived from historical data. For impaired loans with an unpaid balance below a certain threshold, the Company applies historical loss rates to derive the fair value. The significant unobservable inputs used in the fair value measurement of non-PCI impaired loans are discount rates applied based on the liquidation cost of collateral and selling costs. Non-PCI impaired loans are classified as Level 3.

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

Foreign Exchange Options — The Company entered into foreign exchange option contracts with major investment firms in 2010. The settlement amount is determined based upon the performance of the Chinese currency Renminbi (“RMB”) relative to the U.S. Dollar (“USD”) over the 5-year term of the contracts. The performance amount is computed based on the average quarterly value of the RMB compared to the USD as compared to the initial value. The fair value of these derivative contracts is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the foreign exchange options. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of the option contracts is classified as Level 2.

Interest Rate Swaps and Caps — The Company enters into interest rate swap and cap contracts with institutional counterparties to hedge against interest rate swap and cap products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or cap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of interest rate swap and cap contracts is based on a discounted cash flow approach. The counterparty’s credit risk is considered in the valuation of interest rate swaps and caps. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps and caps is classified as Level 2.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations.  The Company also enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company assumes minimal foreign exchange rate risk as the contract with the customer and the institutional party mirror each other. The fair value is determined at each reporting period based on changes in the foreign exchange rate. The counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the foreign exchange contracts. The valuation of these contracts is classified as Level 2 due to the observable nature of the inputs used in deriving the fair value.

Customer Deposits — The fair value of deposits with no stated maturity, such as demand deposits, interest checking, savings, and money market deposits, approximates the carrying amount as the amounts are payable on demand at the measurement date. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2. For time deposits, the fair value is based on the discounted value of contractual cash flows using current market rates for instruments with similar maturities. Due to the observable nature of the inputs used in deriving the estimated fair values, time deposits are classified as Level 2.

Short-Term Borrowings — The fair value of short-term borrowings generally approximates their book value due to their short maturities.  Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

FHLB Advances — The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for advances with similar remaining maturities at each reporting date. Due to the observable nature of the inputs used in deriving the estimated fair values, these instruments are classified as Level 2.

Repurchase Agreements — As of June 30, 2015 and December 31, 2014, all of the repurchase agreements were long-term in nature and the fair values of the repurchase agreements were calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair values, these instruments are classified as Level 2.

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

Embedded Derivative Liabilities — Under ASC 815, a certificate of deposit that pays interest based on changes in foreign exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e., the certificate of deposit). The Company issues certain certificates of deposit that have a term of five years and pay interest based on the performance of the RMB relative to the USD. The fair value of these embedded derivatives was based on the discounted cash flow approach. The liabilities are divided between the portion under FDIC insurance coverage and the non-insured portion. For the FDIC insured portion, the Company applied a risk premium comparable to an agency security risk premium. For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on the Company’s institutional credit rating. Total credit valuation adjustments were considered nominal to the valuation of embedded derivative liabilities. Increases (decreases), if any, of those inputs in isolation would result in a lower (higher) fair value measurement.  The valuation of the embedded derivative liabilities falls within Level 3 of the fair value hierarchy since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

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

NOTE 5 — STOCK-BASED COMPENSATION

Pursuant to the Company’s 1998 Stock Incentive Plan, as amended, the Company issues stock options and restricted stock awards to employees and outside directors. The Company did not issue any stock options during the three and six months ended June 30, 2015 and 2014.

The restricted stock awards vest ratably in three years or cliff vest in three or five years of continued employment from the date of grant. Some of the restricted stock awards also include a Company financial performance requirement for vesting. The Company receives an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock when the restrictions are released and the shares are issued. Restricted stock awards are forfeited if the employees terminate employment before the restrictions lapse or if the established financial goals are not achieved.

The Company recognized the following stock compensation expense and related net tax benefit associated with its various employee share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Compensation expense related to restricted stock awards	$3,698	$3,565	$7,652	$6,745
Net tax benefit recognized in equity for stock compensation plans	$51	$79	$3,196	$3,787

The following table presents a summary of the activity for the Company’s time-based and performance-based restricted stock awards as of June 30, 2015, including changes during the six months ended June 30, 2015:

	June 30, 2015
	Restricted Stock Awards
	Time-Based		Performance-Based
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of period	751,020	$30.61	518,553	$29.64
Granted	430,078	40.07	149,284	39.95
Vested	(213,625)	23.32	(144,445)	22.05
Forfeited	(37,221)	36.14	—	—
Outstanding at end of period	930,252	$36.44	523,392	$35.64

As of June 30, 2015, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $27.3 million and $11.0 million, respectively. These costs are expected to be recognized over a weighted average period of 2.22 years and 2.09 years, respectively.

NOTE 6 — RESALE AND REPURCHASE AGREEMENTS

Resale Agreements

Resale agreements are recorded at the balances at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $1.60 billion and $1.43 billion as of June 30, 2015 and December 31, 2014, respectively. The weighted average interest rates were 1.39% and 1.55% as of June 30, 2015 and December 31, 2014, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collaterals for these agreements are primarily comprised of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $895.0 million as of June 30, 2015 and $995.0 million as of December 31, 2014. The weighted average interest rate was 3.57% as of June 30, 2015 and 3.70% as of December 31, 2014. The Company recorded $6.6 million of extinguishment charges related to the extinguishment of $100.0 million of repurchase agreements during the three and six months ended June 30, 2015. There were no extinguishment charges recorded during the three and six months ended June 30, 2014.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master repurchase agreements that give the Company, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the consolidated balance sheets when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45. Collateral accepted includes securities that are not recognized on the consolidated balance sheets. Collateral pledged consists of securities that are not netted on the consolidated balance sheets against the related collateralized liability. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, but is usually delivered to and held by the third party trustees. The following tables present resale and repurchase agreements included on the consolidated balance sheets as of June 30, 2015 and December 31, 2014:

($ in thousands)	As of June 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments	Collateral Received		Net Amount
Resale agreements	$1,595,000	$(495,000)	$1,100,000	$—	$(1,093,636)	(1)	$6,364

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments	Collateral Posted		Net Amount
Repurchase agreements	$895,000	$(495,000)	$400,000	$—	$(400,000)	(2)	$—

($ in thousands)	As of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments		Collateral Received		Net Amount
Resale agreements	$1,425,000	$(200,000)	$1,225,000	$(425,000)	(3)	$(797,172)	(1)	$2,828

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Repurchase agreements	$995,000	$(200,000)	$795,000	$(425,000)	(3)	$(370,000)	(2)	$—

(1)	Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

(2)
Represents the fair value of securities the Company has pledged under repurchase agreements, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty.

(3)
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

NOTE 7 — AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and fair value by major categories of available-for-sale investment securities:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$1,194,790	$5,493	$(172)	$1,200,111
U.S. government agency and U.S. government sponsored enterprise debt securities	425,495	584	(1,216)	424,863
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	187,831	502	(945)	187,388
Residential mortgage-backed securities	682,740	9,043	(3,071)	688,712
Municipal securities	205,703	3,580	(2,861)	206,422
Other residential mortgage-backed securities:
Investment grade (1)	61,737	466	(295)	61,908
Corporate debt securities:
Investment grade (1)	157,200	336	(558)	156,978
Non-investment grade (1)	11,525	—	(1,500)	10,025
Other securities	45,914	157	(332)	45,739
Total available-for-sale investment securities	$2,972,935	$20,161	$(10,950)	$2,982,146
December 31, 2014
Available-for-sale investment securities:
U.S. Treasury securities	$873,101	$1,971	$(1,637)	$873,435
U.S. government agency and U.S. government sponsored enterprise debt securities	311,927	490	(1,393)	311,024
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	140,957	1,056	(593)	141,420
Residential mortgage-backed securities	785,412	9,754	(4,078)	791,088
Municipal securities	245,408	6,202	(1,162)	250,448
Other residential mortgage-backed securities:
Investment grade (1)	52,694	1,359	(135)	53,918
Other commercial mortgage-backed securities:
Investment grade (1)	34,000	53	—	34,053
Corporate debt securities:
Investment grade (1)	116,236	—	(1,054)	115,182
Non-investment grade (1)	17,881	—	(3,200)	14,681
Other securities	41,589	243	(716)	41,116
Total available-for-sale investment securities	$2,619,205	$21,128	$(13,968)	$2,626,365

(1)
Available-for-sale investment securities rated BBB- or higher by S&P or Baa3 or higher by Moody’s are considered investment grade. Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains, and gross realized losses related to the sales of available-for-sale investment securities for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Proceeds from sales	$292,561	$21,611	$473,062	$351,842
Gross realized gains	$5,554	$671	$9,958	$4,216
Gross realized losses	$—	$—	$—	$127	(1)
Related tax expense	$2,333	$282	$4,182	$1,717

(1)	The gross $127 thousand of losses resulted from the available-for-sale investment securities acquired from MetroCorp which were sold immediately after the acquisition closed.

Declines in the fair value of securities below their cost that are deemed to be an other-than-temporary impairment (“OTTI”) are recognized in earnings to the extent the impairment is related to credit losses. The following table presents a rollforward of the amounts related to the OTTI credit losses recognized in earnings for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Beginning balance	$106,688	$115,511	$112,338	$115,511
Addition of OTTI previously not recognized	—	—	—	—
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	—	—	—	—
Reduction for securities sold	—	—	(5,650)	—
Ending balance	$106,688	$115,511	$106,688	$115,511

The Company believes that it is not more likely than not that the Company will be required to sell the securities above before recovery of their amortized cost basis. No OTTI credit losses were recognized for the three and six months ended June 30, 2015 and 2014. There were no sales of any investment securities with previously recognized OTTI credit losses for the three months ended June 30, 2015 or the three months ended June 30, 2014. For the six months ended June 30, 2015, the Company realized a gain of $960 thousand from the sale of a non-investment grade corporate debt security with previously recognized OTTI credit losses of $5.7 million. There were no sale transactions of any investment securities with previously recognized OTTI credit losses for the six months ended June 30, 2014.

Unrealized Losses

The following tables present the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$61,141	$(30)	$50,766	$(142)	$111,907	$(172)
U.S. government agency and U.S. government sponsored enterprise debt securities	256,518	(1,106)	24,887	(110)	281,405	(1,216)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	86,572	(504)	21,982	(441)	108,554	(945)
Residential mortgage-backed securities	135,426	(1,115)	96,853	(1,956)	232,279	(3,071)
Municipal securities	52,924	(1,906)	15,262	(955)	68,186	(2,861)
Other residential mortgage-backed securities:
Investment grade	5,684	(16)	6,589	(279)	12,273	(295)
Corporate debt securities:
Investment grade	10,050	(36)	90,618	(522)	100,668	(558)
Non-investment grade	—	—	10,025	(1,500)	10,025	(1,500)
Other securities	18,047	(53)	8,721	(279)	26,768	(332)
Total available-for-sale investment securities	$626,362	$(4,766)	$325,703	$(6,184)	$952,065	$(10,950)

	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2014
Available-for-sale investment securities:
U.S. Treasury securities	$170,260	$(266)	$163,800	$(1,371)	$334,060	$(1,637)
U.S. government agency and U.S. government sponsored enterprise debt securities	69,438	(504)	124,104	(889)	193,542	(1,393)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	45,405	(257)	16,169	(336)	61,574	(593)
Residential mortgage-backed securities	81,927	(270)	241,047	(3,808)	322,974	(4,078)
Municipal securities	6,391	(26)	61,107	(1,136)	67,498	(1,162)
Other residential mortgage-backed securities:
Investment grade	—	—	7,217	(135)	7,217	(135)
Corporate debt securities:
Investment grade	25,084	(12)	90,098	(1,042)	115,182	(1,054)
Non-investment grade	—	—	14,681	(3,200)	14,681	(3,200)
Other securities	15,885	(716)	—	—	15,885	(716)
Total available-for-sale investment securities	$414,390	$(2,051)	$718,223	$(11,917)	$1,132,613	$(13,968)

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

The majority of the total unrealized losses related to securities are related to non-investment grade corporate debt securities, residential agency mortgage-backed securities, and municipal securities. As of June 30, 2015, residential agency mortgage-backed securities, municipal securities and non-investment grade corporate debt securities represented 23%, 7% and less than 1%, respectively, of the total available-for-sale investment securities portfolio. As of December 31, 2014, residential agency mortgage-backed securities, municipal securities and non-investment grade corporate debt securities represented 30%, 10% and 1%, respectively, of the total available-for-sale investment securities portfolio. The unrealized losses on these securities were primarily attributed to yield curve movement, together with the widened liquidity spread and credit spread. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

Management believes the impairments detailed in the tables of gross unrealized losses above are temporary and are not impaired due to reasons of credit quality. Accordingly, no impairment loss has been recorded in the Company’s consolidated statements of income for the three and six months ended June 30, 2015 and 2014.

Available-for-Sale Investment Securities Maturities

The following table presents the scheduled maturities of available-for-sale investment securities as of June 30, 2015:

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$432,277	$430,898
Due after one year through five years	1,407,326	1,414,615
Due after five years through ten years	328,129	325,541
Due after ten years	805,203	811,092
Total available-for-sale investment securities	$2,972,935	$2,982,146

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Available-for-sale investment securities with a par value of $1.68 billion and $1.93 billion were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, or for other purposes required or permitted by law as of June 30, 2015 and December 31, 2014, respectively.

NOTE 8 — DERIVATIVES

The following table presents the total notional and fair values of the Company’s derivatives as of June 30, 2015 and December 31, 2014:

	Fair Values of Derivative Instruments
	June 30, 2015			December 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
($ in thousands)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit	$116,642	$—	$8,177	$132,667	$—	$9,922
Total derivatives designated as hedging instruments	$116,642	$—	$8,177	$132,667	$—	$9,922
Derivatives not designated as hedging instruments:
Foreign exchange options	$—	$—	$—	$85,614	$6,136	$—
Embedded derivative liabilities	—	—	—	47,838	—	3,392
Interest rate swaps and caps	5,403,687	44,424	43,810	4,858,391	41,534	41,779
Foreign exchange contracts	1,032,447	11,044	10,186	680,629	8,118	9,163
Total derivatives not designated as hedging instruments	$6,436,134	$55,468	$53,996	$5,672,472	$55,788	$54,334

(1)	Derivative assets are included in Other Assets. Derivative liabilities are included in Accrued Expenses and Other liabilities, and Interest-Bearing Deposits.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit — The Company is exposed to changes in the fair value of certain fixed rate certificates of deposit due to changes in the benchmark interest rate, London Interbank Offering Rate (“LIBOR”). Interest rate swaps designated as fair value hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. The interest rate swaps and the related certificates of deposit have the same maturity dates.

The total notional amounts of the interest rate swaps on certificates of deposit were $116.6 million and $132.7 million, as of June 30, 2015 and December 31, 2014, respectively. The fair value liabilities of the interest rate swaps were $8.2 million and $9.9 million as of June 30, 2015 and December 31, 2014, respectively. In order to realign the hedged notionals of the interest rate swaps against the outstanding balances of the related certificates of deposit, the Company dedesignated certain existing hedge relationships of its fixed rate certificates of deposit and simultaneously redesignated them as new hedge relationships during the three and six months ended June 30, 2015.

The following table presents the net gains (losses) recognized in the consolidated statements of income related to derivatives designated as hedging instruments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Gains (losses) recorded in interest expense
Recognized on interest rate swaps	$(2,291)	$3,045	$757	$5,750
Recognized on certificates of deposit	2,294	(2,454)	(401)	(5,390)
Net amount recognized on fair value hedges (ineffective portion)	$3	$591	$356	$360

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Options — During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against foreign exchange fluctuations in certain certificates of deposit available to its customers. These certificates of deposit have a term of 5 years and pay interest based on the performance of the RMB relative to the USD. Under ASC 815, a certificate of deposit that pays interest based on changes in foreign exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e., the certificate of deposit). In accordance with ASC 815, both the embedded derivative instruments and the freestanding foreign exchange option contracts are recorded at fair value.

All of the Company’s foreign exchange option contracts have expired as of June 30, 2015. In addition, there were no embedded derivative liabilities as of June 30, 2015. As of December 31, 2014, the notional amounts and fair values of the foreign exchange options were $85.6 million and a $6.1 million asset, respectively, while the notional amounts and fair values of the embedded derivative liabilities were $47.8 million and a $3.4 million liability, respectively.

Interest Rate Swaps and Caps — The Company enters into interest rate derivatives including interest rate swaps and caps with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties.  As of June 30, 2015, the total notional amounts of interest rate swaps and caps, including mirrored transactions with institutional counterparties and the Company’s customers totaled $2.72 billion for derivatives that were in an asset valuation position and $2.68 billion for derivatives that were in a liability valuation position. As of December 31, 2014, the total notional amounts of interest rate swaps and caps, including mirrored transactions with institutional counterparties and the Company’s customers totaled $2.45 billion for derivatives that were in an asset valuation position and $2.40 billion for derivatives that were in a liability valuation position.

The fair values of interest rate swap and cap contracts with institutional counterparties and the Company’s customers amounted to a $44.4 million asset and a $43.8 million liability as of June 30, 2015. The fair values of interest rate swap and cap contracts with institutional counterparties and the Company’s customers amounted to a $41.5 million asset and a $41.8 million liability as of December 31, 2014.

Foreign Exchange Contracts — The Company enters into foreign exchange forward contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. A majority of these contracts have maturities of less than a year. As of June 30, 2015 and December 31, 2014, the notional amounts of short-term foreign exchange contracts were $1.03 billion and $680.6 million, respectively.  The fair values of the short-term foreign exchange contracts recorded were an $11.0 million asset and a $10.2 million liability as of June 30, 2015. The fair values of short-term foreign exchange contracts recorded were an $8.1 million asset and a $9.2 million liability as of December 31, 2014.

The following table presents the net gains (losses) recognized on the Company’s consolidated statements of income related to derivatives not designated as hedging instruments for the three and six months ended June 30, 2015 and 2014:

	Location in Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Foreign exchange options	Foreign exchange income	$37	$173	$236	$54
Embedded derivative liabilities	Other operating expense	5	(3)	(136)	(2)
Interest rate swaps and caps	Other operating income	1,215	(130)	621	(1,066)
Foreign exchange contracts	Foreign exchange income	908	(500)	2,216	(2,629)
Total net gains (losses)		$2,165	$(460)	$2,937	$(3,643)

Credit-Risk-Related Contingent Features — Certain over-the-counter (“OTC”) derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to downgrades in the event that the credit rating of East West Bank falls below investment grade. In the event that East West Bank’s credit rating is downgraded to below investment grade, no additional collateral would be required to be posted since the liabilities related to such contracts were fully collateralized as of June 30, 2015 and December 31, 2014.

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

($ in thousands)	As of June 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$10,752	$—	$10,752	$(4,702)	(1)	$(5,330)	(2)	$720

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$54,746	$—	$54,746	$(4,702)	(1)	$(49,308)	(3)	$736

($ in thousands)	As of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$12,383	$—	$12,383	$(5,718)	(1)	$(3,460)	(2)	$3,205

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$56,493	$—	$56,493	$(5,718)	(1)	$(49,948)	(3)	$827

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents $5.3 million and $3.5 million of cash collateral received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements as of June 30, 2015 and December 31, 2014, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $14.5 million and $12.5 million of cash collateral posted as of June 30, 2015 and December 31, 2014, respectively.

Refer to Note 4 for fair value measurement disclosures on derivatives.

NOTE 9 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as non-PCI loans. Purchased credit impaired (“PCI”) loans are accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that the Company would be unable to collect all contractually required payments. PCI loans consist of loans acquired with deteriorated quality from the United Commercial Bank (“UCB”) FDIC assisted acquisition on November 6, 2009, the Washington First International Bank (“WFIB”) FDIC assisted acquisition on June 11, 2010 and, to a lesser extent, a small portion of loans acquired from the MetroCorp acquisition on January 17, 2014. Refer to Note 3 — Business Combination, included in this report, for further details on the MetroCorp acquisition and Note 8 — Covered Assets and FDIC Indemnification Asset to the Consolidated Financial Statements of the Company’s 2014 Form 10-K for additional details related to the WFIB and UCB acquisitions.

The following table presents the composition of the Company’s non-PCI and PCI loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
($ in thousands)	Non-PCI Loans	PCI Loans (1)	Total (1)	Non-PCI Loans	PCI Loans (1)	Total (1)
CRE:
Income Producing	$6,087,661	$626,504	$6,714,165	$5,568,046	$688,013	$6,256,059
Construction	370,323	7,451	377,774	319,843	12,444	332,287
Land	182,337	12,597	194,934	214,327	16,840	231,167
Total CRE	6,640,321	646,552	7,286,873	6,102,216	717,297	6,819,513
C&I:
Commercial business	7,311,273	66,332	7,377,605	7,097,853	83,336	7,181,189
Trade finance	768,279	4,780	773,059	889,728	6,284	896,012
Total C&I	8,079,552	71,112	8,150,664	7,987,581	89,620	8,077,201
Residential:
Single-family	3,119,679	203,473	3,323,152	3,647,262	219,519	3,866,781
Multifamily	1,250,436	224,044	1,474,480	1,184,017	265,891	1,449,908
Total residential	4,370,115	427,517	4,797,632	4,831,279	485,410	5,316,689
Consumer	1,702,822	26,621	1,729,443	1,483,956	29,786	1,513,742
Total loans	$20,792,810	$1,171,802	$21,964,612	$20,405,032	$1,322,113	$21,727,145
Unearned fees, premiums, and discounts, net	(5,948)	—	(5,948)	2,804	—	2,804
Allowance for loan losses	(260,617)	(612)	(261,229)	(260,965)	(714)	(261,679)
Loans, net	$20,526,245	$1,171,190	$21,697,435	$20,146,871	$1,321,399	$21,468,270

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

The Company’s single-family residential loans are primarily comprised of adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties. The Company’s ARM single-family residential loan programs generally have a one-year or three-year initial fixed period. The Company’s multifamily residential loans are primarily comprised of variable rate loans that have a six-month or three-year initial fixed period. As of June 30, 2015 and December 31, 2014, consumer loans were primarily composed of home equity lines of credit (“HELOCs”).

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

As of June 30, 2015 and December 31, 2014, loans totaling $15.40 billion and $14.66 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the FHLB and the Federal Reserve Bank.

Credit Quality Indicators

All loans are subject to the Company’s internal and external credit review and monitoring. Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current payment performance/delinquency, current financial and liquidity status and all other relevant information.  For single-family residential loans, payment performance/delinquency is the driving indicator for the risk ratings.  However, the risk ratings remain the overall credit quality indicator for the Company as well as the credit quality indicator utilized for estimating the appropriate allowance for loan losses. The Company utilizes a seven-grade risk rating system, which can be classified within the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources.

Pass and Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risks that require monitoring, but full repayments are expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information indicates that the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in the borrowers’ status and likelihood of loan repayment.

The following tables present the credit risk rating for non-PCI loans by portfolio segment as of June 30, 2015 and December 31, 2014:

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
June 30, 2015
CRE:
Income producing	$5,810,946	$48,382	$228,333	$—	$—	$6,087,661
Construction	366,869	—	3,454	—	—	370,323
Land	159,751	—	22,586	—	—	182,337
C&I:
Commercial business	6,978,635	162,020	166,851	3,767	—	7,311,273
Trade finance	726,648	19,193	22,438	—	—	768,279
Residential:
Single-family	3,095,832	5,627	18,220	—	—	3,119,679
Multifamily	1,186,826	985	62,625	—	—	1,250,436
Consumer	1,698,617	1,359	2,846	—	—	1,702,822
Total	$20,024,124	$237,566	$527,353	$3,767	$—	$20,792,810

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
December 31, 2014
CRE:
Income producing	$5,243,640	$54,673	$269,733	$—	$—	$5,568,046
Construction	310,259	11	9,573	—	—	319,843
Land	185,220	5,701	23,406	—	—	214,327
C&I:
Commercial business	6,836,914	130,319	130,032	533	55	7,097,853
Trade finance	845,889	13,031	30,808	—	—	889,728
Residential:
Single-family	3,627,491	3,143	16,628	—	—	3,647,262
Multifamily	1,095,982	5,124	82,911	—	—	1,184,017
Consumer	1,480,208	1,005	2,743	—	—	1,483,956
Total	$19,625,603	$213,007	$565,834	$533	$55	$20,405,032

The following tables present the credit risk rating for PCI loans by portfolio segment as of June 30, 2015 and December 31, 2014:

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
June 30, 2015
CRE:
Income producing	$505,872	$6,920	$113,712	$—	$626,504
Construction	584	—	6,867	—	7,451
Land	10,333	—	2,264	—	12,597
C&I:
Commercial business	58,216	930	7,186	—	66,332
Trade finance	3,073	—	1,707	—	4,780
Residential:
Single-family	198,113	957	4,403	—	203,473
Multifamily	193,061	664	30,319	—	224,044
Consumer	26,018	113	490	—	26,621
Total (1)	$995,270	$9,584	$166,948	$—	$1,171,802

(1) Loans net of ASC 310-30 discount.

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
December 31, 2014
CRE:
Income producing	$534,015	$9,960	$144,038	$—	$688,013
Construction	589	1,744	10,111	—	12,444
Land	7,012	5,391	4,437	—	16,840
C&I:
Commercial business	70,586	1,103	11,647	—	83,336
Trade finance	4,620	—	1,664	—	6,284
Residential:
Single-family	213,829	374	5,316	—	219,519
Multifamily	230,049	—	35,842	—	265,891
Consumer	29,026	116	644	—	29,786
Total (1)	$1,089,726	$18,688	$213,699	$—	$1,322,113

(1) Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

The following tables present the aging analysis on non-PCI loans as of June 30, 2015 and December 31, 2014:

($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
June 30, 2015
CRE:
Income producing	$6,761	$3,762	$10,523	$18,858	$12,193	$31,051	$6,046,087	$6,087,661
Construction	4,982	—	4,982	14	—	14	365,327	370,323
Land	5,701	—	5,701	308	4,743	5,051	171,585	182,337
C&I:
Commercial business	2,973	11,429	14,402	6,987	23,508	30,495	7,266,376	7,311,273
Trade finance	2,500	470	2,970	—	—	—	765,309	768,279
Residential:
Single-family	8,081	4,167	12,248	2,736	5,713	8,449	3,098,982	3,119,679
Multifamily	945	1,999	2,944	10,034	1,375	11,409	1,236,083	1,250,436
Consumer	2,839	959	3,798	163	525	688	1,698,336	1,702,822
Total	$34,782	$22,786	$57,568	$39,100	$48,057	$87,157	$20,648,085	$20,792,810
Unearned fees, premiums and discounts, net								(5,948)
Total recorded investment in non-PCI loans								$20,786,862

($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
December 31, 2014
CRE:
Income producing	$14,171	$3,593	$17,764	$19,348	$9,165	$28,513	$5,521,769	$5,568,046
Construction	—	—	—	15	6,898	6,913	312,930	319,843
Land	—	—	—	221	2,502	2,723	211,604	214,327
C&I:
Commercial business	3,187	4,361	7,548	6,623	21,813	28,436	7,061,869	7,097,853
Trade finance	—	—	—	73	292	365	889,363	889,728
Residential:
Single-family	6,381	1,294	7,675	2,861	5,764	8,625	3,630,962	3,647,262
Multifamily	4,425	507	4,932	12,460	8,359	20,819	1,158,266	1,184,017
Consumer	2,154	162	2,316	169	3,699	3,868	1,477,772	1,483,956
Total	$30,318	$9,917	$40,235	$41,770	$58,492	$100,262	$20,264,535	$20,405,032
Unearned fees, premiums and discounts, net								2,804
Total recorded investment in non-PCI loans								$20,407,836

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

PCI loans are excluded from the above aging analysis table as such loans continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms. $59.1 million and $63.4 million of PCI loans were on nonaccrual status as of June 30, 2015 and December 31, 2014, respectively.

Loans in Process of Foreclosure

As of June 30, 2015 and December 31, 2014, the Company had $22.2 million and $16.9 million, respectively, of recorded investment in consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction, which were not included in OREO. Foreclosed residential real estate properties with carrying amount of $4.1 million were included in total net OREO of $25.8 million as of June 30, 2015. In comparison, foreclosed residential real estate properties with carrying amount of $3.5 million were included in total net OREO of $32.1 million as of December 31, 2014.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a below-market change in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B note balance is comprised of the A note balance only. A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, the loan is not impaired based on the terms specified by the restructuring agreement and has demonstrated a period of sustained performance under the modified terms. The Company had $2.8 million and $2.9 million of performing A/B notes as of June 30, 2015 and December 31, 2014, respectively.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the Company’s recovery. During the three months ended June 30, 2015, the Company restructured $38.1 million of C&I loans primarily through principal and interest reductions and extensions and $100 thousand of CRE loans through other modified terms. During the three months ended June 30, 2014, the Company restructured $5.3 million of CRE loans primarily through principal and interest reductions, $4.0 million of residential loans through principal deferments and other modified terms and $1.2 million of C&I loans primarily through extensions. During the six months ended June 30, 2015, the Company restructured $918 thousand of CRE loans through principal and interest deferments and other modified terms, $38.3 million of C&I loans primarily through principal and interest reductions and extensions and $281 thousand of residential loans through principal deferments. During the six months ended June 30, 2014, the Company restructured $8.1 million residential loans through extensions, rate reductions, principal deferments and other modified terms, $5.3 million of CRE loans primarily through principal and interest reductions and $2.8 million of C&I loans primarily through extensions and principal deferments.

The following tables present the additions to non-PCI TDRs during the three and six months ended June 30, 2015 and 2014:

	Loans Modified as TDRs During the Three Months Ended June 30,
	2015				2014
($ in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Financial Impact (2)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Financial Impact (2)
CRE:
Income producing	—	$—	$—	$—	2	$5,318	$5,254	$—
Land	1	$171	$100	$102	—	$—	$—	$—
C&I:
Commercial business	12	$37,924	$38,117	$5,465	2	$1,165	$1,155	$563
Residential:
Single-family	—	$—	$—	$—	1	$1,032	$1,030	$—
Multifamily	—	$—	$—	$—	1	$2,513	$2,973	$—

	Loans Modified as TDRs During the Six Months Ended June 30,
	2015				2014
($ in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Financial Impact (2)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Financial Impact (2)
CRE:
Income producing	1	$828	$818	$—	2	$5,318	$5,254	$—
Land	1	$171	$100	$102	—	$—	$—	$—
C&I:
Commercial business	13	$38,090	$38,280	$5,497	7	$2,886	$2,828	$1,811
Residential:
Single-family	1	$281	$281	$2	4	$6,855	$5,105	$—
Multifamily	—	$—	$—	$—	1	$2,513	$2,973	$—

(1) Includes subsequent payments after modification and reflects the balance as of June 30, 2015 and 2014.
(2) The financial impact includes charge-offs and specific reserves recorded at modification date.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to have defaulted. There were no subsequent defaults during the three and six months ended June 30, 2015 for non-PCI loans that were modified as TDRs within the previous 12 months. Non-PCI loans that were modified as TDRs within the previous 12 months that have subsequently defaulted during the three months ended June 30, 2014 consisted of one C&I TDR contract with a recorded investment of $500 thousand. Non-PCI loans that were modified as TDRs within the previous 12 months that have subsequently defaulted during the six months ended June 30, 2014 consisted of one CRE TDR contract with a recorded investment of $2.7 million and one C&I with a recorded investment of $500 thousand.

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

TDRs are included in the impaired loan quarterly valuation allowance process. See Allowance for Loan Losses and Impaired Loans sections below for complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of nonperforming TDRs, when the restructured loan is deemed to be uncollectible under modified terms and its fair value is less than the recorded investment in the loan, the deficiency is charged off against the allowance for loan losses. If the loan is a performing TDR, the deficiency is included in the specific reserves of the allowance for loan losses, as appropriate. The amount of additional funds committed to lend to borrowers whose terms have been modified were immaterial as of June 30, 2015 and December 31, 2014.

Impaired Loans

The Company’s loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories. Classified loans in the heterogeneous category are identified and evaluated for impairment on an individual basis. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the original contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. When the value of an impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged-off against the allowance for loan losses. Impaired loans exclude the homogeneous consumer loan portfolio which is evaluated collectively for impairment. The Company’s impaired loans predominantly include non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified in a TDR, on both accrual and nonaccrual status.

The following tables present the non-PCI impaired loans as of June 30, 2015 and December 31, 2014:

($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
June 30, 2015
CRE:
Income producing	$53,002	$34,274	$11,295	$45,569	$1,447
Construction	57	—	14	14	3
Land	10,755	4,455	1,354	5,809	191
C&I:
Commercial business	83,775	18,687	52,778	71,465	22,584
Trade finance	11,452	—	11,452	11,452	106
Residential:
Single-family	16,926	5,930	9,606	15,536	493
Multifamily	25,899	17,299	6,241	23,540	250
Consumer	1,253	643	610	1,253	2
Total	$203,119	$81,288	$93,350	$174,638	$25,076

($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2014
CRE:
Income producing	$58,900	$35,495	$15,646	$51,141	$1,581
Construction	6,913	6,913	—	6,913	—
Land	13,291	2,838	5,622	8,460	1,906
C&I:
Commercial business	44,569	12,723	25,717	38,440	15,174
Trade finance	12,967	6,431	274	6,705	28
Residential:
Single-family	18,908	6,003	11,398	17,401	461
Multifamily	37,649	21,523	12,890	34,413	313
Consumer	1,259	1,151	108	1,259	1
Total	$194,456	$93,077	$71,655	$164,732	$19,464

The following table presents the average recorded investment and the amount of interest income recognized on non-PCI impaired loans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
($ in thousands)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
CRE:
Income producing	$46,042	$134	$59,121	$281	$46,897	$268	$59,917	$627
Construction	14	—	6,888	—	14	—	6,888	—
Land	5,876	10	12,128	75	5,951	20	12,179	149
C&I:
Commercial business	73,306	761	41,592	209	71,644	1,550	42,682	420
Trade finance	11,623	51	546	4	11,739	134	559	8
Residential:
Single-family	15,595	68	15,131	57	15,658	137	14,034	115
Multifamily	23,690	190	36,683	180	23,757	379	36,817	360
Consumer	1,256	12	755	7	1,258	23	752	14
Total impaired non-PCI loans	$177,402	$1,226	$172,844	$813	$176,918	$2,511	$173,828	$1,693

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are generally reflected as a reduction of principal and not as interest income.

Allowance for Loan Losses

The allowance for loan losses on non-PCI loans consists of specific reserves and general reserves. The Company’s non-PCI loans fall into heterogeneous and homogeneous categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserves. General reserves are calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. The residential and CRE segments’ predominant risk characteristics are the collateral and the geographic location of the property collateralizing the loan. The risk is qualitatively assessed based on the total real estate loan concentration in those geographic areas. The C&I segment’s predominant risk characteristics are the global cash flows of the borrowers and guarantors and economic and market conditions. Consumer loans are largely comprised of HELOCs for which the predominant risk characteristic is the real estate collateral securing the loans.

The Company also maintains an allowance for loan losses on PCI loans when there is deterioration in credit quality subsequent to acquisition. Based on the Company’s estimates of cash flows expected to be collected, the Company establishes an allowance for the PCI loans, with a charge to income through the provision for loan losses.  As of June 30, 2015, the Company has established an allowance of $612 thousand on $1.17 billion of PCI loans. As of December 31, 2014, an allowance of $714 thousand was established on $1.32 billion of PCI loans. The allowance balances for both periods were allocated mainly to the PCI CRE loan pools.

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

The following tables present a summary of the activity in the allowance for loan losses on non-PCI loans, by portfolio segment, and PCI loans for the three and six months ended June 30, 2015 and 2014:

	Non-PCI Loans
($ in thousands)	CRE	C&I	Residential	Consumer	Unallocated	Total	PCI Loans	Total
Three Months Ended June 30, 2015
Beginning balance	$69,740	$133,914	$42,990	$10,451	$—	$257,095	$643	$257,738
Provision for (reversal of) loan losses	5,739	(2,716)	(3,318)	(289)	4,109	3,525	(31)	3,494
Provision allocation for unfunded loan commitments and letters of credit	—	—	—	—	(4,109)	(4,109)	—	(4,109)
Charge-offs	(348)	(2,843)	(1)	—	—	(3,192)	—	(3,192)
Recoveries	365	5,607	997	329	—	7,298	—	7,298
Net recoveries	17	2,764	996	329	—	4,106	—	4,106
Ending balance	$75,496	$133,962	$40,668	$10,491	$—	$260,617	$612	$261,229
Ending balance allocated to:
Individually evaluated for impairment	$1,641	$22,690	$743	$2	$—	$25,076	$—	$25,076
Collectively evaluated for impairment	73,855	111,272	39,925	10,489	—	235,541	—	235,541
Acquired with deteriorated credit quality	—	—	—	—	—	—	612	612
Ending balance	$75,496	$133,962	$40,668	$10,491	$—	$260,617	$612	$261,229

	Non-PCI Loans
($ in thousands)	CRE	C&I	Residential	Consumer	Unallocated	Total	PCI Loans	Total
Three Months Ended June 30, 2014
Beginning balance	$63,627	$127,156	$47,995	$11,156	$—	$249,934	$2,202	$252,136
(Reversal of) provision for loan losses	(2,387)	10,918	(2,048)	809	829	8,121	(121)	8,000
Provision allocation for unfunded loan commitments and letters of credit	—	—	—	—	(829)	(829)	—	(829)
Charge-offs	(894)	(7,413)	(61)	(80)	—	(8,448)	(523)	(8,971)
Recoveries	549	396	63	4	—	1,012	—	1,012
Net (charge-offs) recoveries	(345)	(7,017)	2	(76)	—	(7,436)	(523)	(7,959)
Ending balance	$60,895	$131,057	$45,949	$11,889	$—	$249,790	$1,558	$251,348
Ending balance allocated to:
Individually evaluated for impairment	$4,546	$18,918	$1,377	$—	$—	$24,841	$—	$24,841
Collectively evaluated for impairment	56,349	112,139	44,572	11,889	—	224,949	—	224,949
Acquired with deteriorated credit quality	—	—	—	—	—	—	1,558	1,558
Ending balance	$60,895	$131,057	$45,949	$11,889	$—	$249,790	$1,558	$251,348

	Non-PCI Loans
($ in thousands)	CRE	C&I	Residential	Consumer	Unallocated	Total	PCI Loans	Total
Six Months Ended June 30, 2015
Beginning balance	$72,263	$134,598	$43,856	$10,248	$—	$260,965	$714	$261,679
Provision for (reversal of) loan losses	3,406	2,662	(4,889)	375	7,029	8,583	(102)	8,481
Provision allocation for unfunded loan commitments and letters of credit	—	—	—	—	(7,029)	(7,029)	—	(7,029)
Charge-offs	(1,350)	(9,432)	(747)	(463)	—	(11,992)	—	(11,992)
Recoveries	1,177	6,134	2,448	331	—	10,090	—	10,090
Net (charge-offs) recoveries	(173)	(3,298)	1,701	(132)	—	(1,902)	—	(1,902)
Ending balance	$75,496	$133,962	$40,668	$10,491	$—	$260,617	$612	$261,229
Ending balance allocated to:
Individually evaluated for impairment	$1,641	$22,690	$743	$2	$—	$25,076	$—	$25,076
Collectively evaluated for impairment	73,855	111,272	39,925	10,489	—	235,541	—	235,541
Acquired with deteriorated credit quality	—	—	—	—	—	—	612	612
Ending balance	$75,496	$133,962	$40,668	$10,491	$—	$260,617	$612	$261,229

	Non-PCI Loans
($ in thousands)	CRE	C&I	Residential	Consumer	Unallocated	Total	PCI Loans	Total
Six Months Ended June 30, 2014
Beginning balance	$70,154	$115,184	$50,716	$11,352	$—	$247,406	$2,269	$249,675
(Reversal of) provision for loan losses	(9,423)	27,510	(4,623)	613	1,044	15,121	(188)	14,933
Provision allocation for unfunded loan commitments and letters of credit	—	—	—	—	(1,044)	(1,044)	—	(1,044)
Charge-offs	(1,213)	(12,944)	(344)	(83)	—	(14,584)	(523)	(15,107)
Recoveries	1,377	1,307	200	7	—	2,891	—	2,891
Net recoveries (charge-offs)	164	(11,637)	(144)	(76)	—	(11,693)	(523)	(12,216)
Ending balance	$60,895	$131,057	$45,949	$11,889	$—	$249,790	$1,558	$251,348
Ending balance allocated to:
Individually evaluated for impairment	$4,546	$18,918	$1,377	$—	$—	$24,841	$—	$24,841
Collectively evaluated for impairment	56,349	112,139	44,572	11,889	—	224,949	—	224,949
Acquired with deteriorated credit quality	—	—	—	—	—	—	1,558	1,558
Ending balance	$60,895	$131,057	$45,949	$11,889	$—	$249,790	$1,558	$251,348

The following tables present the Company’s recorded investments in total loans as of June 30, 2015 and December 31, 2014 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology:

($ in thousands)	CRE	C&I	Residential	Consumer	Total
As of June 30, 2015
Individually evaluated for impairment	$51,392	$82,917	$39,076	$1,253	$174,638
Collectively evaluated for impairment	6,588,929	7,996,635	4,331,039	1,701,569	20,618,172
Acquired with deteriorated credit quality (1)	646,552	71,112	427,517	26,621	1,171,802
Ending Balance (1)	$7,286,873	$8,150,664	$4,797,632	$1,729,443	$21,964,612

(1) Loans net of ASC 310-30 discount.

($ in thousands)	CRE	C&I	Residential	Consumer	Total
As of December 31, 2014
Individually evaluated for impairment	$66,514	$45,145	$51,814	$1,259	$164,732
Collectively evaluated for impairment	6,035,702	7,942,436	4,779,465	1,482,697	20,240,300
Acquired with deteriorated credit quality (1)	717,297	89,620	485,410	29,786	1,322,113
Ending Balance (1)	$6,819,513	$8,077,201	$5,316,689	$1,513,742	$21,727,145

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

Covered assets consist of loans receivable and OREO that were acquired in the WFIB acquisition on June 11, 2010 and in the UCB acquisition on November 6, 2009 for which the Company entered into shared-loss agreements with the FDIC. Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Company 80% of eligible losses for both UCB and WFIB with respect to covered assets. For the UCB covered assets, the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The shared-loss coverage of the UCB commercial loans ended after December 31, 2014. The shared-loss coverage of the WFIB commercial loans ended after June 30, 2015. The shared-loss coverage for both UCB and WFIB residential loans will extend through November 30, 2019 and June 30, 2020, respectively. Refer to Note 8 — Covered Assets and FDIC Indemnification Asset to the Consolidated Financial Statements of the Company’s 2014 Form 10-K for additional details related to the shared-loss agreements. Of the total $1.17 billion PCI loans as of June 30, 2015, $297.6 million were covered under shared-loss agreements. Of the total $1.32 billion PCI loans as of December 31, 2014, $1.23 billion were covered under shared-loss agreements. As of June 30, 2015 and December 31, 2014, $339.5 million and $1.48 billion of total loans were covered under shared-loss agreements, respectively.

The following table presents the changes in the accretable yield for the PCI loans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Beginning balance	$293,155	$430,456	$311,688	$461,545
Addition	—	—	—	6,745
Accretion	(23,359)	(65,623)	(53,928)	(127,569)
Changes in expected cash flows	2,066	28,061	14,102	52,173
Ending balance	$271,862	$392,894	$271,862	$392,894

FDIC Indemnification Asset/Net Payable to FDIC

The Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset. Due to continued payoffs and improved credit performance of the covered portfolio as compared to the Company’s original estimates, the expected reimbursement from the FDIC under the shared-loss agreements has decreased and a net payable to the FDIC has been recorded. In prior years, due to the estimated losses from the covered portfolio and the corresponding expected payments from the FDIC, the Company recorded an FDIC indemnification asset. As of June 30, 2015 and 2014, a net payable to the FDIC of $105.1 million and $24.3 million were included in accrued expenses and other liabilities on the consolidated balance sheet.

The following table presents a summary of the FDIC indemnification asset/net payable to the FDIC for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Beginning balance	$(101,411)	$27,552	$(96,106)	$74,708
Amortization	(1,257)	(29,303)	(2,799)	(57,793)
Reductions (1)	(504)	(14,111)	(1,153)	(25,953)
Estimate of FDIC repayment (2)	(1,882)	(8,475)	(4,996)	(15,299)
Ending balance	$(105,054)	$(24,337)	$(105,054)	$(24,337)

(1)	Reductions relate to charge-offs, partial prepayments, loan payoffs and loan sales which result in a corresponding reduction of the indemnification asset.

(2)	This represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC shared-loss agreements, due to lower thresholds of losses.

Loans Held for Sale

Loans held for sale are carried at the LOCOM. When a determination is made at the time of commitment to originate loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic review under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans would be transferred from the loans held-for-investment portfolio to loans held for sale portfolio at LOCOM.

Loans held for sale were $195.4 million and $46.0 million as of June 30, 2015 and December 31, 2014, respectively. $329.4 million and $1.15 billion of loans held-for-investment transferred to loans held for sale during the three and six months ended June 30 2015, respectively. These loans were primarily comprised of single-family residential and C&I loans. In comparison, loans held-for-investment transferred to loans held for sale of $126.7 million and $605.7 million. respectively, during the three and six months ended June 30 2014, were primarily comprised of student and C&I loans.

The Company recorded $441 thousand and $2.1 million in write-downs related to loans transferred from loans held-for-investment to loans held for sale to allowance for loan losses for the three and six months ended June 30, 2015, respectively. There were no write-downs recorded on loans transferred from loans held-for-investment to loans held for sale for the three and six months ended June 30, 2014. In addition, the Company recorded a $517 thousand LOCOM adjustment related to the student loans in the loans held for sale portfolio during the three months ended June 30, 2015.

Approximately $328.8 million of loans were sold, resulting in net gains of $5.8 million during the three months ended June 30, 2015. During the six months ended June 30, 2015, approximately $998.6 million of loans were sold resulting in net gains of $15.3 million. Loans sold during the three and six months ended June 30, 2015 were primarily comprised of single-family residential and C&I loans. Approximately $280.8 million and $456.6 million of loans, mainly comprising of student and C&I loans were sold during the three and six months ended June 30, 2014, respectively. $6.8 million and $13.0 million of net gains were recorded during the three and six months ended June 30, 2014, respectively.

NOTE 10 — INVESTMENTS IN QUALIFIED AFFORDABLE HOUSING PARTNERSHIPS, TAX CREDIT AND OTHER INVESTMENTS, NET

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

Investments in Qualified Affordable Housing Partnerships, Net

As discussed in Note 2, the Company adopted ASU 2014-01 on January 1, 2015 with retrospective application to all periods presented. Prior to adopting ASU 2014-01, the Company applied the equity method or the cost method of accounting depending on the ownership percentage and the influence the Company has on these limited partnerships. The amortization of the investments in affordable housing limited partnerships was previously presented under noninterest expense in the accompanying consolidated statements of income. Under the proportional amortization method, the Company now amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the amortization in the consolidated statements of income as a component of income tax expense.

The following tables present the impact of the new accounting guidance on the consolidated balance sheet and the consolidated statements of income as of the periods indicated:

	December 31, 2014
($ in thousands)	As Previously Reported	As Revised
Consolidated Balance Sheet:
Investments in qualified affordable housing partnerships, net	$178,652	$178,962
Other assets - Deferred tax assets	$384,367	$389,601
Retained earnings	$1,598,598	$1,604,141

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
($ in thousands, except per share data)	As Previously Reported	As Revised	As Previously Reported	As Revised
Consolidated Statements of Income:
Noninterest expense — Amortization of tax credit and other investments	$12,851	$5,490	$18,815	$6,982
Income before income taxes	$115,606	$122,966	$227,296	$239,129
Income tax expense	$31,618	$38,661	$66,567	$80,653
Net income	$83,988	$84,305	$160,729	$158,476
Earnings Per Share
Basic	$0.59	$0.59	$1.13	$1.11
Diluted	$0.58	$0.59	$1.12	$1.11

The following table presents the balances of the Company’s investments in qualified affordable housing partnerships, net and related unfunded commitments as of June 30, 2015 and December 31, 2014:

($ in thousands)	June 30, 2015	December 31, 2014
Investments in qualified affordable housing partnerships, net	$176,566	$178,962
Accrued expenses and other liabilities — Unfunded commitments	$45,567	$43,311

The following table presents other information related to the Company’s investments in qualified affordable housing partnerships, net for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Tax credits and other tax benefits recognized	$8,605	$7,649	$17,380	$15,441
Amortization expense included in income tax expense	$6,152	$5,357	$12,396	$10,714

Investments in Tax Credit and Other Investments, Net

Investments in tax credit and other investments, net were $147.1 million and $110.1 million as of June 30, 2015 and December 31, 2014, respectively, and were included in other assets on the consolidated balance sheets. The Company is not the primary beneficiary in these partnerships and, therefore is not required to consolidate its investments in tax credit and other investments on the consolidated financial statements. Depending on the ownership percentage and the influence the Company has on a limited partnership, the Company applies either the equity or cost method of accounting. Total unfunded commitments for these investments of $93.4 million and $71.4 million as of June 30, 2015 and December 31, 2014, respectively, were included in accrued expenses and other liabilities in the consolidated balance sheets. Amortization of tax credit and other investments was $3.0 million and $5.5 million for the three months ended June 30, 2015 and 2014, respectively. Amortization of tax credit and other investments was $9.3 million and $7.0 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 11 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of both June 30, 2015 and December 31, 2014, the carrying amount of goodwill was $469.4 million.

Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units are equivalent to the Company’s operating segments. For additional information regarding the Company’s operating segments, refer to Note 14 — Business Segments, presented elsewhere in this report. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

The Company performed its annual impairment test as of December 31, 2014 and determined that there was no goodwill impairment as of December 31, 2014 as the fair values of all reporting units exceeded the then current carrying amounts of the goodwill. There were no triggering events during the three months ended June 30, 2015 and therefore no additional goodwill impairment test was performed. No assurance can be given that goodwill will not be written down in future periods. Refer to Note 11 — Goodwill and Other Intangible Assets in Item 8 of the Company’s 2014 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Premiums on Acquired Deposits

Premiums on acquired deposits represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of both June 30, 2015 and December 31, 2014, the gross carrying amount of premiums on acquired deposits was $108.8 million. The related accumulated amortization totaled $68.2 million and $63.5 million, as of June 30, 2015 and December 31, 2014, respectively.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $2.3 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense of premiums on acquired deposits was $4.7 million and $5.1 million for the six months ended June 30, 2015 and 2014, respectively. The Company did not record any impairment write-downs on deposit premiums for the three and six months ended June 30, 2015 and 2014.

The following table presents the estimated future amortization expense of premiums on acquired deposits for the succeeding five years and thereafter:

Estimated Future Amortization Expense of Premiums on Acquired Deposits	Amount
($ in thousands)
Six months ended December 31, 2015	$4,506
Year ended December 31, 2016	8,086
Year ended December 31, 2017	6,935
Year ended December 31, 2018	5,883
Year ended December 31, 2019	4,864
Thereafter	10,307
Total	$40,581

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Credit Extensions — In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying consolidated financial statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded commitments and credit exposures. The following table summarizes the Company’s credit-related commitments:

($ in thousands)	June 30, 2015	December 31, 2014
Loan commitments	$3,275,323	$3,872,223
Commercial and standby letters of credit (“SBLCs”)	$1,502,351	$1,253,066

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while SBLCs generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Based on historical trends, the probability that the Company will have to make payments under SBLCs is low. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of the customer as well as its SBLCs exposure. The customer is obligated to reimburse the Company for any payment made on the customer’s behalf. If the customer fails to pay, the Company would, as applicable, liquidate collateral and/or offset accounts.

Credit card lines are unsecured commitments that are not legally binding. Management reviews credit card lines at least annually. The Bank has the right to terminate or modify terms of the credit card lines based upon its assessment of the customers’ creditworthiness.

The Company uses the same credit underwriting criteria in extending loans, commitments and conditional obligations to customers. Each customer’s creditworthiness is evaluated on a case-by-case basis. Collateral may be obtained based on management’s assessment of the customer’s credit. Collateral may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Estimated exposure to loss from these commitments is covered by the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provision which amounted to $19.7 million and $12.7 million as of June 30, 2015 and December 31, 2014, respectively. These amounts were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Guarantees — The Company has sold or securitized loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to make payments when the loans default. As of June 30, 2015, the maximum potential future payment, which is generally the unpaid principal balance of total loans sold or securitized with recourse amounted to $224.2 million and was comprised of $32.7 million in single-family loans with full recourse and $191.5 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $249.8 million as of December 31, 2014, and was comprised of $35.5 million in single-family loans with full recourse and $214.3 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $619 thousand and $2.2 million as of June 30, 2015 and December 31, 2014, respectively, and were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company continues to experience minimal losses from the single-family and multifamily loan portfolios sold or securitized with recourse.

Litigation — The Company is a party to various legal actions arising in the normal course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for currently outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The outcome of such legal actions is inherently difficult to predict and it is possible that one or more of the currently pending or threatened legal or regulatory matters could have a material adverse effect on the Company’s liquidity, consolidated financial position, and/or results of operations. Based on the information currently available, advice of counsel and established reserves, the Company believes that the eventual outcome of pending legal matters will not individually or in the aggregate have a material adverse effect on the Company’s consolidated financial position. On September 8, 2014, a jury in the case titled “F&F, LLC and 618 Investment, Inc. v. East West Bank,” Superior Court of the State of California for the County of Los Angeles, Case No. BC462714, delivered a verdict in favor of plaintiff F&F, LLC.  The case is being appealed. As of June 30, 2015 and December 31, 2014, the Company recorded a litigation accrual of $33.5 million and $31.6 million, respectively.

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

MetroCorp Warrant — The Company completed the acquisition of MetroCorp on January 17, 2014. Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock.  Upon the acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant has not been exercised as of June 30, 2015.

Stock Repurchase Program — On July 17, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company did not repurchase any shares under this program during the six months ended June 30, 2015 and 2014.

Quarterly Dividends — On April 21, 2015, dividends for the Company’s common stock were declared for the three months ended June 30, 2015 in the amount of $0.20 per share and paid on May 15, 2015 to stockholders of record on May 1, 2015. Cash dividends totaling $29.0 million and $26.0 million were paid to the Company’s common shareholders during the three months ended June 30, 2015 and 2014, respectively. Cash dividends totaling $58.0 million and $52.0 million were paid to the Company’s common shareholders during the six months ended June 30, 2015 and 2014, respectively.

Earnings Per Share (“EPS”) — EPS is calculated using the two-class method. Certain Company instruments containing rights to nonforfeitable dividends granted in stock-based payment transactions are considered participating securities prior to vesting and, therefore, have been included in the earnings allocations to compute basic and diluted EPS.

The following tables present EPS calculations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
(In thousands, except per share data)	Net Income	Number of Shares	Per Share Amounts
Net income	$98,748
Less:
Earnings allocated to participating securities	—
Basic EPS — income allocated to common stockholders	$98,748	143,846	$0.69
Effect of dilutive securities:
Stock options	—	1
Restricted stock units	93	470
Warrants	—	163
Diluted EPS — income allocated to common stockholders	$98,841	144,480	$0.68

	Three Months Ended June 30, 2014
(In thousands, except per share data)	Net Income	Number of Shares	Per Share Amounts
Net income (1)	$84,305
Less:
Earnings allocated to participating securities	(120)
Basic EPS — income allocated to common stockholders (1)	$84,185	143,187	$0.59
Effect of dilutive securities:
Stock options	—	75
Restricted stock units	51	284
Warrants	—	143
Diluted EPS — income allocated to common stockholders(1)	$84,236	143,689	$0.59

	Six Months Ended June 30, 2015
(In thousands, except per share data)	Net Income	Number of Shares	Per Share Amounts
Net income	$198,775
Less:
Earnings allocated to participating securities	(3)
Basic EPS — income allocated to common stockholders	$198,772	143,751	$1.38
Effect of dilutive securities:
Stock options	—	4
Restricted stock units	197	494
Warrants	—	159
Diluted EPS — income allocated to common stockholders	$198,969	144,408	$1.38

	Six Months Ended June 30, 2014
(In thousands, except per share data)	Net Income	Number of Shares	Per Share Amounts
Net income (1)	$158,476
Less:
Earnings allocated to participating securities	(283)
Basic EPS — income allocated to common stockholders (1)	$158,193	142,578	$1.11
Effect of dilutive securities:
Stock options	—	77
Restricted stock units	129	359
Warrants	—	144
Diluted EPS — income allocated to common stockholders(1)	$158,322	143,158	$1.11

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

Anti-dilutive stock options and restricted stock units are not included in the count of weighted average shares outstanding used to compute diluted EPS. Approximately three thousand and two thousand weighted average anti-dilutive restricted stock units were excluded from the diluted EPS computation for the three months ended June 30, 2015 and 2014, respectively. Approximately three thousand and 61 thousand weighted average anti-dilutive restricted stock units were not included in the diluted EPS computation for the six months ended June 30, 2015 and 2014, respectively. Approximately, 40 thousand weighted average anti-dilutive stock options were excluded from the diluted EPS computation for the six months ended June 30, 2014.
Accumulated Other Comprehensive Income (Loss) — The balance of total accumulated other comprehensive income increased $1.2 million to $5.4 million as of June 30, 2015 from $4.2 million as of December 31, 2014. Presented in the following tables are the changes in the components of accumulated other comprehensive income (loss) balances for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
($ in thousands)	Available-for-Sale Investment Securities	Other Investments	Accumulated Other Comprehensive Income	Available-for-Sale Investment Securities	Other Investments	Accumulated Other Comprehensive (Loss) Income
Balance, beginning of the period	$13,501	$54	$13,555	$(17,099)	$62	$(17,037)
Net unrealized (losses) gains arising during the period	(4,914)	10	(4,904)	14,895	(4)	14,891
Reclassification adjustment for gains included in net income	(3,221)	—	(3,221)	(389)	—	(389)
Net change	(8,135)	10	(8,125)	14,506	(4)	14,502
Balance, end of the period	$5,366	$64	$5,430	$(2,593)	$58	$(2,535)

	Six Months Ended June 30,
	2015			2014
($ in thousands)	Available-for-Sale Investment Securities	Other Investments	Accumulated Other Comprehensive Income	Available-for-Sale Investment Securities	Other Investments	Accumulated Other Comprehensive (Loss) Income
Balance, beginning of the period	$4,176	$61	$4,237	$(30,538)	$79	$(30,459)
Net unrealized gains (losses) arising during the period	6,966	3	6,969	30,317	(21)	30,296
Reclassification adjustment for gains included in net income	(5,776)	—	(5,776)	(2,372)	—	(2,372)
Net change	1,190	3	1,193	27,945	(21)	27,924
Balance, end of the period	$5,366	$64	$5,430	$(2,593)	$58	$(2,535)

For each component of other comprehensive income (loss), the reclassifications to net income by income statement line item and the related tax effects are as follows:

	Three Months Ended June 30,
	2015			2014
($ in thousands)	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount
Unrealized (losses) gains on available-for-sale investment securities :
Net unrealized (losses) gains arising during the period	$(8,473)	$3,559	$(4,914)	$25,681	$(10,786)	$14,895
Reclassification adjustment for gains included in net income (1)	(5,554)	2,333	(3,221)	(671)	282	(389)
Net change	(14,027)	5,892	(8,135)	25,010	(10,504)	14,506
Unrealized gains (losses) on other investments:
Net unrealized gains (losses) arising during the period	18	(8)	10	(7)	3	(4)
Reclassification adjustment for (gains) losses included in income	—	—	—	—	—	—
Net change	18	(8)	10	(7)	3	(4)
Other comprehensive (loss) income	$(14,009)	$5,884	$(8,125)	$25,003	$(10,501)	$14,502

	Six Months Ended June 30,
	2015			2014
($ in thousands)	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense or Benefit	Net-of-Tax Amount
Unrealized gains on available-for-sale investment securities :
Net unrealized gains arising during the period	$12,009	$(5,043)	$6,966	$52,271	$(21,954)	$30,317
Reclassification adjustment for gains included in net income (1)	(9,958)	4,182	(5,776)	(4,089)	1,717	(2,372)
Net change	2,051	(861)	1,190	48,182	(20,237)	27,945
Unrealized gains (losses) on other investments:
Net unrealized gains (losses) arising during the period	5	(2)	3	(36)	15	(21)
Reclassification adjustment for (gains) losses included in income	—	—	—	—	—	—
Net change	5	(2)	3	(36)	15	(21)
Other comprehensive income	$2,056	$(863)	$1,193	$48,146	$(20,222)	$27,924

(1)	The pretax amount is reported in net gains on sales of available-for-sale investment securities in the consolidated statements of income.

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

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes CRE, primarily generates commercial loans through the commercial lending offices located in the Bank’s production offices. Furthermore, the Company’s Commercial Banking segment offers a wide variety of international finance and trade services and products. The remaining centralized functions, including treasury activities and eliminations of inter-segment amounts, have been aggregated and included in the “Other” segment, which provides broad administrative support to the two core segments.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Interest income	$82,729	$157,337	$15,379	$255,445
Charge for funds used	(21,357)	(38,328)	(13,723)	(73,408)
Interest spread on funds used	61,372	119,009	1,656	182,037
Interest expense	(12,996)	(4,710)	(10,247)	(27,953)
Credit on funds provided	60,950	7,995	4,463	73,408
Interest spread on funds provided	47,954	3,285	(5,784)	45,455
Net interest income (loss)	$109,326	$122,294	$(4,128)	$227,492
(Reversal of) provision for loan losses	$(3,454)	$6,948	$—	$3,494
Depreciation, amortization and accretion (1)	$3,235	$(6,054)	$8,938	$6,119
Goodwill	$357,207	$112,226	$—	$469,433
Segment pre-tax profit (loss)	$55,349	$97,269	$(8,197)	$144,421
Segment assets	$7,373,641	$16,141,368	$6,549,063	$30,064,072

	Three Months Ended June 30, 2014
($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Interest income	$99,792	$181,880	$12,770	$294,442
Charge for funds used	(23,854)	(34,281)	(9,929)	(68,064)
Interest spread on funds used	75,938	147,599	2,841	226,378
Interest expense	(11,950)	(3,421)	(12,621)	(27,992)
Credit on funds provided	54,139	8,983	4,942	68,064
Interest spread on funds provided	42,189	5,562	(7,679)	40,072
Net interest income (loss)	$118,127	$153,161	$(4,838)	$266,450
(Reversal of) provision for loan losses	$(440)	$8,440	$—	$8,000
Depreciation, amortization and accretion (1) (2)	$4,096	$(1,286)	$12,148	$14,958
Goodwill	$354,163	$104,304	$—	$458,467
Segment pre-tax profit (loss) (2)	$48,939	$77,844	$(3,817)	$122,966
Segment assets (2)	$7,822,020	$14,177,634	$5,557,346	$27,557,000

(1)	Includes amortization and accretion related to the FDIC indemnification asset.

(2)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

	Six Months Ended June 30, 2015
($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Interest income	$170,175	$316,122	$32,409	$518,706
Charge for funds used	(44,656)	(75,678)	(23,168)	(143,502)
Interest spread on funds used	125,519	240,444	9,241	375,204
Interest expense	(25,219)	(8,973)	(21,305)	(55,497)
Credit on funds provided	118,618	16,010	8,874	143,502
Interest spread on funds provided	93,399	7,037	(12,431)	88,005
Net interest income (loss)	$218,918	$247,481	$(3,190)	$463,209
(Reversal of) provision for loan losses	$(2,723)	$11,204	$—	$8,481
Depreciation, amortization and accretion (1)	$4,917	$(16,531)	$21,860	$10,246
Goodwill	$357,207	$112,226	$—	$469,433
Segment pre-tax profit (loss)	$108,284	$190,444	$(7,481)	$291,247
Segment assets	$7,373,641	$16,141,368	$6,549,063	$30,064,072

	Six Months Ended June 30, 2014
($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Interest income	$198,517	$350,956	$31,142	$580,615
Charge for funds used	(48,150)	(66,098)	(14,312)	(128,560)
Interest spread on funds used	150,367	284,858	16,830	452,055
Interest expense	(23,661)	(6,701)	(25,837)	(56,199)
Credit on funds provided	102,332	17,419	8,809	128,560
Interest spread on funds provided	78,671	10,718	(17,028)	72,361
Net interest income (loss)	$229,038	$295,576	$(198)	$524,416
Provision for loan losses	$2,212	$12,721	$—	$14,933
Depreciation, amortization and accretion (1) (2)	$6,667	$(4,614)	$21,968	$24,021
Goodwill	$354,163	$104,304	$—	$458,467
Segment pre-tax profit (loss) (2)	$93,355	$154,769	$(8,995)	$239,129
Segment assets (2)	$7,822,020	$14,177,634	$5,557,346	$27,557,000

(1)	Includes amortization and accretion related to the FDIC indemnification asset.

(2)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

NOTE 15 — SUBSEQUENT EVENTS

Dividend Payout

In July 2015, the Company’s Board of Directors declared a quarterly dividend of $0.20 per share on the Company’s common stock payable on August 17, 2015 to shareholders of record as of August 3, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”, “we”, or “our”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (referred to herein as “East West Bank” or the “Bank”) and East West Insurance Services, Inc. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s financial condition and the results of operations. Prior periods were restated to reflect the retrospective application of adopting Accounting Standards Update (“ASU”) 2014-01, the new accounting guidance related to the Company’s investments in qualified affordable housing projects. See Note 10 of the Notes to Consolidated Financial Statements for additional information. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes presented elsewhere in this report, and the Company’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission on March 2, 2015 (the “2014 Form 10-K”).

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

The following is a list of the more judgmental and complex accounting estimates and principles:

•	fair valuation of financial instruments;

•	available-for-sale investment securities;

•	purchased credit impaired (“PCI”) loans;

•	allowance for loan losses;

•	goodwill impairment;

•	income taxes; and

•	share-based compensation.

In each area, the Company has identified the variables most important in the estimation process. The Company has used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from the Company’s estimates and future changes in the key variables could change future valuations and impact the results of operations.

The Company’s significant accounting policies are described in greater detail in the Company’s 2014 Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies,” which are essential to understanding the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in-substance repossession or foreclosure occurs that would require a transfer of mortgage loans collateralized by residential real estate properties to other real estate owned (“OREO”). The guidance also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. The Company adopted this guidance in the first quarter of 2015 with prospective application. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as this guidance was consistent with the Company’s prior practice. See Note 9 in the consolidated financial statements for details regarding this adoption.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 establishes a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis to improve targeted areas of the consolidation guidance and reduce the number of consolidation models. The Company may either apply the amendments retrospectively or use a modified retrospective approach. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The Company should apply the new guidance retrospectively to all prior periods. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 amends Accounting Standards Codification (“ASC”) 350-40 and requires the Company to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the Company should account for the fees related to the software license element consistent with how the acquisition of other software licenses are accounted for under ASC 350-40. If the arrangement does not contain a software license, the Company should account for the arrangement as a service contract. The Company may either apply the new guidance prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. ASU 2015-05 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Overview and Strategy

East West is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. East West is the holding company for our wholly-owned subsidiary, East West Bank.

The Company’s vision is to serve as the financial bridge between the United States and Greater China. Our primary strategy for achieving this vision is to grow our business and reach more customers with our full range of cross-border products and services. During the fourth quarter of 2014, we opened two new branches in Greater China, in Shenzhen and in the Shanghai Pilot Free Trade Zone. Earlier last year, we expanded our presence in the United States when we acquired MetroCorp Bancshares, Inc. (“MetroCorp”). With over 130 branches in the United States and Greater China, the Company is well positioned to assist our customers with the products and services their businesses need.

Net income was $98.7 million or $0.68 per diluted share for the three months ended June 30, 2015. Net income has increased $14.4 million or 17% from $84.3 million during the three months ended June 30, 2014, and earnings per diluted share has increased $0.09 or 15% from the three months ended June 30, 2014. Net income was $198.8 million or $1.38 per diluted share for the six months ended June 30, 2015. Net income has increased $40.3 million or 25% from $158.5 million during the six months ended June 30, 2014, while earnings per diluted share has increased $0.27 or 24% from $1.11 per diluted share during the six months ended June, 30 2014. The operating results for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014 reflected an increase in noninterest income and a reduction in provision for loan losses, partially offset by a decrease in net interest margin.

Total assets increased $1.32 billion or 5% from $28.74 billion as of December 31, 2014 to $30.06 billion as of June 30, 2015. This increase is mainly due to an $838.0 million or 81% increase in cash and cash equivalents, a $378.6 million or 2% increase in total net loans receivable and a $355.8 million or 14% increase in available-for-sale investment securities mainly from U.S. treasury securities. The cash increase was primarily funded by the increase in deposits as discussed below. Excluding the $998.6 million impact of loan sales, loan growth during the six months ended June 30, 2015 largely stemmed from the increases in commercial real estate (“CRE”), commercial and industrial (“C&I”) and consumer loans, the latter mainly comprised of home equity lines of credit (“HELOCs”).

Nonaccrual loans have decreased $13.1 million or 13% from $100.3 million as of December 31, 2014 to $87.2 million as of June 30, 2015. The decline mainly resulted from loan payoffs and principal paydowns. The nonperforming assets to total assets ratio was 0.38% as of June 30, 2015, down eight basis points from 0.46% as of December 31, 2014. Nonperforming assets were $112.9 million as of June 30, 2015, compared to $132.4 million as of the December 31, 2014. The allowance for loan losses was $261.2 million as of June 30, 2015, nearly unchanged from $261.7 million as of December 31, 2014. The allowance for loan losses as a percentage of the total loans held-for-investment was 1.19% as of June 30, 2015, compared to 1.20% as of December 31, 2014.

Total deposits were $25.53 billion as of June 30, 2015, an increase of $1.52 billion or 6% from $24.01 billion as of December 31, 2014. Core deposits reached $18.87 billion as of June 30, 2015, a $976.2 million or 5% increase from $17.90 billion as of December 31, 2014. The Company’s $25.53 billion deposit portfolio as of June 30, 2015 was comprised of $7.71 billion (30%) noninterest-bearing demand deposits, $11.17 billion (44%) money-market, interest-bearing checking and savings deposits and $6.66 billion (26%) time deposits.

The Federal Deposit Insurance Corporation (“FDIC”) shared-loss coverage for the commercial loans acquired from United Commercial Bank (“UCB”) ended after December 31, 2014. With the termination of the FDIC shared-loss coverage, the risk weighting for the majority of the UCB loans increased from 20% to 100%, the rate usually applicable to commercial loans. In addition, the Basel III capital rules became effective January 1, 2015. The Basel III rules revised the definition of capital, the risk weightings of certain on and off balance sheet items, and the prompt corrective action requirements under banking regulations. A minimum Common Equity Tier 1 (“CET1”) capital ratio was also established. The preceding changes along with the growth in the Company’s balance sheet contributed to the $1.3 billion increase in risk weighted assets from $21.9 billion as of December 31, 2014 to $23.2 billion as of June 30, 2015. As of June 30, 2015, the Company’s CET1 capital, Tier 1 risk-based capital, total risk-based capital ratios and Tier 1 leverage capital ratios were 10.9%, 11.0%, 12.7% and 8.8%, respectively, well above the well capitalized requirements of 6.5%, 8.0%, 10.0% and 5%, respectively.

In July 2015, the Company’s Board of Directors declared third quarter dividends on the Company’s common stock. The common stock cash dividend of $0.20 per share is payable on August 17, 2015 to shareholders of record on August 3, 2015.

Results of Operations

Net income for the three months ended June 30, 2015 increased $14.4 million or 17% to $98.7 million, as compared to net income of $84.3 million for the three months ended June 30, 2014. Net income for the six months ended June 30, 2015 increased $40.3 million or 25% to $198.8 million, as compared to net income of $158.5 million for the six months ended June 30, 2014. The Company’s annualized return on average total assets was 1.34% for the three months ended June 30, 2015, compared to 1.25% for the same period in 2014. The annualized return on average stockholders’ equity was 13.25% for the three months ended June 30, 2015, compared with 12.61% for the three months ended June 30, 2014. For the six months ended June 30, 2015, the annualized return on average total assets and the annualized return on average stockholders’ equity were 1.37% and 13.58%, respectively, compared to 1.20% and 12.14%, respectively, for the same period in 2014. Our three-month and six-month earnings performance in 2015 reflected continuing success in executing our business strategy. Underpinning our three and six months ended June 30, 2015 operating results were loan and core deposit growth, stable loan credit quality and diversified fee income sources.

Revenue, the sum of net interest income and noninterest income, was $268.1 million for the three months ended June 30, 2015, an increase of $16.6 million or 7% from $251.5 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, revenue was $547.9 million, an increase of $53.4 million or 11% from $494.6 million for the comparable period in 2014. The increases in revenue for the three months and the six months ended June 30, 2015 from a year ago were primarily due to the growth in noninterest income. The main contributors to the year-over-year improvement in noninterest income were changes in FDIC indemnification asset and receivable/payable and an increase in net gains on sales of investment securities.

Components of Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Net interest income	$227.5	$266.5	$463.2	$524.4
Provision for loan losses	(3.5)	(8.0)	(8.5)	(14.9)
Noninterest income (loss)	40.6	(14.9)	84.7	(29.9)
Noninterest expense (1)	(120.2)	(120.5)	(248.2)	(240.5)
Income tax expense (1)	(45.7)	(38.7)	(92.4)	(80.6)
Net income (1)	$98.7	$84.3	$198.8	$158.5
Annualized return on average total assets (1)	1.34%	1.25%	1.37%	1.20%
Annualized return on average equity (1)	13.25%	12.61%	13.58%	12.14%

 (1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest earned on loans, available-for-sale investment securities and other interest-earning assets less the interest expense on customer deposits, long-term debt, and other interest-bearing liabilities. Net interest margin is the average yield on interest-earning assets less the average interest rate paid for customer deposits and other funding sources. Net interest income and net interest margin are affected by several factors, including changes in average balances and composition of interest-earning assets and funding sources, market interest rate fluctuations and slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, volume of noninterest-bearing sources of funds and asset quality.

Net interest income for the three months ended June 30, 2015 totaled $227.5 million, a decrease of $39.0 million or 15% over net interest income of $266.5 million for the same period in 2014. Net interest income for the six months ended June 30, 2015 totaled $463.2 million, a decrease of $61.2 million or 12% year-over-year. Annualized net interest margins for the three and six months ended June 30, 2015 were 3.31% and 3.41% respectively, lower by 91 and 83 basis points, respectively, from the comparable periods in 2014. The decreases in net interest income and net interest margin for the three and six months ended June 30, 2015 were primarily due to the decreased accretion income associated with the PCI loans acquired from the FDIC assisted acquisitions of UCB and Washington First International Bank (“WFIB”) and the lower yield on available-for-sale investment securities, partially offset by lower funding expense resulting from increased average volumes of noninterest-bearing funding sources.

Average interest-earning assets increased $2.20 billion or 9% to $27.53 billion in the three months ended June 30, 2015 compared to the prior year period, mainly due to the increase in average loan balances of $1.84 billion or 9% to $21.87 billion. Average core customer deposits which consist of noninterest-bearing demand, interest-bearing checking, money market and savings deposits, grew $2.14 billion or 13% to $18.37 billion in the three months ended June 30, 2015 compared to the prior year period. Average core customer deposits funded 84% of average loans in the three months ended June 30, 2015, above the 81% funding rate in the three months ended June 30, 2014. For the six months ended June 30, 2015 compared to the same period in 2014, average interest-earning assets and average core customer deposits rose $2.45 billion or 10% and $2.49 billion or 16%, respectively. Approximately 84% of average loans in the six months ended June 30, 2015 were generally funded by core customer deposits, higher than the 80% funding rate for the same period in 2014.

The following tables present the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
($ in thousands)	Average Balance	Interest	Average (1) Rate	Average Balance	Interest	Average (1) Rate
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,532,855	$4,926	1.29%	$1,481,361	$6,354	1.72%
Securities purchased under resale agreements (“resale agreements”)	1,356,374	4,680	1.38%	1,230,769	4,559	1.49%
Available-for-sale investment securities (2)	2,692,474	9,484	1.41%	2,486,303	12,490	2.01%
Loans (3)(4)	21,866,567	234,049	4.29%	20,030,803	269,484	5.40%
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock	78,543	2,306	11.78%	97,011	1,555	6.43%
Total interest-earning assets	$27,526,813	$255,445	3.72%	$25,326,247	$294,442	4.66%
Noninterest-earning assets:
Cash and cash equivalents	315,045			305,151
Allowance for loan losses	(260,464)			(254,282)
Other assets (5)	1,872,608			1,753,877
Total assets (5)	$29,454,002			$27,130,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$2,629,425	$1,933	0.29%	$2,139,537	$1,216	0.23%
Money market deposits	6,506,857	4,540	0.28%	6,035,120	3,982	0.26%
Savings deposits	1,730,446	795	0.18%	1,495,295	635	0.17%
Time deposits	6,416,043	10,927	0.68%	6,288,684	9,736	0.62%
Federal funds purchased and other short-term borrowings	7,694	18	0.94%	315	—	—
FHLB advances	317,988	1,049	1.32%	315,805	1,015	1.29%
Securities sold under repurchase agreements (“repurchase agreements”)	546,044	7,533	5.53%	1,005,280	10,189	4.07%
Long-term debt	220,871	1,158	2.10%	240,640	1,219	2.03%
Total interest-bearing liabilities	$18,375,368	$27,953	0.61%	$17,520,676	$27,992	0.64%
Noninterest-bearing liabilities:
Demand deposits	7,501,023			6,553,899
Other liabilities	588,206			375,556
Stockholders’ equity (5)	2,989,405			2,680,862
Total liabilities and stockholders’ equity (5)	$29,454,002			$27,130,993
Interest rate spread			3.11%			4.02%
Net interest income and net interest margin		$227,492	3.31%		$266,450	4.22%

(1)	Annualized.

(2)	Includes the amortization of net premiums on available-for-sale investment securities of $3.8 million and $5.2 million for the three months ended June 30, 2015 and 2014, respectively.

(3)
Includes the accretion of discount on loans of $12.2 million and $55.7 million for the three months ended June 30, 2015 and 2014, respectively. Also, includes the accretion (amortization) of net deferred loan costs of $(655) thousand and $(3.2) million for the three months ended June 30, 2015 and 2014, respectively.

(4)	Average balances include nonperforming loans.

(5)
Prior period was restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

	Six Months Ended June 30,
	2015			2014
($ in thousands)	Average Balance	Interest	Average (1) Rate	Average Balance	Interest	Average (1) Rate
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,547,696	$10,352	1.35%	$1,326,696	$11,956	1.82%
Resale agreements	1,312,459	9,529	1.46%	1,285,912	9,412	1.48%
Available-for-sale investment securities (2)	2,648,606	19,668	1.50%	2,534,294	24,766	1.97%
Loans (3)(4)	21,800,031	475,615	4.40%	19,683,925	531,055	5.44%
FHLB and Federal Reserve Bank stock	82,001	3,542	8.71%	105,016	3,426	6.58%
Total interest-earning assets	$27,390,793	$518,706	3.82%	$24,935,843	$580,615	4.70%
Noninterest-earning assets:
Cash and cash equivalents	330,144			308,192
Allowance for loan losses	(261,077)			(255,016)
Other assets (5)	1,877,515			1,744,837
Total assets (5)	$29,337,375			$26,733,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$2,578,418	$3,694	0.29%	$1,989,701	$2,197	0.22%
Money market deposits	6,515,102	8,841	0.27%	5,968,502	7,765	0.26%
Savings deposits	1,702,385	1,598	0.19%	1,471,449	1,260	0.17%
Time deposits	6,342,028	21,025	0.67%	6,276,215	20,229	0.65%
Federal funds purchased and other short-term borrowings	3,943	18	0.92%	205	—	—
FHLB advances	328,316	2,082	1.28%	383,469	2,060	1.08%
Repurchase agreements	667,072	15,939	4.82%	1,007,160	20,267	4.06%
Long-term debt	223,328	2,300	2.08%	242,324	2,421	2.01%
Total interest-bearing liabilities	$18,360,592	$55,497	0.61%	$17,339,025	$56,199	0.65%
Noninterest-bearing liabilities:
Demand deposits	7,459,670			6,338,968
Other liabilities	566,341			422,746
Stockholders’ equity (5)	2,950,772			2,633,117
Total liabilities and stockholders’ equity (5)	$29,337,375			$26,733,856
Interest rate spread			3.21%			4.05%
Net interest income and net interest margin		$463,209	3.41%		$524,416	4.24%

(1)	Annualized.

(2)	Includes the amortization of net premiums on available-for-sale investment securities of $8.1 million and $11.3 million for the six months ended June 30, 2015 and 2014, respectively.

(3)
Includes the accretion of discount on loans of $30.4 million and $113.8 million for the six months ended June 30, 2015 and 2014, respectively. Also, includes the accretion (amortization) of net deferred loan costs of $359 thousand and $(6.3) million for the six months ended June 30, 2015 and 2014, respectively.

(4)	Average balances include nonperforming loans.

(5)
Prior period was restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

The following table summarizes the extent to which changes in interest rates and changes in average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). Nonaccrual loans are included in average loans used to compute the table below:

	Three Months Ended June 30, 2015 vs. 2014			Six Months Ended June 30, 2015 vs. 2014
	Total Change	Changes Due to		Total Change	Changes Due to
($ in thousands)		Volume	Rate		Volume	Rate
Interest-bearing assets:
Due from banks and short-term investments	$(1,428)	$214	$(1,642)	$(1,604)	$1,790	$(3,394)
Resale agreements	121	447	(326)	117	193	(76)
Available-for-sale investment securities	(3,006)	968	(3,974)	(5,098)	1,075	(6,173)
Loans	(35,435)	23,135	(58,570)	(55,440)	53,161	(108,601)
FHLB and Federal Reserve Bank stock	751	(343)	1,094	116	(850)	966
Total interest and dividend income	$(38,997)	$24,421	$(63,418)	$(61,909)	$55,369	$(117,278)
Interest-bearing liabilities:
Checking deposits	$717	$314	$403	$1,497	$746	$751
Money market deposits	558	322	236	1,076	732	344
Savings deposits	160	105	55	338	210	128
Time deposits	1,191	200	991	796	214	582
Federal funds purchased and other short-term borrowings	18	—	18	18	—	18
FHLB advances	34	7	27	22	(320)	342
Repurchase agreements	(2,656)	(5,593)	2,937	(4,328)	(7,669)	3,341
Long-term debt	(61)	(103)	42	(121)	(194)	73
Total interest expense	$(39)	$(4,748)	$4,709	$(702)	$(6,281)	$5,579
Change in net interest income	$(38,958)	$29,169	$(68,127)	$(61,207)	$61,650	$(122,857)

Provision for Loan Losses

The Company recorded a provision for loan losses on non-purchased credit impaired (“non-PCI”) loans of $3.5 million and $8.1 million during the three months ended June 30, 2015 and 2014, respectively. The Company recorded a reversal of provision for loan losses on PCI loans of $31 thousand and $121 thousand during the three months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015 and 2014, the Company recorded a provision for loan losses on non-PCI loans of $8.6 million and $15.1 million, respectively. The Company recorded a reversal of provision for loan losses on PCI loans of $102 thousand and $188 thousand during the six months ended June 30, 2015 and 2014, respectively.

Provisions for loan losses are charged to income to bring the allowance for loan losses as well as the allowance for unfunded loan commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses” section of this report.

Noninterest Income (Loss)

The following table presents components of noninterest income (loss) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Branch fees	$9.8	$9.5	$19.2	$19.0
Letters of credit fees and foreign exchange income	8.8	8.9	17.5	15.8
Ancillary loan fees	2.8	2.5	5.5	5.0
Wealth management fees	4.8	5.2	9.9	8.3
Derivative commission income	2.7	2.6	7.8	5.2
Changes in FDIC indemnification asset and receivable/payable	(6.7)	(57.6)	(15.1)	(111.2)
Net gains on sales of loans	5.3	6.8	14.8	13.0
Net gains on sales of available-for-sale investment securities	5.6	0.7	10.0	4.1
Other fees and other operating income	7.5	6.3	15.1	11.0
Total noninterest income (loss)	$40.6	$(14.9)	$84.7	$(29.9)

Noninterest income includes revenues earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance transactions, wealth management activities and the issuance of letters of credit, ancillary fees on loans, net gains on sales of loans and available-for-sale investment securities, changes in the FDIC indemnification asset and receivable/payable and miscellaneous noninterest-related revenues.

Noninterest income increased by $55.5 million from a loss of $14.9 million for the three months ended June 30, 2014 to income of $40.6 million for the three months ended June 30, 2015. This improvement was mainly due to a $50.9 million decline in expenses related to changes in FDIC indemnification asset and receivable/payable and a $4.9 million increase in net gains on sales of available-for-sale investment securities.

Noninterest income rose by $114.6 million from a loss of $29.9 million for the six months ended June 30, 2014 to income of $84.7 million for the six months ended June 30, 2015. The increase was predominantly due to a $96.1 million decline in expenses related to changes in FDIC indemnification asset and receivable/payable. Higher net gains on sales of available-for-sale investment securities of $5.9 million, additional other operating income of $4.1 million and increased gains on sales of loans of $1.8 million along with transaction volume growth in several business areas that led to increases in derivative commission income of $2.5 million and wealth management fees of $1.7 million also contributed to the overall noninterest income gain.

Changes in FDIC indemnification asset and receivable/payable decreased by $50.9 million or 88% to a $6.7 million loss for the three months ended June 30, 2015 from $57.6 million loss for the three months ended June 30, 2014. For the six months ended June 30, 2015, changes in FDIC indemnification asset and receivable/payable decreased by $96.1 million or 86% to a $15.1 million loss from a $111.2 million loss for the same period in 2014. The reduction in the changes in FDIC indemnification asset and receivable/payable was primarily attributable to the expiration of the shared-loss coverage for the UCB commercial loans after December 31, 2014 and the continued strong credit performance of the existing covered loans.

Net gains on sales of available-for-sale investment securities for the three and six months ended June 30, 2015 totaled $5.6 million and $10.0 million, respectively, above the comparable figures in 2014 by $4.9 million or 728% and $5.9 million or 144%, respectively. The higher level of net gains in 2015 was mainly due to increased volume of securities sold. Proceeds from sales of available-for-sale investment securities for the six months ended June 30, 2015 amounted to $473.1 million, compared to $351.8 million for the same period in 2014.

Net gains on sales of loans for the three and six months ended June 30, 2015 amounted to $5.8 million and $15.3 million, respectively, compared to $6.8 million and $13.0 million, respectively, for the same periods in 2014. Approximately $328.8 million and $998.6 million of loans were sold during the three months and six months ended June 30, 2015. Loans sold during the three and six months ended June 30, 2015 were primarily comprised of single-family residential and C&I loans. During the three months ended June 30, 2015, the Company also recorded a $517 thousand lower of cost or market valuation adjustment related to the student loans in the loans held for sale portfolio. During the three and six months ended June 30, 2014, approximately $280.8 million and $456.6 million loans, mainly comprising of student and C&I loans were sold.

Wealth management fees and derivative commission income for the three months ended June 30, 2015 were $4.8 million and $2.7 million, respectively, compared to $5.2 million and $2.6 million, respectively, for the three months period ended June 30, 2014. For the six months ended June 30, 2015, wealth management fees rose $1.6 million or 20% to $9.9 million from $8.3 million for the six months ended June 30, 2014 while derivative commission income increased $2.5 million or 49% to $7.8 million from $5.2 million for the same period in 2014. The increases in 2015 were driven by growth in investment advisory services and income earned from assisting customers in hedging interest rates.

Other operating income for the three months ended June 30, 2015 increased $1.2 million or 19% to $7.5 million from $6.3 million for the same period in 2014. For the six months ended June 30, 2015, other operating income rose $4.1 million or 38% to $15.1 million from $11.0 million for the same period in 2014. The higher other operating income in 2015 was mainly due to gains on sales of fixed assets.

Noninterest Expense

The following table presents the various components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Compensation and employee benefits	$62.9	$55.1	$127.1	$114.4
Occupancy and equipment expense	15.2	16.5	30.6	32.4
Amortization of tax credit and other investments (1)	3.0	5.5	9.3	7.0
Amortization of premiums on deposits acquired	2.3	2.6	4.7	5.1
Deposit insurance premiums and regulatory assessments	3.3	5.8	9.0	11.5
Loan related expense (income)	1.8	(1.1)	4.1	1.5
OREO (income) expense	(5.1)	0.8	(6.1)	2.1
Legal expense	4.1	9.1	11.0	12.9
Data processing	2.4	2.9	5.0	11.1
Consulting expense	2.2	2.3	4.6	3.4
Repurchase agreements extinguishment costs	6.6	—	6.6	—
Other operating expense	21.5	20.9	42.2	39.1
Total noninterest expense (1)	$120.2	$120.5	$248.2	$240.5

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

Noninterest expense totaled $120.2 million for the three months ended June 30, 2015, a $369 thousand decrease compared to the prior year figure of $120.5 million. The decrease resulted from lower expenses for legal and OREO, offset by higher compensation and employee benefits, and non-recurring fees paid on the extinguishment of certain repurchase agreements. Noninterest expense reached $248.2 million for the six months ended June 30, 2015, a $7.7 million or 3% increase compared to the prior year figure of $240.5 million. The increase was mainly due to higher compensation and employee benefits and amortization of tax credit and other investments, along with the non-recurring fees paid on the extinguishment of certain repurchase agreements, partially offset by lower data processing and OREO expense.

Compensation and employee benefits increased $7.8 million or 14% to $62.9 million for the three months ended June 30, 2015, compared to $55.1 million for the three months ended June 30, 2014. Compensation and employee benefits increased $12.8 million or 11% to $127.1 million for the six months ended June 30, 2015, compared to $114.4 million for the same period in 2014. The growth in personnel expense for both periods was primarily due to annual salary increases and higher benefits expense associated with the growth we have experienced.

OREO expense decreased $5.9 million from $783 thousand for the three months ended June 30, 2014 to income of $5.1 million and decreased by $8.2 million from $2.1 million for the six months ended June 30, 2014 to income of $6.1 million for the six months ended June 30, 2015. The period-over-period improvement for both periods was primarily due to higher net gains on OREO sales and lower expenses associated with the declining OREO portfolio. As of June 30, 2015, OREO, net amounted to $25.8 million, compared to $67.2 million a year ago.

During the three and six months ended June 30, 2015, the Company recorded $6.6 million in extinguishment costs due to the extinguishment of $100.0 million of repurchase agreements. There was no debt extinguishment during the three and six months ended June 30, 2014.

The amortization of tax credit and other investments decreased $2.5 million or 45% from $5.5 million for the three months ended June 30, 2014 to $3.0 million for the three months ended June 30, 2015. The amortization of tax credit and other investments increased $2.3 million or 33% from $7.0 million for the six months ended June 30, 2014 to $9.3 million for the six months ended June 30, 2015. While the amortization during the three months ended June 30, 2015 decreased compared to the same period last year, the total amortization for the six months ended June 30, 2015 was higher compared to the same period last year, mainly due to the additional tax credit investments made during the year. As of June 30, 2015, tax credit investments amounted to $147.1 million, $56.4 million or 62% above the year ago level of $90.7 million.

Legal expense decreased $5.0 million or 55% to $4.1 million for the three months ended June 30, 2015 compared to $9.1 million for the same period in 2014. For the six months ended June 30, 2015, legal expense decreased $1.9 million or 15% to $11.0 million from $12.9 million for the same period in 2014. The reduction was mainly due to the overall decline in legal fees following resolution of previously outstanding litigation cases.

Data processing expense decreased $563 thousand or 19% from $2.9 million for the three months ended June 30, 2014 to $2.4 million for the three months ended June 30, 2015. For the six months ended June 30, 2015, data processing expense decreased $6.1 million or 55% to $5.0 million from $11.1 million for the same period in 2014. The year-over-year changes for the three and six month periods reflected the impact of nonrecurring merger and integration expense related to the MetroCorp acquisition in 2014.

Income Taxes

Provision for income taxes was $45.7 million for the three months ended June 30, 2015, reflecting an effective tax rate of 32%. In comparison, income tax expense was $38.7 million, reflecting an effective tax rate of 31% for the three months ended June 30, 2014. Included in the income tax expense recognized in the three months ended June 30, 2015 and 2014 was $15.1 million and $16.1 million, respectively, of tax credits generated mainly from investments in qualified affordable housing partnerships and other tax credit investments.

Provision for income taxes was $92.5 million for the six months ended June 30, 2015, representing an effective tax rate of 32%. In comparison, income tax expense was $80.7 million, representing an effective tax rate of 34% for the six months ended June 30, 2014. The lower effective tax rate for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, was mainly due to higher tax credits and benefits from the Company’s investments in qualified affordable housing partnerships in accordance with the recently adopted ASU 2014-01 in 2015. For further discussion of the impact of ASU 2014-01, see Note 10 of the Notes to Consolidated Financial Statements. Included in the income tax expense recognized in the six months ended June 30, 2015 and 2014 was $26.7 million and $26.8 million, respectively, of tax credits generated mainly from investments in qualified affordable housing partnerships and other tax credit investments.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of June 30, 2015 and December 31, 2014, the Company had a net deferred tax asset of $378.4 million and $389.6 million, respectively.

A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is used, as needed, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has concluded that it is more likely than not that all of the benefits of the deferred tax assets will be realized, with the exception of the deferred tax assets related to net operating losses in certain states. Accordingly, a valuation allowance has been recorded for these amounts. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with the standards of ASC 740-10.

Operating Segment Results

The Company defines its operating segments based on its core strategy, and the Company has identified three reportable operating segments: Retail Banking, Commercial Banking and Other.
The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes C&I and CRE, primarily generates commercial loans through the commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia. Furthermore, the Commercial Banking segment offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the treasury operations of the Company and eliminations of intersegment amounts have been aggregated and included in the “Other” segment.
Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability when there are changes in management structure or reporting methodologies unless it is not deemed practicable to do so.
The Company’s transfer pricing process is formulated to incentivize loan and deposit growth that is consistent with the Company’s overall growth objectives, as well as to provide a reasonable and consistent basis for measurement of the Company’s business segments and product net interest margins. The Company’s transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.
For more information about the Company’s segments, including information about the underlying accounting and reporting process, please see Note 14 to the Company’s consolidated financial statements presented elsewhere in this report.
Retail Banking
The Retail Banking segment reported pretax income of $55.3 million and $108.3 million for the three and six months ended June 30, 2015, respectively, compared to $48.9 million and $93.4 million for the same periods in 2014. The increase in pretax income for this segment for the three and six months ended June 30, 2015 was driven by an increase in noninterest income and decreases in provision for loan losses and noninterest expense, partially offset by a decrease in net interest income.
Net interest income for this segment decreased $8.8 million or 7% to $109.3 million for the three months ended June 30, 2015, compared to $118.1 million for the same period in 2014. Net interest income for this segment decreased $10.1 million or 4% to $218.9 million for the six months ended June 30, 2015, compared to $229.0 million for the same period in 2014. The decrease in net interest income for the three and the six months ended June 30, 2015 was primarily due to lower discount accretion to interest income from the PCI loan portfolio and the sale of single-family residential loans.
Noninterest income for this segment increased $11.3 million to noninterest income of $10.5 million for the three months ended June 30, 2015, compared to a noninterest loss of $800 thousand recorded for the same period in 2014. The increase in noninterest income was attributable to a decrease in the loss related to changes in FDIC indemnification asset and receivable/payable, partially offset by a decrease in net gains on sale of loans for the same period in 2014. Noninterest income for this segment increased $26.5 million to noninterest income of $23.4 million for the six months ended June 30, 2015, compared to a noninterest loss of $3.1 million recorded for the same period in 2014. The increase in noninterest income resulted from a decrease in the loss related to changes in FDIC indemnification asset and receivable/payable and an increase in wealth management fees, partially offset by lower net gains on sales of loans for the same period in 2014.

Noninterest expense for this segment decreased $2.8 million or 6% to $46.6 million for the three months ended June 30, 2015, compared to $49.4 million for the same period in 2014. The decrease was primarily due to reductions in deposit insurance premiums and legal expense. Noninterest expense for this segment decreased $474 thousand to $101.2 million during the six months ended June 30, 2015, compared to $101.7 million for the same period in 2014. The decrease was primarily a result of reduction in deposit insurance premiums and legal expense, partially offset by an increase in deposit related expenses.
Commercial Banking
The Commercial Banking segment reported pretax income of $97.3 million and $190.4 million for the three and six months ended June 30, 2015, respectively, compared to $77.8 million and $154.8 million for the same periods in 2014. The increase in pretax income for this segment for the three and six months ended June 30, 2015 was attributable to an increase of noninterest income and decreases in provision for loan losses and noninterest expense, partially offset by a decrease in net interest income.
Net interest income for this segment decreased $30.9 million or 20% to $122.3 million for the three months ended June 30, 2015, compared to $153.2 million for the same period in 2014. For the six months ended June 30, 2015, net interest income for this segment decreased $48.1 million or 16% to $247.5 million, compared to $295.6 million for the same period in 2014. The decrease in net interest income for the three and the six months ended June 30, 2015 was primarily due to lower discount accretion to interest income from the PCI loan portfolio.
Noninterest income for this segment improved $42.5 million to noninterest income of $20.8 million for the three months ended June 30, 2015, compared to a noninterest loss of $21.7 million recorded for the same period in 2014. For the six months ended June 30, 2015, noninterest income for this segment improved $83.8 million to $40.4 million, compared to a noninterest loss of $43.4 million recorded for the same period in 2014. The increase for this segment was primarily due to a decrease in the loss related to changes in the FDIC indemnification asset and receivable/payable, increases in derivative income and loan fees, and higher net gains on sales of Small Business Administration (“SBA”) loans.
Noninterest expense for this segment decreased $6.8 million or 17% to $33.9 million for the three months ended June 30, 2015, compared to $40.7 million for the same period in 2014. This decrease was primarily due to higher net gains from sale of OREO and decrease in legal expense, partially offset by an increase to loan related expenses. Noninterest expense for this segment decreased $2.6 million or 3% to $83.9 million during the six months ended June 30, 2015, compared to $86.5 million for the same period in 2014. The decrease in noninterest expense for the six months ended June 30, 2015 was primarily due to higher net gains on sales of OREO and a decrease in legal expense, partially offset by an increase in compensation and employee benefits expense, loan related expense, and occupancy and equipment expense.
Other
The Other segment reported pretax losses of $8.2 million and $7.5 million for the three and six months ended June 30, 2015, respectively, compared to losses of $3.8 million and $9.0 million for the same periods in 2014.
Net interest loss for this segment decreased $711 thousand or 15% to a net interest loss of $4.1 million for the three months ended June 30, 2015, compared to a net interest loss of $4.8 million for the same period in 2014. Net interest loss for this segment increased $3.0 million to $3.2 million for the six months ended June 30, 2015, compared to a net interest loss of $198 thousand for the same period in 2014. The Other segment includes the activities of the treasury function, which coordinates the liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through funds transfer pricing. In addition, it bears the cost of adverse movements in interest rates which affect the net interest margin.
Noninterest income for this segment increased $1.6 million or 21% to $9.2 million for the three months ended June 30, 2015, compared to $7.6 million recorded for the same period in 2014. The increase was primarily due to the higher net gains on sale of available-for-sale investment securities. Noninterest income for this segment increased $4.3 million or 26% to $21.0 million for the six months ended June 30, 2015, compared to $16.7 million recorded for the same period in 2014. The increase in noninterest income compared to the same period in 2014 was primarily due to higher net gains on sales of available-for-sale investment securities and fixed assets.

Noninterest expense for this segment increased $9.2 million or 30% to $39.7 million for the three months ended June 30, 2015, compared to $30.5 million for the same period in 2014. This increase was primarily due to the extinguishment costs related to repurchase agreements incurred and increase in compensation and employee benefits, partially offset by lower amortization of tax credit and other investments and occupancy and equipment expense. Noninterest expense for this segment increased $10.8 million or 21% to $63.1 million for the six months ended June 30, 2015, compared to $52.3 million for the same period in 2014. This increase was primarily due to the repurchase agreement extinguishment costs incurred, increases in compensation and employee benefits, legal expense and amortization of tax credit and other investments, partially offset by lower occupancy and equipment expense and data processing expense due to non-recurrence of merger and integration cost from the MetroCorp acquisition in the prior year.

Balance Sheet Analysis

Total assets increased $1.32 billion or 5% to $30.06 billion as of June 30, 2015, compared to $28.74 billion as of December 31, 2014. The increase in total assets was primarily due to increases of $838.0 million in cash and cash equivalents, $378.6 million in total net loans and $355.8 million in available-for-sale investment securities. These increases were partially offset by decreases of $125.0 million in resale agreements and $63.9 million in short-term investments.

The increase in cash and cash equivalents and decrease in resale agreements were largely due to the timing of cash inflows versus outflows from the fundings, payments and cash requirements related to normal operating activities. The $838.0 million cash increase was primarily funded by the increase in deposits as discussed below, while the $355.8 million increase in available-for-sale investment securities was primarily due to an increase in the purchase of U.S. Treasury securities.

The increase in total net loans was primarily due to organic growth in C&I, CRE and consumer loans, partially offset by loan sales of approximately $998.6 million, mainly comprised of single-family residential and C&I loans, to better reposition the balance sheet for future opportunities. Allowance for loan losses remained relatively unchanged at $261.2 million or 1.19% of total loans held-for-investment as of June 30, 2015, as compared to $261.7 million or 1.20% of total loans held-for-investment as of December 31, 2014.

Total deposits increased $1.52 billion or 6%, to $25.53 billion as of June 30, 2015 compared to $24.01 billion as of December 31, 2014. This increase was primarily due to a $976.2 million or 5% increase in core deposits, mainly due to increases in money market and non-interest bearing demand accounts. In addition, time deposits increased $543.2 million or 9% mainly due to the growth in our public deposit relationships.

Repurchase agreements decreased $395.0 million or 50% to $400.0 million as of June 30, 2015 compared to $795.0 million as of December 31, 2014, due to the extinguishment of $100.0 million of repurchase agreements during the six months ended June 30, 2015 and the addition of $295.0 million of resale agreements that were eligible for netting against existing repurchase agreements.

Resale Agreements

The Company holds resale agreements with terms that range between three months and 13 years. Total net resale agreements decreased $125.0 million or 10%, to $1.10 billion as of June 30, 2015, compared with $1.23 billion as of December 31, 2014. The Company nets resale and repurchase transactions with the same counterparty on the consolidated balance sheets when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45. Refer to Note 6 - Resale and repurchase agreements included in this report for further details.

Resale and repurchase agreements are fully-collateralized to protect against unfavorable market price movements. The Company monitors the fair market value of the underlying securities that collateralize the related receivable on resale agreements, including accrued interest. In the event that the fair market value of the securities decreases below the carrying amount of the related repurchase agreement, the counterparty is required to deliver an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

Available-for-Sale Investment Securities

Income from investing in securities provides a significant portion of the Company’s total income. The Company aims to maintain an investment portfolio with an appropriate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. The Company’s available-for-sale investment securities portfolio primarily consists of U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored enterprise debt securities, U.S. government sponsored enterprise and other mortgage-backed securities, municipal securities and corporate debt securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, a component of stockholders’ equity.

Total available-for-sale securities increased $355.8 million or 14% to $2.98 billion as of June 30, 2015, from $2.63 billion as of December 31, 2014. The investment portfolio had net unrealized gains of $9.2 million and $7.2 million as of June 30, 2015 and December 31, 2014, respectively. The net unrealized gains on available-for-sale securities were primarily attributed to changes in the yield curve. As of June 30, 2015 and December 31, 2014, available-for-sale investment securities with par value of $1.68 billion and $1.93 billion, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank discount window, and for other purposes required or permitted by law.

Total repayments/maturities and proceeds from sales of available-for-sale investment securities amounted to $258.4 million and $292.6 million, respectively during the three months ended June 30, 2015 and $396.8 million and $473.1 million, respectively, during the six months ended June 30, 2015. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional available-for-sale investment securities purchases totaling $704.2 million and $1.22 billion, during the three and six months ended June 30, 2015, respectively. The Company recorded net gains on sales of available-for-sale investment securities totaling $5.6 million and $10.0 million during the three and six months ended June 30, 2015, respectively.

Total repayments/maturities and proceeds from sales of available-for-sale investment securities amounted to $56.4 million and $21.6 million, respectively during the three months ended June 30, 2014 and $207.7 million and $351.8 million, respectively, during the six months ended June 30, 2014. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional available-for-sale investment securities purchases totaling $112.5 million and $250.6 million, during the three and six months ended June 30, 2014, respectively. The Company recorded net gains on sales of available-for-sale investment securities totaling $671 thousand and $4.1 million during the three and six months ended June 30, 2014, respectively.

 The Company performs regular impairment analyses on available-for-sale investment securities. If the Company determines that a decline in fair value is other-than-temporary, the credit-related impairment loss is recognized in current earnings. The noncredit-related impairment losses are charged to other comprehensive income which is the portion of the loss attributed to market rates or other factors non-credit related. Other-than-temporary declines in fair value are assessed based on factors including the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the probability that the Company will be unable to collect all amounts due, and the Company’s ability and intent to not sell the security before recovery of its amortized cost basis. For securities that are determined to have temporary declines in value, the Company has both the ability and the intent to hold these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis. There were no other-than-temporary credit losses for the three and six months ended June 30, 2015 and 2014.

The following table presents the weighted average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s available-for-sale investment securities as of June 30, 2015:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2015
Available-for-sale investment securities
U.S. Treasury securities	$81,084	0.43%	$1,119,027	1.18%	$—	—%	$—	—%	$1,200,111	1.13%
U.S. government agency and U.S. government sponsored enterprise debt securities	240,645	1.41%	158,039	1.18%	26,179	2.21%	—	—%	424,863	1.37%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	2,500	3.75%	108,446	2.38%	76,442	2.25%	187,388	2.35%
Residential mortgage-backed securities	—	—%	3,838	1.78%	19,657	1.76%	665,217	1.69%	688,712	1.69%
Municipal securities	1,912	2.91%	115,132	2.43%	81,853	2.44%	7,525	3.94%	206,422	2.49%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	61,908	3.25%	61,908	3.25%
Corporate debt securities:
Investment grade	51,493	0.97%	16,079	2.37%	89,406	1.47%	—	—%	156,978	1.40%
Non-investment grade	10,025	0.91%	—	—%	—	—%	—	—%	10,025	0.91%
Other securities	45,739	2.33%	—	—%	—	—%	—	—%	45,739	2.33%
Total available-for-sale investment securities	$430,898		$1,414,615		$325,541		$811,092		$2,982,146

For complete discussion and disclosure see Note 7 to the Company’s consolidated financial statements.

Total Loan Portfolio

The Company offers a broad range of products designed to meet the credit needs of its borrowers.  The Company’s lending activities consist of single-family residential loans, multifamily residential loans, income producing CRE loans, land loans, construction loans, commercial business loans, trade finance and consumer loans.

CRE Loans. The CRE loan portfolio includes income producing real estate loans, construction loans and land loans. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Approximately 77% of the CRE loans are secured by real estate in California. Since a significant portion of the real estate loans are secured by properties located in California, changes in the California economy and in real estate values could have a significant impact on the collectability of the loans and on the level of allowance for loan losses required.

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

Consumer Loans. The consumer loans segment includes HELOCs, auto loans, and insurance premium financing loans. The Company’s ARM HELOCs are secured by one-to-four unit residential properties located in its primary lending areas. The program is a low documentation program that requires low loan to value ratios, typically 60% or less. These loans have historically experienced low delinquency and default rates.

Net loans, including loans held for sale, increased $378.6 million or 2%, to $21.89 billion as of June 30, 2015, as compared to $21.51 billion as of December 31, 2014. The increase was primarily driven by increases of $467.4 million in CRE loans, $215.7 million in consumer loans and $73.5 million in C&I loans, partially offset by a $519.1 million decline in residential loans that was mainly triggered by loan sales during the six months ended June 30, 2015. The Company, from time to time, identifies opportunities to sell certain loans when the pricing is attractive to provide additional noninterest income. The Company sells these loans out of the loans held for sale portfolio.

The following table presents the composition of the Company’s total loan portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
($ in thousands)	Amount	Percent	Amount	Percent
CRE:
Income producing	$6,714,165	30%	$6,256,059	29%
Construction	377,774	2%	332,287	1%
Land	194,934	1%	231,167	1%
Total CRE	7,286,873	33%	6,819,513	31%
C&I:
Commercial business	7,377,605	33%	7,181,189	33%
Trade finance	773,059	4%	896,012	4%
Total C&I	8,150,664	37%	8,077,201	37%
Residential:
Single-family	3,323,152	15%	3,866,781	18%
Multifamily	1,474,480	7%	1,449,908	7%
Total residential	4,797,632	22%	5,316,689	25%
Consumer	1,729,443	8%	1,513,742	7%
Total loans held-for-investment (1)	$21,964,612	100%	$21,727,145	100%
Unearned fees, premiums, and discounts, net	(5,948)		2,804
Allowance for loan losses	(261,229)		(261,679)
Loans held for sale	195,427		45,950
Total loans, net	$21,892,862		$21,514,220

(1)	Loans net of ASC 310-30 discount.

The Company’s loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as non-PCI loans. Acquired loans for which there was, at the acquisition date, evidence of credit deterioration are referred to as PCI loans.

PCI loans consist of loans acquired with deteriorated quality from the UCB FDIC assisted acquisition on November 6, 2009, the WFIB FDIC assisted acquisition on June 11, 2010 and, to a lesser extent, a small portion of loans acquired from the MetroCorp acquisition on January 17, 2014. Refer to Note 3 — Business Combination, included in this report, for further details on the MetroCorp acquisition and Note 8 — Covered Assets and FDIC Indemnification Asset to the Consolidated Financial Statements of the Company’s 2014 Form 10-K for additional details related to the WFIB and UCB acquisitions. PCI loans are recorded net of ASC 310-30 discount and totaled $1.17 billion and $1.32 billion as of June 30, 2015 and December 31, 2014, respectively.

Covered assets consists of loans receivable and OREO that were acquired in the WFIB acquisition on June 11, 2010 and in the UCB acquisition on November 6, 2009 for which the Company had entered into shared-loss agreements with the FDIC. Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Company 80% of eligible losses for both UCB and WFIB with respect to covered assets. For the UCB covered assets, the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The shared-loss coverage of the UCB commercial loans ended after December 31, 2014. The shared-loss coverage of the WFIB commercial loans ended after June 30, 2015. The shared-loss coverage for both UCB and WFIB residential loans will extend through November 30, 2019 and June 30, 2020, respectively. Refer to Note 8 - Covered Assets and FDIC Indemnification Assets to the Consolidated Financial Statements of the Company’s 2014 Form 10-K for additional details related to the shared-loss agreements. Of the total $1.17 billion PCI loans as of June 30, 2015, $297.6 million were covered under shared-loss agreements. Of the total $1.32 billion PCI loans as of December 31, 2014, $1.23 billion were covered under shared-loss agreements. As of June 30, 2015 and December 31, 2014, $339.5 million or 2% and $1.48 billion or 7% of total loans were covered under shared-loss agreements.

The Company amortizes the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset. Due to continued payoffs and improved credit performance of the covered portfolio as compared to the Company’s original estimates, the expected reimbursement from the FDIC under the shared-loss agreements has decreased and a net payable to the FDIC has been recorded. In prior years, due to the estimated losses from the covered portfolio and the corresponding expected payments from the FDIC, the Company recorded an FDIC indemnification asset. As of June 30, 2015 and December 31, 2014, the net payable to the FDIC was $105.1 million and $96.1 million, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheet.

Loans held in the Company’s overseas offices, including the Hong Kong branch and the subsidiary bank in China, increased $264.8 million or 38% from $695.2 million as of December 31, 2014 to $960.1 million as of June 30, 2015. In total, these foreign loans represent approximately 3% and 2% of total consolidated assets as of June 30, 2015 and December 31, 2014, respectively. These loans are included in the composition of the Company’s total loan portfolio table above.

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

Non-PCI nonperforming assets are comprised of nonaccrual loans and OREO, net. There were no accruing loans past due 90 days or more as of June 30, 2015 and December 31, 2014. The following table presents information regarding non-PCI nonperforming assets and restructured loans as of June 30, 2015 and December 31, 2014:

($ in thousands)	June 30, 2015	December 31, 2014
Nonaccrual loans	$87,157	$100,262
OREO, net	25,792	32,111
Total nonperforming assets	$112,949	$132,373
Performing troubled debt restructuring (“TDR”) loans	$88,169	$68,338
Non-PCI nonperforming assets to total assets	0.38%	0.46%
Non-PCI nonaccrual loans to total loans held-for-investment	0.40%	0.46%
Total allowance for loan losses to non-PCI nonaccrual loans	299.72%	261.00%

Approximately $39.1 million or 45% of the $87.2 million non-PCI nonaccrual loans consisted of loans which were less than 90 days past due as of June 30, 2015. Comparable figures as of December 31, 2014 were $41.8 million or 42% of the $100.3 million non-PCI nonaccrual loans. Nonperforming assets decreased by $19.4 million or 15% from $132.4 million as of December 31, 2014 to $112.9 million as of June 30, 2015. The decrease in nonperforming assets was mainly due the decrease in nonaccrual loans. Nonaccrual loans decreased by $13.1 million or 13% from $100.3 million as of December 31, 2014 to $87.2 million as of June 30, 2015. The decline in nonaccrual loans was mainly due to loan payoffs and principal paydowns.

The Company had $88.2 million and $68.3 million in total performing TDR loans as of June 30, 2015 and December 31, 2014, respectively.  This increase between periods was primarily due to two large C&I loans that were restructured during the three months ended June 30, 2015. Nonperforming TDR loans were $23.3 million and $20.7 million as of June 30, 2015 and December 31, 2014, respectively, and are included in nonaccrual loans.  Included in the total TDR loans were $2.8 million and $2.9 million of performing A/B notes as of June 30, 2015 and December 31, 2014, respectively.  In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off.  The A/B note is comprised of A note balance only.  A notes are not disclosed as TDRs in years subsequent to the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement.  As of June 30, 2015, TDR loans were comprised of $56.9 million in C&I loans, $28.5 million in CRE loans, $24.8 million in residential loans, and $1.3 million in consumer loans. As of December 31, 2014, total TDRs were comprised of $36.6 million in CRE loans, $29.5 million in residential loans, $21.7 million in C&I loans and $1.2 million in consumer loans.

The Company evaluates loan impairment according to the provisions of ASC 310-10, Receivables.  Under ASC 310-10, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.  If the measurement of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged off against the allowance for loan losses.  Also, in accordance with ASC 310-10, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the general valuation allowance for loan losses required for the period.

For collateral dependent loans, a third party appraisal or evaluation is normally obtained to ensure the loan value is charged down to the fair value of the collateral.  Third party appraisals and evaluations are reviewed by the Company’s appraisal department.  Updated appraisal and evaluations are generally obtained within the last 12 months for impaired loans and OREO.  On a quarterly basis, all appraisals and evaluations of nonperforming assets are reviewed to assess the current carrying value and to ensure that the current carrying value is appropriate.  In calculating the discount to be applied to an appraisal or evaluation, if necessary, the Company would consider the location of collateral, the property type, and third party comparable sales.  For certain impaired loans, the Company utilizes the discounted cash flow approach and applies a discount rate derived from historical data. If it is determined by management that the current value is not appropriate, adjustments to the carrying value will be calculated and a charge-off may be taken to reduce the loan or the OREO to the appropriate adjusted carrying value.

Impaired loans exclude the homogeneous consumer loan portfolio which is evaluated collectively for impairment.  The Company’s impaired loans predominantly include non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified in a TDR, on both accrual and nonaccrual status.  As of June 30, 2015, the allowance for loan losses included $25.1 million for impaired loans with a total recorded balance of $93.4 million. As of December 31, 2014, the allowance for loan losses included $19.5 million for impaired loans with a total recorded balance of $71.7 million.

The following table presents information regarding non-PCI impaired loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
($ in thousands)	Amount	Percent	Amount	Percent
CRE:
Income producing	$45,569	26%	$51,141	31%
Construction	14	—%	6,913	4%
Land	5,809	3%	8,460	5%
Total CRE impaired loans	51,392	29%	66,514	40%
C&I:
Commercial business	71,465	41%	38,440	23%
Trade finance	11,452	7%	6,705	4%
Total C&I impaired loans	82,917	48%	45,145	27%
Residential:
Single-family	15,536	9%	17,401	11%
Multifamily	23,540	13%	34,413	21%
Total residential impaired loans	39,076	22%	51,814	32%
Consumer	1,253	1%	1,259	1%
Total gross impaired loans	$174,638	100%	$164,732	100%

Allowance for Loan Losses

The Company is committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio.  In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio.  The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period.  While the Company believes that the allowance for loan losses is appropriate as of June 30, 2015, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

The Company’s methodology to determine the overall adequacy of the allowance is based on a loss migration model as well as qualitative considerations.  Through the loss migration model, the Company analyzes the historical loss rates on pools of loans having similar characteristics over a specified period of time.  Based on this process, the Company assigns loss factors to each loan grade within each pool of loans.  Loss rates derived by the migration model are based predominantly on historical loss trends that may not be indicative of the actual or inherent loss potential.  As such, the Company utilizes qualitative and environmental factors as adjusting mechanisms to supplement the historical results from the migration model.  Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume and geographic concentrations, loan origination trends, delinquency and nonaccrual status, and loan credit performance trends.  Qualitative and environmental factors are reflected as percent adjustments that are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance amount for each loan pool.

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, the Company establishes an allowance for the PCI loans, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of June 30, 2015, the Company has established an allowance of $612 thousand on $1.17 billion of PCI loans. As of December 31, 2014, an allowance of $714 thousand was established on $1.32 billion of PCI loans. The allowance balances for both periods were allocated mainly to the PCI CRE loans.

The following table presents the Company’s allocation of the non-PCI and PCI allowance for loan losses by loan segment and the ratio of each loan segment to total loans as of the dates indicated:

	June 30, 2015		December 31, 2014
($ in thousands)	Amount	Percent of Total Loans	Amount	Percent of Total Loans
CRE	$75,496	30%	$72,263	28%
C&I	133,962	37%	134,598	37%
Residential	40,668	20%	43,856	22%
Consumer	10,491	8%	10,248	7%
PCI loans	612	5%	714	6%
Total	$261,229	100%	$261,679	100%

As of June 30, 2015, the allowance for loan losses amounted to $261.2 million or 1.19% of total loans held-for investment, compared with $261.7 million or 1.20% of total loans held-for-investment as of December 31, 2014 and $251.3 million or 1.25% of total loans held-for-investment as of June 30, 2014. Provision for loan losses decreased by $4.5 million or 56% from $8.0 million for the three months ended June 30, 2014 to $3.5 million for the three months ended June 30, 2015. Provision for loan losses decreased by $6.5 million or 43% from $14.9 million for the six months ended June 30, 2014 to $8.5 million for the six months ended June 30, 2015. The decrease for both the three and six months ended June 30, 2015, as compared to the same periods in 2014, was mainly due to a reduction in the historical loss rates related to the pool of loans that are collectively evaluated for impairment.

During the three months ended June 30, 2015, the Company recorded $4.1 million in net recoveries representing 0.08% of average total loans held-for-investment during the quarter, on an annualized basis.  In comparison, the Company recorded net charge-offs totaling $8.0 million, representing 0.16% of average total loans held-for-investment, on an annualized basis, for the same period in 2014. During the six months ended June 30, 2015, the Company recorded $1.9 million in net charge-offs representing 0.02% of average total loans held-for-investment, on an annualized basis.  In comparison, the Company recorded net charge-offs totaling $12.2 million, representing 0.13% of average total loans held-for-investment, on an annualized basis, for the same period in 2014.

The allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions is included in accrued expenses and other liabilities and amounted to $19.7 million as of June 30, 2015, compared to $12.7 million as of December 31, 2014. Net adjustments to the allowance for unfunded loan commitments, off-balance sheet credit exposures and recourse provisions are included in the provision for loan losses.

The following table presents a summary of the activity in the allowance for loan losses on total loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Allowance for loan losses, beginning of period	$257,738	$252,136	$261,679	$249,675
Provision for loan losses	3,494	8,000	8,481	14,933
Provision allocation for unfunded loan commitments and letters of credit	(4,109)	(829)	(7,029)	(1,044)
Gross charge-offs:
CRE	(348)	(1,417)	(1,350)	(1,736)
C&I	(2,843)	(7,413)	(9,432)	(12,944)
Residential	(1)	(61)	(747)	(344)
Consumer	—	(80)	(463)	(83)
Total gross charge-offs	(3,192)	(8,971)	(11,992)	(15,107)
Gross recoveries:
CRE	365	549	1,177	1,377
C&I	5,607	396	6,134	1,307
Residential	997	63	2,448	200
Consumer	329	4	331	7
Total gross recoveries	7,298	1,012	10,090	2,891
Net recoveries (charge-offs)	4,106	(7,959)	(1,902)	(12,216)
Total allowance for loan losses	$261,229	$251,348	$261,229	$251,348

Average total loans held-for-investment	$21,685,781	$19,577,065	$21,686,572	$19,352,884
Total loans held-for-investment	$21,964,612	$20,085,738	$21,964,612	$20,085,738
Annualized net (recoveries) charge-offs to average total loans held-for-investment	(0.08)%	0.16%	0.02%	0.13%
Total allowance for loan losses to total loans held-for-investment	1.19%	1.25%	1.19%	1.25%

Deposits

The Company offers a wide variety of deposit account products to both consumer and commercial customers. As of June 30, 2015, total deposits grew to a record $25.53 billion, an increase of $1.52 billion or 6% from $24.01 billion as of December 31, 2014. Core deposits totaled $18.87 billion as of June 30, 2015, an increase of $976.2 million or 5% from $17.90 billion as of December 31, 2014. The increase in core deposits stemmed from a $414.1 million or 7% increase in money market accounts, to $6.73 billion as of June 30, 2015 from $6.32 billion as of December 31, 2014 and a $324.3 million or 4% increase in noninterest-bearing demand accounts, to $7.71 billion as of June 30, 2015 from $7.38 billion as of December 31, 2014. All deposit categories grew during the six months ended June 30, 2015, including time deposits which increased $543.2 million or 9% from $6.11 billion as of December 31, 2014 to $6.66 billion as of June 30, 2015.

As of June 30, 2015, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program decreased $257 thousand to $179.7 million, compared to $180.0 million as of December 31, 2014. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program.  Additionally, the Company partners with other financial institutions to offer a retail sweep product for non-time deposit accounts that provides added deposit insurance coverage for deposits in excess of FDIC-insured limits.  Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

Public deposits increased $862.5 million or 50% to $2.58 billion as of June 30, 2015, from $1.72 billion as of December 31, 2014. A majority of the public deposits as of June 30, 2015 and December 31, 2014 are with local agencies located in California, Illinois and Texas.

The following table presents the composition of the deposit portfolio as of the dates indicated:

($ in thousands)	June 30, 2015	December 31, 2014
Core deposits:
Noninterest-bearing demand	$7,705,335	$7,381,030
Interest-bearing checking	2,680,658	2,545,618
Money market	6,732,172	6,318,120
Savings	1,754,105	1,651,267
Total core deposits	18,872,270	17,896,035
Time deposits	6,655,950	6,112,739
Total deposits	$25,528,220	$24,008,774

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, FHLB advances and repurchase agreements.

During the three months ended June 30, 2015, the Company's subsidiary bank in China, entered into a short-term borrowing totaling $3.3 million as of June 30, 2015. The short-term borrowing will mature on October 12, 2015 and accrues interest at the rate of 3.6%. FHLB advances increased $1.1 million to $318.3 million as of June 30, 2015 from $317.2 million as of December 31, 2014. The year-to-date change in FHLB advances was primarily due to the accretion of the discount associated with these advances. As of June 30, 2015, FHLB advances had interest rates ranging from 0.43% to 0.67% and remaining maturities between 3.7 to 7.4 years.

Repurchase agreements decreased $395.0 million or 50% from $795.0 million as of December 31, 2014 to $400.0 million as of June 30, 2015. This decrease was due to the extinguishment of $100.0 million of repurchase agreements that resulted in $6.6 million in extinguishment costs during the three months ended June 30, 2015 and an additional $295.0 million of resale agreements that were eligible for netting against existing repurchase agreements. Refer to Note 6 - Resale and repurchase agreements included in this report, for further details. Repurchase agreements outstanding as of June 30, 2015 had interest rates ranging from 2.51% to 5.01% and terms between 8.5 and 16 years with counterparties having the right to a quarterly call. The remaining maturities of the repurchase agreements range between one month and eight years. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold.  The collateral for these agreements is primarily comprised of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt consisting of junior subordinated debt and a term loan decreased $9.9 million or 4% to $216.0 million as of June 30, 2015, compared to $225.8 million as of December 31, 2014. The decrease was primarily due to payments totaling $10.0 million on the term loan.

The junior subordinated debt totaled $146.0 million as of June 30, 2015, compared to $145.8 million as of December 31, 2014. In the aggregate, the junior subordinated debt outstanding as of June 30, 2015 had a weighted average interest rate of 1.87% and remaining terms of 19 to 22 years. Although trust preferred securities still qualify in 2015 as Tier I and Tier II capital for regulatory purposes (at adjusted percentages of 25% and 75% respectively), they will be limited to Tier II capital starting in 2016 per the relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

The Company entered into a $100.0 million three-year term loan agreement in 2013. The term loan matures on July 1, 2016 and bears interest at the rate of the three-month London Interbank Offering Rate plus 150 basis points. Payment of $5.0 million is due quarterly starting on March 31, 2014 and a $50.0 million final payment is due at maturity on July 1, 2016. The interest rate on the term loan as of June 30, 2015 was 1.81%. The outstanding balance of the term loan was $70.0 million and $80.0 million as of June 30, 2015 and December 31, 2014, respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Contractual Obligations

We have contractual obligations to make future payments on debt, borrowing and lease agreements in the normal course of business. For more information on contractual obligations, see Contractual Obligations on pages 52-53 of the MD&A of the Company’s 2014 Form 10-K, as well as Note 13 — FHLB Advances and Long-Term Debt to the Consolidated Financial Statements of the Company’s 2014 Form 10-K.

Off-Balance Sheet Arrangements

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are the same ones used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities. The following table summarizes the Company’s commitments as of June 30, 2015:

($ in thousands)	Commitments Outstanding
Undisbursed loan commitments	$3,275,323
Commercial and SBLCs	$1,502,351

For more information on loan commitments, commercial and SBLCs and guarantees, see Note 12 - Commitments and Contingencies to Consolidated Financial Statements in this report.

Capital Resources

The Company maintains an adequate capital base to support anticipated asset growth, operating needs and credit risks, and to ensure that East West and the Bank are in compliance with all regulatory capital guidelines. The Company engages in regular capital planning processes to optimize the use of available capital and to appropriately plan for future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. In addition, the Company conducts capital stress tests as part of its annual capital planning process. The stress tests enable the Company to assess the impact of adverse changes in the economy and interest rates on our capital base.

The Company’s primary source of capital is the retention of operating earnings. During the six months ended June 30, 2015, retained earnings increased $140.8 million or 9% from $1.60 billion as of December 31, 2014 to $1.74 billion as of June 30, 2015. This increase is primarily due to $198.8 million of net income reduced by $58.0 million of common stock dividends. Total stockholders’ equity increased $148.8 million or 5% from $2.86 billion as of December 31, 2014 to $3.00 billion as of June 30, 2015. This increase is mainly due to the $140.8 million increase in retained earnings discussed earlier, $10.8 million increase in restricted stock unit activities, partially offset by $5.8 million repurchase of 143,078 treasury shares. The repurchase of treasury shares represented shares withheld from employees’ vested restricted stock for income tax withholdings.

Regulatory Capital

The federal banking agencies have risk-based capital adequacy guidelines that are designed to reflect the degree of risk associated with a banking organization’s operations and transactions. The guidelines cover transactions that are reported on the balance sheet as well as those recorded as off-balance sheet items. Prior to January 1, 2015, these guidelines were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”).

In 2013, the Federal Reserve Board, FDIC, and Office of the Comptroller of the Currency issued the final Basel III capital rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the previous U.S. risk-based capital rules. The Basel III capital rules are effective for the Company and the Bank on January 1, 2015 (subject to phase-in between 2015 to 2019 for some of the Tier 1 and 2 capital components).

The Basel III capital rules: (i) introduced a new capital measure called CET1 and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, which are instruments treated as Tier 1 instruments under the prior capital rules that meet certain revised requirements; (iii) mandated that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital as compared to existing regulations. The Basel III capital rules also prescribed a new standardized approach for risk weightings that expanded the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories.

Based on the Company’s and the Bank’s current interpretation of the Basel III capital rules, we believe that the Bank would meet all capital requirements under the Basel III capital rules on a fully phased-in basis as if such requirements were effective as of June 30, 2015.

Capital Ratios

The Company is committed to maintaining capital at a level sufficient to assure the Company’s shareholders, the customers and the regulators that the Company and the Bank are financially sound.

The following tables present East West’s and East West Bank’s capital ratios as of June 30, 2015 and December 31, 2014 under Basel III and Basel I Capital Rules, respectively, with those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

Basel III Capital Rules-June 30, 2015	East West	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
CET1 risk-based capital	10.9%	11.1%	4.50%	6.50%
Tier 1 risk-based capital	11.0%	11.1%	6.00%	8.00%
Total risk-based capital	12.7%	12.3%	8.00%	10.00%
Tier 1 leverage capital	8.8%	8.9%	4.00%	5.00%

Basel I Capital Rules-December 31, 2014	East West	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
CET1 risk-based capital	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	11.0%	10.6%	4.00%	6.00%
Total risk-based capital	12.6%	11.8%	8.00%	10.00%
Tier 1 leverage capital	8.4%	8.2%	4.00%	5.00%

Asset Liability and Market Risk Management

Liquidity

Liquidity refers to the Company’s ability to meet its contractual and contingent financial obligations, on or off balance sheet, as they come due. Our primary liquidity management objective is to provide sufficient funding for our businesses throughout market cycles, and be able to manage both expected and unexpected cash flows without adversely impacting the financial health of the Company. To achieve this objective, we analyze our liquidity risk, maintain readily available liquid assets and access diverse funding sources including our stable core deposit base. The Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of our liquidity position. The ALCO regularly monitors our liquidity status and related management process, and provides regular reports to the Board of Directors.

The Company maintains liquidity in the form of cash and cash equivalents, short-term investments and available-for-sale investment securities. These assets totaled $5.13 billion and $4.00 billion as of June 30, 2015 and December 31, 2014, respectively, and represented 17% and 14% of total assets as of June 30, 2015 and December 31, 2014, respectively. Traditional forms of funding such as deposits and borrowings augment these liquid assets. Total deposits amounted to $25.53 billion as of June 30, 2015, compared to $24.01 billion as of December 31, 2014, of which core deposits comprised 74% and 75% of total deposits as of June 30, 2015 and December 31, 2014, respectively. In addition, the Company maintains available borrowing capacity under secured borrowing lines with the Federal Home Loan Bank of San Francisco (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”). The Company’s available borrowing capacity with the FHLB and FRB were $5.32 billion and $2.92 billion, respectively, as of June 30, 2015. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $683.0 million with correspondent banks for purchase of overnight funds.

During the six months ended June 30, 2015, the Company generated net operating cash inflows of $289.5 million, compared to net operating cash inflows of $47.5 million for the same period in 2014. Net income for the six months ended June 30, 2015 increased by $40.3 million or 25% compared to the same period a year ago, while net cash from operating activities increased $241.9 million. The improvement in operating cash inflows for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to larger net income and net decrease in other assets, primarily due to a decrease in accrued taxes receivable.

Net cash used in investing activities totaled $798.6 million and $741.0 million during the six months ended June 30, 2015 and 2014, respectively. Cash outflows from investing activities for the six months ended June 30, 2015 were primarily related to net increases in available-for-sale investment securities, loans and resale agreements. Cash outflows from investing activities for the six months ended June 30, 2014 were primarily related to net increases in loans, partially offset by a decrease in available-for-sale investment securities and resale agreements.

Net cash inflows from financing activities amounted to $1.35 billion and $1.04 billion during the six months ended June 30, 2015 and 2014, respectively. The net cash inflows from financing activities for the six months ended June 30, 2015 mainly stemmed from a $1.52 billion increase in deposits, partially offset by extinguishment of repurchase agreements amounting to $106.6 million and cash dividend payments of $58.1 million. The net cash inflows from financing activities for the six months ended June 30, 2014 was mainly due to a $1.14 billion increase in deposits, partially offset by $52.0 million of cash dividends paid during the six months ended June 30, 2014.

The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs. As of June 30, 2015, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of June 30, 2015, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

The liquidity of the Company has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. The Bank did not pay dividends to the Company during the six months ended June 30, 2015. In comparison, for the six months ended June 30, 2014, the Bank paid $111.6 million of dividends to the Company. In July 2015, the Company’s Board of Directors declared a quarterly dividend of $0.20 per share on the Company’s common stock payable on August 17, 2015 to shareholders of record on August 3, 2015.

Interest Rate Sensitivity Management

Interest rate sensitivity management involves the ability to manage the impact of adverse changes in interest rate fluctuations on the Company’s cash flows, net interest income and net portfolio value. Net portfolio value is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. Our objective is to maintain earnings and net portfolio value within self-imposed parameters, over a range of possible interest rate environments, without exposing us to undue risk. With oversight by our Board of Directors, our ALCO coordinates the overall management of our interest rate risk. The ALCO establishes risk measures, limits, policy guidelines and strategy for managing interest rate risk and its effect on net interest income, net portfolio value, capital and liquidity. The ALCO meets regularly to evaluate our interest rate risk profile and related strategy and provides regular reports to the Board of Directors. The corporate treasury function has the responsibility of executing the interest rate risk management process, including maintaining the interest rate risk model, measuring the defined parameters and reporting the results to the ALCO.

The Company is subject to interest rate risk due to the following items:

•assets and liabilities may mature, reprice or prepay at different times;
•assets and liabilities may reprice at the same time but by different amounts;
•short-term and long-term market interest rates may change by different amounts;
•the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change; or

•
interest rates may also have a direct or indirect effect on loan demand, collateral values, credit losses, loan origination volume, and other financial instruments, market value of the Bank’s securities and borrowing portfolio and other certain items affecting earnings.

The interest rate risk exposure is measured and monitored through various risk management tools which include a simulation model that performs interest rate sensitivity analysis under multiple scenarios. The Company uses the results of the various simulation analysis to formulate strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines. The ALCO is authorized to utilize a variety of on and off-balance sheet financial techniques to assist in the management of interest rate risk. The Company may elect to use derivative financial instruments, restructure the investment portfolio cash flows or modify asset or liability repricing points as part of the Company’s asset and liability management strategy, with the overall goal of minimizing the impact of interest rate fluctuations on the Company’s net interest margin and stockholders’ equity.

The simulation results are highly dependent on the assumptions incorporated into the quarterly modeling process. The assumptions used in the model are required to be documented and supported for reasonableness, and are subject to review by the Board. Changes to key model assumptions undergo a formal review and authorization process. The simulation model is based on the actual maturity and repricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. Prepayment assumptions and market interest rates based on independent broker/dealer quotations, an independent pricing model and other available public sources, are incorporated into the model to enhance the accuracy of the model. Adjustments are also made to reflect the shift in the Treasury and other appropriate yield curves.

Although several assumptions and variables are included in the Company’s simulation model to provide management with a comprehensive view of the Company’s net interest income sensitivity to interest rate changes over the measurement horizon, this model, as with any financial model, has inherent limitations. The model results presented in the table below are based on a given set of interest rate changes and assumptions at a point in time, and do not necessarily reflect all the actions we may undertake in response to potential or actual changes in interest rates, such as changes to the Company’s loan, investment, deposit, funding or hedging strategies. The table below, as of June 30, 2015 and December 31, 2014, displays the estimated impact of changes in interest rates on net interest income and market value of equity during the next 12 months, assuming a non-parallel shift of 100 and 200 basis points in both directions as follows:

	Net Interest Income Volatility (1)		Net Portfolio Value Volatility (2)
Change in Interest Rates (Basis Points)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
+200	14.3%	15.5%	9.3%	9.5%
+100	7.2%	7.6%	4.7%	4.8%
-100	(0.8)%	(1.1)%	(1.8)%	(2.0)%
-200	(0.9)%	(1.4)%	(3.6)%	(3.4)%

(1)	The percentage change represents net interest income over twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

As of June 30, 2015, the Company’s consolidated balance sheet was asset sensitive. In a rising rate environment, the Company’s asset sensitive profile correlates to higher net interest income and net portfolio value. However, in a declining rate environment, the Company tends to see lower net interest income and lower net portfolio value as projected in the volatility table above. The Company’s asset sensitivity as of June 30, 2015 was primarily attributable to the mix of floating rate versus fixed rate assets within the Company’s portfolio, most of which is funded by less rate-sensitive core deposits.  The decrease in the Company’s asset sensitivity during the first six months of 2015 was mainly due to changes in the mix of interest-earning assets and interest bearing liabilities.

The following table presents the outstanding principal balances and the weighted average interest rates of the Company’s financial instruments as of June 30, 2015. The information presented below is based on the repricing date for variable rate instruments and the expected maturity date for fixed rate instruments:

	Expected Maturity or Repricing Date by Year
($ in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
Assets:
CD investments	$360,312	$—	$—	$—	$—	$—	$360,312
Weighted average rate	3.07%	—%	—%	—%	—%	—%	3.07%
Short-term investments	$1,465,866	$—	$—	$—	$—	$—	$1,465,866
Weighted average rate	0.33%	—%	—%	—%	—%	—%	0.33%
Resale agreements	$850,000	$—	$—	$—	$—	$250,000	$1,100,000
Weighted average rate	1.22%	—%	—%	—%	—%	2.31%	1.47%
Available-for-sale investment securities	$727,983	$257,349	$728,118	$401,772	$319,775	$547,149	$2,982,146
Weighted average rate	1.71%	2.14%	1.46%	1.80%	1.91%	3.03%	1.96%
Total gross loans	$18,934,218	$1,424,367	$858,958	$511,216	$307,767	$231,556	$22,268,082
Weighted average rate	3.89%	4.69%	4.97%	4.82%	5.22%	5.95%	4.05%
Liabilities:
Checking deposits	$2,339,081	$—	$—	$—	$—	$—	$2,339,081
Weighted average rate	0.25%	—%	—%	—%	—%	—%	0.25%
Money market deposits	$6,732,172	$—	$—	$—	$—	$—	$6,732,172
Weighted average rate	0.27%	—%	—%	—%	—%	—%	0.27%
Savings deposits	$1,754,105	$—	$—	$—	$—	$—	$1,754,105
Weighted average rate	0.17%	—%	—%	—%	—%	—%	0.17%
Time deposits	$5,590,955	$419,288	$228,002	$197,562	$103,740	$116,403	$6,655,950
Weighted average rate	0.62%	1.01%	1.21%	1.20%	1.15%	(0.23)%	0.68%
Short-term borrowings	$3,271	$—	$—	$—	$—	$—	$3,271
Weighted average rate	3.60%	—%	—%	—%	—%	—%	3.60%
FHLB advances	$332,000	$—	$—	$—	$—	$—	$332,000
Weighted average rate	0.61%	—%	—%	—%	—%	—%	0.61%
Repurchase agreements (fixed rate)	$200,000	$—	$—	$—	$—	$—	$200,000
Weighted average rate	4.15%	—%	—%	—%	—%	—%	4.15%
Repurchase agreements (variable rate)	$200,000	$—	$—	$—	$—	$—	$200,000
Weighted average rate	1.76%	—%	—%	—%	—%	—%	1.76%
Junior subordinated debt (variable rate)	$152,641	$—	$—	$—	$—	$—	$152,641
Weighted average rate	1.87%	—%	—%	—%	—%	—%	1.87%
Other long-term borrowing (variable rate)	$70,000	$—	$—	$—	$—	$—	$70,000
Weighted average rate	1.81%	—%	—%	—%	—%	—%	1.81%

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

Disclosure Controls and Procedures

As of June 30, 2015, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

During the Company’s most recent fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 12— Commitments and Contingencies to the consolidated financial statements in Part I of this Form 10-Q that supplements the disclosure in Note 15 — Commitments and Contingencies to the consolidated financial statements of the Company’s 2014 Form 10-K.

ITEM 1A.	RISK FACTORS

The Company’s 2014 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item 1A. Risk Factors”. There has been no material change to the Company’s risk factors as presented in the Company’s 2014 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the six months ended June 30, 2015.

On July 17, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. As of June 30, 2015, the Company did not repurchase any shares under this program.

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

Dated: August 7, 2015

EAST WEST BANCORP, INC.

By:	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and
Chief Financial Officer; Duly Authorized Officer