Form 10-Q
period 2015-09-30
EAST WEST BANCORP INC
filed 2015-11-09
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 143,900,919 shares as of October 31, 2015.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain or incorporate statements that East West Bancorp, Inc. (the “Company”) believes are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference, some of which are beyond our control, include, but are not limited to:

•	our ability to compete effectively against other financial institutions in our banking markets;

•	changes in the commercial and consumer real estate markets;

•	changes in our costs of operation, compliance and expansion;

•	changes in the U.S. economy, including inflation, employment levels, rate of growth and general business conditions;

•	changes in government interest rate policies;

•
changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System, the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Securities and Exchange Commission (“SEC”) and the Consumer Financial Protection Bureau;

•	changes in the economy of and monetary policy in the People’s Republic of China;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board or other regulatory agencies and its impact on critical accounting policies and assumptions;

•	changes in the equity and debt securities markets;

•	future credit quality and performance, including our expectations regarding future credit losses and allowance levels;

•	changes in legislative or regulatory initiatives affecting our business;

•	fluctuations of our stock price;

•	fluctuations in foreign currency exchange rates that could have a material adverse effect on our results of operations and financial condition;

•	success and timing of our business strategies;

•	impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations and legal actions;

•	impact of potential federal tax increases and spending cuts;

•	impact of adverse judgments or settlements in litigation;

•	impact of regulatory enforcement actions;

•	changes in our ability to receive dividends from our subsidiaries;

•	impact of political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•	continuing consolidation in the financial services industry;

•	our capital requirements and our ability to generate capital internally or raise capital on favorable terms; and

•	impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on our business, business practices and cost of operations.

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

PART I — FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$1,875,703	$1,039,885
Short-term investments	258,028	338,714
Securities purchased under resale agreements (“resale agreements”)	1,400,000	1,225,000
Available-for-sale investment securities, at fair value	2,952,277	2,626,617
Loans held for sale	349,375	45,950
Loans held-for-investment (net of allowance for loan losses of $264,430 in 2015 and $261,679 in 2014)	22,381,302	21,468,270
Investment in Federal Home Loan Bank stock, at cost	18,156	31,239
Investment in Federal Reserve Bank stock, at cost	54,786	54,451
Investments in qualified affordable housing partnerships, net (1)	170,213	178,962
Premises and equipment (net of accumulated depreciation of $96,254 in 2015 and $85,409 in 2014)	169,771	180,900
Goodwill	469,433	469,433
Other assets (1)	1,020,632	1,084,171
TOTAL (1)	$31,119,676	$28,743,592
LIABILITIES
Customer deposits:
Noninterest-bearing	$8,374,192	$7,381,030
Interest-bearing	18,384,858	16,627,744
Total deposits	26,759,050	24,008,774
Short-term borrowings	3,146	—
Federal Home Loan Bank advances	318,872	317,241
Securities sold under repurchase agreements (“repurchase agreements”)	150,000	795,000
Long-term debt	211,024	225,848
Accrued expenses and other liabilities	606,469	540,618
Total liabilities	28,048,561	25,887,481
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 164,204,681 and 163,772,218 shares issued in 2015 and 2014, respectively; 143,869,954 and 143,582,229 shares outstanding in 2015 and 2014, respectively.	164	164
Additional paid in capital	1,695,265	1,677,767
Retained earnings (1)	1,809,913	1,604,141
Treasury stock at cost—20,334,727 shares in 2015 and 20,189,989 shares in 2014.	(436,057)	(430,198)
Accumulated other comprehensive income, net of tax	1,830	4,237
Total stockholders’ equity (1)	3,071,115	2,856,111
TOTAL (1)	$31,119,676	$28,743,592

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects Accounting Standards Update (“ASU”) 2014-01. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data, shares in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$244,372	$262,258	$719,987	$793,313
Available-for-sale investment securities	10,279	11,364	29,947	36,130
Resale agreements	4,411	5,344	13,940	14,756
Investment in Federal Home Loan Bank and Federal Reserve Bank stock	1,380	1,477	4,922	4,903
Due from banks and short-term investments	4,190	5,505	14,542	17,461
Total interest and dividend income	264,632	285,948	783,338	866,563
INTEREST EXPENSE
Customer deposits	18,519	17,158	53,677	48,609
Short-term borrowings	35	—	53	—
Federal Home Loan Bank advances	1,074	1,027	3,156	3,087
Repurchase agreements	3,555	9,578	19,494	29,845
Long-term debt	1,160	1,211	3,460	3,632
Total interest expense	24,343	28,974	79,840	85,173
Net interest income before provision for credit losses	240,289	256,974	703,498	781,390
Provision for credit losses	7,736	15,225	16,217	30,158
Net interest income after provision for credit losses	232,553	241,749	687,281	751,232
NONINTEREST INCOME (LOSS)
Branch fees	9,982	9,515	29,157	28,480
Letters of credit fees and foreign exchange income	7,468	10,298	24,999	26,094
Ancillary loan fees	4,839	2,874	10,307	7,867
Wealth management fees	4,374	3,845	14,310	12,105
Derivative commission income	4,274	4,319	12,037	9,542
Changes in FDIC indemnification asset and receivable/payable	(3,883)	(39,647)	(18,973)	(150,839)
Net gains on sales of loans	4,888	7,726	19,719	20,715
Net gains on sales of available-for-sale investment securities	17,036	2,514	26,994	6,603
Dividend and other investment income	495	4,132	1,902	5,381
Other fees and other operating income	4,708	4,766	18,448	14,533
Total noninterest income (loss)	54,181	10,342	138,900	(19,519)
NONINTEREST EXPENSE
Compensation and employee benefits	66,185	58,111	193,298	172,469
Occupancy and equipment expense	15,362	15,842	45,990	48,227
Amortization of tax credit and other investments (1)	12,269	26,749	21,565	33,731
Amortization of premiums on deposits acquired	2,310	2,597	7,038	7,721
Deposit insurance premiums and regulatory assessments	4,726	5,247	13,723	16,761
Other real estate owned (income) expense	(1,374)	(1,422)	(7,481)	695
Legal expense	2,099	32,500	13,103	45,403
Data processing	2,602	2,211	7,596	13,351
Consulting expense	4,983	2,982	9,596	6,359
Repurchase agreements’ extinguishment costs	15,193	—	21,818	—
Other operating expense	23,390	21,975	69,699	62,568
Total noninterest expense (1)	147,745	166,792	395,945	407,285
INCOME BEFORE INCOME TAXES (1)	138,989	85,299	430,236	324,428
INCOME TAX EXPENSE (BENEFIT) (1)	44,892	(6,601)	137,364	74,052
NET INCOME (1)	$94,097	$91,900	$292,872	$250,376
EARNINGS PER SHARE
BASIC (1)	$0.65	$0.64	$2.04	$1.75
DILUTED (1)	$0.65	$0.64	$2.03	$1.74
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	143,861	143,210	143,788	142,791
DILUTED	144,590	143,810	144,468	143,377
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.18	$0.60	$0.54

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (1)	$94,097	$91,900	$292,872	$250,376
Other comprehensive (loss) income, net of tax:
Net change in unrealized gains on available-for-sale investment securities	3,246	107	4,439	28,031
Foreign currency translation adjustments	(6,846)	—	(6,846)	—
Other comprehensive (loss) income	(3,600)	107	(2,407)	28,031
COMPREHENSIVE INCOME (1)	$90,497	$92,007	$290,465	$278,407

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid In Capital Common Stock	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Stockholders’ Equity (1)
BALANCE, JANUARY 1, 2014 (1)	$163	$1,571,670	$1,362,278	$(537,279)	$(30,459)	$2,366,373
Net income (1)	—	—	250,376	—	—	250,376
Other comprehensive income	—	—	—	—	28,031	28,031
Stock compensation costs	—	10,382	—	—	—	10,382
Tax benefit from stock compensation plans, net	—	3,916	—	—	—	3,916
Issuance of 398,012 shares of common stock pursuant to various stock compensation plans and agreements	—	1,249	—	—	—	1,249
Issuance of 18,909 shares of common stock pursuant to Director retainer fee	—	630	—	—	—	630
Cancellation of 17,337 shares of common stock due to forfeitures of issued restricted stock	—	323	—	(323)	—	—
208,440 shares of restricted stock surrendered due to employee tax liability	—	—	—	(7,532)	—	(7,532)
Common stock dividends	—	—	(77,978)	—	—	(77,978)
Issuance of 5,583,093 shares pursuant to MetroCorp Bancshares, Inc. acquisition	—	73,044	—	117,786	—	190,830
Warrant acquired pursuant to MetroCorp Bancshares, Inc. acquisition	—	4,855	—	—	—	4,855
BALANCE, SEPTEMBER 30, 2014 (1)	$163	$1,666,069	$1,534,676	$(427,348)	$(2,428)	$2,771,132
BALANCE, JANUARY 1, 2015 (1)	$164	$1,677,767	$1,604,141	$(430,198)	$4,237	$2,856,111
Net income	—	—	292,872	—	—	292,872
Other comprehensive loss	—	—	—	—	(2,407)	(2,407)
Stock compensation costs	—	11,702	—	—	—	11,702
Tax benefit from stock compensation plans, net	—	3,227	—	—	—	3,227
Issuance of 414,623 shares of common stock pursuant to various stock compensation plans and agreements	—	1,769	—	—	—	1,769
Issuance of 17,840 shares of common stock pursuant to Director retainer fee	—	800	—	—	—	800
144,738 shares of restricted stock surrendered due to employee tax liability	—	—	—	(5,859)	—	(5,859)
Common stock dividends	—	—	(87,100)	—	—	(87,100)
BALANCE, SEPTEMBER 30, 2015	$164	$1,695,265	$1,809,913	$(436,057)	$1,830	$3,071,115

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (1)	$292,872	$250,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	52,810	79,110
(Accretion) of discount and amortization of premiums, net	(47,890)	(155,365)
Changes in FDIC indemnification asset and receivable/payable	18,973	150,839
Stock compensation costs	11,702	10,382
Deferred tax benefit (expense)	118,079	(13,399)
Tax benefit from stock compensation plans, net	(3,227)	(3,916)
Provision for credit losses	16,217	30,158
Net gains on sales of loans	(19,719)	(20,715)
Net gains on sales of available-for-sale investment securities	(26,994)	(6,603)
Net gains on sales of other real estate owned and premises and equipment	(13,350)	(7,863)
Originations and purchases of loans held for sale	(623)	(92,475)
Proceeds from sales and paydowns/payoffs in loans held for sale	2,232	186,498
Repurchase agreements’ extinguishment costs	21,818	—
Net (payments to) proceeds from FDIC shared-loss agreements	(12,038)	787
Net change in accrued interest receivable and other assets (1)	(28,957)	(170,671)
Net change in accrued expenses and other liabilities	39,157	4,811
Other net operating activities	525	1,293
Total adjustments (1)	128,715	(7,129)
Net cash provided by operating activities	421,587	243,247
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash paid	—	138,465
Net (increase) decrease in:
Loans receivable	(2,422,217)	(2,520,300)
Short-term investments	75,940	(78,946)
Investments in qualified affordable housing partnerships, tax credit and other investments	(48,204)	(62,009)
Purchases of:
Resale agreements	(1,645,000)	(925,000)
Available-for-sale investment securities	(2,190,503)	(504,820)
Loans receivable	(17,431)	(16,446)
Proceeds from sale of:
Available-for-sale investment securities	1,328,487	395,630
Loans receivable	1,264,606	577,391
Other real estate owned	33,921	53,960
Paydowns and maturities of resale agreements	1,370,000	550,000
Repayments, maturities and redemptions of available-for-sale investment securities	558,669	353,031
Redemption of Federal Home Loan Bank stock	13,083	30,349
Surrender of life insurance policies	156	49,111
Other net investing activities	1,497	(13,778)
Net cash used in investing activities	(1,676,996)	(1,973,362)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in:
Deposits	2,765,985	2,080,497
Short-term borrowings	3,271	—
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	1,769	1,249
Payment for:
Repayment of Federal Home Loan Bank advances	—	(10,000)
Repayment of long-term debt	(15,000)	(25,310)
Extinguishment of repurchase agreements	(566,818)	(15,000)
Repurchase of vested shares due to employee tax liability	(5,859)	(7,532)
Cash dividends	(86,850)	(77,772)
Tax benefit from stock compensation plans, net	3,227	3,916
Net cash provided by financing activities	2,099,725	1,950,048
Effect of exchange rate changes on cash and cash equivalents	(8,498)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	835,818	219,933
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,039,885	895,820
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,875,703	$1,115,753

(1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$81,739	$85,534
Income tax payments, net of refunds	$(20,367)	$279,954
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	$1,549,934	$675,511
Transfers to other real estate owned	$8,059	$42,175
Loans to facilitate sales of other real estate owned	$1,750	$2,000
Issuance of stock related to acquisition	$—	$190,830

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (referred to herein as “East West Bank” or the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and balances have been eliminated in consolidation. As of September 30, 2015, East West has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”), one of which was the result of the acquisition of MetroCorp Bancshares, Inc. (“MetroCorp”) during the three months ended March 31, 2014, as discussed in Note 3 — Business Combination to the Consolidated Financial Statements. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Trusts are not consolidated into the Company.

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

The Company restated prior period financial statements to reflect the impact of the retrospective application of Accounting Standards Update (“ASU”) 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for details.

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

NOTE 2 — CURRENT ACCOUNTING DEVELOPMENTS

New Accounting Pronouncements Adopted

In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the amortization expense in the income statement as a component of income tax expense. The Company adopted this guidance in the first quarter of 2015 with retrospective application to all periods presented. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for details regarding this adoption.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs that would require a transfer of mortgage loans collateralized by residential real estate properties to other real estate owned (“OREO”). The guidance also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. The Company adopted this guidance in the first quarter of 2015 with prospective application. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements as this guidance was consistent with the Company’s prior practice. See Note 9 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements for details regarding this adoption.

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

Refer to Note 2 — Business Combination in Item 8 of the Company’s 2014 Form 10-K for additional details related to the MetroCorp acquisition.

NOTE 4 — FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

In determining fair value, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy is based on the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The fair value of the Company’s assets and liabilities are classified and disclosed in one of the following three categories:

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

In determining the appropriate hierarchy levels, the Company performs an analysis of the assets and liabilities that are subject to fair value disclosure. These assets and liabilities are reported on the Consolidated Balance Sheets at their fair values as of September 30, 2015 and December 31, 2014. The Company’s assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurements.

The following tables present both financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of September 30, 2015
($ in thousands)	Fair Value Measurements September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$752,605	$752,605	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	701,844	—	701,844	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	273,350	—	273,350	—
Residential mortgage-backed securities	754,898	—	754,898	—
Municipal securities	206,825	—	206,825	—
Other residential mortgage-backed securities:
Investment grade	66,537	—	66,537	—
Other commercial mortgage-backed securities:
Investment grade	—	—	—	—
Corporate debt securities:
Investment grade	141,126	—	141,126	—
Non-investment grade	10,524	—	10,524	—
Other securities	44,568	36,224	8,344	—
Total available-for-sale investment securities	$2,952,277	$788,829	$2,163,448	$—

Derivative assets:
Interest rate swaps and caps	$86,954	$—	$86,954	$—
Foreign exchange contracts	$9,745	$—	$9,745	$—
Derivative liabilities:
Interest rate swaps on certificates of deposit	$(3,339)	$—	$(3,339)	$—
Interest rate swaps and caps	$(87,330)	$—	$(87,330)	$—
Foreign exchange contracts	$(12,373)	$—	$(12,373)	$—

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2014
($ in thousands)	Fair Value Measurements December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$873,435	$873,435	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	311,024	—	311,024	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	141,420	—	141,420	—
Residential mortgage-backed securities	791,088	—	791,088	—
Municipal securities	250,448	—	250,448	—
Other residential mortgage-backed securities:
Investment grade	53,918	—	53,918	—
Other commercial mortgage-backed securities:
Investment grade	34,053	—	34,053	—
Corporate debt securities:
Investment grade	115,182	—	115,182	—
Non-investment grade	14,681	—	8,153	6,528
Other securities	41,368	32,357	9,011	—
Total available-for-sale investment securities	$2,626,617	$905,792	$1,714,297	$6,528

Derivative assets:
Foreign exchange options	$6,136	$—	$6,136	$—
Interest rate swaps and caps	$41,534	$—	$41,534	$—
Foreign exchange contracts	$8,118	$—	$8,118	$—
Derivative liabilities:
Interest rate swaps on certificates of deposit	$(9,922)	$—	$(9,922)	$—
Interest rate swaps and caps	$(41,779)	$—	$(41,779)	$—
Foreign exchange contracts	$(9,163)	$—	$(9,163)	$—
Embedded derivative liabilities	$(3,392)	$—	$—	$(3,392)

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  The following tables present a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
($ in thousands)	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities
Beginning balance	$—	$—	$7,917	$(3,362)
Total gains (losses) for the period:
Included in earnings (1)	—	—	—	(64)
Included in other comprehensive income (2)	—	—	1,009	—
Purchases, issues, sales, settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	(17)	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$—	$—	$8,909	$(3,426)
Changes in unrealized losses included in earnings relating to assets and liabilities held for the period	$—	$—	$—	$64

	Nine Months Ended September 30,
	2015		2014
($ in thousands)	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities
Beginning balance	$6,528	$(3,392)	$6,371	$(3,655)
Total gains (losses) for the period:
Included in earnings (1)	960	(20)	—	229
Included in other comprehensive income (2)	922	—	2,652	—
Purchases, issues, sales, settlements:
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	(7,219)	—	—	—
Settlements	(98)	3,412	(114)	—
Transfer from investment grade to non-investment grade	—	—	—	—
Transfers in and/or out of Level 3	(1,093)	—	—	—
Ending balance	$—	$—	$8,909	$(3,426)
Changes in unrealized gains included in earnings relating to assets and liabilities held for the period	$—	$—	$—	$(229)

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

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers of assets measured on a recurring basis in and out of Level 1, Level 2 or Level 3 during the three months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, the Company transferred $1.1 million of assets measured on a recurring basis out of Level 3 into Level 2 due to increased market liquidity and price observability on certain pooled trust preferred securities. There were no transfers of assets measured on a recurring basis in and out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2014.

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

The following tables present the carrying amounts of all assets that were still held as of September 30, 2015 and December 31, 2014 for which a nonrecurring fair value measurement was recorded:

	Assets Measured at Fair Value on a Nonrecurring Basis as of September 30, 2015
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial Real Estate (“CRE”)	$16,516	$—	$—	$16,516
Commercial and Industrial (“C&I”)	46,772	—	—	46,772
Residential	17,343	—	—	17,343
Consumer	1,186	—	—	1,186
Total non-PCI impaired loans	$81,817	$—	$—	$81,817
OREO	$7,275	$—	$—	$7,275
Loans held for sale	$33,441	$—	$33,441	$—

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2014
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
CRE	$26,089	$—	$—	$26,089
C&I	16,581	—	—	16,581
Residential	25,034	—	—	25,034
Consumer	107	—	—	107
Total non-PCI impaired loans	$67,811	$—	$—	$67,811
OREO	$17,521	$—	$—	$17,521

The following table presents fair value adjustments of certain assets measured on a nonrecurring basis recognized during the three and nine months ended and still held as of September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Non-PCI impaired loans:
CRE	$101	$(281)	$(845)	$1,049
C&I	(707)	(3,916)	(9,806)	(9,919)
Residential	(314)	(538)	(565)	(475)
Consumer	(59)	(1)	(59)	(1)
Total non-PCI impaired loans	$(979)	$(4,736)	$(11,275)	$(9,346)
OREO	$(1,556)	$(2,135)	$(1,739)	$(2,379)
Loans held for sale	$—	$—	$(517)	$—

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of September 30, 2015 and December 31, 2014:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
September 30, 2015
Non-PCI impaired loans	$25,044	Discounted cash flow	Discount rate	0% - 98%	22%
	$56,773	Market comparables	Discount rate (1)	0% - 100%	22%
OREO	$7,275	Appraisal	Selling cost	8%	8%
December 31, 2014
Non-PCI impaired loans	$11,499	Discounted cash flow	Discount rate	0% - 81%	49%
	$56,312	Market comparables	Discount rate (1)	0% - 100%	4%
OREO	$17,521	Appraisal	Selling cost	8%	8%

(1)	Discount rate is adjusted for factors such as liquidation cost of collateral and selling costs.

The following tables present the carrying and fair values per the fair value hierarchy of certain financial instruments, excluding those measured at fair value on a recurring basis, as of September 30, 2015 and December 31, 2014:

	September 30, 2015
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$1,875,703	$1,875,703	$—	$—	$1,875,703
Short-term investments	$258,028	$—	$258,028	$—	$258,028
Securities purchased under resale agreements (“resale agreements”)	$1,400,000	$—	$1,398,488	$—	$1,398,488
Loans held for sale	$349,375	$—	$353,095	$—	$353,095
Loans receivable, net	$22,381,302	$—	$—	$21,947,953	$21,947,953
Investment in Federal Home Loan Bank (“FHLB”) stock	$18,156	$—	$18,156	$—	$18,156
Investment in Federal Reserve Bank stock	$54,786	$—	$54,786	$—	$54,786
Accrued interest receivable	$85,388	$—	$85,388	$—	$85,388
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	$20,105,272	$—	$20,105,272	$—	$20,105,272
Time deposits	$6,653,778	$—	$6,640,017	$—	$6,640,017
Short-term borrowings	$3,146	$—	$3,146	$—	$3,146
FHLB advances	$318,872	$—	$332,478	$—	$332,478
Securities sold under repurchase agreements (“repurchase agreements”)	$150,000	$—	$209,930	$—	$209,930
Accrued interest payable	$9,403	$—	$9,403	$—	$9,403
Long-term debt	$211,024	$—	$187,630	$—	$187,630

	December 31, 2014
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$1,039,885	$1,039,885	$—	$—	$1,039,885
Short-term investments	$338,714	$—	$338,714	$—	$338,714
Resale agreements	$1,225,000	$—	$1,191,060	$—	$1,191,060
Loans held for sale	$45,950	$—	$45,950	$—	$45,950
Loans receivable, net	$21,468,270	$—	$—	$20,997,379	$20,997,379
Investment in FHLB stock	$31,239	$—	$31,239	$—	$31,239
Investment in Federal Reserve Bank stock	$54,451	$—	$54,451	$—	$54,451
Accrued interest receivable	$88,303	$—	$88,303	$—	$88,303
Financial Liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	$17,896,035	$—	$17,896,035	$—	$17,896,035
Time deposits	$6,112,739	$—	$6,095,217	$—	$6,095,217
FHLB advances	$317,241	$—	$336,302	$—	$336,302
Repurchase agreements	$795,000	$—	$870,434	$—	$870,434
Accrued interest payable	$11,303	$—	$11,303	$—	$11,303
Long-term debt	$225,848	$—	$205,777	$—	$205,777

The following is a description of the valuation methodologies and significant assumptions used in estimating fair value:

Cash and Cash Equivalents — The carrying amount approximates fair value due to the short-term nature of these instruments. As such, the estimated fair value is classified as Level 1.

Short-Term Investments — The fair value of short-term investments generally approximates their book value due to their short maturities. In addition, due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Resale Agreements — The fair value of resale agreements is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.  In addition, due to the observable nature of the inputs used in deriving the estimated fair values, these instruments are classified as Level 2.

Available-for-Sale Investment Securities — When available, the Company uses quoted market prices to determine the fair value of available-for-sale investment securities; such items are classified as Level 1.  Level 1 available-for-sale investment securities mainly include U.S. Treasury securities.  The fair values of other available-for-sale investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities, or by the average of quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  The available-for-sale investment securities valued using such methods are classified as Level 2.

Loans Held for Sale — The Company’s loans held for sale are carried at the LOCOM. These loans are comprised of single-family and student loans.  The fair value of loans held for sale is derived from current market prices and comparative current sales. As such, the Company records any fair value adjustments on a nonrecurring basis. Loans held for sale are classified as Level 2.

Non-PCI Impaired Loans — The Company evaluates non-PCI impaired loans on a nonrecurring basis. The fair value of non-PCI impaired loans is measured using the market comparables technique. For CRE loans and C&I loans, the fair value is based on each loan’s observable market price or the fair value of the collateral less cost to sell, if the loan is collateral dependent. The fair value of collateral is based on third party appraisals or evaluations which are reviewed by the Company’s appraisal department. Updated appraisals and evaluations are generally obtained within the last 12 months. For certain impaired loans, the Company utilizes the discounted cash flow approach and applies a discount rate derived from historical data. For impaired loans with an unpaid balance below a certain threshold, the Company applies historical loss rates to derive the fair value. The significant unobservable inputs used in the fair value measurement of non-PCI impaired loans are discount rates applied based on the liquidation cost of collateral and selling costs. On a quarterly basis, all nonperforming assets are reviewed to assess whether the current carrying value is supported by the collateral or cash flow and to ensure that the current carrying value is appropriate. Non-PCI impaired loans are classified as Level 3.

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

Repurchase Agreements — As of September 30, 2015 and December 31, 2014, all of the repurchase agreements were long-term in nature and the fair values of the repurchase agreements were calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair values, these instruments are classified as Level 2.

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

NOTE 5 — STOCK-BASED COMPENSATION

Pursuant to the Company’s 1998 Stock Incentive Plan, as amended, the Company issues stock options, restricted stock awards and restricted stock units (“RSUs”) to employees. The Company did not issue any stock options during the three and nine months ended September 30, 2015 and 2014.

The restricted stock awards vest ratably over three years, cliff vest after three years, or vest at a rate of 50% each at the fourth and fifth year of continued employment from the date of the grant. The RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. The restricted stock entitles the recipient to receive cash dividends equivalent to any dividends paid on the underlying common stock during the period the restricted stock is outstanding and, as such, are considered participating securities as discussed in Note 13 — Stockholders’ Equity and Earnings Per Share to the Consolidated Financial Statements. All restricted stock awards have vested as of September 30, 2015. While a portion of the restricted stock awards and RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals. All restricted stock awards and RSUs are subject to forfeiture until vested.

The Company recognized the following stock compensation expense and related net tax benefit associated with its various employee share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Compensation expense related to restricted stock awards	$4,050	$3,637	$11,702	$10,382
Net tax benefit recognized in equity for stock compensation plans	$31	$129	$3,227	$3,916

The following table presents a summary of the activity for the Company’s time-based and performance-based restricted stock awards as of September 30, 2015, including changes during the nine months ended September 30, 2015:

	September 30, 2015
	Restricted Stock and RSU Awards
	Time-Based		Performance-Based
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of period	751,020	$30.61	518,553	$29.64
Granted	466,125	40.35	149,284	39.95
Vested	(218,363)	23.41	(144,445)	22.05
Forfeited	(57,278)	36.41	—	—
Outstanding at end of period	941,504	$36.75	523,392	$35.64

As of September 30, 2015, total unrecognized compensation cost related to time-based and performance-based restricted stock awards amounted to $25.6 million and $9.5 million, respectively. These costs are expected to be recognized over a weighted average period of 2.08 years and 1.88 years, respectively.

NOTE 6 — RESALE AND REPURCHASE AGREEMENTS

Resale Agreements

Resale agreements are recorded at the balances at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $1.70 billion and $1.43 billion as of September 30, 2015 and December 31, 2014, respectively. The weighted average interest rates were 1.45% and 1.55% as of September 30, 2015 and December 31, 2014, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for these agreements are primarily comprised of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $450.0 million as of September 30, 2015 and $995.0 million as of December 31, 2014. The weighted average interest rates were 2.55% and 3.70% as of September 30, 2015 and December 31, 2014, respectively. The Company recorded $15.2 million and $21.8 million of extinguishment charges related to the extinguishment of $445.0 million and $545.0 million of repurchase agreements during the three and nine months ended September 30, 2015, respectively. In comparison, there were no extinguishment charges recorded during the three and nine months ended September 30, 2014.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master repurchase agreements that provide the Company, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheets when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45. Collateral accepted include securities that are not recognized on the Consolidated Balance Sheets. Collateral pledged consist of securities that are not netted on the Consolidated Balance Sheets against the related collateralized liability. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, but is usually delivered to and held by the third party trustees. The following tables present resale and repurchase agreements included on the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014:

($ in thousands)	As of September 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments	Collateral Received		Net Amount
Resale agreements	$1,700,000	$(300,000)	$1,400,000	$—	$(1,396,476)	(1)	$3,524

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments	Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(300,000)	$150,000	$—	$(150,000)	(2)	$—

($ in thousands)	As of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments		Collateral Received		Net Amount
Resale agreements	$1,425,000	$(200,000)	$1,225,000	$(425,000)	(3)	$(797,172)	(1)	$2,828

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Repurchase agreements	$995,000	$(200,000)	$795,000	$(425,000)	(3)	$(370,000)	(2)	$—

(1)	Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

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

NOTE 7 — AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value by major categories of available-for-sale investment securities:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$750,032	$2,581	$(8)	$752,605
U.S. government agency and U.S. government sponsored enterprise debt securities	701,919	1,544	(1,619)	701,844
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	271,171	2,584	(405)	273,350
Residential mortgage-backed securities	746,632	10,081	(1,815)	754,898
Municipal securities	203,832	4,604	(1,611)	206,825
Other residential mortgage-backed securities:
Investment grade (1)	65,706	947	(116)	66,537
Corporate debt securities:
Investment grade (1)	142,216	22	(1,112)	141,126
Non-investment grade (1)	11,525	—	(1,001)	10,524
Other securities	44,280	693	(405)	44,568
Total available-for-sale investment securities	$2,937,313	$23,056	$(8,092)	$2,952,277
December 31, 2014
Available-for-sale investment securities:
U.S. Treasury securities	$873,101	$1,971	$(1,637)	$873,435
U.S. government agency and U.S. government sponsored enterprise debt securities	311,927	490	(1,393)	311,024
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	140,957	1,056	(593)	141,420
Residential mortgage-backed securities	785,412	9,754	(4,078)	791,088
Municipal securities	245,408	6,202	(1,162)	250,448
Other residential mortgage-backed securities:
Investment grade (1)	52,694	1,359	(135)	53,918
Other commercial mortgage-backed securities:
Investment grade (1)	34,000	53	—	34,053
Corporate debt securities:
Investment grade (1)	116,236	—	(1,054)	115,182
Non-investment grade (1)	17,881	—	(3,200)	14,681
Other securities	41,691	393	(716)	41,368
Total available-for-sale investment securities	$2,619,307	$21,278	$(13,968)	$2,626,617

(1)
Available-for-sale investment securities rated BBB- or higher by S&P or Baa3 or higher by Moody’s are considered investment grade. Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains, and gross realized losses related to the sales of available-for-sale investment securities for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Proceeds from sales	$855,425	$43,788	$1,328,487	$395,630
Gross realized gains	$17,036	$2,514	$26,994	$6,730
Gross realized losses	$—	$—	$—	$127	(1)
Related tax expense	$7,155	$1,056	$11,337	$2,773

(1)	The gross $127 thousand of losses resulted from the available-for-sale investment securities acquired from MetroCorp which were sold immediately after the acquisition closed.

Declines in the fair value of securities below their cost that are deemed to be an other-than-temporary impairment (“OTTI”) are recognized in earnings to the extent the impairment is related to credit losses. The following table presents a rollforward of the amounts related to the OTTI credit losses recognized in earnings for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Beginning balance	$106,688	$115,511	$112,338	$115,511
Addition of OTTI previously not recognized	—	—	—	—
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	—	—	—	—
Reduction for securities sold	(74,765)	—	(80,415)	—
Ending balance	$31,923	$115,511	$31,923	$115,511

No OTTI credit losses were recognized for the three and nine months ended September 30, 2015 and 2014. For the three months ended September 30, 2015, the Company realized a gain of $10.9 million from the sale of non-investment grade corporate debt securities with previously recognized OTTI credit losses of $74.8 million. For the nine months ended September 30, 2015, the Company realized a gain of $11.9 million from the sale of non-investment grade corporate debt securities with previously recognized OTTI credit losses of $80.4 million. There were no sales of investment securities with previously recognized OTTI credit losses for the three and nine months ended September 30, 2014.

Unrealized Losses

The following tables present the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$10,332	$(1)	$20,479	$(7)	$30,811	$(8)
U.S. government agency and U.S. government sponsored enterprise debt securities	180,594	(1,619)	—	—	180,594	(1,619)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	13,279	(63)	21,500	(342)	34,779	(405)
Residential mortgage-backed securities	122,716	(520)	69,189	(1,295)	191,905	(1,815)
Municipal securities	47,613	(1,028)	14,536	(583)	62,149	(1,611)
Other residential mortgage-backed securities:
Investment grade	7,289	(25)	6,576	(91)	13,865	(116)
Corporate debt securities:
Investment grade	45,013	(87)	90,114	(1,025)	135,127	(1,112)
Non-investment grade	—	—	10,524	(1,001)	10,524	(1,001)
Other securities	7,202	(6)	8,601	(399)	15,803	(405)
Total available-for-sale investment securities	$434,038	$(3,349)	$241,519	$(4,743)	$675,557	$(8,092)

	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2014
Available-for-sale investment securities:
U.S. Treasury securities	$170,260	$(266)	$163,800	$(1,371)	$334,060	$(1,637)
U.S. government agency and U.S. government sponsored enterprise debt securities	69,438	(504)	124,104	(889)	193,542	(1,393)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	45,405	(257)	16,169	(336)	61,574	(593)
Residential mortgage-backed securities	81,927	(270)	241,047	(3,808)	322,974	(4,078)
Municipal securities	6,391	(26)	61,107	(1,136)	67,498	(1,162)
Other residential mortgage-backed securities:
Investment grade	—	—	7,217	(135)	7,217	(135)
Corporate debt securities:
Investment grade	25,084	(12)	90,098	(1,042)	115,182	(1,054)
Non-investment grade	—	—	14,681	(3,200)	14,681	(3,200)
Other securities	15,885	(716)	—	—	15,885	(716)
Total available-for-sale investment securities	$414,390	$(2,051)	$718,223	$(11,917)	$1,132,613	$(13,968)

For each reporting period, the Company examines all individual securities that are in an unrealized loss position for OTTI.  Specific investment related factors, such as the nature of the investments, the severity and duration of the loss, the probability of collecting all amounts due, the analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by various rating agencies, are examined to assess impairment. Additionally, the Company evaluates whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. The Company takes into consideration the financial resources, intent and its overall ability to hold the securities and not be required to sell them until their fair values recover.

The majority of the total unrealized losses related to securities are related to corporate debt securities, residential mortgage-backed securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. As of September 30, 2015, corporate debt securities, residential mortgage-backed securities, and U.S. government agency and U.S. government sponsored enterprise debt securities represented 5%, 26%, and 24%, respectively, of the total available-for-sale investment securities portfolio. As of December 31, 2014, corporate debt securities, residential agency mortgage-backed securities, and U.S. government agency and U.S. government sponsored enterprise debt securities represented 5%, 30%, and 12%, respectively, of the total available-for-sale investment securities portfolio. The unrealized losses on these securities were primarily attributed to yield curve movement, together with the widened liquidity spread and credit spread. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

Management believes the impairments detailed in the tables of gross unrealized losses above are temporary and are not impaired due to reasons of credit quality. Accordingly, no impairment loss has been recorded in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014.

Available-for-Sale Investment Securities Maturities

The following table presents the scheduled maturities of available-for-sale investment securities as of September 30, 2015:

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$672,392	$672,656
Due after one year through five years	994,971	1,000,431
Due after five years through ten years	339,821	339,094
Due after ten years	930,129	940,096
Total available-for-sale investment securities	$2,937,313	$2,952,277

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Available-for-sale investment securities with a par value of $974.7 million and $1.93 billion were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, or for other purposes required or permitted by law as of September 30, 2015 and December 31, 2014, respectively.

NOTE 8 — DERIVATIVES

The following table presents the total notional and fair values of the Company’s derivatives as of September 30, 2015 and December 31, 2014:

	Fair Values of Derivative Instruments
	September 30, 2015			December 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
($ in thousands)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit	$114,088	$—	$3,339	$132,667	$—	$9,922
Total derivatives designated as hedging instruments	$114,088	$—	$3,339	$132,667	$—	$9,922
Derivatives not designated as hedging instruments:
Foreign exchange options	$—	$—	$—	$85,614	$6,136	$—
Embedded derivative liabilities	—	—	—	47,838	—	3,392
Interest rate swaps and caps	6,063,494	86,954	87,330	4,858,391	41,534	41,779
Foreign exchange contracts	817,133	9,745	12,373	680,629	8,118	9,163
Total derivatives not designated as hedging instruments	$6,880,627	$96,699	$99,703	$5,672,472	$55,788	$54,334

(1)	Derivative assets are included in Other Assets. Derivative liabilities are included in Accrued Expenses and Other liabilities, and Interest-Bearing Deposits.

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

The total notional amounts of the interest rate swaps on certificates of deposit were $114.1 million and $132.7 million, as of September 30, 2015 and December 31, 2014, respectively. The fair value liabilities of the interest rate swaps were $3.3 million and $9.9 million as of September 30, 2015 and December 31, 2014, respectively. In order to realign the hedged notional of the interest rate swaps against the outstanding balances of the related certificates of deposit, the Company dedesignated certain existing hedge relationships of its fixed rate certificates of deposit and simultaneously redesignated them as new hedge relationships during the three and nine months ended September 30, 2015.

The following table presents the net gains (losses) recognized in the Consolidated Statements of Income related to derivatives designated as hedging instruments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Gains (losses) recorded in interest expense
Recognized on interest rate swaps	$4,616	$(1,668)	$5,336	$4,082
Recognized on certificates of deposit	(4,247)	1,441	(4,647)	(3,949)
Net amount recognized on fair value hedges (ineffective portion)	$369	$(227)	$689	$133

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

All of the Company’s foreign exchange option contracts have expired as of September 30, 2015. In addition, there were no embedded derivative liabilities as of September 30, 2015. As of December 31, 2014, the notional amounts and fair values of the foreign exchange options were $85.6 million and a $6.1 million asset, respectively, while the notional amounts and fair values of the embedded derivative liabilities were $47.8 million and a $3.4 million liability, respectively.

Interest Rate Swaps and Caps — The Company enters into interest rate derivatives including interest rate swaps and caps with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties.  As of September 30, 2015, the total notional amounts of interest rate swaps and caps, including mirrored transactions with institutional counterparties and the Company’s customers totaled $3.00 billion for derivatives that were in an asset valuation position and $3.06 billion for derivatives that were in a liability valuation position. As of December 31, 2014, the total notional amounts of interest rate swaps and caps, including mirrored transactions with institutional counterparties and the Company’s customers totaled $2.45 billion for derivatives that were in an asset valuation position and $2.40 billion for derivatives that were in a liability valuation position.

The fair values of interest rate swap and cap contracts with institutional counterparties and the Company’s customers amounted to a $87.0 million asset and a $87.3 million liability as of September 30, 2015. The fair values of interest rate swap and cap contracts with institutional counterparties and the Company’s customers amounted to a $41.5 million asset and a $41.8 million liability as of December 31, 2014.

Foreign Exchange Contracts — The Company enters into foreign exchange forward contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. A majority of these contracts have original maturities of one year or less. As of September 30, 2015 and December 31, 2014, the notional amounts of short-term foreign exchange contracts were $817.1 million and $680.6 million, respectively.  The fair values of the short-term foreign exchange contracts recorded were a $9.7 million asset and a $12.4 million liability as of September 30, 2015. The fair values of short-term foreign exchange contracts recorded were an $8.1 million asset and a $9.2 million liability as of December 31, 2014.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statements of Income related to derivatives not designated as hedging instruments for the three and nine months ended September 30, 2015 and 2014:

	Location in Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)		2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Foreign exchange options	Foreign exchange income	$—	$37	$236	$91
Embedded derivative liabilities	Other operating expense	—	5	(136)	2
Interest rate swaps and caps	Other fees and other operating income	(864)	272	(243)	(794)
Foreign exchange contracts	Foreign exchange income	(3,764)	(597)	(1,548)	(3,226)
Total net losses		$(4,628)	$(283)	$(1,691)	$(3,927)

Credit-Risk-Related Contingent Features — Certain over-the-counter (“OTC”) derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to downgrades in the event that the credit rating of East West Bank falls below investment grade. In the event that East West Bank’s credit rating is downgraded to below investment grade, no additional collateral would be required to be posted since the liabilities related to such contracts were fully collateralized as of September 30, 2015 and December 31, 2014.

Offsetting of Derivatives

The Company has entered into agreements with counterparty financial institutions, which include master netting agreements.  However, the Company has elected to account for all derivatives with counterparty institutions on a gross basis. The following tables present gross derivatives on the Consolidated Balance Sheets and the respective collateral received or pledged in the form of other financial instruments, which are generally marketable securities and/or cash. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown:

($ in thousands)	As of September 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$6,510	$—	$6,510	$(4,880)	(1)	$(1,409)	(2)	$221

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$98,748	$—	$98,748	$(4,880)	(1)	$(90,622)	(3)	$3,246

($ in thousands)	As of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$12,383	$—	$12,383	$(5,718)	(1)	$(3,460)	(2)	$3,205

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$56,493	$—	$56,493	$(5,718)	(1)	$(49,948)	(3)	$827

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents $1.4 million and $3.5 million of cash collateral received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements as of September 30, 2015 and December 31, 2014, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $24.7 million and $12.5 million of cash collateral posted as of September 30, 2015 and December 31, 2014, respectively.

Refer to Note 4 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements for fair value measurement disclosures on derivatives.

NOTE 9 — LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as non-PCI loans. Purchased credit impaired (“PCI”) loans are accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that the Company would be unable to collect all contractually required payments. PCI loans consist of loans acquired from the United Commercial Bank (“UCB”) FDIC assisted acquisition on November 6, 2009, the Washington First International Bank (“WFIB”) FDIC assisted acquisition on June 11, 2010 and, to a lesser extent, a small portion of loans acquired from the MetroCorp acquisition on January 17, 2014. The Company has elected to account for these acquired PCI loans on a pool level basis in accordance with ASC 310-30 at the time of acquisition. Refer to Note 3 — Business Combination to the Consolidated Financial Statements, included in this report, for further details on the MetroCorp acquisition and Note 8 — Covered Assets and FDIC Indemnification Asset to the Consolidated Financial Statements of the Company’s 2014 Form 10-K for additional details related to the UCB and WFIB acquisitions.

The following table presents the composition of the Company’s non-PCI and PCI loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
($ in thousands)	Non-PCI Loans	PCI Loans (1)	Total (1)	Non-PCI Loans	PCI Loans (1)	Total (1)
CRE:
Income Producing	$6,518,052	$570,356	$7,088,408	$5,568,046	$688,013	$6,256,059
Construction	429,417	6,780	436,197	319,843	12,444	332,287
Land	178,976	6,423	185,399	214,327	16,840	231,167
Total CRE	7,126,445	583,559	7,710,004	6,102,216	717,297	6,819,513
C&I:
Commercial business	7,739,829	61,300	7,801,129	7,097,853	83,336	7,181,189
Trade finance	813,711	4,316	818,027	889,728	6,284	896,012
Total C&I	8,553,540	65,616	8,619,156	7,987,581	89,620	8,077,201
Residential:
Single-family	2,807,248	195,560	3,002,808	3,647,262	219,519	3,866,781
Multifamily	1,312,151	180,210	1,492,361	1,184,017	265,891	1,449,908
Total residential	4,119,399	375,770	4,495,169	4,831,279	485,410	5,316,689
Consumer	1,809,519	25,060	1,834,579	1,483,956	29,786	1,513,742
Total loans	$21,608,903	$1,050,005	$22,658,908	$20,405,032	$1,322,113	$21,727,145
Unearned fees, premiums, and discounts, net	(13,176)	—	(13,176)	2,804	—	2,804
Allowance for loan losses	(263,889)	(541)	(264,430)	(260,965)	(714)	(261,679)
Loans, net	$21,331,838	$1,049,464	$22,381,302	$20,146,871	$1,321,399	$21,468,270

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

The Company’s single-family residential loans are primarily comprised of adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties. The Company’s ARM single-family residential loan programs generally have a one-year or three-year initial fixed period. The Company’s multifamily residential loans are primarily comprised of variable rate loans that have a six-month or three-year initial fixed period. As of September 30, 2015 and December 31, 2014, consumer loans were primarily composed of home equity lines of credit (“HELOCs”).

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

As of September 30, 2015 and December 31, 2014, loans totaling $15.73 billion and $14.66 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the FHLB and the Federal Reserve Bank.

Credit Quality Indicators

All loans are subject to the Company’s internal and external credit review and monitoring. Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current payment performance/delinquency, current financial and liquidity status and all other relevant information.  For single-family residential loans, payment performance/delinquency is the driving indicator for the risk ratings.  However, the risk ratings remain the overall credit quality indicator for the Company, as well as the credit quality indicator utilized for estimating the appropriate allowance for loan losses. The Company utilizes a seven-grade risk rating system, which can be classified within the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources.

Pass and Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risks that require monitoring, but full repayments are expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade. If any potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information indicates that the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss, if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted due to changes in the borrowers’ status and likelihood of loan repayment.

The following tables present the credit risk rating for non-PCI loans by portfolio segment as of September 30, 2015 and December 31, 2014:

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
September 30, 2015
CRE:
Income producing	$6,241,315	$52,904	$223,833	$—	$—	$6,518,052
Construction	425,354	—	4,063	—	—	429,417
Land	160,657	—	18,319	—	—	178,976
C&I:
Commercial business	7,430,295	153,160	156,030	344	—	7,739,829
Trade finance	767,236	17,382	29,093	—	—	813,711
Residential:
Single-family	2,783,817	4,328	19,103	—	—	2,807,248
Multifamily	1,250,706	1,190	60,255	—	—	1,312,151
Consumer	1,805,240	1,328	2,951	—	—	1,809,519
Total	$20,864,620	$230,292	$513,647	$344	$—	$21,608,903

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
December 31, 2014
CRE:
Income producing	$5,243,640	$54,673	$269,733	$—	$—	$5,568,046
Construction	310,259	11	9,573	—	—	319,843
Land	185,220	5,701	23,406	—	—	214,327
C&I:
Commercial business	6,836,914	130,319	130,032	533	55	7,097,853
Trade finance	845,889	13,031	30,808	—	—	889,728
Residential:
Single-family	3,627,491	3,143	16,628	—	—	3,647,262
Multifamily	1,095,982	5,124	82,911	—	—	1,184,017
Consumer	1,480,208	1,005	2,743	—	—	1,483,956
Total	$19,625,603	$213,007	$565,834	$533	$55	$20,405,032

The following tables present the credit risk rating for PCI loans by portfolio segment as of September 30, 2015 and December 31, 2014:

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total PCI Loans
September 30, 2015
CRE:
Income producing	$454,052	$7,005	$109,299	$—	$—	$570,356
Construction	—	—	6,780	—	—	6,780
Land	4,625	—	1,798	—	—	6,423
C&I:
Commercial business	54,899	875	5,526	—	—	61,300
Trade finance	2,590	—	1,726	—	—	4,316
Residential:
Single-family	190,136	1,158	4,266	—	—	195,560
Multifamily	153,036	—	27,174	—	—	180,210
Consumer	24,244	338	478	—	—	25,060
Total (1)	$883,582	$9,376	$157,047	$—	$—	$1,050,005

(1) Loans net of ASC 310-30 discount.

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total PCI Loans
December 31, 2014
CRE:
Income producing	$534,015	$9,960	$144,038	$—	$—	$688,013
Construction	589	1,744	10,111	—	—	12,444
Land	7,012	5,391	4,437	—	—	16,840
C&I:
Commercial business	70,586	1,103	11,647	—	—	83,336
Trade finance	4,620	—	1,664	—	—	6,284
Residential:
Single-family	213,829	374	5,316	—	—	219,519
Multifamily	230,049	—	35,842	—	—	265,891
Consumer	29,026	116	644	—	—	29,786
Total (1)	$1,089,726	$18,688	$213,699	$—	$—	$1,322,113

(1) Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

The following tables present the aging analysis on non-PCI loans as of September 30, 2015 and December 31, 2014:

($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
September 30, 2015
CRE:
Income producing	$12,964	$11,770	$24,734	$10,817	$18,822	$29,639	$6,463,679	$6,518,052
Construction	—	11	11	14	745	759	428,647	429,417
Land	—	9,739	9,739	1,081	615	1,696	167,541	178,976
C&I:
Commercial business	29,143	737	29,880	43,574	17,129	60,703	7,649,246	7,739,829
Trade finance	—	—	—	—	—	—	813,711	813,711
Residential:
Single-family	7,053	3,491	10,544	99	10,968	11,067	2,785,637	2,807,248
Multifamily	5,107	7,155	12,262	7,922	5,205	13,127	1,286,762	1,312,151
Consumer	691	114	805	161	367	528	1,808,186	1,809,519
Total	$54,958	$33,017	$87,975	$63,668	$53,851	$117,519	$21,403,409	$21,608,903
Unearned fees, premiums and discounts, net								(13,176)
Total recorded investment in non-PCI loans								$21,595,727

($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
December 31, 2014
CRE:
Income producing	$14,171	$3,593	$17,764	$19,348	$9,165	$28,513	$5,521,769	$5,568,046
Construction	—	—	—	15	6,898	6,913	312,930	319,843
Land	—	—	—	221	2,502	2,723	211,604	214,327
C&I:
Commercial business	3,187	4,361	7,548	6,623	21,813	28,436	7,061,869	7,097,853
Trade finance	—	—	—	73	292	365	889,363	889,728
Residential:
Single-family	6,381	1,294	7,675	2,861	5,764	8,625	3,630,962	3,647,262
Multifamily	4,425	507	4,932	12,460	8,359	20,819	1,158,266	1,184,017
Consumer	2,154	162	2,316	169	3,699	3,868	1,477,772	1,483,956
Total	$30,318	$9,917	$40,235	$41,770	$58,492	$100,262	$20,264,535	$20,405,032
Unearned fees, premiums and discounts, net								2,804
Total recorded investment in non-PCI loans								$20,407,836

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status. Additionally, non-PCI loans that are not 90 or more days past due but have identified deficiencies are also placed on nonaccrual status. Once a loan is placed on nonaccrual status, interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

PCI loans are excluded from the above aging analysis table as the Company has elected to account for these loans on a pool level basis in accordance with ASC 310-30 at the time of acquisition. Refer to the discussion of PCI Loans within this note for further details on interest income recognition of PCI loans. As of September 30, 2015 and December 31, 2014, $47.4 million and $63.4 million of PCI loans, respectively, were on nonaccrual status.

Loans in Process of Foreclosure

As of September 30, 2015 and December 31, 2014, the Company had $18.7 million and $16.9 million, respectively, of recorded investment in consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions, which were not included in OREO. Foreclosed residential real estate properties with a carrying amount of $2.8 million were included in total net OREO of $12.3 million as of September 30, 2015. In comparison, foreclosed residential real estate properties with a carrying amount of $3.5 million were included in total net OREO of $32.1 million as of December 31, 2014.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including a below-market change in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B note balance is comprised of the A note balance only. A notes are not disclosed as TDRs in subsequent years after the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, the loan is not impaired based on the terms specified by the restructuring agreement and has demonstrated a period of sustained performance under the modified terms. The Company had $1.8 million and $2.9 million of performing A/B notes as of September 30, 2015 and December 31, 2014, respectively.

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the Company’s recovery. During the three months ended September 30, 2015, the Company restructured $4.4 million of C&I loans through principal deferments and extensions and $1.2 million of CRE loans through principal and interest reductions and other modified terms. During the three months ended September 30, 2014, the Company restructured $1.5 million of residential loans through principal and interest reductions, $504 thousand of consumer loans primarily through other modified terms and $165 thousand of C&I loans primarily through principal and interest reductions, as well as extensions. During the nine months ended September 30, 2015, the Company restructured $2.1 million of CRE loans primarily through principal and interest deferments and reductions, $35.4 million of C&I loans primarily through principal and interest reductions, extensions, as well as principal deferments, and $279 thousand of residential loans through principal deferments. During the nine months ended September 30, 2014, the Company restructured $11.2 million residential loans primarily through principal deferments, extensions and other modified terms, $5.2 million of CRE loans primarily through principal and interest reductions, $2.3 million of C&I loans primarily through extensions and principal deferments and $504 thousand of consumer loans primarily through other modified terms.

The following tables present the additions to non-PCI TDRs during the three and nine months ended September 30, 2015 and 2014:

	Loans Modified as TDRs During the Three Months Ended September 30,
	2015				2014
($ in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	1	$451	$403	$—	—	$—	$—	$—
Land	1	$2,056	$788	$—	—	$—	$—	$—
C&I:
Commercial business	3	$4,596	$4,423	$1,229	1	$54	$54	$10
Trade finance	—	$—	$—	$—	1	$190	$111	$14
Residential:
Single-family	—	$—	$—	$—	2	$1,474	$1,473	$—
Consumer	—	$—	$—	$—	1	$509	$504	$—

	Loans Modified as TDRs During the Nine Months Ended September 30,
	2015				2014
($ in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	2	$1,279	$1,209	$—	2	$5,318	$5,193	$—
Land	2	$2,227	$881	$102	—	$—	$—	$—
C&I:
Commercial business	16	$42,686	$35,365	$6,726	8	$2,940	$2,167	$1,821
Trade finance	—	$—	$—	$—	1	$190	$111	$14
Residential:
Single-family	1	$281	$279	$2	9	$11,454	$8,356	$—
Multifamily	—	$—	$—	$—	1	$2,513	$2,832	$—
Consumer	—	$—	$—	$—	1	$509	$504	$—

(1) Includes subsequent payments after modification and reflects the balance as of September 30, 2015 and 2014.
(2) The financial impact includes charge-offs and specific reserves recorded at the modification date.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to have defaulted. Non-PCI loans that were modified as TDRs within the previous 12 months that have subsequently defaulted during the three and nine months ended September 30, 2015 consisted of one CRE TDR contract with a recorded investment of $2.1 million. Non-PCI loans that were modified as TDRs within the previous 12 months that have subsequently defaulted during the three and nine months ended September 30, 2014 consisted of one C&I TDR contract with a recorded investment of $967 thousand.

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing, if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance has met or exceeded the modified terms. A loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments.

TDRs are included in the impaired loan quarterly valuation allowance process. Please refer to the sections below titled Allowance for Credit Losses and Impaired Loans for a complete discussion. All portfolio segments of TDRs are reviewed for necessary specific reserves in the same manner as impaired loans of the same portfolio segment which have not been identified as TDRs. The modification of the terms of each TDR is considered in the current impairment analysis of the respective TDR. For all portfolio segments of nonperforming TDRs, when the restructured loan is deemed to be uncollectible under modified terms and its fair value is less than the recorded investment in the loan, the deficiency is charged off against the allowance for loan losses. If the loan is a performing TDR, the deficiency is included in the specific reserves of the allowance for loan losses, as appropriate. The amount of additional funds committed to lend to borrowers whose terms have been modified were immaterial as of September 30, 2015 and December 31, 2014.

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

The following tables present the non-PCI impaired loans as of September 30, 2015 and December 31, 2014:

($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
September 30, 2015
CRE:
Income producing	$49,302	$29,352	$12,731	$42,083	$1,322
Construction	805	745	14	759	3
Land	8,439	1,403	989	2,392	94
C&I:
Commercial business	85,352	19,760	55,251	75,011	20,368
Trade finance	11,119	—	11,119	11,119	91
Residential:
Single-family	19,581	6,322	11,786	18,108	689
Multifamily	26,491	17,699	6,518	24,217	273
Consumer	1,246	—	1,246	1,246	59
Total	$202,335	$75,281	$99,654	$174,935	$22,899

($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2014
CRE:
Income producing	$58,900	$35,495	$15,646	$51,141	$1,581
Construction	6,913	6,913	—	6,913	—
Land	13,291	2,838	5,622	8,460	1,906
C&I:
Commercial business	44,569	12,723	25,717	38,440	15,174
Trade finance	12,967	6,431	274	6,705	28
Residential:
Single-family	18,908	6,003	11,398	17,401	461
Multifamily	37,649	21,523	12,890	34,413	313
Consumer	1,259	1,151	108	1,259	1
Total	$194,456	$93,077	$71,655	$164,732	$19,464

The following table presents the average recorded investment and the amount of interest income recognized on non-PCI impaired loans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
($ in thousands)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
CRE:
Income producing	$43,227	$130	$62,973	$273	$45,154	$393	$64,820	$940
Construction	759	—	6,888	—	695	—	6,888	—
Land	3,957	10	8,581	75	4,796	30	8,676	224
C&I:
Commercial business	75,655	161	42,832	207	75,951	489	42,403	619
Trade finance	11,285	50	363	4	11,584	185	383	12
Residential:
Single-family	18,192	68	19,668	87	18,338	205	19,372	263
Multifamily	24,338	178	35,547	177	24,546	530	35,610	529
Consumer	1,248	12	1,264	12	1,253	35	1,259	35
Total impaired non-PCI loans	$178,661	$609	$178,116	$835	$182,317	$1,867	$179,411	$2,622

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction of principal and not as interest income.

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded lending commitments. The Company’s methodology to determine the overall appropriateness of the allowance for credit losses is based on a classification migration model and qualitative considerations. The migration model examines pools of loans having similar characteristics and analyzes their loss rates over a historical period. The Company assigns loss rates to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be entirely indicative of the actual or inherent loss potential. As such, the Company utilizes qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends and geographic concentrations. Qualitative and environmental factors are reflected as percentage adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance for each loan pool.

The allowance for loan losses on non-PCI loans consists of specific reserves and general reserves. The Company’s non-PCI loans fall into heterogeneous and homogeneous categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserves. General reserves are calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. The residential and CRE segments’ predominant risk characteristics are the collateral and the geographic locations of the properties collateralizing the loans. The risk is qualitatively assessed based on the total real estate loan concentration in those geographic areas. The C&I segment’s predominant risk characteristics are the global cash flows of the borrowers and guarantors and economic and market conditions. Consumer loans are largely comprised of HELOCs for which the predominant risk characteristic is the real estate collateral securing the loans.

The Company also maintains an allowance for loan losses on PCI loans when there is deterioration in credit quality subsequent to acquisition. Based on the Company’s estimates of cash flows expected to be collected, the Company establishes an allowance for the PCI loans, with a charge to income through the provision for loan losses.  As of September 30, 2015, the Company has established an allowance of $541 thousand on $1.05 billion of PCI loans. As of December 31, 2014, an allowance of $714 thousand was established on $1.32 billion of PCI loans. The allowance balances for both periods were allocated mainly to the PCI CRE loan pools.

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

The following tables present a summary of the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014:

	Non-PCI Loans
($ in thousands)	CRE	C&I	Residential	Consumer	Total	PCI Loans	Total
Three Months Ended September 30, 2015
Beginning balance	$75,496	$133,962	$40,668	$10,491	$260,617	$612	$261,229
Provision for (reversal of) loan losses	2,333	11,221	(4,979)	(70)	8,505	(71)	8,434
Charge-offs	(135)	(7,187)	(35)	(123)	(7,480)	—	(7,480)
Recoveries	83	933	1,158	73	2,247	—	2,247
Net (charge-offs) recoveries	(52)	(6,254)	1,123	(50)	(5,233)	—	(5,233)
Ending balance	$77,777	$138,929	$36,812	$10,371	$263,889	$541	$264,430

	Non-PCI Loans
($ in thousands)	CRE	C&I	Residential	Consumer	Total	PCI Loans	Total
Three Months Ended September 30, 2014
Beginning balance	$60,895	$131,057	$45,949	$11,889	$249,790	$1,558	$251,348
Provision for (reversal of) loan losses	69	16,888	(839)	574	16,692	(844)	15,848
Charge-offs	(1,548)	(16,027)	(8)	(134)	(17,717)	—	(17,717)
Recoveries	259	3,342	95	3	3,699	—	3,699
Net (charge-offs) recoveries	(1,289)	(12,685)	87	(131)	(14,018)	—	(14,018)
Ending balance	$59,675	$135,260	$45,197	$12,332	$252,464	$714	$253,178

	Non-PCI Loans
($ in thousands)	CRE	C&I	Residential	Consumer	Total	PCI Loans	Total
Nine Months Ended September 30, 2015
Beginning balance	$72,263	$134,598	$43,856	$10,248	$260,965	$714	$261,679
Provision for (reversal of) loan losses	5,739	13,883	(9,868)	305	10,059	(173)	9,886
Charge-offs	(1,486)	(16,619)	(782)	(586)	(19,473)	—	(19,473)
Recoveries	1,261	7,067	3,606	404	12,338	—	12,338
Net (charge-offs) recoveries	(225)	(9,552)	2,824	(182)	(7,135)	—	(7,135)
Ending balance	$77,777	$138,929	$36,812	$10,371	$263,889	$541	$264,430

	Non-PCI Loans
($ in thousands)	CRE	C&I	Residential	Consumer	Total	PCI Loans	Total
Nine Months Ended September 30, 2014
Beginning balance	$70,154	$115,184	$50,716	$11,352	$247,406	$2,269	$249,675
(Reversal of) provision for loan losses	(9,354)	44,398	(5,462)	1,187	30,769	(1,032)	29,737
Charge-offs	(2,761)	(28,971)	(352)	(217)	(32,301)	(523)	(32,824)
Recoveries	1,636	4,649	295	10	6,590	—	6,590
Net charge-offs	(1,125)	(24,322)	(57)	(207)	(25,711)	(523)	(26,234)
Ending balance	$59,675	$135,260	$45,197	$12,332	$252,464	$714	$253,178

The allowance for unfunded lending commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded lending commitments was included in accrued expense and other liabilities in the accompanying Consolidated Balance Sheets. Refer to Note 12 — Commitments and Contingencies to the Consolidated Financial Statements for additional information related to unfunded lending commitments.

The following table presents a summary of the activity in the allowance for unfunded lending commitments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Beginning balance	$19,741	$12,326	$12,712	$11,282
(Reversal of) provision for unfunded lending commitments	(698)	(623)	6,331	421
Charge-offs	—	145	—	145
Ending balance	$19,043	$11,558	$19,043	$11,558

The following tables present the Company’s allowance for loan losses and recorded investments in loans by portfolio segment as of September 30, 2015 and December 31, 2014 and disaggregated on the basis of the Company’s impairment methodology:

($ in thousands)	CRE	C&I	Residential	Consumer	Total
As of September 30, 2015
Allowance for loan losses
Individually evaluated for impairment	$1,419	$20,459	$962	$59	$22,899
Collectively evaluated for impairment	76,358	118,470	35,850	10,312	240,990
Acquired with deteriorated credit quality	541	—	—	—	541
Ending balance	$78,318	$138,929	$36,812	$10,371	$264,430

Recorded investment in loans
Individually evaluated for impairment	$45,234	$86,130	$42,325	$1,246	$174,935
Collectively evaluated for impairment	7,081,211	8,467,410	4,077,074	1,808,273	21,433,968
Acquired with deteriorated credit quality (1)	583,559	65,616	375,770	25,060	1,050,005
Ending balance (1)	$7,710,004	$8,619,156	$4,495,169	$1,834,579	$22,658,908

(1) Loans net of ASC 310-30 discount.

($ in thousands)	CRE	C&I	Residential	Consumer	Total
As of December 31, 2014
Allowance for loan losses
Individually evaluated for impairment	$3,487	$15,202	$774	$1	$19,464
Collectively evaluated for impairment	68,776	119,396	43,082	10,247	241,501
Acquired with deteriorated credit quality	714	—	—	—	714
Ending balance	$72,977	$134,598	$43,856	$10,248	$261,679

Recorded investment in loans
Individually evaluated for impairment	$66,514	$45,145	$51,814	$1,259	$164,732
Collectively evaluated for impairment	6,035,702	7,942,436	4,779,465	1,482,697	20,240,300
Acquired with deteriorated credit quality (1)	717,297	89,620	485,410	29,786	1,322,113
Ending balance (1)	$6,819,513	$8,077,201	$5,316,689	$1,513,742	$21,727,145

(1) Loans net of ASC 310-30 discount.

PCI Loans

As of the respective acquisition dates, PCI loans were pooled and accounted for at fair value, which represents the discounted value of the expected cash flows of the loan portfolio. The amount of expected cash flows over the initial investment in the loan represent the “accretable yield,” which is recognized as interest income on a level yield basis over the life of the loan. The excess of total contractual cash flows over the cash flows expected to be received at origination is deemed the “nonaccretable difference”. In estimating the nonaccretable difference, the Company (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.

Covered assets consist of loans receivable and OREO that were acquired in the UCB acquisition on November 6, 2009 and in the WFIB acquisition on June 11, 2010 for which the Company entered into shared-loss agreements with the FDIC. Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Company 80% of eligible losses for both UCB and WFIB with respect to covered assets. For the UCB covered assets, the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The shared-loss coverage of the UCB and WFIB commercial loans ended after December 31, 2014 and June 30, 2015, respectively. In addition, the Company reached an agreement with the FDIC to terminate the WFIB shared-loss agreements early and made a payment of $7.0 million as consideration for the early termination. The loss recovery provisions of the UCB commercial shared-loss agreement are still in effect through December 31, 2017, while both the shared-loss coverage and loss recovery provisions of the UCB residential shared-loss agreement are in effect through November 30, 2019. Refer to Note 8 — Covered Assets and FDIC Indemnification Asset to the Consolidated Financial Statements of the Company’s 2014 Form 10-K for additional details related to the shared-loss agreements. Of the total $1.05 billion in PCI loans as of September 30, 2015, $212.5 million were covered under shared-loss agreements. Of the total $1.32 billion in PCI loans as of December 31, 2014, $1.23 billion were covered under shared-loss agreements. As of September 30, 2015 and December 31, 2014, $238.4 million and $1.48 billion of total loans were covered under shared-loss agreements, respectively.

The following table presents the changes in the accretable yield for the PCI loans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Beginning balance	$271,862	$392,894	$311,688	$461,545
Addition	—	—	—	6,745
Accretion	(30,608)	(52,524)	(84,537)	(180,093)
Changes in expected cash flows	1,518	11,232	15,621	63,405
Ending balance	$242,772	$351,602	$242,772	$351,602

FDIC Indemnification Asset/Net Payable to FDIC

The Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset. Due to continued payoffs and improved credit performance of the covered portfolio, compared to the Company’s original estimates, the expected reimbursement from the FDIC under the shared-loss agreements has decreased and a net payable to the FDIC has been recorded. In prior years, due to the estimated losses from the covered portfolio and the corresponding expected payments from the FDIC, the Company recorded an FDIC indemnification asset. As of September 30, 2015 and 2014, a net payable to the FDIC of $101.5 million and $64.5 million were included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

The following table presents a summary of the FDIC indemnification asset/net payable to the FDIC for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Beginning balance	$(105,054)	$(24,337)	$(96,106)	$74,708
Amortization	(709)	(28,175)	(3,508)	(85,968)
Reductions (1)	(391)	(5,676)	(1,544)	(31,629)
Estimate of FDIC repayment (2)	4,685	(6,272)	(311)	(21,571)
Ending balance	$(101,469)	$(64,460)	$(101,469)	$(64,460)

(1)	Reductions relate to charge-offs, partial prepayments, loan payoffs and loan sales which result in a corresponding reduction of the indemnification asset.

(2)	Represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC shared-loss agreements, due to lower thresholds of losses.

Loans Held for Sale

Loans held for sale are carried at the LOCOM. When a determination is made at the time of commitment to originate loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic review under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans would be transferred from the loans held-for-investment portfolio to the loans held for sale portfolio at LOCOM.

Loans held for sale were $349.4 million and $46.0 million as of September 30, 2015 and December 31, 2014, respectively. $400.1 million and $1.55 billion of loans held-for-investment were transferred to loans held for sale during the three and nine months ended September 30, 2015, respectively. These loans were primarily comprised of single-family residential and C&I loans. In comparison, $69.8 million and $675.5 million of loans held-for-investment were transferred to loans held for sale during the three and nine months ended September 30, 2014, respectively. These loans were primarily comprised of student and C&I loans.

The Company recorded $968 thousand and $3.1 million in write-downs related to loans transferred from loans held-for-investment to loans held for sale to allowance for loan losses for the three and nine months ended September 30, 2015, respectively. There were no write-downs recorded on loans transferred from loans held-for-investment to loans held for sale for the three and nine months ended September 30, 2014.

Approximately $245.9 million of loans were sold, resulting in net gains of $5.1 million, during the three months ended September 30, 2015. During the nine months ended September 30, 2015, approximately $1.24 billion of loans were sold, resulting in net gains of $20.4 million. Loans sold during the three and nine months ended September 30, 2015 were primarily comprised of single-family residential and C&I loans. Approximately $291.8 million and $748.4 million of loans, mainly comprised of student and C&I loans were sold during the three and nine months ended September 30, 2014, respectively. $7.7 million and $20.7 million of net gains on sales of loans were recorded during the three and nine months ended September 30, 2014, respectively. In addition, the Company recorded a $211 thousand and $728 thousand LOCOM adjustment related to the loans held for sale portfolio during the three and nine months ended September 30, 2015, respectively. The LOCOM adjustments were included in the net gains on sales of loans in the accompanying Consolidated Statements of Income.

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

Investments in Qualified Affordable Housing Partnerships, Net

As discussed in Note 2 — Current Accounting Developments to the Consolidated Financial Statements, the Company adopted ASU 2014-01 on January 1, 2015 with retrospective application to all periods presented. Prior to adopting ASU 2014-01, the Company applied the equity method or the cost method of accounting depending on the ownership percentage and the influence the Company has on these limited partnerships. The amortization of the investments in affordable housing limited partnerships was previously presented under noninterest expense in the accompanying consolidated statements of income. Under the proportional amortization method, the Company now amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the amortization in the Consolidated Statements of Income as a component of income tax expense.

The following tables present the impact of the new accounting guidance on the Consolidated Balance Sheet and the Consolidated Statements of Income as of the periods indicated:

	December 31, 2014
($ in thousands)	As Previously Reported	As Revised
Consolidated Balance Sheet:
Investments in qualified affordable housing partnerships, net	$178,652	$178,962
Other assets — deferred tax assets	$384,367	$389,601
Retained earnings	$1,598,598	$1,604,141

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
($ in thousands, except per share data)	As Previously Reported	As Revised	As Previously Reported	As Revised
Consolidated Statements of Income:
Noninterest expense — amortization of tax credit and other investments	$36,936	$26,749	$55,751	$33,731
Income before income taxes	$75,112	$85,299	$302,408	$324,428
Income tax (benefit) expense	$(13,644)	$(6,601)	$52,923	$74,052
Net income	$88,756	$91,900	$249,485	$250,376
Earnings Per Share
Basic	$0.62	$0.64	$1.74	$1.75
Diluted	$0.62	$0.64	$1.74	$1.74

The following table presents the balances of the Company’s investments in qualified affordable housing partnerships, net and related unfunded commitments as of September 30, 2015 and December 31, 2014:

($ in thousands)	September 30, 2015	December 31, 2014
Investments in qualified affordable housing partnerships, net	$170,213	$178,962
Accrued expenses and other liabilities — Unfunded commitments	$41,985	$43,311

The following table presents other information related to the Company’s investments in qualified affordable housing partnerships, net for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Tax credits and other tax benefits recognized	$9,237	$7,932	$26,617	$23,373
Amortization expense included in income tax expense	$6,348	$5,357	$18,744	$16,071

Investments in Tax Credit and Other Investments, Net

Investments in tax credit and other investments, net were $151.8 million and $110.1 million as of September 30, 2015 and December 31, 2014, respectively, and were included in other assets on the Consolidated Balance Sheets. The Company is not the primary beneficiary in these partnerships and, therefore, is not required to consolidate its investments in tax credit and other investments on the Consolidated Financial Statements. Depending on the ownership percentage and the influence the Company has on a limited partnership, the Company applies either the equity or cost method of accounting. Total unfunded commitments for these investments of $97.8 million and $71.4 million as of September 30, 2015 and December 31, 2014, respectively, were included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Amortization of tax credit and other investments was $12.3 million and $26.7 million for the three months ended September 30, 2015 and 2014, respectively. Amortization of tax credit and other investments was $21.6 million and $33.7 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 11 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of both September 30, 2015 and December 31, 2014, the carrying amount of goodwill was $469.4 million.

Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units are equivalent to the Company’s operating segments. For additional information regarding the Company’s operating segments, refer to Note 14 — Business Segments to the Consolidated Financial Statements, presented elsewhere in this report. The Company records impairment write-downs as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited.

The Company performed its annual impairment test as of December 31, 2014 and determined that there was no goodwill impairment as of December 31, 2014 as the fair values of all reporting units exceeded the then current carrying amounts of the goodwill. There were no triggering events during the nine months ended September 30, 2015 and therefore no additional goodwill impairment test was performed. No assurance can be given that goodwill will not be written down in future periods. Refer to Note 11 — Goodwill and Other Intangible Assets in Item 8 of the Company’s 2014 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Premiums on Acquired Deposits

Premiums on acquired deposits represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. As of both September 30, 2015 and December 31, 2014, the gross carrying amount of premiums on acquired deposits was $108.8 million. The related accumulated amortization totaled $70.5 million and $63.5 million, as of September 30, 2015 and December 31, 2014, respectively.

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Amortization expense of premiums on acquired deposits was $2.3 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense of premiums on acquired deposits was $7.0 million and $7.7 million for the nine months ended September 30, 2015 and 2014, respectively. The Company did not record any impairment write-downs on deposit premiums for the three and nine months ended September 30, 2015 and 2014.

The following table presents the estimated future amortization expense of premiums on acquired deposits for the succeeding five years:

Estimated Future Amortization Expense of Premiums on Acquired Deposits	Amount
($ in thousands)
Three months ended December 31, 2015	$2,196
Year ended December 31, 2016	8,086
Year ended December 31, 2017	6,935
Year ended December 31, 2018	5,883
Year ended December 31, 2019	4,864
Year ended December 31, 2020	3,846
Total	$31,810

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

($ in thousands)	September 30, 2015	December 31, 2014
Loan commitments	$3,130,128	$3,856,625
Commercial and standby letters of credit (“SBLCs”)	$1,250,339	$1,253,066

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while SBLCs generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Based on historical trends, the probability that the Company will have to make payments under SBLCs is low. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of the customer as well as its SBLCs exposure. The customer is obligated to reimburse the Company for any payment made on the customer’s behalf. If the customer fails to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts.

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

Estimated exposure to loss from these commitments is covered by the allowance for unfunded lending commitments which amounted to $19.0 million and $12.7 million as of September 30, 2015 and December 31, 2014, respectively. These amounts were included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Guarantees — The Company has sold or securitized loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to make payments when the loans default. As of September 30, 2015, the maximum potential future payment, which is generally the unpaid principal balance of total loans sold or securitized with recourse amounted to $206.5 million and was comprised of $31.3 million in single-family loans with full recourse and $175.2 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $249.8 million as of December 31, 2014, and was comprised of $35.5 million in single-family loans with full recourse and $214.3 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to loan sales and securitizations totaled $567 thousand and $2.2 million as of September 30, 2015 and December 31, 2014, respectively, and were included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The Company continues to experience minimal losses from the single-family and multifamily loan portfolios sold or securitized with recourse.

Litigation — The Company is a party to various legal actions arising in the normal course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for currently outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The outcome of such legal actions is inherently difficult to predict and it is possible that one or more of the currently pending or threatened legal or regulatory matters could have a material adverse effect on the Company’s liquidity, consolidated financial position, and/or results of operations. Based on the information currently available, advice of counsel and established reserves, the Company believes that the eventual outcome of pending legal matters will not individually or in the aggregate have a material adverse effect on the Company’s consolidated financial position. On September 8, 2014, a jury in the case titled “F&F, LLC and 618 Investment, Inc. v. East West Bank,” Superior Court of the State of California for the County of Los Angeles, Case No. BC462714, delivered a verdict in favor of plaintiff F&F, LLC.  The case is being appealed. As of September 30, 2015 and December 31, 2014, the Company recorded a litigation accrual of $34.4 million and $31.6 million, respectively.

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

MetroCorp Warrant — The Company completed the acquisition of MetroCorp on January 17, 2014. Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock.  Upon the acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant has not been exercised as of September 30, 2015.

Stock Repurchase Program — On July 17, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company has not repurchased any shares under this program.

Quarterly Dividends — On July 15, 2015, dividends for the Company’s common stock were declared for the three months ended September 30, 2015 in the amount of $0.20 per share and paid on August 17, 2015 to stockholders of record on August 3, 2015. Cash dividends totaling $29.1 million and $26.0 million were paid to the Company’s common shareholders during the three months ended September 30, 2015 and 2014, respectively. Cash dividends totaling $87.1 million and $78.0 million were paid to the Company’s common shareholders during the nine months ended September 30, 2015 and 2014, respectively.

Earnings Per Share (“EPS”) — EPS is calculated using the two-class method. Certain Company instruments containing rights to nonforfeitable dividends granted in stock-based payment transactions are considered participating securities prior to vesting and, therefore, have been included in the earnings allocations to compute basic and diluted EPS.

The following table presents EPS calculations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except per share data, shares in thousands)	2015	2014	2015	2014
Basic
Net income (1)	$94,097	$91,900	$292,872	$250,376
Less: Earnings allocated to participating securities	—	122	3	408
Net income allocated to common stockholders (1)	$94,097	$91,778	$292,869	$249,968

Basic weighted-average common shares outstanding	143,861	143,210	143,788	142,791
Basic EPS	$0.65	$0.64	$2.04	$1.75

Diluted
Net income allocated to common stockholders (1)	$94,097	$91,778	$292,869	$249,968
Add: Restricted stock dividends	113	69	309	197
Net income allocated to diluted common stockholders (1)	$94,210	$91,847	$293,178	$250,165

Basic weighted-average common shares outstanding	143,861	143,210	143,788	142,791
Dilutive potential common shares (2)	729	600	680	586
Dilutive weighted-average common shares outstanding	144,590	143,810	144,468	143,377
Diluted EPS	$0.65	$0.64	$2.03	$1.74

(1) Prior year periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.
(2) Included dilutive shares from stock options, restricted stock units and warrants for the three and nine months ended September 30, 2015 and 2014.

For the three and nine months ended September 30, 2015, approximately 23 thousand and 13 thousand weighted average anti-dilutive shares, respectively, comprised of restricted stock units, were excluded from the diluted EPS computation. For the three months ended September 30, 2014, approximately four thousand weighted average anti-dilutive shares, comprised of restricted stock units, were excluded from the diluted EPS computation. For the nine months ended September 30, 2014, approximately 32 thousand weighted average anti-dilutive shares, comprised of stock options and restricted stock units, were excluded from the diluted EPS computation.

Accumulated Other Comprehensive Income (Loss) — The balance of total accumulated other comprehensive income decreased $2.4 million to $1.8 million as of September 30, 2015 from $4.2 million as of December 31, 2014. Presented in the following tables are the changes in the components of accumulated other comprehensive income (loss) balances for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
($ in thousands)	Available-for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income	Available-for-Sale Investment Securities	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$5,430	$—	$5,430	$(2,535)	$(2,535)
Net unrealized gains (losses) arising during the period	13,127	(6,846)	6,281	1,565	1,565
Amounts reclassified from accumulated other comprehensive income	(9,881)	—	(9,881)	(1,458)	(1,458)
Changes, net of taxes	3,246	(6,846)	(3,600)	107	107
Ending balance	$8,676	$(6,846)	$1,830	$(2,428)	$(2,428)

	Nine Months Ended September 30,
	2015			2014
($ in thousands)	Available-for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Accumulated Other Comprehensive Income	Available-for-Sale Investment Securities	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$4,237	$—	$4,237	$(30,459)	$(30,459)
Net unrealized gains (losses) arising during the period	20,096	(6,846)	13,250	31,861	31,861
Amounts reclassified from accumulated other comprehensive income	(15,657)	—	(15,657)	(3,830)	(3,830)
Changes, net of taxes	4,439	(6,846)	(2,407)	28,031	28,031
Ending balance	$8,676	$(6,846)	$1,830	$(2,428)	$(2,428)

(1) Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations. In the third quarter of 2015, there was a change in functional currency from USD to the local currency of the Company’s foreign subsidiary.

The following tables present the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
($ in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Available-for-sale investment securities :
Net unrealized gains arising during the period	$22,634	$(9,507)	$13,127	$2,698	$(1,133)	$1,565
Reclassification adjustment for realized gains included in net income (1)	(17,036)	7,155	(9,881)	(2,514)	1,056	(1,458)
Net change	5,598	(2,352)	3,246	184	(77)	107
Foreign currency translation adjustments :
Net unrealized losses arising during the period	(6,846)	—	(6,846)	—	—	—
Net change	(6,846)	—	(6,846)	—	—	—
Other comprehensive (loss) income	$(1,248)	$(2,352)	$(3,600)	$184	$(77)	$107

	Nine Months Ended September 30,
	2015			2014
($ in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Available-for-sale investment securities :
Net unrealized gains arising during the period	$34,648	$(14,552)	$20,096	$54,933	$(23,072)	$31,861
Reclassification adjustment for realized gains included in net income (1)	(26,994)	11,337	(15,657)	(6,603)	2,773	(3,830)
Net change	7,654	(3,215)	4,439	48,330	(20,299)	28,031
Foreign currency translation adjustments :
Net unrealized losses arising during the period	(6,846)	—	(6,846)	—	—	—
Net change	(6,846)	—	(6,846)	—	—	—
Other comprehensive (loss) income	$808	$(3,215)	$(2,407)	$48,330	$(20,299)	$28,031

(1)	The pretax amount is reported in net gains on sales of available-for-sale investment securities in the Consolidated Statements of Income.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of certain operating and administrative costs and the provision for credit losses. Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business segment. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on actual charge-offs for the period as well as average loan balances for each segment during the period. The Company evaluates overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is not deemed practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Interest income	$81,911	$166,693	$16,028	$264,632
Charge for funds used	(20,795)	(41,447)	(20,485)	(82,727)
Interest spread on funds used	61,116	125,246	(4,457)	181,905
Interest expense	(13,727)	(4,765)	(5,851)	(24,343)
Credit on funds provided	68,783	8,849	5,095	82,727
Interest spread on funds provided	55,056	4,084	(756)	58,384
Net interest income (loss)	$116,172	$129,330	$(5,213)	$240,289
Provision for credit losses	$1,455	$6,281	$—	$7,736
Depreciation, amortization and accretion (1)	$1,827	$(13,496)	$18,765	$7,096
Goodwill	$357,207	$112,226	$—	$469,433
Segment pre-tax profit (loss)	$52,325	$96,605	$(9,941)	$138,989
Segment assets	$7,274,494	$17,125,065	$6,720,117	$31,119,676

	Three Months Ended September 30, 2014
($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Interest income	$95,911	$175,032	$15,005	$285,948
Charge for funds used	(24,738)	(35,809)	(15,265)	(75,812)
Interest spread on funds used	71,173	139,223	(260)	210,136
Interest expense	(12,057)	(4,692)	(12,225)	(28,974)
Credit on funds provided	60,770	9,908	5,134	75,812
Interest spread on funds provided	48,713	5,216	(7,091)	46,838
Net interest income (loss)	$119,886	$144,439	$(7,351)	$256,974
Provision for credit losses	$394	$14,831	$—	$15,225
Depreciation, amortization and accretion (1) (2)	$4,806	$(412)	$34,499	$38,893
Goodwill	$354,163	$104,304	$—	$458,467
Segment pre-tax profit (loss) (2)	$45,163	$49,364	$(9,228)	$85,299
Segment assets (2)	$7,775,343	$14,879,699	$5,829,127	$28,484,169

(1)	Includes amortization and accretion related to the FDIC indemnification asset.

(2)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

	Nine Months Ended September 30, 2015
($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Interest income	$252,085	$482,816	$48,437	$783,338
Charge for funds used	(65,452)	(117,125)	(43,653)	(226,230)
Interest spread on funds used	186,633	365,691	4,784	557,108
Interest expense	(38,946)	(13,738)	(27,156)	(79,840)
Credit on funds provided	187,401	24,859	13,970	226,230
Interest spread on funds provided	148,455	11,121	(13,186)	146,390
Net interest income (loss)	$335,088	$376,812	$(8,402)	$703,498
(Reversal of) provision for credit losses	$(1,268)	$17,485	$—	$16,217
Depreciation, amortization and accretion (1)	$6,743	$(30,027)	$40,625	$17,341
Goodwill	$357,207	$112,226	$—	$469,433
Segment pre-tax profit (loss)	$160,609	$287,049	$(17,422)	$430,236
Segment assets	$7,274,494	$17,125,065	$6,720,117	$31,119,676

	Nine Months Ended September 30, 2014
($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Interest income	$294,428	$525,987	$46,148	$866,563
Charge for funds used	(72,888)	(101,907)	(29,578)	(204,373)
Interest spread on funds used	221,540	424,080	16,570	662,190
Interest expense	(35,718)	(11,393)	(38,062)	(85,173)
Credit on funds provided	163,102	27,328	13,943	204,373
Interest spread on funds provided	127,384	15,935	(24,119)	119,200
Net interest income (loss)	$348,924	$440,015	$(7,549)	$781,390
Provision for credit losses	$2,606	$27,552	$—	$30,158
Depreciation, amortization and accretion (1) (2)	$11,473	$(5,026)	$56,467	$62,914
Goodwill	$354,163	$104,304	$—	$458,467
Segment pre-tax profit (loss) (2)	$138,518	$204,134	$(18,224)	$324,428
Segment assets (2)	$7,775,343	$14,879,699	$5,829,127	$28,484,169

(1)	Includes amortization and accretion related to the FDIC indemnification asset.

(2)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

NOTE 15 — SUBSEQUENT EVENTS

Dividend Payout

In October 2015, the Company’s Board of Directors declared a quarterly dividend of $0.20 per share on the Company’s common stock payable on November 16, 2015 to shareholders of record as of November 2, 2015.

Regulatory Matters

The Bank entered into a written agreement with the Federal Reserve Bank of San Francisco (“FRB”) on November 9, 2015 relating to certain deficiencies identified in its Bank Secrecy Act and Office of Foreign Assets Control compliance program.  The Bank is required to submit to the FRB a revised compliance program and to, among other things, retain an independent firm to conduct a historical review of certain higher risk customers and transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”, “we”, or “our”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (referred to herein as “East West Bank” or the “Bank”) and East West Insurance Services, Inc. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s financial condition and the results of operations. Prior periods were restated to reflect the retrospective application of adopting Accounting Standards Update (“ASU”) 2014-01, the new accounting guidance related to the Company’s investments in qualified affordable housing projects. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes presented elsewhere in this report, and the Company’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission on March 2, 2015 (the “2014 Form 10-K”).

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

The following is a list of the more judgmental and complex accounting estimates and principles:

•	fair valuation of financial instruments;

•	available-for-sale investment securities;

•	purchased credit impaired (“PCI”) loans;

•	allowance for credit losses;

•	goodwill impairment;

•	income taxes;

•	share-based compensation;

•	foreign currency translation; and

•	derivatives and hedging activities.

In each area, the Company has identified the variables most important in the estimation process. The Company has used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from the Company’s estimates and future changes in the key variables could change future valuations and impact the results of operations.

The Company’s significant accounting policies are described in greater detail in the Company’s 2014 Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 — Basis of Presentation to the Consolidated Financial Statements, “Significant Accounting Policies,” which are essential to understanding the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Accounting Pronouncements Adopted

In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the amortization expense in the income statement as a component of income tax expense. The Company adopted this guidance in the first quarter of 2015 with retrospective application to all periods presented. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for details regarding this adoption.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in-substance repossession or foreclosure occurs that would require a transfer of mortgage loans collateralized by residential real estate properties to other real estate owned (“OREO”). The guidance also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. The Company adopted this guidance in the first quarter of 2015 with prospective application. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements as this guidance was consistent with the Company’s prior practice. See Note 9 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements for details regarding this adoption.

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

The Company’s vision is to serve as the financial bridge between the United States and Greater China. Our primary strategy for achieving this vision is to grow our business and reach more customers with our full range of cross-border products and services. During the fourth quarter of 2014, we opened two new branches in Greater China, in Shenzhen and in the Shanghai Pilot Free Trade Zone. Earlier in 2014, we also expanded our presence in the United States when we acquired MetroCorp Bancshares, Inc. (“MetroCorp”). With over 130 branches in the United States and Greater China, the Company is well positioned to assist our customers with the products and services their businesses need.

Net income was $94.1 million or $0.65 per diluted share for the three months ended September 30, 2015. Net income increased $2.2 million or 2% from $91.9 million during the three months ended September 30, 2014, while diluted earnings per share increased $0.01 or 2% from $0.64 per diluted share during the three months ended September 30, 2014. Net income was $292.9 million or $2.03 per diluted share for the nine months ended September 30, 2015. Net income increased $42.5 million or 17% from $250.4 million during the nine months ended September 30, 2014, while diluted earnings per share increased $0.29 or 17% from $1.74 per diluted share during the nine months ended September 30, 2014. The operating results for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, reflected an increase in noninterest income, reduction in noninterest expense and provision for credit losses, partially offset by a decrease in net interest income.

Total assets increased $2.38 billion or 8% from $28.74 billion as of December 31, 2014 to $31.12 billion as of September 30, 2015. This increase was mainly due to a $1.22 billion or 6% increase in total net loans receivable, an $835.8 million or 80% increase in cash and cash equivalents and a $325.7 million or 12% increase in available-for-sale investment securities which was mainly related to U.S. government agency and U.S. government sponsored enterprise debt securities. The cash increase was primarily funded by the increase in deposits as discussed below. Excluding the $1.24 billion impact of loan sales, loan growth during the nine months ended September 30, 2015 largely stemmed from the increases in commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans and consumer loans.

Nonperforming assets were $129.8 million as of September 30, 2015, compared to $132.4 million as of the December 31, 2014. The decreased in nonperforming assets was mainly due to a decrease in OREO, partially offset by an increase in nonaccrual loans. Nonaccrual loans increased $17.3 million or 17% from $100.3 million as of December 31, 2014 to $117.5 million as of September 30, 2015. The overall increase in nonaccrual loans was largely due to three commercial loans where payments are current, but were placed on nonaccrual as of September 30, 2015 due to future cash flow concerns. This increase was partially offset by payoffs and principal paydowns during the nine months ended September 30, 2015. The nonperforming assets to total assets ratio was 0.42% as of September 30, 2015, down four basis points from 0.46% as of December 31, 2014. The allowance for loan losses was $264.4 million as of September 30, 2015, a slight increase of $2.8 million or 1% from $261.7 million as of December 31, 2014. The allowance for loan losses as a percentage of the total loans held-for-investment was 1.17% as of September 30, 2015, compared to 1.20% as of December 31, 2014.

Total deposits were $26.76 billion as of September 30, 2015, an increase of $2.75 billion or 11% from $24.01 billion as of December 31, 2014. Core deposits reached $20.11 billion as of September 30, 2015, a $2.21 billion or 12% increase from $17.90 billion as of December 31, 2014. Overall, balances from all deposit categories increased from December 31, 2014.

During the quarter ended September 30, 2015, the Company’s foreign subsidiary in China changed its functional currency from U.S. Dollar (“USD”) to Renminbi (“RMB”), in which case the assets, liabilities and operations are translated, for consolidation purposes, from RMB to the USD reporting currency at period-end rates and generally at average rates for results of operations. The Company recorded $6.8 million of foreign currency translation loss in accumulated other comprehensive income during the quarter ended September 30, 2015.

In October 2015, the Company’s Board of Directors declared fourth quarter dividends on the Company’s common stock. The common stock cash dividend of $0.20 per share is payable on November 16, 2015 to shareholders of record on November 2, 2015.

Results of Operations

Net income for the three months ended September 30, 2015 increased $2.2 million or 2% to $94.1 million, compared to net income of $91.9 million for the three months ended September 30, 2014. Net income for the nine months ended September 30, 2015 increased $42.5 million or 17% to $292.9 million, compared to net income of $250.4 million for the nine months ended September 30, 2014. The Company’s return on average assets was 1.22% for the three months ended September 30, 2015, compared to 1.30% for the same period in 2014. The return on average stockholders’ equity was 12.23% for the three months ended September 30, 2015, compared to 13.26% for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the return on average assets and the return on average stockholders’ equity were 1.31% and 13.12%, respectively, compared to 1.23% and 12.53%, respectively, for the same periods in 2014. Our 2015 earnings performance reflected continuing success in executing our business strategy. Underpinning the operating results for the three and nine months ended September 30, 2015 were sustained loan and core deposit growth, stable loan credit quality and fee income from diverse sources.

Revenue, the sum of net interest income before provision for credit losses and noninterest income, was $294.5 million for the three months ended September 30, 2015, an increase of $27.2 million or 10% from $267.3 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, revenue was $842.4 million, an increase of $80.5 million or 11% from $761.9 million for the same period in 2014. The increases in revenue for the three months and the nine months ended September 30, 2015 from the same periods in 2014 were primarily due to the increase in noninterest income. The three- month and nine month increases in noninterest income was primarily due to the reduction in expenses related to changes in the FDIC indemnification asset and receivable/payable and increases in net gains on sales of available-for-sale investment securities.

Components of Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Net interest income	$240.3	$257.0	$703.5	$781.4
Provision for credit losses	(7.7)	(15.2)	(16.2)	(30.2)
Noninterest income (loss)	54.2	10.3	138.9	(19.5)
Noninterest expense (1)	(147.7)	(166.8)	(395.9)	(407.3)
Income tax (expense) benefit (1)	(44.9)	6.6	(137.4)	(74.1)
Net income (1)	$94.1	$91.9	$292.9	$250.4
Return on average total assets (1)	1.22%	1.30%	1.31%	1.23%
Return on average equity (1)	12.23%	13.26%	13.12%	12.53%

 (1) Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest earned on loans, available-for-sale investment securities and other interest-earning assets less interest expense on customer deposits, securities sold under repurchase agreements (“repurchase agreements”), long-term debt and other interest-bearing liabilities. Net interest margin is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets. Net interest income and net interest margin are affected by several factors, including changes in average balances and composition of interest-earning assets and funding sources, market interest rate fluctuations and slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, volume of noninterest-bearing sources of funds and asset quality.

Net interest income for the three months ended September 30, 2015 totaled $240.3 million, a decrease of $16.7 million or 6%, compared to net interest income of $257.0 million for the same period in 2014. Net interest income for the nine months ended September 30, 2015 totaled $703.5 million, a decrease of $77.9 million or 10% from the prior year period. Net interest margins for the three and nine months ended September 30, 2015 were 3.32% and 3.38%, respectively, a decrease of 57 and 74 basis points, respectively, from the comparable periods in 2014. The decreases in net interest income and net interest margin for the three and nine months ended September 30, 2015 were primarily due to the decrease in interest income and yield on loans as a result of lower accretion income associated with the loans acquired from the FDIC assisted acquisition of United Commercial Bank (“UCB”) and Washington First International (“WFIB”), partially offset by a reduction in interest expense, largely due to the extinguishment of repurchase agreements.

Average interest-earning assets increased $2.49 billion or 9% to $28.73 billion and $2.47 billion or 10% to $27.84 billion for the three and nine months ended September 30, 2015, respectively, from the same periods a year ago. These increases were primarily due to an increase in average loan balances of $1.65 billion or 8% to $22.36 billion and $1.96 billion or 10% to $21.99 billion during the three and nine months ended September 30, 2015, respectively, from the same periods a year ago. Customer deposits are an important low-cost source of funding. Average deposits which consist of noninterest-bearing demand, interest-bearing checking, money market, savings and time deposits, increased $2.89 billion or 12% to $26.23 billion for the three months ended September 30, 2015, compared to the same period in 2014. Average deposits funded 117% of average loans for the three months ended September 30, 2015, above the 113% funding rate for the three months ended September 30, 2014. For the nine months ended September 30, 2015, compared to the same period in 2014, average deposits increased $2.67 billion or 12%. Approximately 114% of average loans for the nine months ended September 30, 2015 were generally funded by deposits, higher than the 112% funding rate for the same period in 2014.

The following tables present the net interest spread, net interest margin, average balances, interest income and expense, and the average rates by asset and liability component for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
($ in thousands)	Average Balance	Interest	Average (1) Yield/Rate	Average Balance	Interest	Average (1) Yield/Rate
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$2,215,472	$4,190	0.75%	$1,540,364	$5,505	1.42%
Securities purchased under resale agreements (“resale agreements”)	1,243,478	4,411	1.41%	1,391,304	5,344	1.52%
Available-for-sale investment securities (2)	2,830,941	10,279	1.44%	2,504,603	11,364	1.80%
Loans (3)(4)	22,364,976	244,372	4.33%	20,714,710	262,258	5.02%
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock	72,868	1,380	7.51%	90,466	1,477	6.48%
Total interest-earning assets	$28,727,735	$264,632	3.65%	$26,241,447	$285,948	4.32%
Noninterest-earning assets:
Cash and cash equivalents	$333,193			$314,490
Allowance for loan losses	(261,479)			(251,519)
Other assets (5)	1,863,481			1,787,010
Total assets (5)	$30,662,930			$28,091,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$2,838,728	$2,155	0.30%	$2,285,227	$1,500	0.26%
Money market deposits	6,938,009	4,992	0.29%	6,066,941	4,139	0.27%
Savings deposits	1,823,036	918	0.20%	1,808,212	745	0.16%
Time deposits	6,659,322	10,454	0.62%	6,172,866	10,774	0.69%
Federal funds purchased and other short-term borrowings	9,651	35	1.44%	2,808	—	—%
FHLB advances	318,523	1,074	1.34%	316,343	1,027	1.29%
Securities sold under repurchase agreements (“repurchase agreements”)	238,641	3,555	5.91%	1,003,001	9,578	3.79%
Long-term debt	215,930	1,160	2.13%	235,697	1,211	2.04%
Total interest-bearing liabilities	$19,041,840	$24,343	0.51%	$17,891,095	$28,974	0.64%
Noninterest-bearing liabilities:
Demand deposits	$7,970,181			$7,008,748
Other liabilities	599,633			441,147
Stockholders’ equity (5)	3,051,276			2,750,438
Total liabilities and stockholders’ equity (5)	$30,662,930			$28,091,428
Interest rate spread			3.14%			3.68%
Net interest income and net interest margin		$240,289	3.32%		$256,974	3.89%

(1)	Annualized.

(2)	Includes the amortization of net premiums on available-for-sale investment securities of $4.2 million and $5.5 million for the three months ended September 30, 2015 and 2014, respectively.

(3)
Includes the accretion of discount on loans of $19.0 million and $42.5 million for the three months ended September 30, 2015 and 2014, respectively. Also, includes the amortization of net deferred loan costs of $34 thousand and $1.6 million for the three months ended September 30, 2015 and 2014, respectively.

(4)	Average balances include nonperforming loans.

(5)
The prior period was restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

	Nine Months Ended September 30,
	2015			2014
($ in thousands)	Average Balance	Interest	Average (1) Yield/Rate	Average Balance	Interest	Average (1) Yield/Rate
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,772,734	$14,542	1.10%	$1,398,701	$17,461	1.67%
Resale agreements	1,289,212	13,940	1.45%	1,321,429	14,756	1.49%
Available-for-sale investment securities (2)	2,710,052	29,947	1.48%	2,522,671	36,130	1.91%
Loans (3)(4)	21,990,416	719,987	4.38%	20,031,296	793,313	5.29%
FHLB and Federal Reserve Bank stock	78,924	4,922	8.34%	100,113	4,903	6.55%
Total interest-earning assets	$27,841,338	$783,338	3.76%	$25,374,210	$866,563	4.57%
Noninterest-earning assets:
Cash and cash equivalents	$331,171			$310,314
Allowance for loan losses	(261,213)			(253,838)
Other assets (5)	1,872,695			1,760,667
Total assets (5)	$29,783,991			$27,191,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$2,666,141	$5,849	0.29%	$2,089,292	$3,697	0.24%
Money market deposits	6,657,620	13,833	0.28%	5,811,066	11,734	0.27%
Savings deposits	1,743,044	2,516	0.19%	1,775,547	2,175	0.16%
Time deposits	6,448,955	31,479	0.65%	6,241,386	31,003	0.66%
Federal funds purchased and other short-term borrowings	5,866	53	1.21%	1,082	—	—%
FHLB advances	325,015	3,156	1.30%	360,848	3,087	1.14%
Repurchase agreements	522,693	19,494	4.99%	1,005,759	29,845	3.97%
Long-term debt	220,835	3,460	2.09%	240,091	3,632	2.02%
Total interest-bearing liabilities	$18,590,169	$79,840	0.57%	$17,525,071	$85,173	0.65%
Noninterest-bearing liabilities:
Demand deposits	$7,631,711			$6,564,682
Other liabilities	577,469			428,946
Stockholders’ equity (5)	2,984,642			2,672,654
Total liabilities and stockholders’ equity (5)	$29,783,991			$27,191,353
Interest rate spread			3.19%			3.92%
Net interest income and net interest margin		$703,498	3.38%		$781,390	4.12%

(1)	Annualized.

(2)	Includes the amortization of net premiums on available-for-sale investment securities of $12.2 million and $16.8 million for the nine months ended September 30, 2015 and 2014, respectively.

(3)
Includes the accretion of discount on loans of $49.3 million and $156.4 million for the nine months ended September 30, 2015 and 2014, respectively. Also, includes the accretion (amortization) of net deferred loan costs of $322 thousand and $(7.9) million for the nine months ended September 30, 2015 and 2014, respectively.

(4)	Average balances include nonperforming loans.

(5)
The prior period was restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

The following table summarizes the extent to which changes in interest rates and changes in average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute the table below:

	Three Months Ended September 30, 2015 vs. 2014			Nine Months Ended September 30, 2015 vs. 2014
	Total Change	Changes Due to		Total Change	Changes Due to
($ in thousands)		Volume	Yield/Rate		Volume	Yield/Rate
Interest-bearing assets:
Due from banks and short-term investments	$(1,315)	$1,865	$(3,180)	$(2,919)	$3,968	$(6,887)
Resale agreements	(933)	(543)	(390)	(816)	(355)	(461)
Available-for-sale investment securities	(1,085)	1,364	(2,449)	(6,183)	2,533	(8,716)
Loans	(17,886)	19,841	(37,727)	(73,326)	72,738	(146,064)
FHLB and Federal Reserve Bank stock	(97)	(313)	216	19	(1,162)	1,181
Total interest and dividend income	$(21,316)	$22,214	$(43,530)	$(83,225)	$77,722	$(160,947)
Interest-bearing liabilities:
Checking deposits	$655	$398	$257	$2,152	$1,152	$1,000
Money market deposits	853	618	235	2,099	1,751	348
Savings deposits	173	6	167	341	(40)	381
Time deposits	(320)	812	(1,132)	476	1,019	(543)
Federal funds purchased and other short-term borrowings	35	—	35	53	—	53
FHLB advances	47	7	40	69	(324)	393
Repurchase agreements	(6,023)	(9,655)	3,632	(10,351)	(16,733)	6,382
Long-term debt	(51)	(105)	54	(172)	(298)	126
Total interest expense	$(4,631)	$(7,919)	$3,288	$(5,333)	$(13,473)	$8,140
Change in net interest income	$(16,685)	$30,133	$(46,818)	$(77,892)	$91,195	$(169,087)

Provision for Credit Losses

Provision for credit losses was comprised of a provision for loan losses on non-purchased credit impaired (“non-PCI”) loans, PCI loans and unfunded lending commitments.

The Company recorded a provision for loan losses on non-PCI loans of $8.5 million and $16.7 million during the three months ended September 30, 2015 and 2014, respectively. The Company recorded a reversal of a provision for loan losses on PCI loans of $71 thousand and $844 thousand during the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded a provision for loan losses on non-PCI loans of $10.1 million and $30.8 million, respectively. The Company recorded a reversal of a provision for loan losses on PCI loans of $173 thousand and $1.0 million during the nine months ended September 30, 2015 and 2014, respectively. The decrease in provision for loan losses for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was primarily due a reduction in the historical loss rates, partially offset by a growth in the loan portfolio.

Provisions for credit losses are charged to income to bring the allowance for non-PCI and PCI loan losses as well as the allowance for unfunded lending commitments, off-balance sheet credit exposures, and recourse provisions to a level deemed appropriate by the Company based on the factors discussed under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Credit Losses” section of this report.

Noninterest Income (Loss)

The following table presents components of noninterest income (loss) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Branch fees	$10.0	$9.5	$29.2	$28.5
Letters of credit fees and foreign exchange income	7.5	10.3	25.0	26.1
Ancillary loan fees	4.8	2.9	10.3	7.9
Wealth management fees	4.4	3.8	14.3	12.1
Derivative commission income	4.3	4.3	12.0	9.5
Changes in FDIC indemnification asset and receivable/payable	(3.9)	(39.6)	(19.0)	(150.8)
Net gains on sales of loans	4.9	7.7	19.7	20.7
Net gains on sales of available-for-sale investment securities	17.0	2.5	27.0	6.6
Dividend and other investment income	0.5	4.1	1.9	5.4
Other fees and other operating income	4.7	4.8	18.5	14.5
Total noninterest income (loss)	$54.2	$10.3	$138.9	$(19.5)

Noninterest income includes revenue earned from sources other than interest income. These sources include service charges and fees on deposit accounts, fees and commissions generated from trade finance transactions, wealth management activities, fees for issuance of letters of credit and foreign exchange income, ancillary fees on loans, net gains on sales of loans and available-for-sale investment securities, changes in FDIC indemnification asset and receivable/payable, and miscellaneous noninterest-related revenues.

Noninterest income increased by $43.8 million to $54.2 million for the three months ended September 30, 2015 from $10.3 million for the three months ended September 30, 2014. Noninterest income rose by $158.4 million to income of $138.9 million for the nine months ended September 30, 2015 from a loss of $19.5 million for the nine months ended September 30, 2014. The improvement in noninterest income for both the three and nine months ended September 30, 2015, compared to the same periods in 2014, were primarily due to the decline in expenses related to changes in FDIC indemnification asset and receivable/payable and increases in net gains on sales of available-for-sale investment securities.

Changes in FDIC indemnification asset and receivable/payable decreased by $35.8 million or 90% to a $3.9 million loss for the three months ended September 30, 2015 from a $39.6 million loss for the three months ended September 30, 2014. For the nine months ended September 30, 2015, changes in FDIC indemnification asset and receivable/payable decreased by $131.9 million or 87% to a $19.0 million loss from a $150.8 million loss for the same period in 2014. The reduction in the changes in FDIC indemnification asset and receivable/payable was primarily attributable to the expiration of the shared-loss coverage for the UCB and WFIB commercial loans.

Net gains on sales of available-for-sale investment securities for the three and nine months ended September 30, 2015 totaled $17.0 million and $27.0 million, respectively, both above the comparable figures in 2014 by $14.5 million and $20.4 million, respectively. Proceeds from sales of available-for-sale investment securities for the three months ended September 30, 2015 and 2014 amounted to $855.4 million and $43.8 million, respectively. Proceeds from sales of available-for-sale investment securities for the nine months ended September 30, 2015 and 2014 amounted to $1.33 billion and $395.6 million, respectively. The net gains on sales of available-for-sale investment securities for the three and nine months ended September 30, 2015, were mainly due to the sale of U.S. Treasury and corporate debt securities.

Net gains on sales of loans for the three and nine months ended September 30, 2015, which included LOCOM valuation adjustments, amounted to $4.9 million and $19.7 million, respectively, compared to $7.7 million and $20.7 million, respectively, for the same periods in 2014. During the three and nine months ended September 30, 2015, the Company recorded a $211 thousand and $728 thousand, respectively, LOCOM valuation adjustments related to the loan held for sale portfolio. Approximately $245.9 million and $1.24 billion of loans were sold during the three and nine months ended September 30, 2015, respectively. Loans sold during the three and nine months ended September 30, 2015 were primarily comprised of single-family residential and C&I loans. During the three and nine months ended September 30, 2014, approximately $291.8 million and $748.4 million of loans sold, respectively, were mainly comprising of student and C&I loans.

Dividend and other investment income decreased by $3.6 million or 88% and $3.5 million or 65% to $495 thousand and $1.9 million for the three and nine months ended September 30, 2015, respectively, compared to $4.1 million and $5.4 million for the same periods in 2014. The decrease was largely due to a one-time dividend received from a Community Reinvestment Act investment during the three months ended September 30, 2014 which is not expected to recur annually.

Noninterest Expense

The following table presents the various components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Compensation and employee benefits	$66.2	$58.1	$193.3	$172.5
Occupancy and equipment expense	15.4	15.8	46.0	48.2
Amortization of tax credit and other investments (1)	12.3	26.7	21.6	33.7
Amortization of premiums on deposits acquired	2.3	2.6	7.0	7.7
Deposit insurance premiums and regulatory assessments	4.7	5.2	13.7	16.8
OREO (income) expense	(1.4)	(1.4)	(7.5)	0.7
Legal expense	2.1	32.5	13.1	45.4
Data processing	2.6	2.2	7.6	13.4
Consulting expense	5.0	3.0	9.6	6.4
Repurchase agreements’ extinguishment costs	15.2	—	21.8	—
Other operating expense	23.4	22.0	69.7	62.5
Total noninterest expense (1)	$147.7	$166.8	$395.9	$407.3

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. See Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

Noninterest expense totaled $147.7 million for the three months ended September 30, 2015, a $19.0 million or 11% decrease, compared to $166.8 million for the same period in 2014. Noninterest expense reached $395.9 million for the nine months ended September 30, 2015, an $11.3 million or 3% decrease, compared to $407.3 million for the same period in 2014. The decrease for both the three and nine months ended September 30, 2015 was the result of lower legal expenses and amortization of tax credit and other investments, partially offset by non-recurring repurchase agreement’ extinguishment costs and higher compensation and employee benefits.

Legal expense decreased $30.4 million or 94% to $2.1 million for the three months ended September 30, 2015, compared to $32.5 million for the same period in 2014. For the nine months ended September 30, 2015, legal expense decreased $32.3 million or 71% to $13.1 million from $45.4 million for the same period in 2014. The reduction was mainly due to the overall decrease in legal fees following the resolution of previously outstanding litigation cases.

The amortization of tax credit and other investments decreased $14.5 million or 54% from $26.7 million for the three months ended September 30, 2014 to $12.3 million for the three months ended September 30, 2015. The amortization of tax credit and other investments decreased $12.2 million or 36% from $33.7 million for the nine months ended September 30, 2014 to $21.6 million for the nine months ended September 30, 2015. The higher amortization of tax credit and other investments for the three and nine months ended September 30, 2014 was mainly due to additional investments purchased during 2014.

During the three and nine months ended September 30, 2015, the Company recorded $15.2 million and $21.8 million, respectively, related to the extinguishment of higher cost repurchase agreements. During the three and nine months ended September 30, 2015 the Company extinguished $445.0 million and $545.0 million, respectively, of repurchase agreements. There was no debt extinguishment during the three and nine months ended September 30, 2014.

Compensation and employee benefits increased $8.1 million or 14% to $66.2 million for the three months ended September 30, 2015, compared to $58.1 million for the three months ended September 30, 2014. Compensation and employee benefits increased $20.8 million or 12% to $193.3 million for the nine months ended September 30, 2015, compared to $172.5 million for the same period in 2014. The increase in compensation and employee benefits for both periods was primarily due the increase in personnel associated with the growth we have experienced.

OREO income remained stable at $1.4 million for both the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015, OREO income increased by $8.2 million to $7.5 million, compared to $695 thousand of OREO expense for the same period in 2014. The period-over-period improvement for both periods was primarily due to higher net gains on OREO sales and lower expenses associated with the declining OREO portfolio. As of September 30, 2015, OREO, net amounted to $12.3 million, compared to $40.8 million as of September 30, 2014.

Data processing expense increased $391 thousand or 18% from $2.2 million for the three months ended September 30, 2014 to $2.6 million for the three months ended September 30, 2015. For the nine months ended September 30, 2015, data processing expense decreased $5.8 million or 43% to $7.6 million from $13.4 million for the same period in 2014. The higher data processing expense for the nine months ended September 30, 2014 reflects the impact of nonrecurring merger and integration expense related to the MetroCorp acquisition in 2014.

Income Taxes

Provision for income taxes was $44.9 million for the three months ended September 30, 2015, reflecting an effective tax rate of 32%. In comparison, the Company realized an income tax benefit of $6.6 million, representing 8% of income before taxes for the three months ended September 30, 2014. Provision for income taxes was $137.4 million for the nine months ended September 30, 2015, representing an effective tax rate of 32%. In comparison, income tax expense was $74.1 million, representing an effective tax rate of 23% for the nine months ended September 30, 2014.

The higher effective tax rate for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was largely due to relatively higher purchases of affordable housing partnership and other tax credit investments in 2014 versus 2015. Income tax expense and effective tax rates for prior periods reflect the retrospective adoption of ASU 2014-01 in 2015. For further discussion of the impact of ASU 2014-01, see Note 10 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of September 30, 2015 and December 31, 2014, the Company had a net deferred tax asset of $267.7 million and $389.6 million, respectively.

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
For additional information about the Company’s segments, including information about the underlying accounting and reporting process, please see Note 14 — Business Segments to the Consolidated Financial Statements presented elsewhere in this report.
Retail Banking
The Retail Banking segment reported pretax income of $52.3 million and $160.6 million for the three and nine months ended September 30, 2015, respectively, compared to $45.2 million and $138.5 million for the same periods in 2014, respectively. The increase in pretax income for this segment for the three months ended September 30, 2015 was primarily attributable to an increase in noninterest income and a decrease in noninterest expense, partially offset by a decrease in net interest income. The increase in pretax income for the nine months ended September 30, 2015 was driven by an increase in noninterest income and decreases in provision for credit losses and noninterest expense, partially offset by a decrease in net interest income.
Net interest income for this segment decreased $3.7 million or 3% to $116.2 million for the three months ended September 30, 2015, compared to $119.9 million for the same period in 2014. Net interest income for this segment decreased $13.8 million or 4% to $335.1 million for the nine months ended September 30, 2015, compared to $348.9 million for the same period in 2014. The decrease in net interest income for the three and nine months ended September 30, 2015 was primarily due to lower discount accretion to interest income from the PCI loan portfolio and the sale of single-family residential loans.
Noninterest income for this segment increased $9.6 million to $13.1 million for the three months ended September 30, 2015, compared to $3.5 million for the same period in 2014. Noninterest income for this segment increased $36.1 million to $36.5 million for the nine months ended September 30, 2015, compared to $409 thousand for the same period in 2014. The increase in noninterest income for both periods was primarily due to a reduction in expenses related to the change in FDIC indemnification asset and receivable/payable, partially offset by lower net gains on sales of loans.
Noninterest expense for this segment decreased $1.3 million or 3% to $47.0 million for the three months ended September 30, 2015, compared to $48.3 million for the same period in 2014. The decrease was primarily due to reductions in loan and OREO related expenses, occupancy and equipment expense, and deposit insurance premiums, partially offset by increases in compensation and employee benefits expense. Noninterest expense for this segment decreased $1.8 million or 1% to $148.2 million during the nine months ended September 30, 2015, compared to $150.0 million for the same period in 2014. The decrease was primarily due to reductions in deposit insurance premiums, loan related expense, and legal expense, partially offset by an increase in compensation and employee benefits expense.
Commercial Banking
The Commercial Banking segment reported pretax income of $96.6 million and $287.0 million for the three and nine months ended September 30, 2015, respectively, compared to $49.4 million and $204.1 million for the same periods in 2014. The increase in pretax income for this segment for the three and nine months ended September 30, 2015 was attributable to an increase in noninterest income and decreases in provision for credit losses and noninterest expense, partially offset by a decrease in net interest income.

Net interest income for this segment decreased $15.1 million or 10% to $129.3 million for the three months ended September 30, 2015, compared to $144.4 million for the same period in 2014. For the nine months ended September 30, 2015, net interest income for this segment decreased $63.2 million or 14% to $376.8 million, compared to $440.0 million for the same period in 2014. The decrease in net interest income for the three and the nine months ended September 30, 2015 was primarily due to lower discount accretion to interest income from the PCI loan portfolio.
Noninterest income for this segment increased $24.2 million to income of $20.1 million for the three months ended September 30, 2015, compared to a noninterest loss of $4.1 million for the same period in 2014. For the nine months ended September 30, 2015, noninterest income for this segment increased $108.1 million to $60.5 million, compared to a noninterest loss of $47.6 million for the same period in 2014. The increase in noninterest income for this segment for both periods in 2015 was primarily due to a reduction in expenses related to the change in FDIC indemnification asset and receivable/payable, increases in derivative income, loan fees income, and higher net gains on sales of Small Business Administration (“SBA”) loans.
Noninterest expense for this segment decreased $27.5 million or 42% to $37.4 million for the three months ended September 30, 2015, compared to $64.9 million for the same period in 2014. This decrease was primarily due to a reduction in legal expense. Noninterest expense for this segment decreased $30.1 million or 20% to $121.3 million during the nine months ended September 30, 2015, compared to $151.4 million for the same period in 2014. The decrease in noninterest expense for the nine months ended September 30, 2015 was primarily due to a reduction in legal expense and higher net gains on sales of OREO, partially offset by an increase in compensation and employee benefits and loan related expense.
Other
The Other segment reported pretax losses of $9.9 million and $17.4 million for the three and nine months ended September 30, 2015, respectively, compared to losses of $9.2 million and $18.2 million for the same periods in 2014.
Net interest loss for this segment decreased $2.2 million or 30% to a net interest loss of $5.2 million for the three months ended September 30, 2015, compared to a net interest loss of $7.4 million for the same period in 2014. Net interest loss for this segment increased $853 thousand to $8.4 million for the nine months ended September 30, 2015, compared to a net interest loss of $7.5 million for the same period in 2014. The Other segment includes the activities of the treasury function, which coordinates the liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through funds transfer pricing. In addition, it bears the cost of adverse movements in interest rates that affect the net interest margin.
Noninterest income for this segment increased $10.0 million or 91% to $21.0 million for the three months ended September 30, 2015, compared to $11.0 million for the same period in 2014. The increase was primarily due to the higher net gains on sales of available-for-sale investment securities, partially offset by a one-time dividend received from a Community Reinvestment Act investment in 2014. Noninterest income for this segment increased $14.4 million or 52% to $42.0 million for the nine months ended September 30, 2015, compared to $27.6 million for the same period in 2014. The increase in noninterest income, compared to the same period in 2014, was primarily due to higher net gains on sales of available-for-sale investment securities and fixed assets, partially offset by net realized losses on foreign exchange activity as a result of the cost of hedging the RMB exposure for the Company’s China subsidiary.

Noninterest expense for this segment increased $9.7 million or 18% to $63.3 million for the three months ended September 30, 2015, compared to $53.6 million for the same period in 2014. This increase was primarily due to the repurchase agreements’ extinguishment costs and an increase in compensation and employee benefits, partially offset by lower amortization of tax credit and other investments. Noninterest expense for this segment increased $20.6 million or 19% to $126.4 million for the nine months ended September 30, 2015, compared to $105.8 million for the same period in 2014. This increase was primarily due to the repurchase agreements’ extinguishment costs and an increase in compensation and employee benefits, partially offset by reductions in amortization of tax credit and other investments and data processing expense. The decrease in data processing expense is mainly due to the nonrecurring merger and integration expense related to the MetroCorp acquisition in 2014.

Balance Sheet Analysis

Total assets increased $2.38 billion or 8% to $31.12 billion as of September 30, 2015, compared to $28.74 billion as of December 31, 2014. The increase in total assets was primarily due to increases of $1.22 billion in total net loans, $835.8 million in cash and cash equivalents and $325.7 million in available-for-sale investment securities.

The increase in cash and cash equivalents was largely due to the timing of cash inflows versus outflows from fundings, payments and cash requirements related to normal operating activities. The $835.8 million cash increase was primarily funded by the increase in deposits discussed below, while the $325.7 million increase in available-for-sale investment securities was primarily due to an increase in purchases of U.S. government agency and U.S. government sponsored enterprise debt securities.

The increase in total net loans was mainly due to organic growth in C&I, CRE and consumer loans, partially offset by loan sales of approximately $1.24 billion, mainly comprised of single-family residential and C&I loans. Allowance for loan losses remained relatively unchanged at $264.4 million or 1.17% of total loans held-for-investment as of September 30, 2015, compared to $261.7 million or 1.20% of total loans held-for-investment as of December 31, 2014.

Total deposits increased $2.75 billion or 11%, to $26.76 billion as of September 30, 2015, compared to $24.01 billion as of December 31, 2014. This increase was primarily due to a $2.21 billion or 12% increase in core deposits, mainly due to increases in interest-bearing checking, money market, and non-interest bearing demand accounts. In addition, time deposits increased $541.0 million or 9% largely due to the growth in our public deposit relationships.

Repurchase agreements decreased $645.0 million or 81% to $150.0 million as of September 30, 2015, compared to $795.0 million as of December 31, 2014, due to the extinguishment of $545.0 million of repurchase agreements during the nine months ended September 30, 2015 and the addition of $100.0 million of resale agreements that were eligible for netting against existing repurchase agreements.

Resale Agreements

The Company holds resale agreements with terms that range between three months and 15 years. Total net resale agreements increased $175.0 million or 14% from $1.23 billion as of December 31, 2014 to $1.40 billion as of September 30, 2015. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45. Refer to Note 6 — Resale and Repurchase Agreements to the Consolidated Financial Statements included in this report for further details.

Resale and repurchase agreements are fully-collateralized to protect against unfavorable market price movements. The Company monitors the fair market value of the underlying securities that collateralized the related receivable on resale agreements, including accrued interest. In the event that the fair market value of the securities decreases below the carrying amount of the related resale agreement, the counterparty is required to deliver an equivalent value of additional securities. The counterparties to these agreements are nationally recognized investment banking firms that meet credit eligibility criteria and with whom a master repurchase agreement has been duly executed.

Available-for-Sale Investment Securities

Income from investing in securities provides a significant portion of the Company’s total income. The Company aims to maintain an investment portfolio with an appropriate mix of fixed-rate and adjustable-rate securities with relatively short durations to minimize overall interest rate and liquidity risks. The Company’s available-for-sale investment securities portfolio consists of U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored enterprise debt securities, U.S. government sponsored enterprise and other mortgage-backed securities, municipal securities, residential mortgage-backed securities, corporate debt securities, and other securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, a component of stockholders’ equity.

Total available-for-sale securities increased $325.7 million or 12% to $2.95 billion as of September 30, 2015, from $2.63 billion as of December 31, 2014. The investment portfolio had net unrealized gains of $15.0 million and $7.3 million as of September 30, 2015 and December 31, 2014, respectively. The net unrealized gains on available-for-sale securities were primarily attributed to changes in the yield curve. As of September 30, 2015 and December 31, 2014, available-for-sale investment securities with par value of $974.7 million and $1.93 billion, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank discount window, and for other purposes required or permitted by law.

Total repayments/maturities and proceeds from sales of available-for-sale investment securities amounted to $161.9 million and $855.4 million, respectively, during the three months ended September 30, 2015 and $558.7 million and $1.33 billion, respectively, during the nine months ended September 30, 2015. Proceeds from repayments, maturities, sales, and redemptions were applied towards additional available-for-sale investment securities purchases totaling $968.8 million and $2.19 billion, during the three and nine months ended September 30, 2015, respectively. The Company recorded net gains on sales of available-for-sale investment securities totaling $17.0 million and $27.0 million during the three and nine months ended September 30, 2015, respectively.

Total repayments/maturities and proceeds from sales of available-for-sale investment securities amounted to $145.3 million and $43.8 million, respectively during the three months ended September 30, 2014 and $353.0 million and $395.6 million, respectively, during the nine months ended September 30, 2014. Proceeds from repayments, maturities, sales, and redemptions were applied towards purchases of additional available-for-sale investment securities totaling $254.2 million and $504.8 million, during the three and nine months ended September 30, 2014, respectively. The Company recorded net gains on sales of available-for-sale investment securities totaling $2.5 million and $6.6 million during the three and nine months ended September 30, 2014, respectively.

 The Company performs regular impairment analyses on available-for-sale investment securities. If the Company determines that a decline in fair value is other-than-temporary, the credit-related impairment loss is recognized in current earnings. The noncredit-related impairment losses are charged to other comprehensive income which is the portion of the loss attributed to market rates or other factors non-credit related. Other-than-temporary declines in fair value are assessed based on factors including the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security, the probability that the Company will be unable to collect all amounts due, and the Company’s ability and intent to not sell the security before recovery of its amortized cost basis. For securities that are determined to have temporary declines in value, the Company has both the ability and the intent to hold these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis. There were no other-than-temporary credit losses for the three and nine months ended September 30, 2015 and 2014.

The following table presents the weighted average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s available-for-sale investment securities as of September 30, 2015:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale investment securities
U.S. Treasury securities	$110,959	0.47%	$641,646	0.96%	$—	—%	$—	—%	$752,605	0.89%
U.S. government agency and U.S. government sponsored enterprise debt securities	479,496	1.17%	143,311	1.02%	79,037	2.19%	—	—%	701,844	1.25%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	38,830	0.70%	101,419	1.98%	133,101	2.16%	273,350	1.88%
Residential mortgage-backed securities	—	—%	3,280	1.86%	18,776	1.80%	732,842	1.75%	754,898	1.75%
Municipal securities	900	3.15%	137,600	2.41%	60,709	2.49%	7,616	3.94%	206,825	2.49%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	66,537	3.18%	66,537	3.18%
Corporate debt securities:
Investment grade	26,209	1.12%	35,764	2.22%	79,153	1.62%	—	—%	141,126	1.68%
Non-investment grade	10,524	0.94%	—	—%	—	—%	—	—%	10,524	0.94%
Other securities	44,568	2.44%	—	—%	—	—%	—	—%	44,568	2.44%
Total available-for-sale investment securities	$672,656		$1,000,431		$339,094		$940,096		$2,952,277

For complete discussion and disclosure see Note 7 — Available-for-Sale Investment Securities to the Consolidated Financial Statements.

Total Loan Portfolio

The Company offers a broad range of products designed to meet the credit needs of its borrowers.  The Company’s lending activities consist of single-family residential loans, multifamily residential loans, income producing CRE loans including land loans and construction loans, commercial business loans, trade finance and consumer loans.

CRE Loans. The CRE loan portfolio includes income producing real estate loans, construction loans and land loans. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Approximately 74% of the CRE loans are secured by real estate in California. Since a significant portion of the real estate loans are secured by properties located in California, changes in the California economy and in real estate values could have a significant impact on the collectability of the loans and on the level of allowance for loan losses required.

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

Consumer Loans. The consumer loans segment includes home equity lines of credit (“HELOCs”), auto loans, and insurance premium financing loans. The Company’s ARM HELOCs are secured by one-to-four unit residential properties located in its primary lending areas. The program is a low documentation program that requires low loan to value ratios, typically 50% or less. These loans have historically experienced low delinquency and default rates.

Net loans, including loans held for sale, increased $1.22 billion or 6%, to $22.73 billion as of September 30, 2015, compared to $21.51 billion as of December 31, 2014. The increase was primarily driven by increases of $890.5 million in CRE loans, $301.0 million in consumer loans and $542.0 million in C&I loans, partially offset by a $508.3 million decline in residential loans that was mainly triggered by loan sales during the nine months ended September 30, 2015. The Company, from time to time, identifies opportunities to sell certain loans when the pricing is attractive to provide additional noninterest income. The Company sells these loans out of the loans held for sale portfolio.

The following table presents the composition of the Company’s total loan portfolio as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
($ in thousands)	Amount	Percent	Amount	Percent
CRE:
Income producing	$7,088,408	31%	$6,256,059	29%
Construction	436,197	2%	332,287	1%
Land	185,399	1%	231,167	1%
Total CRE	7,710,004	34%	6,819,513	31%
C&I:
Commercial business	7,801,129	34%	7,181,189	33%
Trade finance	818,027	4%	896,012	4%
Total C&I	8,619,156	38%	8,077,201	37%
Residential:
Single-family	3,002,808	13%	3,866,781	18%
Multifamily	1,492,361	7%	1,449,908	7%
Total residential	4,495,169	20%	5,316,689	25%
Consumer	1,834,579	8%	1,513,742	7%
Total loans held-for-investment (1)	$22,658,908	100%	$21,727,145	100%
Unearned fees, premiums, and discounts, net	(13,176)		2,804
Allowance for credit losses	(264,430)		(261,679)
Loans held for sale	349,375		45,950
Total loans, net	$22,730,677		$21,514,220

(1)	Loans net of ASC 310-30 discount.

The Company’s loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as non-PCI loans. Acquired loans for which there was, at the acquisition date, evidence of credit deterioration are referred to as PCI loans.

PCI loans consist of loans acquired from the UCB FDIC assisted acquisition on November 6, 2009, the WFIB FDIC assisted acquisition on June 11, 2010 and, to a lesser extent, a small portion of loans acquired from the MetroCorp acquisition on January 17, 2014. Refer to Note 3 — Business Combination to the Consolidated Financial Statements, included in this report, for further details on the MetroCorp acquisition and Note 8 — Covered Assets and FDIC Indemnification Asset to the Consolidated Financial Statements of the Company’s 2014 Form 10-K for additional details related to the WFIB and UCB acquisitions. PCI loans are recorded net of ASC 310-30 discount and totaled $1.05 billion and $1.32 billion as of September 30, 2015 and December 31, 2014, respectively.

Covered assets consist of loans receivable and OREO that were acquired in the UCB acquisition on November 6, 2009 and in the WFIB acquisition on June 11, 2010 for which the Company entered into shared-loss agreements with the FDIC. Pursuant to the terms of the shared-loss agreements, the FDIC is obligated to reimburse the Company 80% of eligible losses for both UCB and WFIB with respect to covered assets. For the UCB covered assets, the FDIC will reimburse the Company for 95% of eligible losses in excess of $2.05 billion. The Company has a corresponding obligation to reimburse the FDIC for 80% or 95%, as applicable, of eligible recoveries with respect to covered assets. The shared-loss coverage of the UCB and WFIB commercial loans ended after December 31, 2014 and June 30, 2015, respectively. In addition, the Company reached an agreement with the FDIC to early terminate the WFIB shared-loss agreements and made a payment of $7.0 million as consideration for the early termination. The loss recovery provisions of the UCB commercial shared-loss agreement are still in effect through December 31, 2017, while both the shared-loss coverage and loss recovery provisions of the UCB residential shared-loss agreement are in effect through November 30, 2019. Refer to Note 8 — Covered Assets and FDIC Indemnification Assets to the Consolidated Financial Statements of the Company’s 2014 Form 10-K for additional details related to the shared-loss agreements. Of the total $1.05 billion in PCI loans as of September 30, 2015, $212.5 million were covered under shared-loss agreements. Of the total $1.32 billion in PCI loans as of December 31, 2014, $1.23 billion were covered under shared-loss agreements.

The Company is amortizing the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset. Due to continued payoffs and improved credit performance of the covered portfolio, compared to the Company’s original estimates, the expected reimbursement from the FDIC under the shared-loss agreements has decreased and a net payable to the FDIC has been recorded. In prior years, due to the estimated losses from the covered portfolio and the corresponding expected payments from the FDIC, the Company recorded an FDIC indemnification asset. As of September 30, 2015 and 2014, a net payable to the FDIC of $101.5 million and $64.5 million was included in accrued expenses and other liabilities on the Consolidated Balance Sheet.

Loans held in the Company’s overseas offices, including the Hong Kong branch and the subsidiary bank in China, increased $287.6 million or 41% from $695.2 million as of December 31, 2014 to $982.8 million as of September 30, 2015. In total, these foreign loans represent approximately 3% and 2% of total consolidated assets as of September 30, 2015 and December 31, 2014, respectively. These loans are included in the composition of the Company’s total loan portfolio table above.

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

Non-PCI nonperforming assets are comprised of nonaccrual loans and OREO, net. There were no accruing loans past due 90 days or more as of September 30, 2015 and December 31, 2014. The following table presents information regarding non-PCI nonperforming assets and restructured loans as of September 30, 2015 and December 31, 2014:

($ in thousands)	September 30, 2015	December 31, 2014
Nonaccrual loans	$117,519	$100,262
OREO, net	12,251	32,111
Total nonperforming assets	$129,770	$132,373
Performing troubled debt restructuring (“TDR”) loans	$57,944	$68,338
Non-PCI nonperforming assets to total assets	0.42%	0.46%
Non-PCI nonaccrual loans to loans held-for-investment	0.52%	0.46%
Allowance for loan losses to non-PCI nonaccrual loans	225.01%	261.00%

Approximately $63.7 million or 54% of the $117.5 million non-PCI nonaccrual loans consisted of loans which were less than 90 days past due as of September 30, 2015. Comparable figures as of December 31, 2014 were $41.8 million or 42% of the $100.3 million non-PCI nonaccrual loans. Non-PCI nonperforming assets decreased by $2.6 million or 2% from $132.4 million as of December 31, 2014 to $129.8 million as of September 30, 2015. The decrease in nonperforming assets was mainly due the decrease in OREO, net as the result of sales during nine months ended September 30, 2015. Nonaccrual loans increased by $17.3 million or 17% from $100.3 million as of December 31, 2014 to $117.5 million as of September 30, 2015. The overall increase in nonaccrual loans was largely due to three commercial loans where payments are current, but were placed on nonaccrual as of September 30, 2015 due to future cash flow concerns. This increase was partially offset by payoffs and principal paydowns during the nine months ended September 30, 2015.

The Company had $57.9 million and $68.3 million in total performing TDR loans as of September 30, 2015 and December 31, 2014, respectively.  This decrease between periods was primarily due to paydowns of CRE performing TDR loans and the classification of two CRE TDR loans from performing to nonperforming during the nine months ended September 30, 2015. Nonperforming TDR loans were $43.1 million and $20.7 million as of September 30, 2015 and December 31, 2014, respectively, and are included in nonaccrual loans.  Included in the total TDR loans were $1.8 million and $2.9 million of performing A/B notes as of September 30, 2015 and December 31, 2014, respectively.  In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off.  The A/B note is comprised of A note balance only.  A notes are not disclosed as TDRs in years subsequent to the year of restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement.  As of September 30, 2015, total TDR loans were comprised of $52.9 million in C&I loans, $22.4 million in CRE loans, $24.5 million in residential loans, and $1.2 million in consumer loans. As of December 31, 2014, total TDRs were comprised of $36.6 million in CRE loans, $29.5 million in residential loans, $21.7 million in C&I loans and $1.2 million in consumer loans.

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

For collateral dependent loans, a third party appraisal or evaluation is normally obtained to ensure the loan value is charged down to the fair value of the collateral less costs to sell.  Third party appraisals and evaluations are reviewed by the Company’s appraisal department.  Updated appraisal and evaluations are generally obtained within the last 12 months for impaired loans and OREO.  On a quarterly basis, all nonperforming assets are reviewed to assess whether the current carrying value is supported by the collateral or cash flow and to ensure that the current carrying value is appropriate.  In calculating the discount to be applied to an appraisal or evaluation, if necessary, the Company would consider the location of collateral, the property type, and third party comparable sales.  For certain impaired loans, the Company utilizes the discounted cash flow approach and applies a discount rate derived from historical data. If it is determined by management that the current value is not appropriate, adjustments to the carrying value will be calculated and a charge-off may be taken to reduce the loan or the OREO to the appropriate adjusted carrying value.

Impaired loans exclude the homogeneous consumer loan portfolio which is evaluated collectively for impairment.  The Company’s impaired loans predominantly include non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified in a TDR, on both accrual and nonaccrual status.  As of September 30, 2015, the allowance for loan losses included $22.9 million for impaired loans with a total recorded balance of $99.7 million. As of December 31, 2014, the allowance for loan losses included $19.5 million for impaired loans with a total recorded balance of $71.7 million.

The following table presents information regarding non-PCI impaired loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
($ in thousands)	Amount	Percent	Amount	Percent
CRE:
Income producing	$42,083	24%	$51,141	31%
Construction	759	1%	6,913	4%
Land	2,392	1%	8,460	5%
Total CRE impaired loans	45,234	26%	66,514	40%
C&I:
Commercial business	75,011	43%	38,440	23%
Trade finance	11,119	6%	6,705	4%
Total C&I impaired loans	86,130	49%	45,145	27%
Residential:
Single-family	18,108	10%	17,401	11%
Multifamily	24,217	14%	34,413	21%
Total residential impaired loans	42,325	24%	51,814	32%
Consumer	1,246	1%	1,259	1%
Total gross impaired loans	$174,935	100%	$164,732	100%

Allowance for Credit Losses

Allowance for credit losses consists of allowance for loan losses and allowance for unfunded lending commitments. The allowance for credit losses is increased by the provision for credit losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period.

The Company’s methodology to determine the overall adequacy of the allowance is based on a loss migration model as well as qualitative considerations.  Through the loss migration model, the Company analyzes the historical loss rates on pools of loans having similar characteristics over a specified period of time.  Based on this process, the Company assigns loss factors to each loan grade within each pool of loans.  Loss rates derived by the migration model are based predominantly on historical loss trends that may not be indicative of the actual or inherent loss potential.  As such, the Company utilizes qualitative and environmental factors as adjusting mechanisms to supplement the historical results from the migration model.  For further details on the methodology used to determine the allowance for loan losses, see “Allowance for Credit Losses” in Note 9 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements presented elsewhere in this report.

The Company is committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent loss in the loan portfolio. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio.  While the Company believes that the allowance for loan losses is appropriate as of September 30, 2015, future additions to the allowance will be subject to a continuing evaluation of inherent risks in the loan portfolio.

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of September 30, 2015, the Company has established an allowance of $541 thousand on $1.05 billion of PCI loans. As of December 31, 2014, an allowance of $714 thousand was established on $1.32 billion of PCI loans. The allowance balances for both periods were attributed mainly to the PCI CRE loans.

The following table presents the Company’s allocation of the non-PCI and PCI allowance for loan losses by segment and the ratio of each segment to total loans as of the dates indicated:

	September 30, 2015		December 31, 2014
($ in thousands)	Amount	Percent of Total Loans	Amount	Percent of Total Loans
CRE	$77,777	31%	$72,263	28%
C&I	138,929	38%	134,598	37%
Residential	36,812	18%	43,856	22%
Consumer	10,371	8%	10,248	7%
PCI loans	541	5%	714	6%
Total	$264,430	100%	$261,679	100%

The following table presents a summary of the activity in the allowance for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Allowance for loan losses, beginning of period	$261,229	$251,348	$261,679	$249,675
Provision for loan losses	8,434	15,848	9,886	29,737
Gross charge-offs:
CRE	(135)	(1,548)	(1,486)	(3,284)
C&I	(7,187)	(16,027)	(16,619)	(28,971)
Residential	(35)	(8)	(782)	(352)
Consumer	(123)	(134)	(586)	(217)
Total gross charge-offs	(7,480)	(17,717)	(19,473)	(32,824)
Gross recoveries:
CRE	83	259	1,261	1,636
C&I	933	3,342	7,067	4,649
Residential	1,158	95	3,606	295
Consumer	73	3	404	10
Total gross recoveries	2,247	3,699	12,338	6,590
Net charge-offs	(5,233)	(14,018)	(7,135)	(26,234)
Allowance for loan losses, end of period	264,430	253,178	264,430	253,178

Allowance for unfunded lending commitments, beginning of period	19,741	12,326	12,712	11,282
(Reversal of) provision for unfunded lending commitments	(698)	(623)	6,331	421
Charge-offs	—	145	—	145
Allowance for unfunded lending commitments, end of period	19,043	11,558	19,043	11,558
Allowance for credit losses	$283,473	$264,736	$283,473	$264,736

Average loans held-for-investment	$22,280,349	$20,414,754	$21,886,673	$19,710,730
Loans held-for-investment	$22,658,908	$20,991,865	$22,658,908	$20,991,865
Annualized net charge-offs to average loans held-for-investment	0.09%	0.27%	0.04%	0.18%
Allowance for loan losses to loans held-for-investment	1.17%	1.21%	1.17%	1.21%
Allowance for credit losses to loans held-for-investment	1.25%	1.26%	1.25%	1.26%

As of September 30, 2015, the allowance for loan losses amounted to $264.4 million or 1.17% of total loans held-for investment, compared with $261.7 million or 1.20% of total loans held-for-investment as of December 31, 2014 and $253.2 million or 1.21% of total loans held-for-investment as of September 30, 2014. Provision for loan losses decreased by $7.4 million or 47% from $15.8 million for the three months ended September 30, 2014 to $8.4 million for the three months ended September 30, 2015. Provision for loan losses decreased by $19.9 million or 67% from $29.7 million for the nine months ended September 30, 2014 to $9.9 million for the nine months ended September 30, 2015. The decrease for both the three and nine months ended September 30, 2015, compared to the same periods in 2014, was mainly due to a reduction in the historical loss rates related to the pool of loans that are collectively evaluated for impairment, partially offset by a growth in the loan portfolio.

During the three months ended September 30, 2015, the Company recorded $5.2 million in net recoveries representing 0.09% of average total loans held-for-investment during the quarter, on an annualized basis.  In comparison, the Company recorded net charge-offs totaling $14.0 million, representing 0.27% of average total loans held-for-investment, on an annualized basis, for the same period in 2014. During the nine months ended September 30, 2015, the Company recorded $7.1 million in net charge-offs representing 0.04% of average total loans held-for-investment, on an annualized basis.  In comparison, the Company recorded net charge-offs totaling $26.2 million, representing 0.18% of average total loans held-for-investment, on an annualized basis, for the same period in 2014.

The allowance for unfunded lending commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and amounted to $19.0 million as of September 30, 2015, compared to $12.7 million as of December 31, 2014. Net adjustments to the allowance for unfunded lending commitments are included in the provision for credit losses.

Deposits

The Company offers a wide variety of deposit account products to both consumer and commercial customers. As of September 30, 2015, total deposits grew to a record $26.76 billion, an increase of $2.75 billion or 11% from $24.01 billion as of December 31, 2014. Core deposits totaled $20.11 billion as of September 30, 2015, an increase of $2.21 billion or 12% from $17.90 billion as of December 31, 2014. Core deposits grew largely due to increases of $495.5 million or 19% in interest-bearing checking accounts, $487.3 million or 8% in money market accounts, and $993.2 million or 13% in noninterest-bearing demand accounts. All deposit categories grew during the nine months ended September 30, 2015, including time deposits which increased $541.0 million or 9% from $6.11 billion as of December 31, 2014 to $6.65 billion as of September 30, 2015.

As of September 30, 2015, time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) program decreased $2.8 million or 2% to $177.1 million, compared to $180.0 million as of December 31, 2014. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program.  Additionally, the Company partners with other financial institutions to offer a retail sweep product for non-time deposit accounts that provides added deposit insurance coverage for deposits in excess of FDIC-insured limits.  Deposits gathered through these programs are considered brokered deposits under regulatory reporting guidelines.

Public deposits increased $1.17 billion or 68% to $2.89 billion as of September 30, 2015, from $1.72 billion as of December 31, 2014. A majority of the public deposits as of September 30, 2015 and December 31, 2014 are with agencies located in California, Illinois, and Texas.

The following table presents the composition of the deposit portfolio as of the dates indicated:

($ in thousands)	September 30, 2015	December 31, 2014
Core deposits:
Noninterest-bearing demand	$8,374,192	$7,381,030
Interest-bearing checking	3,041,085	2,545,618
Money market	6,805,460	6,318,120
Savings	1,884,535	1,651,267
Total core deposits	20,105,272	17,896,035
Time deposits	6,653,778	6,112,739
Total deposits	$26,759,050	$24,008,774

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, FHLB advances and repurchase agreements.

In June 2015, the Company’s subsidiary bank in China entered into a short-term borrowing totaling $3.3 million that will mature in October 2015. As of September 30, 2015, the short-term borrowing balance was $3.1 million and accrues interest at the rate of 3.6%. FHLB advances increased $1.7 million or 1% from $317.2 million as of December 31, 2014 to $318.9 million as of September 30, 2015. The year-to-date change of FHLB advances was primarily due to the accretion of the discount associated with these advances. As of September 30, 2015, FHLB advances bear interest rates ranging from 0.45% to 0.70% with remaining maturities between 3.4 years to 7.1 years.

Repurchase agreements decreased $645.0 million or 81% from $795.0 million as of December 31, 2014 to $150.0 million as of September 30, 2015. The decrease was due to the extinguishment of $545.0 million of repurchase agreements that resulted in $21.8 million in extinguishment expenses during the nine months ended September 30, 2015 and an additional $100.0 million of resale agreements that were eligible for netting against existing repurchase agreements as of September 30, 2015, compared to December 31, 2014. Refer to Note 6 — Resale and Repurchase Agreements to the Consolidated Financial Statements included in this report, for additional details. Repurchase agreements outstanding as of September 30, 2015 had interest rates ranging from 2.53% to 2.57% and terms between 8.5 years and 16 years with counterparties having the right to a quarterly call. The remaining maturities of the repurchase agreements range between seven years and eight years. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold.  The collateral for these agreements were primarily comprised of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt consisting of junior subordinated debt and a term loan decreased $14.8 million or 7% from $225.8 million as of December 31, 2014 to $211.0 million as of September 30, 2015. The decrease was primarily due to payments totaling $15.0 million on the term loan.

The junior subordinated debt totaled $146.0 million as of September 30, 2015, compared to $145.8 million as of December 31, 2014. In the aggregate, the junior subordinated debt outstanding had a weighted average interest rate of 1.88% and 1.86% for the three and nine months ended September 30, 2015, respectively, and remaining terms of 19 years to 22 years as of September 30, 2015. Although trust preferred securities still qualify in September 30, 2015 as Tier I and Tier II capital for regulatory purposes (at adjusted percentages of 25% and 75% respectively), they will be limited to Tier II capital beginning in 2016 per the relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month London Interbank Offering Rate plus 150 basis points and the average interest rate on the term loan was 1.83% and 1.82% for the three and nine months ended September 30, 2015, respectively. The outstanding balance of the term loan was $65.0 million and $80.0 million as of September 30, 2015 and December 31, 2014, respectively.

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

Off-Balance Sheet Arrangements

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of our lending activities. The following table summarizes the Company’s commitments as of September 30, 2015:

($ in thousands)	Commitments Outstanding
Loan commitments	$3,130,128
Commercial letters of credit and SBLCs	$1,250,339

For more information on loan commitments, commercial letters of credit and SBLCs and guarantees, see Note 12 — Commitments and Contingencies to the Consolidated Financial Statements.

Capital Resources

The Company maintains an adequate capital base to support anticipated asset growth, operating needs and credit risks to ensure that East West and the Bank are in compliance with all regulatory capital guidelines. The Company engages in regular capital planning processes to optimize the use of available capital and to appropriately plan for future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. In addition, the Company conducts capital stress tests as part of its annual capital planning process. The stress tests enable the Company to assess the impact of adverse changes in the economy and interest rates on our capital base.

The Company’s primary source of capital is the retention of its operating earnings. During the nine months ended September 30, 2015, retained earnings increased $205.8 million or 13% from $1.60 billion as of December 31, 2014 to $1.81 billion as of September 30, 2015. This increase is primarily due to $292.9 million of net income reduced by $87.1 million of common stock dividends. Total stockholders’ equity increased $215.0 million or 8% from $2.86 billion as of December 31, 2014 to $3.07 billion as of September 30, 2015. This increase is primarily due to the $205.8 million increase in retained earnings as discussed earlier and a $14.9 million increase in restricted stock unit activities, partially offset by the $5.9 million repurchase of 144,738 treasury shares. The repurchase of treasury shares represented shares withheld from employees’ vested restricted stock for income tax withholdings.

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

In 2013, the Federal Reserve Board, FDIC and Office of the Comptroller of the Currency issued the final Basel III capital rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the previous U.S. risk-based capital rules. The Basel III capital rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in between 2015 to 2019 for some of the Tier 1 and 2 capital components).

The Basel III capital rules: (i) introduced a new capital measure called CET1 and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, which are instruments treated as Tier 1 instruments under the prior capital rules that meet certain revised requirements; (iii) mandated that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital, compared to existing regulations. The Basel III capital rules also prescribed a new standardized approach for risk weightings that expanded the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories.

Based on the Company’s and the Bank’s current interpretation of the Basel III capital rules, we believe that the Bank would meet all capital requirements under the Basel III capital rules on a fully phased-in basis as if such requirements were effective as of September 30, 2015.

Capital Ratios

The Company is committed to maintaining capital at a level sufficient to assure the Company’s shareholders, customers and regulators that the Company and the Bank are financially sound. The following tables present East West’s and East West Bank’s capital ratios as of September 30, 2015 and December 31, 2014 under Basel III and Basel I Capital Rules, respectively, with those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

	Basel III Capital Rules
September 30, 2015	East West	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
CET1 risk-based capital	10.8%	11.1%	4.50%	6.50%
Tier 1 risk-based capital	10.9%	11.1%	6.00%	8.00%
Total risk-based capital	12.6%	12.2%	8.00%	10.00%
Tier 1 leverage capital	8.7%	8.8%	4.00%	5.00%

	Basel I Capital Rules
December 31, 2014	East West	East West Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
CET1 risk-based capital	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	11.0%	10.6%	4.00%	6.00%
Total risk-based capital	12.6%	11.8%	8.00%	10.00%
Tier 1 leverage capital	8.4%	8.2%	4.00%	5.00%

The changes from the Basel III rules as discussed above, along with the growth in the Company’s balance sheet contributed to the $2.05 billion or 9% increase in risk weighted assets from $21.93 billion as of December 31, 2014 to $23.98 billion as of September 30, 2015. With the expiration of the UCB commercial loans’ shared-loss coverage and termination of the WFIB commercial and residential shared-loss agreements, the risk weighting for the majority of the UCB and WFIB acquired loans have increased from 20% to 100%. As of September 30, 2015, the Company’s CET1 capital, Tier 1 risk-based capital, total risk-based capital ratios and Tier 1 leverage capital ratios were 10.8%, 10.9%, 12.6% and 8.7%, respectively, well above the well capitalized requirements of 6.5%, 8.0%, 10.0% and 5.0%, respectively.

Regulatory Matters

The Bank entered into a written agreement with the Federal Reserve Bank of San Francisco (“FRB”) on November 9, 2015 relating to certain deficiencies identified in its Bank Secrecy Act and Office of Foreign Assets Control compliance program.  The Bank is required to submit to the FRB a revised compliance program and to, among other things, retain an independent firm to conduct a historical review of certain higher risk customers and transactions.

Asset Liability and Market Risk Management

Liquidity

Liquidity refers to the Company’s ability to meet its contractual and contingent financial obligations, on or off balance sheet, as they become due. Our primary liquidity management objective is to provide sufficient funding for our businesses throughout market cycles, and be able to manage both expected and unexpected cash flows without adversely impacting the financial health of the Company. To achieve this objective, we analyze our liquidity risk, maintain readily available liquid assets and access diverse funding sources including our stable core deposit base. The Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of our liquidity position. The ALCO regularly monitors our liquidity status and related management process, and provides regular reports to the Board of Directors.

The Company maintains liquidity in the form of cash and cash equivalents, short-term investments and available-for-sale investment securities. These assets totaled $5.09 billion and $4.01 billion as of September 30, 2015 and December 31, 2014, respectively, and represented 16% and 14% of total assets as of September 30, 2015 and December 31, 2014, respectively. Traditional forms of funding such as deposits and borrowings augment these liquid assets. Total deposits amounted to $26.76 billion as of September 30, 2015, compared to $24.01 billion as of December 31, 2014, of which core deposits comprised 75% of total deposits as of both September 30, 2015 and December 31, 2014. In addition, the Company maintains available borrowing capacity under secured borrowing lines with the Federal Home Loan Bank of San Francisco (“FHLB”) and the FRB. The Company’s available borrowing capacity with the FHLB and FRB was $4.92 billion and $3.06 billion, respectively, as of September 30, 2015. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $683.0 million with correspondent banks for purchase of overnight funds.

During the nine months ended September 30, 2015, the Company generated net operating cash inflows of $421.6 million, compared to net operating cash inflows of $243.2 million for the same period in 2014. Net income for the nine months ended September 30, 2015 increased by $42.5 million or 17%, compared to the same period in 2014, while net cash from operating activities increased $178.3 million. The improvement in operating cash inflows for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to larger net income and a net decrease in other assets, primarily due to a decrease in accrued taxes receivable.

Net cash used in investing activities totaled $1.68 billion and $1.97 billion during the nine months ended September 30, 2015 and 2014, respectively. Cash outflows from investing activities for the nine months ended September 30, 2015 were primarily related to net increases in loans receivable, available-for-sale investment securities and resale agreements. Cash outflows from investment activities for the nine months ended September 30, 2014 were primarily related to net increases in loans receivable and resale agreements, partially offset by net decrease in available-for-sale investment securities.

Net cash inflows from financing activities amounted to $2.10 billion and $1.95 billion during the nine months ended September 30, 2015 and 2014, respectively. The net cash inflows from financing activities for the nine months ended September 30, 2015 mainly stemmed from a $2.77 billion increase in deposits, partially offset by extinguishment of repurchase agreements amounting to $566.8 million and cash dividend payments of $86.9 million. The net cash inflows from financing activities for the nine months ended September 30, 2014 was mainly due to a $2.08 billion increase in deposits, partially offset by $77.8 million of cash dividends paid during the nine months ended September 30, 2014.

The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs. As of September 30, 2015, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of September 30, 2015, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

The liquidity of the Company has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. The Bank did not pay dividends to the Company during the nine months ended September 30, 2015. In comparison, for the nine months ended September 30, 2014, the Bank paid $111.6 million of dividends to the Company. In October 2015, the Company’s Board of Directors declared a quarterly dividend of $0.20 per share on the Company’s common stock payable on November 16, 2015 to shareholders of record on November 2, 2015.

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans, and is the primary market risk for the Company. Economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest the Company earns on assets and pays on liabilities, and the level of the noninterest bearing funding sources. In addition, changes in interest rate can influence the rate of principal prepayments on loans and speed of deposit withdrawals. Due to the pricing term mismatches and embedded options inherent in certain of these products, changes in market interest rate not only affect expected near-term earnings, but also the economic value of these assets and liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company’s interest rate risk and no separate quantitative information concerning these risks is presented herein.

With oversight by the Company’s Board of directors, the ALCO coordinates the overall management of the Company’s interest rate risk. The ALCO meets regularly and is responsible for reviewing the Company’s open market positions and establishing policies to monitor and limit exposure to market risk. Management of interest rate risk is carried out primarily through strategies involving the Company’s securities portfolio, loan portfolio, available funding channels and capital market activities. In addition, the Company’s policies permit the use of off-balance sheet derivative instruments to assist in managing interest rate risk.

The interest rate risk exposure is measured and monitored through various risk management tools which include a simulation model that performs interest rate sensitivity analysis under multiple scenarios. The model includes the Company’s loan, deposit, investment and borrowing portfolio, including the repurchase agreements and resale agreements. The financial instruments from the Company’s domestic and foreign operations, forecasted noninterest income and noninterest expense items are also incorporated in the simulation. The interest rate scenarios simulated include an instantaneous parallel shift and non-parallel shift in the yield curve. In addition, the Company also performs various simulations using alternative interest rate scenarios. The alternative interest rate scenarios include yield curve flattening, yield curve steepening, and yield curve inverting. In order to apply the assumed interest rate environment, adjustments are made to reflect the shift in the U.S. Treasury and other appropriate yield curves. The Company incorporates both a static balance sheet and a forward growth balance sheet in order to perform these evaluations. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

The simulation model is based on the actual maturity and re-pricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. The modeled results are highly sensitive to the deposit decay assumptions used for deposits that do not have specific maturities. The Company uses historical regression analysis of the Company’s internal deposit data as a guide to set these deposit decay assumptions. In addition, the model is also highly sensitive to certain assumptions on correlation rates of interest rates for these non-maturity deposits wherein the rates paid to customers change at a different pace when compared to changes in benchmark interest rates, commonly referred to as deposit beta assumptions. These deposit beta assumptions are based on the Company’s historical experience. The model is also sensitive to the loan and investment prepayment assumption. This assumption, which relates to anticipated prepayments under different interest rate environments, is based on an independent model as well as the Company’s historical prepayment experiences.

Existing investments, loans, deposits and borrowings are assumed to roll into new instruments at a similar spread relative to benchmark interest rates and internal pricing guidelines. The assumptions applied in the model are documented and supported for reasonableness. Changes to key model assumptions are reviewed by the ALCO. Due to the sensitivity of the model results to some of the assumptions noted above, the Company performs periodic testing to assess the impact of those assumptions as well as to make appropriate calibrations to the assumptions when necessary. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change. The simulation results are highly dependent on these assumptions. To the extent actual behavior is different from the assumptions in the models, there could be a change in interest rate sensitivity.

The following table presents the Company’s net interest income (“NII”) and economic value of equity (“EVE”) sensitivity exposure at September 30, 2015 and December 31, 2014 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

	Net Interest Income Volatility (1)		Economic Value of Equity Volatility (2)
Change in Interest Rates (Basis Points)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
+200	18.7%	15.5%	11.0%	9.5%
+100	9.6%	7.6%	5.3%	4.8%
-100	(1.7)%	(1.1)%	(2.6)%	(2.0)%
-200	(1.8)%	(1.4)%	(4.8)%	(3.4)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

Twelve-Month Net Interest Income Simulation

The Company’s estimated twelve-month NII sensitivity increased at September 30, 2015, compared to December 31, 2014, for both upward interest rate scenarios. In a simulated downward rate scenario, sensitivity increased slightly at September 30, 2015, compared to December 31, 2014, but remained relatively flat overall for both downward interest rate scenarios, mainly due to rates being at or near the floor rate in the current rate environment. The net interest income simulation results indicate that at both September 30, 2015 and December 31, 2014, the Company was asset sensitive over the twelve-month forecast horizon in a rising rate environment. This was primarily due to approximately 75% of the Company’s customer deposit portfolio being comprised of less rate-sensitive core deposits and approximately 86% of the Company’s loan portfolio being comprised of loans with maturity or repricing term of less than one year. The increase in asset sensitivity between September 30, 2015 and December 31, 2014 was primarily due to changes in the balance sheet mix, offset by certain prepayments of some of the Company’s long term borrowing positions, and a change in the assumptions with regards to re-pricing of money market deposits in a rising rate environment which the Company included in the first quarter of 2015.

Under most rising interest rate environments, the Company would expect some customers to move balances in demand deposits into higher interest-bearing deposits such as money market, savings, or time deposits. The models are particularly sensitive to the assumption about the rate of such migration. The following table presents the Company’s NII sensitivity at September 30, 2015 for the +100 and +200 interest rate scenarios assuming a $1.00 billion and $2.00 billion demand deposit migration.

	Net Interest Income Volatility
Change in Interest Rates (Basis Points)	$1.00 Billion Migration 12 Months	$2.00 Billion Migration 12 Months
+200	15.6%	12.6%
+100	7.6%	5.7%

Economic Value of Equity at Risk

The Company’s EVE at risk increased at September 30, 2015, compared to December 31, 2014, for both upward interest rate scenarios. In the simulated downward interest rate scenarios, sensitivity increased for both interest rate scenarios. Overall, sensitivity in the downward interest rate scenarios remained relatively flat at (2.6)% and (4.8)% of the base level as of September 30, 2015 in declining rate scenarios of 100 basis points and 200 basis points, respectively. The change in sensitivity between September 30, 2015 and December 31, 2014 was primarily due to general changes in the mix of interest-earning assets and interest-bearing liabilities. Lower interest rates in the quarters also contributed to the decline in economic value of equity risk, as lower interest rates serve to lengthen the life of indeterminate maturity deposits and shorten the life of mortgage-related assets and, together, reduce long-term liability sensitivity.

The Company’s NII and EVE profile at September 30, 2015, as set forth in the NII and EVE tables above, reflect an asset sensitive net interest income position and an asset sensitive economic value of equity position in an upward interest rate scenario. However, in a downward rate environment, the Company tends to see lower net interest income and EVE as projected in the volatility table above. The Company’s asset sensitivity as of September 30, 2015 was primarily attributable to the mix of floating rate versus fixed rate assets within the Company’s portfolio, most of which was funded by less rate-sensitive core deposits. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in the Company’s portfolio, see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability and Market Risk Management” presented elsewhere in this report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2015, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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

There were no unregistered sales of equity securities or repurchase activities during the nine months ended September 30, 2015.

On July 17, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. As of September 30, 2015, the Company did not repurchase any shares under this program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2, furnished with this report:

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

Dated: November 9, 2015

EAST WEST BANCORP, INC.

By:	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and
Chief Financial Officer; Duly Authorized Officer