Form 10-K
period 2015-12-31
EAST WEST BANCORP INC
filed 2016-02-26
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $6,382,812,659 (based on the June 30, 2015 closing price of Common Stock of $44.82 per share).

As of January 31, 2016, 143,917,846 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive proxy statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

EAST WEST BANCORP, INC.
2015 ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements
Certain matters discussed in this Annual Report contain or incorporate statements that East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “we” or “EWBC”) believes are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.
There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such differences, some of which are beyond the Company’s control, include, but are not limited to:

•	the Company’s ability to compete effectively against other financial institutions in its banking markets;

•	changes in the commercial and consumer real estate markets;

•	changes in the Company’s costs of operation, compliance and expansion;

•	changes in the U.S. economy, including inflation, employment levels, rate of growth and general business conditions;

•	changes in government interest rate policies;

•
changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board (“Federal Reserve”) System, the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Securities and Exchange Commission (“SEC”) and the Consumer Financial Protection Bureau (“CFPB”);

•	changes in the economy of and monetary policy in the People’s Republic of China;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies and their impact on critical accounting policies and assumptions;

•	changes in the equity and debt securities markets;

•	future credit quality and performance, including our expectations regarding future credit losses and allowance levels;

•	fluctuations of the Company’s stock price;

•	fluctuations in foreign currency exchange rates;

•	success and timing of the Company’s business strategies;

•	impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations and legal actions;

•	impact of potential federal tax increases and spending cuts;

•	impact of adverse judgments or settlements in litigation;

•	impact of regulatory enforcement actions;

•	changes in the Company’s ability to receive dividends from its subsidiaries;

•	impact of political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•	impact of natural or man-made disasters or calamities or conflicts;

•	continuing consolidation in the financial services industry;

•	the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;

•	impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the Company’s business, business practices and cost of operations;

•	impact of adverse changes to the Company’s credit ratings from the major credit rating agencies;

•
impact of failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third parties with whom the Company does business, including as a result of cyber attacks; and other similar matters;

•	adequacy of the Company’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	the effect of the current low interest rate environment or changes in interest rates on our net interest income and net interest margin;

•	the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; and

•
a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increased funding costs, reduced investor demand for mortgage loans and declines in asset values and/or recognition of other-than-temporary impairment on securities held in the Company’s available-for-sale investment securities portfolio.

For a more detailed discussion of some of the factors that might cause such differences, see Item 1A. Risk Factors presented elsewhere in this report. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 1.  BUSINESS
Organization
East West is a bank holding company incorporated in Delaware on August 26, 1998 and registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank, or the “Bank.” The Bank is the Company’s principal asset. In addition to the Bank, East West has six other subsidiaries established as statutory business trusts (the “Trusts”) as of December 31, 2015 and one subsidiary - East West Insurance Services, Inc. (the “Agency”) that provides business and consumer insurance services. The Trusts were set up for the purpose of issuing junior subordinated debt to third party investors.
East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries which East West may establish or acquire. As a legal entity separate and distinct from its subsidiaries, East West’s principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West’s other sources of funds include proceeds from the issuance of its common stock in connection with stock option and employee stock purchase plans. As of December 31, 2015, the Company had $32.35 billion in total assets, $23.41 billion in total loans (net of allowance), $27.48 billion in total deposits and $3.12 billion in stockholders’ equity.
As of December 31, 2015, the Bank has three wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977. E-W Services, Inc. holds properties used by the Bank in its operations. The second subsidiary, East-West Investments, Inc., primarily acts as a trustee in connection with real estate secured loans. The remaining subsidiary is East West Bank (China) Limited.
On November 6, 2009, the Bank acquired United Commercial Bank (“UCB”), a California state-chartered bank headquartered in San Francisco, California. Under the terms of the UCB Purchase and Assumption Agreement, the Bank acquired certain assets of UCB with a fair value of approximately $9.86 billion and assumed liabilities with a fair value of approximately $9.57 billion. On June 11, 2010, the Bank acquired certain assets and assumed certain liabilities of Washington First International Bank (“WFIB”), a Washington state-chartered bank headquartered in Seattle, Washington. Under the terms of the WFIB Purchase and Assumption Agreement, the Bank acquired certain assets of WFIB with a fair value of approximately $492.6 million and liabilities with a fair value of approximately $481.3 million were assumed. Both of these transactions were FDIC-assisted acquisitions. On January 17, 2014, the Bank completed the acquisition of MetroCorp Bancshares, Inc., (“MetroCorp”) parent of MetroBank, N.A. and Metro United Bank. MetroCorp, headquartered in Houston, Texas, operated 19 branch locations within Texas and California under its two banks. The Bank acquired MetroCorp to further expand its presence, primarily in Texas within the markets of Houston and Dallas, and in California within the San Diego market. Approximately $1.70 billion of assets were acquired and $1.41 billion of liabilities were assumed.
The Bank continues to develop its international banking capabilities. The Bank’s presence includes five full-service branches in Greater China, located in Hong Kong, two in Shanghai including one in the Shanghai Pilot Free Trade Zone, Shantou and Shenzhen. The Bank also has five representative offices in Greater China located in Beijing, Chongqing, Guangzhou, Taipei, and Xiamen. In addition to facilitating traditional letters of credit and trade finance to businesses, these representative offices allow the Bank to assist existing clients, as well as develop new business relationships. Through these offices, the Bank is focused on growing its export-import lending volume by aiding U.S. exporters in identifying and developing new sales opportunities to China-based customers, as well as capturing additional letters of credit business generated from China-based exporters through broader correspondent banking relationships.
The Bank continues to explore opportunities to establish other foreign offices, subsidiaries or strategic investments and partnerships to expand its international banking capabilities and to capitalize on the growing international trade business between the United States and Greater China.

Banking Services
As of December 31, 2015, East West Bank was the fourth largest independent commercial bank headquartered in California based on total assets. East West Bank is the largest bank in the United States that focuses on the financial services needs of individuals and businesses which operate both in the United States and Greater China, as well as having a strong focus on the Chinese American community. Through its network of banking locations in the United States and Greater China, the Bank provides a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits and individual retirement accounts, travelers’ checks, safe deposit boxes, and MasterCard® and Visa® merchant deposit services. The Bank’s lending activities include commercial and residential real estate, construction, trade finance, and commercial business, including accounts receivable, small business administration, inventory and working capital loans. The Bank generally provides commercial business loans to small and medium-sized businesses. The Bank’s commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade and service businesses. In addition, the Bank is focused on providing financing to clients needing a financial bridge that facilitates their business transactions between the United States and Greater China.
The Bank’s three operating segments: Retail Banking, Commercial Banking and Other are based on the Bank’s core strategy. The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment primarily generates commercial and industrial loans, and commercial real estate (“CRE”) loans through the domestic commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia, and through the foreign commercial lending offices located in China and Hong Kong. Furthermore, the Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the treasury operations of the Company and eliminations of intersegment amounts have been aggregated and included in “Other.” For complete discussion and disclosure, please see the information in Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations (“MD&A”) — Operating Segment Results and Note 20 — Business Segments to the Consolidated Financial Statements for additional information.
Market Area and Competition
The banking and financial services industry in California generally, and in the Bank’s market areas specifically, is highly competitive. The increasingly competitive environment is primarily a result of changes in laws and regulations, changes in technology and product delivery systems, as well as continuing consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, other financial services institutions and other companies that offer banking services. Some of these competitors are larger in total assets and capitalization and offer a broader range of financial services than the Bank.
The Bank concentrates on marketing its services in the greater Los Angeles metropolitan area and the greater San Francisco Bay area as Greater China and other Pacific Rim countries continue to grow as California’s top trading partners.  This provides the Bank with an important competitive advantage to its customers participating in the Asia Pacific marketplace. The Bank believes that its customers benefit from the Bank’s understanding of Asian markets through its physical presence in Greater China, the Bank’s corporate and organizational ties throughout Asia, as well as the Bank’s international banking products and services. The Bank believes that this approach, combined with the extensive ties of the Bank’s management and Board of Directors (the “ Board”) to growing Asian business opportunities, as well as the Chinese-American communities, provides the Bank with an advantage in competing for customers in the Bank’s market area.

Supervision and Regulation
General
East West and the Bank are extensively regulated under both federal and state laws. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”) administered by the FDIC and not for the protection of our stockholders. As a bank holding company, East West is subject to primary inspection, supervision, regulation and examination by the Board of Governors of the Federal Reserve under the BHCA. The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve, as well as the California Department of Business Oversight (“DBO”) - Division of Financial Institutions. The Company is also subject to regulation by certain foreign regulatory agencies where we conduct business.
The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act as administered by the SEC. Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “EWBC” and is subject to NASDAQ rules for listed companies. The Company is also subject to the accounting oversight and corporate governance of the Sarbanes-Oxley Act of 2002.
Described below are material elements of selected laws and regulations applicable to East West and the Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. A change in applicable statutes, regulations or regulatory policy may have a material effect on the Company’s business.
East West

East West is subject to regulation and examination by the Federal Reserve under the BHCA and its authority to, among other things:

•	require periodic reports and such additional information as the Federal Reserve may require;

•
require the Company to maintain certain levels of capital and, under the Dodd-Frank Act, limit the ability of bank holding companies to pay dividends or bonuses unless their capital levels exceed the capital conservation buffer (please see Item 1. Business — Supervision and Regulation — Capital Requirements);

•
require bank holding companies to serve as a source of financial and managerial strength to subsidiary banks and commit resources, as necessary, to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or both;

•	restrict the receipt and the payment of dividends;

•
terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes that the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•
regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem the Company’s securities in certain situations;

•
require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination;

•
approve acquisitions and mergers with banks and consider certain competitive, management, financial and other factors in granting these approvals. DBO approvals may also be required for certain mergers and acquisitions.

As a bank holding company within the meaning of the California Financial Code, East West is subject to examination by, and may be required to file reports with the DBO.

The Bank and its subsidiaries

East West Bank is a California state-chartered bank, a member and stockholder of the Federal Reserve and a member of the FDIC. The Bank is subject to primary supervision, periodic examination, and regulation by the CFPB, DBO, and the Federal Reserve, as the Bank’s primary federal regulator. The Federal Reserve and the DBO also regulate the Bank’s foreign operations. These operations are subject to the supervisory authorities of the host countries in which the Bank’s overseas offices reside. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies. California law permits state chartered commercial banks to engage in any activity permissible for national banks, unless such activity is expressly prohibited by state law. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to the Gramm Leach Bliley Act, the Bank may conduct certain “financial” activities in a subsidiary to the same extent permitted for a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act (“CRA”).

Regulation of Subsidiaries/Branches

Foreign-based subsidiaries, including East West Bank China (Limited), are subject to applicable foreign laws and regulations, such as those implemented by the China Banking Regulatory Commission. Nonbank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. The Agency is subject to the licensing and supervisory authority of the California Department of Insurance. The East West Hong Kong branch is subject to applicable foreign laws and regulations, such as those implemented by the Hong Kong Monetary Authority.

Dodd-Frank Act

The Dodd-Frank Act, which was enacted in July 2010, comprehensively reformed the regulation of financial institutions and their products and services. The Dodd-Frank Act also significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. Among other things, the Dodd-Frank Act established the CFPB to be responsible for consumer protection in the financial services industry; provided for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 regulatory capital; required that deposit insurance assessments be calculated based on an insured depository institution’s assets rather than its insured deposits; raised the minimum Designated Reserve Ratio to 1.35%; established a comprehensive regulatory regime for the derivatives activities of financial institutions; established new compensation restrictions and standards regarding the time, manner and form of compensation given to key executives and other personnel receiving incentive compensation; prohibited banking entities, after a transition period, from engaging in certain types of proprietary trading, as well as having investments in, sponsoring, and maintaining certain types of relationships with hedge funds and private equity funds (through provisions commonly referred to as the “Volcker Rule”); placed limitations on the interchange fees charged for debit card transactions; and established new minimum mortgage underwriting standards for residential mortgages.

The Dodd-Frank Act impacts many aspects of the financial industry and will impact larger and smaller financial institutions and community banks differently over time. Many of the key provisions of the Dodd-Frank Act affecting the financial industry are either in effect or are in the proposed rules or implementation stages.

CFPB Supervision

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it responsibility for implementing, examining and enforcing compliance with federal consumer financial laws. Depository institutions with assets exceeding $10 billion (such as the Bank), their affiliates, and certain non-banks in the markets for consumer financial services (as determined by the CFPB) are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. The CFPB is focused on:

•	risks to consumers and compliance with the Federal consumer financial laws, when it evaluates the policies and practices of a financial institution;

•	unfair, deceptive, or abusive acts on practices, which the Dodd-Frank Act empowers the agency to prevent through rulemaking, enforcement and examination;

•	rulemaking to implement various federal consumer statutes such as the Home Mortgage Disclosure Act, Truth in Lending Act, Real Estate Settlement Procedures Act and Electronic Fund Transfer Act;

•	the markets in which firms operate and risks to consumers posed by activities in those markets; and

•	with respect to the indirect auto business, holding lenders accountable for discriminatory dealer markups.

The statutes and regulations that the CFPB enforces mandate certain disclosure and other requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  In addition, the Department of Justice enforces the Servicemembers Civil Relief Act, which provides protection for military servicemembers and their family including a limitation on the ability to retake collateral in the event of default and a statutory interest rate cap for certain debts. Failure to comply with these laws can subject the Bank to various penalties, including, but not limited, to enforcement actions, injunctions, fines or criminal penalties, punitive damages or restitution to consumers, and the loss of certain contractual rights.  The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.
Federal Home Loan Bank (“FHLB”) and Federal Reserve
The Bank is a member of the FHLB of San Francisco. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. The Bank may also access FHLB for both short-term and long-term secured borrowing sources. The Federal Reserve requires all depository institutions to maintain interest-earning reserves at specified levels against their transaction accounts. As of December 31, 2015, the Bank was in compliance with these requirements. As a member bank, the Bank is also required to own capital stock in the Federal Reserve.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to East West. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies have the authority to prohibit or limit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal prompt corrective action (“PCA”) regulations, the Federal Reserve or FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” For more information, please see Capital Requirements below.

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past years and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has stated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are very strong.

Transactions with Affiliates

Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Regulations promulgated by the Federal Reserve limit the types and amounts of these transactions that may take place and generally require those transactions to be on an arm's length basis. In general, these regulations require that “covered transactions” between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, these restrictions, contained in the Federal Reserve’s Regulation W, prevent East West and other affiliates from borrowing from, or entering into other credit transactions with, the Bank or its operating subsidiaries, unless the loans or other credit transactions are secured by specified amounts of collateral. Federal law also limits a bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. The terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. The Dodd-Frank Act treats derivative transactions resulting in credit exposure to an affiliate as covered transactions. It expands the transactions for which collateral is required to be maintained, and for all such transactions, it requires collateral to be maintained at all times. In addition, the Volcker Rule under the Dodd-Frank Act establishes certain prohibitions, restrictions and requirements (known as “Super 23A” and “Super 23B”) on transactions between a covered fund and a banking entity that serves as an investment manager, investment adviser, organizer and offeror, or sponsor with respect to that covered fund, regardless of whether the banking entity has an ownership interest in the fund.

Stress Testing for Banks with Assets of $10 Billion to $50 Billion

The Dodd-Frank Act requires stress testing of bank holding companies and banks that have more than $10 billion but less than $50 billion of consolidated assets (“$10 - $50 billion companies”). Additional stress testing is required for banking organizations having $50 billion or more of assets. $10 - $50 billion companies, including the Company and the Bank, are required to conduct annual company-run stress tests under rules the federal bank regulatory agencies issued in October 2012. Stress tests assess the potential impact of scenarios on the consolidated earnings, balance sheet and capital of a bank holding company or bank over a designated planning horizon of nine quarters, taking into account the organization’s current condition, risks, exposures, strategies, activities and such factors as the regulators may request of a specific organization. Each banking organization’s Board and senior management are required to review and approve the policies and procedures of their stress testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization’s capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks, and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. The final rule requirement for public disclosure of a summary of the stress testing results for the $10 - $50 billion companies has been implemented starting with the 2014 stress test, with the disclosure requirements effective in June 2015.

CRA

Under the CRA as implemented by FDIC regulations, an institution has a continuing and affirmative obligation to help serve the credit needs of its communities, including extending credit to low- and moderate-income neighborhoods. The CRA requires public disclosure of the Bank’s CRA rating. Should the Bank fail to serve the community adequately, potential penalties may include regulatory denials of applications to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

FDIC Deposit Insurance Assessments

The FDIC insures the Bank’s customer deposits through the DIF of the FDIC up to prescribed limits for each depositor. The Bank is subject to deposit insurance assessments as determined by the FDIC. The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more, such as the Bank are responsible for funding the increase. For additional information regarding deposit insurance, see Item 1A. Risk Factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the DBO.
Anti-Money Laundering (“AML”) and Office of Foreign Assets Control (“OFAC”) Regulation

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act (“BSA”) and its implementing regulations and parallel requirements of the federal banking regulators require the Bank to maintain a risk-based AML program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activity. There is an expectation by the Bank’s regulators that there will be an effective governance structure for the program which includes effective oversight by our Board and management. The program must include, at a minimum, a designated compliance officer, written policies, procedures and internal controls, training of appropriate personnel and independent testing of the program, and a customer identification program. The United States Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) and the federal banking agencies continue to issue regulations and guidance with respect to the application and requirements of the BSA and their expectations for effective AML programs. Banking regulators also examine banks for compliance with the economic sanctions regulations administered by the OFAC. Failure of a financial institution to maintain and implement adequate BSA/AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Capital Requirements

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. Prior to January 1, 2015, these guidelines were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In 2013, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards, as well as implementing certain provisions of the Dodd-Frank Act.

The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for some of their components). The Basel III Capital Rules: (i) introduce a new capital measure called Common Equity Tier 1 (“CET1”) and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, which are instruments treated as Tier 1 instruments under the prior capital rules that meet certain revised requirements; (iii) mandate that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital, as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

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

The Basel III Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain this additional capital conservation buffer of 2.5% of CET1, resulting in the following minimum capital ratios:

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights, (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded for the purposes of determining regulatory capital ratios; however, non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures), including the Company and the Bank, may make a one-time permanent election to exclude these items. This election must be made concurrently with the first filing of certain of the Company and the Bank’s periodic regulatory reports in the beginning of 2015. The Company and the Bank have made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale securities portfolio.

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expand the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, depending on the nature of the assets. The new capital rules generally result in higher risk weights for a variety of asset classes, including certain CRE mortgages. Additional aspects of the Basel III Capital Rules that are relevant to the Company and the Bank include:

•
consistent with the Basel I risk-based capital rules, assigning exposures secured by single family residential properties to either a 50% risk weight for first-lien mortgages that meet prudential underwriting standards or a 100% risk weight category for all other mortgages;

•
providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (set at 0% under the Basel I risk based capital rules);

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

•
applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (set at 100% under the Basel I risk-based capital rules).

As of December 31, 2015, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis. For complete discussion and disclosure please see Item 7. MD&A — Regulatory Capital and Ratios and Note 19 — Regulatory Requirements and Matters to the Consolidated Financial Statements for additional information.

With respect to the Bank, the Basel III Capital Rules also revise the PCA regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “PCA.”

PCA

The Federal Deposit Insurance Act, as amended (“FDIA”), requires federal banking agencies to take PCA in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The Basel III Capital Rules, as promulgated by the Federal Reserve, revised the PCA requirements effective January 1, 2015. Under the revised PCA provisions of the FDIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

PCA Category	Total risk-based capital ratio	Tier 1 risk-based capital ratio	CET1 risk-based ratio	Tier 1 leverage ratio
Well capitalized	10%	8%	6.5%	5%
Adequately capitalized	8%	6%	4.5%	4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly undercapitalized	< 6%	< 4%	< 3%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios, if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying PCA regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

Future Legislation and Regulation

Considering the recent conditions in the global financial markets and economy, legislators, presidential candidates and regulators have continued to increase their focus on regulation of the financial services industry. Proposals to further increase regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress, in state legislatures and abroad. In addition, not all regulations authorized or required under the Dodd-Frank Act have been proposed or finalized by federal regulators. Further legislative changes and additional regulations may change our operating environment in substantial and unpredictable ways. Such legislation and regulations could increase the cost of conducting the Company’s business, affect the Company’s compensation structure and restrict or expand the activities in which the Company may engage among other financial institutions. The Company cannot predict whether future legislative proposals will be enacted and, if enacted, the effect from implementing such regulations would have on the Company’s business, results of operations or financial condition. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act but that have not yet been proposed or finalized.

Employees
At December 31, 2015, the Company had approximately 2,833 employees. None of the Company’s employees are subject to any collective bargaining agreements.
Available Information
The Company’s annual reports on Form 10-K, the proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act are available for free at www.eastwestbank.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to SEC. These reports are also available for free on the SEC’s website at http://www.sec.gov. Also, these reports can be found and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, or by calling the SEC at 1-800-SEC-0330.

ITEM 1A.  RISK FACTORS
In the course of conducting the Company’s business, the Company is exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to the Company’s business. The following discussion sets forth what management currently believes could be the most significant factors, of which we are currently aware that could affect our businesses, results of operations and financial condition. Additional factors that could affect our businesses, results of operations and financial condition are discussed in Forward-Looking Statements. Other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect the Company’s businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete discussion of all of the risk and uncertainties the Company may face.
Regulatory, Compliance and Legal Risks
Changes in law, regulation or oversight may adversely affect the Company’s operations. EWBC is subject to extensive regulation under federal and state laws, as well as supervision and examination by the DBO, FDIC, Federal Reserve, SEC, the CFPB, and other regulatory bodies. Congress and federal agencies have significantly increased their focus on the regulation of the financial services industry. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes, many parts of which are now in effect. The Federal Reserve has adopted regulations implementing the Basel III framework on bank capital adequacy, stress testing, and market liquidity risk in the U.S. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Regulation of the financial services industry continues to undergo major changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies could affect EWBC in substantial and unpredictable ways. In addition, such changes could also subject us to additional costs and limit the types of financial services and products we may offer. Failure to comply with laws, regulations or policies could result in civil or criminal sanctions by state and federal agencies, the loss of FDIC insurance, the revocation of our banking charter, civil money penalties and/or reputation damage, which could have a material adverse impact on the Company’s businesses, results of operations and financial condition. The effects of such legislation and regulatory actions on EWBC cannot be reliably determined at this time. See Item 1. Business — Supervision and Regulation for more information about the regulations to which we are subject.
The CFPB is in the process of reshaping the consumer financial laws through rulemaking and enforcement of such laws against unfair, deceptive and abusive acts or practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including the Bank. The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The prohibition on “abusive” acts or practices was created by the Dodd-Frank Act and did not previously exist in federal law. The meaning of the prohibition is being clarified each year by CFPB enforcement actions and opinions from courts and administrative proceedings. Moreover, the Bank will be examined by the CFPB for compliance with the CFPB’s laws and policies. The CFPB has further issued a series of final rules to implement provisions in the Dodd-Frank Act related to mortgage origination and servicing that may increase the cost of originating and servicing residential mortgage loans, which went into effect in January 2014. While it is difficult to quantify the increase in our regulatory compliance burden, we do believe that costs associated with regulatory compliance, including the need to hire additional compliance personnel, may continue to increase.
We face risk of noncompliance and enforcement actions under the BSA and other AML statutes and regulations. The BSA requires banks and other financial institutions to, among other things, develop and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The FinCEN has delegated examination authority for compliance by banks with the BSA to the federal bank regulators, including to the Board of Governors of the Federal Reserve (the “Board of Governors”) for state licensed member banks. Under parallel authority of the bank regulators, the federal bank regulators and certain state regulators have authority to bring enforcement actions related to BSA compliance which may include compliance undertakings, a written agreement, a cease and desist order, and/or civil money penalties. FinCEN may also impose civil money penalties based on BSA violations that are deemed willful, and willful violations also could result in criminal BSA fine or forfeitures. The banking regulators also examine compliance with the rules enforced by the OFAC. Banks are under enhanced scrutiny for both BSA and OFAC compliance. Consequently, if our policies, procedures and internal controls are deemed deficient, we could face money penalties as well as serious reputational consequences that could materially and adversely affect our business, financial condition or operations.

The Bank is subject to supervision pursuant to a written agreement with the Federal Reserve Bank of San Francisco(the “FRB”) and a memorandum of understanding with the DBO, which could result in additional actions taken against the Bank and will increase the Bank’s operating costs and could adversely affect the Bank’s results of operations.

Our good standing with our regulators is of fundamental importance to the continuation and growth of our business given that banks operate in an extensively regulated environment under state and federal law. The Bank is subject to supervision and regulation by regulators, including the FRB and the DBO. Federal and state regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe and unsound practices. The enforcement powers available to federal banking regulators include, among others, the ability to assess civil monetary penalties, to issue cease and desist or removal orders, to require written agreements and to initiate injunctive actions. The Bank entered into a Written Agreement, dated November 9, 2015 with the FRB (the “Written Agreement”), and a related memorandum of understanding (“MOU”) with the DBO, relating to certain deficiencies identified in the Bank’s BSA/AML compliance program, as described in further detail in Item 7. MD&A — Regulatory Matters. If additional compliance issues are identified or if the regulators conclude that the Bank has not satisfactorily complied with the Written Agreement, the DBO or the FRB could take further action with respect to the Bank, and if any such further action were taken, such action could have a material adverse effect on our business, financial condition or operations. The operating and other conditions of the Written Agreement could lead to an increased risk of being subject to additional regulatory actions by the DBO and FRB or other government agencies, as well as additional actions resulting from future regular annual soundness and compliance examinations by federal and state regulators.

We anticipate that we will need to continue to dedicate significant resources to our efforts to comply with the Written Agreement and related MOU, which are expected to increase our operational costs and adversely affect the amount of time our management has to conduct our business. The additional operating costs to comply with, and the restrictions under, the Written Agreement and MOU will adversely affect the Bank’s results of operations.

Increased deposit insurance costs and changes in deposit regulation may adversely affect the Company’s results of operations. The FDIC insures deposit accounts at insured banks and financial institutions, including East West Bank. The FDIC charges the insured financial institutions premiums to maintain the DIF at a certain level. During 2008 and 2009, there were higher levels of bank failures, which dramatically increased resolution costs of the FDIC and depleted the DIF. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. In accordance with the Dodd-Frank Act, the FDIC adopted new rules that redefined how deposit insurance assessments are calculated. The new rate schedule and other revisions to the assessment rules became effective April 1, 2011, and had the effect of reducing the assessment that we would otherwise pay. As the new assessment rules currently stand, we expect the rules will have a continued positive impact on our future FDIC deposit insurance assessment fees compared to the assessment rules in effect prior to the changes. However, the FDIC’s rules could be subject to future changes, especially if there are additional bank or financial institution failures or the government or FDIC develop new regulatory goals with respect to the banking sector. Increases in assessment fees or required prepayments of FDIC insurance premiums may have an adverse effect on our results of operations.

The Company’s interest expense may increase following the repeal of the federal prohibition on payment of interest on demand deposits. The federal prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, financial institutions could commence offering interest on demand deposits to compete for clients. Currently, market interest rates are low. We cannot predict what interest rates other banks may offer as market interest rates increase in the future. The Bank has started offering interest on demand deposits to attract additional customers or to maintain current customers. If market interest rates increase, the Company’s interest expense will increase and net interest margin will decrease which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Changes in accounting standards or inaccurate estimates or assumptions in applying accounting policies could materially impact the Company’s financial statements. From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. In addition, the FASB, SEC, banking regulators and the Company’s independent registered public accounting firm may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report the Company’s financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the Company revising and republishing prior-period financial statements.

Capital and Liquidity Risks
 As a regulated entity, we are subject to capital and liquidity requirements, and a failure to meet these standards could affect our financial condition. The Company and the Bank are subject to certain capital and liquidity guidelines, qualitative judgments by regulators about components, risk weightings and other factors. New regulatory capital and liquidity requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases, and may require us to increase our regulatory capital, or increase regulatory capital ratios or liquidity. The capital requirements applicable to the Company and the Bank under the recently adopted Basel III rules are in the process of being phased-in by the Federal Reserve. We are required to satisfy more stringent capital adequacy and liquidity standards than we have in the past. In addition, we may be required to increase our capital levels, even in the absence of actual adverse economic conditions or forecasts, as a result of stress testing and capital planning based on the hypothetical future adverse economic scenarios. We expect to meet the requirements of the Basel III rules, including the capital conservation buffer, as phased in by the Federal Reserve. Compliance with these capital requirements, including leverage ratios, may limit operations that require intensive use of capital. This could adversely affect our ability to expand or maintain present business levels, which may adversely affect our financial results. Additional information on the regulatory capital requirements applicable to the Company and the Bank is set forth in Item 1. Business — Supervision and Regulation — Capital Requirements.
The Company’s ability to pay dividends.  East West is dependent on the Bank for dividends, distributions and other payments. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from the Bank. The ability of the Bank to pay dividends to East West is limited by Federal and California law. Subject to the Bank meeting or exceeding regulatory capital requirements, the primary approval of the Federal Reserve is required, if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two years. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits. In addition, Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with the Federal Reserve in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for the period.
The Company is subject to liquidity risk, which could negatively affect the Company’s funding levels. Market conditions or other events could negatively affect the level of or cost of funding, which in turn could affect the Company’s ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Although the Company has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on the Company. If the cost effectiveness or the availability of supply in the credit markets is reduced for a prolonged period of time, the Company’s funding needs may require the Company to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans and further managing loan growth and investment opportunities. These alternative means of funding may not be available under stressed conditions.
Market Risks
General economic, political or industry conditions may be less favorable than expected. Our businesses and results of operations are affected by the financial markets and general economic conditions in the U.S. and China, including factors such as the level and volatility of short term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, the sustainability of economic growth in the U.S. and China. The deterioration of any of these conditions could adversely affect our consumer and commercial businesses, our securities and derivatives portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity and our results of operations. Because the Company’s operations and the collateral securing its loan portfolio are concentrated primarily in Northern and Southern California, the Company may be particularly susceptible to the adverse economic conditions in the state of California.

Despite improving labor markets and declines in energy costs, an elevated level of underemployment and household debt and prolonged low interest rates pose challenges for the domestic economic performance and the financial services industry. Home sales continue to show signs of improvement but the improvement in the housing market remains modest in certain areas. Mortgage delinquency and foreclosure rates continue to decline. Any unfavorable changes in the economic and market conditions would lead to the following risks:

•
The process the Company uses to estimate losses inherent in the Company’s credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of the borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of the Company’s estimates which may, in turn, impact the reliability of the process.

•
The Company’s commercial and residential borrowers may be unable to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could result in credit losses, delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on the Company’s operating results.

•	A decrease in the demand for loans and other products and services offered by us.

•	A decrease in deposit balances due to overall reductions in customers’ accounts.

•	The value of the portfolio of available-for-sale investment securities that the Company holds may be adversely affected by defaults by debtors.

•
Future disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

A portion of the Company’s loan portfolio is secured by real estate and thus the Company has a higher degree of risk from a downturn in real estate markets.  As discussed in the “General economic, political or industry conditions may be less favorable than expected” section above, a decline in real estate markets could hurt the Company’s business because many of the Company’s loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature and national disasters, such as earthquakes which are particular to California. A significant portion of the Company’s real estate collateral is located in California. If real estate values decline, the value of real estate collateral securing the Company’s loans could be significantly reduced. The Company’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on defaulted loans. Furthermore, CRE and multifamily loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse effect on the Company’s business.
The Company’s business is subject to interest rate risk and variations in interest rates may negatively affect the Company’s financial performance. Our financial results depend substantially on net interest income, which is the difference between the interest income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Interest-earning assets primarily include loans extended, securities held in our investment portfolio and excess cash held to manage short-term liquidity. We fund our assets using deposits and borrowings. While we offer interest-bearing deposit products, a portion of our deposit balances are from noninterest-bearing products. Overall, the interest rates we receive on our interest-earning assets and pay on our interest-bearing liabilities could be affected by a variety of factors, including market interest rate changes, competition, regulatory requirements and a change in the product mix. Changes in key variable market interest rates such as the Federal Funds, National Prime, the London Interbank Offered Rate (“LIBOR”) or Treasury rates generally impact our interest rate spread. In addition, changes in interest rates could also affect the average life of our loans and mortgage related securities where decreases in interest rates resulting from actions taken by the Federal Reserve has caused an increase in prepayments of loans and mortgage related securities, as borrowers refinance to reduce borrowing costs. In addition, because of the differences in the maturities and repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Overall, interest rates have been at historically low levels for an unprecedented long period of time. Continued low interest rates, possibly compounded by a flat yield curve, may challenge the bank’s interest margin.

We face risks associated with international operations.  A substantial number of our customers have economic and cultural ties to Asia and China. The Bank’s presence includes five full-service branches in Greater China, located in Hong Kong, two in Shanghai including one in the Shanghai Free Trade Zone, Shantou and Shenzhen. The Bank also has five representative offices in Greater China located in Beijing, Chongqing, Guangzhou, Xiamen and Taipei, Taiwan. Our efforts to expand our business in Asia and China carry certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations, risks associated with leveraging and business on an international basis, including among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, trade barriers, difficulties in staffing and managing foreign operations, political and economic risks, financial risks including currency and payment risks. Further, volatility in the Shanghai and Hong Kong stock exchanges and/or a potential dramatic fall in real estate prices in China, among other things, may negatively impact asset values and the profitability and liquidity of the Company’s customers who operate in this region. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations and financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, anti-corruption laws, and other foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our business and results of operations.
The Company is subject to fluctuations in foreign currency exchange rates. The Company’s foreign translation exposure relates to its China subsidiary that has its functional currency denominated in Chinese Renminbi (RMB). In addition, as the Company continues to expand its business in China and Hong Kong, certain transactions are conducted in currencies other than the U.S. Dollar (“USD”). Although the Company has entered into derivative instruments to offset the impact the foreign exchange fluctuations, given the volatility of exchange rates, there is no assurance that the Company will be able to effectively manage foreign currency translation risk. Fluctuations in foreign currency exchange rates could have a material adverse effect on the Company’s results of operations and financial condition.
Credit Risks
The Company’s allowance for credit losses level may not be adequate to cover actual losses.  In accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), we maintain an allowance for loan losses to provide for loan defaults and non-performance, and an allowance for unfunded credit reserves, which, when combined, are referred to as the allowance for credit losses. Our allowance for loan losses is based on our evaluation of risks associated with our loan held for investment portfolio, including historical loss experience, expected loss calculations, delinquencies, performing status, the size and composition of the loan portfolio, economic conditions, and concentrations within the portfolio. The allowance estimation process requires subjective and complex judgments, including analysis of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. Current economic conditions in the U.S. and in international markets could deteriorate, which could result in, among other things, greater than expected deterioration in credit quality of our loan portfolio or in the value of collateral securing these loans. Our allowance for loan losses may not be adequate to cover probable loan losses, and future provisions for loan losses could materially and adversely affect our financial condition and results of operations. Additionally, in order to maximize the collection of loan balances, we sometimes modify loan terms when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. If such modifications ultimately are less effective at mitigating loan losses than we expect, we may incur losses in excess of the specific amount of allowance for loan losses associated with a modified loan, and this would result in additional provision for loan losses. In addition, we establish a reserve for losses associated with our unfunded credit reserves. The level of the allowance for unfunded credit reserves is determined by following a methodology similar to that used to establish our allowance for loan losses in our loan held for investment portfolio. There can be no assurance that our allowance for unfunded credit reserves will be adequate to provide for the actual losses associated with our unfunded credit commitments. An increase in the allowance for unfunded credit reserves in any period may result in a charge to earnings.
In 2012, the FASB issued for public comment a proposed Accounting Standard Update, Financial Instruments Credit Losses (Subtopic 825-15), that would substantially change the accounting for credit losses under U.S. GAAP. Under U.S. GAAP's current standards, credit losses are not reflected in the financial statements until it is probable that the credit loss has been incurred. Under the Credit Loss Proposal, an entity would reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. The Credit Loss Proposal, if adopted as proposed, may have a negative impact on our reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital, since it would accelerate the recognition of estimated credit losses.

We may be subject to increased credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. Our credit risk and credit losses can increase if our loans are concentrated in borrowers engaged in the same or similar economic conditions in those markets or elsewhere, which could result in materially higher credit losses. A deterioration in economic conditions, housing conditions, or real estate values in the markets in which we operate could result in materially higher credit losses. The Bank has a concentration of real estate loans in California. Potential deterioration in the real estate market could result in additional loan charge-offs and provision for loan losses, which could have a material adverse effect on the Company’s financial condition, results of operations and capital.

Operational Risks
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, cash flows, liquidity and financial condition, as well as cause reputational harm. The potential for operational risk exposure exists throughout our organization and from our interactions with third parties. Our operational and security systems, infrastructure, including our computer systems, network infrastructure, data management and internal processes, as well as those of third parties, are integral to our performance. In addition, we rely on our employees and third parties in our ongoing operations, who may, as a result of human error or malfeasance or failure or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to the third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or may become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process these transactions or provide certain services. There could be electrical, telecommunications or other major physical infrastructure outages, natural disasters such as earthquakes, tornadoes, hurricanes and floods, disease pandemics, and events arising from local or larger scale political or social matters, including terrorist acts. We continuously update these systems to support our operations and growth and this entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, cash flows, liquidity and financial condition, loss of confidence, significant litigation exposure and harm to our reputation.

A cyber attack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our business, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, cash flows, liquidity and financial condition, as well as cause reputational harm. The Company offers various Internet-based services to its clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain the clients’ confidence in the Company’s online services. In addition, our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software and networks. Although the Company has developed systems and processes that are designed to prevent security breaches and periodically test the Company’s security, failure to mitigate breaches of security could adversely affect the Company’s ability to offer and grow the online services, result in violations of applicable privacy and other laws, costly litigation and loss of customer relationships and could have an adverse effect on the Company’s business.

Failure to keep pace with technological change could adversely affect the Company’s business. The Company may face risks associated with the ability to utilize information technology systems to support our operations effectively. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’ competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations. In addition, if we do not implement systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs efficiently. Any failure of such could adversely affect our operations, financial condition, and results of operations or reputation.

Natural disasters and geopolitical events beyond the Company’s control could adversely affect the Company.  Natural disasters such as earthquakes, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature and geopolitical events involving terrorism or military conflict could adversely affect the Company’s business operations and those of the Company’s customers and cause substantial damage and loss to real and personal property. These natural disasters and geopolitical events could impair the borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of the nonperforming loans and a higher level of nonperforming assets (including real estate owned), net charge-offs, and provision for loan losses, which could adversely affect the Company’s earnings.

The actions and soundness of other financial institutions could affect the Company.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks and investment banks. Defaults by financial services institutions and uncertainty in the financial services industry in general could lead to market wide liquidity problems and may expose the Company to credit risk in the event of default of its counterparty or client. Further, the Company’s credit risk may increase when the underlying collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any such losses could materially and adversely affect the Company’s results of operations.
The Company’s controls and procedures could fail or be circumvented. Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of the Company’s controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect the Company’s business, results of operations and financial condition.
The Company is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect the Company’s prospects.  Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the West Coast market. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. The Company’s success depends, to a significant degree, upon its ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel, as well as upon the continued contributions of its management and personnel. In particular, the Company’s success has been and continues to be highly dependent upon the abilities of certain key executives.

We face strong competition in the financial services industry and we could lose business or suffer margin declines as a result. The Company’s financial performance and profitability also depend on the Company’s ability to compete with financial services companies and other companies that offer banking services. The Company conducts the majority of its operations in California. The banking and financial services businesses in California are highly competitive and increased competition in the Company’s primary market area may adversely impact the level of loans and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Company’s competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If the Company is unable to attract and retain banking customers, the Company may be unable to continue its loan growth and level of deposits.
The Company has engaged in and may continue to engage in further expansion through acquisitions, which could negatively affect the Company’s business and earnings. There are risks associated with expansion through acquisitions. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country- and region-specific risks are associated with transactions outside the United States, including in China. To the extent the Company issues capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.
Other Risks
Anti-takeover provisions could negatively impact the Company’s stockholders.  Provisions of Delaware law and of the Company’s certificate of incorporation, as amended, and bylaws could make it more difficult for a third party to acquire control of the Company or could have the effect of discouraging a third party from attempting to acquire control of the Company, even if an acquisition might be in the best interest of the stockholders. For example, the Company’s certificate of incorporation requires the approval of the holders of at least two-thirds of the outstanding shares of voting stock to approve certain business combinations. The Company is also subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire the Company without the approval of the Board. Additionally, the Company’s certificate of incorporation, as amended, authorizes the Board to issue preferred stock and preferred stock could be issued as a defensive measure in response to a takeover proposal. These and other provisions could make it more difficult for a third party to acquire the Company, even if an acquisition might be in the best interest of the stockholders.
Managing reputational risk is important to attracting and maintaining customers, investors and employees.  Threats to the Company’s reputation can come from many sources, including unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of the Company’s customers. The Company has policies and procedures in place to protect its reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding the Company’s business, employees or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

The price of the Company’s common stock may be volatile or may decline.  The trading price of the Company’s common stock may fluctuate as a result of a number of factors, many of which are outside the Company’s control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of the Company’s common stock. Among the factors that could affect the Company’s stock price are:

•	actual or anticipated quarterly fluctuations in the Company’s operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by the Company or its competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	fluctuations in the stock price and operating results of the Company’s competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect the Company; or

•	domestic and international economic factors unrelated to the Company’s performance.

 The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility in the previous years. As a result, the market price of the Company’s common stock may be volatile. In addition, the trading volume in the Company’s common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of the Company’s common stock and the value of other securities will depend on many factors, which may change from time to time, including, without limitation, the financial condition, performance, creditworthiness and prospects, and future sales of the equity or equity-related securities. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in the Company’s stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

If the Company’s goodwill were determined to be impaired, it would result in a charge against earnings and thus a reduction in stockholders’ equity. The Company tests goodwill for impairment on an annual basis, or more frequently, if necessary. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the Company were to determine that the carrying amount of the goodwill exceeded its implied fair value, the Company would be required to write down the value of the goodwill on the balance sheet, adversely affecting earnings as well as capital.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company operates over 130 locations worldwide, including in the United States’ markets of California, Georgia, Massachusetts, Nevada, New York, Texas and Washington. In Greater China, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and representative offices in Beijing, Chongqing, Guangzhou, Taipei and Xiamen.

East West currently neither owns nor leases any real or personal property. East West uses the premises, equipment, and furniture of the Bank. The Agency also currently conducts its operations in one of the administrative offices of the Bank and reimburses the Bank for its use of this facility. East West’s headquarters is located at 135 North Los Robles Avenue, Pasadena, California, an eight-story office building owned by the Bank.

As of December 31, 2015, the Bank owns the buildings and land at approximately 35 of its retail branches and offices located in the United States. All international and other domestic branch and administrative locations are leased by the Bank, with lease expiration dates ranging from 2016 to 2032, exclusive of renewal options. All properties occupied by the Bank are used across all business segments and for corporate purposes. Please see Note 20 - Business Segments to the Consolidated Financial Statements for details on each segment. The Bank also owns leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.

The Company believes that its existing facilities are in good condition and suitable for the conduct of its business and operations. On an ongoing basis, the Company evaluates its current and planned projected space requirements and, from time to time, it may determine that certain premises or facilities are no longer necessary for its operations. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

ITEM 3.  LEGAL PROCEEDINGS

Please see Litigation in Note 14 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the NASDAQ under the symbol “EWBC.” The following tables sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on NASDAQ, as well as dividend information.

	2015
	High	Low	Cash dividends
First quarter	$41.48	$35.68	$0.20
Second quarter	$46.50	$39.88	$0.20
Third quarter	$45.91	$37.19	$0.20
Fourth quarter	$43.94	$36.40	$0.20

	2014
	High	Low	Cash dividends
First quarter	$38.26	$31.62	$0.18
Second quarter	$36.98	$32.19	$0.18
Third quarter	$36.95	$33.04	$0.18
Fourth quarter	$39.71	$30.50	$0.18

As of January 31, 2016, 143,917,846 shares of the Company’s common stock were held by 773 stockholders of record and by approximately 49,000 additional stockholders whose shares were held for them in street name or nominee accounts.

On January 27, 2016, dividends for the Company’s common stock were declared for the first quarter of 2016 in the amount of $0.20, payable on or about February 16, 2016 to stockholders of record on February 1, 2016. This remains the same, at $0.20 per share, as the prior year’s quarterly dividend. For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to East West, please see Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds presented elsewhere in this report. For information regarding securities authorized for issuance under the Company’s equity compensation plans, please see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Part III presented elsewhere in this report, which are incorporated herein by reference.

Stock Performance Graph

The following graph and table compare the Company’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor’s 500 (“S&P 500”) Index and the KBW Regional Bank Index (“KRX”) over the five-year period through December 31, 2015.  In 2015, the Company changed its stock performance graph indices from the SNL Bank and Thrift and SNL Western Bank Indices to the S&P 500 and KRX. The KRX was used to further align EWBC with those companies of a relatively similar size. The S&P 500 was utilized as a benchmark against performance. The S&P 500 Index is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The KBW Regional Bank Index seeks to reflect the performance of banks and thrifts that are publicly traded in the U.S. and is composed of approximately 50 companies. The graph and table below assume that on December 31, 2010, $100 was invested in EWBC’s common stock, the S&P 500 Index and KRX Index, and that all dividends were reinvested. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.  The information set forth under the heading “Stock Performance Graph” shall not be deemed “soliciting material” or to be “filed” with the Commission, except to the extent the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Exchange Act, or the Securities Act of 1933, as amended.

	December 31,
Index	2010	2011	2012	2013	2014	2015
East West Bancorp, Inc.	$100.00	$101.92	$112.90	$187.48	$211.71	$231.75
KBW Regional Bank Index (KRX)	$100.00	$94.86	$107.42	$157.75	$161.57	$171.13
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75

Indices used in the prior year
SNL Western U.S. Bank Index	$100.00	$90.34	$114.01	$160.41	$192.51	$199.46
SNL U.S. Bank and Thrift Index	$100.00	$77.76	$104.42	$142.97	$159.60	$162.83

Source:    SNL Financial LC
Keefe, Bruyette & Woods

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 17, 2013, the Company’s Board authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company did not repurchase any shares under this program during 2014 and 2015. Although this program has no stated expiration date, the Company does not intend to repurchase any stock pursuant to this program absent further action of the Company’s Board.

ITEM 6. SELECTED FINANCIAL DATA

For selected financial data information, please see Item 7. MD&A — Overview — Selected Financial Data , which is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (referred to herein as “East West Bank” or the “Bank”) and East West Insurance Services, Inc. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s financial condition and the results of operations. Prior periods were restated to reflect the retrospective application of adopting Accounting Standards Update (“ASU”) 2014-01, the new accounting guidance related to the Company’s investments in qualified affordable housing projects. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report.

Overview

The Company’s vision is to serve as the financial bridge between the United States and Greater China. The Company’s primary strategy to achieving this vision is to expand the Company’s global network of contacts and resources to better meet its customers’ diverse financial needs in and between the world’s two largest markets. With over 130 branches in the United States and Greater China, along with the full range of cross-border products and services, the Company is well positioned to assist its customers with the products and services their businesses need.

Financial Highlights

The Company successfully completed another year with strong earnings and financial results in 2015, achieving healthy growth and an increase in revenues. During 2015, noteworthy items included:

•
Net income increased $38.8 million or 11% from $345.9 million in 2014 to $384.7 million in 2015. Net income per diluted share for the full year of 2015 totaled $2.66, an increase of $0.25 or 10% from $2.41 in 2014.

•	Revenue, the sum of net interest income and noninterest income (loss), before provision for credit losses increased $104.7 million or 10% to $1.13 billion for the year ended December 31, 2015.

•	The return on average assets and the return on average equity was 1.27% and 12.74%, respectively for the year ended December 31, 2015, both up two basis points year-over-year.

•	Total assets increased $3.61 billion or 13% from 2014 to a record of $32.35 billion as of December 31, 2015.

•
Total loans receivable (including loans held for sale) increased $1.92 billion or 9% to a record of $23.69 billion as of December 31, 2015, which was largely attributable to increases of $1.29 billion or 19% in commercial real estate (“CRE”) loans, $925.8 million or 11% in commercial loans and $442.3 million or 29% in consumer loans, partially offset by a decrease of $799.9 million or 21% in single-family residential loans, as a result of loan sales during 2015.

•	Deposits increased $3.47 billion or 14% from 2014 to a record $27.48 billion as of December 31, 2015, with core deposits amounting to a record $20.86 billion.

•	Cost of funds decreased from 0.46% in 2014 to 0.39% in 2015.

•
The allowance for loan losses to loans held-for-investment ratio decreased to 1.12% as of December 31, 2015, from 1.20% as of December 31, 2014. The decrease in the allowance for loan losses to loans held-for-investment ratio was primarily the result of an overall improvement in credit quality.

•
Nonperforming assets as of December 31, 2015 totaled $128.4 million, an improvement of $4.0 million or 3%, compared to $132.4 million as of December 31, 2014. Nonperforming assets to total assets ratio improved by six basis points to 0.40% as of December 31, 2015. This ratio was below 1.00% for the fourth consecutive year. In addition, year-to-date net charge-offs to average loans held-for-investments improved from 0.18% for the year ended December 31, 2014 to 0.01% for the year ended December 31, 2015.

The strong balance sheet growth and increased revenues positioned the Company well to focus on the Company’s bridge banking strategy and target future growth opportunities. The Company’s cost of funds was 0.39% for the year ended December 31, 2015 compared to 0.46% a year ago, which was mainly due to the extinguishment of $545.0 million of its higher cost securities sold under repurchase agreements (“repurchase agreements”) and the shift in deposit portfolio mix. During 2015, the Company also reached an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to early terminate the United Commercial Bank (“UCB”) and Washington First International (“WFIB”) shared-loss agreements. The Company made a total payment of $125.5 million for the early terminations. As of December 31, 2015, all rights and obligations of the Company and the FDIC under the shared-loss agreements have been eliminated.

The Company’s successful year was also highlighted by the increase in the quarterly dividends paid to stockholders, which increased from $0.18 per share to $0.20 per share during 2015. The Company remains focused on its continued growth while still meeting its customers’ financial needs. In January 2016, the Company’s Board of Directors (the “Board”) declared first quarter dividends for the Company’s common stock. The common stock cash dividend of $0.20 per share was paid on February 16, 2016 to stockholders of record on February 1, 2016.

Five-Year Summary of Selected Financial Data

($ in thousands, except per share data)	2015	2014	2013	2012	2011
Summary of Operations:
Interest and dividend income	$1,053,815	$1,153,698	$1,068,685	$1,051,095	$1,080,448
Interest expense	103,376	112,820	112,492	132,168	177,422
Net interest income before provision for credit losses	950,439	1,040,878	956,193	918,927	903,026
Provision for credit losses	14,217	49,158	22,364	65,184	95,006
Net interest income after provision for credit losses	936,222	991,720	933,829	853,743	808,020
Noninterest income (loss) (1)	183,383	(11,714)	(92,468)	(5,618)	10,924
Noninterest expense (2)	540,884	532,983	394,215	406,837	424,377
Income before income taxes (2)	578,721	447,023	447,146	441,288	394,567
Income tax expense (2)	194,044	101,145	153,822	163,552	151,794
Net income (2)	384,677	345,878	293,324	277,736	242,773
Preferred stock dividends	—	—	3,428	6,857	6,857
Net income available to common stockholders (2)	$384,677	$345,878	$289,896	$270,879	$235,916

Per Common Share:
Basic earnings (2)	$2.67	$2.42	$2.10	$1.89	$1.60
Diluted earnings (2)	$2.66	$2.41	$2.09	$1.87	$1.58
Dividends declared	$0.80	$0.72	$0.60	$0.40	$0.16
Book value (2)	$21.70	$19.89	$17.19	$17.01	$15.53

Weighted Average Number of Shares Outstanding:
Basic	143,818	142,952	137,342	141,457	147,093
Diluted	144,512	143,563	139,574	147,175	153,467
Common shares outstanding at period-end	143,909	143,582	137,631	140,294	149,328

At Year End:
Total assets (2)	$32,350,922	$28,743,592	$24,732,216	$22,539,744	$21,976,451
Loans held-for-investment, net	$23,378,789	$21,468,270	$17,600,613	$14,645,785	$13,984,930
Available-for-sale investment securities	$3,773,226	$2,626,617	$2,733,797	$2,607,029	$3,072,578
Customer deposits	$27,475,981	$24,008,774	$20,412,918	$18,309,354	$17,453,002
Long-term debt	$206,084	$225,848	$226,868	$137,178	$212,178
Federal Home Loan Bank (“FHLB”) advances	$1,019,424	$317,241	$315,092	$312,975	$455,251
Stockholders’ equity (2)	$3,122,950	$2,856,111	$2,366,373	$2,385,991	$2,319,527

Financial Ratios:
Return on average assets (2)	1.27%	1.25%	1.24%	1.27%	1.13%
Return on average equity (2)	12.74%	12.72%	12.50%	11.94%	10.82%
Common dividend payout ratio (2)	30.21%	30.07%	28.74%	21.26%	10.12%
Net interest margin	3.35%	4.03%	4.38%	4.63%	4.66%

(1)
Changes in FDIC indemnification asset and receivable/payable was a charge of $38.0 million, $201.4 million, $228.6 million, $122.3 million and $100.1 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. During the year ended December 31, 2015, the Company terminated the UCB and WFIB shared-loss agreements. Please see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements for additional information.

(2)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

Results of Operations

The Company’s net income for the year ended December 31, 2015 was $384.7 million compared to $345.9 million and $293.3 million for the years ended December 31, 2014 and 2013, respectively. The Company has successfully increased net income for six consecutive years. The 2015 earnings performance reflected continued success in executing the Company’s business strategy. Underpinning the operating results in 2015 were sustained loan and deposit growth, stable loan credit quality and fee income from diverse sources.

Revenue, the sum of net interest income and noninterest income (loss), before provision for credit losses was $1.13 billion for the year ended December 31, 2015, an increase of $104.7 million or 10% from $1.03 billion for the year ended December 31, 2014. Revenue for the year ended December 31, 2014, increased by $165.4 million or 19% from $863.7 million for the year ended December 31, 2013. The increase in revenue year over year was primarily due to the reduction in expenses related to changes in the FDIC indemnification asset and receivable/payable. This decrease was largely due to the expiration of the UCB non single-family shared-loss agreement in 2014 and the early termination of the remaining shared-loss agreements in 2015.

The Company’s return on average assets increased two basis points to 1.27% for the year ended December 31, 2015, compared to 1.25% for the same period in 2014; and also increased one basis point to 1.25% for the year ended December 31, 2014, compared to 1.24% for the same period in 2013. The return on average equity increased two basis points to 12.74% for the year ended December 31, 2015, compared to 12.72% for the same period in 2014; and climbed 22 basis points to 12.72% for the year ended December 31, 2014, compared to 12.50% for the same period in 2013. The returns on assets and equity reflected the Company’s ability to achieve increasing levels of profitability while expanding the loan and deposit base.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest earned on loans, available-for-sale investment securities and other interest-earning assets less interest expense on customers’ deposits, repurchase agreements, long-term debt and other interest-bearing liabilities. Net interest margin is calculated by dividing gross interest revenue less gross interest expense by average interest-earning assets. Net interest income and net interest margin are affected by several factors, including changes in average balances and composition of interest-earning assets and funding sources, market interest rate fluctuations and slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, volume of noninterest-bearing sources of funds and asset quality.

Net interest income for the year ended December 31, 2015 was $950.4 million, a decrease of $90.4 million or 9% compared to net interest income of $1.04 billion for the same period in 2014. Net interest margin was 3.35% for the year ended December 31, 2015, a decrease of 68 basis points from 4.03% for the year ended December 31, 2014. The decrease in net interest income and net interest margin was primarily due to the decrease in interest income and yield on loans as a result of lower accretion income associated with the loans acquired from the FDIC assisted acquisitions of UCB and WFIB, partially offset by a reduction in interest expense on repurchase agreements that were paid off during 2015.

For the year ended December 31, 2014, net interest income increased by $84.7 million or 9% from $956.2 million, and net interest margin decreased by 35 basis points from 4.38% for the same period in 2013. The increase in net interest income was primarily due to an increase in the volume of loans. The 35 basis points decrease in net interest margin was primarily due to a decrease in discount accretion from loans associated with the FDIC assisted acquisitions of UCB and WFIB.

For the year ended December 31, 2015, average interest-earning assets increased by $2.59 billion or 10% to $28.39 billion from $25.80 billion for the year ended December 31, 2014. The increase was primarily due to an increase in average loan balances of $1.92 billion or 9% to $22.28 billion for the year ended December 31, 2015, compared to $20.35 billion for the same period in 2014. Customer deposits are an important source of low-cost funding and affect both net interest income and net interest margin. Average deposits which consist of noninterest-bearing demand, interest-bearing checking, money market, savings and time deposits, increased by $2.82 billion or 12% to $25.76 billion for the year ended December 31, 2015, compared to $22.94 billion for the same period in 2014. Average loans were funded 116% by average deposits for the year ended December 31, 2015, consistent with the funding rates of 113% and 119% for the same period in 2014 and 2013, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rates by asset and liability component for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,851,604	$17,939	0.97%	$1,469,200	$23,214	1.58%	$1,184,709	$17,340	1.46%
Securities sold under repurchase agreements (“resale agreements”) (1)	1,337,274	19,799	1.48%	1,340,411	20,323	1.52%	1,503,014	21,236	1.41%
Available-for-sale investment securities (2)(3)	2,847,655	41,375	1.45%	2,540,228	44,684	1.76%	2,729,019	43,846	1.61%
Loans (4)(5)	22,276,589	968,625	4.35%	20,351,818	1,059,205	5.20%	16,276,031	979,394	6.02%
FHLB and Federal Reserve Bank stock	77,460	6,077	7.85%	96,921	6,272	6.47%	134,918	6,869	5.09%
Total interest-earning assets	$28,390,582	$1,053,815	3.71%	$25,798,578	$1,153,698	4.47%	$21,827,691	$1,068,685	4.90%
Noninterest-earning assets:
Cash and cash equivalents	342,606			322,581			306,551
Allowance for loan losses	(263,143)			(254,616)			(241,049)
Other assets (6)	1,858,412			1,786,427			1,670,096
Total assets (6)	$30,328,457			$27,652,970			$23,563,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$2,795,379	$8,453	0.30%	$2,179,428	$5,431	0.25%	$1,487,844	$3,556	0.24%
Money market deposits	6,763,979	18,988	0.28%	5,958,461	16,001	0.27%	5,217,666	15,019	0.29%
Savings deposits	1,785,085	3,468	0.19%	1,748,465	2,971	0.17%	1,546,188	2,961	0.19%
Time deposits	6,482,697	42,596	0.66%	6,218,745	41,083	0.66%	5,964,017	41,960	0.70%
Federal funds purchased and other short-term borrowings	4,797	58	1.21%	888	—	—%	155	—	—%
FHLB advances	327,080	4,270	1.31%	349,767	4,116	1.18%	315,867	4,173	1.32%
Repurchase agreements (1)	404,096	20,907	5.17%	955,147	38,395	4.02%	995,000	41,381	4.16%
Long-term debt	218,353	4,636	2.12%	237,738	4,823	2.03%	166,690	3,442	2.06%
Total interest-bearing liabilities	$18,781,466	$103,376	0.55%	$17,648,639	$112,820	0.64%	$15,693,427	$112,492	0.72%
Noninterest-bearing liabilities:
Demand deposits	7,928,460			6,834,871			5,179,721
Other liabilities	599,436			451,287			343,112
Stockholders’ equity (6)	3,019,095			2,718,173			2,347,029
Total liabilities and stockholders’ equity (6)	$30,328,457			$27,652,970			$23,563,289
Interest rate spread			3.16%			3.83%			4.18%
Net interest income and net interest margin		$950,439	3.35%		$1,040,878	4.03%		$956,193	4.38%

(1)	Average balance of resale and repurchase agreements are reported net pursuant to Accounting Standard Codification (“ASC”) 210-20-45, Balance Sheet Offsetting.

(2)	Yields on tax exempt securities are not presented on a tax-equivalent basis.

(3)
Includes the amortization of net premiums on available-for-sale investment securities of $18.7 million, $24.2 million and $34.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)	Average balance includes nonperforming loans.

(5)
Includes the accretion of discount and amortization of net deferred loan costs which totaled $66.2 million, $185.8 million and $232.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(6)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

The following table summarizes the extent to which changes in interest rates and changes in average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Changes that are not solely due to either volume or rate are allocated proportionally based on the absolute value of the change related to average volume and average rate. Nonaccrual loans are included in average loans used to compute the table below:

($ in thousands)	Year Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-bearing assets:
Due from banks and short-term investments	$(5,275)	$5,102	$(10,377)	$5,874	$4,413	$1,461
Resale agreements	(524)	(47)	(477)	(913)	(2,398)	1,485
Available-for-sale investment securities	(3,309)	5,022	(8,331)	838	(3,155)	3,993
Loans	(90,580)	94,158	(184,738)	79,811	223,735	(143,924)
FHLB and Federal Reserve Bank stock	(195)	(1,389)	1,194	(597)	(2,202)	1,605
Total interest and dividend income	$(99,883)	$102,846	$(202,729)	$85,013	$220,393	$(135,380)
Interest-bearing liabilities:
Checking deposits	$3,022	$1,722	$1,300	$1,875	$1,717	$158
Money market deposits	2,987	2,237	750	982	2,035	(1,053)
Savings deposits	497	63	434	10	364	(354)
Time deposits	1,513	1,735	(222)	(877)	1,747	(2,624)
Federal funds purchased and other short-term borrowings	58	—	58	—	—	—
FHLB advances	154	(278)	432	(57)	424	(481)
Repurchase agreements	(17,488)	(26,397)	8,909	(2,986)	(1,627)	(1,359)
Long-term debt	(187)	(405)	218	1,381	1,442	(61)
Total interest expense	$(9,444)	$(21,323)	$11,879	$328	$6,102	$(5,774)
Change in net interest income	$(90,439)	$124,169	$(214,608)	$84,685	$214,291	$(129,606)

Noninterest Income (Loss)

Noninterest income (loss) includes revenue earned from sources other than interest income. These sources include service charges and fees on customer deposit accounts, fees and commissions generated from trade finance transactions, wealth management activities, fees for issuance of letters of credit and foreign exchange income, ancillary fees on loans, net gains on sales of loans and available-for-sale investment securities, changes in FDIC indemnification asset and receivable/payable and miscellaneous noninterest-related income.

The following table presents the components of noninterest income (loss) for the periods indicated:

($ in millions)	Year Ended December 31,
	2015	2014	2013
Branch fees	$39.5	$37.9	$32.0
Letters of credit fees and foreign exchange income	39.0	37.3	34.8
Ancillary loan fees	15.0	10.6	9.4
Wealth management fees	18.3	16.2	10.9
Derivative commission income	16.2	12.8	8.8
Changes in FDIC indemnification asset and receivable/payable	(38.0)	(201.4)	(228.6)
Net gains on sales of loans	24.9	39.1	7.8
Net gains on sales of available-for-sale investment securities	40.4	10.9	12.1
Other fees and other operating income	28.1	24.9	20.3
Total noninterest income (loss)	$183.4	$(11.7)	$(92.5)

Noninterest income increased by $195.1 million to $183.4 million for 2015 compared to noninterest loss of $11.7 million for 2014. The increase in noninterest income for 2015 was primarily due to the decline in expenses related to changes in FDIC indemnification asset and receivable/payable and an increase in net gains on sales of available-for-sale investment securities. Noninterest loss in 2014 decreased by $80.8 million from a loss of $92.5 million in 2013. The improvement in noninterest loss for 2014 was primarily due to the decline in expenses related to changes in FDIC indemnification asset and receivable/payable and an increase in net gains on sale of loans.

Changes in FDIC indemnification asset and receivable/payable decreased by $163.4 million to a loss of $38.0 million for 2015 from a loss of $201.4 million for 2014. The changes in FDIC indemnification asset and receivable/payable were reduced significantly which was mainly attributable to the expiration of the shared-loss coverage for the UCB and WFIB commercial loans. In 2015, the Company reached an agreement with the FDIC to early terminate the UCB and WFIB shared-loss agreements. For 2014, the expenses related to FDIC indemnification asset and receivable/payable decreased by $27.2 million to a loss of $201.4 million from a loss of $228.6 million for 2013. The decrease in the changes in the FDIC indemnification asset and receivable/payable was primarily attributable to the continued payoffs and improved credit performance of the covered loan portfolio, as compared to the Company’s original estimate.

Net gains on sales of available-for-sale investment securities increased by $29.5 million to $40.4 million for 2015 compared to $10.9 million for 2014. Proceeds from sales of available-for-sale investment securities for 2015 amounted to $1.67 billion compared to $623.7 million for 2014. For 2013, net gains and proceeds from sales of available-for-sale investment securities were $12.1 million and $663.6 million, respectively, which was largely consistent compared to 2014. The net gains on sales of available-for-sale investment securities increased significantly in 2015 mainly due to the realized gains of $21.7 million associated with the sales of non-investment grade corporate debt securities with previously recognized OTTI. Please see Note 6 — Available-for-Sale Investments Securities to the Consolidated Financial Statements for details. The other securities sold during 2015 were primarily comprised of U.S. Treasury and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities.

Net gains on sales of loans for 2015, which included lower of cost or market (“LOCOM”) valuation adjustments, amounted to $24.9 million, compared to $39.1 million and $7.8 million for 2014 and 2013, respectively. For 2015, the Company recorded $3.0 million of LOCOM valuation adjustments related to the loans held for sale portfolio. No LOCOM adjustment was recorded during the years ended December 31, 2014 and 2013. Approximately $1.70 billion, $1.09 billion and $364.4 million of loans were sold in 2015, 2014 and 2013, respectively. Loans sold in 2015 were primarily comprised of single-family residential and commercial and industrial (“C&I”) loans. For 2014 and 2013, loans sold were mainly comprised of student and C&I loans.

Noninterest Expense

The following table presents the various components of noninterest expense for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Compensation and employee benefits	$262.2	$231.8	$175.9
Occupancy and equipment expense	61.3	63.8	56.6
Amortization of tax credit and other investments (1)	36.1	44.1	6.0
Amortization of premiums on deposits acquired	9.2	10.2	9.4
Deposit insurance premiums and regulatory assessments	18.8	21.9	16.6
Deposit related expenses	9.6	7.5	6.5
Other real estate owned (“OREO”) income	(8.9)	(3.6)	(1.1)
Legal expense	16.4	53.0	31.7
Data processing	10.2	15.9	9.1
Consulting expense	17.2	8.5	6.4
Repurchase agreements’ extinguishment costs	21.8	—	—
Other operating expense	87.0	79.9	77.1
Total noninterest expense (1)	$540.9	$533.0	$394.2

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

Noninterest expense, which is primarily comprised of compensation and employee benefits, occupancy and equipment, and other operating expenses, totaled $540.9 million for the year ended December 31, 2015, an increase of $7.9 million or 1%, compared to $533.0 million for the same period in 2014. The increase for the year ended December 31, 2015 was the result of higher compensation and employee benefits and the extinguishment costs related to repurchase agreements, which was partially offset by lower legal expenses. For the year ended December 31, 2014, noninterest expense was $533.0 million, an increase of $138.8 million or 35% compared to $394.2 million for the same period in 2013. The increase for the year ended December 31, 2014 was primarily due to higher compensation and employee benefits, amortization of tax credit and other investments and legal expenses.

Compensation and employee benefits increased by $30.4 million or 13% to $262.2 million for the year ended December 31, 2015, compared to $231.8 million for the same period in 2014. The increase in compensation and employee benefits in 2015 was primarily due to the growth that the Company has experienced. For the year ended December 31, 2014, compensation and employee benefits increased by $55.9 million or 32% to $231.8 million compared to $175.9 million for the same period in 2013. The increase was primarily due to increased headcount and severance and retention expenses related to the MetroCorp acquisition.

Legal expense decreased by $36.6 million or 69% to $16.4 million for the year ended December 31, 2015, compared to $53.0 million for the same period in 2014, as the amount in 2014 included a $31.6 million litigation accrual related to the case titled “F&F, LLC and 618 Investments, Inc. v. East West Bank” that was previously disclosed in the Form 8-K filed on September 8, 2014. For the year ended December 31, 2014, legal expense increased $21.3 million or 67% to $53.0 million, compared to $31.7 million in 2013. This increase was primarily due to the accrual provided for the “F&F, LLC and 618 Investments, Inc. v. East West Bank” case discussed above.

The amortization of tax credit and other investments decreased by $8.0 million to $36.1 million for the year ended December 31, 2015, compared to $44.1 million for the same period in 2014. The decrease was primarily due to a reduction in projected tax credits. For the year ended December 31, 2014, amortization of tax credit and other investments increased by $38.1 million to $44.1 million, compared to $6.0 million for the same period in 2013. This increase was primarily due to an increase of $39.9 million or 57% in tax credit and other investments to $110.1 million as of December 31, 2014, compared to $70.2 million as of December 31, 2013.

For the year ended December 31, 2015, the Company recorded $21.8 million related to the extinguishment of higher cost repurchase agreements. During the year ended December 31, 2015 the Company extinguished $545.0 million of repurchase agreements. There were no repurchase agreements’ extinguishment costs for the years ended December 31, 2014 and 2013.

Income Taxes

Provision for income taxes was $194.0 million, $101.1 million, and $153.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The effective tax rate was 33.5%, 22.6% and 34.4% for the years ended December 31, 2015, 2014 and 2013, respectively. The higher effective tax rate for the year ended December 31, 2015, compared to the same period in 2014, was mainly due to less tax credits that were recognized in 2015 from investments in affordable housing, historic rehabilitation and renewable energy projects. The lower effective tax rate for year ended December 31, 2014, compared to the same period in 2013, was attributable to the additional purchases of qualified affordable housing partnerships and other tax credit investments. Included in the income tax expense recognized in the years ended December 31, 2015, 2014 and 2013 was $67.6 million, $85.7 million and $35.0 million, respectively, of tax credits generated mainly from investments in qualified affordable housing partnerships and other tax credit investments. Income tax expense and effective tax rates for prior periods reflect the retrospective adoption of ASU 2014-01 in 2015. For further discussion of the impact of ASU 2014-01, please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements.

As of December 31, 2015 and 2014, the Company had net deferred tax assets of $135.9 million and $389.6 million, respectively. For additional detail on components of net deferred tax assets, please see Note 13 — Income Taxes to the Consolidated Financial Statements.

Operating Segment Results

The Company defines its operating segments based on its core strategy, and the Company has identified three reportable operating segments: Retail Banking, Commercial Banking and Other.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes C&I and CRE, primarily generates commercial loans through the domestic commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia, and the foreign commercial lending offices located in China and Hong Kong. Furthermore, the Commercial Banking segment offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the treasury operations of the Company and eliminations of intersegment amounts have been aggregated and included in the “Other” segment.

Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability when there are changes in management structure or reporting methodologies, unless it is not deemed practicable to do so.

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

For additional information about the Company’s segments, including information about the underlying accounting and reporting process, please see Note 20 — Business Segments to the Consolidated Financial Statements.

Retail Banking

The Retail Banking segment reported pretax income of $212.0 million for the year ended December 31, 2015, compared to pretax income of $181.3 million for the same period in 2014. The increase of $30.7 million or 17% in earnings for this segment was due to higher noninterest income and lower provision for credit losses, partially offset by lower net interest income.

Net interest income for this segment decreased $9.1 million or 2%, to $453.0 million for the year ended December 31, 2015, compared to $462.1 million for the same period in 2014. The reduction of net interest income was primarily due to lower discount accretion to interest income from the purchased credit impaired (“PCI”) loan portfolio and sale of single-family residential loans.

Noninterest income for this segment increased $31.8 million or 219%, to $46.3 million for the year ended December 31, 2015, compared to $14.5 million for the same period in 2014. The increase was primarily due to decrease in the reduction of changes in FDIC indemnification asset and receivable/payable, partially offset by lower net gains on sales of loans.

Noninterest expense for this segment increased $1.8 million or 1%, to $199.6 million for the year ended December 31, 2015, compared to $197.8 million for the same period in 2014. The increase in noninterest expense was primarily due to higher compensation and employee benefits, partially offset by lower FDIC deposit insurance premiums.

Comparing the years ended December 31, 2014 and 2013, the Retail Banking segment reported pretax income of $181.3 million in 2014, compared to pretax income of $132.9 million in 2013. The increased earnings for this segment were due to higher net interest income and noninterest income, partially offset by higher provision for credit losses and noninterest expense. Net interest income for this segment increased $47.9 million or 12%, to $462.1 million for the year ended December 31, 2014, compared to $414.2 million for the same period in 2013. The higher net interest income was primarily attributed to growth in low-cost deposits. Noninterest income for this segment increased $32.3 million or 181%, to noninterest income of $14.5 million for the year ended December 31, 2014, compared to a loss of $17.8 million for the same period in 2013. The increase was primarily due to an increase in net gains on sale of student loans and a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable, partially offset by a reduction in loan fees. Noninterest expense for this segment increased $4.8 million, or 3%, to $197.8 million for the year ended December 31, 2014, compared to $193.0 million for the same period in 2013. The increase in noninterest expense was primarily due to higher compensation and employee benefits and occupancy and equipment expense, partially offset by lower loan related and legal expense.

Commercial Banking

The Commercial Banking segment reported pretax income of $382.2 million for the year ended December 31, 2015, compared to $293.4 million for the same period in 2014. The increase of $88.8 million or 30% in earnings for this segment was due to an increase in noninterest income and decreases in noninterest expense and provision for credit losses, partially offset by a decrease in net interest income.

Net interest income for this segment decreased $86.8 million or 15%, to $509.6 million for the year ended December 31, 2015, compared to $596.4 million for the same period in 2014. The decrease in net interest income was primarily due to lower discount accretion to interest income from the PCI loan portfolio.

Noninterest income for this segment increased $135.7 million or 212%, to noninterest income of $71.8 million for the year ended December 31, 2015, compared to a noninterest loss of $63.9 million for the same period in 2014. The increase was primarily due to a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable and higher net gains on sales of small business administration (“SBA”) loans.

Noninterest expense for this segment decreased $24.9 million or 13%, to $164.5 million for the year ended December 31, 2015, compared to $189.4 million for the same period in 2014. The decrease in noninterest expense was largely attributed to a decrease in legal expense, partially offset by an increase in compensation and employee benefits.

Comparing the years ended December 31, 2014 to 2013, the Commercial Banking segment reported pretax income of $293.4 million in 2014, compared to pretax income of $283.9 million in 2013. The increased earnings for this segment were due to higher net interest income and lower noninterest loss, offset by increases in provision for credit losses and noninterest expense. Net interest income for this segment increased $71.4 million or 14%, to $596.4 million for the year ended December 31, 2014, compared to $525.0 million for the same period in 2013. The increase in net interest income was primarily due to growth in commercial loans and deposits, partially impacted by low interest rates. Noninterest loss for this segment decreased $35.0 million or 35%, to $63.9 million for the year ended December 31, 2014, compared to a noninterest loss of $98.9 million for the same period in 2013. The decrease in noninterest loss for this segment was primarily due to a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable and increases in letters of credit fees and commissions and loan and branch fees. Noninterest expense for this segment increased $62.7 million or 49%, to $189.4 million for the year ended December 31, 2014, compared to $126.7 million for the same period in 2013. The increase in noninterest expense was largely attributed to higher compensation and employee benefits and legal expense.

Other

The Other segment reported pretax losses of $15.5 million for the year ended December 31, 2015 compared to pretax losses of $27.7 million for the same period in 2014. The decrease in losses was due to lower net interest loss and higher noninterest income, partially offset by an increase in noninterest expense.

Net interest loss for this segment decreased $5.4 million or 31%, to $12.2 million for the year ended December 31, 2015, compared to $17.6 million for the same period in 2014. The Other segment includes activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the Bank, and supports the Retail Banking and Commercial Banking segments through funds transfer pricing which was the primary cause of the decrease in net interest income. In addition, it bears the cost of adverse movements in interest rates which affect the net interest margin.

Noninterest income for this segment increased $27.6 million, or 73%, to $65.3 million for the year ended December 31, 2015, compared to $37.7 million for the same period in 2014. The increase was primarily due to the higher net gains on sale of available-for-sale investment securities.

Noninterest expense for this segment increased $31.0 million or 21%, to $176.8 million for the year ended December 31, 2015, compared to $145.8 million for the same period in 2014. The increase was primarily due to the extinguishment costs related to repurchase agreements incurred and increases in compensation and employee benefits and consulting expense, partially offset by reductions in amortization of tax credit and other investments and other one-time merger and integration expense related to the MetroCorp acquisition in 2014.

Comparing the years ended December 31, 2014 to 2013, the Other segment reported pretax losses of $27.7 million in 2014, compared to pretax income of $30.3 million in 2013. The decrease in earnings for this segment was due to lower net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income. Net interest income for this segment decreased $34.6 million or 204%, to a loss of $17.6 million for the year ended December 31, 2014, compared to income of $17.0 million for the same period in 2013. Noninterest income for this segment increased $13.4 million or 56%, to $37.7 million for the year ended December 31, 2014, compared to $24.3 million for the same period in 2013. The increase was primarily due to dividends received from the Community Reinvestment Act investments. Noninterest expense for this segment increased $71.3 million or 96%, to $145.8 million for the year ended December 31, 2014, compared to $74.5 million for the same period in 2013. The increase in noninterest expense was primarily due to higher amortization of tax credit and other investments and the incurrence of merger and integration related expenses from the acquisition of MetroCorp.

Balance Sheet Analysis

Total assets increased $3.61 billion or 13%, to $32.35 billion as of December 31, 2015, compared to $28.74 billion as of December 31, 2014. The increase in total assets was primarily due to increases of $1.92 billion in total loans receivable (including loans held for sale), $1.15 billion in available-for-sale investment securities, $375.0 million in resale agreements, and $321.0 million in cash and cash equivalents.

The increase in cash and cash equivalents was largely due to the timing of cash inflows versus outflows from fundings, payments and cash requirements related to normal operating activities. The $321.0 million cash increase was primarily funded by the increase in deposits and FHLB advances discussed below. The $375.0 million increase in resale agreements was due to the reinvestment of net cash inflows for yield improvement. The $1.15 billion increase in available-for-sale investment securities was primarily due to increases in U.S. government agency, U.S. government sponsored enterprise debt, corporate debt and U.S. Treasury securities.

The increase in total loans receivable was primarily due to organic growth in C&I, CRE and consumer loans, partially offset by loan sales of approximately $1.70 billion, mainly comprised of single-family residential and C&I loans. Allowance for loan losses remained relatively unchanged at $265.0 million or 1.12% of total loans held-for-investment as of December 31, 2015, compared to $261.7 million or 1.20% of total loans held-for-investment as of December 31, 2014.

Total deposits increased $3.47 billion or 14%, to $27.48 billion as of December 31, 2015, compared to $24.01 billion as of December 31, 2014. The increase in total deposits was mainly due to a $2.96 billion or 17% increase in core deposits. In addition, time deposits increased $504.2 million or 8%, largely due to the growth in the Company’s public deposit relationships.

FHLB advances increased $702.2 million to $1.02 billion as of December 31, 2015, compared to $317.2 million as of December 31, 2014. The increase is primarily due to $700.0 million of short-term FHLB advances borrowed in December 2015 to support the Company’s cash needs. The duration of the short-term FHLB advances was approximately one month.

There were no balances for securities sold under repurchase agreements (“repurchase agreements”) reported as of December 31, 2015, compared to $795.0 million in repurchase agreements as of December 31, 2014. The $795.0 million decrease was mainly due to the extinguishment of $545.0 million of the higher cost repurchase agreements that resulted in $21.8 million in extinguishment expenses in 2015, and an additional $250.0 million of resale agreements that were eligible for netting against existing repurchase agreements as of December 31, 2015.

Available-for-Sale Investment Securities

Income from available-for-sale investment securities provides a significant portion of the Company’s total income. The Company’s available-for-sale investment securities are liquid in nature and available to meet funding needs that arise during the normal course of business. The Company aims to maintain an investment portfolio with an appropriate mix of fixed-rate and adjustable-rate securities with relatively short durations to minimize overall interest rate and liquidity risk. The Company’s available-for-sale investment securities portfolio consists of U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored enterprise debt securities, U.S. government sponsored enterprise and other mortgage-backed securities, municipal securities, corporate debt securities and other securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income or loss, as a component of stockholders’ equity.

Total available-for-sale investment securities increased $1.15 billion or 44% to $3.77 billion as of December 31, 2015, compared with $2.63 billion as of December 31, 2014, primarily due to the increase in U.S. government agency and U.S. government sponsored enterprise debt and mortgage securities and corporate debt securities. As of December 31, 2015, the investment portfolio had net unrealized losses of $10.6 million compared to net unrealized gains of $7.3 million as of December 31, 2014. The changes in the net unrealized amount were primarily attributed to an increase in interest rates. As of December 31, 2015 and 2014, available-for-sale investment securities with a fair value of $873.0 million and $1.96 billion, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, and for other purposes required or permitted by law.

Total repayments/maturities and proceeds from sales of available-for-sale investment securities amounted to $734.9 million and $1.67 billion, respectively for the year ended December 31, 2015. In comparison, total repayments/maturities were $554.7 million and $444.1 million and proceeds from sales of available-for-sale investment securities amounted to $623.7 million and $663.6 million for the years ended December 31, 2014 and 2013, respectively. Proceeds from repayments, maturities, sales and redemptions in 2015, 2014 and 2013 were applied towards additional investment securities purchases totaling $3.55 billion, $960.1 million and $1.32 billion respectively. The Company recorded net gains totaling $40.4 million, $10.9 million, and $12.1 million on sales of available-for-sale investment securities for the years ended December 31, 2015, 2014, and 2013, respectively.

Securities in an unrealized loss position are analyzed periodically for other-than-temporary impairment (“OTTI”). No OTTI was recognized for the years ended December 31, 2015, 2014 and 2013. For complete discussion and disclosure, please see Note 1 — Summary of Significant Accounting Policies, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 6 — Available-for-Sale Investments Securities to the Consolidated Financial Statements.

The following table presents the weighted average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s available-for-sale investment securities as of December 31, 2015:

($ in thousands)	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale investment securities
U.S. Treasury securities	$110,439	0.50%	$785,929	1.17%	$102,147	1.78%	$—	—%	$998,515	1.16%
U.S. government agency and U.S. government sponsored enterprise debt securities	537,393	1.03%	143,057	1.02%	88,399	1.91%	—	—%	768,849	1.13%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	43,014	1.03%	162,615	1.88%	146,033	1.99%	351,662	1.82%
Residential mortgage-backed securities	—	—%	2,366	2.23%	93,471	2.49%	901,559	1.69%	997,396	1.77%
Municipal securities (1)	—	—%	142,780	2.32%	25,252	2.48%	7,617	3.94%	175,649	2.42%
Other residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	62,393	3.20%	62,393	3.20%
Corporate debt securities:
Investment grade	50,855	1.19%	35,606	2.22%	79,096	1.68%	199,156	1.89%	364,713	1.78%
Non-investment grade	9,642	1.03%	—	—%	—	—%	—	—%	9,642	1.03%
Other securities	44,407	2.45%	—	—%	—	—%	—	—%	44,407	2.45%
Total available-for-sale investment securities	$752,736		$1,152,752		$550,980		$1,316,758		$3,773,226

(1)	Yields on tax exempt securities are not presented on a tax-equivalent basis.

Total Loan Portfolio

The Company offers a broad range of products designed to meet the credit needs of its borrowers. The Company’s lending activities consist of income producing CRE loans including land loans and construction loans, commercial business loans, trade finance, single-family residential loans, multifamily residential loans and consumer loans.

CRE Loans. The Company offers variable, hybrid and fixed rate CRE loans. The CRE loan portfolio includes income producing real estate loans, construction loans and land loans. Although real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial business loans. Approximately 75% of the CRE loans are secured by real estate in California. Consequently, changes in the California economy and in real estate values could have a significant impact on the collectability of these loans and on the required level of allowance for loan losses.

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

Most of the Company’s trade finance activities are related to trade with Asian countries. However, a majority of the Company’s loans are made to companies domiciled in the United States. A substantial portion of this business involves California based customers engaged in import and export activities. The Company also offers export-import financing to various customers. The Company’s trade finance portfolio primarily represents loans made to borrowers that import goods into the U.S. and export goods to China. Certain C&I loans may be guaranteed by the Export-Import Bank of the United States or are direct obligations of the Export-Import Bank of China.

Residential Loans. The residential loan portfolio consists of both single-family and multifamily loans. The Company offers adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Company offers ARM single-family loan programs with one-year, three-year or five-year initial fixed periods. In addition, the Company also offers ARM multifamily residential loan programs with six-month or three-year initial fixed periods.

Consumer Loans. The consumer loans segment includes home equity lines of credit (“HELOCs”), auto loans, and insurance premium financing loans. The Company’s ARM and HELOCs are secured by one-to-four unit residential properties located in its primary lending areas. The program is a low documentation program that requires low loan to value ratios, typically 50% or less. These loans have historically experienced low delinquency and default rates.

Net loans, including loans held for sale, increased $1.90 billion or 9% from $21.51 billion as of December 31, 2014 to $23.41 billion as of December 31, 2015. The increase was largely attributable to increases of $1.29 billion or 19% in CRE loans, $925.8 million or 11% in C&I loans and $442.3 million or 29% in consumer loans, partially offset by a decrease of $726.8 million or 14% in residential loans, as a consequence of secondary market loan sales during the year ended December 31, 2015. The Company, from time to time, identifies opportunities to sell certain loans when the pricing is attractive to provide additional noninterest income. The Company sells these loans out of the loans held for sale portfolio.

The following table presents the composition of the Company’s total loan portfolio by segment as of the dates indicated:

($ in thousands)	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
CRE:
Income producing	$7,478,474	32%	$6,256,059	29%	$5,265,160	30%	$4,743,023	32%	$4,904,555	34%
Construction	438,671	2%	332,287	1%	225,068	1%	394,567	3%	551,872	4%
Land	193,604	1%	231,167	1%	182,913	1%	180,117	1%	256,713	2%
Total CRE	8,110,749	35%	6,819,513	31%	5,673,141	32%	5,317,707	36%	5,713,140	40%
C&I:
Commercial business	8,213,897	35%	7,181,189	33%	4,881,809	27%	3,922,989	26%	3,148,040	22%
Trade finance	789,110	3%	896,012	4%	875,794	5%	843,791	6%	732,563	5%
Total C&I	9,003,007	38%	8,077,201	37%	5,757,603	32%	4,766,780	32%	3,880,603	27%
Residential:
Single-family	3,066,919	13%	3,866,781	18%	3,464,383	19%	2,514,549	17%	2,200,101	16%
Multifamily	1,522,995	6%	1,449,908	7%	1,364,986	8%	1,479,346	10%	1,756,416	12%
Total residential	4,589,914	19%	5,316,689	25%	4,829,369	27%	3,993,895	27%	3,956,517	28%
Consumer:
Student loans	—	—%	—	—%	679,220	4%	475,799	3%	306,325	2%
Other consumer	1,956,091	8%	1,513,742	7%	934,627	5%	345,440	2%	361,630	3%
Total consumer	1,956,091	8%	1,513,742	7%	1,613,847	9%	821,239	5%	667,955	5%
Total loans held-for-investment (1)	$23,659,761	100%	$21,727,145	100%	$17,873,960	100%	$14,899,621	100%	$14,218,215	100%
Unearned fees, premiums, and discounts, net	(16,013)		2,804		(23,672)		(19,301)		(16,762)
Allowance for loan losses	(264,959)		(261,679)		(249,675)		(234,535)		(216,523)
Loans held for sale, net	31,958		45,950		204,970		174,317		278,603
Total loans, net	$23,410,747		$21,514,220		$17,805,583		$14,820,102		$14,263,533

(1)	Loans net of ASC 310-30 discount.

Loans held in the Company’s overseas offices, including the Hong Kong branch and the subsidiary bank in China totaled $694.6 million and $356.5 million, respectively, as of December 31, 2015. In comparison, loans held in the Hong Kong branch and the subsidiary bank in China totaled $423.4 million and $271.8 million, respectively, as of December 31, 2014. In total, these loans represent approximately 3% and 2% of total consolidated assets as of December 31, 2015 and 2014, respectively. These loans are included in the total loan portfolio table above.

The Company’s total loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as non-PCI loans. Acquired loans for which there was, at the acquisition date, evidence of credit deterioration are referred to as PCI loans. PCI loans are recorded net of ASC 310-30 discount and totaled $970.8 million and $1.32 billion as of December 31, 2015 and 2014, respectively. For additional details regarding PCI loans, please see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

The following table shows the contractual loan maturities by loan segments:

($ in thousands)	Within One Year	After One But Within Five Years	More Than Five Years	Total
CRE	$882,751	$3,036,903	$4,191,095	$8,110,749
C&I	4,382,593	2,974,739	1,645,675	9,003,007
Residential	75,221	287,570	4,227,123	4,589,914
Consumer	42,070	163,852	1,750,169	1,956,091
Total loans (1)	$5,382,635	$6,463,064	$11,814,062	$23,659,761

Distribution of loans to changes in interest rates:
Fixed rate loans	$550,287	$692,988	$614,031	$1,857,306
Variable rate loans	4,753,420	5,507,715	7,770,189	18,031,324
Hybrid adjustable-rate loans	78,928	262,361	3,429,842	3,771,131
Total loans (1)	$5,382,635	$6,463,064	$11,814,062	$23,659,761

(1)	Loans net of ASC 310-30 discount.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans and OREO, net. Loans are placed on nonaccrual status when they become 90 days past due or the full collection of principal or interest becomes uncertain regardless of the length of past due status. The following table presents information regarding non-PCI nonperforming assets and restructured loans as of the dates indicated:

($ in thousands)	December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans	$121,369	$100,262	$129,315	$135,490	$164,551
OREO, net	7,034	32,111	40,273	59,719	92,974
Total nonperforming assets	$128,403	$132,373	$169,588	$195,209	$257,525
Performing troubled debt restructuring (“TDR”) loans	$43,575	$68,338	$71,826	$94,580	$99,603
Non-PCI nonperforming assets to total assets	0.40%	0.46%	0.69%	0.87%	1.17%
Non-PCI nonaccrual loans to total loans held-for-investment	0.51%	0.46%	0.72%	0.91%	1.16%
Allowance for loan losses to non-PCI nonaccrual loans	218.31%	261.00%	193.08%	173.10%	131.58%

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with the Company’s policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities. Reductions can also come from borrower repayments even if the loan remains on nonaccrual. Nonaccrual loans increased by $21.1 million or 21% from $100.3 million as of December 31, 2014 to $121.4 million as of December 31, 2015. The overall increase in nonaccrual loans was largely due to three TDR commercial loans and one commercial loan where payments are current but was placed on nonaccrual during 2015 due to future cash flow concerns. This increase was partially offset by payoffs and principal paydowns in 2015. Nonaccrual loans decreased by $29.1 million or 22% from $129.3 million as of December 31, 2013 to $100.3 million as of December 31, 2014. The decrease in nonaccrual loans during the year ended December 31, 2014 was mainly due to payoffs and paydowns.

As of December 31, 2015, $69.2 million or 57% of the $121.4 million non-PCI nonaccrual loans consisted of loans which were less than 90 days past due. In comparison, approximately $41.8 million or 42% of the $100.3 million non-PCI nonaccrual loans consisted of loans which were less than 90 days past due as of December 31, 2014. For additional details regarding the Company’s non-PCI nonaccrual loans policy, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

The following table presents the accruing and nonaccruing TDR loans by loan segments as of December 31, 2015 and 2014:

($ in thousands)	December 31,
	2015		2014
	Performing TDR	Nonperforming TDR	Performing TDR	Nonperforming TDR
CRE	$11,470	$8,310	$28,364	$8,239
C&I	17,095	34,285	16,227	5,413
Residential	13,770	10,508	22,488	7,008
Consumer	1,240	—	1,259	—
Total	$43,575	$53,103	$68,338	$20,660

The $24.8 million decrease in the performing TDR loans balance to $43.6 million as of December 31, 2015 was primarily due to paydowns of CRE loans and residential performing TDR loans and the classification of one CRE loan and one residential TDR loan from performing to nonperforming in 2015. The $32.4 million increase in the nonperforming TDR loans balance was primarily due to three TDR commercial loans, as previously discussed.

Impaired loans exclude the homogeneous consumer loan portfolio which is evaluated collectively for impairment. The Company’s impaired loans predominantly include non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified in a TDR, on both accrual and nonaccrual status. Please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information regarding the Company’s TDR and impaired loan policies. As of December 31, 2015, the allowance for loan losses included $20.3 million for impaired loans with a total recorded balance of $85.8 million. As of December 31, 2014, the allowance for loan losses included $19.5 million for impaired loans with a total recorded balance of $71.7 million.

The following table presents information regarding non-PCI impaired loans as of December 31, 2015 and 2014:

($ in thousands)	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
CRE:
Income producing	$40,067	24%	$51,141	31%
Construction	14	—%	6,913	4%
Land	1,315	1%	8,460	5%
Total CRE impaired loans	41,396	25%	66,514	40%
C&I:
Commercial business	71,156	43%	38,440	23%
Trade finance	10,675	7%	6,705	4%
Total C&I impaired loans	81,831	50%	45,145	27%
Residential:
Single-family	15,012	9%	17,401	11%
Multifamily	23,727	15%	34,413	21%
Total residential impaired loans	38,739	24%	51,814	32%
Consumer	1,240	1%	1,259	1%
Total gross impaired loans	$163,206	100%	$164,732	100%

Allowance for Credit Losses

Allowance for credit losses consists of allowance for loan losses and allowance for unfunded credit reserves. Unfunded credit reserves include reserves provided for unfunded lending commitments, unissued standby letters of credit (“SBLCs”) and recourse obligations for loans sold. The allowance for credit losses is increased by the provision for credit losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. The allowance for unfunded credit reserves is included in accrued expenses and other liabilities of the Consolidated Balance Sheets. Net adjustments to the allowance for unfunded credit reserves are included in the provision for credit losses.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent loss in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of December 31, 2015, future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions. For additional details on the Company’s allowance for credit losses, including the methodologies used, please see the Critical Accounting Policies and Estimates section, Note 1 — Summary of Significant Accounting Policies and Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

The following table presents a summary of the activity in the allowance for credit losses for the periods indicated:

($ in thousands)	Year Ended December 31,
	2015	2014	2013	2012	2011
Allowance for loan losses, beginning of period	$261,679	$249,675	$234,535	$216,523	$234,633
Provision for loan losses	6,569	47,583	20,207	66,747	93,958
Gross charge-offs:
CRE	(1,545)	(3,660)	(3,737)	(28,595)	(78,803)
C&I	(20,423)	(39,984)	(8,461)	(26,792)	(30,606)
Residential	(1,686)	(1,103)	(3,197)	(7,700)	(13,323)
Consumer	(600)	(5,871)	(2,385)	(1,825)	(1,959)
Total gross charge-offs	(24,254)	(50,618)	(17,780)	(64,912)	(124,691)
Gross recoveries:
CRE	7,135	1,982	4,793	9,482	4,691
C&I	8,782	10,198	4,392	4,970	7,041
Residential	4,621	2,410	2,004	1,614	596
Consumer	427	449	1,524	111	295
Total gross recoveries	20,965	15,039	12,713	16,177	12,623
Net charge-offs	(3,289)	(35,579)	(5,067)	(48,735)	(112,068)
Allowance for loan losses, end of period	264,959	261,679	249,675	234,535	216,523

Allowance for unfunded credit reserves, beginning of period	12,712	11,282	9,437	11,000	9,952
Provision for (reversal of) unfunded credit reserves	7,648	1,575	2,157	(1,563)	1,048
Charge-offs (recoveries)	—	145	(312)	—	—
Allowance for unfunded credit reserves, end of period	20,360	$12,712	$11,282	$9,437	$11,000
Allowance for credit losses	$285,319	$274,391	$260,957	$243,972	$227,523

Average loans held-for-investment	$22,146,442	$20,105,856	$16,055,008	$14,276,729	$13,806,116
Loans held-for-investment	$23,659,761	$21,727,145	$17,873,960	$14,899,621	$14,218,215
Net charge-offs to average loans held-for-investment	0.01%	0.18%	0.03%	0.34%	0.81%
Allowance for loan losses to loans held-for-investment	1.12%	1.20%	1.40%	1.57%	1.52%
Allowance for credit losses to loans held-for-investment	1.21%	1.26%	1.46%	1.64%	1.60%

The increase in the allowance for loan losses over the five years, presented above, was primarily due to the overall growth in the loan portfolio. Along with the growth in loans, the credit quality of loans has improved over the years, with the allowance for loan losses to loans held-for-investment ratio showing a decreasing trend. Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The fluctuation in the provision for credit losses is highly dependent on the historical loss rates trend along with the net charge-offs experienced during the period. The decrease in provision for loan losses for the year ended December 31, 2015 compared to the year ended December 31, 2014, was primarily due to an overall improvement in the historical loss rate, partially offset by the growth in the loan portfolio. The increase in the allowance for unfunded credit reserves during 2015 was primarily due to the increase in the volume of unfunded lending commitments and unissued standby letters of credit.

 The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans as of the dates indicated:

($ in thousands)	December 31,
	2015		2014		2013		2012		2011
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
CRE	$81,538	35%	$72,977	31%	$72,111	32%	$72,385	36%	$70,426	40%
C&I	134,606	38%	134,598	37%	115,496	32%	107,719	32%	89,455	27%
Residential	39,295	19%	43,856	25%	50,716	27%	49,436	27%	52,250	28%
Consumer	9,520	8%	10,248	7%	11,352	9%	4,995	5%	4,392	5%
Total	$264,959	100%	$261,679	100%	$249,675	100%	$234,535	100%	$216,523	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of December 31, 2015, the Company has established an allowance of $359 thousand on $970.8 million of PCI loans. As of December 31, 2014, an allowance of $714 thousand was established on $1.32 billion of PCI loans. The allowance balances for both periods were attributed mainly to the PCI CRE loans.

Deposits

The Company offers a wide variety of deposit account products to both consumer and commercial customers. As of December 31, 2015, total deposits grew to a record of $27.48 billion, an increase of $3.47 billion or 14% from $24.01 billion as of December 31, 2014. Core deposits totaled $20.86 billion as of December 31, 2015, an increase of $2.96 billion or 17% from $17.90 billion as of December 31, 2014. Core deposits grew largely due to increases of $1.28 billion or 17% in noninterest-bearing demand deposits, $790.7 million or 31% in interest-bearing checking deposits and $614.8 million or 10% in money market accounts. All deposit categories grew in 2015, including time deposits which increased $504.2 million or 8% from $6.11 billion as of December 31, 2014 to $6.62 billion as of December 31, 2015.

Public deposits increased $1.29 billion or 75% to $3.01 billion as of December 31, 2015, from $1.72 billion as of December 31, 2014 mainly due to increases in certificates of deposit, money market deposits and interest-bearing checking deposits. A majority of the public deposits as of December 31, 2015 and 2014 are with agencies located in California, Illinois, and Texas.

Domestic time deposits of $100,000 or more were $4.72 billion, representing 17% of the total deposit portfolio as of December 31, 2015. These accounts had a weighted average interest rate of 0.67% as of December 31, 2015. The following table presents the maturity distribution of domestic time deposits of $100,000 or more:

($ in thousands)	December 31, 2015
3 months or less	$1,632,697
Over 3 months through 6 months	913,768
Over 6 months through 12 months	1,139,297
Over 12 months	1,038,413
Total	$4,724,175

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term and long-term FHLB advances and repurchase agreements.

FHLB advances increased by $702.2 million to $1.02 billion as of December 31, 2015 from $317.2 million as of December 31, 2014. The increase was primarily due to the short-term FHLB advances of $700.0 million entered during the fourth quarter of 2015 to improve the Company’s liquidity and available cash, which matured in February 2016. As of December 31, 2015, FHLB advances, excluding the short-term advances of $700.0 million, had floating interest rates ranging from 0.56% to 0.80% with remaining maturities between 3.12 to 6.86 years.

Resale and repurchase agreements are reported net pursuant to Accounting Standards Codification (“ASC”) 210-20-45, Balance Sheet Offsetting. Please see Note 5 — Securities Purchased Under Resale Agreements and Sold Under Repurchase Agreements to the Consolidated Financial Statements for additional details. As of December 31, 2015, all $450.0 million of gross repurchase agreements were eligible for netting against resale agreements, resulting in no repurchase agreements’ balances reported. As of December 31, 2014, $200.0 million out of $995.0 million of gross repurchase agreements were eligible for netting against resale agreements, resulting in a net $795.0 million of repurchase agreements reported. The $795.0 million decrease was mainly due to the extinguishment of $545.0 million of repurchase agreements that resulted in $21.8 million in extinguishment expenses in 2015, and an additional $250.0 million of resale agreements that were eligible for netting against existing repurchase agreements as of December 31, 2015. Gross repurchase agreements outstanding as of December 31, 2015 had interest rates ranging from 2.56% to 2.68% and original terms between 10.0 years and 16.5 years. The remaining maturity terms of the repurchase agreements range between seven and eight years. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for these agreements were primarily comprised of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt, consisting of junior subordinated debt and a term loan, decreased $19.7 million or 9% from $225.8 million as of December 31, 2014 to $206.1 million as of December 31, 2015.  The decrease was primarily due to payments totaling $20.0 million on the term loan.

The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and considers the value of the common stock issued by the Trusts to the Company in conjunction with these transactions. The junior subordinated debt totaled $146.1 million as of December 31, 2015, compared to $145.8 million as of December 31, 2014. The junior subordinated debt outstanding had a weighted average interest rate of 1.89% and 1.82% for the years ended December 31, 2015 and 2014, respectively, and remaining maturity terms of 19 years to 22 years as of December 31, 2015. Although trust preferred securities remain qualified at December 31, 2015 as Tier I and Tier II capital for regulatory purposes (at adjusted percentages of 25% and 75%, respectively), they will be limited to Tier II capital beginning in 2016 based on the Basel III Capital Rules as discussed in Item 1. Business — Supervision and Regulation — Capital Requirements.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month London Interbank Offering Rate (“LIBOR”) plus 150 basis points and the weighted average interest rate was 1.83% and 1.76% for the years ended December 31, 2015 and 2014, respectively. The outstanding balance of the term loan was $60.0 million and $80.0 million as of December 31, 2015 and 2014, respectively.

Related Party Transactions

In the ordinary course of business, the Company may enter into transactions with various related parties. The Company’s related party transactions were not material for the years ended December 31, 2015 and 2014.

Capital

The Company maintains an adequate capital base to support its anticipated asset growth, operating needs and credit risks and to ensure that East West and the Bank are in compliance with all regulatory capital guidelines. The Company engages in regular capital planning processes to optimize the use of available capital and to appropriately plan for future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. In addition, the Company conducts capital stress tests as part of its annual capital planning process. The stress tests enable the Company to assess the impact of adverse changes in the economy and interest rates on its capital base.

The Company’s primary source of capital is the retention of its operating earnings. Retained earnings increased $268.5 million or 17% to $1.87 billion as of December 31, 2015, compared to $1.60 billion as of December 31, 2014. The increase was primarily due to net income of $384.7 million, reduced by $116.2 million of common stock dividends. Total stockholders’ equity increased $266.8 million or 9% to $3.12 billion as of December 31, 2015, compared to $2.86 billion as of December 31, 2014. The increase was primarily due to the $268.5 million increase in retained earnings, as discussed earlier, and a $19.8 million increase in restricted stock unit activities, partially offset by the $6.0 million repurchase of 147,295 treasury shares related to shares withheld from employees’ vested restricted stock units for income tax withholdings.

Regulatory Capital and Ratios

As discussed in Item 1. Business — Supervision and Regulation — Capital Requirements, the Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain of their components).

The Basel III Capital Rules require that banking organizations maintain a minimum common equity Tier 1 (“CET1”) ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. Moreover, beginning in 2016, the rules will require banking organizations to maintain a capital conservation buffer of 2.5% above the capital minimums, phased-in over four years. When fully phased-in in 2019, the banking organizations will be required to maintain a CET1 capital ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a total capital ratio of at least 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s stockholders, customers and regulators that the Company and the Bank are financially sound. The following tables present the Company’s and the Bank’s capital ratios as of December 31, 2015 and 2014 under Basel III and the 1988 capital accord (“Basel I”) capital rules, respectively, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes. Both the Company and the Bank met all capital requirements under the Basel III Capital Rules on a fully phased-in basis.

December 31, 2015	Basel III Capital Rules
	East West	East West Bank	Minimum Regulatory Requirements	Well- Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirement
CET1 risk-based capital	10.5%	11.0%	4.5%	6.5%	7.0%
Tier 1 risk-based capital	10.7%	11.0%	6.0%	8.0%	8.5%
Total risk-based capital	12.2%	12.1%	8.0%	10.0%	10.5%
Tier 1 leverage capital	8.5%	8.8%	4.0%	5.0%	5.0%

December 31, 2014	Basel I Capital Rules
	East West	East West Bank	Minimum Regulatory Requirements	Well- Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirement
CET1 risk-based capital	N/A	N/A	N/A	N/A	7.0%
Tier 1 risk-based capital	11.0%	10.6%	4.0%	6.0%	8.5%
Total risk-based capital	12.6%	11.8%	8.0%	10.0%	10.5%
Tier 1 leverage capital	8.4%	8.2%	4.0%	5.0%	5.0%

The changes from the Basel III Capital Rules, along with the growth in the Company’s balance sheet, contributed to the $3.30 billion or 15% increase in risk weighted assets from $21.93 billion as of December 31, 2014 to $25.23 billion as of December 31, 2015. With the expiration of the shared-loss coverage for UCB and WFIB commercial loans and the termination of the shared-loss agreements on UCB and WFIB residential loans in 2015, the risk weighting for the majority of the UCB and WFIB acquired loans have increased from 20% to 100%. As of December 31, 2015, the Company’s CET1 capital, Tier 1 risk-based capital, total risk-based capital ratios and Tier 1 leverage capital ratios were 10.5%, 10.7%, 12.2% and 8.5%, respectively, well above the well-capitalized requirements of 6.5%, 8.0%, 10.0% and 5.0%, respectively.

Regulatory Matters

The Bank entered into a Written Agreement, dated November 9, 2015, with the FRB to correct less than satisfactory BSA and AML programs detailed in a joint examination by the FRB and the DBO. The Bank also entered into a related MOU with the DBO. The Written Agreement, among other things, requires the Bank to:

•
within 60 days of the Written Agreement, submit a written plan to strengthen the Board’s oversight of the Bank’s compliance with the applicable laws, rules and regulations relating to AML, including compliance with the BSA, the rules and regulations issued thereunder by the U.S. Department of Treasury, and the AML requirements of Regulation H of the Board of Governors (collectively, “BSA/AML Requirements”);

•
within 60 days of the Written Agreement, submit a written revised program for compliance with all applicable BSA/AML Requirements, which, at a minimum, will include, among other things, a system of internal controls to ensure compliance with all applicable BSA/AML Requirements and controls designed to ensure compliance with all applicable requirements relating to correspondent accounts for foreign financial institutions;

•
within 60 days of the Written Agreement, submit a written revised program for conducting appropriate levels of customer due diligence, including policies, procedures, and controls to ensure that the Bank collects, analyzes, and retains complete and accurate customer information for all account holders, including customers of the Bank’s foreign operations;

•
within 60 days of the Written Agreement, submit an enhanced written program to reasonably ensure the identification and timely, accurate and complete reporting by the Bank of all known or suspected violations of law or suspicious transactions to law enforcement and supervisory authorities as required by applicable suspicious activity reporting laws and regulations;

•
within 60 days of the Written Agreement, submit a written plan to the FRB for the full installation, testing, and activation of an effective automated transaction monitoring system to reasonably ensure the identification and timely, accurate, and complete reporting by the Bank of all known or suspected violations of law or suspicious transactions to law enforcement and supervisory authorities;

•
within 30 days following completion of the customer account remediation required by the Written Agreement, engage an independent consultant to conduct a review of, and prepare a report detailing findings relating to, account and transaction activity associated with any high risk customer accounts during a six-month period in 2014 to determine whether suspicious activity involving high risk customer accounts or transactions was properly identified and reported; and

•
within 60 days of the Written Agreement, submit a plan to enhance the Bank’s compliance with Office of Foreign Assets Control (“OFAC”) Regulations, including enhanced OFAC screening procedures and an improved methodology for assessing OFAC risks.

We believe the Bank is making progress in executing the compliance plans and programs required by the Written Agreement and MOU, although there can be no assurances that our plans and progress will be found to be satisfactory by our regulators. As a result, the Bank will continue to require significant management and third party consultant resources to comply with the Written Agreement and MOU and to address any additional findings or recommendations by the regulators. The Bank has already added significant resources to meet the monitoring and reporting obligations imposed by the Written Agreement. The Bank expects these incremental administrative and third party costs, as well as the operational restrictions imposed by the Written Agreement, to adversely affect the Bank’s results of operations.

If additional compliance issues are identified or if the regulators determine that the Bank has not satisfactorily complied with the terms of the Written Agreement, the regulators could take further actions with respect to the Bank and, if such further actions were taken, such actions could have a material adverse effect on the Bank. The operating and other conditions of the Written Agreement could lead to an increased risk of being subject to additional regulatory actions by the DBO and FRB or other government agencies, as well as additional actions resulting from future regular annual safety and soundness and compliance examinations by the federal and state regulators that downgrade the regulatory ratings of the Bank.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the course of the Company’s business, the Company may enter into or be a party to transactions that are not recorded on the balance sheet and are considered to be off-balance sheet arrangements. Off-balance sheet arrangements are any contractual arrangements whereby an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

Off-Balance Sheet Arrangements

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. The following table summarizes the Company’s commitments, commercial letters of credit and SBLCs as of December 31, 2015:

($ in thousands)	Commitments Outstanding
Loan commitments	$3,370,271
Commercial letters of credit and SBLCs	$1,293,547

 A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 14 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 16 — Employee Benefit Plans to the Consolidated Financial Statements.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations, within the categories and payment dates described below as of December 31, 2015:

($ in thousands)	Payment Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity (1)	Total
Contractual Obligations
Deposits (2)	$5,404,746	$848,248	$253,646	$110,255	$20,859,086	$27,475,981
FHLB advances (2)	700,000	—	80,035	239,389	—	1,019,424
Gross repurchase agreements (2)	—	—	—	450,000	—	450,000
Affordable housing partnership and other tax credit investment commitments	84,456	55,128	29,309	5,828	—	174,721
Long-term debt obligations (2)	20,000	40,000	—	146,084	—	206,084
Operating lease obligations (3)	28,042	46,165	32,820	53,320	—	160,347
Unrecognized tax liabilities	—	3,022	5,862	—	—	8,884
Projected cash payments for postretirement benefit plan	2,617	629	668	8,563	—	12,477
Total contractual obligations	$6,239,861	$993,192	$402,340	$1,013,439	$20,859,086	$29,507,918

(1)	Includes deposits with no defined maturity, such as noninterest-bearing demand, interest-bearing checking, money-market and savings accounts.

(2)	Amounts exclude contractual interest.

(3)	Represents the Company’s lease obligations for all rental properties.

Asset Liability and Market Risk Management

Liquidity

Liquidity refers to the Company’s ability to meet its contractual and contingent financial obligations, on or off balance sheet, as they become due. The Company’s primary liquidity management objective is to provide sufficient funding for its businesses throughout market cycles and be able to manage both expected and unexpected cash flows without adversely impacting the financial health of the Company. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets and accesses diverse funding sources including its stable core deposit base. The Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position. The ALCO regularly monitors the Company’s liquidity status and related management process, and provides regular reports to the Board.

The Company maintains liquidity in the form of cash and cash equivalents, short-term investments and available-for-sale investment securities. These assets totaled $5.43 billion and $4.01 billion, which represented 17% and 14% of total assets, as of December 31, 2015 and December 31, 2014, respectively. Traditional forms of funding such as deposits and borrowings augment these liquid assets. Total deposits amounted to $27.48 billion as of December 31, 2015, compared to $24.01 billion as of December 31, 2014, of which core deposits comprised 76% and 75% of total deposits as of December 31, 2015 and 2014, respectively. As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB of San Francisco and the Federal Reserve Bank, unsecured federal funds’ lines of credit with various correspondent banks for purchase of overnight funds, and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB of San Francisco and Federal Reserve Bank was $4.45 billion and $2.91 billion, respectively, as of December 31, 2015. The Bank’s unsecured federal funds’ lines of credit, subject to availability, was $683.0 million with correspondent banks. The Company believes that its liquidity sources are sufficient to meet all reasonable foreseeable short-term and intermediate-term needs.

During the years ended December 31, 2015, 2014 and 2013, the Company experienced net cash inflows from operating activities of $469.6 million, $392.9 million and $425.8 million, respectively. The $76.7 million increase in net cash from operating activities from $392.9 million for the year ended December 31, 2014 to $469.6 million for the year ended December 31, 2015 was mainly due to a $38.8 million increase in net income, a $305.8 million increase in non-cash charges that increased net operating cash and a $55.4 million decrease in accrued expenses and other liabilities, partially offset by a $193.7 million decrease in net cash inflow from loans held for sale and a $131.7 million increase in payments related to FDIC shared-loss agreements. The $305.8 million increase in non-cash charges was mainly due to higher deferred tax expenses. Net cash from operating activities decreased $32.9 million from $425.8 million for the year ended December 31, 2013 to $392.9 million for the year ended December 31, 2014, while net income increased $52.6 million for the year ended December 31, 2014 compared to 2013.  These differences were mainly due to $120.9 million, $96.1 million and $57.2 million increases in cash outflows related to accrued interest receivable and other assets, accrued expenses and other liabilities and payments related to FDIC shared-loss agreements, respectively, partially offset by $251.3 million increases in net cash inflow from loans held for sale.

Net cash used in investing activities totaled $3.63 billion, $2.36 billion and $2.73 billion during the years ended December 31, 2015, 2014, and 2013, respectively. The $1.27 billion increase in net cash used in investing activities during 2015 was primarily due to $1.36 billion and $500.0 million increases in net cash outflows from available-for-sale investment securities and resale agreements, respectively, partially offset by $722.3 million increase in net cash inflow from loans held-for-investment. The $375.0 million decrease in net cash used in investing activities, comparing December 31, 2014 and 2013, was primarily due to $427.4 million and $208.3 million increases in net cash inflows from available-for-sale investment securities and loans held-for-investment, respectively, partially offset by a $275.0 million increase in cash outflow from resale agreements.

During the years ended December 31, 2015, 2014 and 2013, the Company experienced net cash inflows from financing activities of $3.49 billion, $2.11 billion and $1.88 billion, respectively. Net cash inflow from financing activities in 2015 was primarily comprised of a $3.49 billion increase in deposits and $700.0 million increase in FHLB advances, partially offset by $566.8 million related to the extinguishment of repurchase agreements and $115.6 million in cash dividends paid. Net cash inflow from financing activities in 2014 was primarily comprised of a $2.28 billion increase in deposits, partially offset by $103.6 million in cash dividends paid. Net cash inflow from financing activities in 2013 was primarily comprised of a $2.10 billion increase in deposits and $100.0 million increase in long-term borrowings, partially offset by $200.0 million of treasury stock repurchases related to the Stock Repurchase Plan and $86.3 million in cash dividends paid.

As of December 31, 2015, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on its liquidity position. As of December 31, 2015, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. The Bank paid total dividends of $100.0 million to East West in January 2016 and no dividend was paid for the year ended December 31, 2015. For the year ended December 31, 2014, total dividends paid by the Bank to East West amounted to $111.6 million. Also, in January 2016, the Board declared a quarterly dividend of $0.20 per share on the Company’s common stock payable on or about February 16, 2016 to stockholders of record as of February 1, 2016.

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans, and is the primary market risk for the Company. Economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest the Company earns on assets and pays on liabilities, and the level of the noninterest bearing funding sources. In addition, changes in interest rate can influence the rate of principal prepayments on loans and speed of deposit withdrawals. Due to the pricing term mismatches and embedded options inherent in certain products, changes in market interest rates not only affect expected near-term earnings, but also the economic value of these assets and liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company’s interest rate risk and no separate quantitative information concerning these risks is presented herein.

With oversight by the Company’s Board, the ALCO coordinates the overall management of the Company’s interest rate risk. The ALCO meets regularly and is responsible for reviewing the Company’s open market positions and establishing policies to monitor and limit exposure to market risk. Management of interest rate risk is carried out primarily through strategies involving the Company’s securities portfolio, loan portfolio, available funding channels and capital market activities. In addition, the Company’s policies permit the use of off-balance sheet derivative instruments to assist in managing interest rate risk.

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

The simulation model is based on the actual maturity and re-pricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. The modeled results are highly sensitive to the deposit decay assumptions used for deposits that do not have specific maturities. The Company uses historical regression analysis of the Company’s internal deposit data as a guide to set these deposit decay assumptions. In addition, the model is also highly sensitive to certain assumptions on the correlation of the change in interest rates paid on our non-maturity deposits to changes in benchmark market interest rates, commonly referred to as deposit beta assumptions. These deposit beta assumptions are based on the Company’s historical experience. The model is also sensitive to the loan and investment prepayment assumption. This assumption, which relates to anticipated prepayments under different interest rate environments, is based on an independent model, as well as the Company’s historical prepayment experiences.

Existing investments, loans, deposits and borrowings are assumed to roll into new instruments at a similar spread relative to benchmark interest rates and internal pricing guidelines. The assumptions applied in the model are documented and supported for reasonableness. Changes to key model assumptions are reviewed by the ALCO. Due to the sensitivity of the model results to some of the assumptions noted above, the Company performs periodic testing to assess the impact of those assumptions as well as to make appropriate calibrations to the assumptions, when necessary. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change. The simulation results are highly dependent on these assumptions. To the extent actual behavior is different from the assumptions in the models, there could be a change in interest rate sensitivity.

The following table presents the Company’s net interest income and economic value of equity (“EVE”) sensitivity exposure at December 31, 2015 and December 31, 2014 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)		EVE Volatility (2)
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
+200	18.5%	15.5%	9.8%	9.5%
+100	9.6%	7.6%	5.3%	4.8%
-100	(4.0)%	(1.1)%	(4.2)%	(2.0)%
-200	(4.6)%	(1.4)%	(6.9)%	(3.4)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

Twelve-Month Net Interest Income Simulation

The Company’s estimated twelve-month net interest income sensitivity increased at December 31, 2015, compared to December 31, 2014, for both upward interest rate scenarios. In a simulated downward rate scenario, sensitivity increased slightly at December 31, 2015, compared to December 31, 2014, but remained relatively flat overall for both downward interest rate scenarios, mainly due to rates being at or near the floor rate in the current rate environment. The net interest income simulation results indicate that at both December 31, 2015 and December 31, 2014, the Company was asset sensitive over the twelve-month forecast horizon in a rising rate environment. This was primarily due to approximately 76% of the Company’s customer deposit portfolio being comprised of less rate-sensitive core deposits and approximately 87% of the Company’s loan portfolio being comprised of loans with maturity or repricing terms of less than one year. The increase in asset sensitivity between December 31, 2015 and December 31, 2014 was primarily due to changes in the balance sheet mix, offset by certain prepayments of some of the Company’s long term borrowing positions, and a change in the assumptions with regards to repricing of money market deposits in a rising rate environment which the Company included in the first quarter of 2015.

Under most rising interest rate environments, the Company would expect some customers to move balances in demand deposits into higher interest-bearing deposits such as money market, savings, or time deposits. The models are particularly sensitive to the assumption about the rate of such migration. The following table presents the Company’s net interest income sensitivity as of December 31, 2015 for the +100 and +200 interest rate scenarios assuming a $1.00 billion and $2.00 billion demand deposit migration:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility
	$1.00 Billion Migration 12 Months	$2.00 Billion Migration 12 Months
+200	15.6%	12.8%
+100	7.8%	6.0%

EVE at Risk

The Company’s EVE at risk increased as of December 31, 2015, compared to December 31, 2014, for both upward interest rate scenarios. In the simulated downward interest rate scenarios, sensitivity increased for both interest rate scenarios. Overall, sensitivity in the downward interest rate scenarios remained relatively flat at (4.2)% and (6.9)% of the base level as of December 31, 2015 in declining rate scenarios of 100 basis points and 200 basis points, respectively. The change in sensitivity between December 31, 2015 and December 31, 2014 was primarily due to general changes in the mix of interest-earning assets and interest-bearing liabilities. In addition, the Bank adjusted the deposit decay assumption as a result of its annual update, which lengthened the deposit life of some of the Bank’s non-maturity deposits. Lower interest rates during the year also contributed to the decline in EVE at risk, as lower interest rates serve to lengthen the life of indeterminate maturity deposits and shorten the life of mortgage-related assets and, together, increase asset sensitivity.

The Company’s net interest income and EVE profile as of December 31, 2015, as set forth in the net interest income and EVE tables above, reflects an asset sensitive net interest income position and an asset sensitive EVE position in an upward interest rate scenario. However, in a downward rate environment, the Company tends to see lower net interest income and EVE as projected in the volatility table above. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by non-interest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest income increases when interest rates increase and decreases when interest rates decrease. As of December 31, 2015, the federal funds target rate was at a range of 0.25% to 0.50% compared to a range of 0% to 0.25% as of December 31, 2014. Further decline in interest rates are not expected to significantly reduce earning asset yield or liability costs, nor have a meaningful impact on net interest income. As of December 31, 2015 and 2014, the Company showed a slight increase in its sensitivity in a downward 100 and downward 200 basis points decrease in interest rate, respectively. However, given the current low rate environment, this is not particularly meaningful. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates or foreign currency exchange rates. However, the Company will, from time to time, enter into derivatives in order to reduce its exposure to market risks, including interest rate risk and foreign currency risk. The Company believes these transactions, when properly structured and managed, may provide a hedge against inherent risk in our assets or liabilities and against risk in specific transactions. Hedging transactions may be implemented using swaps, caps, floors, financial futures, forwards, and options. Prior to entering into any hedging activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies.

As of December 31, 2015 and 2014, the Company had seven cancellable interest rate swaps with original terms between 20 and 25 years. The objective of these interest rate swap contracts, which were designated as fair value hedges, was to obtain low-cost floating rate funding on the Company’s brokered certificate deposits (“CDs”). At December 31, 2015, the swap contracts called for the Company to receive a fixed interest rate and pay a variable interest rate. As of December 31, 2015 and 2014, the notional amount of the Company’s brokered CD interest rate swaps was $112.9 million and $132.7 million, respectively. The fair value was a liability of $5.2 million and $9.9 million as of December 31, 2015 and 2014, respectively. During 2015, in order to maintain hedge effectiveness due to the decline in the CD balance from early withdrawals, a notional amount of $19.8 million was canceled, the hedges dedesignated and simultaneously redesignated as new hedges.

The Company also offers various interest rate derivative products to clients. When derivative transactions are executed with clients, the derivative contracts are offset by paired trades with registered swap dealers. These contracts allow borrowers to lock in attractive intermediate and long term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to specific Company assets or liabilities in the Consolidated Balance Sheets or to forecasted transactions in a hedge relationship and, therefore, are economic hedges and hedge accounting does not apply.  The contracts are marked to market each reporting period with changes in fair value recorded as part of other noninterest income in the Consolidated Statements of Income. Fair values are determined from verifiable third-party sources that have considerable experience with derivative markets. The Company provides data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. As of December 31, 2015 and 2014, the Company had entered into derivative contracts with clients and offsetting derivative contracts with counterparties having a notional balance totaling $6.49 billion and $4.86 billion, respectively. Since these contracts are primarily back-to-back interest rate swaps, the Company’s net exposure as of December 31, 2015 and 2014 to interest rate derivative contracts was $110 thousand and $245 thousand liability, respectively.

The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of allowing its clients to hedge transactions in foreign currencies from fluctuations in foreign exchange rates and also to allow the Company to economically hedge against foreign exchange fluctuations in certain CDs and loans that it offers to its customers that are denominated in foreign currencies. These transactions are economic hedges and the Company does not apply hedge accounting. The Company’s policies also permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Act. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls. As of December 31, 2015 and 2014, the Company’s outstanding foreign exchange contracts that were not designated as hedging instruments, totaled $653.0 million and $680.6 million, respectively. The fair value of the foreign exchange contracts included in other assets and other liabilities totaled $10.2 million and $9.4 million, respectively as of December 31, 2015 and $8.1 million and $9.2 million, respectively as of December 31, 2014.

On November 10, 2015, the Company entered into two foreign exchange contracts, which were designated as net investment hedges to mitigate the risk of adverse changes in the USD-RMB exchange rate to hedge a portion of the Company’s net investment in its subsidiary, East West Bank (China) Limited. As of December 31, 2015, the Company’s currency hedge has a notional value of $560.0 million RMB or $86.6 million USD equivalent with a net positive fair value of $2.4 million USD. The contracts have a weighted average strike price of 6.467 RMB to USD and expire in March 2016.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 7 — Derivatives to the Notes to Consolidated Financial Statements in Item 8 of this Report, which is incorporated here by reference.

Critical Accounting Policies and Estimates

Significant accounting policies are described in Note 1—Summary of Significant Accounting Policies to the Consolidated Financial Statements presented elsewhere in this report. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, some accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. The Company has established procedures and processes to facilitate making the judgments necessary to prepare financial statements.

Certain accounting policies are considered to have critical effect on the Company’s Financial Statements in our judgment. The following is a discussion of the critical accounting policies including significant estimates. In each area, the Company has identified the most important variables in the estimation process. The Company has used the best information available to make the estimations necessary for the related assets and liabilities. Actual performance that differs from the Company’s estimates and future changes in the key variables could change future valuations and impact the results of operations.

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

For a complete discussion on the Company’s fair value hierarchy of financial instruments, fair value measurement techniques and assumptions, and the impact on the Consolidated Financial Statements, please see Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements.

Available-for-Sale Investment Securities

The fair value of the available-for-sale investment securities are generally determined by independent external pricing service providers and/or by comparison to an average of quoted market prices obtained from independent external brokers. The Company performs a monthly analysis on the broker quotes and pricing service values received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies used for fair value measurement, review of pricing trends, and monitoring of trading volumes. The Company ensures prices received from independent brokers represent a reasonable estimate of the fair value through the use of observable market inputs including comparable trades, yield curves, spreads and, when available, market indices. As a result of this analysis, the price received from the third party is adjusted accordingly if the Company determines that there is a more appropriate fair value based upon the available market data. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize proprietary models with observable market based inputs. Additionally, the majority of these independent broker quotations are non-binding.

The Company considers available information relevant to the collectability of the securities, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows in making its OTTI assessment for its portfolio of trust preferred securities. The Company considers factors such as remaining payment terms of the securities, prepayment speeds, expected defaults, the financial condition of the issuer(s), and the value of any underlying collateral.

PCI Loans

In situations where PCI loans have similar risk characteristics, PCI loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The cash flows expected over the life of the pools are estimated by an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows.

Allowance for Credit Losses

The Company’s methodology to determine the overall appropriateness of the allowance for credit losses is based on a classification migration model with quantitative factors and qualitative considerations. The migration model examines pools of loans having similar characteristics and analyzes their loss rates over a historical period. The Company assigns loss rates to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be entirely indicative of the actual or inherent loss potential. Additionally, the Company utilizes qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model. Qualitative and environmental factors are reflected as percentage adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance for each loan pool. The evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. Additionally, non-classified loans are also considered in the allowance for loan losses calculation and are factored in based on the historical loss experience adjusted for various qualitative factors.

Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, probability of commitment usage, and other factors. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, geographic concentrations, credit risk factors for loans outstanding to the customers, and the terms and expiration dates of the unfunded credit facilities.

As the Company adds new products, increases the complexity of the loan portfolio, and expands the geographic coverage, the Company will continue to enhance the methodology to keep pace with the size and complexity of the loan portfolio and the changing credit environment. Changes in any of the factors cited above could have a significant impact on the credit loss calculation. The Company believes that the methodologies currently employed continue to be appropriate given the Company’s size and level of complexity. For additional information on allowance for credit losses, please see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements presented elsewhere in this report.

Goodwill Impairment

Under ASC 350, Intangibles — Goodwill and Other, goodwill is required to be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company’s major operating segments identified in Note 20 — Business Segments to the Consolidated Financial Statements presented elsewhere in this report). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. In order to determine the fair value of the reporting units, a combined income approach and market approach is used. Under the income approach, the Company provided a net income projection and a terminal growth rate to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value is calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks are used to calculate the market price of the Company and each reporting unit. The fair value is also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. Under the combined income and market approach, the value from each approach is weighted based on management’s perceived risk of each approach to determine the fair value. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. For complete disclosure, please see Note 10 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements presented elsewhere in this report.

Income Taxes

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

A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state NOLs. Accordingly, a valuation allowance has been recorded for these amounts. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with the standards of ASC 740-10, Income Taxes.

Recently Issued Accounting Standards
For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting standards, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, please see Item 7. Management’s Discussion and Analysis — Asset Liability and Market Risk Management of the Financial Condition and Results of Operations in Part II and Note 7 — Derivatives to the Consolidated Financial Statements in Part IV of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

East West Bancorp, Inc.:

We have audited the accompanying Consolidated Balance Sheets of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2015. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 26, 2016

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$1,360,887	$1,039,885
Short-term investments	299,916	338,714
Securities purchased under resale agreements (“resale agreements”)	1,600,000	1,225,000
Available-for-sale investment securities, at fair value	3,773,226	2,626,617
Loans held for sale	31,958	45,950
Loans held-for-investment (net of allowance for loan losses of $264,959 in 2015 and $261,679 in 2014)	23,378,789	21,468,270
Investment in Federal Home Loan Bank (“FHLB”) stock, at cost	28,770	31,239
Investment in Federal Reserve Bank stock, at cost	54,932	54,451
Investments in qualified affordable housing partnerships, net (1)	193,978	178,962
Premises and equipment (net of accumulated depreciation of $100,060 in 2015 and $85,409 in 2014)	166,993	180,900
Goodwill	469,433	469,433
Other assets (1)	992,040	1,084,171
TOTAL (1)	$32,350,922	$28,743,592
LIABILITIES
Customer deposits:
Noninterest-bearing	$8,656,805	$7,381,030
Interest-bearing	18,819,176	16,627,744
Total deposits	27,475,981	24,008,774
FHLB advances	1,019,424	317,241
Securities sold under repurchase agreements (“repurchase agreements”)	—	795,000
Long-term debt	206,084	225,848
Accrued expenses and other liabilities	526,483	540,618
Total liabilities	29,227,972	25,887,481
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 164,246,517 and 163,772,218 shares issued in 2015 and 2014, respectively.	164	164
Additional paid in capital	1,701,295	1,677,767
Retained earnings (1)	1,872,594	1,604,141
Treasury stock at cost—20,337,284 shares in 2015 and 20,189,989 shares in 2014.	(436,162)	(430,198)
Accumulated other comprehensive (loss) income (“AOCI”), net of tax	(14,941)	4,237
Total stockholders’ equity (1)	3,122,950	2,856,111
TOTAL (1)	$32,350,922	$28,743,592

(1)
Prior period was restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects Accounting Standards Update (“ASU”) 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data, shares in thousands)

	Year Ended December 31,
	2015	2014	2013
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$968,625	$1,059,205	$979,394
Available-for-sale investment securities	41,375	44,684	43,846
Resale agreements	19,799	20,323	21,236
Investment in FHLB and Federal Reserve Bank stock	6,077	6,272	6,869
Due from banks and short-term investments	17,939	23,214	17,340
Total interest and dividend income	1,053,815	1,153,698	1,068,685
INTEREST EXPENSE
Customer deposits	73,505	65,486	63,496
Short-term borrowings	58	—	6
FHLB advances	4,270	4,116	4,173
Repurchase agreements	20,907	38,395	41,381
Long-term debt	4,636	4,823	3,436
Total interest expense	103,376	112,820	112,492
Net interest income before provision for credit losses	950,439	1,040,878	956,193
Provision for credit losses	14,217	49,158	22,364
Net interest income after provision for credit losses	936,222	991,720	933,829
NONINTEREST INCOME (LOSS)
Branch fees	39,495	37,866	32,036
Letters of credit fees and foreign exchange income	38,985	37,323	34,774
Ancillary loan fees	15,029	10,616	9,368
Wealth management fees	18,268	16,162	10,878
Derivative commission income	16,193	12,753	8,813
Changes in Federal Deposit Insurance Corporation (“FDIC”) indemnification asset and receivable/payable	(37,980)	(201,417)	(228,585)
Net gains on sales of loans	24,874	39,132	7,750
Net gains on sales of available-for-sale investment securities	40,367	10,851	12,089
Other fees and other operating income	28,152	25,000	20,409
Total noninterest income (loss)	183,383	(11,714)	(92,468)
NONINTEREST EXPENSE
Compensation and employee benefits	262,193	231,838	175,906
Occupancy and equipment expense	61,292	63,815	56,641
Amortization of tax credit and other investments (1)	36,120	44,092	5,973
Amortization of premiums on deposits acquired	9,234	10,204	9,365
Deposit insurance premiums and regulatory assessments	18,772	21,922	16,550
Deposit related expenses	9,582	7,536	6,536
Other real estate owned (“OREO”) income	(8,914)	(3,591)	(1,128)
Legal expense	16,373	53,018	31,718
Data processing	10,185	15,888	9,095
Consulting expense	17,234	8,511	6,446
Repurchase agreements’ extinguishment costs	21,818	—	—
Other operating expense	86,995	79,750	77,113
Total noninterest expense (1)	540,884	532,983	394,215
INCOME BEFORE INCOME TAXES (1)	578,721	447,023	447,146
INCOME TAX EXPENSE (1)	194,044	101,145	153,822
NET INCOME (1)	384,677	345,878	293,324
PREFERRED STOCK DIVIDENDS	—	—	3,428
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS (1)	$384,677	$345,878	$289,896
EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC (1)	$2.67	$2.42	$2.10
DILUTED (1)	$2.66	$2.41	$2.09
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	143,818	142,952	137,342
DILUTED	144,512	143,563	139,574
DIVIDENDS DECLARED PER COMMON SHARE	$0.80	$0.72	$0.60

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (1)	$384,677	$345,878	$293,324
Other comprehensive (loss) income, net of tax:
Net change in unrealized (losses) gains on available-for-sale investment securities	(10,381)	34,696	(35,128)
Foreign currency translation adjustments	(8,797)	—	—
Other comprehensive (loss) income	(19,178)	34,696	(35,128)
COMPREHENSIVE INCOME (1)	$365,499	$380,574	$258,196

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except share data)

	Preferred Stock and Additional Paid-in Capital		Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, net of tax	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2013 (1)	85,710	$83,027	140,294,092	$1,464,896	$1,155,697	$(322,298)	$4,669	$2,385,991
Net income (1)	—	—	—	—	293,324	—	—	293,324
Other comprehensive loss	—	—	—	—	—	—	(35,128)	(35,128)
Stock compensation costs	—	—	—	13,548	—	—	—	13,548
Tax benefit from stock compensation plans, net	—	—	—	5,522	—	—	—	5,522
Net activity of common stock pursuant to various stock compensation plans and agreements	—	—	(230,469)	4,840	—	(14,989)	—	(10,149)
Preferred stock dividends	—	—	—	—	(3,428)	—	—	(3,428)
Common stock dividends	—	—	—	—	(83,315)	—	—	(83,315)
Conversion of Series A preferred stock into common stock	(85,710)	(83,027)	5,594,080	83,027	—	—	—	—
Purchase of treasury stock pursuant to the Stock Repurchase Plan	—	—	(8,026,807)	—	—	(199,992)	—	(199,992)
BALANCE, DECEMBER 31, 2013 (1)	—	$—	137,630,896	$1,571,833	$1,362,278	$(537,279)	$(30,459)	$2,366,373
Net income (1)	—	—	—	—	345,878	—	—	345,878
Other comprehensive income	—	—	—	—	—	—	34,696	34,696
Stock compensation costs	—	—	—	13,883	—	—	—	13,883
Tax benefit from stock compensation plans, net	—	—	—	6,513	—	—	—	6,513
Net activity of common stock pursuant to various stock compensation plans and agreements	—	—	368,240	7,803	—	(10,705)	—	(2,902)
Common stock dividends	—	—	—	—	(104,015)	—	—	(104,015)
Issuance of common stock pursuant to MetroCorp Bancshares, Inc. (“MetroCorp”) acquisition	—	—	5,583,093	73,044	—	117,786	—	190,830
Warrant acquired pursuant to MetroCorp acquisition	—	—	—	4,855	—	—	—	4,855
BALANCE, DECEMBER 31, 2014 (1)	—	$—	143,582,229	$1,677,931	$1,604,141	$(430,198)	$4,237	$2,856,111
Net income	—	—	—	—	384,677	—	—	384,677
Other comprehensive loss	—	—	—	—	—	—	(19,178)	(19,178)
Stock compensation costs	—	—	—	16,502	—	—	—	16,502
Tax benefit from stock compensation plans, net	—	—	—	3,291	—	—	—	3,291
Net activity of common stock pursuant to various stock compensation plans and agreements	—	—	327,004	3,735	—	(5,964)	—	(2,229)
Common stock dividends	—	—	—	—	(116,224)	—	—	(116,224)
BALANCE, DECEMBER 31, 2015	—	$—	143,909,233	$1,701,459	$1,872,594	$(436,162)	$(14,941)	$3,122,950

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (1)	$384,677	$345,878	$293,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	80,583	96,057	79,873
(Accretion) of discount and amortization of premiums, net	(63,770)	(184,318)	(245,665)
Changes in FDIC indemnification asset and receivable/payable	37,980	201,417	228,585
Stock compensation costs	16,502	13,883	13,548
Deferred tax expenses (benefit)	261,214	(147,868)	(42,836)
Tax benefit from stock compensation plans, net	(3,291)	(6,513)	(5,522)
Provision for credit losses	14,217	49,158	22,364
Net gains on sales of loans	(24,874)	(39,132)	(7,750)
Net gains on sales of available-for-sale investment securities	(40,367)	(10,851)	(12,089)
Net gains on sales of OREO and premises and equipment	(14,646)	(14,056)	(10,385)
Originations and purchases of loans held for sale	(623)	(92,475)	(99,688)
Proceeds from sales and paydowns/payoffs in loans held for sale	3,174	288,706	44,627
Repurchase agreements’ extinguishment costs	21,818	—	—
Net (payments to) proceeds from FDIC shared-loss agreements	(132,999)	(1,343)	55,826
Net change in accrued interest receivable and other assets (1)	(86,643)	(67,472)	53,405
Net change in accrued expenses and other liabilities	16,785	(38,586)	57,527
Other net operating activities	(113)	413	701
Total adjustments (1)	84,947	47,020	132,521
Net cash provided by operating activities	469,624	392,898	425,845
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash paid	—	138,465	—
Net (increase) decrease in:
Loans receivable	(3,512,004)	(3,396,728)	(2,458,694)
Short-term investments	30,140	(81,241)	108,905
Investments in qualified affordable housing partnerships, tax credit and other investments	(95,074)	(87,925)	(42,149)
Purchases of:
Resale agreements	(1,675,000)	(925,000)	(450,000)
Available-for-sale investment securities	(3,547,193)	(960,135)	(1,316,764)
Loans receivable	(49,458)	(20,783)	(680,821)
Premises and equipment	(6,555)	(11,853)	(88,108)
Proceeds from sale of:
Available-for-sale investment securities	1,669,334	623,689	663,569
Loans receivable	1,722,665	856,434	370,171
OREO	41,050	70,936	64,312
Paydowns and maturities of resale agreements	1,050,000	800,000	600,000
Repayments, maturities and redemptions of available-for-sale investment securities	734,934	554,742	444,057
Redemption of FHLB stock	13,086	33,801	44,945
Surrender of life insurance policies	156	49,480	—
Other net investing activities	(3,962)	(3,775)	5,731
Net cash used in investing activities	(3,627,881)	(2,359,893)	(2,734,846)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	3,492,603	2,277,007	2,103,564
Short-term borrowings	—	—	(20,000)
Proceeds from:
Increase in long-term borrowings	—	—	100,000
FHLB advances	700,000	—	—
Issuance of common stock pursuant to various stock plans and agreements	2,835	6,794	3,054
Payments for:
Repayment of FHLB advances	—	(10,000)	—
Repayment of long-term debt	(20,000)	(30,310)	(10,310)
Extinguishment of repurchase agreements	(566,818)	(25,000)	—
Repurchase of vested shares due to employee tax liability	(5,964)	(10,326)	(13,833)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	—	—	(199,992)
Cash dividends	(115,641)	(103,618)	(86,290)
Tax benefit from stock compensation plans, net	3,291	6,513	5,522
Net cash provided by financing activities	3,490,306	2,111,060	1,881,715
Effect of exchange rate changes on cash and cash equivalents	(11,047)	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	321,002	144,065	(427,286)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,039,885	895,820	1,323,106
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,360,887	$1,039,885	$895,820

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2015	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$105,831	$112,695	$112,169
Income tax (refunds) payments	$(18,601)	$321,177	$142,980
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	$1,686,294	$837,389	$97,065
Transfers to OREO	$9,296	$47,547	$43,989
Conversion of preferred stock to common stock	$—	$—	$83,027
Loans to facilitate sales of OREO	$1,750	$2,000	$139
Issuance of common stock related to acquisition	$—	$190,830	$—

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and small to mid-size businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. As of December 31, 2015, the Company operated over 130 locations worldwide, included in the United States markets of California, Georgia, Massachusetts, Nevada, New York, Texas and Washington. In Greater China, the Company’s presence includes five full-service branches in Hong Kong, two in Shanghai, including one in the China (Shanghai) Pilot Free Trade Zone, Shantou and Shenzhen, and five representative offices in Beijing, Chongqing, Guangzhou, Taipei and Xiamen.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accounting and reporting policies of the Company conform with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and general practices in the banking industry. To prepare the Consolidated Financial Statements in conformity with U.S. GAAP, management must make estimates based on conditions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements and income and expenses during the reporting period and the related disclosures. Actual results could differ from those estimates. Certain items in the Consolidated Financial Statements and notes for the prior years have been reclassified to conform to the 2015 presentation.

The Company restated financial statements for prior periods to reflect the impact of the retrospective application of ASU 2014-01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for details.

Principles of Consolidation — The Consolidated Financial Statements include the accounts of East West and its wholly owned subsidiaries, East West Bank and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation. East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”), one of which was the result of the acquisition of MetroCorp during the three months ended March 31, 2014, as discussed in Note 2 — Business Combination to the Consolidated Financial Statements. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, the Trusts are not included in the Consolidated Financial Statements.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, cash items in transit, cash due from other financial institutions, interest-bearing deposits in other banks, and bank placements, with original maturities up to 90 days.

Short-Term Investments — Short-term investments include interest-bearing deposits in other banks and other short-term investments with original maturities greater than 90 days and less than one year.

Resale Agreements and Repurchase Agreements — Resale agreements are recorded at the balances at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Collateral accepted includes securities that are not recognized on the Consolidated Balance Sheets. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheets against the related collateralized liability. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party but is usually delivered to and held by the third party trustees.

Available-for-Sale Investment Securities — The Company holds debt securities and marketable equity securities in its investment portfolio classified as available-for-sale investment securities and reported at fair value. Unrealized gains and losses, after applicable income taxes, are reported in AOCI. Amortization of premiums and accretion of discounts on available-for-sale investment securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

For each reporting period, all securities that are in an unrealized loss position are analyzed as part of the Company’s ongoing assessment of other-than-temporary impairment (“OTTI”). In determining whether an impairment is other than temporary, the Company considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, changes in the securities’ ratings and other qualitative factors, as well as whether the Company either plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of the amortized cost. If the impairment of the available-for-sale debt security is credit-related, an OTTI loss is recorded in earnings. For available-for-sale debt securities, the non-credit-related impairment loss is recognized in AOCI. If the Company intends to sell an available-for-sale debt security or believes it will be more-likely-than-not required to sell a security, the Company records the full amount of the impairment loss as an OTTI loss. Available-for-sale marketable equity securities are carried at fair value with net unrealized gains and losses included in AOCI on an after-tax basis. If there is the other-than-temporary decline in the fair value of any individual available-for-sale marketable equity security, the cost basis is reduced and the Company reclassifies the associated net unrealized loss out of AOCI with a corresponding charge to the Consolidated Statements of Income.

Loans Held for Sale — Loans held for sale are carried at the lower of cost or market (“LOCOM”). When a determination is made at the time of commitment to originate loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic review under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans would be transferred from the loans held-for-investment portfolio to the loans held for sale portfolio at LOCOM. Origination fees on loans held for sale, net of certain costs of processing and closing the loans, are deferred until the time of sale and are included in the computation of the gain or loss from the sale of the related loans. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income.
Loans Held-for-Investment — Loans receivable that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net of deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amounts outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Generally, loans are placed on nonaccrual status when they become 90 days past due or the full collection of principal or interest becomes uncertain regardless of the length of past due status. Once a loan is placed on nonaccrual status, interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.
Troubled Debt Restructurings — A loan is classified as a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The concessions may be granted in various forms, including a below-market change in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B notes. In A/B note restructurings, the original note is bifurcated into two notes where the A note represents the portion of the modified original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full and the B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B note balance is comprised of the A note balance only. A notes are not disclosed as TDRs in subsequent years after the year of restructuring, if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, the loan is not impaired based on the terms specified by the restructuring agreement and has demonstrated a period of sustained performance under the modified terms.

TDRs may be designated as performing or nonperforming. A TDR may be designated as performing if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification, if prior performance has met or exceeded the modified terms. A loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance. TDRs are included in the impaired loan quarterly valuation allowance process. Please refer to Impaired Loans below for a complete discussion.

Impaired Loans — The Company’s loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories. Classified loans in the heterogeneous category are identified and evaluated for impairment on an individual basis. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all scheduled payments of principal or interest due according to the contractual terms of the loan agreement. Factors considered by management in determining and measuring loan impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for residential, commercial real estate (“CRE”) and commercial and industrial (“C&I”) loans based on the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan and the loan is classified as nonperforming and uncollectible, the deficiency is charged off against the allowance for loan losses. If the loan is a performing TDR, the deficiency is included in the specific reserves of the allowance for loan losses, as appropriate. In general, consumer loans consist of homogeneous smaller balance loans and are collectively evaluated for impairment. The Company’s impaired loans predominantly include non-purchased credit impaired (“non-PCI”) loans held-for-investment on nonaccrual status and any non-PCI loans modified in a TDR, on both accrual and nonaccrual status.

Allowance for Credit Losses — The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit reserves. Unfunded credit reserves include reserves provided for unfunded lending commitments, unissued standby letters of credit and recourse obligations for loans sold. The allowance for loan losses is established as management’s estimate of probable losses inherent in the Company’s lending activities. The allowance for loan losses is increased by the provision for loan losses and decreased by net charge-offs when management believes the uncollectability of a loan is confirmed. The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans.

The allowance for loan losses on non-PCI loans consists of specific reserves and general reserves. The Company’s non-PCI loans fall into heterogeneous and homogeneous categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserves. General reserves are calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. The residential and CRE segments’ predominant risk characteristics are the collateral and the geographic locations of the properties collateralizing the loans. The risk is qualitatively assessed based on the total real estate loan concentration in those geographic areas. The C&I segment’s predominant risk characteristics are the global cash flows of the borrowers and guarantors and economic and market conditions. Consumer loans are largely comprised of home equity lines of credit (“HELOCs”) for which the predominant risk characteristic is the real estate collateral securing the loans.

The Company also maintains an allowance for loan losses on purchased credit impaired (“PCI”) loans when there is deterioration in credit quality subsequent to acquisition. Based on the Company’s estimates of cash flows expected to be collected, the Company establishes an allowance for the PCI loans, with a charge to income through the provision for loan losses.

When determined uncollectible, it is the Company’s policy to promptly charge off the difference in the outstanding loan balance and the fair value of the collateral or the discounted value of expected cash flows. Recoveries are recorded when payment is received on loans that were previously charged off through the allowance for loan losses. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

The allowance for unfunded credit reserves is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for loan losses is reported separately on the Consolidated Balance Sheets, whereas the allowance for unfunded credit reserves is reported in accrued expenses and other liabilities. The provision for credit losses is reported in the Consolidated Statements of Income.

PCI Loans — Acquired loans, in accordance with ASC 805, Business Combinations, are recorded at fair value as of acquisition date. A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that the Company would be unable to collect all contractually required payments and is accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

The amount of expected cash flows over the initial investment in the loan represents the “accretable yield,” which is recognized as interest income on a level yield basis over the life of the loan. The excess of total contractual cash flows over the cash flows expected to be received at origination is deemed the “nonaccretable difference.” In estimating the nonaccretable difference, the Company (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value that are significant and probable are adjusted through the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date that are probable are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.
Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — The Company records its investments in qualified affordable housing partnerships, net using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in the Consolidated Statements of Income as a component of income tax expense. The Company records investments in tax credit and other investments, net, using either the equity method or cost method of accounting. Investments that are recorded using the cost method are being amortized over the life of the related tax credits. The tax credits are recognized on the Consolidated Financial Statements to the extent they are utilized on the Company’s income tax returns. The investments are reviewed for impairment on an annual basis or on an interim basis, if an event occurs that would trigger potential impairment.
Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired, as a result of various past acquisitions. Goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Premiums on deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized over the projected useful lives of the deposits, which is typically 7 to 15 years. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment on goodwill and premiums on deposits is recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Premises and Equipment, net — The Company’s premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings and building improvements	25 years
Furniture, fixtures and equipment	3 to 7 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

The Company reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

Long-Term Debt — Long-term debt consists of junior subordinated debt and a term loan. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts, and third parties hold the fixed and variable rate capital securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory reporting purposes. Although trust preferred securities still qualify as of December 31, 2015 as Tier I and Tier II capital for regulatory purposes (at adjusted percentages of 25% and 75% respectively), they will be limited to Tier II capital beginning in 2016 per the relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Stock-Based Compensation — The Company issues stock-based compensation to certain employees, officers, and directors. The Company accounts for stock-based awards to employees, officers, and directors in accordance with the provisions of ASC 505, Equity, and ASC 718, Compensation — Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.

The Company grants nonqualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), which include a service condition for vesting. Additionally, some of the Company’s RSAs and RSUs include a company financial performance requirement for vesting. The stock option awards vest between three to four years from the grant date. RSAs vest ratably over three years, cliff vest after three years, or vest at a rate of 50% each at the fourth and fifth year of continued employment from the date of the grant. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

The fair values of stock options are estimated based on the date of grant using the Black-Scholes option pricing model. For time-based RSAs and RSUs, the grant-date fair value is measured at the fair value of the Company’s common stock as if the RSA or RSU are vested and issued on the date of grant. For performance based RSAs and RSUs, the grant date fair value considers the performance conditions. As stock-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and are reviewed annually for reasonableness. If the estimated forfeitures are revised, a cumulative effect of a change in estimated forfeitures for current and prior periods is recognized in compensation expense in the period of change.

Earnings Per Share (“EPS”) — The Company applies the two-class method in computing EPS. The Company’s restricted stock, which receives dividends as declared, qualifies as participating securities. RSUs granted by the Company are not considered participating securities, as they do not have dividend distribution rights during the vesting period. Basic EPS is computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of common shares outstanding during each period. The computation of diluted EPS reflects the additional dilutive effect of common stock equivalents such as RSUs, stock options and warrants.

Derivatives — As part of the asset and liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate and foreign currency risks. Derivatives utilized by the Company include swaps, forwards and option contracts. All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the Consolidated Balance Sheets at fair value. The Company uses accounting hedges as either fair value hedges or hedges of net investments in certain foreign operations. Changes in the fair value of derivatives designated as fair value hedges are recorded as earnings. Changes in fair value of derivatives used as hedges of the net investments in foreign operations, to the extent effective, are recorded as a component of AOCI. The Company’s interest rate swaps on certain certificates of deposit qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging. The Company also uses derivatives to hedge certain net investments in foreign operations.

To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged. The Company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. This includes designating the derivative contract as a “fair value hedge” which is a hedge of a recognized asset or liability.  All derivatives designated as fair value hedges are linked to specific hedged items or to groups of specific assets and liabilities on the balance sheet.  Both at inception and quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged item. Retroactive effectiveness is also assessed, as well as the continued expectation that the hedge will remain effective prospectively.  Any ineffective portion of the changes of fair value hedges is reported in earnings.

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value, (ii) a derivative expires or is sold, terminated, or exercised, or (iii) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a fair value hedge derivative instrument is terminated or the hedge designation is removed, the previous adjustments to the carrying amount of the hedged liability would be subsequently accounted for in the same manner as other components of the carrying amount of that liability. For interest-bearing liabilities, such adjustments would be amortized into earnings over the remaining life of the respective liability. When the hedged net investment is either sold or substantially liquidated, the effective portion of the changes in the fair value of the derivatives are reclassified out of AOCI into earnings.

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

Fair Value — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, in many cases, requires management to make a number of significant judgments. Based on the observable inputs used in the valuation techniques, the Company classifies its assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under ASC 820, Fair Value Measurements. The Company records certain financial instruments such as available-for-sale investment securities, derivative assets and liabilities at fair value on a recurring basis. Certain financial statement line items such as impaired loans, loan held for sale, and OREO are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements generally involve assets that are periodically evaluated for impairment.

Foreign Currency Translation — The Company revalues assets, liabilities, revenue and expense denominated in non-U.S. currencies into U.S. Dollars (“USD”) using applicable exchange rates. Gains and losses relating to nonfunctional currency transactions, including non-U.S. operations where the functional currency is USD, are reported in the Consolidated Statements of Income.

During the quarter ended September 30, 2015, the Company’s foreign subsidiary in China — East West Bank (China) Limited, changed its functional currency from USD to Renminbi (“RMB”). The assets, liabilities of the Company’s China foreign subsidiary are translated, for consolidation purposes, from RMB to the USD reporting currency at period-end rates and generally at average rates for results of operations. Gains and losses relating to translating the RMB functional currency financial statements for U.S reporting are recorded in the Foreign Currency Translation Adjustment account within AOCI in stockholders’ equity, along with any related hedged effects.

NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

In January 2014, the FASB issued ASU 2014-01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization expense in the income statement as a component of income tax expense.  The Company adopted this guidance in the first quarter of 2015 with retrospective application to all periods presented. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for details regarding this adoption.

In January 2014, the FASB issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs that would require a transfer of mortgage loans collateralized by residential real estate properties to OREO. The guidance also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in the process of foreclosure. The Company adopted this guidance in the first quarter of 2015 with prospective application. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements, as this guidance was consistent with the Company’s prior practice. Please see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements for details regarding this adoption.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate.  ASU 2014-09 establishes a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative U.S. GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Early adoption is not permitted. The Company is currently evaluating the impact on its Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The Company should apply the new guidance retrospectively to all prior periods. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. This new guidance will not have a material impact on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 amends ASC 350-40 and requires the Company to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the Company should account for the fees related to the software license element consistent with how the acquisitions of other software licenses are accounted for under ASC 350-40. If the arrangement does not contain a software license, the Company should account for the arrangement as a service contract. The Company may either apply the new guidance prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. ASU 2015-05 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance in U.S. GAAP on the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact on its Consolidated Financial Statements.

NOTE 2 — BUSINESS COMBINATION

On January 17, 2014, the Company completed the acquisition of MetroCorp, parent of MetroBank, N.A. and Metro United Bank. MetroCorp was headquartered in Houston, Texas and previously operated 19 branch locations within Texas and California under its two banks. The Company acquired MetroCorp to further expand its presence, primarily in Texas, within the markets of Houston and Dallas, and in California, within the San Diego market. The purchase consideration was satisfied with two thirds in East West common stock and one third in cash. The fair value of the consideration transferred in the acquisition of MetroCorp was $291.4 million, which consisted of 5,583,093 shares of East West common stock fair valued at $190.8 million at the date of acquisition and $89.4 million in cash, $2.4 million of additional cash to MetroCorp stock option holders and a MetroCorp warrant, fair valued at $8.8 million, assumed by the Company.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. At the acquisition date, the Company recorded total fair value of assets acquired and liabilities assumed of $1.70 billion and $1.41 billion, respectively. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the January 17, 2014 acquisition date. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The Company recorded $121.0 million of goodwill on the acquisition date. During the three months ended December 31, 2014, the Company recorded additional tax and bank-owned life insurance (“BOLI”) adjustments of $10.3 million and $0.7 million, respectively, related to the MetroCorp acquisition, increasing goodwill to $132.0 million.

NOTE 3 — FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

In determining fair value, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated, or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy noted below is based on the quality and reliability of the information used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The fair value of the Company’s assets and liabilities is classified and disclosed in one of the following three categories:

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

In determining the appropriate hierarchy levels, the Company performs an analysis of the assets and liabilities that are subject to fair value disclosure. These assets and liabilities are reported on the Consolidated Balance Sheets at their fair values as of December 31, 2015 and 2014. The Company’s assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurements.

The following tables present both financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2015
($ in thousands)	Fair Value Measurements December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$998,515	$998,515	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	768,849	—	768,849	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	351,662	—	351,662	—
Residential mortgage-backed securities	997,396	—	997,396	—
Municipal securities	175,649	—	175,649	—
Other residential mortgage-backed securities:
Investment grade	62,393	—	62,393	—
Corporate debt securities:
Investment grade	364,713	—	364,713	—
Non-investment grade	9,642	—	9,642	—
Other securities	44,407	35,635	8,772	—
Total available-for-sale investment securities	$3,773,226	$1,034,150	$2,739,076	$—

Derivative assets:
Foreign currency forward contracts	$2,365	$—	$2,365	$—
Interest rate swaps and caps	$67,215	$—	$67,215	$—
Foreign exchange contracts	$10,254	$—	$10,254	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(5,213)	$—	$(5,213)	$—
Interest rate swaps and caps	$(67,325)	$—	$(67,325)	$—
Foreign exchange contracts	$(9,350)	$—	$(9,350)	$—
Credit risk participation agreements (“RPA”)	$(4)	$—	$(4)	$—

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2014
($ In thousands)	Fair Value Measurements December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$873,435	$873,435	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	311,024	—	311,024	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	141,420	—	141,420	—
Residential mortgage-backed securities	791,088	—	791,088	—
Municipal securities	250,448	—	250,448	—
Other residential mortgage-backed securities:
Investment grade	53,918	—	53,918	—
Other commercial mortgage-backed securities:
Investment grade	34,053	—	34,053	—
Corporate debt securities:
Investment grade	115,182	—	115,182	—
Non-investment grade	14,681	—	8,153	6,528
Other securities	41,368	32,357	9,011	—
Total available-for-sale investment securities	$2,626,617	$905,792	$1,714,297	$6,528

Derivative assets:
Foreign exchange options	$6,136	$—	$6,136	$—
Interest rate swaps and caps	$41,534	$—	$41,534	$—
Foreign exchange contracts	$8,118	$—	$8,118	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(9,922)	$—	$(9,922)	$—
Interest rate swaps and caps	$(41,779)	$—	$(41,779)	$—
Foreign exchange contracts	$(9,163)	$—	$(9,163)	$—
Embedded derivative liabilities	$(3,392)	$—	$—	$(3,392)

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  The following tables present a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Year Ended December 31,
	2015		2014		2013
	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities
Beginning balance	$6,528	$(3,392)	$6,371	$(3,655)	$4,800	$(3,052)
Total gains (losses) for the period:
Included in earnings (1)	960	(20)	802	263	—	(603)
Included in other comprehensive (loss) income (2)	922	—	2,326	—	1,653	—
Purchases, issues, sales, settlements:
Purchases	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(7,219)	—	(2,595)	—	—	—
Settlements	(98)	3,412	(376)	—	(82)	—
Transfer from investment grade to non-investment grade	—	—	—	—	—	—
Transfers in and/or out of Level 3	(1,093)	—	—	—	—	—
Ending balance	$—	$—	$6,528	$(3,392)	$6,371	$(3,655)
Change in unrealized gains (losses) included in earnings relating to assets and liabilities held for the period	$—	$—	$—	$263	$—	$(603)

(1)
Net gains or losses (realized and unrealized) of corporate debt securities and embedded derivative liabilities are included in net gains on sales of investment securities and other operating expense, respectively, in the Consolidated Statements of Income.

(2)	Unrealized gains or losses on available-for-sale investment securities are reported in other comprehensive (loss) income, net of tax, in the Consolidated Statements of Comprehensive Income.

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. For the year ended December 31, 2015, the Company transferred $1.1 million of assets measured on a recurring basis out of Level 3 into Level 2 due to increased market liquidity and price observability on certain pooled trust preferred securities. There were no transfers of assets measured on a recurring basis in and out of Level 1, Level 2 or Level 3 for the years ended December 31, 2014 and 2013.

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets and liabilities measured on a recurring basis classified as Level 3 as of December 31, 2014 :

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

Assets measured at fair value on a nonrecurring basis include certain non-PCI impaired loans, OREO, and loans held for sale.  These fair value adjustments result from impairments recognized during the period on certain non-PCI impaired loans, application of fair value less cost to sell on OREO and application of LOCOM valuation on loans held for sale.

The following tables present the carrying amounts of all assets that were still held as of December 31, 2015 and 2014 for which a nonrecurring fair value measurement was recorded:

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2015
(S in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
CRE	$17,252	$—	$—	$17,252
C&I	35,558	—	—	35,558
Residential	16,472	—	—	16,472
Consumer	1,180	—	—	1,180
Total non-PCI impaired loans	$70,462	$—	$—	$70,462
OREO	$4,929	$—	$—	$4,929
Loans held for sale	$29,238	$—	$29,238	$—

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2014
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
CRE	$26,089	$—	$—	$26,089
C&I	16,581	—	—	16,581
Residential	25,034	—	—	25,034
Consumer	107	—	—	107
Total non-PCI impaired loans	$67,811	$—	$—	$67,811
OREO	$17,521	$—	$—	$17,521

The following table presents fair value adjustments of certain assets measured on a nonrecurring basis recognized for the years ended and still held as of December 31, 2015, 2014 and 2013:

	Year Ended December 31,
($ in thousands)	2015	2014	2013
Non-PCI impaired loans:
CRE	$(2,747)	$2,196	$(4,250)
C&I	(5,612)	(9,169)	(13,135)
Residential	(611)	(61)	(1,378)
Consumer	(59)	(1)	(112)
Total non-PCI impaired loans	$(9,029)	$(7,035)	$(18,875)
OREO	$(233)	$(2,600)	$(4,814)
Loans held for sale	$(1,991)	$—	$—

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of December 31, 2015 and 2014:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
December 31, 2015
Non-PCI impaired loans	$27,522	Discounted cash flow	Discount rate	0% - 87%	30%
	$42,940	Market comparables	Discount rate (1)	0% - 100%	17%
OREO	$4,929	Appraisal	Selling cost	8%	8%
December 31, 2014
Non-PCI impaired loans	$11,499	Discounted cash flow	Discount rate	0% - 81%	49%
	$56,312	Market comparables	Discount rate (1)	0% - 100%	4%
OREO	$17,521	Appraisal	Selling cost	8%	8%

(1)	Discount rate is adjusted for factors such as liquidation cost of collateral and selling cost.

The following tables present the carrying and fair values per the fair value hierarchy of certain financial instruments, excluding those measured at fair value on a recurring basis, as of December 31, 2015 and 2014:

($ in thousands)	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,360,887	$1,360,887	$—	$—	$1,360,887
Short-term investments	$299,916	$—	$299,916	$—	$299,916
Resale agreements (1)	$1,600,000	$—	$1,533,961	$—	$1,533,961
Loans held for sale	$31,958	$—	$31,958	$—	$31,958
Loans receivable, net	$23,378,789	$—	$—	$23,000,817	$23,000,817
Investment in FHLB stock	$28,770	$—	$28,770	$—	$28,770
Investment in Federal Reserve Bank stock	$54,932	$—	$54,932	$—	$54,932
Accrued interest receivable	$89,243	$—	$89,243	$—	$89,243
Financial liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	$20,859,086	$—	$20,859,086	$—	$20,859,086
Time deposits	$6,616,895	$—	$6,606,942	$—	$6,606,942
FHLB advances	$1,019,424	$—	$1,032,000	$—	$1,032,000
Accrued interest payable	$8,848	$—	$8,848	$—	$8,848
Long-term debt	$206,084	$—	$186,593	$—	$186,593

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. As of December 31, 2015, the carrying amount of $450.0 million of repurchase agreements was eligible for netting against resale agreements, resulting in no repurchase agreements’ balances reported.

	December 31, 2014
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,039,885	$1,039,885	$—	$—	$1,039,885
Short-term investments	$338,714	$—	$338,714	$—	$338,714
Resale agreements (1)	$1,225,000	$—	$1,191,060	$—	$1,191,060
Loans held for sale	$45,950	$—	$45,950	$—	$45,950
Loans receivable, net	$21,468,270	$—	$—	$20,997,379	$20,997,379
Investment in FHLB stock	$31,239	$—	$31,239	$—	$31,239
Investment in Federal Reserve Bank stock	$54,451	$—	$54,451	$—	$54,451
Accrued interest receivable	$88,303	$—	$88,303	$—	$88,303
Financial liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	$17,896,035	$—	$17,896,035	$—	$17,896,035
Time deposits	$6,112,739	$—	$6,095,217	$—	$6,095,217
FHLB advances	$317,241	$—	$336,302	$—	$336,302
Repurchase agreements (1)	$795,000	$—	$870,434	$—	$870,434
Accrued interest payable	$11,303	$—	$11,303	$—	$11,303
Long-term debt	$225,848	$—	$205,777	$—	$205,777

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. As of December 31, 2014, the carrying amount of $200.0 million out of $995.0 million of repurchase agreements was eligible for netting against resale agreements.

The following is a description of the valuation methodologies and significant assumptions used to measure financial assets and liabilities at fair value and to estimate fair value for certain financial instruments not recorded at fair value. The description also includes the level of the fair value hierarchy in which the assets or liabilities are classified.

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

Available-for-Sale Investment Securities — When available, the Company uses quoted market prices to determine the fair value of available-for-sale investment securities; such items are classified as Level 1.  Level 1 available-for-sale investment securities mainly include U.S. Treasury securities.  The fair values of other available-for-sale investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities or by the average of quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  The available-for-sale investment securities valued using such methods are classified as Level 2.

Loans Held for Sale — The Company’s loans held for sale are carried at the LOCOM. These loans are comprised of student loans.  The fair value of loans held for sale is derived from current market prices and comparative current sales. As such, the Company records any fair value adjustments on a nonrecurring basis. Loans held for sale are classified as Level 2.

Non-PCI Impaired Loans — The Company evaluates non-PCI impaired loans on a nonrecurring basis. The fair value of non-PCI impaired loans is measured using the market comparables technique. For CRE loans and C&I loans, the fair value is based on each loan’s observable market price or the fair value of the collateral less cost to sell, if the loan is collateral dependent. The fair value of collateral is based on third party appraisals or evaluations which are reviewed by the Company’s appraisal department. All appraisals include an “as is” market value without conditions as of the effective date of the appraisal. Updated appraisals and evaluations are generally obtained within the last 12 months. For certain impaired loans, the Company utilizes the discounted cash flow approach and applies a discount rate derived from historical data. For impaired loans with an unpaid balance below a certain threshold, the Company applies historical loss rates to derive the fair value. The significant unobservable inputs used in the fair value measurement of non-PCI impaired loans are discount rates applied based on the liquidation cost of collateral and selling cost. On a quarterly basis, all nonperforming assets are reviewed to assess whether the current carrying value is supported by the collateral or cash flow and to ensure that the current carrying value is appropriate. Non-PCI impaired loans are classified as Level 3.

Loans Receivable, Net — The fair value of loans is determined based on a discounted cash flow approach considered for an exit price value. The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within any of the loan portfolios. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair value valuation of credit for such loans. Due to the unobservable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 3.

OREO — The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans receivable, which are recorded at estimated fair value less the cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less the cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. Refer to the Non-PCI Impaired Loans section above for a detailed discussion on the Company’s policies and procedures related to appraisals and evaluations. On a monthly basis, the current fair market value of each OREO property is reviewed to ensure that the current carrying value is appropriate. The Company uses the market comparables valuation technique to measure the fair value of OREO properties. The significant unobservable input used is the selling cost. OREO properties are classified as Level 3.

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

Foreign Exchange Options — The Company entered into foreign exchange option contracts with major investment firms in 2010. The settlement amount is determined based upon the performance of the RMB relative to the USD over the five year term of the contracts. The performance amount is computed based on the average quarterly value of the RMB compared to the USD as compared to the initial value. The fair value of these derivative contracts is provided by third parties and is determined based on the change in the RMB and the volatility of the option over the life of the agreement. The option value is derived based on the volatility of the option, interest rate, currency rate and time remaining to maturity. The Company’s consideration of the counterparty’s credit risk resulted in a nominal adjustment to the valuation of the foreign exchange options. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of the option contracts is classified as Level 2.

Interest Rate Swaps and Caps — The Company enters into interest rate swap and cap contracts with institutional counterparties to hedge against interest rate swap and cap products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or cap contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. The fair value of interest rate options is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps).  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, model-derived credit spreads. As of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts’ positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative valuations in Level 2 of the fair value hierarchy due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future.  These contracts economically hedge against foreign exchange rate fluctuations. The Company also enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers.  These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies.  The Company assumes minimal foreign exchange rate risk as the contract with the customer and the institutional party mirrors each other.  The fair value is determined at each reporting period based on changes in the foreign exchange rate.  These are over the counter contracts where quoted market prices are not readily available.  Valuation is measured using conventional valuation methodologies with observable market data.  Valuation depends on the type of derivative and the nature of the underlying rate, contractual terms including period of maturity, price or index upon which the derivative’s value is based. Key inputs include foreign exchange rates (spot and/or forward rates), volatility of currencies, and the correlation of such inputs. The counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign contracts is classified as Level 2.

Customer Deposits — The fair value of deposits with no stated maturity, such as demand deposits, interest checking, savings, and money market deposits, approximates the carrying amount as the amounts are payable on demand at the measurement date. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2. For time deposits, the fair value is based on the discounted value of contractual cash flows using current market rates for instruments with similar maturities. Due to the observable nature of the inputs used in deriving the estimated fair value, time deposits are classified as Level 2.

FHLB Advances — The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for advances with similar remaining maturities at each reporting date. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Repurchase Agreements — The fair value of the repurchase agreements was calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Embedded Derivative Liabilities — Under ASC 815, a certificate of deposit that pays interest based on changes in foreign exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e., the certificate of deposit). The Company issues certain certificates of deposit that have a term of five years and pay interest based on the performance of the RMB relative to the USD. The fair value of these embedded derivatives is based on the discounted cash flow approach.  The liabilities are divided between the portion under FDIC insurance coverage and the non-insured portion.  For the FDIC insured portion, the Company applied a risk premium comparable to an agency security risk premium. For the non-insured portion, the Company considered its own credit risk in determining the valuation by applying a risk premium based on the Company’s institutional credit rating.  Total credit valuation adjustments were considered nominal to the valuation of embedded derivative liabilities. Increases (decreases), if any, of those inputs in isolation would result in a lower (higher) fair value measurement.  The valuation of the embedded derivative liabilities falls within Level 3 of the fair value hierarchy, since the significant inputs used in deriving the fair value of these derivative contracts are not directly observable.

Foreign currency forward contracts — The Company enters into foreign currency forward contracts to hedge its net investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The fair value of foreign currency forward contracts is valued by comparing the contracted foreign exchange rate to the current market exchange rate. Inputs include spot rates, forward rates, and the interest rate curve of the domestic and foreign currency. Interest rate forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

RPA — The Company enters into RPAs, under which the Company assumes its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected liability exposure of the derivatives to the borrowers and applying the borrower’s credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. The credit spreads of the borrowers used in the calculation are estimated by the Company based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. The Company has determined that the majority of the inputs used to value RPAs fall within Level 2 of the fair value hierarchy.

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

NOTE 4 — CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents include cash, amounts due from banks, interest-bearing deposits in other banks, and bank placements, with original maturities up to 90 days. The following table presents the composition of cash and cash equivalents as of December 31, 2015 and 2014:

($ in thousands)	December 31,
	2015	2014
Cash and amounts due from banks	$1,177,889	$944,118
Cash equivalents:
Interest-bearing deposits in other banks	68,000	—
Bank placements	114,998	95,767
Total cash and cash equivalents	$1,360,887	$1,039,885

Short-term investments include interest-bearing deposits in other banks and bank placements, with original maturities greater than 90 days and less than one year. As of December 31, 2015 and 2014, short-term investments totaled $299.9 million and $338.7 million, respectively. Included in short-term investments were interest-bearing deposits in other banks of $160.9 million and $50.2 million, as of December 31, 2015 and 2014, respectively.

NOTE 5	—	SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND SOLD UNDER REPURCHASE AGREEMENTS

Resale Agreements

Resale agreements are recorded at the balances at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $2.05 billion and $1.43 billion as of December 31, 2015 and 2014, respectively. The weighted average interest rates were 1.61% and 1.55% as of December 31, 2015 and 2014, respectively. As of December 31, 2015, total gross resale agreements that are maturing in the next five years are as follows: 2016 — $950.0 million; 2017 and 2018 — $50.0 million each; 2019 — $0.0 million; 2020 — $100.0 million and thereafter — $900.0 million.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for these agreements are primarily comprised of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $450.0 million and $995.0 million as of December 31, 2015 and 2014, respectively. The weighted average interest rates were 2.60% and 3.70% as of December 31, 2015 and 2014, respectively. The Company recorded $21.8 million of charges related to the extinguishment of $545.0 million of repurchase agreements for the year ended December 31, 2015. In comparison, there was no extinguishment charge recorded for the years ended December 31, 2014 and 2013. As of December 31, 2015, total gross repurchase agreements that are maturing in the next five years are as follows: 2016 through 2020 — $0.0 million and thereafter — $450.0 million.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master repurchase agreements that provide the Company, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheets when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45. Collateral accepted includes securities that are not recognized on the Consolidated Balance Sheets. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheets against the related collateralized liability. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, but is usually delivered to and held by the third party trustees. The collateral amounts received/posted are limited for presentation purposes to the related recognized asset/liability balance for each counterparty, and accordingly, do not include excess collateral received/pledged. The following tables present resale and repurchase agreements included on the Consolidated Balance Sheets as of December 31, 2015 and 2014:

($ in thousands)	As of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments	Collateral Received		Net Amount
Resale agreements	$2,050,000	$(450,000)	$1,600,000	$—	$(1,593,503)	(1)	$6,497

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments	Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(450,000)	$—	$—	$—	(2)	$—

($ In thousands)	As of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Received		Net Amount
Resale agreements	$1,425,000	$(200,000)	$1,225,000	$(425,000)	(3)	$(797,172)	(1)	$2,828

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Repurchase agreements	$995,000	$(200,000)	$795,000	$(425,000)	(3)	$(370,000)	(2)	$—

(1)	Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

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

In addition to the amounts included in the table above, the Company also has balance sheet netting related to derivatives, refer to Note 7 — Derivatives to the Consolidated Financial Statements for additional information.

NOTE 6 — AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and fair value by major categories of available-for-sale investment securities:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$1,002,874	$33	$(4,392)	$998,515
U.S. government agency and U.S. government sponsored enterprise debt securities	771,288	555	(2,994)	768,849
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	354,418	268	(3,024)	351,662
Residential mortgage-backed securities	996,255	7,542	(6,401)	997,396
Municipal securities	173,785	2,657	(793)	175,649
Other residential mortgage-backed securities:
Investment grade (1)	62,133	433	(173)	62,393
Corporate debt securities:
Investment grade (1)	366,921	132	(2,340)	364,713
Non-investment grade (1)	11,491	—	(1,849)	9,642
Other securities	44,664	124	(381)	44,407
Total available-for-sale investment securities	$3,783,829	$11,744	$(22,347)	$3,773,226

As of December 31, 2014
Available-for-sale investment securities:
U.S. Treasury securities	$873,101	$1,971	$(1,637)	$873,435
U.S. government agency and U.S. government sponsored enterprise debt securities	311,927	490	(1,393)	311,024
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	140,957	1,056	(593)	141,420
Residential mortgage-backed securities	785,412	9,754	(4,078)	791,088
Municipal securities	245,408	6,202	(1,162)	250,448
Other residential mortgage-backed securities:
Investment grade (1)	52,694	1,359	(135)	53,918
Other commercial mortgage-backed securities:
Investment grade (1)	34,000	53	—	34,053
Corporate debt securities:
Investment grade (1)	116,236	—	(1,054)	115,182
Non-investment grade (1)	17,881	—	(3,200)	14,681
Other securities	41,691	393	(716)	41,368
Total available-for-sale investment securities	$2,619,307	$21,278	$(13,968)	$2,626,617

(1)
Available-for-sale investment securities rated BBB- or higher by S&P or Baa3 or higher by Moody are considered investment grade.  Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade.

Unrealized Losses

The following table presents the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$907,400	$(4,250)	$20,282	$(142)	$927,682	$(4,392)
U.S. government agency and U.S. government sponsored enterprise debt securities	541,385	(2,994)	—	—	541,385	(2,994)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	252,340	(2,562)	20,793	(462)	273,133	(3,024)
Residential mortgage-backed securities	535,842	(4,530)	58,315	(1,871)	594,157	(6,401)
Municipal securities	48,495	(437)	14,739	(356)	63,234	(793)
Other residential mortgage-backed securities:
Investment grade	5,123	(1)	6,242	(172)	11,365	(173)
Corporate debt securities:
Investment grade	218,944	(1,189)	89,989	(1,151)	308,933	(2,340)
Non-investment grade	—	—	9,642	(1,849)	9,642	(1,849)
Other securities	17,990	(112)	8,731	(269)	26,721	(381)
Total available-for-sale investment securities	$2,527,519	$(16,075)	$228,733	$(6,272)	$2,756,252	$(22,347)

As of December 31, 2014
Available-for-sale investment securities:
U.S. Treasury securities	$170,260	$(266)	$163,800	$(1,371)	$334,060	$(1,637)
U.S. government agency and U.S. government sponsored enterprise debt securities	69,438	(504)	124,104	(889)	193,542	(1,393)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	45,405	(257)	16,169	(336)	61,574	(593)
Residential mortgage-backed securities	81,927	(270)	241,047	(3,808)	322,974	(4,078)
Municipal securities	6,391	(26)	61,107	(1,136)	67,498	(1,162)
Other residential mortgage-backed securities:
Investment grade	—	—	7,217	(135)	7,217	(135)
Corporate debt securities:
Investment grade	25,084	(12)	90,098	(1,042)	115,182	(1,054)
Non-investment grade	—	—	14,681	(3,200)	14,681	(3,200)
Other securities	15,885	(716)	—	—	15,885	(716)
Total available-for-sale investment securities	$414,390	$(2,051)	$718,223	$(11,917)	$1,132,613	$(13,968)

For each reporting period, the Company examines all individual securities that are in an unrealized loss position for OTTI.  For discussion of the factors and criteria the Company uses in analyzing securities for OTTI, see Note 1 — Summary of Significant Accounting Policies— Available-for-Sale Investment Securities to the Consolidated Financial Statements.

Management believes the gross unrealized losses detailed in the tables above are temporary and are not due to reasons of credit quality. As a result, we expect to recover the entire amortized cost basis of these securities.

OTTI

The following table presents a rollforward of the amounts related to the OTTI credit losses recognized in earnings for the years ended December 31:

($ in thousands)	2015	2014	2013
Beginning balance	$112,338	$115,511	$115,511
Addition of OTTI previously not recognized	—	—	—
Additional increase to the amount related to the credit loss for which an OTTI was previously recognized	—	—	—
Reduction for securities sold	(112,338)	(3,173)	—
Ending balance	$—	$112,338	$115,511

No OTTI credit losses were recognized for the years ended December 31, 2015, 2014 and 2013. For the year ended December 31, 2015, the Company realized a gain of $21.7 million from the sale of non-investment grade corporate debt securities with previously recognized OTTI credit losses of $112.3 million. For the year ended December 31, 2014, the Company realized a gain of $802 thousand from the sale of non-investment grade corporate debt securities with previously recognized OTTI credit losses of $3.2 million. There was no sale of investment securities with previously recognized OTTI credit losses for the year ended December 31, 2013.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and gross realized losses related to the sales of available-for-sale investment securities for the years ended December 31:

($ in thousands)	2015	2014		2013
Proceeds from sales	$1,669,334	$623,689		$663,569
Gross realized gains	$40,367	$10,978		$13,904
Gross realized losses	$—	$127	(1)	$1,815
Related tax expense	$16,954	$4,557		$5,077

(1)	The gross realized losses of $127 thousand resulted from available-for-sale investment securities acquired from MetroCorp which were sold immediately after the acquisition closed.

     Available-for-Sale Investment Securities Maturities

The following table presents the scheduled maturities of available-for-sale investment securities as of December 31, 2015:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$756,656	$752,736
Due after one year through five years	1,155,873	1,152,752
Due after five years through ten years	554,458	550,980
Due after ten years	1,316,842	1,316,758
Total available-for-sale investment securities	$3,783,829	$3,773,226

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Available-for-sale investment securities with fair values of $873.0 million and $1.96 billion were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, or for other purposes required or permitted by law as of December 31, 2015 and 2014, respectively.

NOTE 7 — DERIVATIVES

The Company uses derivatives to manage exposure to market risk, including interest rate risk and foreign currency risk and to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates are not significant to earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company’s investments in its China subsidiary. The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For more information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

The following table presents the total notional and fair values of the Company’s derivatives as of December 31, 2015 and 2014:

($ in thousands)	December 31, 2015			December 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit	$112,913	$—	$5,213	$132,667	$—	$9,922
Foreign currency forward contracts	86,590	2,365	—	—	—	—
Total derivatives designated as hedging instruments	$199,503	$2,365	$5,213	$132,667	$—	$9,922
Derivatives not designated as hedging instruments:
Foreign exchange options	$—	$—	$—	$85,614	$6,136	$—
Embedded derivative liabilities	—	—	—	47,838	—	3,392
Interest rate swaps and caps	6,494,900	67,215	67,325	4,858,391	41,534	41,779
Foreign exchange contracts	652,993	10,254	9,350	680,629	8,118	9,163
RPA	43,033	—	4	—	—	—
Total derivatives not designated as hedging instruments	$7,190,926	$77,469	$76,679	$5,672,472	$55,788	$54,334

(1)	Derivative assets are included in Other Assets. Derivative liabilities are included in Accrued Expenses and Other Liabilities, and Interest-Bearing Deposits.

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

The total notional amounts of the interest rate swaps on certificates of deposit were $112.9 million and $132.7 million, as of December 31, 2015 and 2014, respectively. The fair value liabilities of the interest rate swaps were $5.2 million and $9.9 million as of December 31, 2015 and 2014, respectively. In order to realign the hedged notional of the interest rate swaps against the outstanding balances of the related certificates of deposit, the Company dedesignated certain existing hedge relationships of its fixed rate certificates of deposit and simultaneously redesignated them as new hedge relationships during 2015.

The following table presents the net gains (losses) recognized in the Consolidated Statements of Income related to derivatives designated as fair value hedges for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Year Ended December 31,
	2015	2014	2013
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$3,452	$6,885	$(9,255)
Recognized on certificates of deposit	(3,190)	(6,784)	9,675
Net amount recognized on fair value hedges (ineffective portion)	$262	$101	$420

Net Investment Hedges — Consistent with ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions, ASC 815 allows hedging of the foreign currency risk of a net investment in a foreign operation. During 2015, the Company entered into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-U.S. functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involves hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in China, against the risk of adverse changes in the foreign currency exchange rate. The Company expects that the hedging instrument will be highly effective in offsetting the changes in the value of the hedged net investment attributable to the hedged risk. The Company recorded the changes in the carrying amount of its China subsidiary in the Foreign Currency Translation Adjustment account within AOCI. Simultaneously, the effective portion of the hedge of this exposure was also recorded in the Foreign Currency Translation Adjustment account and the ineffective portion, if any, was recorded in current earnings.

As of December 31, 2015, the notional amounts and fair values of the foreign currency forward contracts were $86.6 million and a $2.4 million asset, respectively. The following table presents the gains (losses) recorded in the Foreign Currency Translation account within AOCI related to the effective portion of the net investment hedges and ineffectiveness recorded in the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Years ended December 31,
	2015	2014	2013
Gains recognized in AOCI on net investment hedges (effective portion)	$1,485	$—	$—
Gains recognized in foreign exchange income (ineffective portion)	$880	$—	$—

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Options — During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against foreign exchange fluctuations in certain certificates of deposit available to its customers. These certificates of deposit have a term of 5 years and pay interest based on the performance of the RMB relative to the USD. Under ASC 815, a certificate of deposit that pays interest based on changes in foreign exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e., the certificate of deposit). In accordance with ASC 815, both the embedded derivative instruments and the freestanding foreign exchange option contracts are recorded at fair value. All of the Company’s foreign exchange option contracts have expired as of December 31, 2015. In addition, there were no embedded derivative liabilities as of December 31, 2015. As of December 31, 2014, the notional amounts and fair values of the foreign exchange options were $85.6 million and a $6.1 million asset, respectively, while the notional amounts and fair values of the embedded derivative liabilities were $47.8 million and a $3.4 million liability, respectively.

Interest Rate Swaps and Caps — The Company enters into interest rate derivatives including interest rate swaps and caps with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties.  As of December 31, 2015, the total notional amounts of interest rate swaps and caps, including mirrored transactions with institutional counterparties and the Company’s customers totaled $3.25 billion for derivatives that were in an asset valuation position and $3.25 billion for derivatives that were in a liability valuation position. As of December 31, 2014, the total notional amounts of interest rate swaps and caps, including mirrored transactions with institutional counterparties and the Company’s customers totaled $2.45 billion for derivatives that were in an asset valuation position and $2.40 billion for derivatives that were in a liability valuation position. The fair values of interest rate swap and cap contracts with institutional counterparties and the Company’s customers amounted to a $67.2 million asset and a $67.3 million liability as of December 31, 2015. The fair values of interest rate swap and cap contracts with institutional counterparties and the Company’s customers amounted to a $41.5 million asset and a $41.8 million liability as of December 31, 2014.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. A majority of these contracts have original maturities of one year or less. As of December 31, 2015 and 2014, the notional amounts of short-term foreign exchange contracts were $653.0 million and $680.6 million, respectively.  The fair values of the short-term foreign exchange contracts recorded were a $10.3 million asset and a $9.4 million liability as of December 31, 2015. The fair values of short-term foreign exchange contracts recorded were an $8.1 million asset and a $9.2 million liability as of December 31, 2014.

RPA — During 2015, the Company entered into RPAs, under which the Company assumed its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The Company may or may not be a party to the interest rate derivative contract and enters into such RPAs in instances where the Company is a party to the related loan participation agreement with the borrower. The Company will make/receive payments under the RPAs if the borrower defaults on its obligation to perform under the interest rate derivative contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amounts of the RPAs reflect the Company’s pro-rata share of the derivative instrument. As of December 31, 2015, the notional amounts and the fair values of RPAs purchased were approximately $33.7 million and a $4 thousand liability, respectively. As of December 31, 2015, the notional amount of the RPA sold was approximately $9.3 million and the fair value of the derivative asset was insignificant. Assuming all underlying borrowers referenced in the interest rate derivative contracts defaulted as of December 31, 2015, the exposure from RPAs purchased would be $257 thousand. As of December 31, 2015, the weighted average remaining maturity of the outstanding RPAs was 3.2 years.
The following table presents the net gains (losses) recognized on the Company’s Consolidated Statements of Income related to derivatives not designated as hedging instruments for the year ended December 31, 2015, 2014 and 2013:

($ in thousands)	Location in Consolidated Statements of Income	Year Ended December 31,
		2015	2014	2013
Derivatives not designated as hedging instruments:
Foreign exchange options	Foreign exchange income	$236	$103	$653
Embedded derivative liabilities	Other operating expense	(136)	5	23
Interest rate swaps and caps	Other fees and operating income	65	(1,865)	1,582
Foreign exchange contracts	Foreign exchange income	4,235	(3,880)	2,624
Total net income (loss)		$4,400	$(5,637)	$4,882

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to downgrades in the event that the credit rating of East West Bank falls below investment grade. In the event that East West Bank’s credit rating is downgraded to below investment grade, no additional collateral would be required to be posted, since the liabilities related to such contracts were fully collateralized as of December 31, 2015 and 2014.

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

($ in thousands)	As of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$8,733	$—	$8,733	$(5,293)	(1)	$(3,068)	(2)	$372

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$78,779	$—	$78,779	$(5,293)	(1)	$(73,109)	(3)	$377

($ in thousands)	As of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$12,383	$—	$12,383	$(5,718)	(1)	$(3,460)	(2)	$3,205

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$56,493	$—	$56,493	$(5,718)	(1)	$(49,948)	(3)	$827

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents $3.1 million and $3.5 million of cash collateral received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements as of December 31, 2015 and 2014, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $21.1 million and $12.5 million of cash collateral posted as of December 31, 2015 and 2014, respectively.

In addition to the amounts included in the table above, the Company also has balance sheet netting related to resale and repurchase agreements, refer to Note 5— Securities Purchased Under Resale Agreements and Sold Under Repurchase Agreements to the Consolidated Financial Statements for additional information. Please refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements for fair value measurement disclosures on derivatives.

NOTE 8 — LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
The Company’s loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as non-PCI loans. PCI loans are accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans consist of loans acquired from the United Commercial Bank (“UCB”) FDIC assisted acquisition on November 6, 2009, the Washington First International Bank (“WFIB”) FDIC assisted acquisition on June 11, 2010 and, to a lesser extent, a small portion of loans acquired from the MetroCorp acquisition on January 17, 2014. The Company has elected to account for these acquired PCI loans on a pool level basis in accordance with ASC 310-30 at the time of acquisition. Please refer to Note 2 — Business Combination to the Consolidated Financial Statements, included in this report, for further details on the MetroCorp acquisition and Note 8 — Covered Assets and FDIC Indemnification Asset to the Consolidated Financial Statements of the Company’s 2014 Form 10-K for additional details related to the UCB and WFIB acquisitions.

The following table presents the composition of the Company’s non-PCI and PCI loans as of December 31, 2015 and 2014:

($ in thousands)	December 31, 2015			December 31, 2014
	Non-PCI Loans	PCI Loans (1)	Total (1)	Non-PCI Loans	PCI Loans (1)	Total (1)
CRE:
Income producing	$6,937,199	$541,275	$7,478,474	$5,568,046	$688,013	$6,256,059
Construction	436,776	1,895	438,671	319,843	12,444	332,287
Land	187,409	6,195	193,604	214,327	16,840	231,167
Total CRE	7,561,384	549,365	8,110,749	6,102,216	717,297	6,819,513
C&I:
Commercial business	8,155,991	57,906	8,213,897	7,097,853	83,336	7,181,189
Trade finance	787,800	1,310	789,110	889,728	6,284	896,012
Total C&I	8,943,791	59,216	9,003,007	7,987,581	89,620	8,077,201
Residential:
Single-family	2,877,286	189,633	3,066,919	3,647,262	219,519	3,866,781
Multifamily	1,374,718	148,277	1,522,995	1,184,017	265,891	1,449,908
Total residential	4,252,004	337,910	4,589,914	4,831,279	485,410	5,316,689
Consumer	1,931,828	24,263	1,956,091	1,483,956	29,786	1,513,742
Total loans	$22,689,007	$970,754	$23,659,761	$20,405,032	$1,322,113	$21,727,145
Unearned fees, premiums, and discounts, net	(16,013)	—	(16,013)	2,804	—	2,804
Allowance for loan losses	(264,600)	(359)	(264,959)	(260,965)	(714)	(261,679)
Loans, net	$22,408,394	$970,395	$23,378,789	$20,146,871	$1,321,399	$21,468,270

(1)	Loans net of ASC 310-30 discount.

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

The Company’s single-family residential loans are primarily comprised of adjustable rate (“ARM”) first mortgage loans secured by one-to-four unit residential properties. The Company’s ARM single-family residential loan programs generally have a one-year, three-year or five-year initial fixed period. The Company’s multifamily residential loans are primarily comprised of variable rate loans that have a six-month or three-year initial fixed period. As of December 31, 2015 and 2014, consumer loans were primarily composed of home equity lines of credit.

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

As of December 31, 2015 and 2014, loans totaling $15.91 billion and $14.66 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the FHLB and the Federal Reserve Bank.

Credit Quality Indicators

All loans are subject to the Company’s internal and external credit review and monitoring. Loans are risk rated based on an analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current payment performance/delinquency, current financial and liquidity status and all other relevant information.  For single-family residential loans, payment performance/delinquency is the driving indicator for the risk ratings.  Risk ratings remain the overall credit quality indicator for the Company, as well as the credit quality indicator utilized for estimating the appropriate allowance for loan losses. The Company utilizes a risk rating system, which can be classified within the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources.

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

The following tables present the credit risk rating for non-PCI loans by portfolio segment as of December 31, 2015 and 2014:

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
December 31, 2015
CRE:
Income producing	$6,672,951	$59,309	$204,939	$—	$—	$6,937,199
Construction	435,112	1,194	470	—	—	436,776
Land	172,189	—	15,220	—	—	187,409
C&I:
Commercial business	7,794,735	201,280	135,449	24,527	—	8,155,991
Trade finance	750,144	13,812	23,844	—	—	787,800
Residential:
Single-family	2,841,722	8,134	27,430	—	—	2,877,286
Multifamily	1,317,550	2,918	54,250	—	—	1,374,718
Consumer	1,926,418	883	4,527	—	—	1,931,828
Total	$21,910,821	$287,530	$466,129	$24,527	$—	$22,689,007

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
December 31, 2014
CRE:
Income producing	$5,243,640	$54,673	$269,733	$—	$—	$5,568,046
Construction	310,259	11	9,573	—	—	319,843
Land	185,220	5,701	23,406	—	—	214,327
C&I:
Commercial business	6,836,914	130,319	130,032	533	55	7,097,853
Trade finance	845,889	13,031	30,808	—	—	889,728
Residential:
Single-family	3,627,491	3,143	16,628	—	—	3,647,262
Multifamily	1,095,982	5,124	82,911	—	—	1,184,017
Consumer	1,480,208	1,005	2,743	—	—	1,483,956
Total	$19,625,603	$213,007	$565,834	$533	$55	$20,405,032

The following tables present the credit risk rating for PCI loans by portfolio segment as of December 31, 2015 and 2014:

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total PCI Loans
December 31, 2015
CRE:
Income producing	$440,100	$4,987	$96,188	$—	$—	$541,275
Construction	—	—	1,895	—	—	1,895
Land	4,285	—	1,910	—	—	6,195
C&I:
Commercial business	52,212	819	4,875	—	—	57,906
Trade finance	1,310	—	—	—	—	1,310
Residential:
Single-family	184,092	1,293	4,248	—	—	189,633
Multifamily	130,770	—	17,507	—	—	148,277
Consumer	23,121	452	690	—	—	24,263
Total (1)	$835,890	$7,551	$127,313	$—	$—	$970,754

(1)	Loans net of ASC 310-30 discount.

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total PCI Loans
December 31, 2014
CRE:
Income producing	$534,015	$9,960	$144,038	$—	$—	$688,013
Construction	589	1,744	10,111	—	—	12,444
Land	7,012	5,391	4,437	—	—	16,840
C&I:
Commercial business	70,586	1,103	11,647	—	—	83,336
Trade finance	4,620	—	1,664	—	—	6,284
Residential:
Single-family	213,829	374	5,316	—	—	219,519
Multifamily	230,049	—	35,842	—	—	265,891
Consumer	29,026	116	644	—	—	29,786
Total (1)	$1,089,726	$18,688	$213,699	$—	$—	$1,322,113

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status. Additionally, non-PCI loans that are not 90 or more days past due but have identified deficiencies are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of December 31, 2015 and 2014:

($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
December 31, 2015
CRE:
Income producing	$3,465	$25,256	$28,721	$11,359	$17,870	$29,229	$6,879,249	$6,937,199
Construction	—	—	—	14	—	14	436,762	436,776
Land	1,124	—	1,124	277	406	683	185,602	187,409
C&I:
Commercial business	1,992	1,185	3,177	50,726	14,009	64,735	8,088,079	8,155,991
Trade finance	—	—	—	—	—	—	787,800	787,800
Residential:
Single-family	7,657	2,927	10,584	92	8,634	8,726	2,857,976	2,877,286
Multifamily	6,320	981	7,301	6,486	9,758	16,244	1,351,173	1,374,718
Consumer	2,078	209	2,287	233	1,505	1,738	1,927,803	1,931,828
Total	$22,636	$30,558	$53,194	$69,187	$52,182	$121,369	$22,514,444	$22,689,007

($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
December 31, 2014
CRE:
Income producing	$14,171	$3,593	$17,764	$19,348	$9,165	$28,513	$5,521,769	$5,568,046
Construction	—	—	—	15	6,898	6,913	312,930	319,843
Land	—	—	—	221	2,502	2,723	211,604	214,327
C&I:
Commercial business	3,187	4,361	7,548	6,623	21,813	28,436	7,061,869	7,097,853
Trade finance	—	—	—	73	292	365	889,363	889,728
Residential:				0
Single-family	6,381	1,294	7,675	2,861	5,764	8,625	3,630,962	3,647,262
Multifamily	4,425	507	4,932	12,460	8,359	20,819	1,158,266	1,184,017
Consumer	2,154	162	2,316	169	3,699	3,868	1,477,772	1,483,956
Total	$30,318	$9,917	$40,235	$41,770	$58,492	$100,262	$20,264,535	$20,405,032

PCI loans are excluded from the above aging analysis table as the Company has elected to account for these loans on a pool level basis in accordance with ASC 310-30 at the time of acquisition. Please refer to the discussion of PCI Loans within this note for additional details on interest income recognition of PCI loans. As of December 31, 2015 and 2014, $37.7 million and $63.4 million of PCI loans, respectively, were on nonaccrual status.

Loans in Process of Foreclosure

As of December 31, 2015 and 2014, the Company had $18.0 million and $16.9 million, respectively, of recorded investment in consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions, which were not included in OREO. Foreclosed residential real estate properties with a carrying amount of $912 thousand were included in total net OREO of $7.0 million as of December 31, 2015. In comparison, foreclosed residential real estate properties with a carrying amount of $3.6 million were included in total net OREO of $32.1 million as of December 31, 2014.

TDRs

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the Company’s recovery. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower, it would not otherwise consider.

The following tables present the additions to non-PCI TDRs for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	3	$1,802	$1,705	$—
Land	2	$2,227	$83	$102
C&I:
Commercial business	18	$42,816	$34,124	$6,726
Residential:
Single-family	1	$281	$279	$2

	Loans Modified as TDRs During the Year Ended December 31, 2014
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	6	$8,829	$8,624	$43
C&I:
Commercial business	13	$4,379	$3,089	$2,205
Trade finance	1	$190	$73	$14
Residential:
Single-family	9	$11,454	$8,269	$—
Multifamily	6	$5,471	$3,705	$7
Consumer	1	$509	$504	$—

	Loans Modified as TDRs During the Year Ended December 31, 2013
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	6	$26,021	$17,456	$219
C&I:
Commercial business	6	$16,220	$15,624	$4,274
Residential:
Multifamily	1	$1,093	$1,071	$—
Consumer	1	$651	$639	$—

(1)	Includes subsequent payments after modification and reflects the balance as of December 31, 2015, 2014 and 2013.

(2)	The financial impact includes charge-offs and specific reserves recorded at the modification date.

The following tables summarize the non-PCI TDR modifications for the years ended December 31, 2015, 2014 and 2013 by modification type:

($ in thousands)	Modification Type
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	A/B Note	Other	Total
December 31, 2015
CRE	$521	$791	$—	$—	$476	$1,788
C&I	16,325	17,799	—	—	—	$34,124
Residential	279	—	—	—	—	$279
Total	$17,125	$18,590	$—	$—	$476	$36,191

($ in thousands)	Modification Type
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	A/B Note	Other	Total
December 31, 2014
CRE	$691	$5,100	$2,165	$—	$668	$8,624
C&I	2,677	73	94	—	318	3,162
Residential	9,756	1,471	—	—	747	11,974
Consumer	—	—	—	—	504	504
Total	$13,124	$6,644	$2,259	$—	$2,237	$24,264

($ in thousands)	Modification Type
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	A/B Note	Other	Total
December 31, 2013
CRE	$15,923	$540	$—	$884	$109	$17,456
C&I	15,488	136	—	—	—	15,624
Residential	—	—	—	1,071	—	1,071
Consumer	—	—	—	—	639	$639
Total	$31,411	$676	$—	$1,955	$748	$34,790

(1)	Principal modification includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Principal and interest modification includes principal and interest deferments or reductions.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to have defaulted. The following table presents information for loans modified as TDRs within the previous 12 months that have subsequently defaulted during the years ended December 31, 2015, 2014 and 2013:

	Loans Modified as TDRs that Subsequently Defaulted During the Year Ended December 31,
	2015		2014		2013
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
C&I:
Commercial business	—	$—	1	$957	1	$570
Residential:
Single-family	1	$279	—	$—	—	$—
Consumer	—	$—	—	$—	1	$639

The amount of additional funds committed to lend to borrowers whose terms have been modified was immaterial as of December 31, 2015 and 2014.

Impaired Loans

The following tables present the non-PCI impaired loans as of December 31, 2015 and 2014:

($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2015
CRE:
Income producing	$47,043	$24,347	$15,720	$40,067	$3,148
Construction	66	—	14	14	1
Land	1,537	632	683	1,315	118
C&I:
Commercial business	81,720	31,045	40,111	71,156	15,993
Trade finance	10,675	—	10,675	10,675	95
Residential:
Single-family	16,486	4,401	10,611	15,012	584
Multifamily	25,634	16,944	6,783	23,727	339
Consumer	1,240	—	1,240	1,240	60
Total	$184,401	$77,369	$85,837	$163,206	$20,338

($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2014
CRE:
Income producing	$58,900	$35,495	$15,646	$51,141	$1,581
Construction	6,913	6,913	—	6,913	—
Land	13,291	2,838	5,622	8,460	1,906
C&I:
Commercial business	44,569	12,723	25,717	38,440	15,174
Trade finance	12,967	6,431	274	6,705	28
Residential:
Single-family	18,908	6,003	11,398	17,401	461
Multifamily	37,649	21,523	12,890	34,413	313
Consumer	1,259	1,151	108	1,259	1
Total	$194,456	$93,077	$71,655	$164,732	$19,464

The following table presents the average recorded investment and the amount of interest income recognized on non-PCI impaired loans for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Year Ended December 31,
	2015		2014		2013
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
CRE:
Income producing	$44,043	$536	$54,544	$1,249	$71,856	$2,480
Construction	14	—	6,888	—	6,888	—
Land	2,708	39	8,633	298	12,453	496
C&I:
Commercial business	73,513	315	36,528	833	38,294	735
Trade finance	11,402	223	336	15	1,603	11
Residential:
Single-family	15,347	242	16,413	342	15,322	154
Multifamily	24,001	312	37,128	830	35,799	850
Consumer	1,251	47	1,259	47	3,225	4
Total impaired non-PCI loans	$172,279	$1,714	$161,729	$3,614	$185,440	$4,730

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction of principal and not as interest income.

Allowance for Credit Losses

The following tables present a summary of the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Non-PCI Loans
	CRE	C&I	Residential	Consumer	Total	PCI Loans	Total
Year Ended December 31, 2015
Beginning balance	$72,263	$134,598	$43,856	$10,248	$260,965	$714	$261,679
Provision for (reversal of) loan losses	3,338	11,640	(7,499)	(555)	6,924	(355)	6,569
Charge-offs	(1,545)	(20,423)	(1,686)	(600)	(24,254)	—	(24,254)
Recoveries	7,135	8,782	4,621	427	20,965	—	20,965
Net recoveries (charge-offs)	5,590	(11,641)	2,935	(173)	(3,289)	—	(3,289)
Ending balance	$81,191	$134,597	$39,292	$9,520	$264,600	$359	$264,959

($ in thousands)	Non-PCI Loans
	CRE	C&I	Residential	Consumer	Total	PCI Loans	Total
Year Ended December 31, 2014
Beginning balance	$70,154	$115,184	$50,716	$11,352	$247,406	$2,269	$249,675
Provision for (reversal of) loan losses	3,264	49,200	(8,167)	4,318	48,615	(1,032)	47,583
Charge-offs	(3,137)	(39,984)	(1,103)	(5,871)	(50,095)	(523)	(50,618)
Recoveries	1,982	10,198	2,410	449	15,039	—	15,039
Net (charge-offs) recoveries	(1,155)	(29,786)	1,307	(5,422)	(35,056)	(523)	(35,579)
Ending balance	$72,263	$134,598	$43,856	$10,248	$260,965	$714	$261,679

($ in thousands)	Non-PCI Loans
	CRE	C&I	Residential	Consumer	Total	PCI Loans	Total
Year Ended December 31, 2013
Beginning balance	$72,385	$107,719	$49,436	$4,995	$234,535	$—	$234,535
(Reversal of) provision for loan losses	(3,287)	11,534	2,473	7,218	17,938	2,269	20,207
Charge-offs	(3,737)	(8,461)	(3,197)	(2,385)	(17,780)	—	(17,780)
Recoveries	4,793	4,392	2,004	1,524	12,713	—	12,713
Net recoveries (charge-offs)	1,056	(4,069)	(1,193)	(861)	(5,067)	—	(5,067)
Ending balance	$70,154	$115,184	$50,716	$11,352	$247,406	$2,269	$249,675

The following table presents a summary of the activity in the allowance for unfunded credit reserves for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Year Ended December 31,
	2015	2014	2013
Beginning balance	$12,712	$11,282	$9,437
Provision for unfunded credit reserves	7,648	1,575	2,157
Charge-offs	—	145	312
Ending balance	$20,360	$12,712	$11,282

The allowance for unfunded credit reserves is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The allowance for unfunded credit reserves was included in accrued expense and other liabilities in the accompanying Consolidated Balance Sheets. Please refer to Note 14 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements for additional information related to unfunded credit reserves.

The following tables present the Company’s allowance for loan losses and recorded investments in loans by portfolio segment as of December 31, 2015 and 2014 and disaggregated by the Company’s impairment methodology:

($ in thousands)	CRE	C&I	Residential	Consumer	Total
As of December 31, 2015
Allowance for loan losses
Individually evaluated for impairment	$3,267	$16,088	$923	$60	$20,338
Collectively evaluated for impairment	77,924	118,509	38,369	9,460	244,262
Acquired with deteriorated credit quality	347	9	3	—	359
Ending balance	$81,538	$134,606	$39,295	$9,520	$264,959

Recorded investment in loans
Individually evaluated for impairment	$41,396	$81,831	$38,739	$1,240	$163,206
Collectively evaluated for impairment	7,519,988	8,861,960	4,213,265	1,930,588	22,525,801
Acquired with deteriorated credit quality (1)	549,365	59,216	337,910	24,263	970,754
Ending balance (1)	$8,110,749	$9,003,007	$4,589,914	$1,956,091	$23,659,761

(1)	Loans net of ASC 310-30 discount.

($ in thousands)	CRE	C&I	Residential	Consumer	Total
As of December 31, 2014
Allowance for loan losses
Individually evaluated for impairment	$3,487	$15,202	$774	$1	$19,464
Collectively evaluated for impairment	68,776	119,396	43,082	10,247	241,501
Acquired with deteriorated credit quality	714	—	—	—	714
Ending balance	$72,977	$134,598	$43,856	$10,248	$261,679

Recorded investment in loans
Individually evaluated for impairment	$66,514	$45,145	$51,814	$1,259	$164,732
Collectively evaluated for impairment	6,035,702	7,942,436	4,779,465	1,482,697	20,240,300
Acquired with deteriorated credit quality (1)	717,297	89,620	485,410	29,786	1,322,113
Ending balance (1)	$6,819,513	$8,077,201	$5,316,689	$1,513,742	$21,727,145

(1)	Loans net of ASC 310-30 discount.

PCI Loans

As of the respective acquisition dates, PCI loans were pooled and accounted for at fair value, which represents the discounted value of the expected cash flows of the loan portfolio. The amount of expected cash flows over the initial investment in the loan represent the “accretable yield,” which is recognized as interest income on a level yield basis over the life of the loan. The excess of total contractual cash flows over the cash flows expected to be received at origination is deemed the “nonaccretable difference.”

The following table presents the changes in the accretable yield for the PCI loans for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Year Ended December 31,
	2015	2014	2013
Beginning balance	$311,688	$461,545	$556,986
Addition	—	6,745	—
Accretion	(107,442)	(219,169)	(347,010)
Changes in expected cash flows	10,661	62,567	251,569
Ending balance	$214,907	$311,688	$461,545

Covered assets consist of loans receivable and OREO that were acquired in the UCB acquisition on November 6, 2009 and in the WFIB acquisition on June 11, 2010 for which the Company entered into shared-loss agreements with the FDIC. The shared-loss coverage of the UCB and WFIB commercial loans ended as of December 31, 2014 and June 30, 2015, respectively. In addition, during the year ended December 31, 2015 the Company reached an agreement with the FDIC to early terminate the WFIB and UCB shared-loss agreements and made a total payment of $125.5 million for the early termination. As a result, the Company has no remaining shared-loss agreements with the FDIC as of December 31, 2015. Of the total $1.32 billion in PCI loans as of December 31, 2014, $1.23 billion were covered under shared-loss agreements. As of December 31, 2014, $1.48 billion of total loans were covered under shared-loss agreements.

FDIC Indemnification Asset/Net Payable to FDIC

The Company amortizes the difference between the recorded amount of the FDIC indemnification asset and the expected reimbursement from the FDIC over the life of the indemnification asset. Due to the early termination of the shared-loss agreements entered with FDIC as previously discussed, the Company no longer has a FDIC indemnification asset/net payable to the FDIC as of December 31, 2015. As of December 31, 2014, a net payable to the FDIC of $96.1 million was included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

The following table presents a summary of the FDIC indemnification asset/net payable to the FDIC for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Year Ended December 31,
	2015	2014	2013
Beginning balance	$(96,106)	$74,708	$316,313
Amortization	(3,906)	(101,638)	(99,055)
Reductions (1)	(10,307)	(33,595)	(95,536)
FDIC repayment (2)	110,319	(35,581)	(47,014)
Ending balance	$—	$(96,106)	$74,708

(1)	Reductions relate to charge-offs, partial prepayments, loan payoffs and loan sales which result in a corresponding reduction of the indemnification asset.

(2)
Represents the change in the calculated estimate the Company will be required to pay the FDIC at the end of the FDIC shared-loss agreements, due to lower thresholds of losses, with the exception of the amount in the year ended December 31, 2015, which includes the final payments made to the FDIC due to the early termination of the shared-loss agreements.

Loans Held for Sale

Loans held for sale were $32.0 million and $46.0 million as of December 31, 2015 and 2014, respectively. $1.69 billion of loans held-for-investment were transferred to loans held for sale during the year ended December 31, 2015. These loans were primarily comprised of single-family residential and C&I loans. In comparison, $837.4 million and $97.1 million of loans held-for-investment were transferred to loans held for sale during the years ended December 31, 2014 and 2013, respectively. These loans were primarily comprised of student and C&I loans.

The Company recorded $5.1 million and $5.2 million in write-downs related to loans transferred from loans held-for-investment to loans held for sale to the allowance for loan losses for the years ended December 31, 2015 and 2014, respectively. The Company did not record any write-downs related to loans transferred from loans held-for-investment to loans held for sale for the year ended December 31, 2013.

For the year ended December 31, 2015, approximately $1.70 billion of loans were sold, resulting in net gains of $27.8 million. Loans sold during the year ended December 31, 2015 were primarily comprised of single-family residential and C&I loans. For the year ended December 31, 2014, approximately $1.09 billion of loans, mainly comprised of student and C&I loans, were sold, resulting in net gains of $39.1 million. For the year ended December 31, 2013, approximately $364.4 million of loans, mainly comprised of student and C&I loans, were sold, resulting in net gains of $7.8 million. In addition, the Company recorded a $3.0 million LOCOM adjustment related to the loans held for sale portfolio during the year ended December 31, 2015. The LOCOM adjustment was included in the net gains on sales of loans in the accompanying Consolidated Statements of Income. The Company did not record any LOCOM adjustment related to the loans held for sale portfolio during the years ended December 31, 2014 and 2013.

NOTE 9	—	INVESTMENTS IN QUALIFIED AFFORDABLE HOUSING PARTNERSHIPS, TAX CREDIT AND OTHER INVESTMENTS, NET

The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate income.  The Company invests in certain affordable housing limited partnerships that qualify for CRA credits. Such limited partnerships are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  In addition to affordable housing limited partnerships, the Company invests in new market tax credit projects that qualify for CRA credits and eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, while the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

Investments in Qualified Affordable Housing Partnerships, Net

As discussed in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements, the Company adopted ASU 2014-01 on January 1, 2015 with retrospective application to all periods presented. Prior to adopting ASU 2014-01, the Company applied the equity method or the cost method of accounting depending on the ownership percentage and the influence the Company has on these limited partnerships. The amortization of the investments in affordable housing limited partnerships was previously presented under noninterest expense in the accompanying Consolidated Statements of Income. Under the proportional amortization method, the Company now amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in the Consolidated Statements of Income as a component of income tax expense. The cumulative effect of the retrospective application of the change in amortization method was a $2.1 million increase in retained earnings on the Consolidated Balance Sheets as of January 1, 2014.

The following tables present the impact of the new accounting guidance on the Consolidated Balance Sheets and the Consolidated Statements of Income as of the periods indicated:

($ in thousands)	December 31, 2014
	As Previously Reported	As Revised
Consolidated Balance Sheets:
Investments in qualified affordable housing partnerships, net	$178,652	$178,962
Other assets — deferred tax assets	$384,367	$389,601
Retained earnings	$1,598,598	$1,604,141

($ in thousands, except per share data)	Year Ended December 31,
	2014		2013
	As Previously Reported	As Revised	As Previously Reported	As Revised
Consolidated Statements of Income:
Noninterest expense — amortization of tax credit and other investments	$75,660	$44,092	$27,268	$5,973
Income before income taxes	$415,455	$447,023	$425,850	$447,146
Income taxes expense	$72,972	$101,145	$130,805	$153,822
Net income	$342,483	$345,878	$295,045	$293,324
Earnings Per Share:
Basic	$2.39	$2.42	$2.11	$2.10
Diluted	$2.38	$2.41	$2.10	$2.09

The following table presents the balances of the Company’s investments in qualified affordable housing partnerships, net and related unfunded commitments as of December 31, 2015 and 2014:

($ in thousands)	December 31,
	2015	2014
Investments in qualified affordable housing partnerships, net	$193,978	$178,962
Accrued expenses and other liabilities — Unfunded commitments	$61,525	$43,311

The following table presents other information related to the Company’s investments in qualified affordable housing partnerships, net for the periods indicated:

($ in thousands)	Year Ended December 31,
	2015	2014	2013
Tax credits and other tax benefits recognized	$38,271	$32,613	$29,084
Amortization expense included in income tax expense	$26,814	$21,428	$20,824

Investments in Tax Credit and Other Investments, Net

Investments in tax credit and other investments, net were $187.2 million and $110.1 million as of December 31, 2015 and 2014, respectively, and were included in other assets in the Consolidated Balance Sheets. The Company is not the primary beneficiary in these partnerships and, therefore, is not required to consolidate its investments in tax credit and other investments on the Consolidated Financial Statements. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company applies either the equity method or cost method of accounting.

Total unfunded commitments for these investments were $113.2 million and $71.4 million as of December 31, 2015 and 2014, respectively, and were included in accrued expenses and other liabilities in the Consolidated Balance Sheets. Amortization of tax credit and other investments were $36.1 million, $44.1 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s unfunded commitments related to investments in qualified affordable housing partnerships, tax credit and other investments, net are estimated to be paid as follows:

Estimates For The Years Ending December 31,	Amount
($ in thousands)
2016	$84,456
2017	34,483
2018	20,645
2019	13,891
2020	15,418
Thereafter	5,828
Total	$174,721

NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Total goodwill remained unchanged as of December 31, 2015 compared with December 31, 2014. Goodwill is tested for impairment on an annual basis as of December 31st, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s three operating segments, Retail Banking, Commercial Banking, and Other, are equivalent to the Company’s reporting units. For complete discussion and disclosure, please refer to Note 20 - Business Segments to the Consolidated Financial Statements. The following table presents the changes in the carrying amount of goodwill for segments with goodwill balances for the years ended December 31, 2015 and 2014:

($ in thousands)	Year Ended December 31,
	2015			2014
	Retail Banking	Commercial Banking	Total	Retail Banking	Commercial Banking	Total
Beginning balance	$357,207	$112,226	$469,433	$320,566	$16,872	$337,438
Addition from MetroCorp acquisition (1)	—	—	—	36,641	95,354	131,995
Ending balance	$357,207	$112,226	$469,433	$357,207	$112,226	$469,433

(1)
Includes $11.0 million of tax and BOLI adjustments recorded in the fourth quarter of 2014 due to the acquisition of MetroCorp, as discussed in Note 2 — Business Combination to the Consolidated Financial Statements.

Impairment testing

The Company performed its annual impairment test as of December 31, 2015 to determine whether and to what extent, if any, recorded goodwill was impaired. The Company used an income approach or a combined income and market approach to determine the fair value of the reporting units. Under the income approach, the Company provided a net income projection for the next three years plus a terminal growth rate that was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which represents the cost savings that a purchaser of the reporting units could achieve by eliminating duplicative costs. Under the combined income and market approaches, the fair value from each approach was weighted based on management’s perceived risk of each approach to determine the fair value. As a result of this analysis, the Company determined that there was no goodwill impairment as of December 31, 2015 as the fair values of all reporting units exceeded the current carrying amounts of the goodwill. No assurance can be given that goodwill will not be written down in future periods.

Premiums on Acquired Deposits

Premiums on acquired deposits represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. There were no impairment write-downs on deposit premiums for the years ended December 31, 2015, 2014 and 2013.

The following table presents the gross carrying value of intangible assets and accumulated amortization for the years ended December 31, 2015 and 2014:

($ in thousands)	2015	2014
Gross balance	$108,814	$108,814
Accumulated amortization	72,739	63,505
Net carrying balance	$36,075	$45,309

Amortization Expense

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. The amortization expense related to the intangible assets was $9.2 million, $10.2 million and $9.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table presents the estimated future amortization expense of premiums on acquired deposits at December 31, 2015:

Year ended December 31,	Amount
($ in thousands)
2016	$8,086
2017	6,935
2018	5,883
2019	4,864
2020	3,846
Thereafter	6,461
Total	$36,075

NOTE 11 — CUSTOMER DEPOSITS

The following table presents the balances for customer deposits as of December 31, 2015 and 2014:

($ in thousands)	2015	2014
Core deposits:
Noninterest-bearing demand	$8,656,805	$7,381,030
Interest-bearing checking	3,336,293	2,545,618
Money market	6,932,962	6,318,120
Savings deposits	1,933,026	1,651,267
Total core deposits	20,859,086	17,896,035
Time deposits:
Less than $100,000	1,434,767	1,662,046
$100,000 or greater	5,182,128	4,450,693
Total time deposits	6,616,895	6,112,739
Total deposits	$27,475,981	$24,008,774

Time deposits in the $100 thousand or greater category included $191.0 million and $133.3 million of deposits held by the Company’s foreign banking offices located in Hong Kong; and $267.0 million and $233.9 million of deposits held by the Company’s foreign banking offices located in China as of December 31, 2015 and 2014, respectively.

The aggregate amount of domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250,000 was $3.17 billion and $2.40 billion as of December 31, 2015 and 2014, respectively. Foreign offices time deposits, which include both Hong Kong and China, of $444.1 million and $350.1 million as of December 31, 2015 and 2014, respectively, were in denominations of $250,000 or more.

The following table presents the scheduled maturities of time deposits as of December 31, 2015:

($ in thousands)	Amount
2016	$5,404,746
2017	572,989
2018	275,259
2019	173,894
2020	79,753
Thereafter	110,254
Total	$6,616,895

NOTE 12 — FHLB ADVANCES AND LONG-TERM DEBT

FHLB Advances

FHLB advances totaled $1.02 billion and $317.2 million as of December 31, 2015 and 2014, respectively. During the fourth quarter of 2015, the Company entered into short-term FHLB advances of $700.0 million as a means to improve liquidity and cash availability, which matured in February 2016. The FHLB advances have floating interest rates that reset monthly or quarterly based on LIBOR. The weighted average interest rate was 0.51% and 0.58% as of December 31, 2015 and 2014, respectively. The interest rates ranged from 0.51% to 0.63%, and 0.30% and 0.58% in 2015 and 2014, respectively. As of December 31, 2015, FHLB advances that will mature in the next five years are as follows: 2016 — $700.0 million; 2017 and 2018 — $0.0 million; 2019 — $80.0 million; 2020 — $0.0 million and thereafter — $239.4 million.

The Company’s available borrowing capacity from FHLB advances totaled $4.45 billion and $5.54 billion as of December 31, 2015 and 2014, respectively. The Company’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB reduced by its outstanding FHLB advances. As of December 31, 2015 and 2014, all advances were secured by real estate loans.

Long-Term Debt

The following table presents the components of long-term debt as of December 31, 2015 and 2014:

($ in thousands)	December 31,
	2015	2014
Junior subordinated debt	$146,084	$145,848
Term loan	60,000	80,000
Total long-term debt	$206,084	$225,848

Junior Subordinated Debt — As of December 31, 2015, the Company has six statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and considers the value of the common stock issued by the Trusts to the Company in conjunction with these transactions. The common stock is recorded in other assets for the amount issued in connection with these junior subordinated debt issuances.

The following table presents the outstanding junior subordinated debt issued by each trust:

				December 31, 2015		December 31, 2014
Issuer	Stated Maturity (1)	Stated Interest Rate	Current Rate	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts
($ in thousands)
East West Capital Trust V	November 2034	3-month Libor + 1.80%	2.18%	$464	$15,000	$464	$15,000
East West Capital Trust VI	September 2035	3-month Libor + 1.50%	2.01%	619	20,000	619	20,000
East West Capital Trust VII	June 2036	3-month Libor + 1.35%	1.86%	928	30,000	928	30,000
East West Capital Trust VIII	June 2037	3-month Libor + 1.40%	1.85%	619	18,000	619	18,000
East West Capital Trust IX	September 2037	3-month Libor + 1.90%	2.41%	928	30,000	928	30,000
Metro Bank Trust	December 2035	3-month Libor + 1.55%	2.06%	1,083	35,000	1,083	35,000
Total				$4,641	$148,000	$4,641	$148,000

(1)	All the above debt instruments are subject to call options where early redemption requires appropriate notice.

The proceeds from these issuances represent liabilities of the Company to the Trusts and are reported in the Consolidated Balance Sheets as a component of long-term debt. Interest payments on these securities are made quarterly and are deductible for tax purposes. Although trust preferred securities remain qualified at December 31, 2015 as Tier I and Tier II capital for regulatory purposes (at adjusted percentages of 25% and 75%, respectively), they will be limited to Tier II capital beginning in 2016 based on the Basel III Capital Rules as discussed in Item 1. Business - Supervision and Regulation - Capital Requirements.

Term Loan — In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month LIBOR plus 150 basis points and the weighted average interest rate on the term loan was 1.83% and 1.76% for the years ended December 31, 2015 and 2014. The outstanding balances of the term loan were $60.0 million and $80.0 million as of December 31, 2015 and 2014, respectively.  The term loan is included in long-term debt in the Consolidated Balance Sheets.

NOTE 13 — INCOME TAXES

Income tax expense was $194.0 million for the year ended December 31, 2015, representing an effective tax rate of 33.5%, compared to $101.1 million, representing an effective tax rate of 22.6% and $153.8 million, representing an effective tax rate of 34.4% for the years ended December 31, 2014 and 2013, respectively. The higher effective tax rate in 2015 compared to 2014, was mainly due to less tax credits that were recognized in 2015 from investments in affordable housing, historic rehabilitation and renewable energy projects. The Company recognizes investment tax credits from affordable housing partnerships and other tax credit investments in the year the credit arises under the flow-through method of accounting. Included in the income tax expense recognized during 2015, 2014 and 2013 were $67.6 million, $85.7 million and $35.0 million, respectively, of tax credits generated mainly from investments in affordable housing partnerships and other tax credit investments.

The following table presents the components of income tax expense for the years indicated:

($ in thousands)	Year Ended December 31,
	2015	2014	2013
Current income tax (benefit) expense:
Federal	$(62,829)	$174,640	$152,061
State	(4,750)	70,527	44,389
Foreign	409	3,846	208
Total current income tax (benefit) expense	(67,170)	249,013	196,658
Deferred income tax expense (benefit):
Federal	199,858	(111,122)	(31,293)
State	60,437	(36,040)	(13,155)
Foreign	919	(706)	1,612
Total deferred income tax expense (benefit)	261,214	(147,868)	(42,836)
Income tax expense (1)	$194,044	$101,145	$153,822

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

 The difference between the effective tax rate implicit in the Consolidated Financial Statements and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2015	2014	2013
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	6.3	5.0	4.6
Tax credits	(8.7)	(16.7)	(4.8)
Other, net	0.9	(0.7)	(0.4)
Effective income tax rate (1)	33.5%	22.6%	34.4%

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. The tax effects of temporary differences that give rise to significant portions of the deferred tax (liabilities) assets are presented below:

($ in thousands)	December 31,
	2015				2014
	Federal	State	Foreign	Total	Federal	State	Foreign	Total
Deferred tax liabilities:
Core deposit intangibles	$(12,588)	$(3,616)	$—	$(16,204)	$(15,748)	$(4,513)	$—	$(20,261)
Fixed assets	(15,167)	(4,093)	—	(19,260)	(16,615)	(4,101)	—	(20,716)
FHLB stock	(2,229)	(618)	—	(2,847)	(5,064)	(1,475)	—	(6,539)
Deferred loan fees	(1,198)	(332)	—	(1,530)	(1,587)	(454)	—	(2,041)
Purchased loan discounts	—	—	—	—	(51)	(15)	—	(66)
State taxes	(912)	—	—	(912)	(8,244)	—	—	(8,244)
Gain from FDIC-assisted acquisition	—	—	—	—	(2,063)	(64)	—	(2,127)
Acquired debt	(2,295)	(637)	—	(2,932)	(2,237)	1,369	—	(868)
Acquired loans and OREO	(7,222)	(1,714)	(406)	(9,342)	—	—	—	—
Other, net	(1,740)	(883)	—	(2,623)	(1,652)	(473)	—	(2,125)
Total gross deferred tax (liabilities)	(43,351)	(11,893)	(406)	(55,650)	(53,261)	(9,726)	—	(62,987)
Deferred tax assets:
Tax credit and other investments (1)	(1,250)	3,894	—	2,644	5,523	6,349	—	11,872
Allowance for loan losses and OREO reserves	102,382	28,686	1,153	132,221	93,749	23,615	1,409	118,773
NOL carryforwards	—	282	—	282	—	749	—	749
Deferred compensation	21,484	6,028	—	27,512	16,505	4,785	—	21,290
Mortgage servicing assets	875	243	—	1,118	2,570	735	—	3,305
Purchased loan premium	172	48	—	220	292	84	—	376
Unrealized loss on securities	4,685	1,279	—	5,964	42,737	12,638	—	55,375
FDIC receivable & clawback	—	—	—	—	36,630	11,736	—	48,366
Acquired loans and OREO	—	—	—	—	139,360	36,678	256	176,294
Nonaccrual interest income	4,124	1,144	—	5,268	356	102	—	458
Other, net	12,905	3,573	96	16,574	11,833	4,116	97	16,046
Total gross deferred tax assets (1)	145,377	45,177	1,249	191,803	349,555	101,587	1,762	452,904
Valuation allowance	—	(282)	—	(282)	—	(316)	—	(316)
Net deferred tax assets (1)	$102,026	$33,002	$843	$135,871	$296,294	$91,545	$1,762	$389,601

(1)
Prior period was restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is used, as needed, to reduce the deferred tax assets to the amount that is more likely than not to be realized.

The Company expects to have sufficient taxable income in future years to fully realize the deferred tax assets. Based on the available evidence, management believes that it is more likely than not that all of the benefit of the deferred tax assets recorded as of December 31, 2015 will be realized, with the exception of the deferred tax assets related to certain state net operating loss (“NOL”) carryforwards. A valuation allowance has been recorded for the state NOL (for states other than California, Georgia, Massachusetts and New York) since management believes that these NOLs may not be fully utilized. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with the standards of ASC 740-10. As of December 31, 2015 and 2014, the Company had net deferred tax assets of $135.9 million and $389.6 million, respectively. The decrease in deferred tax assets in 2015 was mainly due to the termination of the FDIC shared-loss agreements, realization of previously impaired available-for-sale investment securities and the deductibility of certain acquired loans for tax purposes. Net deferred tax assets are included in other assets on the Consolidated Balance Sheets.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

($ in thousands)	Year Ended December 31,
	2015	2014
Beginning Balance	$5,020	$4,677
Additions for tax positions of prior years	2,105	343
Reductions for tax positions of prior years	—	—
Additions for tax positions of current year	—	—
Settlements	—	—
Ending Balance	$7,125	$5,020

For the years ended December 31, 2015 and 2014, the Company increased the unrecognized tax benefits by $2.1 million and $343 thousand, respectively, for the California enterprise zone net interest deduction. As of December 31, 2015 and 2014, the balances of unrecognized tax benefits related to tax uncertainties, including interest and penalties was $8.9 million and $7.2 million, respectively, which is included in accrued expenses and other liabilities on the Consolidated Balance Sheets. Also, for the years ended December 31, 2015 and 2014, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $4.6 million and $3.3 million, respectively.

Every year, subsequent to 2012, the Company has executed a Memorandum of Understanding (“MOU”) with the IRS to voluntarily participate in the IRS Compliance Assurance Process (“CAP”) where the IRS will assist the Company in identifying and resolving any tax issues that may arise throughout the tax year. The objective of the CAP is to resolve issues in a timely and contemporaneous manner and eliminate the need for a lengthy post-filing examination. Filed in September 2014, the 2013 tax return received a full acceptance of all tax matters from the IRS. The Company has executed a MOU with the IRS for the 2014 to 2016 tax years. For federal tax purposes, tax years from 2011 and beyond remain open. For California franchise tax purposes, tax years from 2003 and beyond remain open. The state of North Carolina has initiated an audit of East West Bank’s corporate income tax return for the 2012 tax year. The Company does not believe that the outcome of unresolved issues or claims in any tax jurisdiction is likely to be material to the Company’s financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change for the year ended December 31, 2016.

The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of income tax expense in the Consolidated Statements of Income. The Company recorded a change in interest and penalties of ($460) thousand, $597 thousand and ($744) thousand for its unrecognized tax positions as of December 31, 2015, 2014 and 2013, respectively. Total interest and penalties accrued as of December 31, 2015 and 2014 were $1.8 million and $2.2 million, respectively, which is included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

NOTE 14 — COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Credit Extensions — In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded commitments and unissued SBLCs. The following table summarizes the Company’s credit-related commitments as of December 31:

($ in thousands)	2015	2014
Loan commitments	$3,370,271	$2,973,577
Commercial and standby letters of credit (“SBLCs”)	$1,293,547	$1,253,066

 Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Of the $3.37 billion unfunded loan commitments as of December 31, 2015, approximately $1.84 billion are expected to expire in 2016. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while SBLCs generally are contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. The customer is obligated to reimburse the Company for any payment made on the customer’s behalf. If the customer fails to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. Total letters of credit of $1.29 billion consisted of commercial letters of credit of $64.9 million and SBLCs of $1.23 billion as of December 31, 2015. Approximately $420.8 million of these letters of credit will expire in 2016.

The Company uses the same credit underwriting criteria in extending loans, commitments, and conditional obligations to customers. Each customer’s creditworthiness is evaluated on a case-by-case basis. Collateral may be obtained based on management’s assessment of the customer’s credit. Collateral may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves and amounted to $19.8 million and $10.5 million as of December 31, 2015 and 2014, respectively. These amounts are included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Guarantees — The Company has sold or securitized loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to make payments when the loans default. As of December 31, 2015, the maximum potential future payment, which is generally the unpaid principal balance of total loans sold or securitized with recourse amounted to $191.3 million and was comprised of $29.8 million in single-family loans with full recourse and $161.5 million in multifamily loans with limited recourse. In comparison, total loans sold or securitized with recourse amounted to $249.8 million as of December 31, 2014, and was comprised of $35.5 million in single-family loans with full recourse and $214.3 million in multifamily loans with limited recourse. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves and totaled $630 thousand and $2.2 million as of December 31, 2015 and 2014, respectively. The allowance for unfunded credit reserves were included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The Company continues to experience minimal losses from the single-family and multifamily loan portfolios sold or securitized with recourse.

Lease Commitments — The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $24.6 million, $26.2 million and $26.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum rental payments under non-cancellable operating leases are estimated as follows:

Years Ending December 31,	Amount
($ in thousands)
2016	$28,042
2017	24,902
2018	21,263
2019	18,112
2020	14,708
Thereafter	53,320
Total	$160,347

Related Party Transactions — In the ordinary course of business, the Company may enter into transactions with various related parties. The Company’s related party transactions were not material for the years ended December 31, 2015 and 2014.

Litigation — The Company is a party to various legal actions arising in the normal course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for currently outstanding lawsuits, claims, and proceedings when a loss contingency is probable and can be reasonably estimated. The outcome of such legal actions is inherently difficult to predict and it is possible that one or more of the currently pending or threatened legal or regulatory matters could have material adverse effect on the Company’s liquidity, consolidated financial position, and/or results of operations. Based on the information currently available, advice of counsel and established reserves, the Company believes that the eventual outcome of pending legal matters will not individually or in the aggregate have a material adverse effect on the Company’s consolidated financial position. On September 8, 2014, a jury in the case titled “F&F, LLC and 618 Investment, Inc. v. East West Bank,” Superior Court of the State of California for the County of Los Angeles, Case No. BC462714, delivered a verdict in favor of plaintiff F&F, LLC. The case is being appealed.  The litigation accrual was $35.4 million and $31.6 million as of December 31, 2015 and 2014, respectively.

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships and other tax credit investments qualifying for community reinvestment tax credits or other types of tax credits. These commitments are payable on demand. As of December 31, 2015 and 2014, these commitments were $174.7 million and $114.7 million, respectively. These commitments are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

NOTE 15 — STOCK COMPENSATION PLANS

Pursuant to the Company’s 1998 Stock Incentive Plan, as amended, the Company issues stock options, RSAs and RSUs to employees. An aggregate of 11.0 million shares of common stock were authorized under the 1998 Stock Incentive Plan, as amended, and the total number available for grant was approximately 3.0 million as of December 31, 2015.

The following table summarizes the total share-based compensation expense and the related net tax benefit associated with its various employee share-based compensation plans for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Year Ended December 31,
	2015	2014	2013
Compensation expense related to RSAs and RSUs	$16,502	$13,883	$13,531
Net tax benefit recognized in equity for stock compensation plans	$3,291	$6,513	$5,522

Stock Options — The Company issues stock options to certain employees, officers and directors. Stock options are issued at the current market price on the date of grant. No options have been granted since 2011. As of December 31, 2014, the Company had 42,116 stock options outstanding that were vested and exercisable at a weighted average exercise price of $20.75. These options had a four-year vesting period and contractual term of seven years. During 2015, all outstanding stock options have been fully exercised and there were no outstanding options as of December 31, 2015.

The following table presents information related to stock options for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Year Ended December 31,
	2015	2014	2013
Cash proceeds from options exercised	$874	$4,937	$1,680
Net tax benefit recognized from options exercised	$320	$1,398	$48
Total intrinsic value of options exercised	$760	$3,546	$926
Total fair value of options vested	N/A	N/A	$363

 RSAs and RSUs — RSAs and RSUs are granted under our long-term incentive plan at no cost to the recipient. RSAs vest ratably over three years, cliff vest after three years, or vest at a rate of 50% each at the fourth and fifth year of continued employment from the date of the grant. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. The restricted stock entitles the recipient to receive cash dividends equivalent to any dividends paid on the underlying common stock during the period the restricted stock is outstanding and, as such, are considered participating securities as discussed in Note 17 — Stockholders’ Equity and Earnings Per Share to the Consolidated Financial Statements. All RSAs have vested as of December 31, 2015. While a portion of the RSAs and RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals. All RSAs and RSUs are subject to forfeiture until vested.

The following table presents a summary of the activity for the Company’s time-based RSAs and RSUs, and performance-based RSUs during the year ended December 31, 2015 based on the target amount of awards:

	2015
	RSAs and RSUs
	Time-Based		Performance-Based
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	751,020	$30.61	400,508	$27.51
Granted	477,417	40.36	133,295	41.15
Vested	(225,566)	23.65	(144,445)	22.05
Forfeited	(69,559)	36.64	—	—
Outstanding at end of year	933,312	$36.83	389,358	$34.21

The weighted average fair values of the time-based awards granted during 2015, 2014 and 2013 were $40.36, $36.59 and $25.82, respectively. The weighted average fair value of the performance-based awards granted during the year ended December 31, 2015, 2014 and 2013 were $41.15, $36.85 and $25.25, respectively. The total fair value of time-based awards that vested during 2015, 2014 and 2013 was $9.1 million, $21.6 million and $24.7 million, respectively. The total fair value of performance-based awards that vested during 2015, 2014 and 2013 was $5.8 million, $3.1 million and $1.7 million, respectively.

Compensation expense for the Company’s time-based awards is based on the quoted market price of the related stock at the grant date. Performance-based awards granted that include discretionary performance based vesting conditions are subject to variable accounting. As of December 31, 2015, total unrecognized compensation cost related to time-based and performance-based RSAs amounted to $23.3 million and $10.0 million, respectively. This cost is expected to be recognized over a weighted average period of 1.92 years and 1.78 years, respectively.

Stock Purchase Plan — The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) provides eligible employees of the Company the right to purchase shares of its common stock at a discount. Employees could purchase shares at 90% of the fair market price subject to an annual purchase limitation of $22,500 per employee. As of December 31, 2015, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense has been recognized. 2,000,000 shares of the Company’s common stock have been made available for sale under the Purchase Plan. During 2015 and 2014, 55,485 shares totaling $2.0 million and 58,587 shares totaling $1.9 million, respectively, have been sold to employees under the Purchase Plan. As of December 31, 2015, there were 639,228 shares available under the Purchase Plan.

NOTE 16 — EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution plan, the East West Bank Employees 401(k) Savings Plan (the “Plan”), designed to provide retirement benefits financed by participants’ tax deferred contributions for the benefits of its employees. A Roth 401(k) investing option is also available to the participants, which is designed to be made on an after-tax basis. Under the terms of the Plan, eligible employees may elect to defer up to 80% of their compensation before taxes, up to the dollar limit imposed by the Internal Revenue Service for tax purposes. Participants can also designate a part or all of their contributions as Roth 401(k) contributions. Effective as of April 1, 2014, the Company matches 75% of the first 6% of the Plan participant’s deferred compensation. The Company’s contributions to the Plan are determined annually by the Board of Directors (the “Board”) in accordance with the Plan requirements. Plan participants become vested in the matching contributions received from the Plan sponsor at the rate of 20% per year for each full year of service after the first year such that the Plan participants become 100% vested after five years of credited service. For the Plan years ended December 31, 2015, 2014 and 2013, the Company expensed $7.5 million, $5.9 million and $4.3 million, respectively.

During 2001, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP meets the definition of a pension plan per ASC 715-30, Compensation — Retirement Benefits — Defined Benefit Plans — Pension, pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board upon retirement based upon the officers’ years of service and compensation. The SERP is an unfunded, non-qualified plan under which the participants have no rights beyond those of a general creditor of the Company, and there are no specific assets set aside by the Company in connection with the plan. As of December 31, 2015 and 2014 there was only one executive accruing benefits under the SERP. For the years ended December 31, 2015, 2014, and 2013, $619 thousand, $583 thousand and $644 thousand, respectively, of benefits were expensed and accrued for. The benefit obligation was $6.1 million and $5.8 million as of December 31, 2015 and 2014. The following table presents a summary of expected SERP payments to be paid for the next five years and thereafter as of December 31, 2015:

Year ended December 31,	Amount
($ in thousands)
2016	$2,617
2017	310
2018	319
2019	329
2020	339
Thereafter	8,563
Total	$12,477

NOTE 17 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

MetroCorp Warrant — The Company completed the acquisition of MetroCorp on January 17, 2014. Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock.  Upon the acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant has not been exercised as of December 31, 2015.

Stock Repurchase Program — On January 23, 2013, the Company’s Board authorized a stock repurchase program to buy back up to $200.0 million of the Company’s common stock. During 2013, the Company completed the authorized repurchased program, repurchasing 8,026,807 shares at a weighted average price of $24.89 per share for a total cost of $200.0 million. On July 17, 2013, the Company’s Board authorized an additional stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company has not repurchased any shares under this program. Although this program has no stated expiration date, the Company does not intend to repurchase any shares pursuant to this program absent further action of the Company’s Board.

Quarterly Dividends — The Company paid quarterly dividends on its common stock of $0.20 per share for each quarter of 2015. In comparison, the Company paid quarterly dividends on its common stock of $0.18 and $0.15 per share for each quarter of 2014 and 2013, respectively. Total dividends amounting to $116.2 million, $104.0 million and $83.3 million were paid to the Company’s common stockholders during the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s Board declared and paid quarterly preferred stock cash dividends of $20.00 per share on its Series A preferred stock in 2013. Cash dividends totaling $3.4 million were paid to the Company’s Series A preferred stock stockholders during the year ended December 31, 2013. The Series A preferred stock were converted into common stock on May 1, 2013.

EPS — EPS is calculated using the two-class method. Certain of the Company’s instruments containing rights to nonforfeitable dividends granted in stock-based payment transactions are considered participating securities prior to vesting and, therefore, have been included in the earnings allocations to compute basic and diluted EPS.

The following table presents EPS calculations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
($ in thousands, except per share data, shares in thousands)	2015	2014	2013
Basic
Net income (1)	$384,677	$345,878	$293,324
Less: Preferred stock dividends	—	—	3,428
Earnings allocated to participating securities	3	506	1,682
Net income allocated to common stockholders (1)	$384,674	$345,372	$288,214

Basic weighted-average common shares outstanding	143,818	142,952	137,342
Basic EPS (1)	$2.67	$2.42	$2.10

Diluted
Net income allocated to common stockholders (1)	$384,674	$345,372	$288,214
Add: Convertible preferred stock dividends	—	—	3,428
Net income allocated to diluted common stockholders (1)	$384,674	$345,372	$291,642

Basic weighted-average common shares outstanding	143,818	142,952	137,342
Diluted potential common shares (2)	694	611	2,232
Diluted weighted-average common shares outstanding	144,512	143,563	139,574
Diluted EPS (1)	$2.66	$2.41	$2.09

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

(2)
Includes dilutive shares from stock options, and RSUs for the years ended December 31, 2015, 2014 and 2013. Also includes dilutive shares from warrants for the years ended December 31, 2015 and 2014, and dilutive shares from preferred stock for the year ended December 31, 2013.

For the year ended December 31, 2015, approximately 16 thousand weighted average anti-dilutive shares of RSUs, were excluded from the diluted EPS computation. For the years ended December 31, 2014 and 2013, approximately 27 thousand and 187 thousand weighted average anti-dilutive shares, respectively, comprised of stock options and RSUs, were excluded from the diluted EPS computation.

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the components of AOCI balances for the years ended December 31, 2015, 2014 and 2013.

($ in thousands)	Year Ended December 31,
	2015			2014		2013
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Total	Available- for-Sale Investment Securities	Total
Beginning balance	$4,237	$—	$4,237	$(30,459)	$(30,459)	$4,669	$4,669
Net unrealized gains (losses) arising during the period	13,012	(8,797)	4,215	40,911	40,911	(27,833)	(27,833)
Amounts reclassified from AOCI	(23,393)	—	(23,393)	(6,215)	(6,215)	(7,295)	(7,295)
Changes, net of taxes	(10,381)	(8,797)	(19,178)	34,696	34,696	(35,128)	(35,128)
Ending balance	$(6,144)	$(8,797)	$(14,941)	$4,237	$4,237	$(30,459)	$(30,459)

(1)
Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. In the third quarter of 2015, there was a change in functional currency from USD to the local currency of the Company’s foreign subsidiary.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Year Ended December 31,
	2015			2014			2013
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains (losses) arising during the period	$22,454	$(9,442)	$13,012	$70,537	$(29,626)	$40,911	$(47,988)	$20,155	$(27,833)
Net realized gains reclassified into net income (1)	(40,367)	16,974	(23,393)	(10,715)	4,500	(6,215)	(12,577)	5,282	(7,295)
Net change	(17,913)	7,532	(10,381)	59,822	(25,126)	34,696	(60,565)	25,437	(35,128)

Foreign currency translation adjustments:
Net unrealized losses arising during period	(8,797)	—	(8,797)	—	—	—	—	—	—
Net change	(8,797)	—	(8,797)	—	—	—	—	—	—
Other comprehensive (loss)income	$(26,710)	$7,532	$(19,178)	$59,822	$(25,126)	$34,696	$(60,565)	$25,437	$(35,128)

(1)
For the year ended December 31, 2015, the pretax amount was reported in net gains on sales of available-for-sale investment securities in the Consolidated Statements of Income. For the years ended December 31, 2014 and 2013, the pretax amount was reported in net gains on sales of available-for-sale investment securities and other fees and other operating income in the Consolidated Statements of Income.

NOTE 19 — REGULATORY REQUIREMENTS AND MATTERS

Capital Adequacy — The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank is a member bank of the Federal Reserve System and the Federal Reserve Bank is the Bank’s primary regulator. In July 2013, the Federal Reserve Bank published Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision. The Basel III Capital Rules apply to all depository institutions and top-tier bank holding companies with assets of $500.0 million or more, and accordingly are effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain of their components). The Federal Deposit Insurance Corporation Improvement Act of 1991 requires that the federal regulatory agencies adopt regulations defining capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.

The Basel III Capital Rules: (i) introduced a new capital measure called Common Equity Tier 1 Risk-based Capital (“CET1”) and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, which are instruments treated as Tier 1 instruments under the prior capital rules that meet certain revised requirements; (iii) mandated that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital, compared to existing regulations. The Basel III Capital Rules also prescribed a new standardized approach for risk weightings that expanded the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories.

As of December 31, 2015 and 2014, the Bank was categorized as well capitalized based on applicable U.S. regulatory capital ratio requirements, as set forth in the table below. The Company believes that no changes in conditions or events have occurred since December 31, 2015, which would result in changes that would cause the Company or the Bank to fall below the well capitalized level. The following tables present the regulatory capital information of the Company and the Bank as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
($ in thousands)	Basel III				Basel I
	Actual		Minimum Requirement	Well Capitalized Requirement	Actual		Minimum Requirement	Well Capitalized Requirement
	Amount	Ratio	Ratio	Ratio	Amount	Ratio	Ratio	Ratio

Total capital (to risk-weighted assets)
Company	$3,082,945	12.2%	8.0%	10.0%	$2,753,599	12.6%	8.0%	10.0%
East West Bank	$3,039,524	12.1%	8.0%	10.0%	$2,590,173	11.8%	8.0%	10.0%
Tier I capital (to risk-weighted assets)
Company	$2,686,627	10.7%	6.0%	8.0%	$2,405,452	11.0%	4.0%	6.0%
East West Bank	$2,754,201	11.0%	6.0%	8.0%	$2,316,615	10.6%	4.0%	6.0%
CET1 capital (1) (to risk-weighted assets)
Company	$2,650,413	10.5%	4.5%	6.5%	N/A	N/A	N/A	N/A
East West Bank	$2,754,201	11.0%	4.5%	6.5%	N/A	N/A	N/A	N/A
Tier I leverage capital (to adjusted average assets)
Company	$2,686,627	8.5%	4.0%	5.0%	$2,405,452	8.4%	4.0%	5.0%
East West Bank	$2,754,201	8.8%	4.0%	5.0%	$2,316,615	8.2%	4.0%	5.0%
Risk weighted assets
Company	$25,232,575	N/A	N/A	N/A	$21,931,486	N/A	N/A	N/A
East West Bank	$25,129,885	N/A	N/A	N/A	$21,875,078	N/A	N/A	N/A
Adjusted quarterly average total assets (2)
Company	$31,458,517	N/A	N/A	N/A	$28,501,115	N/A	N/A	N/A
East West Bank	$31,385,333	N/A	N/A	N/A	$28,418,340	N/A	N/A	N/A

(1)	CET1 capital measurement was introduced under the Basel III Capital Rules implemented during 2015.

(2)	Reflects adjusted average total assets for the three months ended December 31, 2015 and 2014.
N/A = not applicable

Reserve Requirement — The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank of San Francisco (the “FRB”). The daily average reserve requirement was approximately $395.6 million and $325.7 million as of December 31, 2015 and 2014, respectively.

Regulatory Matters — The Bank entered into a Written Agreement, dated November 9, 2015, with the FRB (the “Written Agreement”), to correct less than satisfactory Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) programs detailed in a joint examination by the FRB and the California Department of Business Oversight (“DBO”). The Bank also entered into a related MOU with the DBO. The Written Agreement, among other things, requires the Bank to:

•
within 60 days of the Written Agreement, submit a written plan to strengthen the Board’s oversight of the Bank’s compliance with the applicable laws, rules and regulations relating to AML, including compliance with the BSA, the rules and regulations issued thereunder by the U.S. Department of Treasury, and the AML requirements of Regulation H of the Board of Governors (collectively, “BSA/AML Requirements”);

•
within 60 days of the Written Agreement, submit a written revised program for compliance with all applicable BSA/AML Requirements, which, at a minimum, will include, among other things, a system of internal controls to ensure compliance with all applicable BSA/AML Requirements and controls designed to ensure compliance with all applicable requirements relating to correspondent accounts for foreign financial institutions;

•
within 60 days of the Written Agreement, submit a written revised program for conducting appropriate levels of customer due diligence, including policies, procedures, and controls to ensure that the Bank collects, analyzes, and retains complete and accurate customer information for all account holders, including customers of the Bank’s foreign operations;

•
within 60 days of the Written Agreement, submit an enhanced written program to reasonably ensure the identification and timely, accurate and complete reporting by the Bank of all known or suspected violations of law or suspicious transactions to law enforcement and supervisory authorities as required by applicable suspicious activity reporting laws and regulations;

•
within 60 days of the Written Agreement, submit a written plan to the FRB for the full installation, testing, and activation of an effective automated transaction monitoring system to reasonably ensure the identification and timely, accurate, and complete reporting by the Bank of all known or suspected violations of law or suspicious transactions to law enforcement and supervisory authorities;

•
within 30 days following completion of the customer account remediation required by the Written Agreement, engage an independent consultant to conduct a review of, and prepare a report detailing findings relating to, account and transaction activity associated with any high risk customer accounts during a six-month period in 2014 to determine whether suspicious activity involving high risk customer accounts or transactions was properly identified and reported; and

•
within 60 days of the Written Agreement, submit a plan to enhance the Bank’s compliance with Office of Foreign Assets Control (“OFAC”) Regulations, including enhanced OFAC screening procedures and an improved methodology for assessing OFAC risks.

We believe the Bank is making progress in executing the compliance plans and programs required by the Written Agreement and MOU, although there can be no assurances that our plans and progress will be found to be satisfactory by our regulators. As a result, the Bank will continue to require significant management and third party consultant resources to comply with the Written Agreement and MOU and to address any additional findings or recommendations by the regulators. The Bank has already added significant resources to meet the monitoring and reporting obligations imposed by the Written Agreement. The Bank expects these incremental administrative and third party costs, as well as the operational restrictions imposed by the Written Agreement, to adversely affect the Bank’s results of operations.

If additional compliance issues are identified or if the regulators determine that the Bank has not satisfactorily complied with the terms of the Written Agreement, the regulators could take further actions with respect to the Bank and, if such further actions were taken, such actions could have a material adverse effect on the Bank. The operating and other conditions of the Written Agreement could lead to an increased risk of being subject to additional regulatory actions by the DBO or FRB or other government agencies, as well as additional actions resulting from future regular annual safety and soundness and compliance examinations by the federal and state regulators that downgrade the regulatory ratings of the Bank.

NOTE 20 — BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company. The Company has identified three operating segments for purposes of management reporting: (1) Retail Banking; (2) Commercial Banking; and (3) Other. These three business divisions meet the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incurs expenses, its operating results are regularly reviewed by the Company’s chief operating decision-maker to render decisions about resources to be allocated to the segment and assess its performance and discrete financial information is available.

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

The Company’s funds transfer pricing assumptions are intended to promote core deposit growth and to reflect the current risk profiles of various loan categories within the credit portfolio. Transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the Company’s process is reflective of current market conditions. The transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company’s overall growth objectives, as well as to provide a reasonable and consistent basis for the measurement of the Company’s business segments and product net interest margins.

The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of certain operating and administrative costs and the provision for credit losses. Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business segment. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on actual charge-offs for the period as well as average loan balances for each segment during the period. The Company evaluates overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is not deemed practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the years ended December 31, 2015, 2014, and 2013:

($ in thousands)	Year Ended December 31, 2015
	Retail Banking	Commercial Banking	Other	Total
Interest income	$331,755	$654,966	$67,094	$1,053,815
Charge for funds used	(86,769)	(163,601)	(66,773)	(317,143)
Interest spread on funds used	244,986	491,365	321	736,672
Interest expense	(53,088)	(18,025)	(32,263)	(103,376)
Credit on funds provided	261,117	36,251	19,775	317,143
Interest spread on funds provided	208,029	18,226	(12,488)	213,767
Net interest income (loss)	$453,015	$509,591	$(12,167)	$950,439
(Reversal of) provision for credit losses	$(5,835)	$20,052	$—	$14,217
Depreciation, amortization and accretion (1)	$10,051	$(28,096)	$64,247	$46,202
Segment pre-tax profit (loss)	$212,036	$382,233	$(15,548)	$578,721
Segment assets	$7,095,737	$17,923,319	$7,331,866	$32,350,922

($ in thousands)	Year Ended December 31, 2014
	Retail Banking	Commercial Banking	Other	Total
Interest income	$378,445	$715,075	$60,178	$1,153,698
Charge for funds used	(94,162)	(141,652)	(47,570)	(283,384)
Interest spread on funds used	284,283	573,423	12,608	870,314
Interest expense	(48,020)	(15,650)	(49,150)	(112,820)
Credit on funds provided	225,873	38,592	18,919	283,384
Interest spread on funds provided	177,853	22,942	(30,231)	170,564
Net interest income (loss)	$462,136	$596,365	$(17,623)	$1,040,878
Provision for credit losses	$14,979	$34,179	$—	$49,158
Depreciation, amortization and accretion (1)(2)	$14,376	$(8,372)	$76,549	$82,553
Segment pre-tax profit (loss) (2)	$181,286	$293,425	$(27,688)	$447,023
Segment assets (2)	$7,621,808	$15,595,862	$5,525,922	$28,743,592

($ in thousands)	Year Ended December 31, 2013
	Retail Banking	Commercial Banking	Other	Total
Interest income	$374,818	$627,118	$66,749	$1,068,685
Charge for funds used	(86,552)	(116,161)	(18,244)	(220,957)
Interest spread on funds used	288,266	510,957	48,505	847,728
Interest expense	(47,287)	(15,185)	(50,020)	(112,492)
Credit on funds provided	173,194	29,262	18,501	220,957
Interest spread on funds provided	125,907	14,077	(31,519)	108,465
Net interest income	$414,173	$525,034	$16,986	$956,193
Provision for credit losses	$10,911	$11,453	$—	$22,364
Depreciation, amortization and accretion (1)(2)	$19,865	$8,120	$47,829	$75,814
Segment pre-tax profit (2)	$132,961	$283,885	$30,300	$447,146
Segment assets (2)	$7,820,191	$11,545,405	$5,366,620	$24,732,216

(1)	Includes amortization and accretion related to the FDIC indemnification asset/net payable to the FDIC.

(2)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

NOTE 21 — PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The financial information of East West Bancorp, Inc. as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 are as follows:

CONDENSED BALANCE SHEETS

($ in thousands)	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$18,898	$211,053
Available-for-sale investment securities, at fair value	8,731	8,370
Investment in subsidiaries (1)	3,233,206	2,847,227
Tax credit investments, net	47,488	41,054
Other assets	46,894	22,474
TOTAL (1)	$3,355,217	$3,130,178
LIABILITIES
Long-term debt	$206,084	$225,848
Other liabilities	26,183	48,219
Total liabilities	232,267	274,067
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 164,246,517 and 163,772,218 shares issued in 2015 and 2014, respectively.	164	164
Additional paid in capital	1,701,295	1,677,767
Retained earnings (1)	1,872,594	1,604,141
Treasury stock at cost—20,337,284 shares in 2015 and 20,189,989 shares in 2014.	(436,162)	(430,198)
Accumulated other comprehensive (loss) income, net of tax	(14,941)	4,237
Total stockholders’ equity (1)	3,122,950	2,856,111
TOTAL (1)	$3,355,217	$3,130,178

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

CONDENSED STATEMENTS OF INCOME

($ in thousands)	Year Ended December 31,
	2015	2014	2013
Dividends from subsidiaries	$88	$111,701	$319,085
Other income	625	7,414	821
Total income	713	119,115	319,906
Interest expense	4,636	4,823	3,436
Compensation and net occupancy reimbursement to subsidiary	5,386	4,039	3,662
Other expense	24,829	50,280	12,677
Total expense	34,851	59,142	19,775
(Loss) income before income tax benefit and equity in undistributed income (loss) of subsidiaries	(34,138)	59,973	300,131
Income tax benefit	30,849	80,674	22,885
Equity in undistributed income (loss) of subsidiaries (1)	387,966	205,231	(29,692)
Net income (1)	$384,677	$345,878	$293,324

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (1)	$384,677	$345,878	$293,324
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries (1)	(387,965)	(317,620)	(289,309)
Depreciation and amortization	22,870	46,365	8,806
Gains on sales of available-for-sale investment securities and other investments	(20)	(4,357)	(161)
Tax benefit from stock compensation plans, net	(3,291)	(6,513)	(5,522)
Net change in other assets and other liabilities	(37,334)	186,382	293,112
Net cash (used in) provided by operating activities	(21,063)	250,135	300,250
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in tax credit investments	(35,633)	(53,071)	(12,970)
Purchases of:
Available-for-sale investment securities	—	(9,000)	(69,986)
Proceeds from sale of:
Available-for-sale investment securities	20	74,002	—
Net cash (used in) provided by investing activities	(35,613)	11,931	(82,956)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Increase in long-term borrowings	—	—	100,000
Issuance of common stock pursuant to various stock plans and agreements	2,835	6,794	3,054
Payments for:
Repayment of long-term debt	(20,000)	(30,310)	(10,310)
Repurchase of vested shares due to employee tax liability	(5,964)	(10,326)	(13,833)
Repurchase of shares of treasury stock pursuant to the Stock Repurchase Plan	—	—	(199,992)
Cash dividends on common stock	(115,641)	(103,618)	(82,862)
Cash dividends on preferred stock	—	—	(3,428)
Tax benefit from stock compensation plans, net	3,291	6,513	5,522
Net cash used in financing activities	(135,479)	(130,947)	(201,849)
Net (decrease) increase in cash and cash equivalents	(192,155)	131,119	15,445
Cash and cash equivalents, beginning of year	211,053	79,934	64,489
Cash and cash equivalents, end of year	$18,898	$211,053	$79,934
Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$4,254	$4,462	$3,292
Noncash financing activities:
Conversion of preferred stock to common stock	$—	$—	$83,027
Issuance of common stock related to acquisition	$—	$190,830	$—

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

NOTE 22 — QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
($ in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
2015
Interest and dividend income	$270,477	$264,632	$255,445	$263,261
Interest expense	23,536	24,343	27,953	27,544
Net interest income before (reversal of) provision for credit losses	246,941	240,289	227,492	235,717
(Reversal of) provision for credit losses	(2,000)	7,736	3,494	4,987
Net interest income after (reversal of) provision for credit losses	248,941	232,553	223,998	230,730
Noninterest income	44,483	54,181	40,593	44,126
Noninterest expense	144,939	147,745	120,170	128,030
Income before taxes	148,485	138,989	144,421	146,826
Income tax expense	56,680	44,892	45,673	46,799
Net income	$91,805	$94,097	$98,748	$100,027

Earnings per share
Basic	$0.64	$0.65	$0.69	$0.70
Diluted	$0.63	$0.65	$0.68	$0.69
Weighted average number of shares outstanding (in thousands)
Basic	143,900	143,861	143,846	143,655
Diluted	144,686	144,590	144,480	144,349
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20

	Quarters Ended
($ in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
2014
Interest and dividend income	$287,135	$285,948	$294,442	$286,173
Interest expense	27,647	28,974	27,992	28,207
Net interest income before provision for credit losses	259,488	256,974	266,450	257,966
Provision for credit losses	19,000	15,225	8,000	6,933
Net interest income after provision for credit losses	240,488	241,749	258,450	251,033
Noninterest income (loss)	7,805	10,342	(14,945)	(14,916)
Noninterest expense (1)	125,698	166,792	120,539	119,954
Income before taxes (1)	122,595	85,299	122,966	116,163
Income tax expense (benefit) (1)	27,093	(6,601)	38,661	41,992
Net income (1)	$95,502	$91,900	$84,305	$74,171

Earnings per share
Basic (1)	$0.67	$0.64	$0.59	$0.52
Diluted (1)	$0.66	$0.64	$0.59	$0.52
Weighted average number of shares outstanding (in thousands)
Basic	143,432	143,210	143,187	141,962
Diluted	144,116	143,810	143,689	142,632
Dividends declared per common share	$0.18	$0.18	$0.18	$0.18

(1)
Prior periods were restated to reflect the retrospective application of adopting the new accounting guidance related to the Company’s investments in qualified affordable housing projects ASU 2014-01. Please see Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements for additional information.

NOTE 23 — SUBSEQUENT EVENTS

Dividend Payout

On January 27, 2016, the Company’s Board declared first quarter 2016 dividends for the Company’s common stock. The common stock cash dividend of $0.20 per share was paid on February 16, 2016 to stockholders of record on February 1, 2016.

The Company has evaluated the effect of events that have occurred subsequent to December 31, 2015, and there have been no material events that would require recognition in the 2015 Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2015, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, the Company concluded its internal control over financial reporting was effective based on those criteria as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2015, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Audit Report of the Company’s Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, issued an audit report on the effectiveness of internal control over financial reporting as of December 31, 2015. The report is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
East West Bancorp, Inc.:

We have audited East West Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework 2013 issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of the Company as of December 31, 2015 and 2014, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/KPMG LLP

Los Angeles, California
February 26, 2016

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents the executive officers of the Company, their ages, positions and office, and business experience during the last five years. There is no family relationship between any of the Company’s executive officers or directors. Each officer is appointed by the Board of the Company or the Bank and serves at their pleasure.

Name	Age (1)	Position with Company or Bank and Prior Positions
Dominic Ng	57	Chairman and Chief Executive Officer of the Company and the Bank since 1992.
Julia S. Gouw	56	President and Chief Operating Officer of the Company and the Bank since 2009.
Wendy Cai-Lee	41
Executive Vice President and Head of U.S. Eastern and Texas Regions, Head of Consumer and Business Banking since 2015; 2014 - 2015: Executive Vice President and Head of U.S. Eastern and Texas Regions;
2011 - 2014: Senior Managing Director and Head of U.S. Eastern and Texas Regions;
2009 - 2011: Managing Director at Deloitte & Touche LLP.

Douglas P. Krause	59	Executive Vice President, Chief Risk Officer, General Counsel, and Secretary of the Company and the Bank since 1996.
Irene H. Oh	38	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2010.
Albert Sun	61
Executive Vice President and Chief Credit Officer of the Bank since 2015; 2014: Managing Director of Capital Markets of the Bank; 2012 - 2014: Senior Vice President of Corporate Finance and Restructuring of GE Capital; 2008 - 2012: Managing Director of Blackrock Capital Investment Corporation.

Gary Teo	43
Senior Vice President and Head of Human Resources of the Company and the Bank since 2015; 2014 - 2015: Senior Vice President and Director of Human Resources U.S. and Greater China of the Company and the Bank; 2013 - 2014: Senior Vice President and Director of Recruiting/Greater China Human Resources of the Company and the Bank; 2010 - 2013: First Vice President and Recruiting Manager of the Company and the Bank.

Andy Yen	58	Executive Vice President and Head of International and Commercial Banking since 2013; 2005 - 2013: Executive Vice President and Director of the Business Banking Division of the Bank.

(1)	As of February 26, 2016.

Information regarding the Company’s directors is included in the Company’s definitive proxy statement to its 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) under the heading of Board of Directors and Nominees, which is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on the Company’s website at www.eastwestbank.com.

Audit Committee Financial Experts

The Company has determined that all members of the Audit Committee, namely Directors Molly Campbell, Rudolph Estrada, Keith Renken and Lester Sussman are “Audit Committee Financial Experts,” as defined under Item 407 of Regulation S-K. All members of the Audit Committee are independent of management.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the Company’s executive compensation is included in the 2016 Proxy Statement under the headings of Director Compensation, Compensation Discussion and Analysis, Report by the Compensation Committee, and Compensation of Executive Officers. The information is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s employee equity compensation plans as of December 31, 2015 regarding equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by security holders	—	$—	3,016,324	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,016,324

(1)	Represents future shares available under the shareholder-approved 1998 Stock Incentive Plan, as amended effective May 24, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is included in the 2016 Proxy Statement under the headings of Director Independence/Financial Experts and Certain Relationships and Related Transactions. The information is incorporated into this item by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is included in the 2016 Proxy Statement under the heading Proposal No.2: Ratification of Appointment of Independent Registered Public Accounting Firm. The information is incorporated into this item by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The following financial statements of East West Bancorp, Inc. and its subsidiaries, and the auditor’s report thereon are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

(2)	Financial Statement Schedules

All financial statement schedules for East West Bancorp, Inc. and its subsidiaries have been included in the Consolidated Financial Statements or the related footnotes, or are either inapplicable or not required.

(3)	Exhibits

A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 26, 2016

EAST WEST BANCORP INC. (Registrant)

		By	/s/ DOMINIC NG
Dominic Ng
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOMINIC NG	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
Dominic Ng

/s/ JULIA GOUW	President and Chief Operating Officer	February 26, 2016
Julia Gouw

/s/ IRENE H. OH	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
Irene H. Oh

/s/ MOLLY CAMPBELL	Director	February 26, 2016
Molly Campbell

/s/ IRIS CHAN	Director	February 26, 2016
Iris Chan

/s/ RUDOLPH I. ESTRADA	Lead Director	February 26, 2016
Rudolph I. Estrada

/s/ PAUL H. IRVING	Director	February 26, 2016
Paul H. Irving

/s/ JOHN LEE	Vice-Chairman and Director	February 26, 2016
John Lee

/s/ HERMAN Y. LI	Director	February 26, 2016
Herman Y. Li

/s/ JACK C. LIU	Director	February 26, 2016
Jack C. Liu

/s/ KEITH W. RENKEN	Director	February 26, 2016
Keith W. Renken

/s/ LESTER M. SUSSMAN	Director	February 26, 2016
Lester M. Sussman

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1
Certificate of Incorporation of the Registrant [Incorporated by reference to Exhibit 3(i) from Registrant’s Registration Statement on Form S-4/A filed with the Commission on November 13, 1998 (File No. 333-63605).]

3.1.1
Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference to Exhibit 3(i).1 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 28, 2003 (File No. 000-24939).]

3.1.2
Amendment to Certification of Incorporation to Increase Authorized Shares of the Registrant [Incorporated by reference from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2005 (File No. 000-24939).]

3.1.3
Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference to Exhibit A from the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2008 (File No. 000-24939).]

3.2
Amended and Restated Bylaws of the Registrant dated January 29, 2013 [Incorporated by reference to Exhibit 3.10 from Registrant’s Current Report on Form 8-K, filed with the Commission on January 30, 2013 (File No. 000-24939).]

3.3
Certificate of Designations of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A, including Form of Series A Preferred Stock Certificate. [Incorporated by reference to Exhibit 3.1 from Registrant’s Current Report on Form 8-K, filed with the Commission on April 30, 2008 (File No. 000-24939).]

4.1
Specimen Common Stock Certificate of Registrant [Incorporated by reference to Exhibit 4.1 from Registrant’s Registration Statement on Form S-4/A filed with the Commission on November 13, 1998 (File No. 333-63605).]

4.2
Form of Certificate of the Registrant’s 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference to Exhibit 4.1 from Registrant’s Current report on Form 8-K, filed with the Commission on April 30, 2008 (File No. 000-24939).]

10.1.1
Form of Employment Agreement- Mr. Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Registration Statement on Form S-4/A filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.1.2	Form of Amendment to Employment Agreement – Mr. Ng* Filed herewith.

10.2.1
Form of Employment Agreement- Mr. Krause* [Incorporated by reference to Exhibit 10.5 from Registrant’s Registration Statement on Form S-4/A filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.2.2	Form of Amendment to Employment Agreement – Mr. Krause* Filed herewith.

10.3	Form of Employment Agreement – Mr. Yen* Filed herewith.

10.4
Form of July 2011 Executive Compensation Agreement – Julia Gouw* [Incorporated by reference to Exhibit 10.2 from Registrant’s Current Report on Form 8-K filed with the Commission on July 29, 2011 (File No. 000-24939).]

10.5.1
Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Mr. Ng* [Incorporated by reference to Exhibit 10.3 from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012 (File No. 000-24939).]

10.5.2
Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Ms. Gouw* [Incorporated by reference to Exhibit 10.3.1 from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012 (File No. 000-24939).]

10.5.3
Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Mr. Krause* [Incorporated by reference to Exhibit 10.3.2 from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012 (File No. 000-24939).]

10.5.4
Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Ms. Oh* [Incorporated by reference to Exhibit 10.3.3 from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012 (File No. 000-24939).]

10.6.1
East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements* [Incorporated by reference to Exhibit 10.6 from Registrant’s Registration Statement on Form S-4/A filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.6.2
Amended East West Bancorp, Inc. 1998 Stock Incentive Plan* [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 14, 2011 (File No. 000-24939).]

Exhibit No.	Exhibit Description

10.6.3
1998 NonQualified Stock Option Program for Employees and Independent Contractors* [Incorporated by reference to Exhibit 10.2 from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).]

10.6.4
Amended Performance-Based Bonus Plan* [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 20, 2012 (File No. 000-24939).]

10.6.5
1999 Spirit of Ownership Restricted Stock Program* [Incorporated by reference to Exhibit 10.4 from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).]

10.6.6	2003 Directors’ Restricted Stock Program* [Incorporated by reference to Exhibit 10.5 from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).]

10.7
East West Bancorp, Inc. 1998 Employee Stock Purchase Plan* [Incorporated by reference to Exhibit 10.7 from Registrant’s Registration Statement on Form S-4/A filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.8
Amended Supplemental Executive Retirement Plans* [Incorporated by reference to Exhibit 10.11 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 11, 2005 (File No. 000-24939).]

10.9	Director Compensation.* Filed herewith.

10.10
Purchase and Assumption Agreement – Whole Bank – All Deposits, among the Federal Deposit Insurance Corporation, Receiver of United Commercial Bank, San Francisco, California, the Federal Deposit Insurance Corporation and East West Bank, dated as of November 6, 2009 [Incorporated by reference to Exhibit 2.1 from Registrant’s Current Report on Form 8-K, filed with the Commission on November 12, 2009 (File No. 000-24939).]

10.11
Purchase and Assumption Agreement – Whole Bank – All Deposits, among the Federal Deposit Insurance Corporation, Receiver of Washington First International Bank, Seattle, Washington, the Federal Deposit Insurance Corporation and East West Bank, dated as of June 11, 2010 [Incorporated by reference to Exhibit 2.1 from Registrant’s Current Report on Form 8-K/A, filed with the Commission on August 27, 2010 (File No. 000-24939).]

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

99.1
Agreement and Plan of Merger by and between East West Bancorp, Inc. and MetroCorp Bancshares, Inc. dated September 18, 2013 [Incorporated by reference to Exhibit 99.2 from Registrant’s Current Report on Form 8-K, filed with the Commission on September 18, 2013 (File No. 000-24939).]

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

*    Denotes management contract or compensatory plan or arrangement.