Form 10-Q
period 2016-03-31
EAST WEST BANCORP INC
filed 2016-05-06
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 144,100,097 shares as of April 30, 2016.

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain or incorporate statements that East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “EWBC”) believes are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.
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

•	changes in the economy of and monetary policy in the People’s Republic of China;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies and their impact on critical accounting policies and assumptions;

•	changes in the equity and debt securities markets;

•	future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;

•	fluctuations of the Company’s stock price;

•	fluctuations in foreign currency exchange rates;

•	success and timing of the Company’s business strategies;

•	ability of the Company to adopt and successfully integrate new technologies into its business in a strategic manner;

•	impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations and legal actions;

•	impact of potential federal tax increases and spending cuts;

•	impact of adverse judgments or settlements in litigation;

•	impact of regulatory enforcement actions;

•	changes in the Company’s ability to receive dividends from its subsidiaries;

•	impact of political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•	impact of natural or man-made disasters or calamities or conflicts;

•	continuing consolidation in the financial services industry;

•	the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;

•	impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the Company’s business, business practices and cost of operations;

•	impact of adverse changes to the Company’s credit ratings from the major credit rating agencies;

•
impact of failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third parties with whom the Company does business, including as a result of cyber attacks; and other similar matters which could result in, among other things, confidential and/or proprietary information being disclosed or misused;

•	adequacy of the Company’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	the effect of the current low interest rate environment or changes in interest rates on the Company’s net interest income and net interest margin;

•	the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin; and

•
a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increased funding costs, reduced investor demand for mortgage loans and declines in asset values and/or recognition of other-than-temporary impairment (“OTTI”) on securities held in the Company’s available-for-sale investment securities portfolio.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016 (the “Company’s 2015 Form 10-K”), under the heading “ITEM 1A. RISK FACTORS” and the information set forth under “ITEM 1A. RISK FACTORS” in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,265,297	$1,360,887
Short-term investments	305,548	299,916
Securities purchased under resale agreements (“resale agreements”)	1,800,000	1,600,000
Available-for-sale investment securities, at fair value	3,205,238	3,773,226
Held-to-maturity investment security, at cost (fair value of $160,135 in 2016)	160,135	—
Loans held for sale	28,795	31,958
Loans held-for-investment (net of allowance for loan losses of $260,238 in 2016 and $264,959 in 2015)	23,494,126	23,378,789
Investment in Federal Home Loan Bank (“FHLB”) stock, at cost	18,157	28,770
Investment in Federal Reserve Bank stock, at cost	55,079	54,932
Investments in qualified affordable housing partnerships, net	186,999	193,978
Premises and equipment (net of accumulated depreciation of $103,814 in 2016 and $100,060 in 2015)	165,234	166,993
Goodwill	469,433	469,433
Other assets	955,128	992,040
TOTAL	$33,109,169	$32,350,922
LIABILITIES
Customer deposits:
Noninterest-bearing	$9,461,568	$8,656,805
Interest-bearing	19,134,679	18,819,176
Total deposits	28,596,247	27,475,981
Short-term borrowings	10,093	—
FHLB advances	319,973	1,019,424
Securities sold under repurchase agreements (“repurchase agreements”)	200,000	—
Long-term debt	201,102	206,084
Accrued expenses and other liabilities	564,973	526,483
Total liabilities	29,892,388	29,227,972
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 164,496,260 and 164,246,517 shares issued in 2016 and 2015, respectively.	164	164
Additional paid-in capital	1,706,856	1,701,295
Retained earnings	1,951,035	1,872,594
Treasury stock at cost — 20,432,509 shares in 2016 and 20,337,284 shares in 2015.	(439,216)	(436,162)
Accumulated other comprehensive loss (“AOCI”), net of tax	(2,058)	(14,941)
Total stockholders’ equity	3,216,781	3,122,950
TOTAL	$33,109,169	$32,350,922

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data, shares in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$253,542	$241,566
Investment securities	11,193	10,184
Resale agreements	6,677	4,849
Investment in FHLB and Federal Reserve Bank stock	795	1,236
Due from banks and short-term investments	3,965	5,426
Total interest and dividend income	276,172	263,261
INTEREST EXPENSE
Customer deposits	19,297	16,963
Short-term borrowings	9	—
FHLB advances	1,500	1,033
Repurchase agreements	1,926	8,406
Long-term debt	1,236	1,142
Total interest expense	23,968	27,544
Net interest income before provision for credit losses	252,204	235,717
Provision for credit losses	1,440	4,987
Net interest income after provision for credit losses	250,764	230,730
NONINTEREST INCOME
Branch fees	10,222	9,384
Letters of credit fees and foreign exchange income	9,553	8,706
Ancillary loan fees	3,577	2,656
Wealth management fees	3,051	5,179
Derivative commission income	3,466	5,306
Changes in FDIC indemnification asset and receivable/payable	—	(8,422)
Net gains on sales of loans	1,927	9,551
Net gains on sales of available-for-sale investment securities	3,842	4,404
Other fees and operating income	4,875	7,362
Total noninterest income	40,513	44,126
NONINTEREST EXPENSE
Compensation and employee benefits	71,837	64,253
Occupancy and equipment expense	14,415	15,443
Amortization of tax credit and other investments	14,155	6,299
Amortization of premiums on deposits acquired	2,104	2,391
Deposit insurance premiums and regulatory assessments	5,418	5,656
Deposit related expenses	2,207	2,238
Other real estate owned (“OREO”) expense (income)	528	(1,026)
Legal expense	3,007	6,870
Data processing	2,688	2,617
Consulting expense	8,452	2,431
Other operating expense	21,795	20,858
Total noninterest expense	146,606	128,030
INCOME BEFORE INCOME TAXES	144,671	146,826
INCOME TAX EXPENSE	37,155	46,799
NET INCOME	$107,516	$100,027
EARNINGS PER SHARE (“EPS”)
BASIC	$0.75	$0.70
DILUTED	$0.74	$0.69
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	143,958	143,655
DILUTED	144,803	144,349
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$107,516	$100,027
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities	12,916	9,318
Foreign currency translation adjustments	(33)	—
Other comprehensive income	12,883	9,318
COMPREHENSIVE INCOME	$120,399	$109,345

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, net of tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2015	143,582,229	$1,677,931	$1,604,141	$(430,198)	$4,237	$2,856,111
Net income	—	—	100,027	—	—	100,027
Other comprehensive income	—	—	—	—	9,318	9,318
Stock compensation costs	—	3,954	—	—	—	3,954
Tax benefit from stock compensation plans, net	—	3,145	—	—	—	3,145
Net activity of common stock pursuant to various stock compensation plans and agreements	238,320	833	—	(5,691)	—	(4,858)
Common stock dividends	—	—	(28,934)	—	—	(28,934)
BALANCE, MARCH 31, 2015	143,820,549	$1,685,863	$1,675,234	$(435,889)	$13,555	$2,938,763
BALANCE, JANUARY 1, 2016	143,909,233	$1,701,459	$1,872,594	$(436,162)	$(14,941)	$3,122,950
Net income	—	—	107,516	—	—	107,516
Other comprehensive income	—	—	—	—	12,883	12,883
Stock compensation costs	—	4,575	—	—	—	4,575
Tax benefit from stock compensation plans, net	—	986	—	—	—	986
Net activity of common stock pursuant to various stock compensation plans and agreements	154,518	—	—	(3,054)	—	(3,054)
Common stock dividends	—	—	(29,075)	—	—	(29,075)
BALANCE, MARCH 31, 2016	144,063,751	$1,707,020	$1,951,035	$(439,216)	$(2,058)	$3,216,781

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,516	$100,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,613	17,422
(Accretion) of discount and amortization of premiums, net	(15,855)	(18,600)
Changes in FDIC indemnification asset and receivable/payable	—	8,422
Stock compensation costs	4,575	3,954
Deferred tax expenses	3,718	3
Tax benefit from stock compensation plans, net	(986)	(3,145)
Provision for credit losses	1,440	4,987
Net gains on sales of loans	(1,927)	(9,551)
Net gains on sales of available-for-sale investment securities	(3,842)	(4,404)
Net gains on sales of OREO and premises and equipment	(193)	(3,833)
Originations and purchases of loans held for sale	(1,403)	—
Proceeds from sales and paydowns/payoffs in loans held for sale	2,229	457
Net payments to FDIC shared-loss agreements	—	(1,810)
Net change in accrued interest receivable and other assets	2,057	5,980
Net change in accrued expenses and other liabilities	57,957	26,413
Other net operating activities	(349)	(784)
Total adjustments	76,034	25,511
Net cash provided by operating activities	183,550	125,538
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans receivable	(29,342)	(273,715)
Short-term investments	(3,531)	13,364
Investments in qualified affordable housing partnerships, tax credit and other investments	(8,390)	(20,861)
Purchases of:
Resale agreements	(1,000,000)	(725,000)
Available-for-sale investment securities	(223,873)	(517,477)
Loans receivable (including loan participations)	(375,783)	(182,088)
Proceeds from sales of:
Available-for-sale investment securities	652,753	180,501
Loans receivable	151,832	679,775
Paydowns and maturities of resale agreements	1,000,000	300,000
Repayments, maturities and redemptions of available-for-sale investment securities	158,268	138,422
Redemption of FHLB stock	10,614	2,636
Other net investing activities	(2,022)	7,168
Net cash provided by (used in) investing activities	330,526	(397,275)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in:
Deposits	1,116,272	1,154,059
Short-term borrowings	9,962	—
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	—	833
Payments for:
Repayment of FHLB advances	(700,000)	—
Repayment of long-term debt	(5,000)	(5,000)
Repurchase of vested shares due to employee tax liability	(3,054)	(5,691)
Cash dividends	(29,325)	(29,295)
Tax benefit from stock compensation plans, net	986	3,145
Net cash provided by financing activities	389,841	1,118,051
Effect of exchange rate changes on cash and cash equivalents	493	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	904,410	846,314
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,360,887	1,039,885
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,265,297	$1,886,199

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$24,309	$26,707
Income tax (refunds) payments	$(28,509)	$18,458
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	$308,722	$820,473
Transfers to OREO	$51	$3,828
Held-to-maturity investment security retained from securitization of loans	$160,135	$—
Dividends payable	$250	$361

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West and its subsidiaries, East West Bank and subsidiaries (referred to herein as “East West Bank” or the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and balances have been eliminated in consolidation. As of March 31, 2016, East West has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, the Trusts are not consolidated into the Company.

The unaudited interim Consolidated Financial Statements presented in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), applicable guidelines prescribed by regulatory authorities, and general practices within the banking industry, reflect all adjustments that, in the opinion of management, are necessary for fair statement of the interim period financial statements. Certain prior year balances and notes have been reclassified to conform to current period presentation.

The current period’s results of operations are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, included in the Company’s 2015 Form 10-K.

NOTE 2 — CURRENT ACCOUNTING DEVELOPMENTS

NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis that changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amended guidance 1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; 2) eliminates the presumption that a general partner should consolidate a limited partnership; 3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) provides a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a7 of the Investment Company Act of 1940 for registered money market funds. The Company adopted this amended guidance in the first quarter of 2016 and the adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The Company adopted this guidance retrospectively in the first quarter of 2016. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 amends ASC 350-40 and requires the Company to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the Company should account for the fees related to the software license element consistent with how the acquisitions of other software licenses are accounted for under ASC 350-40. If the arrangement does not contain a software license, the Company should account for the arrangement as a service contract. The Company adopted this guidance prospectively to all arrangements entered into or materially modified in the first quarter of 2016. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate.  ASU 2014-09 establishes a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative U.S. GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required.  Further in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to amend the principal versus agent guidance in the new revenue standard. ASU 2014-09 and ASU 2015-09 are effective for interim and annual periods beginning after December 15, 2017 and are applied on either a modified retrospective or full retrospective basis. Early adoption is not permitted. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost and changes the presentation of financial assets and financial liabilities on the balance sheet or in the footnotes. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in the fair value of a liability resulting from credit risk to be presented in other comprehensive income. The Company has not elected to measure any of its liabilities at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted except for certain specific changes under the fair value option guidance. To adopt the amendments, the Company is required to make a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the fiscal year in which the guidance is effective. However, the amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the adoption date. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability in the accounting for lease transactions. ASU 2016-02 requires lessees to recognize all leases longer than twelve months on the consolidated balance sheet as lease assets and lease liabilities and quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with an option to early adopt. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship provided that all other hedge accounting criteria in ASC 815 continue to be met. This clarification applies to both cash flow and fair value hedging relationships. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with an option to early adopt. The Company has an option to adopt the amendments of this ASU either on a prospective basis or modified retrospective basis. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, to eliminate the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The amendments in ASU 2016-07 also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in AOCI at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively. Early adoption is not permitted. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 also eliminated certain guidance in ASC 718 on when awards cease to be within the scope of ASC 718 and instead become subject to other U.S. GAAP requirements. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact on its Consolidated Financial Statements.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of March 31, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$516,755	$516,755	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	788,935	—	788,935	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	326,987	—	326,987	—
Residential mortgage-backed securities	935,099	—	935,099	—
Municipal securities	159,426	—	159,426	—
Non-agency residential mortgage-backed securities:
Investment grade	59,899	—	59,899	—
Corporate debt securities:
Investment grade	365,905	—	365,905	—
Non-investment grade	7,924	—	7,924	—
Other securities	44,308	36,212	8,096	—
Total available-for-sale investment securities	$3,205,238	$552,967	$2,652,271	$—

Derivative assets:
Interest rate swaps on certificates of deposit	$54	$—	$54	$—
Interest rate swaps and options	$129,599	$—	$129,599	$—
Foreign exchange contracts	$8,817	$—	$8,817	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(1,038)	$—	$(1,038)	$—
Foreign currency forward contracts	$(430)	$—	$(430)	$—
Interest rate swaps and options	$(130,420)	$—	$(130,420)	$—
Foreign exchange contracts	$(6,196)	$—	$(6,196)	$—
Credit risk participation agreements (“RPAs”)	$(11)	$—	$(11)	$—

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2015
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$998,515	$998,515	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	768,849	—	768,849	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	351,662	—	351,662	—
Residential mortgage-backed securities	997,396	—	997,396	—
Municipal securities	175,649	—	175,649	—
Non-agency residential mortgage-backed securities:
Investment grade	62,393	—	62,393	—
Corporate debt securities:
Investment grade	364,713	—	364,713	—
Non-investment grade	9,642	—	9,642	—
Other securities	44,407	35,635	8,772	—
Total available-for-sale investment securities	$3,773,226	$1,034,150	$2,739,076	$—

Derivative assets:
Foreign currency forward contracts	$2,365	$—	$2,365	$—
Interest rate swaps and options	$67,215	$—	$67,215	$—
Foreign exchange contracts	$10,254	$—	$10,254	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(5,213)	$—	$(5,213)	$—
Interest rate swaps and options	$(67,325)	$—	$(67,325)	$—
Foreign exchange contracts	$(9,350)	$—	$(9,350)	$—
RPAs	$(4)	$—	$(4)	$—

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There were no assets or liabilities measured using significant unobservable inputs (Level 3) on a recurring basis for the three months ended March 31, 2016. The following table presents a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

($ in thousands)	Three Months Ended March 31,
	2015
	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities
Beginning balance	$6,528	$(3,392)
Total gains (losses) for the period:
Included in earnings (1)	960	(20)
Included in other comprehensive income (2)	922	—
Sales and settlements:
Sales	(7,219)	—
Settlements	(98)	—
Transfers in and/or out of Level 3	(1,093)	—
Ending balance	$—	$(3,412)
Change in unrealized losses included in earnings relating to assets and liabilities held for the period	$—	$(20)

(1)
Net gains or losses (realized and unrealized) of corporate debt securities and embedded derivative liabilities are included in Net gains on sales of available-for-sale investment securities and Other operating expense, respectively, in the Consolidated Statements of Income.

(2)	Unrealized gains or losses on available-for-sale investment securities are reported in Other comprehensive income, net of tax, in the Consolidated Statements of Comprehensive Income.

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers of assets measured on a recurring basis in and out of Level 1, Level 2, or Level 3 for the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company transferred $1.1 million of pooled trust preferred securities measured on a recurring basis out of Level 3 into Level 2 due to increased market liquidity and price observability.

Assets measured at fair value on a nonrecurring basis include certain non-purchased credit impaired (“non-PCI”) loans that were impaired, OREO, and loans held for sale.  These fair value adjustments result from impairments recognized during the period on certain non-PCI impaired loans, application of fair value less cost to sell on OREO and application of lower of cost or market (“LOCOM”) valuation on loans held for sale.

The following tables present the carrying amounts of all assets that were still held as of March 31, 2016 and December 31, 2015 for which a nonrecurring fair value measurement was recorded:

	Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial real estate (“CRE”)	$13,147	$—	$—	$13,147
Commercial and industrial (“C&I”)	48,788	—	—	48,788
Residential	17,345	—	—	17,345
Consumer	1,570	—	—	1,570
Total non-PCI impaired loans	$80,850	$—	$—	$80,850
OREO	$3,490	$—	$—	$3,490
Loans held for sale	$28,795	$—	$28,795	$—

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2015
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
CRE	$17,252	$—	$—	$17,252
C&I	35,558	—	—	35,558
Residential	16,472	—	—	16,472
Consumer	1,180	—	—	1,180
Total non-PCI impaired loans	$70,462	$—	$—	$70,462
OREO	$4,929	$—	$—	$4,929
Loans held for sale	$29,238	$—	$29,238	$—

The following table presents fair value adjustments of certain assets measured on a nonrecurring basis recognized for the three months ended and still held as of March 31, 2016 and 2015:

	Three Months Ended March 31,
($ in thousands)	2016	2015
Non-PCI impaired loans:
CRE	$2,178	$841
C&I	(1,935)	(2,470)
Residential	(83)	(239)
Consumer	3	—
Total non-PCI impaired loans	$163	$(1,868)
OREO	$(461)	$(277)
Loans held for sale	$(2,351)	$—

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of March 31, 2016 and December 31, 2015:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
March 31, 2016
Non-PCI impaired loans	$40,719	Discounted cash flow	Discount rate	0% - 84%	23%
	$40,131	Market comparables	Discount rate (1)	0% - 43%	12%
OREO	$3,490	Appraisal	Selling cost	8%	8%
December 31, 2015
Non-PCI impaired loans	$27,522	Discounted cash flow	Discount rate	0% - 87%	30%
	$42,940	Market comparables	Discount rate (1)	0% - 100%	17%
OREO	$4,929	Appraisal	Selling cost	8%	8%

(1)	Discount rate is adjusted for factors such as liquidation cost of collateral and selling cost.

The following tables present the carrying and fair values per the fair value hierarchy of certain financial instruments, excluding those measured at fair value on a recurring basis, as of March 31, 2016 and December 31, 2015:

($ in thousands)	March 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,265,297	$2,265,297	$—	$—	$2,265,297
Short-term investments	$305,548	$—	$305,548	$—	$305,548
Resale agreements (1)	$1,800,000	$—	$1,571,665	$—	$1,571,665
Held-to-maturity investment security	$160,135	$—	$—	$160,135	$160,135
Loans held for sale	$28,795	$—	$28,795	$—	$28,795
Loans receivable, net	$23,494,126	$—	$—	$23,344,433	$23,344,433
Investment in FHLB stock	$18,157	$—	$18,157	$—	$18,157
Investment in Federal Reserve Bank stock	$55,079	$—	$55,079	$—	$55,079
Accrued interest receivable	$88,804	$—	$88,804	$—	$88,804
Financial liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	$22,531,531	$—	$22,531,531	$—	$22,531,531
Time deposits	$6,064,716	$—	$6,063,265	$—	$6,063,265
Short-term borrowings	$10,093	$—	$10,093	$—	$10,093
FHLB advances	$319,973	$—	$332,474	$—	$332,474
Repurchase agreements (1)	$200,000	$—	$271,367	$—	$271,367
Accrued interest payable	$8,507	$—	$8,507	$—	$8,507
Long-term debt	$201,102	$—	$194,189	$—	$194,189

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. As of March 31, 2016, $250.0 million out of $450.0 million of repurchase agreements was eligible for netting against resale agreements.

	December 31, 2015
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

Held-to-Maturity Investment Security — The fair value of a held-to-maturity investment security is determined by the discount cash flow approach. The discount rate is derived from conditional prepayment rate, constant default rate, loss severity and discount margin. Due to the significant unobservable inputs, held-to-maturity investment securities are classified as Level 3.

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

Non-PCI Impaired Loans — The Company evaluates non-PCI impaired loans on a nonrecurring basis. The fair value of non-PCI impaired loans is measured using the market comparable technique. For CRE loans and C&I loans, the fair value is based on each loan’s observable market price or the fair value of the collateral less cost to sell, if the loan is collateral dependent. The fair value of collateral is based on third party appraisals or evaluations which are reviewed by the Company’s appraisal department. All appraisals include an “as is” market value without conditions as of the effective date of the appraisal. Updated appraisals and evaluations are generally obtained within the last 12 months. For certain impaired loans, the Company utilizes the discounted cash flow approach and applies a discount rate derived from historical data. For impaired loans with an unpaid balance below a certain threshold, the Company applies historical loss rates to derive the fair value. The significant unobservable inputs used in the fair value measurement of non-PCI impaired loans are discount rates applied based on the liquidation cost of collateral and selling cost. On a quarterly basis, all nonperforming assets are reviewed to assess whether the current carrying value is supported by the collateral or cash flow and to ensure that the current carrying value is appropriate. Non-PCI impaired loans are classified as Level 3.

Loans Receivable, Net — The fair value of loans is determined based on a discounted cash flow approach considered for an exit price value. The discount rate is derived from the associated yield curve plus spreads that reflect the rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within any of the loan portfolios. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair value valuation of credit for such loans. Due to the unobservable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 3.

OREO — The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans receivable, which are recorded at estimated fair value less the cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less the cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. Please refer to the Non-PCI Impaired Loans section above for a detailed discussion on the Company’s policies and procedures related to appraisals and evaluations. On a monthly basis, the current fair market value of each OREO property is reviewed to ensure that the current carrying value is appropriate. The Company uses the market comparable valuation technique to measure the fair value of OREO properties. The significant unobservable input used is the selling cost. OREO properties are classified as Level 3.

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

Interest Rate Swaps and Options — The Company enters into interest rate swap and option contracts with institutional counterparties to hedge against interest rate swap and option products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or option contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves.  The fair value of interest rate options is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps).  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, model-derived credit spreads. As of March 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts’ positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative valuations in Level 2 of the fair value hierarchy due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future.  These contracts economically hedge against foreign exchange rate fluctuations. The Company also enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company assumes minimal foreign exchange rate risk as the contract with the customer and the institutional party mirror each other. The fair value is determined at each reporting period based on changes in the foreign exchange rate. These are over the counter contracts where quoted market prices are not readily available.  Valuation is measured using conventional valuation methodologies with observable market data.  Valuation depends on the type of derivative and the nature of the underlying rate and contractual terms including period of maturity, price and index upon which the derivative’s value is based. Key inputs include foreign exchange rates (spot and/or forward rates), volatility of currencies, and the correlation of such inputs. The counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign contracts is classified as Level 2.

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

Repurchase Agreements — The fair value of the repurchase agreements is calculated by discounting future cash flows based on expected maturities or repricing dates, utilizing estimated market discount rates and taking into consideration the call features of each instrument. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Foreign currency forward contracts — The Company enters into foreign currency forward contracts to hedge its net investment in East West Bank (China) Limited, a non-U.S. Dollar (“USD”) functional currency subsidiary in China. The fair value of foreign currency forward contracts is valued by comparing the contracted foreign exchange rate to the current market exchange rate. Inputs include spot rates, forward rates, and the interest rate curve of the domestic and foreign currency. Interest rate forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

RPAs — The Company enters into RPAs, under which the Company assumes its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. The credit spreads of the borrowers used in the calculation are estimated by the Company based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. The Company has determined that the majority of the inputs used to value RPAs fall within Level 2 of the fair value hierarchy.

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

NOTE 4	—	SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND SOLD UNDER REPURCHASE AGREEMENTS

Resale Agreements

Resale agreements are recorded at the balances at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $2.05 billion as of both March 31, 2016 and December 31, 2015. The weighted average interest rates were 1.70% and 1.61% as of March 31, 2016 and December 31, 2015, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for these agreements are primarily comprised of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $450.0 million as of March 31, 2016 and December 31, 2015, respectively. The weighted average interest rates were 2.87% and 2.60% as of March 31, 2016 and December 31, 2015, respectively.

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

The following tables present resale and repurchase agreements included on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

($ in thousands)	As of March 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments	Collateral Received		Net Amount
Resale agreements	$2,050,000	$(250,000)	$1,800,000	$—	$(1,797,373)	(1)	$2,627

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments	Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(250,000)	$200,000	$—	$(200,000)	(2)	$—

($ in thousands)	As of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments	Collateral Received		Net Amount
Resale agreements	$2,050,000	$(450,000)	$1,600,000	$—	$(1,593,503)	(1)	$6,497

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments	Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(450,000)	$—	$—	$—	(2)	$—

(1)	Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

(2)
Represents the fair value of securities the Company has pledged under repurchase agreements, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty.

In addition to the amounts included in the table above, the Company also has balance sheet netting related to derivatives, refer to Note 6 — Derivatives to the Consolidated Financial Statements for additional information.

NOTE 5 — INVESTMENT SECURITIES

The following table presents the amortized cost, gross unrealized gains and losses and fair value by major categories of available-for-sale investment securities, which are carried at fair value, and a held-to-maturity investment security, which is carried at amortized cost:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2016
Available-for-sale investment securities:
U.S. Treasury securities	$514,827	$2,002	$(74)	$516,755
U.S. government agency and U.S. government sponsored enterprise debt securities	787,846	1,671	(582)	788,935
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	325,071	3,132	(1,216)	326,987
Residential mortgage-backed securities	927,989	9,421	(2,311)	935,099
Municipal securities	156,327	3,254	(155)	159,426
Non-agency residential mortgage-backed securities:
Investment grade (1)	58,960	1,015	(76)	59,899
Corporate debt securities:
Investment grade (1)	368,206	212	(2,513)	365,905
Non-investment grade (1)	10,191	—	(2,267)	7,924
Other securities	44,136	499	(327)	44,308
Total available-for-sale investment securities	3,193,553	21,206	(9,521)	3,205,238

Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	160,135	—	—	160,135
Total investment securities	$3,353,688	$21,206	$(9,521)	$3,365,373

As of December 31, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$1,002,874	$33	$(4,392)	$998,515
U.S. government agency and U.S. government sponsored enterprise debt securities	771,288	555	(2,994)	768,849
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	354,418	268	(3,024)	351,662
Residential mortgage-backed securities	996,255	7,542	(6,401)	997,396
Municipal securities	173,785	2,657	(793)	175,649
Non-agency residential mortgage-backed securities:
Investment grade (1)	62,133	433	(173)	62,393
Corporate debt securities:
Investment grade (1)	366,921	132	(2,340)	364,713
Non-investment grade (1)	11,491	—	(1,849)	9,642
Other securities	44,664	124	(381)	44,407
Total available-for-sale investment securities	$3,783,829	$11,744	$(22,347)	$3,773,226

(1)
Available-for-sale investment securities rated BBB- or higher by S&P or Baa3 or higher by Moody’s are considered investment grade.  Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade. Classifications are based on the lower credit rating by S&P or Moody’s.

Unrealized Losses

The following table presents the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2016
Available-for-sale investment securities:
U.S. Treasury securities	$60,855	$(42)	$30,570	$(32)	$91,425	$(74)
U.S. government agency and U.S. government sponsored enterprise debt securities	229,834	(571)	9,189	(11)	239,023	(582)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	103,881	(826)	31,130	(390)	135,011	(1,216)
Residential mortgage-backed securities	255,839	(1,381)	45,674	(930)	301,513	(2,311)
Municipal securities	5,917	(31)	15,794	(124)	21,711	(155)
Non-agency residential mortgage-backed securities:
Investment grade	13,945	(57)	6,167	(19)	20,112	(76)
Corporate debt securities:
Investment grade	248,730	(976)	90,899	(1,537)	339,629	(2,513)
Non-investment grade	—	—	7,924	(2,267)	7,924	(2,267)
Other securities	7,203	(3)	8,676	(324)	15,879	(327)
Total available-for-sale investment securities	$926,204	$(3,887)	$246,023	$(5,634)	$1,172,227	$(9,521)

As of December 31, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$907,400	$(4,250)	$20,282	$(142)	$927,682	$(4,392)
U.S. government agency and U.S. government sponsored enterprise debt securities	541,385	(2,994)	—	—	541,385	(2,994)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	252,340	(2,562)	20,793	(462)	273,133	(3,024)
Residential mortgage-backed securities	535,842	(4,530)	58,315	(1,871)	594,157	(6,401)
Municipal securities	48,495	(437)	14,739	(356)	63,234	(793)
Non-agency residential mortgage-backed securities:
Investment grade	5,123	(1)	6,242	(172)	11,365	(173)
Corporate debt securities:
Investment grade	218,944	(1,189)	89,989	(1,151)	308,933	(2,340)
Non-investment grade	—	—	9,642	(1,849)	9,642	(1,849)
Other securities	17,990	(112)	8,731	(269)	26,721	(381)
Total available-for-sale investment securities	$2,527,519	$(16,075)	$228,733	$(6,272)	$2,756,252	$(22,347)

For each reporting period, the Company examines all individual securities that are in an unrealized loss position for OTTI.  For discussion of the factors and criteria the Company uses in analyzing securities for OTTI, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

The unrealized losses on U.S. Treasury and agency securities were primarily attributed to yield curve movement. The unrealized losses on other investment securities, other than U.S. Treasury and agency securities, were primarily attributed to the widened liquidity spread and credit spread in addition to yield curve movement. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company believes the gross unrealized losses detailed in the tables above are temporary and are not due to reasons of credit quality. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, no impairment loss has been recorded in the Company’s Consolidated Statements of Income for the three months ended March 31, 2016 and 2015.

During the three months ended March 31, 2016, the Company obtained a non-agency mortgage-backed held-to-maturity investment security, which is measured at amortized cost, through a securitization of multifamily real estate loans. The Company has the intent and ability to hold the security to maturity. For detailed discussion, please refer to Note 7 — Loans Receivable And Allowance For Credit Losses to the Consolidated Financial Statements.

OTTI

The following table presents a rollforward of the amounts related to the OTTI credit losses recognized in earnings for the three months ended March 31, 2016 and 2015:

($ in thousands)	Three Months Ended March 31,
	2016	2015
Beginning balance	$—	$112,338
Addition of OTTI previously not recognized	—	—
Additional increase to the amount related to the credit loss for which an OTTI was previously recognized	—	—
Reduction for securities sold	—	(5,650)
Ending balance	$—	$106,688

No OTTI credit losses were recognized for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2015, the Company realized a gain of $960 thousand from the sale of a non-investment grade corporate debt security with previously recognized OTTI credit losses of $5.7 million.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and losses related to the sales of available-for-sale investment securities for the three months ended March 31, 2016 and 2015:

($ in thousands)	Three Months Ended March 31,
	2016	2015
Proceeds from sales	$652,753	$180,501
Gross realized gains	$3,967	$4,404
Gross realized losses	$125	$—
Related tax expense	$1,614	$1,850

There were no sales of held-to-maturity investment securities for the three months ended March 31, 2016 and 2015.

Scheduled Maturities of Investment Securities

The following table presents the scheduled maturities of available-for-sale investment securities as of March 31, 2016:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$821,310	$819,156
Due after one year through five years	712,823	718,395
Due after five years through ten years	380,657	380,493
Due after ten years	1,278,763	1,287,194
Total available-for-sale investment securities	$3,193,553	$3,205,238

The following table presents the scheduled maturity of the held-to-maturity investment security as of March 31, 2016:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due after ten years	$160,135	$160,135

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Available-for-sale investment securities with fair values of $1.11 billion and $873.0 million as of March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, and for other purposes required or permitted by law.

NOTE 6 — DERIVATIVES

The Company uses derivatives to manage exposure to market risk, including interest rate risk and foreign currency risk and to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates are not significant to earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

The following table presents the total notional and fair values of the Company’s derivatives as of March 31, 2016 and December 31, 2015:

($ in thousands)	March 31, 2016			December 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit	$73,496	$54	$1,038	$112,913	$—	$5,213
Foreign currency forward contracts	85,451	—	430	86,590	2,365	—
Total derivatives designated as hedging instruments	$158,947	$54	$1,468	$199,503	$2,365	$5,213
Derivatives not designated as hedging instruments:
Interest rate swaps and options	$6,685,066	$129,599	$130,420	$6,494,900	$67,215	$67,325
Foreign exchange contracts	724,894	8,817	6,196	652,993	10,254	9,350
RPAs	42,096	—	11	43,033	—	4
Total derivatives not designated as hedging instruments	$7,452,056	$138,416	$136,627	$7,190,926	$77,469	$76,679

(1)
Derivative assets are included in Other assets in the Consolidated Balance Sheets. Derivative liabilities are included in Accrued expenses and other liabilities and Interest-bearing deposits in the Consolidated Balance Sheets.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit — The Company is exposed to changes in the fair value of certain fixed rate certificates of deposit due to changes in the benchmark interest rate, London Interbank Offering Rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

The total notional amounts of the interest rate swaps on certificates of deposit were $73.5 million and $112.9 million, as of March 31, 2016 and December 31, 2015, respectively. The fair value liabilities of the interest rate swaps were $1.0 million and $5.2 million as of March 31, 2016 and December 31, 2015, respectively. This decrease was primarily due to $39.4 million notional amounts of interest rate swaps on certificates of deposit that were called during the three months ended March 31, 2016.

The following table presents the net gains (losses) recognized in the Consolidated Statements of Income related to derivatives designated as fair value hedges for the three months ended March 31, 2016 and 2015:

($ in thousands)	Three Months Ended March 31,
	2016	2015
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$4,229	$3,048
Recognized on certificates of deposit	(3,356)	(2,695)
Net amount recognized on fair value hedges (ineffective portion)	$873	$353

Net Investment Hedges — Consistent with ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions, ASC 815 allows hedging of the foreign currency risk of a net investment in a foreign operation. During the fourth quarter of 2015, the Company entered into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in China, against the risk of adverse changes in the foreign currency exchange rate. The Company expects that the hedging instrument will be highly effective in offsetting the changes in the value of the hedged net investment attributable to the hedged risk. The Company recorded the changes in the carrying amount of its China subsidiary in the Foreign Currency Translation Adjustment account within AOCI. Simultaneously, the effective portion of the hedge of this exposure was also recorded in the Foreign Currency Translation Adjustment account and the ineffective portion, if any, was recorded in current earnings.

As of March 31, 2016, the notional amounts and fair values of the foreign currency forward contracts were $85.5 million and a $430 thousand liability, respectively. The following table presents the losses recorded in the Foreign currency translation account within AOCI related to the effective portion of the net investment hedges and ineffectiveness recorded in the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015:

($ in thousands)	Three Months Ended March 31,
	2016	2015
Losses recognized in AOCI on net investment hedges (effective portion)	$1,485	$—
Losses recognized in Foreign exchange income (ineffective portion)	$880	$—

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps and Options — The Company enters into interest rate derivatives including interest rate swaps and options with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties.  As of March 31, 2016, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers totaled $3.34 billion for derivatives that were in an asset valuation position and $3.34 billion for derivatives that were in a liability valuation position. As of December 31, 2015, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers totaled $3.25 billion for derivatives that were in an asset valuation position and $3.25 billion for derivatives that were in a liability valuation position. The fair values of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $129.6 million asset and a $130.4 million liability as of March 31, 2016. The fair values of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $67.2 million asset and a $67.3 million liability as of December 31, 2015.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. A majority of these contracts have original maturities of one year or less. As of March 31, 2016 and December 31, 2015, the notional amounts of short-term foreign exchange contracts were $724.9 million and $653.0 million, respectively.  The fair values of the short-term foreign exchange contracts recorded were an $8.8 million asset and a $6.2 million liability as of March 31, 2016. The fair values of short-term foreign exchange contracts recorded were a $10.3 million asset and a $9.4 million liability as of December 31, 2015.

RPAs — The Company has entered into RPAs under which the Company assumed its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The Company may or may not be a party to the interest rate derivative contract and enters into such RPAs in instances where the Company is a party to the related loan participation agreement with the borrower. The Company will make/receive payments under the RPAs if the borrower defaults on its obligation to perform under the interest rate derivative contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amounts of the RPAs reflect the Company’s pro-rata share of the derivative instrument. As of March 31, 2016, the notional amounts and the fair values of RPAs purchased were approximately $33.5 million and an $11 thousand liability, respectively. As of March 31, 2016, the notional amount of the RPA sold was approximately $8.6 million and the fair value of the derivative asset was insignificant. As of December 31, 2015, the notional amounts and the fair values of RPAs purchased were approximately $33.7 million and a $4 thousand liability, respectively. As of December 31, 2015, the notional amount of the RPAs sold was approximately $9.3 million and the fair value of the derivative asset was insignificant. Assuming all underlying borrowers referenced in the interest rate derivative contracts defaulted as of March 31, 2016 and December 31, 2015, the exposures from the RPAs purchased would be $573 thousand and $257 thousand, respectively.  As of March 31, 2016 and December 31, 2015, the weighted average remaining maturities of the outstanding RPAs were 3.0 years and 3.2 years, respectively.

Foreign Exchange Options — During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against foreign exchange fluctuations in certain certificates of deposit available to its customers. These certificates of deposit have a term of five years and pay interest based on the performance of the Chinese Renminbi relative to the USD. Under ASC 815, a certificate of deposit that pays interest based on changes in foreign exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e., the certificate of deposit). In accordance with ASC 815, both the embedded derivative instruments and the freestanding foreign exchange option contracts are recorded at fair value. As of March 31, 2015, the notional amounts of the foreign exchange options and embedded derivative liabilities were $50.0 million and $47.8 million, respectively. The fair values of the foreign exchange options and the embedded derivative liabilities amounted to a $3.7 million asset and a $3.4 million liability, respectively, as of March 31, 2015. These instruments expired in the second quarter of 2015.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statements of Income related to derivatives not designated as hedging instruments for the three months ended March 31, 2016 and 2015:

($ in thousands)	Location in Consolidated Statements of Income	Three Months Ended March 31,
		2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaps and options	Other fees and operating income	$(711)	$(594)
Foreign exchange contracts	Foreign exchange income	2,828	1,308
RPA	Other fees and operating income	(11)	—
Foreign exchange options	Foreign exchange income	—	199
Embedded derivative liabilities	Other operating expense	—	(141)
Total net income		$2,106	$772

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to downgrades in the event that the credit rating of East West Bank falls below investment grade. In the event that East West Bank’s credit rating is downgraded to below investment grade, no additional collateral would be required to be posted since the liabilities related to such contracts were fully collateralized as of March 31, 2016 and December 31, 2015.

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

($ in thousands)	As of March 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$6,470	$—	$6,470	$(5,094)	(1)	$(1,093)	(2)	$283

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$135,938	$—	$135,938	$(5,094)	(1)	$(130,255)	(3)	$589

($ in thousands)	As of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$8,733	$—	$8,733	$(5,293)	(1)	$(3,068)	(2)	$372

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$78,779	$—	$78,779	$(5,293)	(1)	$(73,109)	(3)	$377

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents $1.1 million and $3.1 million of cash collateral received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements as of March 31, 2016 and December 31, 2015, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $39.6 million and $21.1 million of cash collateral posted as of March 31, 2016 and December 31, 2015, respectively.

In addition to the amounts included in the table above, the Company also has balance sheet netting related to resale and repurchase agreements, please refer to Note 4 — Securities Purchased Under Resale Agreements And Sold Under Repurchase Agreements to the Consolidated Financial Statements. Please refer to Note 3 — Fair Value Measurement And Fair Value Of Financial Instruments to the Consolidated Financial Statements for fair value measurement disclosures on derivatives.

NOTE 7 — LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The Company’s held-for-investment loan portfolio includes originated and purchased loans. Originated and purchased loans with no evidence of credit deterioration at their acquisition date are referred to collectively as non-PCI loans. Purchased credit impaired (“PCI”) loans are purchased loans with evidence of credit deterioration at origination and it is probable at the acquisition date that the Company would be unable to collect all contractually required payments. PCI loans are accounted for under ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company has elected to account for PCI loans on a pool level basis in accordance with ASC 310-30 at the time of acquisition.

The following table presents the composition of the Company’s non-PCI and PCI loans as of March 31, 2016 and December 31, 2015:

($ in thousands)	March 31, 2016			December 31, 2015
	Non-PCI Loans	PCI Loans (1)	Total (1)	Non-PCI Loans	PCI Loans (1)	Total (1)
CRE:
Income producing	$7,317,991	$498,451	$7,816,442	$6,937,199	$541,275	$7,478,474
Construction	465,763	1,340	467,103	436,776	1,895	438,671
Land	165,071	2,862	167,933	187,409	6,195	193,604
Total CRE	7,948,825	502,653	8,451,478	7,561,384	549,365	8,110,749
C&I:
Commercial business	8,001,280	52,255	8,053,535	8,155,991	57,906	8,213,897
Trade finance	763,495	1,213	764,708	787,800	1,310	789,110
Total C&I	8,764,775	53,468	8,818,243	8,943,791	59,216	9,003,007
Residential:
Single-family	2,927,219	176,172	3,103,391	2,877,286	189,633	3,066,919
Multifamily	1,236,722	111,285	1,348,007	1,374,718	148,277	1,522,995
Total residential	4,163,941	287,457	4,451,398	4,252,004	337,910	4,589,914
Consumer	2,023,521	23,263	2,046,784	1,931,828	24,263	1,956,091
Total loans	$22,901,062	$866,841	$23,767,903	$22,689,007	$970,754	$23,659,761
Unearned fees, premiums, and discounts, net	(13,539)	—	(13,539)	(16,013)	—	(16,013)
Allowance for loan losses	(259,910)	(328)	(260,238)	(264,600)	(359)	(264,959)
Loans, net	$22,627,613	$866,513	$23,494,126	$22,408,394	$970,395	$23,378,789

(1)	Loans net of ASC 310-30 discount.

The Company’s CRE segment provides financing for income producing properties, construction properties and land. Commercial business and trade finance in the C&I segment provide financing to small and middle market businesses in a wide spectrum of industries. This includes loans for working capital, accounts receivable and inventory lines of credit, Small Business Administration loans, lease financing and financing to international trade companies with trade financial services and products, including letters of credit, revolving lines of credit, import loans, bankers’ acceptances, working capital lines of credit, domestic purchase financing and pre-export financing.

The Company’s adjustable rate mortgage (“ARM”) single-family residential loans are comprised primarily of first mortgage loans secured by one-to-four unit residential properties. The Company’s ARM single-family residential loan programs generally have a one-year, three-year or five-year initial fixed period. The Company’s multifamily residential loans are comprised primarily of variable rate loans that have a six-month or three-year initial fixed period. As of March 31, 2016 and December 31, 2015, consumer loans were comprised primarily of home equity lines of credit.

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

As of March 31, 2016 and December 31, 2015, loans totaling $16.37 billion and $15.91 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the FHLB and the Federal Reserve Bank.

Credit Quality Indicators

All loans are subject to the Company’s internal and external credit review and monitoring. Loans are risk rated based on an analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current payment performance/delinquency, current financial and liquidity status and all other relevant information.  For single-family residential loans, payment performance/delinquency is the driving indicator for the risk ratings.  Risk ratings are the overall credit quality indicator for the Company and the credit quality indicator utilized for estimating the appropriate allowance for loan losses. The Company utilizes a risk rating system, which can be classified within the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources.

Pass and Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risks that require monitoring, but full repayments are expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade. If potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information indicates that the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss, if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted based on changes in the borrowers’ financial status and collectability.

The following tables present the credit risk rating for non-PCI loans by portfolio segment as of March 31, 2016 and December 31, 2015:

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
March 31, 2016
CRE:
Income producing	$7,061,501	$39,236	$217,254	$—	$7,317,991
Construction	462,989	2,339	435	—	465,763
Land	150,149	—	14,922	—	165,071
C&I:
Commercial business	7,579,392	198,560	199,521	23,807	8,001,280
Trade finance	730,867	9,907	22,721	—	763,495
Residential:
Single-family	2,891,346	7,728	28,145	—	2,927,219
Multifamily	1,185,914	1,925	48,883	—	1,236,722
Consumer	2,015,809	2,650	5,062	—	2,023,521
Total	$22,077,967	$262,345	$536,943	$23,807	$22,901,062

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
December 31, 2015
CRE:
Income producing	$6,672,951	$59,309	$204,939	$—	$6,937,199
Construction	435,112	1,194	470	—	436,776
Land	172,189	—	15,220	—	187,409
C&I:
Commercial business	7,794,735	201,280	135,449	24,527	8,155,991
Trade finance	750,144	13,812	23,844	—	787,800
Residential:
Single-family	2,841,722	8,134	27,430	—	2,877,286
Multifamily	1,317,550	2,918	54,250	—	1,374,718
Consumer	1,926,418	883	4,527	—	1,931,828
Total	$21,910,821	$287,530	$466,129	$24,527	$22,689,007

The following tables present the credit risk rating for PCI loans by portfolio segment as of March 31, 2016 and December 31, 2015:

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
March 31, 2016
CRE:
Income producing	$402,651	$13,013	$82,787	$—	$498,451
Construction	—	—	1,340	—	1,340
Land	2,272	—	590	—	2,862
C&I:
Commercial business	46,426	1,185	4,644	—	52,255
Trade finance	1,213	—	—	—	1,213
Residential:
Single-family	170,788	1,013	4,371	—	176,172
Multifamily	97,447	—	13,838	—	111,285
Consumer	21,880	452	931	—	23,263
Total (1)	$742,677	$15,663	$108,501	$—	$866,841

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
December 31, 2015
CRE:
Income producing	$440,100	$4,987	$96,188	$—	$541,275
Construction	—	—	1,895	—	1,895
Land	4,285	—	1,910	—	6,195
C&I:
Commercial business	52,212	819	4,875	—	57,906
Trade finance	1,310	—	—	—	1,310
Residential:
Single-family	184,092	1,293	4,248	—	189,633
Multifamily	130,770	—	17,507	—	148,277
Consumer	23,121	452	690	—	24,263
Total (1)	$835,890	$7,551	$127,313	$—	$970,754

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status. Additionally, non-PCI loans that are not 90 or more days past due but have identified deficiencies are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of March 31, 2016 and December 31, 2015:

($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
March 31, 2016
CRE:
Income producing	$8,580	$5,853	$14,433	$12,939	$39,927	$52,866	$7,250,692	$7,317,991
Construction	—	—	—	—	—	—	465,763	465,763
Land	1,849	121	1,970	6,182	—	6,182	156,919	165,071
C&I:
Commercial business	5,687	3,531	9,218	56,380	7,984	64,364	7,927,698	8,001,280
Trade finance	—	—	—	8,375	—	8,375	755,120	763,495
Residential:
Single-family	5,117	2,683	7,800	2,521	8,850	11,371	2,908,048	2,927,219
Multifamily	6,164	1,097	7,261	5,641	9,149	14,790	1,214,671	1,236,722
Consumer	1,522	619	2,141	3,504	1,174	4,678	2,016,702	2,023,521
Total	$28,919	$13,904	$42,823	$95,542	$67,084	$162,626	$22,695,613	$22,901,062

($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
December 31, 2015
CRE:
Income producing	$3,465	$25,256	$28,721	$11,359	$17,870	$29,229	$6,879,249	$6,937,199
Construction	—	—	—	14	—	14	436,762	436,776
Land	1,124	—	1,124	277	406	683	185,602	187,409
C&I:
Commercial business	1,992	1,185	3,177	50,726	14,009	64,735	8,088,079	8,155,991
Trade finance	—	—	—	—	—	—	787,800	787,800
Residential:
Single-family	7,657	2,927	10,584	92	8,634	8,726	2,857,976	2,877,286
Multifamily	6,320	981	7,301	6,486	9,758	16,244	1,351,173	1,374,718
Consumer	2,078	209	2,287	233	1,505	1,738	1,927,803	1,931,828
Total	$22,636	$30,558	$53,194	$69,187	$52,182	$121,369	$22,514,444	$22,689,007

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis in accordance with ASC 310-30 at the time of acquisition. Please refer to the discussion on PCI loans within this note for additional details on interest income recognition. As of March 31, 2016 and December 31, 2015, PCI loans on nonaccrual status totaled $34.3 million and $37.7 million, respectively.

Loans in Process of Foreclosure

As of March 31, 2016 and December 31, 2015, the Company had $15.2 million and $18.0 million, respectively, of recorded investment in consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions, which were not included in OREO. Foreclosed residential real estate properties with a carrying amount of $628 thousand were included in total net OREO of $6.1 million as of March 31, 2016. In comparison, foreclosed residential real estate properties with a carrying amount of $912 thousand were included in total net OREO of $7.0 million as of December 31, 2015.

Troubled Debt Restructurings (“TDRs”)

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

The following tables present the additions to non-PCI TDRs for the three months ended March 31, 2016 and 2015:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended March 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	2	$13,775	$13,753	$—
C&I:
Commercial business	4	$21,614	$18,632	$97
Trade finance	2	$7,901	$8,083	$—
Residential:
Single-family	1	$276	$273	$—
Consumer:	1	$344	$343	$1

	Loans Modified as TDRs During the Three Months Ended March 31, 2015
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	1	$828	$833	$—
C&I:
Commercial business	1	$167	$164	$32
Residential:
Single-family	1	$281	$281	$2

(1)	Includes subsequent payments after modification and reflects the balance as of March 31, 2016 and 2015.

(2)	The financial impact includes charge-offs and specific reserves recorded at the modification date.
The following tables summarize the non-PCI TDR modifications for the three months ended March 31, 2016 and 2015 by modification type:

($ in thousands)	Modification Type
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other	Total
March 31, 2016
CRE	$13,725	$—	$—	$28	$13,753
C&I	19,166	—	3,615	3,934	26,715
Residential	273	—	—	—	273
Consumer	343	—	—	—	343
Total	$33,507	$—	$3,615	$3,962	$41,084

($ in thousands)	Modification Type
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other	Total
March 31, 2015
CRE	$—	$833	$—	$—	$833
C&I	164	—	—	—	164
Residential	281	—	—	—	281
Consumer	—	—	—	—	—
Total	$445	$833	$—	$—	$1,278

(1)	Principal modification includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Principal and interest modification includes principal and interest deferments or reductions.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to have defaulted. The following table presents information for loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three months ended March 31, 2016 and 2015, and are still in default at period end:

	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended March 31,
	2016		2015
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
C&I:
Commercial business	4	$954	—	$—

The amount of additional funds committed to lend to borrowers whose terms have been modified was $2.5 million as of March 31, 2016. The amount of additional funds committed to lend to borrowers whose terms have been modified was immaterial as of December 31, 2015.

Impaired Loans

The Company’s loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories. Classified loans in the heterogeneous category are identified and evaluated for impairment on an individual basis. A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all scheduled payments of principal or interest due in accordance with the original contractual terms. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent, less costs to sell. When the value of an impaired loan is less than the recorded investment and the loan is classified as nonperforming and uncollectible, the deficiency is charged-off against the allowance for loan losses. Impaired loans exclude the homogeneous consumer loan portfolio, which is evaluated collectively for impairment. The Company’s impaired loans include predominantly non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified in a TDR, which may be on accrual or nonaccrual status.

The following tables present information on impaired non-PCI loans as of March 31, 2016 and December 31, 2015:

($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
March 31, 2016
CRE:
Income producing	$78,858	$63,561	$7,725	$71,286	$351
Land	7,062	5,522	1,279	6,801	111
C&I:
Commercial business	105,973	31,716	61,401	93,117	16,888
Trade finance	12,425	8,083	4,318	12,401	43
Residential:
Single-family	19,759	6,085	12,077	18,162	548
Multifamily	23,968	16,129	6,082	22,211	267
Consumer	1,630	—	1,628	1,628	57
Total	$249,675	$131,096	$94,510	$225,606	$18,265

($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2015
CRE:
Income producing	$47,043	$24,347	$15,720	$40,067	$3,148
Construction	66	—	14	14	1
Land	1,537	632	683	1,315	118
C&I:
Commercial business	81,720	31,045	40,111	71,156	15,993
Trade finance	10,675	—	10,675	10,675	95
Residential:
Single-family	16,486	4,401	10,611	15,012	584
Multifamily	25,634	16,944	6,783	23,727	339
Consumer	1,240	—	1,240	1,240	60
Total	$184,401	$77,369	$85,837	$163,206	$20,338

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans during the three months ended March 31, 2016 and 2015:

($ in thousands)	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
CRE:
Income producing	$72,248	$391	$44,195	$141
Construction	—	—	3,902	—
Land	6,908	9	3,438	10
C&I:
Commercial business	92,707	369	39,310	202
Trade finance	13,756	66	245	3
Residential:
Single-family	18,318	65	15,423	68
Multifamily	22,338	77	26,987	203
Consumer	1,635	16	1,258	12
Total impaired non-PCI loans	$227,910	$993	$134,758	$639

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal and not as interest income.

Allowance for Credit Losses

The following tables present a summary of activities in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015:

($ in thousands)	Non-PCI Loans					PCI Loans
	CRE	C&I	Residential	Consumer	Total		Total
Three Months Ended March 31, 2016
Beginning balance	$81,191	$134,597	$39,292	$9,520	$264,600	$359	$264,959
Provision for (reversal of) loan losses	1,306	4,654	(5,317)	(226)	417	(31)	386
Charge-offs	(56)	(5,860)	(137)	(1)	(6,054)	—	(6,054)
Recoveries	97	686	97	67	947	—	947
Net recoveries (charge-offs)	41	(5,174)	(40)	66	(5,107)	—	(5,107)
Ending balance	$82,538	$134,077	$33,935	$9,360	$259,910	$328	$260,238

($ in thousands)	Non-PCI Loans					PCI Loans
	CRE	C&I	Residential	Consumer	Total		Total
Three Months Ended March 31, 2015
Beginning balance	$72,263	$134,598	$43,856	$10,248	$260,965	$714	$261,679
(Reversal of) provision for loan losses	(2,333)	5,378	(1,571)	664	2,138	(71)	2,067
Charge-offs	(1,002)	(6,589)	(746)	(463)	(8,800)	—	(8,800)
Recoveries	812	527	1,451	2	2,792	—	2,792
Net (charge-offs) recoveries	(190)	(6,062)	705	(461)	(6,008)	—	(6,008)
Ending balance	$69,740	$133,914	$42,990	$10,451	$257,095	$643	$257,738

For further information on accounting policies and the methodology used to estimate the allowance for credit losses and loan charge-offs, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

The following table presents a summary of activities in the allowance for unfunded credit reserves during the three months ended March 31, 2016 and 2015:

($ in thousands)	Three Months Ended March 31,
	2016	2015
Beginning balance	$20,360	$12,712
Provision for unfunded credit reserves	1,054	2,920
Ending balance	$21,414	$15,632

The allowance for unfunded credit reserves is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The allowance for unfunded credit reserves is included in Accrued expense and other liabilities in the Consolidated Balance Sheets. Please refer to Note 10 — Commitments And Contingencies to the Consolidated Financial Statements for additional information related to unfunded credit reserves.

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of March 31, 2016 and December 31, 2015:

($ in thousands)	CRE	C&I	Residential	Consumer	Total
As of March 31, 2016
Allowance for loan losses
Individually evaluated for impairment	$462	$16,931	$815	$57	$18,265
Collectively evaluated for impairment	82,076	117,146	33,120	9,303	241,645
Acquired with deteriorated credit quality	314	10	4	—	328
Ending balance	$82,852	$134,087	$33,939	$9,360	$260,238

Recorded investment in loans
Individually evaluated for impairment	$78,087	$105,518	$40,373	$1,628	$225,606
Collectively evaluated for impairment	7,870,738	8,659,257	4,123,568	2,021,893	22,675,456
Acquired with deteriorated credit quality (1)	502,653	53,468	287,457	23,263	866,841
Ending balance (1)	$8,451,478	$8,818,243	$4,451,398	$2,046,784	$23,767,903

($ in thousands)	CRE	C&I	Residential	Consumer	Total
As of December 31, 2015
Allowance for loan losses
Individually evaluated for impairment	$3,267	$16,088	$923	$60	$20,338
Collectively evaluated for impairment	77,924	118,509	38,369	9,460	244,262
Acquired with deteriorated credit quality	347	9	3	—	359
Ending balance	$81,538	$134,606	$39,295	$9,520	$264,959

Recorded investment in loans
Individually evaluated for impairment	$41,396	$81,831	$38,739	$1,240	$163,206
Collectively evaluated for impairment	7,519,988	8,861,960	4,213,265	1,930,588	22,525,801
Acquired with deteriorated credit quality (1)	549,365	59,216	337,910	24,263	970,754
Ending balance (1)	$8,110,749	$9,003,007	$4,589,914	$1,956,091	$23,659,761

(1)	Loans net of ASC 310-30 discount.

PCI Loans

At the date of acquisition, PCI loans are pooled and accounted for at fair value, which represents the discounted value of the expected cash flows of the loan portfolio. The amount of expected cash flows over the initial investment in the loan represents the “accretable yield,” which is recognized as interest income on a level yield basis over the life of the loan. The excess of total contractual cash flows over the cash flows expected to be received at origination is deemed as the “nonaccretable difference.”

The following table presents the changes in accretable yield for PCI loans for the three months ended March 31, 2016 and 2015:

($ in thousands)	Three Months Ended March 31,
	2016	2015
Beginning balance	$214,907	$311,688
Accretion	(22,429)	(30,569)
Changes in expected cash flows	(6,487)	12,036
Ending balance	$185,991	$293,155

Loans Held for Sale

Loans held for sale are carried at the LOCOM. When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic review under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from the loans held-for-investment portfolio to the loans held for sale portfolio at LOCOM.

Loans held for sale of $28.8 million and $32.0 million as of March 31, 2016 and December 31, 2015, respectively, were comprised of consumer loans. Transfers of loans held-for-investment to loans held for sale for the three months ended March 31, 2016 and 2015 were $308.7 million and $820.5 million, respectively. Loans transferred during the three months ended March 31, 2016 were comprised of multifamily residential, C&I and CRE loans. During the three months ended March 31, 2015, loans transferred were comprised primarily of C&I and single-family residential loans. The Company recorded $1.8 million and $1.7 million in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held for sale for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, the Company sold or securitized approximately $256.2 million in originated loans resulting in net gains of $4.3 million. Originated loans sold or securitized during the three months ended March 31, 2016 were primarily comprised of multifamily residential, C&I and CRE loans. During the three months ended March 31, 2016, the Company recorded $1.1 million in net gains and $641 thousand in mortgage servicing rights, and retained $160.1 million of the senior tranche of the resulting securities from the securitization of the $201.7 million of multifamily residential loans. For the three months ended March 31, 2015, the Company sold originated loans with carrying value of approximately $326.8 million, resulting in net gains of $8.6 million. Originated loans sold during the three months ended March 31, 2015 were primarily comprised of single-family residential and C&I loans.

The Company purchases loans (including participation loans) and sells loans in the secondary market. For the three months ended March 31, 2016, the Company sold approximately $53.9 million of loans and no gains or losses were recognized from these sales. For the three months ended March 31, 2015, the Company sold approximately $343.0 million of loans at net gains of $1.0 million.

The Company recorded $2.4 million in LOCOM adjustments related to the loans held for sale portfolio during the three months ended March 31, 2016. No LOCOM adjustment related to the loans held for sale portfolio was recorded during the three months ended March 31, 2015. LOCOM adjustments are recorded in Net gains on sales of loans in the Consolidated Statements of Income.

NOTE 8	—	INVESTMENTS IN QUALIFIED AFFORDABLE HOUSING PARTNERSHIPS, TAX CREDIT AND OTHER INVESTMENTS, NET

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

Investments in Qualified Affordable Housing Partnerships, Net

The Company records its investments in qualified affordable housing partnerships, net using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in the Consolidated Statements of Income as a component of income tax expense. The following table presents the balances of the Company’s investments in qualified affordable housing partnerships, net and related unfunded commitments as of the periods indicated:

($ in thousands)	March 31, 2016	December 31, 2015
Investments in qualified affordable housing partnerships, net	$186,999	$193,978
Accrued expenses and other liabilities — Unfunded commitments	$57,936	$61,525

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net for the periods indicated:

($ in thousands)	Three Months Ended March 31,
	2016	2015
Tax credits and other tax benefits recognized	$9,452	$8,775
Amortization expense included in income tax expense	$6,966	$6,244

Investments in Tax Credit and Other Investments, Net

Investments in tax credit and other investments, net were $170.4 million and $187.2 million as of March 31, 2016 and December 31, 2015, respectively, and were included in Other assets in the Consolidated Balance Sheets. The Company is not the primary beneficiary in these partnerships and, therefore, is not required to consolidate its investments in tax credit and other investments on the Consolidated Financial Statements. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company applies either the equity method or cost method of accounting.

Total unfunded commitments for these investments were $105.7 million and $113.2 million as of March 31, 2016 and December 31, 2015, respectively, and were included in Accrued expenses and other liabilities in the Consolidated Balance Sheets. Amortization of tax credit and other investments were $14.2 million and $6.3 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Total goodwill of $469.4 million remained unchanged as of March 31, 2016 compared to December 31, 2015. Goodwill is tested for impairment on an annual basis as of December 31st, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s three operating segments, Retail Banking, Commercial Banking, and Other, are equivalent to the Company’s reporting units. For complete discussion and disclosure, please refer to Note 14 — Business Segments to the Consolidated Financial Statements.

Impairment analysis

The Company performed its annual impairment analysis as of December 31, 2015 and concluded that there was no goodwill impairment as the fair values of all reporting units exceeded the carrying amounts of goodwill. There were no triggering events during the three months ended March 31, 2016 and therefore, no additional goodwill impairment analysis was performed. No assurance can be given that goodwill will not be written down in future periods. Please refer to Note 10 - Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2015 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Premiums on Acquired Deposits

Premiums on acquired deposits represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. There were no impairment write-downs on deposit premiums for the three months ended March 31, 2016, and 2015.

The following table presents the gross carrying value of intangible assets and accumulated amortization as of March 31, 2016 and December 31, 2015:

($ in thousands)	March 31, 2016	December 31, 2015
Gross balance	$108,814	$108,814
Accumulated amortization	74,843	72,739
Net carrying balance	$33,971	$36,075

Amortization Expense

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. The amortization expense related to the intangible assets was $2.1 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.

The following table presents the estimated future amortization expense of premiums on acquired deposits:

Year Ended December 31,	Amount
($ in thousands)
Remainder of 2016	$5,982
2017	6,935
2018	5,883
2019	4,864
2020	3,846
Thereafter	6,461
Total	$33,971

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Credit Extensions — In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded commitments and unissued commercial letters of credit and standby letters of credit (“SBLCs”). For further information about these commitments, including their terms, see Note 14 — Commitments, Contingencies and Related Party Transactions Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K. The following table presents the Company’s credit-related commitments as of the periods indicated:

($ in thousands)	March 31, 2016	December 31, 2015
Loan commitments	$3,859,835	$3,370,271
Commercial letters of credit and SBLCs	$1,254,590	$1,293,547

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while SBLCs generally are contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As a part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. Total letters of credit of $1.25 billion consisted of commercial letters of credit of $45.8 million and SBLCs of $1.21 billion as of March 31, 2016.

The Company uses the same credit underwriting criteria in extending loans, commitments, and conditional obligations to customers. Each customer’s creditworthiness is evaluated on a case-by-case basis. Collateral may be obtained based on management’s assessment of the customer’s credit. Collateral may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves and amounted to $20.8 million and $19.8 million as of March 31, 2016 and December 31, 2015, respectively. These amounts are included in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

Guarantees — The Company has sold or securitized loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to make payments when the loans default. As of March 31, 2016 and December 31, 2015, the unpaid principal balance of total loans sold or securitized with recourse amounted to $178.4 million and $191.3 million, respectively. The maximum potential future payments of loans subject to full recourse, which is generally the unpaid principal balance of total loans sold or securitized with recourse, was $28.3 million and $29.8 million as of March 31, 2016 and December 31, 2015, respectively. The maximum potential future payments of loans subject to limited recourse was $5.4 million and $5.9 million as of March 31, 2016 and December 31, 2015, respectively. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves and totaled $580 thousand and $630 thousand as of March 31, 2016 and December 31, 2015, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities in the Consolidated Balance Sheets. The Company continues to experience minimal losses from the single-family and multifamily loan portfolios sold or securitized with recourse.

Litigation — The Company is a party to various legal actions arising in the normal course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for currently outstanding lawsuits, claims, and proceedings when a loss contingency is probable and can be reasonably estimated. The outcome of such legal actions is inherently difficult to predict and it is possible that one or more of the currently pending, threatened legal, or regulatory matters could have a material adverse effect on the Company’s liquidity, consolidated financial position, and/or results of operations. Based on the information currently available, advice of counsel and established reserves, the Company believes that the eventual outcome of pending legal matters will not individually or in the aggregate have a material adverse effect on the Company’s consolidated financial position. On September 8, 2014, a jury in the case titled “F&F, LLC and 618 Investment, Inc. v. East West Bank,” Superior Court of the State of California for the County of Los Angeles, Case No. BC462714, delivered a verdict in favor of plaintiff F&F, LLC. The case is being appealed.  The litigation accrual was $36.3 million and $35.4 million as of March 31, 2016 and December 31, 2015, respectively.

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships and other tax credit investments qualifying for historic rehabilitation tax credits or other types of tax credits. These commitments are payable on demand. As of March 31, 2016 and December 31, 2015, these commitments were $163.6 million and $174.7 million, respectively. These commitments are included in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

NOTE 11 — STOCK COMPENSATION PLANS

Pursuant to the Company’s 1998 Stock Incentive Plan, as amended, the Company issues stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees. The Company did not issue any stock options or RSAs during the three months ended March 31, 2016 and 2015.

RSUs are granted under our long-term incentive plan at no cost to the recipient. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. RSUs entitle the recipient to receive cash dividends equivalent to any dividends paid on the underlying common stock. The RSU dividends are accrued during the vesting period and are paid at the time of vesting. While a portion of the RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals. All RSUs are subject to forfeiture until vested. All RSAs have vested during 2015.

The following table presents the total stock compensation expense and the related net tax benefit associated with the Company’s various employee share-based compensation plans for the three months ended March 31, 2016 and 2015:

($ in thousands)	Three Months Ended March 31,
	2016	2015
Stock compensation costs	$4,575	$3,954
Net tax benefit recognized in equity for stock compensation plans	$986	$3,145

The following table presents a summary of the activity for the Company’s time-based and performance-based RSUs for the three months ended March 31, 2016 based on the target amount of awards:

	Three Months Ended March 31, 2016
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period	933,312	$36.83	389,358	$34.21
Granted	482,251	31.32	159,407	29.18
Vested	(111,724)	25.08	(138,019)	25.25
Forfeited	(21,191)	35.97	—	—
Outstanding at end of period	1,282,648	$35.80	410,746	$35.27

Compensation cost for the time-based awards is based on the quoted market price of the Company’s stock at the grant date. Performance-based awards granted that include discretionary performance-based vesting conditions are subject to variable accounting. As of March 31, 2016, total unrecognized compensation cost related to time-based and performance-based RSUs amounted to $34.9 million and $13.3 million, respectively. This cost is expected to be recognized over a weighted average period of 2.23 years and 2.06 years, respectively.

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Warrant — The Company acquired MetroCorp Bancshares, Inc., (“MetroCorp”) on January 17, 2014. Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock.  Upon the acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant has not been exercised as of March 31, 2016.

EPS — Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options, warrants and RSUs outstanding using the treasury stock method. The Company has issued RSAs, which are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. These RSAs are considered participating securities. Accordingly, the Company applied the two-class method in the computation of basic and diluted EPS in periods where RSAs are outstanding. Restricted stock unit awards do not contain nonforfeitable rights to dividends when granted. As of March 31, 2016, there were no RSAs outstanding.

The following table presents EPS calculations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
($ in thousands, except per share data, shares in thousands)	2016	2015
Basic
Net income	$107,516	$100,027
Less: Earnings allocated to participating securities	—	3
Net income allocated to common stockholders	$107,516	$100,024

Basic weighted average number of shares outstanding	143,958	143,655
Basic EPS	$0.75	$0.70

Diluted
Net income allocated to diluted common stockholders	$107,516	$100,024

Basic weighted average number of shares outstanding	143,958	143,655
Diluted potential common shares (1)	845	694
Diluted weighted average number of shares outstanding	144,803	144,349
Diluted EPS	$0.74	$0.69

(1)	Includes dilutive shares from RSUs and warrants for the three months ended March 31, 2016 and 2015. Also includes dilutive shares from stock options for the three months ended March 31, 2015.

For the three months ended March 31, 2016, approximately 13 thousand weighted average anti-dilutive shares of RSUs were excluded from the diluted EPS computation. For the three months ended March 31, 2015, approximately 170 thousand weighted average anti-dilutive shares comprised of RSUs were excluded from the diluted EPS computation.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the components of AOCI balances for the three months ended March 31, 2016 and 2015:

($ in thousands)	Three Months Ended March 31,
	2016			2015
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Total
Beginning balance	$(6,144)	$(8,797)	$(14,941)	$4,237	$4,237
Net unrealized gains (losses) arising during the period	15,142	(33)	15,109	11,872	11,872
Amounts reclassified from AOCI	(2,226)	—	(2,226)	(2,554)	(2,554)
Changes, net of taxes	12,916	(33)	12,883	9,318	9,318
Ending balance	$6,772	$(8,830)	$(2,058)	$13,555	$13,555

(1)
Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. In the third quarter of 2015, there was a change in functional currency from USD to the local currency of the Company’s foreign subsidiary.

The following table presents the components of other comprehensive income, reclassifications to net income and the related tax effects for the three months ended March 31, 2016 and 2015:

($ in thousands)	Three Months Ended March 31,
	2016			2015
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains arising during the period	$26,130	$(10,988)	$15,142	$20,470	$(8,598)	$11,872
Net realized gains reclassified into net income (1)	(3,842)	1,616	(2,226)	(4,404)	1,850	(2,554)
Net change	22,288	(9,372)	12,916	16,066	(6,748)	9,318

Foreign currency translation adjustments:
Net unrealized losses arising during period	(33)	—	(33)	—	—	—
Net change	(33)	—	(33)	—	—	—
Other comprehensive income	$22,255	$(9,372)	$12,883	$16,066	$(6,748)	$9,318

(1)	For the three months ended March 31, 2016, and 2015, the pretax amount was reported in Net gains on sales of available-for-sale investment securities in the Consolidated Statements of Income.

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

The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of certain operating and administrative costs and the provision for credit losses. Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business segment. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on actual charge-offs for the period as well as average loan balances for each segment during the period. The Company evaluates overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is not deemed practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three months ended March 31, 2016 and 2015:

($ in thousands)	Three Months Ended March 31, 2016
	Retail Banking	Commercial Banking	Other	Total
Interest income	$77,371	$177,082	$21,719	$276,172
Charge for funds used	(22,652)	(53,791)	(11,837)	(88,280)
Interest spread on funds used	54,719	123,291	9,882	187,892
Interest expense	(14,606)	(4,026)	(5,336)	(23,968)
Credit on funds provided	72,431	9,977	5,872	88,280
Interest spread on funds provided	57,825	5,951	536	64,312
Net interest income	$112,544	$129,242	$10,418	$252,204
(Reversal of) provision for credit losses	$(1,582)	$3,022	$—	$1,440
Depreciation, amortization and (accretion), net	$43	$(10,773)	$23,488	$12,758
Segment pretax profit	$45,945	$92,829	$5,897	$144,671
Segment assets	$7,203,470	$17,939,537	$7,966,162	$33,109,169

($ in thousands)	Three Months Ended March 31, 2015
	Retail Banking	Commercial Banking	Other	Total
Interest income	$87,446	$158,786	$17,029	$263,261
Charge for funds used	(23,298)	(37,351)	(9,445)	(70,094)
Interest spread on funds used	64,148	121,435	7,584	193,167
Interest expense	(12,224)	(4,263)	(11,057)	(27,544)
Credit on funds provided	57,668	8,016	4,410	70,094
Interest spread on funds provided	45,444	3,753	(6,647)	42,550
Net interest income	$109,592	$125,188	$937	$235,717
Provision for credit losses	$731	$4,256	$—	$4,987
Depreciation, amortization and (accretion), net (1)	$1,682	$(10,477)	$12,922	$4,127
Segment pretax profit	$52,935	$93,175	$716	$146,826
Segment assets	$7,540,501	$15,491,368	$6,874,966	$29,906,835

(1)	Includes amortization and accretion related to the FDIC indemnification asset/net payable to the FDIC.

NOTE 15 — SUBSEQUENT EVENTS

On April 20, 2016, the Company’s Board of Directors declared second quarter 2016 cash dividends of $0.20 per share for the Company’s common stock which is payable on May 16, 2016 to stockholders of record as of May 4, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its wholly-owned subsidiaries, East West Bank and subsidiaries (referred to herein as “East West Bank” or the “Bank”) and East West Insurance Services, Inc. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s financial condition and the results of operations. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report and the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission on February 26, 2016 (the “Company’s 2015 Form 10-K”).

Overview

The Company’s vision is to serve as the financial bridge between the United States and Greater China. The Company’s primary strategy to achieve this vision is to expand the Company’s global network of contacts and resources to better meet its customers’ diverse financial needs in and between the world’s two largest markets. With over 130 locations in the United States and Greater China and a full range of cross-border products and services, the Company is well equipped to fulfill its customers’ business needs.

Financial Highlights

The Company successfully completed another quarter with strong earnings and financial results for the three months ended March 31, 2016, achieving healthy growth and an increase in revenues. It is the Company’s priority to focus on strengthening its risk management structure, compliance, and the Bank Secrecy Act (“BSA”) programs in order to meet increasing regulatory expectations. The Company continues to make the necessary investments to address BSA concerns and strengthen its internal programs, while still providing strong return to stockholders.

Noteworthy items on the Company’s performance included:

•	Net income totaled $107.5 million or $0.74 per diluted share for the three months ended March 31, 2016, both of which have increased 7% from the three months ended March 31, 2015.

•
Revenue, the sum of net interest income and noninterest income, before provision for credit losses increased $12.9 million or 5% to $292.7 million for the three months ended March 31, 2016 compared to the same period last year.

•	Noninterest expense increased $18.6 million or 15% to $146.6 million for the three months ended March 31, 2016 compared to the same period last year.

•
The Company’s effective tax rate for the three months ended March 31, 2016 was 25.68%, compared with 31.87% for the three months ended March 31, 2015, reflecting a larger benefit from tax credit investments in 2016 compared to 2015.

•
Net interest margin and net interest spread decreased 19 basis points to 3.32% and 16 basis points to 3.15%, respectively, during the three months ended March 31, 2016, mainly due to a decrease in the yield on interest-earning assets by 29 basis points to 3.63%. Cost of funds improved nine basis points to 0.34% during the three months ended March 31, 2016.

The Company experienced a $758.2 million or 2% growth in total assets as of March 31, 2016 compared to December 31, 2015. This increase was largely attributable to increases of $904.4 million or 66% in cash and cash equivalents and $200.0 million or 13% in securities purchased under resale agreements (“resale agreements”), partially offset by a decrease of $407.9 million or 11% in investment securities. In addition, gross loans held-for-investment increased $108.1 million or 1% to $23.77 billion, while the allowance for credit losses to loans held-for-investment ratio improved by three basis points to 1.09%. The overall balance sheet growth was fueled by deposit growth during the quarter. Deposits increased $1.12 billion or 4% to a record $28.60 billion, primarily due to a $1.67 billion or 8% increase in core deposits. Core deposits comprised 79% and 76% of total deposits as of March 31, 2016 and December 31, 2015, respectively.

From a capital management perspective, during the three months ended March 31, 2016, the Company continued to maintain its strong capital position with Common equity tier 1 (“CET1”) capital of $2.73 billion, risk-weighted assets of $25.54 billion and a CET1 capital ratio of 10.7% at March 31, 2016 compared to $2.65 billion, $25.23 billion and 10.5% at December 31, 2015, as measured under Basel III Capital Rules.

The strong balance sheet growth and increased revenues placed the Company in a better position to focus on its bridge banking strategy and target future growth opportunities. As the Company remains focused on its continued growth, the Company continues to meet its customers’ financial needs. In April 2016, the Company’s Board of Directors (the “Board”) declared first quarter cash dividends for the Company’s common stock. The cash dividend of $0.20 per share is payable on May 16, 2016 to stockholders of record as of May 4, 2016.

Results of Operations

The Company’s net income increased $7.5 million or 7% to $107.5 million for the three months ended March 31, 2016 compared to $100.0 million for the three months ended March 31, 2015. The earnings performance during the first quarter of 2016 reflected the continued success in executing the Company’s business strategy. Underpinning the operating results for the three months ended March 31, 2016 were sustained loan and deposit growth which continued to generate greater earnings compared to the same period in 2015.

Revenue, the sum of net interest income before provision for credit losses and noninterest income, was $292.7 million for the three months ended March 31, 2016, an increase of $12.9 million or 5% from $279.8 million for the three months ended March 31, 2015. The $12.9 million increase in revenue was comprised of a $16.5 million increase in net interest income, partially offset by a $3.6 million decrease in noninterest income. The $16.5 million increase in net interest income was primarily due to higher interest revenue, but at lower margins, primarily generated from loan portfolio growth, stable cost of deposits and a decrease in interest expense from repurchase agreements. The $3.6 million decrease in noninterest income was primarily due to decreases in net gains on sales of loans and other fees and operating income, partially offset by a reduction in expenses related to changes in Federal Deposit Insurance Corporation (“FDIC”) indemnification asset and receivable/payable.

Noninterest expense increased $18.6 million or 15% to $146.6 million from the three months ended March 31, 2015 primarily due to increases in amortization of tax credit and other investments, compensation and employee benefits and consulting expense, partially offset by a decrease in legal expense.

The Company’s return on average assets decreased six basis points to 1.33% for the three months ended March 31, 2016, compared to 1.39% for the same period in 2015. Return on average equity decreased 34 basis points to 13.59% for the three months ended March 31, 2016, compared to 13.93% for the same period in 2015.

Components of Net Income

	Three Months Ended March 31,
($ in millions)	2016	2015
Net interest income	$252.2	$235.7
Provision for credit losses	(1.4)	(5.0)
Noninterest income	40.5	44.1
Noninterest expense	(146.6)	(128.0)
Income tax expense	(37.2)	(46.8)
Net income	$107.5	$100.0
Annualized return on average assets	1.33%	1.39%
Annualized return on average equity	13.59%	13.93%

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities, resale agreements and other interest-earning assets less interest expense on customer deposits, repurchase agreements, long-term debt and other interest-bearing liabilities. Net interest margin is calculated by dividing the annualized net interest income by average interest-earning assets. Net interest income and net interest margin are affected by several factors, including changes in average balances and composition of interest-earning assets and funding sources, market interest rate fluctuations and slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, volume of noninterest-bearing sources of funds and asset quality.

Net interest income for the three months ended March 31, 2016 was $252.2 million, an increase of $16.5 million or 7% compared to $235.7 million for the same period in 2015. The increase in net interest income was primarily due to greater interest income resulting from the growth of the loan portfolio and a decrease in interest expense on repurchase agreements that were paid off during 2015. Net interest margin was 3.32% for the three months ended March 31, 2016, a 19 basis points decrease from 3.51% for the same period in 2015. The decrease in net interest margin was primarily due to a 23 basis points reduction in loan yields from 4.51% for the three months ended March 31, 2015 to 4.28% for the three months ended March 31, 2016. The decrease in loan yields was primarily due to the prolonged low interest rate environment and lower accretion income from the loans accounted for under Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). During the three months ended March 31, 2016, total accretion income from the loans accounted for under ASC 310-30 was $13.3 million compared to $17.4 million in the same period 2015.

For the three months ended March 31, 2016, average interest-earning assets increased $3.35 billion or 12% to $30.60 billion from $27.25 billion for the same period in 2015. The increase was primarily due to a $2.09 billion or 10% increase in average loan balances to $23.82 billion for the three months ended March 31, 2016, compared to $21.73 billion for the same period in 2015. Customer deposits are an important source of low-cost funding and affect both net interest income and net interest margin. Average deposits which consist of noninterest-bearing demand, interest-bearing checking, money market, savings and time deposits, increased by $3.41 billion or 14% to $27.82 billion for the three months ended March 31, 2016, compared to $24.41 billion for the same period in 2015. The ratio of average noninterest-bearing demand deposits to total deposits increased from 30% as of March 31, 2015 to 32% as of March 31, 2016. Cost of deposits remained stable at 0.28% during the three months ended March 31, 2016 and 2015. Average loans were 117% funded by average deposits for the three months ended March 31, 2016, higher than the funding of 112% for the same period in 2015.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rates by asset and liability components for the three months ended March 31, 2016 and 2015:

($ in thousands)	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average (1) Yield/ Rate	Average Balance	Interest	Average (1) Yield/ Rate
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$2,052,787	$3,965	0.78%	$1,562,702	$5,426	1.41%
Resale agreements (2)	1,379,121	6,677	1.95%	1,268,056	4,849	1.55%
Investment securities (3)(4)	3,264,801	11,193	1.38%	2,604,250	10,184	1.59%
Loans (5)(6)	23,819,273	253,542	4.28%	21,732,752	241,566	4.51%
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock	82,480	795	3.88%	85,499	1,236	5.86%
Total interest-earning assets	$30,598,462	$276,172	3.63%	$27,253,259	$263,261	3.92%
Noninterest-earning assets:
Cash and cash equivalents	357,714			345,410
Allowance for loan losses	(264,217)			(261,697)
Other assets	1,794,764			1,882,480
Total assets	$32,486,723			$29,219,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$3,359,498	$2,826	0.34%	$2,526,844	$1,761	0.28%
Money market deposits	7,425,797	6,303	0.34%	6,523,439	4,301	0.27%
Savings deposits	1,961,413	1,009	0.21%	1,674,012	803	0.19%
Time deposits	6,302,152	9,159	0.58%	6,267,190	10,098	0.65%
Federal funds purchased and other short-term borrowings	1,730	9	2.09%	149	—	—%
FHLB advances	562,489	1,500	1.07%	338,759	1,033	1.24%
Securities sold under repurchase agreements (“repurchase agreements”)(2)	147,253	1,926	5.26%	789,444	8,406	4.32%
Long-term debt	205,980	1,236	2.41%	225,812	1,142	2.05%
Total interest-bearing liabilities	$19,966,312	$23,968	0.48%	$18,345,649	$27,544	0.61%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	8,769,752			7,417,858
Accrued expenses and other liabilities	569,291			544,234
Stockholders’ equity	3,181,368			2,911,711
Total liabilities and stockholders’ equity	$32,486,723			$29,219,452
Interest rate spread			3.15%			3.31%
Net interest income and net interest margin		$252,204	3.32%		$235,717	3.51%

(1)	Annualized.

(2)	Average balances of resale and repurchase agreements are reported net, pursuant to ASC 210-20-45, Balance Sheet Offsetting.

(3)	Yields on tax exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of net premiums on available-for-sale investment securities of $7.0 million and $4.3 million for the three months ended March 31, 2016 and 2015, respectively.

(5)	Average balance includes nonperforming loans.

(6)	Includes the accretion of discount and amortization of net deferred loan costs which totaled $16.4 million and $19.2 million and for the three months ended March 31, 2016 and 2015, respectively.

The following table presents the extent to which changes in interest rates and changes in average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Changes that are not solely due to either volume or rate are allocated proportionally based on the absolute value of the change related to average volume and average rate. Nonaccrual loans are included in average loans used to compute the table below:

($ in thousands)	Three Months Ended March 31,
	2016 vs. 2015
	Total Change	Changes Due to
		Volume	Yield/Rate
Interest-bearing assets:
Due from banks and short-term investments	$(1,461)	$1,389	$(2,850)
Resale agreements	1,828	453	1,375
Investment securities	1,009	2,369	(1,360)
Loans	11,976	22,511	(10,535)
FHLB and Federal Reserve Bank stock	(441)	(42)	(399)
Total interest and dividend income	$12,911	$26,680	$(13,769)
Interest-bearing liabilities:
Checking deposits	$1,065	$654	$411
Money market deposits	2,002	650	1,352
Savings deposits	206	145	61
Time deposits	(939)	56	(995)
Federal funds purchased and other short-term borrowings	9	—	9
FHLB advances	467	610	(143)
Repurchase agreements	(6,480)	(8,057)	1,577
Long-term debt	94	(106)	200
Total interest expense	$(3,576)	$(6,048)	$2,472
Change in net interest income	$16,487	$32,728	$(16,241)

Noninterest Income

Noninterest income decreased by $3.6 million or 8% to $40.5 million for the three months ended March 31, 2016 compared to $44.1 million for the same period in 2015. The decrease was mainly attributable to decreases in net gains on sales of loans, other fees and other operating income and wealth management fees, partially offset by a reduction in expenses related to changes in FDIC indemnification asset and receivable/payable.

The following table presents the components of noninterest income for the periods indicated:

($ in millions)	Three Months Ended March 31,		Change
	2016	2015	Amount	Percent
Branch fees	$10.2	$9.4	$0.8	9%
Letters of credit fees and foreign exchange income	9.6	8.7	0.9	10%
Ancillary loan fees	3.6	2.7	0.9	33%
Wealth management fees	3.1	5.2	(2.1)	(40)%
Derivative commission income	3.5	5.3	(1.8)	(34)%
Changes in FDIC indemnification asset and receivable/payable	—	(8.4)	8.4	(100)%
Net gains on sales of loans	1.9	9.6	(7.7)	(80)%
Net gains on sales of available-for-sale investment securities	3.8	4.4	(0.6)	(14)%
Other fees and operating income	4.8	7.2	(2.4)	(33)%
Total noninterest income	$40.5	$44.1	$(3.6)	(8)%

The following discussion provides the composition of the major changes in noninterest income and the factors contributing to the changes.

Net gains on sales of loans for the three months ended March 31, 2016, which included lower of cost or market (“LOCOM”) valuation adjustments, amounted to $1.9 million, compared to $9.6 million for the three months ended March 31, 2015. The decrease in net gains on sales of loans was primarily related to a decrease in loans sold. In addition, the Company recorded $2.4 million of LOCOM valuation adjustments related to the loans held for sale portfolio for the three months ended March 31, 2016. No LOCOM adjustment was recorded for the same period in 2015. Loans sold or securitized during the three months ended March 31, 2016 were primarily comprised of multifamily residential and commercial and industrial (“C&I”) loans. Loans sold during the three months ended March 31, 2015 were primarily comprised of C&I and single-family residential loans.

Other fees and operating income decreased by $2.4 million or 33% to $4.8 million for the three months ended March 31, 2016 from $7.2 million for the three months ended March 31, 2015. This decrease was primarily due to lower gains on the sale of fixed assets of $189 thousand for the three months ended March 31, 2016, compared to $2.3 million for the same period in 2015.

Wealth management fees decreased by $2.1 million or 40% to $3.1 million for the three months ended March 31, 2016 from $5.2 million for the three months ended March 31, 2015. The decrease was mainly attributable to lower alternative investment fee income due to the modification of the Company’s business products in order to stay competitive in the financial services industry.

For the three months ended March 31, 2016, there was no expense related to the changes in FDIC indemnification asset and receivable/payable, compared to $8.4 million of expense for the same period in 2015. In 2015, the Company reached an agreement with the FDIC to early terminate the Washington First International Bank and United Commercial Bank shared-loss agreements. There were no remaining shared-loss agreements with the FDIC as of December 31, 2015.

Noninterest Expense

Noninterest expense totaled $146.6 million for the three months ended March 31, 2016, an increase of $18.6 million or 15%, compared to $128.0 million for the same period in 2015. The increase was the result of higher amortization of tax credit and other investments, compensation and employee benefits, and consulting expense, partially offset by lower legal expense.

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Change
($ in millions)	2016	2015	Amount	Percent
Compensation and employee benefits	$71.8	$64.3	$7.5	12%
Occupancy and equipment expense	14.4	15.4	(1.0)	(6)%
Amortization of tax credit and other investments	14.2	6.3	7.9	125%
Amortization of premiums on deposits acquired	2.1	2.4	(0.3)	(13)%
Deposit insurance premiums and regulatory assessments	5.4	5.7	(0.3)	(5)%
Deposit related expenses	2.2	2.2	—	—%
Other real estate owned (“OREO”) expense (income)	0.5	(1.0)	1.5	NA
Legal expense	3.0	6.9	(3.9)	(57)%
Data processing	2.7	2.6	0.1	4%
Consulting expense	8.5	2.4	6.1	254%
Other operating expense	21.8	20.8	1.0	5%
Total noninterest expense	$146.6	$128.0	$18.6	15%

 NA - Percentage is not meaningful.

The following provides a discussion of the major changes in noninterest expense and the factors contributing to the changes.

The amortization of tax credit and other investments increased by $7.9 million or 125% to $14.2 million for the three months ended March 31, 2016, compared to $6.3 million for the same period in 2015. The increase was primarily due to additional tax credit investments placed in service in the first quarter of 2016.

Compensation and employee benefits increased by $7.5 million or 12% to $71.8 million for the three months ended March 31, 2016, compared to $64.3 million for the same period in 2015. This increase was primarily attributable to the increased headcount to support the Company’s growing business and regulatory compliance requirements.

Consulting expense increased $6.1 million or 254% to $8.5 million for the three months ended March 31, 2016, compared to $2.4 million for the same period in 2015. The increase was primarily due to BSA and Anti-Money Laundering (“AML”) consulting expenses incurred to implement a more robust BSA/AML compliance program in order to address the requirements of the Written Agreement and MOU (See Management’s Discussion and Analysis of the Financial Condition and Results of Operations (“MD&A”) — Regulatory Matters for more details).

The above increases in amortization of tax credit and other investments, compensation and employee benefits and consulting expense were partially offset by a $3.9 million or 57% decrease in legal expense to $3.0 million for the three months ended March 31, 2016, compared to $6.9 million for the same period in 2015.

Income Taxes

Provision for income taxes was $37.2 million and $46.8 million for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate was 25.7% and 31.9% for the three months ended March 31, 2016 and 2015, respectively. The lower effective tax rate for the three months ended March 31, 2016, compared to the same period in 2015, was attributable to additional affordable housing partnerships and other tax credit investments entered in the latter part of 2015 and early 2016. Included in the income tax expense recognized for the three months ended March 31, 2016 and 2015, was $25.0 million and $13.4 million, respectively, of tax credits generated mainly from investments in qualified affordable housing partnerships and other tax credit investments.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of March 31, 2016 and December 31, 2015, the Company had net deferred tax assets of $127.1 million and $135.9 million, respectively.

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

Operating Segment Results

The Company’s operations are strategically aligned into three major business segments: Retail Banking, Commercial Banking and Other. These business segments are differentiated based upon the products and services provided.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes C&I and commercial real estate (“CRE”), primarily generates commercial loans through the domestic commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia, and the foreign commercial lending offices located in China and Hong Kong. Furthermore, the Commercial Banking segment offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the treasury operations of the Company and eliminations of intersegment amounts have been aggregated and included in the “Other” segment.

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

Note 14 — Business Segments to the Consolidated Financial Statements describes the Company’s segment reporting methodology as well as the business activities of each business segment and presents financial results of these business segments for the three months ended March 31, 2016 and 2015.

The following table presents the selected segment information for the three months ended March 31, 2016 and 2015:

($ in millions)	Retail Banking		Commercial Banking		Other
	Three Months Ended		Three Months Ended		Three Months Ended
	2016	2015	2016	2015	2016	2015
Net interest income	$112.5	$109.6	$129.2	$125.2	$10.4	$0.9
Noninterest income	$9.6	$12.9	$23.4	$19.5	$7.6	$11.7
Noninterest expense	$60.4	$54.6	$56.5	$50.0	$29.7	$23.4
Pretax income	$45.9	$52.9	$92.8	$93.2	$5.9	$0.7

Retail Banking

The Retail Banking segment reported pretax income of $45.9 million for the three months ended March 31, 2016, compared to $52.9 million for the same period in 2015. The decrease of $7.0 million or 13% in pretax income for this segment was due to a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income and a decrease in provision for credit losses.

 Net interest income for this segment increased $2.9 million or 3% to $112.5 million for the three months ended March 31, 2016, compared to $109.6 million for the same period in 2015. This increase was primarily due to growth in core deposits for the segment, partially offset by lower discount accretion to interest income from the purchased credit impaired (“PCI”) loan portfolio and a reduction in the loan portfolio due to the sale of single-family residential loans in 2015.

Noninterest income for this segment decreased $3.3 million or 26% to $9.6 million for the three months ended March 31, 2016, compared to $12.9 million for the same period in 2015. The decrease in noninterest income was attributable to a student loan write down in the first quarter of 2016 compared to net gains on the sales of single-family residential loans in the first quarter of 2015 and lower wealth management fees, partially offset by a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable.

Noninterest expense for this segment increased $5.8 million or 11% to $60.4 million for the three months ended March 31, 2016, compared to $54.6 million for the same period in 2015. This increase was primarily due to higher consulting expense, and compensation and employee benefit expense, partially offset by lower occupancy and equipment expense.

Commercial Banking

The Commercial Banking segment reported pretax income of $92.8 million for the three months ended March 31, 2016, compared to $93.2 million for the same period in 2015. The decrease of $344 thousand was attributable to higher noninterest expense, partially offset by higher net interest income and noninterest income.

Net interest income for this segment increased $4.0 million or 3% to $129.2 million for the three months ended March 31, 2016, compared to $125.2 million for the same period in 2015. The increase in net interest income was primarily due to growth in commercial loans, partially offset by lower discount accretion to interest income from the PCI loan portfolio.

Noninterest income for this segment increased $3.9 million or 20% to $23.4 million for the three months ended March 31, 2016, compared to $19.5 million for the same period in 2015. The increase was primarily due to a decrease in the reduction of changes in the FDIC indemnification asset and receivable/payable, as well as higher loan fees and foreign exchange gains, partially offset by lower derivative income.

Noninterest expense for this segment increased $6.5 million or 13% to $56.5 million for the three months ended March 31, 2016, compared to $50.0 million for the same period in 2015. The increase in noninterest expense was primarily due to higher compensation and employee benefit expense, and OREO expense, partially offset by a decrease in loan related expense.

Other

The Other segment reported pretax income of $5.9 million for the three months ended March 31, 2016, compared to $716 thousand for the same period in 2015. The increase of $5.2 million was attributable to higher net interest income.

Net interest income for this segment increased $9.5 million to $10.4 million for the three months ended March 31, 2016, compared to $937 thousand for the same period in 2015. The increase was primarily due to higher investment income and lower borrowing costs. The Other segment includes the activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through funds transfer pricing which is included in net interest income. In addition, it bears the cost of adverse movements in interest rates which affect the net interest margin.

Noninterest income for this segment decreased $4.1 million or 35% to $7.6 million for the three months ended March 31, 2016, compared to $11.7 million for the same period in 2015. The decrease in noninterest income was primarily due to a one-time gain from the sale of a building during the first quarter of 2015, foreign exchange losses from changes in the ineffectiveness of investment hedges, and lower gains on sale of available-for-sale investment securities.

Noninterest expense for this segment increased $6.3 million or 27% to $29.7 million for the three months ended March 31, 2016, compared to $23.4 million for the same period in 2015. The increase in noninterest expense was primarily due to higher amortization of tax credit and other investments, partially offset by lower legal expense.

Balance Sheet Analysis

Total assets increased $758.2 million, or 2%, to $33.11 billion as of March 31, 2016, compared to $32.35 billion as of December 31, 2015. The primary increases were cash and cash equivalents, which increased $904.4 million, resale agreements, which increased $200.0 million, held-to-maturity investment security, which increased $160.1 million, and gross loans held-for-investment, which increased $108.1 million. The increases were partially offset by a decrease in available-for-sale investment securities of $568.0 million.

The increase in cash and cash equivalents of $904.4 million was primarily from customer deposit growth of $1.12 billion and proceeds from sales of available-for-sale investment securities and repayments/maturities net of purchases, totaling $587.1 million, offset by repayment of FHLB advances of $700.0 million.
The increase in loans held-for-investment of $108.1 million was driven by growth in the loan portfolio, primarily from increases in CRE loans of $340.7 million and consumer loans of $90.7 million, offset by decreases of C&I loans of $184.8 million and residential loans of $138.5 million.
The increase in held-to-maturity investment security of $160.1 million was the result of a securitization of multifamily real estate loans entered into by the Company during the first quarter of 2016. The decrease in available-for-sale investment securities of $568.0 million was primarily due to the sale of U.S. Treasury securities in the amount of $558.2 million.
Total liabilities increased $664.4 million, or 2%, to $29.89 billion as of March 31, 2016, compared to $29.23 billion as of December 31, 2015. The increase in total liabilities funded our asset growth, primarily from increases in customer deposits of $1.12 billion from new and existing customers and repurchase agreements of $200.0 million, partially offset by a decrease in FHLB advances of $699.5 million. Total customer deposits increased to a record $28.60 billion as of March 31, 2016. The increase in customer deposits was largely due to an increase in noninterest-bearing demand deposits of $804.8 million and money market deposits of $705.5 million, resulting in record core deposits of $22.53 billion. The decrease in FHLB advances was primarily due to the repayment of a short-term FHLB advance of $700.0 million which matured during the three months ended March 31, 2016.

Investment Securities

Income from investment securities provides a significant portion of the Company’s total income, primarily from available-for-sale investment securities.

The Company’s available-for-sale investment securities are liquid in nature and available to meet funding needs that arise during the normal course of business. The Company aims to maintain an investment portfolio with an appropriate mix of fixed-rate and adjustable-rate securities with relatively short durations to minimize overall interest rate and liquidity risk. The Company’s available-for-sale investment securities portfolio consists of U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored enterprise debt securities, U.S. government sponsored enterprise and non-agency mortgage-backed securities, municipal securities, corporate debt securities and other securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income or loss, as a component of stockholders’ equity.

During the three months ended March 31, 2016, the Company securitized $201.7 million of multifamily real estate loans and retained a $160.1 million senior tranche of the securities. The resulting security is classified as a held-to-maturity investment, which is carried at amortized cost. The held-to-maturity security is a non-agency commercial mortgage-backed security maturing on April 25, 2046. Management intends to and has the ability to hold the security to maturity.

Total available-for-sale investment securities decreased $568.0 million or 15% to $3.21 billion as of March 31, 2016, compared with $3.77 billion as of December 31, 2015, primarily due to the decrease in U.S. Treasury securities. During the three months ended March 31, 2016, the Company sold $558.2 million of available-for-sale U.S. Treasury securities and realized a gain of $3.2 million.

As of March 31, 2016, the available-for-sale investment portfolio had net unrealized gains of $11.7 million compared to net unrealized losses of $10.6 million as of December 31, 2015. The changes in the net unrealized amount were primarily attributed to a decline in interest rates. As of March 31, 2016 and December 31, 2015, available-for-sale investment securities with fair values of $1.11 billion and $873.0 million, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, and for other purposes required or permitted by law.

Total repayments/maturities and proceeds from sales of available-for-sale investment securities amounted to $158.3 million and $652.8 million, respectively, for the three months ended March 31, 2016. In comparison, total repayments/maturities and proceeds were $138.4 million and $180.5 million, respectively, for the three months ended March 31, 2015. Proceeds from repayments, maturities, sales and redemptions during the three months ended March 31, 2016 and 2015 were applied towards additional available-for-sale investment securities purchases totaling $223.9 million and $517.5 million, respectively. The Company recorded net gains on sales of available-for-sale investment securities totaling $3.8 million and $4.4 million for the three months ended March 31, 2016 and 2015, respectively.

Securities in an unrealized loss position are analyzed periodically for other-than-temporary impairment (“OTTI”). No OTTI was recognized for the three months ended March 31, 2016 and 2015. For complete discussion and disclosure, please see Note 3 — Fair Value Measurement And Fair Value Of Financial Instruments and Note 5 — Investment Securities to the Consolidated Financial Statements.

The following table presents the weighted average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s investment securities as of March 31, 2016:

($ in thousands)	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale investment securities:
U.S. Treasury securities	$120,536	0.54%	$396,219	0.99%	$—	—%	$—	—%	$516,755	0.88%
U.S. government agency and U.S. government sponsored enterprise debt securities	639,531	0.99%	111,314	0.96%	38,090	2.26%	—	—%	788,935	1.04%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	42,930	1.25%	105,484	1.95%	178,573	2.05%	326,987	1.91%
Residential mortgage-backed securities	—	—%	1,924	2.55%	88,181	2.52%	844,994	1.73%	935,099	1.81%
Municipal securities (1)	4,719	2.70%	130,161	2.31%	19,610	2.49%	4,936	3.96%	159,426	2.40%
Non-agency residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	59,899	3.21%	59,899	3.21%
Corporate debt securities:
Investment grade	2,138	2.64%	35,847	2.22%	129,128	1.63%	198,792	2.01%	365,905	1.90%
Non-investment grade	7,924	1.21%	—	—%	—	—%	—	—%	7,924	1.21%
Other securities	44,308	2.41%	—	—%	—	—%	—	—%	44,308	2.41%
Total available-for-sale investment securities	$819,156		$718,395		$380,493		$1,287,194		$3,205,238

Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$—	—%	$—	—%	$—	—%	$160,135	2.62%	$160,135	2.62%

(1)	Yields on tax exempt securities are not presented on a tax-equivalent basis.

Total Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include CRE, C&I, residential and consumer.

CRE Loans. CRE loans include income producing real estate, construction and land loans. Interest rates on CRE loans may be fixed, variable, or hybrid. Although real estate loans are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those for commercial business loans. Approximately 73% of CRE loans are secured by real estate in California. Consequently, changes in the California economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

C&I Loans. C&I loans include commercial business and trade finance loans. Included in C&I loans are working capital, accounts receivable and inventory lines of credit, small business administration (“SBA”) loans, lease financing and financing to international trade companies with trade financial services and products, including letters of credit, revolving lines of credit, import loans, bankers’ acceptances, working capital lines of credit, domestic purchase financing and pre-export financing.

Most trade finance activities are related to trade with Asian countries. However, a majority of the Company’s loans are made to companies domiciled in the U.S. A substantial portion of these are companies based in California that engage in import and export businesses. Additionally, the Company offers export-import financing to various customers. The Company’s trade finance portfolio consists primarily of loans made to borrowers that import goods into the U.S. and export goods to China. Certain C&I loans may be guaranteed by the Export-Import Bank of the United States or direct obligations of the Export-Import Bank of China.
Residential Loans. Adjustable rate mortgage (“ARM”) residential loans consist of both single-family and multifamily loans. The Company offers first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Company offers ARM single-family loan programs with one-year, three-year or five-year initial fixed periods. In addition, the Company offers ARM multifamily residential loan programs with six-month or three-year initial fixed periods.

Consumer Loans. Consumer loans include home equity lines of credit (“HELOCs”), auto loans, and insurance premium financing loans. The Company’s ARM loans and HELOCs are secured by one-to-four unit residential properties located in its primary lending areas. The program is a low documentation program that requires low loan to value ratios, typically 50% or less. These loans have historically experienced low delinquency and default rates.

Net loans, including loans held for sale, increased $112.2 million to $23.52 billion as of March 31, 2016 from $23.41 billion as of December 31, 2015. The increase was largely attributable to increases of $340.7 million or 4% in CRE loans and $90.7 million or 5% in consumer loans; partially offset by decreases of $184.8 million or 2% in C&I loans and $138.5 million or 3% in residential loans.

During the three months ended March 31, 2016, the Company sold or securitized $256.2 million in originated loans, resulting in net gains on loans sold of $4.3 million. Originated loans sold or securitized during the three months ended March 31, 2016, were comprised mainly of $201.7 million of multifamily residential loans, $38.9 million of C&I loans and $14.2 million of CRE loans. During the three months ended March 31, 2016, the Company recorded $1.1 million in net gains and $641 thousand in mortgage servicing rights, and retained $160.1 million of the senior tranche of the resulting securities from the securitization of the $201.7 million of multifamily residential loans. For the three months ended March 31, 2015, the Company sold originated loans with carrying value of approximately $326.8 million, resulting in net gains of $8.6 million. Excluding the impact of the $256.2 million in originated loans sold and securitized, organic loan growth during the three months ended March 31, 2016 was $361.2 million or 6% annualized.

The Company purchases loans (including participation loans) and sells loans in the secondary market. For the three months ended March 31, 2016 the Company sold $53.9 million in purchased C&I loans and no gains or losses were recorded. In comparison, the Company sold $343.0 million of primarily C&I loans, resulting in net gains of $1.0 million for the three months ended March 31, 2015.

The following table presents the composition of the Company’s total loan portfolio by segment as of March 31, 2016 and December 31, 2015:

($ in thousands)	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
CRE:
Income producing	$7,816,442	33%	$7,478,474	32%
Construction	467,103	2%	438,671	2%
Land	167,933	1%	193,604	1%
Total CRE	8,451,478	36%	8,110,749	35%
C&I:
Commercial business	8,053,535	34%	8,213,897	35%
Trade finance	764,708	3%	789,110	3%
Total C&I	8,818,243	37%	9,003,007	38%
Residential:
Single-family	3,103,391	13%	3,066,919	13%
Multifamily	1,348,007	6%	1,522,995	6%
Total residential	4,451,398	19%	4,589,914	19%
Consumer	2,046,784	8%	1,956,091	8%
Total loans held-for-investment (1)	$23,767,903	100%	$23,659,761	100%
Unearned fees, premiums, and discounts, net	(13,539)		(16,013)
Allowance for loan losses	(260,238)		(264,959)
Loans held for sale	28,795		31,958
Total loans, net	$23,522,921		$23,410,747

(1)	Loans net of ASC 310-30 discount.

Loans held in the Company’s overseas offices include the branch in Hong Kong and the subsidiary bank in China. As of March 31, 2016 and December 31, 2015, loans held in the Hong Kong branch totaled $615.9 million and $694.6 million, respectively. As of March 31, 2016 and December 31, 2015, loans held in the subsidiary bank in China totaled $401.8 million and $356.5 million, respectively. In total, these loans represent approximately 3% of total consolidated assets as of both March 31, 2016 and December 31, 2015. These loans are included in the total loan portfolio table above.

The Company’s total loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as non-purchased credit impaired
(“non-PCI”) loans. Acquired loans for which there was, at the acquisition date, evidence of credit deterioration are referred to as PCI loans. PCI loans are recorded net of ASC 310-30 discount and totaled $866.8 million and $970.8 million as of March 31, 2016 and December 31, 2015, respectively. For additional details regarding PCI loans, please see Note 7 — Loans Receivable And Allowance For Credit Losses to the Consolidated Financial Statements.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans and OREO, net. Loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. The following table presents information regarding non-PCI nonperforming assets and performing troubled debt restructurings (“TDRs”) as of March 31, 2016 and December 31, 2015:

($ in thousands)	March 31, 2016	December 31, 2015
Nonaccrual loans	$162,626	$121,369
OREO, net	6,099	7,034
Total nonperforming assets	$168,725	$128,403
Performing TDRs	$67,608	$43,575
Non-PCI nonperforming assets to total assets	0.51%	0.40%
Non-PCI nonaccrual loans to total loans held-for-investment	0.68%	0.51%
Allowance for loan losses to non-PCI nonaccrual loans	160.02%	218.31%

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrower’s financial condition and loan repayment capabilities. Nonaccrual loans increased by $41.3 million or 34% to $162.6 million as of March 31, 2016 from $121.4 million as of December 31, 2015. The overall increase in nonaccrual loans during the three months ended March 31, 2016, was largely due to one fully secured CRE loan that became 90 days or more past due and the increase in loans that were placed into nonaccrual due to cash flow concerns. This increase was partially offset by payoffs and principal paydowns during the same period.

As of March 31, 2016, $95.5 million or 59% of the $162.6 million non-PCI nonaccrual loans consisted of loans which were less than 90 days past due. In comparison, approximately $69.2 million or 57% of the $121.4 million non-PCI nonaccrual loans consisted of loans which were less than 90 days past due as of December 31, 2015. For additional details regarding the Company’s non-PCI nonaccrual loans policy, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

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

The following table presents the accruing and nonaccruing TDRs by loan segments as of March 31, 2016 and December 31, 2015:

($ in thousands)	March 31, 2016		December 31, 2015
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
CRE	$19,039	$8,494	$11,470	$8,310
C&I	32,779	44,064	17,095	34,285
Residential	14,212	10,012	13,770	10,508
Consumer	1,578	—	1,240	—
Total	$67,608	$62,570	$43,575	$53,103

Performing TDR loans increased $24.0 million to $67.6 million as of March 31, 2016, primarily due to one CRE loan and one C&I loan becoming TDRs during the three months ended March 31, 2016. Nonperforming TDR loans increased $9.5 million to $62.6 million as of March 31, 2016 primarily due to two C&I TDRs.

Impaired loans exclude the homogeneous consumer loan portfolio which is evaluated collectively for impairment. The Company’s impaired loans predominantly include non-PCI loans held-for-investment on nonaccrual status and non-PCI loans modified as a TDR, on both accrual and nonaccrual status. Please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K for additional information regarding the Company’s TDR and impaired loan policies. As of March 31, 2016, the allowance for loan losses included $18.3 million for impaired loans with a total recorded balance of $94.5 million. As of December 31, 2015, the allowance for loan losses included $20.3 million for impaired loans with a total recorded balance of $85.8 million.

The following table presents the recorded investment balances for non-PCI impaired loans as of March 31, 2016 and December 31, 2015:

($ in thousands)	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
CRE:
Income producing	$71,286	32%	$40,067	24%
Construction	—	—%	14	—%
Land	6,801	3%	1,315	1%
Total CRE impaired loans	78,087	35%	41,396	25%
C&I:
Commercial business	93,117	41%	71,156	43%
Trade finance	12,401	5%	10,675	7%
Total C&I impaired loans	105,518	46%	81,831	50%
Residential:
Single-family	18,162	8%	15,012	9%
Multifamily	22,211	10%	23,727	15%
Total residential impaired loans	40,373	18%	38,739	24%
Consumer	1,628	1%	1,240	1%
Total gross impaired loans	$225,606	100%	$163,206	100%

Allowance for Credit Losses

Allowance for credit losses consists of allowance for loan losses and allowance for unfunded credit reserves. Unfunded credit reserves include reserves provided for unfunded lending commitments, unissued commercial letters of credit and standby letters of credit (“SBLCs”) and recourse obligations for loans sold. The allowance for credit losses is increased by the provision for credit losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities in the Consolidated Balance Sheets. Net adjustments to the allowance for unfunded credit reserves are included in the provision for credit losses.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent loss in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of March 31, 2016, future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions. For additional details on the Company’s allowance for credit losses, including the methodologies used, please see Note 7 — Loans Receivable And Allowance For Credit Losses to the Consolidated Financial Statements and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

The following table presents a summary of activities in the allowance for credit losses during the three months ended March 31, 2016 and 2015:

($ in thousands)	Three Months Ended March 31,
	2016	2015
Allowance for loan losses, beginning of period	$264,959	$261,679
Provision for loan losses	386	2,067
Gross charge-offs:
CRE	(56)	(1,002)
C&I	(5,860)	(6,589)
Residential	(137)	(746)
Consumer	(1)	(463)
Total gross charge-offs	(6,054)	(8,800)
Gross recoveries:
CRE	97	812
C&I	686	527
Residential	97	1,451
Consumer	67	2
Total gross recoveries	947	2,792
Net charge-offs	(5,107)	(6,008)
Allowance for loan losses, end of period	260,238	257,738

Allowance for unfunded credit reserves, beginning of period	20,360	12,712
Provision for unfunded credit reserves	1,054	2,920
Allowance for unfunded credit reserves, end of period	21,414	$15,632
Allowance for credit losses	$281,652	$273,370

Average loans held-for-investment	$23,787,363	$21,687,371
Loans held-for-investment	$23,767,903	$21,375,568
Annualized net charge-offs to average loans held-for-investment	0.09%	0.11%
Allowance for loan losses to loans held-for-investment	1.09%	1.21%

As of March 31, 2016, the allowance for loan losses amounted to $260.2 million or 1.09% of total loans held-for investment, compared to $265.0 million or 1.12% of total loans held-for-investment as of December 31, 2015 and compared to $257.7 million or 1.21% of total loans held-for investment as of March 31, 2015. Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The fluctuation in the provision for credit losses is highly dependent on the historical loss rates trend along with the net charge-offs experienced during the period. Provision for loan losses decreased by $1.7 million or 81% to $386 thousand for the three months ended March 31, 2016 from $2.1 million for the three months ended March 31, 2015, primarily due to an overall improvement in credit quality of the loan portfolio, partially offset by portfolio growth.

 The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans as of March 31, 2016 and December 31, 2015:

($ in thousands)	March 31, 2016		December 31, 2015
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
CRE	$82,852	36%	$81,538	35%
C&I	134,087	37%	134,606	38%
Residential	33,939	19%	39,295	19%
Consumer	9,360	8%	9,520	8%
Total	$260,238	100%	$264,959	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of March 31, 2016, the Company established an allowance of $328 thousand on $866.8 million of PCI loans. As of December 31, 2015, an allowance of $359 thousand was established on $970.8 million of PCI loans. The allowance balances for both periods were attributed mainly to the PCI CRE loans.

Deposits

The Company offers a wide variety of deposit account products to both consumer and commercial customers. The following table presents the balances for customer deposits as of the dates indicated:

	March 31, 2016	December 31, 2015	Change
($ in thousands)			Amount	Percent
Core deposits:
Noninterest-bearing demand	$9,461,568	$8,656,805	$804,763	9%
Interest-bearing checking	3,434,154	3,336,293	97,861	3%
Money market	7,638,444	6,932,962	705,482	10%
Savings deposits	1,997,365	1,933,026	64,339	3%
Total core deposits	22,531,531	20,859,086	1,672,445	8%
Time deposits	6,064,716	6,616,895	(552,179)	(8)%
Total deposits	$28,596,247	$27,475,981	$1,120,266	4%

As of March 31, 2016, total deposits grew to a record $28.60 billion, an increase of $1.12 billion or 4% from $27.48 billion as of December 31, 2015. Core deposits totaled $22.53 billion as of March 31, 2016, an increase of $1.67 billion or 8% from $20.86 billion as of December 31, 2015. Core deposits grew largely due to increases of $804.8 million or 9% in noninterest-bearing demand deposits, and $705.5 million or 10% in money market deposits accounts.

The increase in core deposits was offset by a decrease in time deposits of $552.2 million or 8% to $6.06 billion as of March 31, 2016 from $6.62 billion as of December 31, 2015, largely due to a decrease in public accounts greater than $100,000.

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term and long-term FHLB advances and repurchase agreements.

During the three months ended March 31, 2016, the Company’s subsidiary, East West Bank (China) Limited, entered into a short-term borrowing of $10.1 million with an interest rate of 2.82%. The short-term borrowing will mature on March 13, 2017. FHLB advances decreased by $699.5 million or 69% to $320.0 million as of March 31, 2016 from $1.02 billion as of December 31, 2015. The decrease was primarily due to the repayment of short-term FHLB advances of $700.0 million which matured in February 2016. As of March 31, 2016, FHLB advances had floating interest rates ranging from 0.68% to 1.01% with remaining maturities between 2.9 to 6.6 years.

Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. Please see Note 4 — Securities Purchased Under Resale Agreements And Sold Under Repurchase Agreements to the Consolidated Financial Statements for additional details. As of March 31, 2016, $250.0 million of gross repurchase agreements were eligible for netting against resale agreements, resulting in $200.0 million of repurchase agreements’ balances reported. In comparison, all $450.0 million of gross repurchase agreements were eligible for netting against resale agreements, resulting in no repurchase agreements reported as of December 31, 2015. Gross repurchase agreements outstanding as of March 31, 2016 had interest rates ranging from 2.84% to 2.89% and original terms between 10.0 years and 16.5 years. The remaining maturity terms of the repurchase agreements range between 6.6 and 7.4 years. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for these agreements were primarily comprised of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities.

Long-Term Debt

Long-term debt, consisting of junior subordinated debt and a term loan, decreased $5.0 million or 2% from $206.1 million as of December 31, 2015 to $201.1 million as of March 31, 2016.  The decrease was primarily due to the quarterly repayment of $5.0 million on the term loan.

The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and considers the value of the common stock issued by six wholly-owned subsidiaries that are statutory business trusts to the Company in conjunction with these transactions. The junior subordinated debt totaled $146.1 million as of both March 31, 2016 and December 31, 2015. The junior subordinated debt had a weighted average interest rate of 2.13% and 1.83% for the three months ended March 31, 2016 and 2015, respectively, and remaining maturity terms of 18.7 years to 21.5 years as of March 31, 2016. Beginning in 2016, trust preferred securities no longer qualify as Tier I capital and are limited to Tier II capital for regulatory purposes, based on Basel III Capital Rules. For further discussion, see Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2015 Form 10-K.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month London Interbank Offering Rate plus 150 basis points and the weighted average interest rate was 2.15% and 1.81% for the three months ended March 31, 2016 and 2015, respectively. The outstanding balance of the term loan was $55.0 million and $60.0 million as of March 31, 2016 and December 31, 2015, respectively.

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

The Company’s primary source of capital is retention of its operating earnings. Retained earnings increased $78.4 million or 4% to $1.95 billion as of March 31, 2016, compared to $1.87 billion as of December 31, 2015. The increase was primarily due to net income of $107.5 million, reduced by $29.1 million of common stock dividends. Total stockholders’ equity increased $93.8 million or 3% to $3.22 billion as of March 31, 2016, compared to $3.12 billion as of December 31, 2015. The increase was primarily due to the $78.4 million increase in retained earnings, as discussed earlier and $12.9 million increase in other comprehensive income primarily due to unrealized gains on available-for-sale securities, partially offset by the $3.1 million repurchase of 95,225 treasury shares related to shares withheld from employees’ vested restricted stock units for income tax withholdings.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines that are designed to reflect the degree of risk associated with a banking organization’s operations and transactions. The guidelines cover transactions that are reported on the balance sheet as well as those recorded as off-balance sheet items. In 2013, the Federal Reserve Board, FDIC, and Office of the Comptroller of the Currency issued the final Basel III Capital Rules establishing a new comprehensive capital framework for strengthening international capital standards as well as implementing certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Please see Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2015 Form 10-K for additional information. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain of their components).

The Basel III Capital Rules require that banking organizations maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. Beginning in 2016, the rules require banking organizations to maintain a capital conservation buffer of 2.5% above the capital minimums, phased-in over four years. When fully phased-in in 2019, the banking organizations will be required to maintain a CET1 capital ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a total capital ratio of at least 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s stockholders, customers and regulators that the Company and the Bank are financially sound. As of March 31, 2016 and December 31, 2015, both the Company and the Bank met all capital requirements under the Basel III Capital Rules on a fully phased-in basis, and were both considered “well capitalized.” The following tables present the Company’s and the Bank’s capital ratios as of March 31, 2016 and December 31, 2015 under Basel III capital rules, respectively, and those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

	Basel III Capital Rules
	March 31, 2016		December 31, 2015		Minimum Regulatory Requirements	Well Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirement
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital	10.7%	10.8%	10.5%	11.0%	4.5%	6.5%	7.0%
Tier 1 risk-based capital	10.7%	10.8%	10.7%	11.0%	6.0%	8.0%	8.5%
Total risk-based capital	12.4%	12.0%	12.2%	12.1%	8.0%	10.0%	10.5%
Tier 1 leverage capital	8.5%	8.7%	8.5%	8.8%	4.0%	5.0%	5.0%

The growth in the Company’s balance sheet contributed to the $308.7 million or 1% increase in risk weighted assets from $25.23 billion as of December 31, 2015 to $25.54 billion as of March 31, 2016. As of March 31, 2016, the Company’s CET1 capital, Tier 1 risk-based capital, total risk-based capital ratios and Tier 1 leverage capital ratios were 10.7%, 10.7%, 12.4% and 8.5%, respectively, well above the well-capitalized requirements of 6.5%, 8.0%, 10.0% and 5.0%, respectively.

Regulatory Matters

The Bank entered into a written agreement, dated November 9, 2015, with the Federal Reserve Bank of San Francisco (the “Written Agreement”), to correct less than satisfactory BSA and AML programs detailed in a joint examination by the Federal Reserve Bank of San Francisco (“FRB”) and the California Department of Business Oversight (“DBO”). The Bank also entered into a related Memorandum of Understanding (“MOU”) with the DBO. Please see Item 7. MD&A — Regulatory Matters, and Note 19 — Regulatory Requirements and Matters to the Consolidated Financial Statements of the Company’s 2015 Form 10-K for further details.

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

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. The following table presents the Company’s commitments, commercial letters of credit and SBLCs as of March 31, 2016:

($ in thousands)	Commitments Outstanding
Loan commitments	$3,859,835
Commercial letters of credit and SBLCs	$1,254,590

 A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 10 — Commitments And Contingencies to the Consolidated Financial Statements. In addition, the Company has contractual obligations for future payments on debts, borrowings and lease obligations as detailed in Item 7 — MD&A— Off-Balance Sheet Arrangements and Aggregate Contractual Obligations of the Company’s 2015 Form 10-K.

Asset Liability and Market Risk Management

Liquidity

Liquidity refers to the Company’s ability to meet its contractual and contingent financial obligations, on or off-balance sheet, as they become due. The Company’s primary liquidity management objective is to provide sufficient funding for its businesses throughout market cycles and be able to manage both expected and unexpected cash flows needs and requirements without adversely impacting the financial health of the Company. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets and accesses diverse funding sources including its stable core deposit base. The Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position. The ALCO regularly monitors the Company’s liquidity status and related management process, and provides regular reports to the Board of Directors (the “Board”).

The Company maintains liquidity in the form of cash and cash equivalents, short-term investments and available-for-sale investment securities. These assets totaled $5.78 billion and $5.43 billion as of March 31, 2016 and December 31, 2015, respectively, accounting for 17% of total assets for both periods. Traditional forms of funding such as deposits and borrowings augment these liquid assets. Total deposits amounted to $28.60 billion as of March 31, 2016, compared to $27.48 billion as of December 31, 2015, of which core deposits comprised 79% and 76% of total deposits as of March 31, 2016 and December 31, 2015, respectively. As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB of San Francisco and the Federal Reserve Bank, unsecured federal funds’ lines of credit with various correspondent banks for purchase of overnight funds, and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB of San Francisco and Federal Reserve Bank was $5.34 billion and $3.11 billion, respectively, as of March 31, 2016. The Bank’s unsecured federal funds’ lines of credit, subject to availability, were $683.0 million with correspondent banks. The Company believes that its liquidity sources are sufficient to meet all reasonable foreseeable short-term and intermediate-term needs.

During the three months ended March 31, 2016 and 2015, the Company experienced net cash inflows from operating activities of $183.6 million and $125.5 million, respectively. Though net income increased $7.5 million comparing the three months ended March 31, 2016 and 2015, net cash flow from operating activities increased $58.0 million. The difference between net income and net cash from operating activities was primarily due to a $31.5 million increase in accrued expenses and other liabilities and a $20.3 million increase in non-cash charges that contributed to a reduction in net income.

Net cash provided by investing activities totaled $330.5 million during the three months ended March 31, 2016 compared to net cash used in investing activities of $397.3 million during the three months ended March 31, 2015. The $727.8 million increase in net cash provided by investing activities during the three months ended March 31, 2016 compared to the same period last year, was primarily due to $785.7 million and $425.0 million increases in net cash inflows from available-for-sale investment securities and resale agreements, respectively, partially offset by a $477.3 million decrease in net cash inflows from loans held-for-investment.

During the three months ended March 31, 2016 and 2015, the Company experienced net cash inflows from financing activities of $389.8 million and $1.12 billion, respectively. The $728.2 million decrease in net cash inflow from financing activities for the three months ended March 31, 2016 compared to the same period last year, was primarily due to the $700.0 million repayment of short-term FHLB advances during the three months ended March 31, 2016.

As of March 31, 2016, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. The Bank paid total dividends of $100.0 million to East West during the three months ended March 31, 2016 and no dividend was paid for the three months ended March 31, 2015. Also, in April 2016, the Board declared a quarterly cash dividend of $0.20 per share for the Company’s common stock payable on May 16, 2016 to stockholders of record as of May 4, 2016.

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans, and is the primary market risk for the Company. Economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest the Company earns on interest-earning assets and pays on interest-bearing liabilities, and the level of the noninterest-bearing funding sources. In addition, changes in interest rate can influence the rate of principal prepayments on loans and speed of deposit withdrawals. Due to the pricing term mismatches and embedded options inherent in certain products, changes in market interest rates not only affect expected near-term earnings, but also the economic value of these interest-earning assets and interest-bearing liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company’s interest rate risk and no separate quantitative information concerning these risks is presented herein.

With oversight by the Company’s Board, the ALCO coordinates the overall management of the Company’s interest rate risk. The ALCO meets regularly and is responsible for reviewing the Company’s open market positions and establishing policies to monitor and limit exposure to market risk. Management of interest rate risk is carried out primarily through strategies involving the Company’s investment securities portfolio, loan portfolio, available funding channels and capital market activities. In addition, the Company’s policies permit the use of off-balance sheet derivative instruments to assist in managing interest rate risk.

The interest rate risk exposure is measured and monitored through various risk management tools which include a simulation model that performs interest rate sensitivity analysis under multiple scenarios. The model includes the Company’s loan, customer deposit, investment securities and borrowing portfolios, including the repurchase and resale agreements. The financial instruments from the Company’s domestic and foreign operations, forecasted noninterest income and noninterest expense items are also incorporated in the simulation. The interest rate scenarios simulated include an instantaneous parallel shift and non-parallel shift in the yield curve. In addition, the Company also performs various simulations using alternative interest rate scenarios. The alternative interest rate scenarios include yield curve flattening, yield curve steepening, and yield curve inverting. In order to apply the assumed interest rate environment, adjustments are made to reflect the shift in the U.S. Treasury and other appropriate yield curves. The Company incorporates both a static balance sheet and a forward growth balance sheet in order to perform these evaluations. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

The simulation model is based on the actual maturity and re-pricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. The modeled results are highly sensitive to the deposit decay assumptions used for deposits that do not have specific maturities. The Company uses historical regression analysis of the Company’s internal deposit data as a guide to set these deposit decay assumptions. In addition, the model is also highly sensitive to certain assumptions on the correlation of the change in interest rates paid on non-maturity deposits to changes in benchmark market interest rates, commonly referred to as deposit beta assumptions. These deposit beta assumptions are based on the Company’s historical experience. The model is also sensitive to the loan and investment prepayment assumption. This assumption, which relates to anticipated prepayments under different interest rate environments, is based on an independent model, as well as the Company’s historical prepayment experiences.

Existing investment securities, loans, customer deposits and borrowings are assumed to roll into new instruments at a similar spread relative to benchmark interest rates and internal pricing guidelines. The assumptions applied in the model are documented and supported for reasonableness. Changes to key model assumptions are reviewed by the ALCO. Due to the sensitivity of the model results to some of the assumptions noted above, the Company performs periodic testing to assess the impact of those assumptions as well as to make appropriate calibrations to the assumptions, when necessary. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change. The simulation results are highly dependent on these assumptions. To the extent actual behavior is different from the assumptions in the models, there could be a change in interest rate sensitivity.

The following table presents the Company’s net interest income and economic value of equity (“EVE”) sensitivity at March 31, 2016 and December 31, 2015 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions. Between March 31, 2016 and December 31, 2015, the Bank’s core deposits increased by $1.67 billion or 8% from $20.86 billion as of December 31, 2015. Since a significant portion of these deposit increases were short term in nature the Bank was only able to deploy these funds in short term interest-bearing cash deposits. Approximately $696.0 million of these deposits were identified as short term deposits that have since been withdrawn during April 2016. In an effort to provide a more accurate simulation of the volatility inherent in the Bank’s portfolio, the deposit balances were adjusted by $696.0 million with the offset to interest-bearing cash deposits. The result of the simulation is provided in the table below:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)		EVE Volatility (2)
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
+200	21.9%	18.5%	11.0%	9.8%
+100	11.4%	9.6%	6.0%	5.3%
-100	(4.2)%	(4.0)%	(4.2)%	(4.2)%
-200	(4.5)%	(4.6)%	(8.7)%	(6.9)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

Twelve-Month Net Interest Income Simulation

The Company’s estimated twelve-month net interest income sensitivity increased at March 31, 2016, compared to December 31, 2015, for both upward interest rate scenarios. In a simulated downward interest rate scenario, sensitivity remained relatively unchanged overall for both downward interest rate scenarios, mainly due to rates being at or near the floor rate in the current rate environment. The increase in sensitivity between March 31, 2016 and December 31, 2015 was primarily due to the increase in core deposits. Even after factoring in the deposit adjustment of $696.0 million, the Bank still experienced a material increase in these deposits. This increase of short term deposits during the quarter caused the portfolio to become more sensitive, since these deposits are either noninterest bearing demand deposits or have a low deposit beta.

Under most rising interest rate environments, the Company would expect some customers to move balances in demand deposits into higher interest-bearing deposits such as money market, savings, or time deposits. The models are particularly sensitive to the assumption about the rate of such migration. The following table presents the Company’s net interest income sensitivity as of March 31, 2016 for the +100 and +200 interest rate scenarios assuming a $1.00 billion, $2.00 billion and $3.00 billion demand deposit migration:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility
	$1.00 Billion Migration 12 Months	$2.00 Billion Migration 12 Months	$3.00 Billion Migration 12 Months
+200	19.0%	16.0%	13.0%
+100	9.5%	7.6%	5.7%

EVE at Risk

The Company’s EVE sensitivity increased as of March 31, 2016, compared to December 31, 2015, for both upward interest rate scenarios. In the simulated downward interest rate scenarios, sensitivity increased for the down 200 basis point interest rate scenario. Overall, sensitivity in the downward interest rate scenarios remained relatively flat at (4.2)% and (8.7)% of the base level as of March 31, 2016 in declining rate scenarios of 100 and 200 basis points, respectively. As of March 31, 2016 and December 31, 2015, the Company showed a slight increase in its sensitivity in a downward 200 basis points change in interest rates and its sensitivity was unchanged in a downward 100 basis points change. The change in sensitivity between March 31, 2016 and December 31, 2015 was primarily due to temporary changes in the balance sheet mix.

The Company’s net interest income and EVE profile as of March 31, 2016, as set forth in the net interest income and EVE tables above, reflects an asset sensitive net interest income position and an asset sensitive EVE position. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive loans that are funded in part by noninterest-bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, net interest income increases when interest rates increase and decreases when interest rates decrease. As of March 31, 2016, the federal funds target rate was at a range of 0.25% to 0.50% which was unchanged from the range as of December 31, 2015. Further declines in interest rates are not expected to significantly reduce earning asset yield or liability costs, nor have a meaningful impact on net interest income. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates or foreign currency exchange rates. However, the Company will, from time to time, enter into derivatives transactions in order to reduce its exposure to market risks, including interest rate risk and foreign currency risk. The Company believes these transactions, when properly structured and managed, may provide a hedge against inherent risk in assets or liabilities and against risk in specific transactions. Hedging transactions may be implemented using swaps, caps, floors, financial futures, forwards and options. Prior to entering into any hedging activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies.

As of March 31, 2016 and December 31, 2015, the Company had cancellable interest rate swaps with original terms between 20 and 25 years. The objective of these interest rate swap contracts, which were designated as fair value hedges, was to obtain low-cost floating rate funding on the Company’s brokered certificates of deposit. As of March 31, 2016 and December 31, 2015, the swap contracts called for the Company to receive a fixed interest rate and pay a variable interest rate. As of March 31, 2016 and December 31, 2015, the notional amounts of the Company’s brokered certificates of deposit interest rate swaps were $73.5 million and $112.9 million, respectively. The fair values were a $1.0 million liability and a $5.2 million liability as of March 31, 2016 and December 31, 2015, respectively. This decrease was primarily due to $39.4 million notional amounts of interest rate swaps on certificates of deposit called during the three months ended March 31, 2016.

The Company also offers various interest rate derivative products to clients. When derivative transactions are executed with clients, the derivative contracts are offset by paired trades with registered swap dealers. These contracts allow borrowers to lock in attractive intermediate and long term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to specific Company assets or liabilities in the Consolidated Balance Sheets or to forecasted transactions in a hedge relationship and, therefore, are economic hedges and hedge accounting does not apply.  The contracts are marked to market each reporting period with changes in fair value recorded as part of Noninterest income in the Consolidated Statements of Income. Fair values are determined from verifiable third-party sources that have considerable experience with derivative markets. The Company provides data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. As of March 31, 2016 and December 31, 2015, the Company had entered into derivative contracts with clients and offsetting derivative contracts with counterparties having a notional balance totaling $6.69 billion and $6.49 billion, respectively. Since these contracts are primarily back-to-back interest rate swaps, the Company’s net exposures as of March 31, 2016 and December 31, 2015 to interest rate derivative contracts were $821 thousand and $110 thousand liability, respectively.

The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of allowing its clients to hedge transactions in foreign currencies from fluctuations in foreign exchange rates and also to allow the Company to economically hedge against foreign exchange fluctuations in certain certificates of deposit and loans that it offers to its customers that are denominated in foreign currencies. These transactions are economic hedges and the Company does not apply hedge accounting. The Company’s policies also permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Act. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls. As of March 31, 2016 and December 31, 2015, the Company’s outstanding foreign exchange contracts that were not designated as hedging instruments, totaled $724.9 million and $653.0 million, respectively. The fair values of the foreign exchange contracts, included in Other assets and Accrued expenses and other liabilities in the Consolidated Balance Sheets, totaled $8.8 million and $6.2 million, respectively, as of March 31, 2016 and $10.3 million and $9.4 million, respectively, as of December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company had two foreign exchange contracts, which were designated as net investment hedges to mitigate the risk of adverse changes in the U.S. Dollar (“USD”) - Chinese Renminbi (“RMB”) exchange rate to hedge a portion of the Company’s net investment in its subsidiary, East West Bank (China) Limited. As of March 31, 2016 and December 31, 2015, the Company’s currency hedge had a notional value of 560.0 million RMB or 85.5 million USD equivalent and a 560.0 million RMB or 86.6 million USD equivalent, respectively. The fair value was a $430 thousand liability and $2.4 million asset of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the contracts have a weighted average strike price of 6.5535 RMB to USD and expire in September 2016.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K, Note 3 — Fair Value Measurement And Fair Value Of Financial Instruments and Note 6 — Derivatives to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our significant accounting policies (see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements and Item 7. MD&A — Critical Accounting Policies and Estimates of the Company’s 2015 Form 10-K) are fundamental to understanding our MD&A. A portion of the Company’s significant accounting polices require the use of estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results. In addition, certain accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. There are procedures and processes in place to facilitate the application of such judgments. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. The following is a list of the more judgmental and complex accounting estimates and principles:

•	fair value of financial instruments;

•	available-for-sale investment securities;

•	PCI loans;

•	allowance for credit losses;

•	goodwill impairment; and

•	income taxes.

Recently Issued Accounting Standards
For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting standards, please see Note 2 — Current Accounting Developments to the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, please see Item 1. Consolidated Financial Statements — Note 6 — Derivatives and Item 2. MD&A — Asset Liability and Market Risk Management in Part I of this report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2016, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2016, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see Litigation in Note 10 — Commitments and Contingencies in Part I of this report, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

The Company’s 2015 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading “Item 1A. Risk Factors.” There has been no material change to the Company’s risk factors as presented in the Company’s 2015 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended March 31, 2016.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2, furnished with this report:

Exhibit No.	Exhibit Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

Glossary of Acronyms

ALCO	Asset/Liability Committee
AML	Anti-money laundering
AOCI	Accumulated other comprehensive loss
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BSA	Bank Secrecy Act
C&I	Commercial and industrial
CET1	Common equity tier 1
CRA	Community Reinvestment Act
CRE	Commercial real estate
DBO	California Department of Business Oversight
EPS	Earnings per share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank of San Francisco
HELOCs	Home equity lines of credit
LOCOM	Lower of cost or market
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MOU	Memorandum of Understanding
Non-PCI	Non-purchased credit impaired
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
RMB	Chinese Renminbi
RPAs	Credit risk participation agreements
RSAs	Restricted stock awards
RSUs	Restricted stock units
SBLCs	Standby letters of credit
SEC	U.S. Securities and Exchange Commission
TDRs	Troubled debt restructurings
U.S. GAAP	United States Generally Accepted Accounting Principles
UCB	United Commercial Bank
USD	U.S. Dollar

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 6, 2016

EAST WEST BANCORP INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer