Form 10-Q
period 2016-06-30
EAST WEST BANCORP INC
filed 2016-08-05
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 144,103,150 shares as of July 31, 2016.

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q (“Form 10-Q”) contain or incorporate statements that East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “EWBC”) believes are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.
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

PART I — FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,592,796	$1,360,887
Short-term investments	229,979	299,916
Securities purchased under resale agreements (“resale agreements”)	1,850,000	1,600,000
Available-for-sale investment securities, at fair value	3,240,332	3,773,226
Held-to-maturity investment security, at cost (fair value of $158,279 in 2016)	159,208	—
Loans held for sale	51,290	31,958
Loans held-for-investment (net of allowance for loan losses of $266,768 in 2016 and $264,959 in 2015)	23,969,599	23,378,789
Investment in Federal Home Loan Bank (“FHLB”) stock, at cost	18,158	28,770
Investment in Federal Reserve Bank stock, at cost	55,216	54,932
Investments in qualified affordable housing partnerships, net	179,657	193,978
Premises and equipment (net of accumulated depreciation of $106,919 in 2016 and $100,060 in 2015)	163,423	166,993
Goodwill	469,433	469,433
Other assets	973,121	992,040
TOTAL	$32,952,212	$32,350,922
LIABILITIES
Customer deposits:
Noninterest-bearing	$9,487,180	$8,656,805
Interest-bearing	18,730,063	18,819,176
Total deposits	28,217,243	27,475,981
Short-term borrowings	29,499	—
FHLB advances	320,526	1,019,424
Securities sold under repurchase agreements (“repurchase agreements”)	200,000	—
Long-term debt	196,204	206,084
Accrued expenses and other liabilities	691,830	526,483
Total liabilities	29,655,302	29,227,972
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 164,535,706 and 164,246,517 shares issued in 2016 and 2015, respectively.	164	164
Additional paid-in capital	1,712,572	1,701,295
Retained earnings	2,025,142	1,872,594
Treasury stock at cost — 20,433,561 shares in 2016 and 20,337,284 shares in 2015.	(439,256)	(436,162)
Accumulated other comprehensive loss (“AOCI”), net of tax	(1,712)	(14,941)
Total stockholders’ equity	3,296,910	3,122,950
TOTAL	$32,952,212	$32,350,922

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data, shares in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$254,331	$234,049	$507,873	$475,615
Investment securities	12,852	9,484	24,045	19,668
Resale agreements	7,968	4,680	14,645	9,529
Investment in FHLB and Federal Reserve Bank stock	602	2,306	1,397	3,542
Due from banks and short-term investments	3,112	4,926	7,077	10,352
Total interest and dividend income	278,865	255,445	555,037	518,706
INTEREST EXPENSE
Customer deposits	20,362	18,195	39,659	35,158
Short-term borrowings	169	18	178	18
FHLB advances	1,292	1,049	2,792	2,082
Repurchase agreements	2,196	7,533	4,122	15,939
Long-term debt	1,262	1,158	2,498	2,300
Total interest expense	25,281	27,953	49,249	55,497
Net interest income before provision for credit losses	253,584	227,492	505,788	463,209
Provision for credit losses	6,053	3,494	7,493	8,481
Net interest income after provision for credit losses	247,531	223,998	498,295	454,728
NONINTEREST INCOME
Branch fees	10,353	9,791	20,575	19,175
Letters of credit fees and foreign exchange income	10,943	8,825	20,496	17,531
Ancillary loan fees	4,285	2,812	7,862	5,468
Wealth management fees	2,778	4,757	5,829	9,936
Derivative commission income	3,364	2,733	6,630	7,763
Changes in FDIC indemnification asset and receivable/payable	—	(6,668)	—	(15,090)
Net gains on sales of loans	2,882	5,280	4,809	14,831
Net gains on sales of available-for-sale investment securities	2,836	5,554	6,678	9,958
Other fees and operating income	6,823	7,509	11,898	15,147
Total noninterest income	44,264	40,593	84,777	84,719
NONINTEREST EXPENSE
Compensation and employee benefits	73,287	62,860	145,124	127,113
Occupancy and equipment expense	15,748	15,185	30,163	30,628
Amortization of tax credit and other investments	14,006	2,997	28,161	9,296
Amortization of premiums on deposits acquired	2,050	2,337	4,154	4,728
Deposit insurance premiums and regulatory assessments	5,473	3,341	10,891	8,997
Deposit related expenses	2,273	2,412	4,593	4,864
Other real estate owned (“OREO”) expense (income)	1,023	(5,081)	1,551	(6,107)
Legal expense	4,346	4,134	7,353	11,004
Data processing	3,295	2,377	5,983	4,994
Consulting expense	5,981	2,182	14,433	4,613
Repurchase agreements’ extinguishment costs	—	6,625	—	6,625
Other operating expense	21,397	20,801	43,079	41,445
Total noninterest expense	148,879	120,170	295,485	248,200
INCOME BEFORE INCOME TAXES	142,916	144,421	287,587	291,247
INCOME TAX EXPENSE	39,632	45,673	76,787	92,472
NET INCOME	$103,284	$98,748	$210,800	$198,775
EARNINGS PER SHARE (“EPS”)
BASIC	$0.72	$0.69	$1.46	$1.38
DILUTED	$0.71	$0.68	$1.45	$1.38
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	144,101	143,846	144,029	143,751
DILUTED	145,078	144,480	144,973	144,408
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.40	$0.40

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$103,284	$98,748	$210,800	$198,775
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale investment securities	4,984	(8,125)	17,900	1,193
Foreign currency translation adjustments	(4,638)	—	(4,671)	—
Other comprehensive income (loss)	346	(8,125)	13,229	1,193
COMPREHENSIVE INCOME	$103,630	$90,623	$224,029	$199,968

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, net of tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2015	143,582,229	$1,677,931	$1,604,141	$(430,198)	$4,237	$2,856,111
Net income	—	—	198,775	—	—	198,775
Other comprehensive income	—	—	—	—	1,193	1,193
Stock compensation costs	—	7,652	—	—	—	7,652
Tax benefit from stock compensation plans, net	—	3,196	—	—	—	3,196
Net activity of common stock pursuant to various stock compensation plans and agreements	266,807	1,769	—	(5,787)	—	(4,018)
Common stock dividends	—	—	(57,961)	—	—	(57,961)
BALANCE, JUNE 30, 2015	143,849,036	$1,690,548	$1,744,955	$(435,985)	$5,430	$3,004,948
BALANCE, JANUARY 1, 2016	143,909,233	$1,701,459	$1,872,594	$(436,162)	$(14,941)	$3,122,950
Net income	—	—	210,800	—	—	210,800
Other comprehensive income	—	—	—	—	13,229	13,229
Stock compensation costs	—	9,210	—	—	—	9,210
Tax benefit from stock compensation plans, net	—	1,005	—	—	—	1,005
Net activity of common stock pursuant to various stock compensation plans and agreements	192,912	1,062	—	(3,094)	—	(2,032)
Common stock dividends	—	—	(58,252)	—	—	(58,252)
BALANCE, JUNE 30, 2016	144,102,145	$1,712,736	$2,025,142	$(439,256)	$(1,712)	$3,296,910

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$210,800	$198,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,192	30,801
(Accretion) of discount and amortization of premiums, net	(29,960)	(29,504)
Changes in FDIC indemnification asset and receivable/payable	—	15,090
Stock compensation costs	9,210	7,652
Deferred tax expenses	4,357	10,056
Tax benefit from stock compensation plans, net	(1,005)	(3,196)
Provision for credit losses	7,493	8,481
Net gains on sales of loans	(4,809)	(14,831)
Net gains on sales of available-for-sale investment securities	(6,678)	(9,958)
Net gains on sales of OREO and premises and equipment	(2,435)	(9,041)
Originations and purchases of loans held for sale	(3,364)	(442)
Proceeds from sales and paydowns/payoffs in loans held for sale	4,794	1,863
Repurchase agreements’ extinguishment costs	—	6,625
Net payments to FDIC shared-loss agreements	—	(1,331)
Net change in accrued interest receivable and other assets	(4,582)	76,621
Net change in accrued expenses and other liabilities	32,317	3,145
Other net operating activities	(27)	(1,346)
Total adjustments	60,503	90,685
Net cash provided by operating activities	271,303	289,460
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans receivable	(113,126)	(993,413)
Short-term investments	65,113	63,876
Investments in qualified affordable housing partnerships, tax credit and other investments	(44,672)	(31,977)
Purchases of:
Resale agreements	(1,100,000)	(1,345,000)
Available-for-sale investment securities	(693,406)	(1,221,706)
Loans receivable (including loan participations)	(933,820)	(365,552)
Premises and equipment	(6,485)	(2,662)
Proceeds from sales of:
Available-for-sale investment securities	864,743	473,062
Loans receivable (including loan participations)	398,010	1,020,236
Premises and equipment	7,276	4,345
Paydowns and maturities of resale agreements	1,050,000	1,175,000
Repayments, maturities and redemptions of available-for-sale investment securities	443,641	396,809
Redemption of FHLB stock	10,614	13,084
Other net investing activities	2,431	15,269
Net cash used in investing activities	(49,681)	(798,629)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in:
Deposits	752,849	1,519,447
Short-term borrowings	30,064	3,271
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	1,062	1,769
Payments for:
Repayment of FHLB advances	(700,000)	—
Repayment of long-term debt	(10,000)	(10,000)
Extinguishment of repurchase agreements	—	(106,625)
Repurchase of vested shares due to employee tax liability	(3,094)	(5,787)
Cash dividends	(58,152)	(58,073)
Tax benefit from stock compensation plans, net	1,005	3,196
Net cash provided by financing activities	13,734	1,347,198
Effect of exchange rate changes on cash and cash equivalents	(3,447)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	231,909	838,029
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,360,887	1,039,885
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,592,796	$1,877,914

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$50,044	$55,036
Income tax payments	$6,359	$19,174
Noncash investing and financing activities:
Loans transferred to loans held for sale, net	$575,804	$1,156,180
Transfers to OREO	$731	$4,629
Loans to facilitate sale of OREO	$—	$1,750
Held-to-maturity investment security retained from securitization of loans	$160,135	$—
Dividends payable	$100	$112
Unsettled purchases of available-for-sale investment securities	$57,711	$—
Unsettled purchases of loans receivable	$106,114	$—

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West and its subsidiaries, East West Bank and subsidiaries (referred to herein as “East West Bank” or the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and balances have been eliminated in consolidation. As of June 30, 2016, East West has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, the Trusts are not consolidated into the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate.  ASU 2014-09 clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company’s preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements. However, there are many aspects of the new accounting guidance that are still being interpreted and the FASB has recently issued updates to certain aspects of guidance. The results of our materiality analysis may change based on the conclusion reached as to the application of the new guidance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost and changes the presentation of financial assets and financial liabilities on the Consolidated Balance Sheet or in the footnotes. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in the fair value of a liability resulting from credit risk to be presented in other comprehensive income. The Company has not elected to measure any of its liabilities at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted except for certain specific changes under the fair value option guidance. To adopt the amendments, the Company is required to make a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the fiscal year in which the guidance is effective. However, the amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the adoption date. The Company is currently evaluating the impact on its Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments that requires an entity to use a four step decision model when assessing contingent call (put) options that can accelerate the payment of principal on debt instruments to determine whether they are clearly and closely related to their debt hosts. ASU 2016-06 will be effective for interim and annual reporting periods beginning after December 15, 2016 and must be implemented using a modified retrospective basis. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to introduce a new approach based on expected losses to estimate credit losses on certain types of financial instruments, which modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new “expected credit loss” impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loans and lease losses and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Earlier adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact on its Consolidated Financial Statements.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of June 30, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$488,560	$488,560	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	703,929	—	703,929	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	308,364	—	308,364	—
Residential mortgage-backed securities	1,058,901	—	1,058,901	—
Municipal securities	153,903	—	153,903	—
Non-agency residential mortgage-backed securities:
Investment grade	55,975	—	55,975	—
Corporate debt securities:
Investment grade	416,864	—	416,864	—
Non-investment grade	8,408	—	8,408	—
Other securities	45,428	36,496	8,932	—
Total available-for-sale investment securities	$3,240,332	$525,056	$2,715,276	$—

Derivative assets:
Foreign currency forward contracts	$1,732	$—	$1,732	$—
Interest rate swaps and options	$157,035	$—	$157,035	$—
Foreign exchange contracts	$10,078	$—	$10,078	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(810)	$—	$(810)	$—
Interest rate swaps and options	$(159,776)	$—	$(159,776)	$—
Foreign exchange contracts	$(8,634)	$—	$(8,634)	$—
Credit risk participation agreements (“RPAs”)	$(12)	$—	$(12)	$—

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2015
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$998,515	$998,515	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	768,849	—	768,849	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	351,662	—	351,662	—
Residential mortgage-backed securities	997,396	—	997,396	—
Municipal securities	175,649	—	175,649	—
Non-agency residential mortgage-backed securities:
Investment grade	62,393	—	62,393	—
Corporate debt securities:
Investment grade	364,713	—	364,713	—
Non-investment grade	9,642	—	9,642	—
Other securities	44,407	35,635	8,772	—
Total available-for-sale investment securities	$3,773,226	$1,034,150	$2,739,076	$—

Derivative assets:
Foreign currency forward contracts	$2,365	$—	$2,365	$—
Interest rate swaps and options	$67,215	$—	$67,215	$—
Foreign exchange contracts	$10,254	$—	$10,254	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(5,213)	$—	$(5,213)	$—
Interest rate swaps and options	$(67,325)	$—	$(67,325)	$—
Foreign exchange contracts	$(9,350)	$—	$(9,350)	$—
RPAs	$(4)	$—	$(4)	$—

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There were no assets or liabilities measured using significant unobservable inputs (Level 3) on a recurring basis for the three and six months ended June 30, 2016. The following table presents a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015		2015
	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities
Beginning balance	$—	$(3,412)	$6,528	$(3,392)
Total gains (losses) for the period:
Included in earnings (1)	—	—	960	(20)
Included in other comprehensive income (2)	—	—	922	—
Sales and settlements:
Sales	—	—	(7,219)	—
Settlements	—	3,412	(98)	3,412
Transfers in and/or out of Level 3	—	—	(1,093)	—
Ending balance	$—	$—	$—	$—
Change in unrealized losses included in earnings relating to assets and liabilities held for the period	$—	$—	$—	$—

(1)
Net gains or losses (realized and unrealized) of corporate debt securities and embedded derivative liabilities are included in Net gains on sales of available-for-sale investment securities and Other operating expense, respectively, on the Consolidated Statements of Income.

(2)	Unrealized gains or losses on available-for-sale investment securities are reported in Other comprehensive income, net of tax, on the Consolidated Statements of Comprehensive Income.

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers of assets measured on a recurring basis in and out of Level 1, Level 2, or Level 3 for the three and six months ended June 30, 2016, and three months ended June 30, 2015. During the six months ended June 30, 2015, the Company transferred $1.1 million of pooled trust preferred securities measured on a recurring basis out of Level 3 into Level 2 due to increased market liquidity and price observability.

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

The following tables present the carrying amounts of all assets that were still held as of June 30, 2016 and December 31, 2015 for which a nonrecurring fair value measurement was recorded:

	Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial real estate (“CRE”)	$21,443	$—	$—	$21,443
Commercial and industrial (“C&I”)	50,362	—	—	50,362
Residential	15,957	—	—	15,957
Consumer	1,531	—	—	1,531
Total non-PCI impaired loans	$89,293	$—	$—	$89,293
OREO	$3,647	$—	$—	$3,647
Loans held for sale	$27,895	$—	$27,895	$—

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2015
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
CRE	$17,252	$—	$—	$17,252
C&I	35,558	—	—	35,558
Residential	16,472	—	—	16,472
Consumer	1,180	—	—	1,180
Total non-PCI impaired loans	$70,462	$—	$—	$70,462
OREO	$4,929	$—	$—	$4,929
Loans held for sale	$29,238	$—	$29,238	$—

The following table presents fair value adjustments of certain assets measured on a nonrecurring basis recognized during the three and six months ended and still held as of June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Non-PCI impaired loans:
CRE	$(261)	$(445)	$1,908	$(905)
C&I	(4,693)	(6,454)	(9,149)	(9,303)
Residential	(4)	(216)	27	(341)
Consumer	(2)	(1)	14	(1)
Total non-PCI impaired loans	$(4,960)	$(7,116)	$(7,200)	$(10,550)
OREO	$(1,073)	$(200)	$(1,529)	$(258)
Loans held for sale	$—	$(517)	$(2,351)	$(517)

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of June 30, 2016 and December 31, 2015:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
June 30, 2016
Non-PCI impaired loans	$48,169	Discounted cash flow	Discount rate	0% — 84%	20%
	$41,124	Market comparables	Discount rate (1)	0% — 100%	18%
OREO	$3,647	Appraisal	Selling cost	8%	8%
December 31, 2015
Non-PCI impaired loans	$27,522	Discounted cash flow	Discount rate	0% — 87%	30%
	$42,940	Market comparables	Discount rate (1)	0% — 100%	17%
OREO	$4,929	Appraisal	Selling cost	8%	8%

(1)	Discount rate is adjusted for factors such as liquidation cost of collateral and selling cost.

The following tables present the carrying and fair values per the fair value hierarchy of certain financial instruments, excluding those measured at fair value on a recurring basis, as of June 30, 2016 and December 31, 2015:

($ in thousands)	June 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,592,796	$1,592,796	$—	$—	$1,592,796
Short-term investments	$229,979	$—	$229,979	$—	$229,979
Resale agreements (1)	$1,850,000	$—	$1,850,427	$—	$1,850,427
Held-to-maturity investment security	$159,208	$—	$—	$158,279	$158,279
Loans held for sale	$51,290	$—	$51,290	$—	$51,290
Loans receivable, net	$23,969,599	$—	$—	$23,928,765	$23,928,765
Investment in FHLB stock	$18,158	$—	$18,158	$—	$18,158
Investment in Federal Reserve Bank stock	$55,216	$—	$55,216	$—	$55,216
Accrued interest receivable	$86,503	$—	$86,503	$—	$86,503
Financial liabilities:
Customer deposit accounts:
Demand, savings and money market deposits	$22,484,884	$—	$22,484,884	$—	$22,484,884
Time deposits	$5,732,359	$—	$5,736,110	$—	$5,736,110
Short-term borrowings	$29,499	$—	$29,499	$—	$29,499
FHLB advances	$320,526	$—	$332,595	$—	$332,595
Repurchase agreements (1)	$200,000	$—	$268,353	$—	$268,353
Accrued interest payable	$8,053	$—	$8,053	$—	$8,053
Long-term debt	$196,204	$—	$196,826	$—	$196,826

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. As of June 30, 2016, $250.0 million out of $450.0 million of repurchase agreements was eligible for netting against resale agreements.

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

Held-to-Maturity Investment Security — The fair value of a held-to-maturity investment security is determined by the discount cash flow approach. The discount rate is derived from conditional prepayment rate, constant default rate, loss severity and discount margin. Due to the significant unobservable inputs, the held-to-maturity investment security is classified as Level 3.

Available-for-Sale Investment Securities — When available, the Company uses quoted market prices to determine the fair value of available-for-sale investment securities; such items are classified as Level 1.  Level 1 available-for-sale investment securities mainly include U.S. Treasury securities.  The fair values of other available-for-sale investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities or by the average quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  The available-for-sale investment securities valued using such methods are classified as Level 2.

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

Interest Rate Swaps and Options — The Company enters into interest rate swap and option contracts with institutional counterparties to hedge against interest rate swap and option products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or option contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves.  The fair value of interest rate options is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps).  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, model-derived credit spreads. As of June 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts’ positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative valuations in Level 2 of the fair value hierarchy due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future.  These contracts economically hedge against foreign exchange rate fluctuations. The Company also enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company assumes minimal foreign exchange rate risk because the contracts with the customer and the institutional party mirror each other. The fair value is determined at each reporting period based on changes in the foreign exchange rate. These are over the counter contracts where quoted market prices are not readily available.  Valuation is measured using conventional valuation methodologies with observable market data.  Valuation depends on the type of derivative and the nature of the underlying rate and contractual terms including period of maturity, price and index upon which the derivative’s value is based. Key inputs include foreign exchange rates (spot and/or forward rates), volatility of currencies, and the correlation of such inputs. The counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign contracts is classified as Level 2.

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

Resale Agreements

Resale agreements are recorded at the balances at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $2.10 billion and $2.05 billion, respectively, as of June 30, 2016 and December 31, 2015. The weighted average interest rates were 1.73% and 1.61%, respectively, as of June 30, 2016 and December 31, 2015.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for these agreements are primarily comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed and debt securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $450.0 million as of both June 30, 2016 and December 31, 2015, respectively. The weighted average interest rates were 2.90% and 2.60%, respectively, as of June 30, 2016 and December 31, 2015.

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

The following tables present resale and repurchase agreements included on the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015:

($ in thousands)	As of June 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments	Collateral Received		Net Amount
Resale agreements	$2,100,000	$(250,000)	$1,850,000	$—	$(1,849,189)	(1)	$811

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments	Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(250,000)	$200,000	$—	$(200,000)	(2)	$—

($ in thousands)	As of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments	Collateral Received		Net Amount
Resale agreements	$2,050,000	$(450,000)	$1,600,000	$—	$(1,593,503)	(1)	$6,497

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments	Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(450,000)	$—	$—	$—	(2)	$—

(1)	Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

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

NOTE 5 — INVESTMENT SECURITIES

The following table presents the amortized cost, gross unrealized gains and losses and fair value by major categories of available-for-sale investment securities, which are carried at fair value, and a held-to-maturity investment security, which is carried at amortized cost:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2016
Available-for-sale investment securities:
U.S. Treasury securities	$485,137	$3,423	$—	$488,560
U.S. government agency and U.S. government sponsored enterprise debt securities	701,085	3,035	(191)	703,929
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	305,724	3,443	(803)	308,364
Residential mortgage-backed securities	1,050,583	10,041	(1,723)	1,058,901
Municipal securities	149,711	4,246	(54)	153,903
Non-agency residential mortgage-backed securities:
Investment grade (1)	54,728	1,276	(29)	55,975
Corporate debt securities:
Investment grade (1)	418,104	475	(1,715)	416,864
Non-investment grade (1)	10,191	—	(1,783)	8,408
Other securities	44,785	706	(63)	45,428
Total available-for-sale investment securities	3,220,048	26,645	(6,361)	3,240,332

Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	159,208	—	(929)	158,279
Total investment securities	$3,379,256	$26,645	$(7,290)	$3,398,611

As of December 31, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$1,002,874	$33	$(4,392)	$998,515
U.S. government agency and U.S. government sponsored enterprise debt securities	771,288	555	(2,994)	768,849
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	354,418	268	(3,024)	351,662
Residential mortgage-backed securities	996,255	7,542	(6,401)	997,396
Municipal securities	173,785	2,657	(793)	175,649
Non-agency residential mortgage-backed securities:
Investment grade (1)	62,133	433	(173)	62,393
Corporate debt securities:
Investment grade (1)	366,921	132	(2,340)	364,713
Non-investment grade (1)	11,491	—	(1,849)	9,642
Other securities	44,664	124	(381)	44,407
Total available-for-sale investment securities	$3,783,829	$11,744	$(22,347)	$3,773,226

(1)
Available-for-sale investment securities rated BBB- or higher by S&P or Baa3 or higher by Moody’s are considered investment grade.  Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade. Classifications are based on the lower of the credit ratings by S&P or Moody’s.

Unrealized Losses

The following table presents the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2016
Available-for-sale investment securities:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	85,210	(191)	—	—	85,210	(191)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	50,477	(476)	24,377	(327)	74,854	(803)
Residential mortgage-backed securities	295,399	(1,097)	26,327	(626)	321,726	(1,723)
Municipal securities	4,398	(50)	2,896	(4)	7,294	(54)
Non-agency residential mortgage-backed securities:
Investment grade	7,470	(29)	—	—	7,470	(29)
Corporate debt securities:
Investment grade	149,452	(533)	91,236	(1,182)	240,688	(1,715)
Non-investment grade	—	—	8,408	(1,783)	8,408	(1,783)
Other securities	4,500	(1)	8,938	(62)	13,438	(63)
Total available-for-sale investment securities	$596,906	$(2,377)	$162,182	$(3,984)	$759,088	$(6,361)
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	158,279	$(929)	—	—	158,279	(929)
Total investment securities	$755,185	$(3,306)	$162,182	$(3,984)	$917,367	$(7,290)

As of December 31, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$907,400	$(4,250)	$20,282	$(142)	$927,682	$(4,392)
U.S. government agency and U.S. government sponsored enterprise debt securities	541,385	(2,994)	—	—	541,385	(2,994)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	252,340	(2,562)	20,793	(462)	273,133	(3,024)
Residential mortgage-backed securities	535,842	(4,530)	58,315	(1,871)	594,157	(6,401)
Municipal securities	48,495	(437)	14,739	(356)	63,234	(793)
Non-agency residential mortgage-backed securities:
Investment grade	5,123	(1)	6,242	(172)	11,365	(173)
Corporate debt securities:
Investment grade	218,944	(1,189)	89,989	(1,151)	308,933	(2,340)
Non-investment grade	—	—	9,642	(1,849)	9,642	(1,849)
Other securities	17,990	(112)	8,731	(269)	26,721	(381)
Total available-for-sale investment securities	$2,527,519	$(16,075)	$228,733	$(6,272)	$2,756,252	$(22,347)

For each reporting period, the Company examines all individual securities that are in an unrealized loss position for OTTI.  For discussion of the factors and criteria the Company uses in analyzing securities for OTTI, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

The unrealized losses were primarily attributed to the widened liquidity spread and credit spread in addition to yield curve movement. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company believes the gross unrealized losses detailed in the previous tables are temporary and are not due to reasons of credit quality. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, no impairment loss has been recorded in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015.

During the first quarter of 2016, the Company obtained a non-agency mortgage-backed investment security, through a securitization of multifamily real estate loans, which was classified as held-to-maturity and is measured at amortized cost. The Company has the intent and ability to hold the security to maturity. For detailed discussion, please refer to Note 7 — Loans Receivable And Allowance For Credit Losses to the Consolidated Financial Statements.

OTTI

The following table presents a rollforward of the amounts related to the OTTI credit losses recognized in earnings for the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$—	$106,688	$—	$112,338
Addition of OTTI previously not recognized	—	—	—	—
Additional increase to the amount related to the credit loss for which an OTTI was previously recognized	—	—	—	—
Reduction for securities sold	—	—	—	(5,650)
Ending balance	$—	$106,688	$—	$106,688

No OTTI credit losses were recognized for the three and six months ended June 30, 2016 and 2015. There were no sales of any investment securities with previously recognized OTTI credit losses for the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2015, the Company realized a gain of $960 thousand from the sale of a non-investment grade corporate debt security with previously recognized OTTI credit losses of $5.7 million. There were no sale transactions of any investment securities with previously recognized OTTI credit losses for the six months ended June 30, 2016.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and losses related to the sales of available-for-sale investment securities for the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$211,990	$292,561	$864,743	$473,062
Gross realized gains	$2,836	$5,554	$6,803	$9,958
Gross realized losses	$—	$—	$125	$—
Related tax expense	$1,192	$2,333	$2,808	$4,182

There were no sales of held-to-maturity investment securities for the three and six months ended June 30, 2016 and 2015.

Scheduled Maturities of Investment Securities

The following table presents the scheduled maturities of available-for-sale investment securities as of June 30, 2016:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$854,642	$854,787
Due after one year through five years	625,607	633,105
Due after five years through ten years	350,091	352,152
Due after ten years	1,389,708	1,400,288
Total available-for-sale investment securities	$3,220,048	$3,240,332

The following table presents the scheduled maturity of the held-to-maturity investment security as of June 30, 2016:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due after ten years	$159,208	$158,279

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Available-for-sale investment securities with fair values of $1.06 billion and $873.0 million as of June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, and for other purposes required or permitted by law.

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

The following table presents the total notional and fair values of the Company’s derivatives as of June 30, 2016 and December 31, 2015:

($ in thousands)	June 30, 2016			December 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit	$48,365	$—	$810	$112,913	$—	$5,213
Foreign currency forward contracts	85,451	1,732	—	86,590	2,365	—
Total derivatives designated as hedging instruments	$133,816	$1,732	$810	$199,503	$2,365	$5,213
Derivatives not designated as hedging instruments:
Interest rate swaps and options	$7,069,886	$157,035	$159,776	$6,494,900	$67,215	$67,325
Foreign exchange contracts	782,104	10,078	8,634	652,993	10,254	9,350
RPAs	47,354	—	12	43,033	—	4
Total derivatives not designated as hedging instruments	$7,899,344	$167,113	$168,422	$7,190,926	$77,469	$76,679

(1)
Derivative assets are included in Other assets on the Consolidated Balance Sheets. Derivative liabilities are included in Accrued expenses and other liabilities and Interest-bearing deposits on the Consolidated Balance Sheets.

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

The total notional amounts of the interest rate swaps on certificates of deposit were $48.4 million and $112.9 million, as of June 30, 2016 and December 31, 2015, respectively. The fair value liabilities of the interest rate swaps were $810 thousand and $5.2 million as of June 30, 2016 and December 31, 2015, respectively. This decrease was primarily due to $24.3 million and $63.7 million notional amounts of interest rate swaps on certificates of deposit that were called during the three and six months ended June 30, 2016, respectively.

The following table presents the net gains (losses) recognized on the Consolidated Statements of Income related to derivatives designated as fair value hedges for the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$142	$(2,291)	$4,371	$757
Recognized on certificates of deposit	(7)	2,294	(3,362)	(401)
Net amount recognized on fair value hedges (ineffective portion)	$135	$3	$1,009	$356

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

As of June 30, 2016, the notional amounts and fair values of the foreign currency forward contracts were $85.5 million and a $1.7 million asset, respectively. The following table presents the losses recorded in the Foreign currency translation account within AOCI related to the effective portion of the net investment hedges and ineffectiveness recorded on the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gains recognized in AOCI on net investment hedges (effective portion)	$1,712	$—	$227	$—
Gains (losses) recognized in Foreign exchange income (ineffective portion)	$449	$—	$(431)	$—

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps and Options — The Company enters into interest rate derivatives including interest rate swaps and options with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties.  As of June 30, 2016, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers totaled $3.53 billion for derivatives that were in an asset valuation position and $3.53 billion for derivatives that were in a liability valuation position. As of December 31, 2015, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers totaled $3.25 billion for derivatives that were in an asset valuation position and $3.25 billion for derivatives that were in a liability valuation position. The fair values of interest rate swap and option contracts, including with institutional counterparties and the Company’s customers amounted to a $157.0 million asset and a $159.8 million liability as of June 30, 2016. The fair values of interest rate swap and option contracts, including with institutional counterparties and the Company’s customers amounted to a $67.2 million asset and a $67.3 million liability as of December 31, 2015.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. A majority of these contracts have original maturities of one year or less. As of June 30, 2016 and December 31, 2015, the notional amounts of short-term foreign exchange contracts were $782.1 million and $653.0 million, respectively.  The fair values of the short-term foreign exchange contracts recorded were a $10.1 million asset and an $8.6 million liability as of June 30, 2016. The fair values of short-term foreign exchange contracts recorded were a $10.3 million asset and a $9.4 million liability as of December 31, 2015.

RPAs — The Company has entered into RPAs under which the Company assumed its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The Company may or may not be a party to the interest rate derivative contract and enters into such RPAs in instances where the Company is a party to the related loan participation agreement with the borrower. The Company will make/receive payments under the RPAs if the borrower defaults on its obligation to perform under the interest rate derivative contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. As of June 30, 2016, the notional amount and the fair values of RPAs purchased were approximately $33.4 million and a $12 thousand liability, respectively. As of June 30, 2016, the notional amount of the RPAs sold was approximately $14.0 million and the fair value of the derivative asset was insignificant. As of December 31, 2015, the notional amount and the fair values of RPAs purchased were approximately $33.7 million and a $4 thousand liability, respectively. As of December 31, 2015, the notional amount of the RPA sold was approximately $9.3 million and the fair value of the derivative asset was insignificant. Assuming all underlying borrowers referenced in the interest rate derivative contracts defaulted as of June 30, 2016 and December 31, 2015, the exposures from the RPAs purchased would be $610 thousand and $257 thousand, respectively.  As of June 30, 2016 and December 31, 2015, the weighted average remaining maturities of the outstanding RPAs were 2.6 years and 3.2 years, respectively.

Foreign Exchange Options — During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against foreign exchange fluctuations in certain certificates of deposit available to its customers. These certificates of deposit had a term of five years and paid interest based on the performance of the Chinese Renminbi relative to the USD. These instruments expired in the second quarter of 2015.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statements of Income related to derivatives not designated as hedging instruments for the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Location in Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaps and options	Other fees and operating income	$(1,920)	$1,215	$(2,634)	$621
Foreign exchange contracts	Foreign exchange income	3,069	908	8,277	2,216
RPA	Other fees and operating income	—	—	(8)	—
Foreign exchange options	Foreign exchange income	—	37	—	236
Embedded derivative liabilities	Other operating expense	—	5	—	(136)
Total net income		$1,149	$2,165	$5,635	$2,937

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to downgrades in the event that the credit rating of East West Bank falls below investment grade. In the event that East West Bank’s credit rating is downgraded to below investment grade, minimal additional collateral would be required to be posted as of June 30, 2016. No additional collateral would be required to be posted as of as of December 31, 2015, since the liabilities related to such contracts were already fully collateralized.

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

($ in thousands)	As of June 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$7,698	$—	$7,698	$(7,024)	(1)	$(553)	(2)	$121

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$166,395	$—	$166,395	$(7,024)	(1)	$(159,015)	(3)	$356

($ in thousands)	As of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$8,733	$—	$8,733	$(5,293)	(1)	$(3,068)	(2)	$372

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$78,779	$—	$78,779	$(5,293)	(1)	$(73,109)	(3)	$377

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents $553 thousand and $3.1 million of cash collateral received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements as of June 30, 2016 and December 31, 2015, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $52.0 million and $21.1 million of cash collateral posted as of June 30, 2016 and December 31, 2015, respectively.

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

NOTE 7 — LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The Company’s held-for-investment loan portfolio includes originated and purchased loans. Originated and purchased loans with no evidence of credit deterioration at their acquisition date are referred to collectively as non-PCI loans. Purchased credit impaired (“PCI”) loans are loans acquired with evidence of credit deterioration since their origination and it is probable at the acquisition date that the Company would be unable to collect all contractually required payments. PCI loans are accounted for under ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company has elected to account for PCI loans on a pool level basis in accordance with ASC 310-30 at the time of acquisition.

The following table presents the composition of the Company’s non-PCI and PCI loans as of June 30, 2016 and December 31, 2015:

($ in thousands)	June 30, 2016			December 31, 2015
	Non-PCI Loans	PCI Loans (1)	Total (1)	Non-PCI Loans	PCI Loans (1)	Total (1)
CRE:
Income producing	$7,364,321	$448,412	$7,812,733	$6,937,199	$541,275	$7,478,474
Construction	522,967	—	522,967	436,776	1,895	438,671
Land	138,342	2,640	140,982	187,409	6,195	193,604
Total CRE	8,025,630	451,052	8,476,682	7,561,384	549,365	8,110,749
C&I:
Commercial business	8,402,526	46,610	8,449,136	8,155,991	57,906	8,213,897
Trade finance	714,656	12	714,668	787,800	1,310	789,110
Total C&I	9,117,182	46,622	9,163,804	8,943,791	59,216	9,003,007
Residential:
Single-family	3,027,217	158,814	3,186,031	2,877,286	189,633	3,066,919
Multifamily	1,230,358	115,911	1,346,269	1,374,718	148,277	1,522,995
Total residential	4,257,575	274,725	4,532,300	4,252,004	337,910	4,589,914
Consumer	2,041,786	21,644	2,063,430	1,931,828	24,263	1,956,091
Total loans	$23,442,173	$794,043	$24,236,216	$22,689,007	$970,754	$23,659,761
Unearned fees, premiums, and discounts, net	151	—	151	(16,013)	—	(16,013)
Allowance for loan losses	(266,511)	(257)	(266,768)	(264,600)	(359)	(264,959)
Loans, net	$23,175,813	$793,786	$23,969,599	$22,408,394	$970,395	$23,378,789

(1)	Loans net of ASC 310-30 discount.

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

The Company’s adjustable rate mortgage (“ARM”) single-family residential loans are comprised primarily of first mortgage loans secured by one-to-four unit residential properties. The Company’s ARM single-family residential loan programs generally have a one-year, three-year or five-year initial fixed period. The Company’s multifamily residential loans are comprised primarily of variable rate loans that have a six-month or three-year initial fixed period. As of June 30, 2016 and December 31, 2015, consumer loans were comprised primarily of home equity lines of credit.

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

As of June 30, 2016 and December 31, 2015, loans totaling $16.05 billion and $15.91 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the FHLB and the Federal Reserve Bank.

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

The following tables present the credit risk rating for non-PCI loans by portfolio segment as of June 30, 2016 and December 31, 2015:

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
June 30, 2016
CRE:
Income producing	$7,086,172	$51,802	$226,347	$—	$7,364,321
Construction	519,345	3,622	—	—	522,967
Land	124,379	—	13,953	10	138,342
C&I:
Commercial business	7,998,058	139,189	234,391	30,888	8,402,526
Trade finance	688,080	1,600	21,271	3,705	714,656
Residential:
Single-family	3,002,316	7,035	17,866	—	3,027,217
Multifamily	1,177,818	—	52,540	—	1,230,358
Consumer	2,032,848	3,728	5,210	—	2,041,786
Total	$22,629,016	$206,976	$571,578	$34,603	$23,442,173

($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
December 31, 2015
CRE:
Income producing	$6,672,951	$59,309	$204,939	$—	$6,937,199
Construction	435,112	1,194	470	—	436,776
Land	172,189	—	15,220	—	187,409
C&I:
Commercial business	7,794,735	201,280	135,449	24,527	8,155,991
Trade finance	750,144	13,812	23,844	—	787,800
Residential:
Single-family	2,841,722	8,134	27,430	—	2,877,286
Multifamily	1,317,550	2,918	54,250	—	1,374,718
Consumer	1,926,418	883	4,527	—	1,931,828
Total	$21,910,821	$287,530	$466,129	$24,527	$22,689,007

The following tables present the credit risk rating for PCI loans by portfolio segment as of June 30, 2016 and December 31, 2015:

($ in thousands)	Pass/Watch	Special Mention	Substandard	Total PCI Loans
June 30, 2016
CRE:
Income producing	$363,469	$10,866	$74,077	$448,412
Construction	—	—	—	—
Land	2,248	—	392	2,640
C&I:
Commercial business	37,284	4,648	4,678	46,610
Trade finance	12	—	—	12
Residential:
Single-family	155,941	1,227	1,646	158,814
Multifamily	99,886	—	16,025	115,911
Consumer	20,266	452	926	21,644
Total (1)	$679,106	$17,193	$97,744	$794,043

($ in thousands)	Pass/Watch	Special Mention	Substandard	Total PCI Loans
December 31, 2015
CRE:
Income producing	$440,100	$4,987	$96,188	$541,275
Construction	—	—	1,895	1,895
Land	4,285	—	1,910	6,195
C&I:
Commercial business	52,212	819	4,875	57,906
Trade finance	1,310	—	—	1,310
Residential:
Single-family	184,092	1,293	4,248	189,633
Multifamily	130,770	—	17,507	148,277
Consumer	23,121	452	690	24,263
Total (1)	$835,890	$7,551	$127,313	$970,754

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status. Additionally, non-PCI loans that are not 90 or more days past due but have identified deficiencies are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of June 30, 2016 and December 31, 2015:

($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
June 30, 2016
CRE:
Income producing	$3,557	$2,992	$6,549	$17,860	$41,390	$59,250	$7,298,522	$7,364,321
Construction	—	—	—	—	—	—	522,967	522,967
Land	3,340	630	3,970	5,779	10	5,789	128,583	138,342
C&I:
Commercial business	4,455	426	4,881	54,516	19,411	73,927	8,323,718	8,402,526
Trade finance	—	—	—	4,734	3,705	8,439	706,217	714,656
Residential:
Single-family	5,038	3,264	8,302	2,378	2,739	5,117	3,013,798	3,027,217
Multifamily	4,328	337	4,665	6,474	10,845	17,319	1,208,374	1,230,358
Consumer	5,189	2,261	7,450	131	1,608	1,739	2,032,597	2,041,786
Total	$25,907	$9,910	$35,817	$91,872	$79,708	$171,580	$23,234,776	$23,442,173

($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
December 31, 2015
CRE:
Income producing	$3,465	$25,256	$28,721	$11,359	$17,870	$29,229	$6,879,249	$6,937,199
Construction	—	—	—	14	—	14	436,762	436,776
Land	1,124	—	1,124	277	406	683	185,602	187,409
C&I:
Commercial business	1,992	1,185	3,177	50,726	14,009	64,735	8,088,079	8,155,991
Trade finance	—	—	—	—	—	—	787,800	787,800
Residential:
Single-family	7,657	2,927	10,584	92	8,634	8,726	2,857,976	2,877,286
Multifamily	6,320	981	7,301	6,486	9,758	16,244	1,351,173	1,374,718
Consumer	2,078	209	2,287	233	1,505	1,738	1,927,803	1,931,828
Total	$22,636	$30,558	$53,194	$69,187	$52,182	$121,369	$22,514,444	$22,689,007

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis in accordance with ASC 310-30 at the time of acquisition. Please refer to the discussion on PCI loans within this note for additional details on interest income recognition. As of June 30, 2016 and December 31, 2015, PCI loans on nonaccrual status totaled $31.4 million and $37.7 million, respectively.

Loans in Process of Foreclosure

As of June 30, 2016 and December 31, 2015, the Company had $14.2 million and $18.0 million, respectively, of recorded investment in consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions, which were not included in OREO. No foreclosed residential real estate properties were included in total net OREO of $4.9 million as of June 30, 2016. In comparison, foreclosed residential real estate properties with a carrying amount of $912 thousand were included in total net OREO of $7.0 million as of December 31, 2015.

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

The following tables present the additions to non-PCI TDRs for the three and six months ended June 30, 2016 and 2015:

	Loans Modified as TDRs During the Three Months Ended June 30,
($ in thousands)	2016				2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	2	$2,152	$2,150	$43	—	$—	$—	$—
Land	1	$5,522	$5,279	$—	1	$171	$100	$102
C&I:
Commercial business	1	$75	$75	$12	12	$37,924	$38,117	$5,465
Residential:
Single-family	1	$795	$795	$—	—	$—	$—	$—

	Loans Modified as TDRs During the Six Months Ended June 30,
($ in thousands)	2016				2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	3	$15,899	$15,802	$43	1	$828	$818	$—
Land	1	$5,522	$5,279	$—	1	$171	$100	$102
C&I:
Commercial business	5	$21,689	$15,842	$2,618	13	$38,090	$38,280	$5,497
Trade finance	2	$7,901	$9,256	$—	—	$—	$—	$—
Residential:
Single-family	2	$1,071	$1,064	$—	1	$281	$281	$2
Consumer:	1	$344	$338	$1	—	$—	$—	$—

(1)	Includes subsequent payments after modification and reflects the balance as of June 30, 2016 and 2015.

(2)	The financial impact includes charge-offs and specific reserves recorded at the modification date.

The following tables present the non-PCI TDR modifications for the three and six months ended June 30, 2016 and 2015 by modification type:

($ in thousands)	Modification Type
	2016				2015
	Principal (1)	Interest Rate Reduction	Other	Total	Principal (1)	Principal and Interest (2)	Interest Deferments	Other	Total
Three Months Ended June 30,
CRE	$6,275	$—	$1,154	$7,429	$—	$—	$—	$100	$100
C&I	75	—	—	75	13,488	18,629	6,000	—	38,117
Residential	—	795	—	795	—	—	—	—	—
Total	$6,350	$795	$1,154	$8,299	$13,488	$18,629	$6,000	$100	$38,217

($ in thousands)	Modification Type
	2016				2015
	Principal (1)	Interest Rate Reduction	Other	Total	Principal (1)	Principal and Interest (2)	Interest Deferments	Other	Total
Six Months Ended June 30,
CRE	$19,927	$—	$1,154	$21,081	$—	$818	$—	$100	$918
C&I	18,589	1,986	4,523	25,098	13,651	18,629	6,000	—	38,280
Residential	269	795	—	1,064	281	—	—	—	281
Consumer	338	—	—	338	—	—	—	—	—
Total	$39,123	$2,781	$5,677	$47,581	$13,932	$19,447	$6,000	$100	$39,479

(1)	Principal modification includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Principal and interest modification includes principal and interest deferments or reductions.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to have defaulted. There were no subsequent defaults during the three months ended June 30, 2016 and 2015 for non-PCI loans that were modified as TDRs within the previous 12 months. The following table presents information for loans modified as TDRs within the previous 12 months that have subsequently defaulted during the six months ended June 30, 2016 and 2015, and are still in default at period end:

	Loans Modified as TDRs that Subsequently Defaulted During the Six Months Ended June 30,
	2016		2015
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
C&I:
Commercial business	3	$568	—	$—

The amount of additional funds committed to lend to borrowers whose terms have been modified was $4.3 million as of June 30, 2016. The amount of additional funds committed to lend to borrowers whose terms have been modified was immaterial as of December 31, 2015.

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

The following tables present information on impaired non-PCI loans as of June 30, 2016 and December 31, 2015:

($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
June 30, 2016
CRE:
Income producing	$86,401	$59,990	$17,763	$77,753	$464
Land	6,910	5,279	1,114	6,393	74
C&I:
Commercial business	115,023	32,444	65,559	98,003	21,260
Trade finance	13,158	9,256	3,775	13,031	22
Residential:
Single-family	14,154	2,378	10,294	12,672	378
Multifamily	26,606	18,375	6,313	24,688	271
Consumer	1,577	—	1,577	1,577	45
Total	$263,829	$127,722	$106,395	$234,117	$22,514

($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2015
CRE:
Income producing	$47,043	$24,347	$15,720	$40,067	$3,148
Construction	66	—	14	14	1
Land	1,537	632	683	1,315	118
C&I:
Commercial business	81,720	31,045	40,111	71,156	15,993
Trade finance	10,675	—	10,675	10,675	95
Residential:
Single-family	16,486	4,401	10,611	15,012	584
Multifamily	25,634	16,944	6,783	23,727	339
Consumer	1,240	—	1,240	1,240	60
Total	$184,401	$77,369	$85,837	$163,206	$20,338

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans during the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
CRE:
Income producing	$78,623	$404	$46,042	$134	$79,549	$816	$46,897	$268
Construction	—	—	14	—	—	—	14	—
Land	6,690	8	5,876	10	6,859	17	5,951	20
C&I:
Commercial business	100,124	270	73,306	761	100,308	530	71,644	1,550
Trade finance	12,716	67	11,623	51	13,514	133	11,739	134
Residential:
Single-family	12,713	74	15,595	68	12,797	148	15,658	137
Multifamily	24,836	77	23,690	190	25,045	154	23,757	379
Consumer	1,582	16	1,256	12	1,586	31	1,258	23
Total impaired non-PCI loans	$237,284	$916	$177,402	$1,226	$239,658	$1,829	$176,918	$2,511

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal and not as interest income.

Allowance for Credit Losses

The following tables present a summary of activities in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Three Months Ended June 30, 2016
Beginning balance	$82,538	$134,077	$33,935	$9,360	$259,910	$328	$260,238
(Reversal of) provision for loan losses	(4,439)	15,347	(2,671)	(1,017)	7,220	(71)	7,149
Charge-offs	(139)	(2,214)	—	(3)	(2,356)	—	(2,356)
Recoveries	142	1,217	297	81	1,737	—	1,737
Net recoveries (charge-offs)	3	(997)	297	78	(619)	—	(619)
Ending balance	$78,102	$148,427	$31,561	$8,421	$266,511	$257	$266,768

($ in thousands)	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Three Months Ended June 30, 2015
Beginning balance	$69,740	$133,914	$42,990	$10,451	$257,095	$643	$257,738
Provision for (reversal of) loan losses	5,739	(2,716)	(3,318)	(289)	(584)	(31)	(615)
Charge-offs	(348)	(2,843)	(1)	—	(3,192)	—	(3,192)
Recoveries	365	5,607	997	329	7,298	—	7,298
Net recoveries	17	2,764	996	329	4,106	—	4,106
Ending balance	$75,496	$133,962	$40,668	$10,491	$260,617	$612	$261,229

($ in thousands)	Non-PCI Loans					PCI Loans
	CRE	C&I	Residential	Consumer	Total		Total
Six Months Ended June 30, 2016
Beginning balance	$81,191	$134,597	$39,292	$9,520	$264,600	$359	$264,959
(Reversal of) provision for loan losses	(3,133)	20,001	(7,988)	(1,243)	7,637	(102)	7,535
Charge-offs	(195)	(8,074)	(137)	(4)	(8,410)	—	(8,410)
Recoveries	239	1,903	394	148	2,684	—	2,684
Net recoveries (charge-offs)	44	(6,171)	257	144	(5,726)	—	(5,726)
Ending balance	$78,102	$148,427	$31,561	$8,421	$266,511	$257	$266,768

($ in thousands)	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Six Months Ended June 30, 2015
Beginning balance	$72,263	$134,598	$43,856	$10,248	$260,965	$714	$261,679
Provision for (reversal of) loan losses	3,406	2,662	(4,889)	375	1,554	(102)	1,452
Charge-offs	(1,350)	(9,432)	(747)	(463)	(11,992)	—	(11,992)
Recoveries	1,177	6,134	2,448	331	10,090	—	10,090
Net (charge-offs) recoveries	(173)	(3,298)	1,701	(132)	(1,902)	—	(1,902)
Ending balance	$75,496	$133,962	$40,668	$10,491	$260,617	$612	$261,229

For further information on accounting policies and the methodology used to estimate the allowance for credit losses and loan charge-offs, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

The following table presents a summary of activities in the allowance for unfunded credit reserves during the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$21,414	$15,632	$20,360	$12,712
(Reversal of) provision for unfunded lending commitments	(1,096)	4,109	(42)	7,029
Ending balance	$20,318	$19,741	$20,318	$19,741

The allowance for unfunded credit reserves is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The allowance for unfunded credit reserves is included in Accrued expense and other liabilities on the Consolidated Balance Sheets. Please refer to Note 10 — Commitments And Contingencies to the Consolidated Financial Statements for additional information related to unfunded credit reserves.

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of June 30, 2016 and December 31, 2015:

($ in thousands)	CRE	C&I	Residential	Consumer	Total
As of June 30, 2016
Allowance for loan losses
Individually evaluated for impairment	$538	$21,282	$649	$45	$22,514
Collectively evaluated for impairment	77,564	127,145	30,912	8,376	243,997
Acquired with deteriorated credit quality	243	8	6	—	257
Ending balance	$78,345	$148,435	$31,567	$8,421	$266,768

Recorded investment in loans
Individually evaluated for impairment	$84,146	$111,034	$37,360	$1,577	$234,117
Collectively evaluated for impairment	7,941,484	9,006,148	4,220,215	2,040,209	23,208,056
Acquired with deteriorated credit quality (1)	451,052	46,622	274,725	21,644	794,043
Ending balance (1)	$8,476,682	$9,163,804	$4,532,300	$2,063,430	$24,236,216

($ in thousands)	CRE	C&I	Residential	Consumer	Total
As of December 31, 2015
Allowance for loan losses
Individually evaluated for impairment	$3,267	$16,088	$923	$60	$20,338
Collectively evaluated for impairment	77,924	118,509	38,369	9,460	244,262
Acquired with deteriorated credit quality	347	9	3	—	359
Ending balance	$81,538	$134,606	$39,295	$9,520	$264,959

Recorded investment in loans
Individually evaluated for impairment	$41,396	$81,831	$38,739	$1,240	$163,206
Collectively evaluated for impairment	7,519,988	8,861,960	4,213,265	1,930,588	22,525,801
Acquired with deteriorated credit quality (1)	549,365	59,216	337,910	24,263	970,754
Ending balance (1)	$8,110,749	$9,003,007	$4,589,914	$1,956,091	$23,659,761

(1)	Loans net of ASC 310-30 discount.

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

The following table presents the changes in accretable yield for PCI loans for the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$185,991	$293,155	$214,907	$311,688
Accretion	(16,254)	(23,359)	(38,683)	(53,928)
Changes in expected cash flows	(2,960)	2,066	(9,447)	14,102
Ending balance	$166,777	$271,862	$166,777	$271,862

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

Loans held for sale amounted to $51.3 million as of June 30, 2016, and comprised mainly of multifamily residential and consumer loans. In comparison, as of December 31, 2015 loans held for sale amounted to $32.0 million and comprised of consumer loans. Transfers of loans held-for-investment to loans held for sale were $267.1 million and $575.8 million, respectively, for the three and six months ended June 30, 2016. These loans transfers were comprised of multifamily residential, C&I and CRE loans. In comparison, loans held-for-investment transferred to loans held for sale of $335.7 million and $1.16 billion, respectively, for the three and six months ended June 30, 2015, were comprised primarily of single-family residential loans and C&I loans. The Company recorded $37 thousand and $1.9 million in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held for sale for the three and six months ended June 30, 2016, respectively. In comparison, the Company recorded $441 thousand and $2.1 million in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held for sale for the three and six months ended June 30, 2015, respectively.

During the three months ended June 30, 2016 and 2015, the Company sold $166.0 million and $232.3 million, respectively, in originated loans resulting in net gains of $2.8 million and $5.8 million, respectively. During the six months ended June 30, 2016 the Company sold or securitized approximately $422.2 million in originated loans resulting in net gains of $7.1 million. During the six months ended June 30, 2016, the Company recorded $1.1 million in net gains and $641 thousand in mortgage servicing rights, and retained $160.1 million of the senior tranche of the resulting securities from the securitization of $201.7 million of multifamily residential loans. Originated loans sold or securitized during the six months ended June 30, 2016 were primarily comprised of multifamily residential, CRE and C&I loans. In comparison, during the six months ended June 30, 2015, the Company sold $559.1 million in originated loans, which were primarily comprised of single-family residential and C&I loans, resulting in net gains of $14.3 million.

From time to time, the Company purchases loans (including participation loans) and sells loans in the secondary market. The Company sold approximately $79.7 million and $133.6 million of loans in the secondary market, respectively, resulting in gains on sales of loans of $69 thousand for both the three and six months ended June 30, 2016. In comparison, the Company sold approximately $103.1 million and $446.1 million of loans in the secondary market at net gains of $30 thousand and $1.0 million for the three and six months ended June 30, 2015, respectively.

No LOCOM adjustments related to the loans held for sale portfolio were recorded for three months ended June 30, 2016, compared to the $517 thousand recorded for the three months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, the Company recorded $2.4 million and $517 thousand, respectively, in LOCOM adjustments related to the loans held for sale portfolio. LOCOM adjustments are recorded in Net gains on sales of loans on the Consolidated Statements of Income.

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

Investments in Qualified Affordable Housing Partnerships, Net

The Company records its investments in qualified affordable housing partnerships, net using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization on the Consolidated Statements of Income as a component of income tax expense. The following table presents the balances of the Company’s investments in qualified affordable housing partnerships, net and related unfunded commitments as of the periods indicated:

($ in thousands)	June 30, 2016	December 31, 2015
Investments in qualified affordable housing partnerships, net	$179,657	$193,978
Accrued expenses and other liabilities — Unfunded commitments	$45,995	$61,525

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net for the periods indicated:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tax credits and other tax benefits recognized	$8,518	$8,605	$17,970	$17,380
Amortization expense included in income tax expense	$7,345	$6,152	$14,311	$12,396

Investments in Tax Credit and Other Investments, Net

Investments in tax credit and other investments, net were $177.9 million and $187.2 million as of June 30, 2016 and December 31, 2015, respectively, and were included in Other assets on the Consolidated Balance Sheets. The Company is not the primary beneficiary in these partnerships and, therefore, is not required to consolidate its investments in tax credit and other investments on the Consolidated Financial Statements. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company applies either the equity method or cost method of accounting.

Total unfunded commitments for these investments were $102.9 million and $113.2 million as of June 30, 2016 and December 31, 2015, respectively, and were included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Amortization of tax credit and other investments were $14.0 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively. Amortization of tax credits and other investments were $28.2 million and $9.3 million for the six months ended June 30, 2016 and 2015, respectively.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Total goodwill of $469.4 million remained unchanged as of June 30, 2016 compared to December 31, 2015. Goodwill is tested for impairment on an annual basis as of December 31st, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s three operating segments, Retail Banking, Commercial Banking, and Other, are equivalent to the Company’s reporting units. For complete discussion and disclosure, please refer to Note 14 — Business Segments to the Consolidated Financial Statements.

Impairment analysis

The Company performed its annual impairment analysis as of December 31, 2015 and concluded that there was no goodwill impairment as the fair values of all reporting units exceeded the carrying amounts of goodwill. There were no triggering events during the six months ended June 30, 2016 and therefore, no additional goodwill impairment analysis was performed. No assurance can be given that goodwill will not be written down in future periods. Please refer to Note 10 - Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2015 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Premiums on Acquired Deposits

Premiums on acquired deposits represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. There were no impairment write-downs on deposit premiums for the six months ended June 30, 2016 and 2015.

The following table presents the gross carrying value of intangible assets and accumulated amortization as of June 30, 2016 and December 31, 2015:

($ in thousands)	June 30, 2016	December 31, 2015
Gross balance	$108,814	$108,814
Accumulated amortization	76,893	72,739
Net carrying balance	$31,921	$36,075

Amortization Expense

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. The amortization expense related to the intangible assets was $2.1 million and $2.3 million for the three months ended June 30, 2016 and 2015, respectively, and $4.2 million and $4.7 million for the six months ended June 30, 2016 and 2015, respectively.

The following table presents the estimated future amortization expense of premiums on acquired deposits:

Year Ended December 31,	Amount
($ in thousands)
Remainder of 2016	$3,932
2017	6,935
2018	5,883
2019	4,864
2020	3,846
Thereafter	6,461
Total	$31,921

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

($ in thousands)	June 30, 2016	December 31, 2015
Loan commitments	$4,758,116	$3,370,271
Commercial letters of credit and SBLCs	$1,447,447	$1,293,547

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while SBLCs generally are contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As a part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. Total letters of credit of $1.45 billion consisted of commercial letters of credit of $43.7 million and SBLCs of $1.40 billion as of June 30, 2016.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves and amounted to $19.8 million as of both June 30, 2016 and December 31, 2015. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

Guarantees — The Company has sold or securitized loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to make payments when the loans default. As of June 30, 2016 and December 31, 2015, the unpaid principal balance of total loans sold or securitized with recourse amounted to $168.6 million and $191.3 million, respectively. The maximum potential future payments of loans subject to full recourse, which generally represents the unpaid principal balance of total loans sold or securitized with recourse, were $26.4 million and $29.8 million as of June 30, 2016 and December 31, 2015, respectively. The maximum potential future payments of loans subject to limited recourse were $5.2 million and $5.9 million as of June 30, 2016 and December 31, 2015, respectively. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves and totaled $499 thousand and $630 thousand as of June 30, 2016 and December 31, 2015, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

Litigation — The Company is a party to various legal actions arising in the normal course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for currently outstanding lawsuits, claims, and proceedings when a loss contingency is probable and can be reasonably estimated. The outcome of such legal actions is inherently difficult to predict and it is possible that one or more of the currently pending, threatened legal or regulatory matters could have a material adverse effect on the Company’s liquidity, consolidated financial position, and/or results of operations. Based on the information currently available, advice of counsel and established reserves, the Company believes that the eventual outcome of pending legal matters will not individually or in the aggregate have a material adverse effect on the Company’s consolidated financial position. On September 8, 2014, a jury in the case titled “F&F, LLC and 618 Investment, Inc. v. East West Bank,” Superior Court of the State of California for the County of Los Angeles, Case No. BC462714, delivered a verdict in favor of plaintiff F&F, LLC. The case is being appealed.  The litigation accrual was $37.2 million and $35.4 million as of June 30, 2016 and December 31, 2015, respectively.

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships and other tax credit investments qualifying for historic rehabilitation tax credits or other types of tax credits. These commitments are payable on demand. As of June 30, 2016 and December 31, 2015, these commitments were $148.9 million and $174.7 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

NOTE 11 — STOCK COMPENSATION PLANS

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees. The Company did not issue any stock options or RSAs during the six months ended June 30, 2016 and 2015. All RSAs have vested during 2015.

RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. RSUs entitle the recipient to receive cash dividends equivalent to any dividends paid on the underlying common stock. The RSU dividends are accrued during the vesting period and are paid at the time of vesting. While a portion of the RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals. All RSUs are subject to forfeiture until vested.

The following table presents the total stock compensation expense and the related net tax benefit associated with the Company’s various employee share-based compensation plans for the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock compensation costs	$4,635	$3,698	$9,210	$7,652
Net tax benefit recognized in equity for stock compensation plans	$19	$51	$1,005	$3,196

The following table presents a summary of the activity for the Company’s time-based and performance-based RSUs for the six months ended June 30, 2016 based on the target amount of awards:

	Six Months Ended June 30, 2016
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period	933,312	$36.83	389,358	$34.21
Granted	486,607	31.37	159,407	29.18
Vested	(114,824)	25.12	(138,019)	25.25
Forfeited	(56,581)	35.95	—	—
Outstanding at end of period	1,248,514	$35.82	410,746	$35.27

Compensation cost for the time-based awards is based on the quoted market price of the Company’s stock at the grant date. Performance-based awards granted that include discretionary performance-based vesting conditions are subject to variable accounting. As of June 30, 2016, total unrecognized compensation cost related to time-based and performance-based RSUs amounted to $31.0 million and $11.4 million, respectively. This cost is expected to be recognized over a weighted average period of 2.01 years and 1.86 years, respectively.

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Warrant — The Company acquired MetroCorp Bancshares, Inc., (“MetroCorp”) on January 17, 2014. Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock.  Upon the acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant has not been exercised as of June 30, 2016.

EPS — Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options, warrants and RSUs outstanding using the treasury stock method. The Company has issued RSAs, which are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. These RSAs are considered participating securities. Accordingly, the Company applied the two-class method in the computation of basic and diluted EPS in periods where RSAs are outstanding. RSUs do not contain nonforfeitable rights to dividends when granted. As of June 30, 2016, there were no RSAs outstanding.

The following table presents EPS calculations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data, shares in thousands)	2016	2015	2016	2015
Basic
Net income	$103,284	$98,748	$210,800	$198,775
Less: Earnings allocated to participating securities	—	—	—	3
Net income allocated to common stockholders	$103,284	$98,748	$210,800	$198,772

Basic weighted average number of shares outstanding	144,101	143,846	144,029	143,751
Basic EPS	$0.72	$0.69	$1.46	$1.38

Diluted
Net income allocated to diluted common stockholders	$103,284	$98,748	$210,800	$198,772

Basic weighted average number of shares outstanding	144,101	143,846	144,029	143,751
Diluted potential common shares (1)	977	634	944	657
Diluted weighted average number of shares outstanding	145,078	144,480	144,973	144,408
Diluted EPS	$0.71	$0.68	$1.45	$1.38

(1)
Includes dilutive shares from RSUs and warrants for the three and six months ended June 30, 2016 and 2015. Also includes dilutive shares from stock options for the three and six months ended June 30, 2015.

For the three months ended June 30, 2016 and 2015, approximately 3 thousand weighted average anti-dilutive shares of RSUs were excluded from the diluted EPS computation for both periods. For the six months ended June 30, 2016 and 2015, approximately 10 thousand and 3 thousand weighted average anti-dilutive shares from RSUs, respectively, were excluded from the diluted EPS computation.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in the components of AOCI balances for the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Three Months Ended June 30,
	2016			2015
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Total
Beginning balance	$6,772	$(8,830)	$(2,058)	$13,555	$13,555
Net unrealized gains (losses) arising during the period	6,628	(4,638)	1,990	(4,904)	(4,904)
Amounts reclassified from AOCI	(1,644)	—	(1,644)	(3,221)	(3,221)
Changes, net of taxes	4,984	(4,638)	346	(8,125)	(8,125)
Ending balance	$11,756	$(13,468)	$(1,712)	$5,430	$5,430

($ in thousands)	Six Months Ended June 30,
	2016			2015
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Total
Beginning balance	$(6,144)	$(8,797)	$(14,941)	$4,237	$4,237
Net unrealized gains (losses) arising during the period	21,770	(4,671)	17,099	6,969	6,969
Amounts reclassified from AOCI	(3,870)	—	(3,870)	(5,776)	(5,776)
Changes, net of taxes	17,900	(4,671)	13,229	1,193	1,193
Ending balance	$11,756	$(13,468)	$(1,712)	$5,430	$5,430

(1)
Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. In the third quarter of 2015, there was a change in functional currency from USD to the local currency of the Company’s foreign subsidiary.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Three Months Ended June 30,
	2016			2015
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains (losses) arising during the period	$11,435	$(4,807)	$6,628	$(8,455)	$3,551	$(4,904)
Net realized gains reclassified into net income (1)	(2,836)	1,192	(1,644)	(5,554)	2,333	(3,221)
Net change	8,599	(3,615)	4,984	(14,009)	5,884	(8,125)

Foreign currency translation adjustments:
Net unrealized losses arising during period	(4,638)	—	(4,638)	—	—	—
Net change	(4,638)	—	(4,638)	—	—	—
Other comprehensive income (loss)	$3,961	$(3,615)	$346	$(14,009)	$5,884	$(8,125)

($ in thousands)	Six Months Ended June 30,
	2016			2015
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains arising during the period	$37,565	$(15,795)	$21,770	$12,014	$(5,045)	$6,969
Net realized gains reclassified into net income (1)	(6,678)	2,808	(3,870)	(9,958)	4,182	(5,776)
Net change	30,887	(12,987)	17,900	2,056	(863)	1,193

Foreign currency translation adjustments:
Net unrealized losses arising during period	(4,671)	—	(4,671)	—	—	—
Net change	(4,671)	—	(4,671)	—	—	—
Other comprehensive income	$26,216	$(12,987)	$13,229	$2,056	$(863)	$1,193

(1)	For the three and six months ended June 30, 2016 and 2015, the pretax amount was reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statements of Income.

NOTE 14 — BUSINESS SEGMENTS

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company. The Company has identified three operating segments for purposes of management reporting: (1) Retail Banking; (2) Commercial Banking; and (3) Other. These three business divisions meet the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incurs expenses; its operating results are regularly reviewed by the Company’s chief operating decision-maker to render decisions about resources to be allocated to the segment and assess its performance; and discrete financial information is available.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Three Months Ended June 30, 2016
	Retail Banking	Commercial Banking	Other	Total
Interest income	$78,635	$177,426	$22,804	$278,865
Charge for funds used	(23,798)	(52,681)	(6,770)	(83,249)
Interest spread on funds used	54,837	124,745	16,034	195,616
Interest expense	(14,672)	(4,240)	(6,369)	(25,281)
Credit on funds provided	69,778	8,472	4,999	83,249
Interest spread on funds provided	55,106	4,232	(1,370)	57,968
Net interest income	$109,943	$128,977	$14,664	$253,584
Provision for credit losses	$2,445	$3,608	$—	$6,053
Depreciation, amortization and (accretion), net	$(546)	$(9,267)	$22,287	$12,474
Goodwill	$357,207	$112,226	$—	$469,433
Segment pretax profit	$36,264	$95,179	$11,473	$142,916
Segment assets	$7,437,534	$18,196,664	$7,318,014	$32,952,212

($ in thousands)	Three Months Ended June 30, 2015
	Retail Banking	Commercial Banking	Other	Total
Interest income	$82,729	$157,337	$15,379	$255,445
Charge for funds used	(21,357)	(38,328)	(13,723)	(73,408)
Interest spread on funds used	61,372	119,009	1,656	182,037
Interest expense	(12,996)	(4,710)	(10,247)	(27,953)
Credit on funds provided	60,950	7,995	4,463	73,408
Interest spread on funds provided	47,954	3,285	(5,784)	45,455
Net interest income (loss)	$109,326	$122,294	$(4,128)	$227,492
(Reversal of) provision for credit losses	$(3,454)	$6,948	$—	$3,494
Depreciation, amortization and (accretion), net (1)	$3,235	$(6,054)	$8,938	$6,119
Goodwill	$357,207	$112,226	$—	$469,433
Segment pretax profit (loss)	$55,349	$97,269	$(8,197)	$144,421
Segment assets	$7,373,641	$16,141,368	$6,549,063	$30,064,072

($ in thousands)	Six Months Ended June 30, 2016
	Retail Banking	Commercial Banking	Other	Total
Interest income	$156,006	$354,508	$44,523	$555,037
Charge for funds used	(46,450)	(106,472)	(18,607)	(171,529)
Interest spread on funds used	109,556	248,036	25,916	383,508
Interest expense	(29,278)	(8,266)	(11,705)	(49,249)
Credit on funds provided	142,209	18,449	10,871	171,529
Interest spread on funds provided	112,931	10,183	(834)	122,280
Net interest income	$222,487	$258,219	$25,082	$505,788
Provision for credit losses	$863	$6,630	$—	$7,493
Depreciation, amortization and (accretion), net	$(503)	$(20,040)	$45,775	$25,232
Goodwill	$357,207	$112,226	$—	$469,433
Segment pretax profit	$82,209	$188,008	$17,370	$287,587
Segment assets	$7,437,534	$18,196,664	$7,318,014	$32,952,212

($ in thousands)	Six Months Ended June 30, 2015
	Retail Banking	Commercial Banking	Other	Total
Interest income	$170,175	$316,122	$32,409	$518,706
Charge for funds used	(44,656)	(75,678)	(23,168)	(143,502)
Interest spread on funds used	125,519	240,444	9,241	375,204
Interest expense	(25,219)	(8,973)	(21,305)	(55,497)
Credit on funds provided	118,618	16,010	8,874	143,502
Interest spread on funds provided	93,399	7,037	(12,431)	88,005
Net interest income (loss)	$218,918	$247,481	$(3,190)	$463,209
(Reversal of) provision for credit losses	$(2,723)	$11,204	$—	$8,481
Depreciation, amortization and (accretion), net (1)	$4,917	$(16,531)	$21,860	$10,246
Goodwill	$357,207	$112,226	$—	$469,433
Segment pretax profit (loss)	$108,284	$190,444	$(7,481)	$291,247
Segment assets	$7,373,641	$16,141,368	$6,549,063	$30,064,072

(1)	Includes amortization and accretion related to the FDIC indemnification asset/net payable to the FDIC.

NOTE 15 — SUBSEQUENT EVENTS

On July 20, 2016, the Company’s Board of Directors declared third quarter 2016 cash dividends of $0.20 per share for the Company’s common stock which is payable on August 15, 2016 to stockholders of record as of August 1, 2016.

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

Financial Highlights

The Company successfully completed another quarter with strong earnings and financial results for the three and six months ended June 30, 2016, achieving healthy growth and an increase in revenues. It is the Company’s priority to focus on strengthening its risk management infrastructure, compliance, and the Bank Secrecy Act (“BSA”)/Anti-Money Laundering (“AML”) programs in order to meet increasing regulatory expectations. The Company continues making efforts to address BSA concerns and making the necessary investments for internal programs to ensure the Company is in compliance with BSA rules and regulations, while still providing strong return to stockholders.

Noteworthy items on the Company’s performance included:

•	Net income totaled $103.3 million and $210.8 million for the three and six months ended June 30, 2016, which reflected increases of 5% and 6%, respectively, compared to the prior year periods.

•	Diluted earnings per share were $0.71 and $1.45 for the three and six months ended June 30, 2016, which reflected increases of 4% and 5%, respectively, compared to the prior year periods.

•
Revenue, the sum of net interest income before provision for credit losses and noninterest income increased $29.8 million or 11% to $297.8 million for the three months ended June 30, 2016, compared to the prior year period, and $42.6 million or 8% to $590.6 million for the six months ended June 30, 2016, compared to the prior year period.

•
Noninterest expense increased $28.7 million or 24% to $148.9 million for the three months ended June 30, 2016 compared to the prior year period. For the six months ended June 30, 2016, noninterest expense increased $47.3 million or 19% to $295.5 million compared to the prior year period.

•
The Company’s effective tax rate for the three and six months ended June 30, 2016 was 27.7% and 26.7%, respectively, compared to 31.6% and 31.8% for the prior year periods. The decreases in the effective tax rate were mainly attributable to a larger benefit from tax credit investments in 2016 compared to 2015.

•
Cost of funds improved eight basis points to 0.35% for the three months ended June 30, 2016, compared to the same period last year. Cost of funds improved nine basis points to 0.34% for the six months ended June 30, 2016, compared to the same period last year.

Additionally, the Company experienced a $601.3 million or 2% growth in total assets as of June 30, 2016 compared to December 31, 2015. This was largely attributable to increases in net loans held-for-investment, securities purchased under resale agreements (“resale agreements”), cash and cash equivalents and a held-to-maturity investment security, partially offset by a decrease in available-for-sale investment securities.

Gross loans held-for-investment increased $576.5 million or 2% to $24.24 billion as of June 30, 2016, compared to $23.66 billion as of December 31, 2015, while the allowance for loan losses to loans held-for-investment ratio improved by two basis points to 1.10% compared to 1.12% as of December 31, 2015. The overall balance sheet growth was fueled by solid deposit growth during the six months ended June 30, 2016. Deposits increased $741.3 million or 3% to $28.22 billion as of June 30, 2016 compared to $27.48 billion as of December 31, 2015, primarily due to a $1.63 billion or 8% increase in core deposits. This was partially offset by time deposits which decreased $884.5 million or 13% from $6.61 billion as of December 31, 2015 to $5.73 billion as of June 30, 2016. Core deposits comprised 80% and 76% of total deposits as of June 30, 2016 and December 31, 2015, respectively.

From a capital management perspective, the Company continued to maintain a strong capital position with Common equity tier 1 (“CET1”) capital of $2.80 billion, risk-weighted assets of $26.16 billion and a CET1 capital ratio of 10.7% as of June 30, 2016, compared to $2.65 billion, $25.23 billion and 10.5%, respectively, as of December 31, 2015, as measured under Basel III Capital Rules.

The strong balance sheet growth and increased revenues placed the Company in a better position to focus on its bridge banking strategy and target future growth opportunities. As the Company remains focused on its continued growth, the Company continues to meet its customers’ financial needs. In July 2016, the Company’s Board of Directors (the “Board”) declared third quarter cash dividends for the Company’s common stock. The cash dividend of $0.20 per share is payable on August 15, 2016 to stockholders of record as of August 1, 2016.

Results of Operations

The Company’s net income increased $4.5 million or 5% to $103.3 million and $12.0 million or 6% to $210.8 million for the three and six months ended June 30, 2016, compared to $98.7 million and $198.8 million for the three and six months ended June 30, 2015. The earnings performance during 2016 reflected the Company’s continued effort in maintaining operating expense discipline and executing its business strategy.

Revenue, the sum of net interest income before provision for credit losses and noninterest income, was $297.8 million for the three months ended June 30, 2016, an increase of $29.8 million or 11% from $268.1 million for the three months ended June 30, 2015. The $29.8 million increase in revenue was comprised of a $26.1 million increase in net interest income and a $3.7 million increase in noninterest income. The $26.1 million increase in net interest income for the three months ended June 30, 2016 was primarily due to higher interest revenue, primarily generated from loan portfolio growth and a decrease in interest expense on securities sold under repurchase agreements (“repurchase agreements”). The $3.7 million increase in noninterest income for the three months ended June 30, 2016 was primarily due to a reduction in expenses related to changes in Federal Deposit Insurance Corporation (“FDIC”) indemnification asset and receivable/payable, partially offset by decreases in net gains on sales of available-for-sale investment securities and net gains on sales of loans.

For the six months ended June 30, 2016, revenue was $590.6 million, an increase of $42.6 million or 8% from $547.9 million for the six months ended June 30, 2015. The $42.6 million increase in net interest income for the six months ended June 30, 2016 was primarily due to higher interest revenue, but at lower margins, primarily generated from loan portfolio growth and a decrease in interest expense from repurchase agreements.

Noninterest expense increased $28.7 million or 24% to $148.9 million for the three months ended June 30, 2016, and$47.3 million or 19% to $295.5 million for the six months ended June 30, 2016 compared to the same periods last year. The increase for both periods were primarily due to increases in amortization of tax credit and other investments, compensation and employee benefits, other real estate owned (“OREO”) expense and consulting expense, partially offset by a decrease in repurchase agreements’ extinguishment costs.

The Company’s return on average assets decreased seven basis points to 1.27% and 1.30% for the three and six months ended June 30, 2016, compared to 1.34% and 1.37% for the same periods in 2015. Return on average equity decreased 54 basis points to 12.71% and 43 basis points to 13.15% for the three and six months ended June 30, 2016, respectively, compared to 13.25% and 13.58% for the same periods in 2015.

Components of Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Net interest income	$253.6	$227.5	$505.8	$463.2
Provision for credit losses	(6.1)	(3.5)	(7.5)	(8.5)
Noninterest income	44.3	40.6	84.8	84.7
Noninterest expense	(148.9)	(120.2)	(295.5)	(248.2)
Income tax expense	(39.6)	(45.7)	(76.8)	(92.4)
Net income	$103.3	$98.7	$210.8	$198.8
Annualized return on average assets	1.27%	1.34%	1.30%	1.37%
Annualized return on average equity	12.71%	13.25%	13.15%	13.58%

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

Net interest income for the three months ended June 30, 2016 was $253.6 million, an increase of $26.1 million or 11% compared to $227.5 million for the same period in 2015. Net interest income for the six months ended June 30, 2016 was $505.8 million, an increase of $42.6 million or 9% compared to $463.2 million for the same period in 2015. The increases in net interest income during the three and six months ended June 30, 2016 were primarily due to greater interest income resulting from the growth of the loan portfolio and a decrease in interest expense on repurchase agreements that were paid off during 2015.

Net interest margin was 3.31% for both the three months ended June 30, 2016 and 2015. Net interest margin was 3.31% for the six months ended June 30, 2016, a 10 basis points decrease from 3.41% for the six months ended June 30, 2015. The decrease in net interest margin was primarily due to a 12 basis points reduction in loan yield from 4.40% for the six months ended June 30, 2015 to 4.28% for the six months ended June 30, 2016. The decrease in loan yield during the six months ended June 30, 2016 was primarily due to the prolonged low interest rate environment and lower accretion income from the loans accounted for under Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). During the six months ended June 30, 2016, total accretion income from the loans accounted for under ASC 310-30 was $26.7 million compared to $28.4 million for the same period in 2015.

For the three months ended June 30, 2016, average interest-earning assets increased $3.26 billion or 12% to $30.78 billion from $27.53 billion for the same period in 2015. The increase was primarily due to a $2.02 billion or 9% increase in average loan balances to $23.89 billion for the three months ended June 30, 2016, compared to $21.87 billion for the same period in 2015. For the six months ended June 30, 2016, average interest-earning assets increased $3.30 billion or 12% to $30.69 billion from $27.39 billion for the same period in 2015. The increase was primarily due to a $2.05 billion or 9% increase in average loan balances to $23.85 billion for the six months ended June 30, 2016, compared to $21.80 billion for the same period in 2015.

Customer deposits are an important source of low-cost funding and affect both net interest income and net interest margin. Average deposits, which consist of noninterest-bearing demand, interest-bearing checking, money market, savings and time deposits, increased by $3.29 billion or 13% to $28.08 billion for the three months ended June 30, 2016, compared to $24.78 billion for the same period in 2015. The ratio of average noninterest-bearing demand deposits to total deposits increased from 30% for the three months ended June 30, 2015 to 33% for the three months ended June 30, 2016. Average loans were 118% funded by average deposits for the three months ended June 30, 2016, higher than the funding of 113% for the same period in 2015. For the six months ended June 30, 2016, average deposits increased by $3.35 billion or 14% to $27.95 billion, compared to $24.60 billion for the same period in 2015. The ratio of average noninterest-bearing demand deposits to total deposits increased from 30% for the six months ended June 30, 2015 to 32% for the six months ended June 30, 2016. Average loans were 117% funded by average deposits for the six months ended June 30, 2016, higher than the funding of 113% for the same period in 2015. Cost of deposits remained stable at 0.29% during each of the three and six months ended June 30, 2016 and 2015.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rates by asset and liability components for the three months ended June 30, 2016 and 2015:

($ in thousands)	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average (1) Yield/ Rate	Average Balance	Interest	Average (1) Yield/ Rate
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,660,312	$3,112	0.75%	$1,532,855	$4,926	1.29%
Resale agreements (2)	1,832,417	7,968	1.75%	1,356,374	4,680	1.38%
Investment securities (3)(4)	3,328,548	12,852	1.55%	2,692,474	9,484	1.41%
Loans (5)(6)	23,888,867	254,331	4.28%	21,866,567	234,049	4.29%
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock	73,301	602	3.30%	78,543	2,306	11.78%
Total interest-earning assets	30,783,445	278,865	3.64%	27,526,813	255,445	3.72%
Noninterest-earning assets:
Cash and cash equivalents	337,348			315,045
Allowance for loan losses	(261,256)			(260,464)
Other assets	1,731,861			1,872,608
Total assets	$32,591,398			$29,454,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$3,423,831	$2,979	0.35%	$2,629,425	$1,933	0.29%
Money market deposits	7,582,827	6,329	0.34%	6,506,857	4,540	0.28%
Savings deposits	2,035,209	1,038	0.21%	1,730,446	795	0.18%
Time deposits	5,899,503	10,016	0.68%	6,416,043	10,927	0.68%
Federal funds purchased and other short-term borrowings	24,143	169	2.82%	7,694	18	0.94%
FHLB advances	320,199	1,292	1.62%	317,988	1,049	1.32%
Repurchase agreements (2)	200,000	2,196	4.42%	546,044	7,533	5.53%
Long-term debt	201,082	1,262	2.52%	220,871	1,158	2.10%
Total interest-bearing liabilities	19,686,794	25,281	0.52%	18,375,368	27,953	0.61%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	9,135,008			7,501,023
Accrued expenses and other liabilities	501,660			588,206
Stockholders’ equity	3,267,936			2,989,405
Total liabilities and stockholders’ equity	$32,591,398			$29,454,002
Interest rate spread			3.12%			3.11%
Net interest income and net interest margin		$253,584	3.31%		$227,492	3.31%

(1)	Annualized.

(2)	Average balances of resale and repurchase agreements are reported net, pursuant to ASC 210-20-45, Balance Sheet Offsetting.

(3)	Yields on tax exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of net premiums on investment securities of $5.8 million and $3.8 million for the three months ended June 30, 2016 and 2015, respectively.

(5)	Average balance includes nonperforming loans.

(6)	Includes the accretion of discount and amortization of net deferred loan costs which totaled $14.8 million and $11.5 million and for the three months ended June 30, 2016 and 2015, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rates by asset and liability components for the six months ended June 30, 2016 and 2015:

($ in thousands)	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average (1) Yield/ Rate	Average Balance	Interest	Average (1) Yield/ Rate
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,856,550	$7,077	0.77%	$1,547,696	$10,352	1.35%
Resale agreements (2)	1,605,769	14,645	1.83%	1,312,459	9,529	1.46%
Investment securities (3)(4)	3,296,674	24,045	1.47%	2,648,606	19,668	1.50%
Loans (5)(6)	23,854,070	507,873	4.28%	21,800,031	475,615	4.40%
FHLB and Federal Reserve Bank stock	77,891	1,397	3.61%	82,001	3,542	8.71%
Total interest-earning assets	30,690,954	555,037	3.64%	27,390,793	518,706	3.82%
Noninterest-earning assets:
Cash and cash equivalents	347,531			330,144
Allowance for loan losses	(262,736)			(261,077)
Other assets	1,763,311			1,877,515
Total assets	$32,539,060			$29,337,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$3,391,665	$5,805	0.34%	$2,578,418	$3,694	0.29%
Money market deposits	7,504,312	12,632	0.34%	6,515,102	8,841	0.27%
Savings deposits	1,998,311	2,047	0.21%	1,702,385	1,598	0.19%
Time deposits	6,100,827	19,175	0.63%	6,342,028	21,025	0.67%
Federal funds purchased and other short-term borrowings	12,937	178	2.77%	3,943	18	0.92%
FHLB advances	441,344	2,792	1.27%	328,316	2,082	1.28%
Repurchase agreements (2)	173,626	4,122	4.77%	667,072	15,939	4.82%
Long-term debt	203,531	2,498	2.47%	223,328	2,300	2.08%
Total interest-bearing liabilities	19,826,553	49,249	0.50%	18,360,592	55,497	0.61%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	8,952,380			7,459,670
Accrued expenses and other liabilities	535,475			566,341
Stockholders’ equity	3,224,652			2,950,772
Total liabilities and stockholders’ equity	$32,539,060			$29,337,375
Interest rate spread			3.14%			3.21%
Net interest income and net interest margin		$505,788	3.31%		$463,209	3.41%

(1)	Annualized.

(2)	Average balance of resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting.

(3)	Yields on tax exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of net premiums on investment securities of $12.8 million and $8.1 million for the six months ended June 30, 2016 and 2015, respectively.

(5)	Average balance includes nonperforming loans.

(6)	Includes the accretion of discount and amortization of net deferred loan costs which totaled $31.2 million and $30.7 million for the six months ended June 30, 2016 and 2015, respectively.

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

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2016 vs. 2015			2016 vs. 2015
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Due from banks and short-term investments	$(1,814)	$381	$(2,195)	$(3,275)	$1,784	$(5,059)
Resale agreements	3,288	1,888	1,400	5,116	2,384	2,732
Investment securities	3,368	2,394	974	4,377	4,733	(356)
Loans	20,282	21,537	(1,255)	32,258	43,953	(11,695)
FHLB and Federal Reserve Bank stock	(1,704)	(145)	(1,559)	(2,145)	(169)	(1,976)
Total interest and dividend income	$23,420	$26,055	$(2,635)	$36,331	$52,685	$(16,354)
Interest-bearing liabilities:
Checking deposits	$1,046	$651	$395	$2,111	$1,305	$806
Money market deposits	1,789	818	971	3,791	1,467	2,324
Savings deposits	243	150	93	449	294	155
Time deposits	(911)	(877)	(34)	(1,850)	(782)	(1,068)
Federal funds purchased and other short-term borrowings	151	78	73	160	85	75
FHLB advances	243	7	236	710	715	(5)
Repurchase agreements	(5,337)	(4,037)	(1,300)	(11,817)	(11,715)	(102)
Long-term debt	104	(110)	214	198	(216)	414
Total interest expense	$(2,672)	$(3,320)	$648	$(6,248)	$(8,847)	$2,599
Change in net interest income	$26,092	$29,375	$(3,283)	$42,579	$61,532	$(18,953)

Noninterest Income

Noninterest income increased by $3.7 million or 9% to $44.3 million for the three months ended June 30, 2016 compared to $40.6 million for the same period in 2015 and increased $58 thousand to $84.8 million for the six months ended June 30, 2016 compared to $84.7 million for the same period in 2015. The increases were mainly attributable to a reduction in expenses related to changes in FDIC indemnification asset and receivable/payable and an increase in letters of credit fees and foreign exchange income, partially offset by decreases in net gains on sales of loans, net gains on sales of available-for-sale investment securities and wealth management fees.

The following table presents the components of noninterest income for the periods indicated:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Branch fees	$10.4	$9.8	$20.6	$19.2
Letters of credit fees and foreign exchange income	10.9	8.8	20.5	17.5
Ancillary loan fees	4.3	2.8	7.9	5.5
Wealth management fees	2.8	4.8	5.8	9.9
Derivative commission income	3.4	2.7	6.6	7.8
Changes in FDIC indemnification asset and receivable/payable	—	(6.7)	—	(15.1)
Net gains on sales of loans	2.9	5.3	4.8	14.8
Net gains on sales of available-for-sale investment securities	2.8	5.6	6.7	10.0
Other fees and operating income	6.8	7.5	11.9	15.1
Total noninterest income	$44.3	$40.6	$84.8	$84.7

The following discussion provides the composition of the major changes in noninterest income and the factors contributing to the changes.

For the three and six months ended June 30, 2016, there was no expense related to the changes in FDIC indemnification asset and receivable/payable, compared to $6.7 million and $15.1 million of expense for the same periods in 2015, respectively. In 2015, the Company reached an agreement with the FDIC to early terminate the Washington First International Bank and United Commercial Bank shared-loss agreements. There were no remaining shared-loss agreements with the FDIC as of December 31, 2015.

Letters of credit fees and foreign exchange income increased by $2.1 million or 24% to $10.9 million for the three months ended June 30, 2016 from $8.8 million for the three months ended June 30, 2015. Letters of credit fees and foreign exchange income increased by $3.0 million or 17% to $20.5 million for the six months ended June 30, 2016 from $17.5 million for the six months ended June 30, 2015. The growth in both periods was mainly attributable to increases in credit enhancement fees due to higher letter of credit volume and gains on foreign exchange mainly due to the impact of U.S. Dollar (“USD”) appreciation against the Chinese Renminbi (“RMB”).

Net gains on sales of loans for the three months ended June 30, 2016 amounted to $2.9 million, compared to $5.3 million for the three months ended June 30, 2015, which included lower of cost or market (“LOCOM”) valuation adjustments. Net gains on sales of loans for the six months ended June 30, 2016, which included LOCOM valuation adjustments, amounted to $4.8 million, compared to $14.8 million for the six months ended June 30, 2015. The decrease in net gains on sales of loans for the three and six months ended June 30, 2016, compared to the same periods in 2015, was primarily related to a decrease in loans sold. Refer to Management’s Discussion and Analysis of the Financial Condition and Results of Operations (“MD&A”) — Total Loan Portfolio for details.

Net gains on sales of available-for-sale investment securities decreased by $2.8 million or 50% to $2.8 million for the three months ended June 30, 2016 from $5.6 million for the three months ended June 30, 2015, and decreased by $3.3 million or 33% to $6.7 million for the six months ended June 30, 2016 from $10.0 million for the six months ended June 30, 2015. Proceeds from sales of available-for-sale investment securities for the three months ended June 30, 2016 and 2015 amounted to $212.0 million and $292.6 million, respectively. Proceeds from sales of available-for-sale investment securities for the six months ended June 30, 2016 and 2015 were $864.7 million and $473.1 million, respectively. The available-for-sale investment securities sold for the three and six months ended June 30, 2016 and 2015 were primarily comprised of U.S. Treasury and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities.

Wealth management fees decreased by $2.0 million or 42% to $2.8 million for the three months ended June 30, 2016 from $4.8 million for the three months ended June 30, 2015. Wealth management fees decreased by $4.1 million or 41% to $5.8 million for the six months ended June 30, 2016 from $9.9 million for the six months ended June 30, 2015. The decrease for both periods was mainly attributable to lower alternative investment fee income due to the modification of the Company’s business products.

Noninterest Expense

Noninterest expense totaled $148.9 million for the three months ended June 30, 2016, an increase of $28.7 million or 24%, compared to $120.2 million for the same period in 2015. Noninterest expense totaled $295.5 million for the six months ended June 30, 2016, an increase of $47.3 million or 19%, compared to $248.2 million for the same period in 2015. The increase for both periods was the result of higher amortization of tax credit and other investments, compensation and employee benefits, OREO expense and consulting expense, partially offset by lower repurchase agreements’ extinguishment costs.

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Compensation and employee benefits	$73.3	$62.9	$145.1	$127.1
Occupancy and equipment expense	15.7	15.2	30.2	30.6
Amortization of tax credit and other investments	14.0	3.0	28.2	9.3
Amortization of premiums on deposits acquired	2.1	2.3	4.2	4.7
Deposit insurance premiums and regulatory assessments	5.5	3.3	10.9	9.0
Deposit related expenses	2.3	2.4	4.6	4.9
OREO expense (income)	1.0	(5.1)	1.6	(6.1)
Legal expense	4.3	4.1	7.4	11.0
Data processing	3.3	2.4	6.0	5.0
Consulting expense	6.0	2.2	14.4	4.6
Repurchase agreements’ extinguishment costs	—	6.6	—	6.6
Other operating expense	21.4	20.9	42.9	41.5
Total noninterest expense	$148.9	$120.2	$295.5	$248.2

The following provides a discussion of the major changes in noninterest expense and the factors contributing to the changes.

Amortization of tax credit and other investments increased by $11.0 million to $14.0 million for the three months ended June 30, 2016, compared to $3.0 million for the same period in 2015, and increased by $18.9 million to $28.2 million for the six months ended June 30, 2016, compared to $9.3 million for the same period in 2015. The increases were primarily due to additional tax credit investments placed in service for the three and six months ended June 30, 2016.

Compensation and employee benefits increased by $10.4 million or 17% to $73.3 million for the three months ended June 30, 2016, compared to $62.9 million for the same period in 2015, and increased by $18.0 million or 14% to $145.1 million for the six months ended June 30, 2016, compared to $127.1 million for the same period in 2015. The increases were primarily attributable to the increased headcount to support the Company’s growing business and regulatory compliance requirements.

OREO expenses were $1.0 million and $1.6 million, respectively, for the three and six months ended June 30, 2016, compared to OREO income of $5.1 million and $6.1 million, respectively, for three and six months ended June 30, 2015. The increases were mainly attributable to lower net gains on OREO sales for three and six months ended June 30, 2016.

Consulting expense increased $3.8 million to $6.0 million for the three months ended June 30, 2016, compared to $2.2 million for the same period in 2015, and increased $9.8 million to $14.4 million for the six months ended June 30, 2016, compared to $4.6 million for the same period in 2015. The increases were primarily due to BSA and AML consulting expenses incurred to implement a more robust BSA/AML compliance program in order to address the requirements of the Written Agreement and Memorandum of Understanding (“MOU”). Refer to MD&A — Regulatory Matters for details.

During the three and six months ended June 30, 2015, the Company recorded $6.6 million in extinguishment costs related to $100.0 million of repurchase agreements. There was no debt extinguishment during the three and six months ended June 30, 2016.

Income Taxes

Provision for income taxes was $39.6 million and $76.8 million for the three and six months ended June 30, 2016, respectively, compared to $45.7 million and $92.5 million for the same periods in 2015. The effective tax rate was 27.7% and 26.7% for the three and six months ended June 30, 2016, respectively, compared to 31.6% and 31.8% for the same periods in 2015. The lower effective tax rate for the three and six months ended June 30, 2016, compared to the same periods in 2015 was mainly attributable to additional tax credit investments entered in the latter part of 2015 and the first half of 2016. Included in the income tax expense recognized for the three and six months ended June 30, 2016 was $26.1 million and $50.4 million, respectively, compared to $12.9 million and $23.7 million for the same periods in 2015, of tax credits generated mainly from investments in qualified affordable housing partnerships and other tax credit investments.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of June 30, 2016 and December 31, 2015, the Company had net deferred tax assets of $123.0 million and $135.9 million, respectively.

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

Operating Segment Results

The Company’s operations are strategically aligned into three major business segments: Retail Banking, Commercial Banking and Other. These business segments are differentiated primarily based upon the products and services provided.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial and industrial (“C&I”) and commercial real estate (“CRE”), primarily generates commercial loans through the domestic commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia, and the foreign commercial lending offices located in China and Hong Kong. Furthermore, the Commercial Banking segment offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the treasury operations of the Company and eliminations of intersegment amounts have been aggregated and included in the “Other” segment.

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

Note 14 — Business Segments to the Consolidated Financial Statements describes the Company’s segment reporting methodology as well as the business activities of each business segment and presents financial results of these business segments for the three and six months ended June 30, 2016 and 2015.

The following table presents the selected segment information for the periods indicated:

($ in millions)	Three Months Ended
	2016	2015	2016	2015	2016	2015
	Retail Banking		Commercial Banking		Other
Net interest income (loss)	$109.9	$109.3	$129.0	$122.3	$14.7	$(4.1)
Noninterest income	$13.5	$10.5	$20.9	$20.8	$9.9	$9.2
Noninterest expense	$57.0	$46.6	$43.9	$33.9	$48.0	$39.7
Pretax income (loss)	$36.3	$55.3	$95.2	$97.3	$11.5	$(8.2)

($ in millions)	Six Months Ended
	2016	2015	2016	2015	2016	2015
	Retail Banking		Commercial Banking		Other
Net interest income (loss)	$222.5	$218.9	$258.2	$247.5	$25.1	$(3.2)
Noninterest income	$23.1	$23.4	$44.2	$40.4	$17.5	$21.0
Noninterest expense	$117.4	$101.2	$100.4	$83.9	$77.7	$63.1
Pretax income (loss)	$82.2	$108.3	$188.0	$190.4	$17.4	$(7.5)

Retail Banking
The Retail Banking segment reported pretax income of $36.3 million and $82.2 million for the three and six months ended June 30, 2016, compared to $55.3 million and $108.3 million for the same periods in 2015. The decrease in pretax income for this segment for the three months ended June 30, 2016 was driven by increases in noninterest expense and provision for credit losses, partially offset by increases in noninterest income and net interest income. The decrease in pretax income for this segment for the six months ended June 30, 2016 was driven by increases in noninterest expense and provision for credit losses, partially offset by an increase in net interest income.
Net interest income for this segment increased $618 thousand or 1% to $109.9 million and $3.6 million or 2% to $222.5 million for the three and six months ended June 30, 2016, compared to $109.3 million and $218.9 million for the same periods in 2015. The increase in net interest income for the three and the six months ended June 30, 2016 was primarily due to growth in core deposits for the segment, partially offset by a reduction in the loan portfolio due to sales of single-family residential loans in 2015.
Noninterest income for this segment increased $3.0 million or 29% to $13.5 million for the three months ended June 30, 2016, compared to $10.5 million for the same period in 2015. The increase in noninterest income was attributable to a decrease in the reduction of changes in FDIC indemnification asset and receivable/(payable) as all remaining shared-loss agreements with the FDIC were early terminated as of December 31, 2015, and an increase in derivative commission income, partially offset by decreases in wealth management fees and net gains on sales of loans. Noninterest income for this segment decreased $300 thousand or 1% to $23.1 million for the six months ended June 30, 2016, compared to $23.4 million for the same period in 2015. The decrease in noninterest income was attributable to higher write-downs to the student loan portfolio and a decrease in wealth management fees, partially offset by no expense having been recorded to the changes in FDIC indemnification asset and receivable/payable and an increase in derivative commission income.
Noninterest expense for this segment increased $10.4 million or 22% to $57.0 million for the three months ended June 30, 2016, compared to $46.6 million for the same period in 2015. This increase was primarily due to higher consulting expense, compensation and employee benefits, and deposit insurance premium and regulatory assessments. Noninterest expense for this segment increased $16.2 million or 16% to $117.4 million for the six months ended June 30, 2016, compared to $101.2 million for the same period in 2015. This increase was mainly a result of higher consulting, compensation and employee benefits, deposit insurance premium and regulatory assessments, and computer software expenses.

Commercial Banking
The Commercial Banking segment reported pretax income of $95.2 million and $188.0 million for the three and six months ended June 30, 2016, compared to $97.3 million and $190.4 million for the same periods in 2015. The decrease in pretax income for this segment for the three and six months ended June 30, 2016 was attributable to higher noninterest expense, partially offset by increases in net interest income and noninterest income and a decrease in provision for credit losses.
Net interest income for this segment increased $6.7 million or 5% to $129.0 million and $10.7 million or 4% to $258.2 million for the three and six months ended June 30, 2016, compared to $122.3 million and $247.5 million for the same periods in 2015. The increase in net interest income for the three and the six months ended June 30, 2016 was due to the growth of commercial loans.
Noninterest income for this segment remained stable at $20.9 million for the three months ended June 30, 2016, compared to $20.8 million for the same period in 2015. For the six months ended June 30, 2016, noninterest income for this segment increased $3.9 million or 10% to $44.2 million, compared to $40.4 million for the same period in 2015. The increase in noninterest income for the three and the six months ended June 30, 2016 for this segment was primarily due to a decrease in the reduction of changes in FDIC indemnification asset and receivable/(payable), as previously discussed in the Retail Banking segment, and increases in ancillary loan fees, letters of credit fees and foreign exchange income, partially offset by decreases in derivative commission income and net gains on sales of loans.
Noninterest expense for this segment increased $10.0 million or 30% to $43.9 million and $16.5 million or 20% to $100.4 million for the three and six months ended June 30, 2016, compared to $33.9 million and $83.9 million for the same periods in 2015. The increase in noninterest expense for the three and the six months ended June 30, 2016 was primarily due to higher compensation and employee benefits, OREO and legal expenses, and consulting expense, partially offset by a decrease in loan related expenses.
Other
The Other segment reported pretax income of $11.5 million and $17.4 million for the three and six months ended June 30, 2016, compared to pretax loss of $8.2 million and $7.5 million for the same periods in 2015.
Net interest income for this segment increased $18.8 million to $14.7 million and $28.3 million to $25.1 million for the three and six months ended June 30, 2016, compared to a net interest loss of $4.1 million and $3.2 million for the same periods in 2015. The increase in net interest income for the three and six months ended June 30, 2016 was primarily due to the increase in interest income from investment securities and the decrease in interest expense from repurchase agreements. The Other segment includes the activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through funds transfer pricing which is included in net interest income. In addition, it bears the cost of adverse movements in interest rates which affect the net interest margin.

Noninterest income for this segment increased $624 thousand or 7% to $9.9 million for the three months ended June 30, 2016, compared to $9.2 million for the same period in 2015. This increase was primarily due to net gains on sales of premises and equipment and higher rental income, partially offset by lower net gains on sales of available-for-sale investment securities. Noninterest income for this segment decreased $3.5 million or 17% to $17.5 million for the six months ended June 30, 2016, compared to $21.0 million for the same period in 2015. The decrease in noninterest income was primarily due to lower net gains on sales of available-for-sale investment securities.

Noninterest expense for this segment increased $8.3 million or 21% to $48.0 million and $14.6 million or 23% to $77.7 million for the three and six months ended June 30, 2016, compared to $39.7 million and $63.1 million for the same periods in 2015. This increase in noninterest expense for the three and six months ended June 30, 2016 was primarily due to higher amortization of tax credit and other investments, and compensation and employee benefits, partially offset by repurchase agreements’ extinguishment costs incurred in 2015 and lower legal expense.

Balance Sheet Analysis

Total assets increased $601.3 million, or 2%, to $32.95 billion as of June 30, 2016, compared to $32.35 billion as of December 31, 2015. The net increase in total assets was primary due to increases of $590.8 million or 3% in net loans held-for-investment, $250.0 million or 16% in resale agreements, and $231.9 million or 17% in cash and cash equivalents and $159.2 million or 100% in held-to-maturity investment security, partially offset by a $532.9 million or 14% decrease in available-for-sale investment securities.

The increase in net loans held-for-investment was primarily driven by growth in the loan portfolio, mainly from increases in CRE loans of $365.9 million, C&I loans of $160.8 million and consumer loans of $107.3 million, partially offset by a decrease in residential loans of $57.6 million.
The increase in cash and cash equivalents was largely due to the timing of cash inflows versus outflows from fundings, payments, and cash requirements related to normal operating activities. The increase in resale agreements was mainly due to a $200.0 million decrease in resale and repurchase agreements that were eligible for netting as of June 30, 2016 compared to December 31, 2015 and $50.0 million in additional purchases of resale agreements during the six months ended June 30, 2016.
The increase in the held-to-maturity investment security was the result of a securitization of multifamily real estate loans entered into by the Company during the first quarter of 2016. The decrease in available-for-sale investment securities of $532.9 million was primarily due to a $510.0 million decrease in U.S. Treasury securities.
Total liabilities increased $427.3 million, or 1%, to $29.66 billion as of June 30, 2016, compared to $29.23 billion as of December 31, 2015. The increase in total liabilities funded our asset growth. This increase is primarily due to a $741.3 million increase in customer deposit growth, a $200.0 million increase in repurchase agreements’ balances as a result of the decrease in resale and repurchase agreements that were eligible for netting as of June 30, 2016 compared to December 31, 2015 and $165.3 million in accrued expenses and other liabilities, partially offset by a $698.9 million decrease in FHLB advances. Total customer deposits increased to $28.22 billion as of June 30, 2016. The net increase in customer deposits was largely due to increases in noninterest-bearing demand deposits of $830.4 million, money market deposits of $477.6 million, and savings and interest checking accounts of $317.8 million, partially offset by a decrease in time deposits of $884.5 million. The decrease in FHLB advances was primarily due to the repayment of a short-term FHLB advance of $700.0 million which matured in the first quarter of 2016.
Investment Securities

Income from investment securities provides a significant portion of the Company’s total income, primarily from available-for-sale investment securities.

The Company’s available-for-sale investment securities are liquid in nature and available to meet funding needs that arise during the normal course of business. The Company aims to maintain an investment portfolio with an appropriate mix of fixed-rate and adjustable-rate securities with relatively short durations to minimize overall interest rate and liquidity risk. The Company’s available-for-sale investment securities portfolio consists primarily of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. government agency and U.S. government sponsored enterprise debt securities, U.S. Treasury securities, corporate debt securities and municipal securities. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income or loss, as a component of stockholders’ equity.

During the first half of 2016, the Company securitized $201.7 million of multifamily residential loans and retained a $160.1 million senior tranche of the securities. The resulting security is classified as a held-to-maturity investment, which is carried at amortized cost. The held-to-maturity security is a non-agency commercial mortgage-backed security maturing on April 25, 2046. Management intends to and has the ability to hold the security to maturity.

Total available-for-sale investment securities decreased $532.9 million or 14% to $3.24 billion as of June 30, 2016, compared with $3.77 billion as of December 31, 2015, primarily due to the decrease in U.S. Treasury securities. During the six months ended June 30, 2016, the Company sold $659.4 million of available-for-sale U.S. Treasury securities and realized gains of $3.9 million. The $659.4 million in sales and $60.0 million in maturities were partially offset by $203.5 million in available-for-sale U.S. Treasury securities purchases during the six months ended June 30, 2016.

As of June 30, 2016, the available-for-sale investment portfolio had net unrealized gains of $20.3 million compared to net unrealized losses of $10.6 million as of December 31, 2015. The change in the net unrealized amount was primarily attributed to a decline in interest rates. As of June 30, 2016 and December 31, 2015, available-for-sale investment securities with fair values of $1.06 billion and $873.0 million, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, and for other purposes required or permitted by law.

Total repayments/maturities and sales of available-for-sale investment securities amounted to $285.4 million and $209.2 million, respectively, for the three months ended June 30, 2016. In comparison, total repayments/maturities and amounts sold were $258.4 million and $287.0 million, respectively, for the three months ended June 30, 2015. Purchases of available-for-sale investment securities during the three months ended June 30, 2016 and 2015 were $527.2 million and $704.2 million, respectively. The Company recorded net gains on sales of available-for-sale investment securities totaling $2.8 million and $5.6 million for the three months ended June 30, 2016 and 2015, respectively.

Total repayments/maturities and sales of available-for-sale investment securities amounted to $443.6 million and $858.1 million, respectively, for the six months ended June 30, 2016. In comparison, total repayments/maturities and amounts sold were $396.8 million and $463.1 million, respectively, for the six months ended June 30, 2015. Purchases of available-for-sale investment securities during the six months ended June 30, 2016 and 2015 were $751.1 million and $1.22 billion, respectively. The Company recorded net gains on sales of available-for-sale investment securities totaling $6.7 million and $10.0 million for the six months ended June 30, 2016 and 2015, respectively.

Securities in an unrealized loss position are analyzed periodically for other-than-temporary impairment (“OTTI”). No OTTI was recognized for the three and six months ended June 30, 2016 and 2015. For complete discussion and disclosure, please see Note 3 — Fair Value Measurement And Fair Value Of Financial Instruments and Note 5 — Investment Securities to the Consolidated Financial Statements.

The following table presents the weighted average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s investment securities as of June 30, 2016:

($ in thousands)	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale investment securities:
U.S. Treasury securities	$120,941	0.56%	$367,619	1.04%	$—	—%	$—	—%	$488,560	0.92%
U.S. government agency and U.S. government sponsored enterprise debt securities	623,321	1.08%	42,272	0.68%	38,336	2.25%	—	—%	703,929	1.12%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	8,363	4.42%	108,874	1.95%	191,127	2.06%	308,364	2.08%
Residential mortgage-backed securities	—	—%	772	1.41%	88,716	2.45%	969,413	1.75%	1,058,901	1.81%
Municipal securities (1)	4,674	2.70%	128,099	2.31%	16,228	2.50%	4,902	3.96%	153,903	2.40%
Non-agency residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	55,975	3.23%	55,975	3.23%
Corporate debt securities:
Investment grade	52,015	1.80%	85,980	1.95%	99,998	1.98%	178,871	1.99%	416,864	1.96%
Non-investment grade	8,408	1.23%	—	—%	—	—%	—	—%	8,408	1.23%
Other securities	45,428	2.35%	—	—%	—	—%	—	—%	45,428	2.35%
Total available-for-sale investment securities	$854,787		$633,105		$352,152		$1,400,288		$3,240,332

Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$—	—%	$—	—%	$—	—%	$159,208	3.15%	$159,208	3.15%

(1)	Yields on tax exempt securities are not presented on a tax-equivalent basis.

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

Most trade finance activities are related to trade with Asian countries. However, a majority of the Company’s loans are made to companies domiciled in the U.S. A substantial portion of these are companies based in California that engage in import and export businesses. Additionally, the Company offers export-import financing to various customers. The Company’s trade finance portfolio consists primarily of loans made to borrowers that import goods into the U.S. and export goods to China. Certain C&I loans may be guaranteed by the Export-Import Bank of the U.S. or direct obligations of the Export-Import Bank of China.
Residential Loans. Adjustable rate mortgage (“ARM”) residential loans consist of both single-family and multifamily loans. The Company offers first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Company offers ARM single-family residential loan programs with one-year, three-year or five-year initial fixed periods. In addition, the Company offers ARM multifamily residential loan programs with six-month or three-year initial fixed periods.

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

The following table presents the composition of the Company’s total loan portfolio by segment as of June 30, 2016 and December 31, 2015:

($ in thousands)	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
CRE:
Income producing	$7,812,733	32%	$7,478,474	32%
Construction	522,967	2%	438,671	2%
Land	140,982	1%	193,604	1%
Total CRE	8,476,682	35%	8,110,749	35%
C&I:
Commercial business	8,449,136	34%	8,213,897	35%
Trade finance	714,668	3%	789,110	3%
Total C&I	9,163,804	37%	9,003,007	38%
Residential:
Single-family	3,186,031	13%	3,066,919	13%
Multifamily	1,346,269	6%	1,522,995	6%
Total residential	4,532,300	19%	4,589,914	19%
Consumer	2,063,430	9%	1,956,091	8%
Total loans held-for-investment (1)	$24,236,216	100%	$23,659,761	100%
Unearned fees, premiums, and discounts, net	151		(16,013)
Allowance for loan losses	(266,768)		(264,959)
Loans held for sale	51,290		31,958
Total loans, net	$24,020,889		$23,410,747

(1)	Loans net of ASC 310-30 discount.

The Company’s total loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as non-purchased credit impaired (“non-PCI”) loans. Acquired loans for which there was, at the acquisition date, evidence of credit deterioration are referred to as purchased credit impaired (“PCI”) loans. PCI loans are recorded net of ASC 310-30 discount and totaled $794.0 million and $970.8 million, respectively, as of June 30, 2016 and December 31, 2015. For additional details regarding PCI loans, please see Note 7 — Loans Receivable And Allowance For Credit Losses to the Consolidated Financial Statements.

Loans held in the Company’s overseas offices include the branch in Hong Kong and the subsidiary bank in China. As of June 30, 2016 and December 31, 2015, loans held in the Hong Kong branch totaled $616.8 million and $694.6 million, respectively. As of June 30, 2016 and December 31, 2015, loans held in the subsidiary bank in China totaled $370.8 million and $356.5 million, respectively. In total, these loans represent approximately 3% of total consolidated assets as of both June 30, 2016 and December 31, 2015. These loans are included in the total loan portfolio table.

Net loans, including loans held for sale, increased $610.1 million to $24.02 billion as of June 30, 2016 from $23.41 billion as of December 31, 2015. The increase was largely attributable to increases of $365.9 million or 5% in CRE loans, $160.8 million or 2% in C&I loans and $107.3 million or 5% in consumer loans, partially offset by a decrease of $57.6 million or 1% in residential loans.

During the three months ended June 30, 2016 and 2015, the Company sold approximately $166.0 million and $232.3 million, respectively, in originated loans resulting in net gains of $2.8 million and $5.8 million, respectively. During the six months ended June 30, 2016 and 2015, the Company sold or securitized approximately $422.2 million and $559.1 million, respectively, in originated loans resulting in net gains of $7.1 million and $14.3 million, respectively. The Company recorded $1.1 million in net gains and $641 thousand in mortgage servicing rights, and retained $160.1 million of the senior tranche of the resulting securities from the securitization of $201.7 million of multifamily residential loans during the six months ended June 30, 2016. Originated loans sold or securitized during the six months ended June 30, 2016, were comprised mainly of $247.5 million of multifamily residential loans, $91.9 million of CRE loans and $79.7 million of C&I loans. In comparison, originated loans sold during the six months ended June 30, 2015 were primarily comprised of single-family residential and C&I loans. Excluding the impact of the $422.2 million in originated loans sold and securitized, organic loan growth during the six months ended June 30, 2016 was $998.7 million or 8% annualized.

The Company purchases loans (including participation loans) and sells loans in the secondary market. During the three and six months ended June 30, 2016, the Company purchased approximately $663.7 million and $1.04 billion of loans, respectively, compared to $183.5 million and $365.5 million, respectively, for the same periods last year. The Company sold approximately $79.7 million and $133.6 million of loans in the secondary market, respectively, resulting in gains on sales of loans of $69 thousand for both the three and six months ended June 30, 2016. In comparison, the Company sold approximately $103.1 million and $446.1 million of loans in the secondary market resulting in net gains of $30 thousand and $1.0 million for the three and six months ended June 30, 2015, respectively.

No LOCOM adjustments related to the loans held for sale portfolio were recorded for three months ended June 30, 2016, compared to the $517 thousand recorded for the three months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, the Company recorded $2.4 million and $517 thousand, respectively, in LOCOM adjustments related to the loans held for sale portfolio. LOCOM adjustments are recorded in Net gains on sales of loans on the Consolidated Statements of Income.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans and OREO, net. Loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. The following table presents information regarding non-PCI nonperforming assets and performing troubled debt restructurings (“TDRs”) as of June 30, 2016 and December 31, 2015:

($ in thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans	$171,580	$121,369
OREO, net	4,877	7,034
Total nonperforming assets	$176,457	$128,403
Performing TDRs	$64,267	$43,575
Non-PCI nonperforming assets to total assets	0.54%	0.40%
Non-PCI nonaccrual loans to loans held-for-investment	0.71%	0.51%
Allowance for loan losses to non-PCI nonaccrual loans	155.48%	218.31%

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrower’s financial condition and loan repayment capabilities. Nonaccrual loans increased by $50.2 million or 41% to $171.6 million as of June 30, 2016 from $121.4 million as of December 31, 2015. The overall increase in nonaccrual loans during the six months ended June 30, 2016 was largely due to CRE and C&I loans that became 90 days or more past due and the increase in loans that were placed into nonaccrual due to cash flow concerns. This increase was partially offset by payoffs and principal paydowns during the same period.

As of June 30, 2016, $91.9 million or 54% of the $171.6 million non-PCI nonaccrual loans consisted of loans which were less than 90 days past due. In comparison, approximately $69.2 million or 57% of the $121.4 million non-PCI nonaccrual loans consisted of loans which were less than 90 days past due as of December 31, 2015. For additional details regarding the Company’s non-PCI nonaccrual loans policy, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

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

The following table presents the accruing and nonaccruing TDRs by loan segments as of June 30, 2016 and December 31, 2015:

($ in thousands)	June 30, 2016		December 31, 2015
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
CRE	$19,107	$13,884	$11,470	$8,310
C&I	28,668	44,682	17,095	34,285
Residential	14,924	9,864	13,770	10,508
Consumer	1,568	—	1,240	—
Total	$64,267	$68,430	$43,575	$53,103

Performing TDR loans increased $20.7 million to $64.3 million as of June 30, 2016, primarily due to one CRE loan and one C&I loan becoming TDRs during the six months ended June 30, 2016. Nonperforming TDR loans increased $15.3 million to $68.4 million as of June 30, 2016 primarily due to one CRE loan and one C&I loan becoming TDRs during the six months ended June 30, 2016.

Impaired loans exclude the homogeneous consumer loan portfolio which is evaluated collectively for impairment. The Company’s impaired loans predominantly include non-PCI loans held-for-investment on nonaccrual status and non-PCI loans modified as a TDR, on both accrual and nonaccrual status. Please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K for additional information regarding the Company’s TDR and impaired loan policies. As of June 30, 2016, the allowance for loan losses included $22.5 million for impaired loans with a total recorded balance of $106.4 million. As of December 31, 2015, the allowance for loan losses included $20.3 million for impaired loans with a total recorded balance of $85.8 million.

The following table presents the recorded investment balances for non-PCI impaired loans as of June 30, 2016 and December 31, 2015:

($ in thousands)	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
CRE:
Income producing	$77,753	33%	$40,067	24%
Construction	—	—%	14	—%
Land	6,393	3%	1,315	1%
Total CRE impaired loans	84,146	36%	41,396	25%
C&I:
Commercial business	98,003	41%	71,156	43%
Trade finance	13,031	6%	10,675	7%
Total C&I impaired loans	111,034	47%	81,831	50%
Residential:
Single-family	12,672	5%	15,012	9%
Multifamily	24,688	11%	23,727	15%
Total residential impaired loans	37,360	16%	38,739	24%
Consumer	1,577	1%	1,240	1%
Total gross impaired loans	$234,117	100%	$163,206	100%

Allowance for Credit Losses

Allowance for credit losses consists of allowance for loan losses and allowance for unfunded credit reserves. Unfunded credit reserves include reserves provided for unfunded lending commitments, unissued commercial letters of credit and standby letters of credit (“SBLCs”) and recourse obligations for loans sold. The allowance for credit losses is increased by the provision for credit losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Net adjustments to the allowance for unfunded credit reserves are included in the provision for credit losses.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent loss in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of June 30, 2016, future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions. For additional details on the Company’s allowance for credit losses, including the methodologies used, please see Note 7 — Loans Receivable And Allowance For Credit Losses to the Consolidated Financial Statements and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

The following table presents a summary of activities in the allowance for credit losses during the three and six months ended June 30, 2016 and 2015:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Allowance for loan losses, beginning of period	$260,238	$257,738	$264,959	$261,679
Provision for (reversal of) loan losses	7,149	(615)	7,535	1,452
Gross charge-offs:
CRE	(139)	(348)	(195)	(1,350)
C&I	(2,214)	(2,843)	(8,074)	(9,432)
Residential	—	(1)	(137)	(747)
Consumer	(3)	—	(4)	(463)
Total gross charge-offs	(2,356)	(3,192)	(8,410)	(11,992)
Gross recoveries:
CRE	142	365	239	1,177
C&I	1,217	5,607	1,903	6,134
Residential	297	997	394	2,448
Consumer	81	329	148	331
Total gross recoveries	1,737	7,298	2,684	10,090
Net (charge-offs) recoveries	(619)	4,106	(5,726)	(1,902)
Allowance for loan losses, end of period	266,768	261,229	266,768	261,229

Allowance for unfunded credit reserves, beginning of period	21,414	15,632	20,360	12,712
(Reversal of) provision for unfunded credit reserves	(1,096)	4,109	(42)	7,029
Allowance for unfunded credit reserves, end of period	20,318	19,741	20,318	$19,741
Allowance for credit losses	$287,086	$280,970	$287,086	$280,970

Average loans held-for-investment	$23,859,992	$21,685,781	$23,823,678	$21,686,572
Loans held-for-investment	$24,236,216	$21,964,612	$24,236,216	$21,964,612
Annualized net charge-offs (recoveries) to average loans held-for-investment	0.01%	(0.08)%	0.05%	0.02%
Allowance for loan losses to loans held-for-investment	1.10%	1.19%	1.10%	1.19%

As of June 30, 2016, the allowance for loan losses amounted to $266.8 million or 1.10% of total loans held-for investment, compared to $265.0 million or 1.12% and $261.2 million or 1.19% of total loans held-for-investment as of December 31, 2015 and June 30, 2015, respectively. Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The fluctuation in the provision for credit losses is dependent on the historical loss rates trend along with the net charge-offs experienced during the period. Provision for loan losses was $7.1 million and $7.5 million for the three and six months ended June 30, 2016, compared to a reversal of provision for loan losses of $615 thousand and provision for loan losses of $1.5 million for the three and six months ended June 30, 2015. The increases in provision for loan losses comparing the three and six months ended June 30, 2016 and 2015 were primarily due to overall loan portfolio growth and changes in qualitative factors.

 The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans as of June 30, 2016 and December 31, 2015:

($ in thousands)	June 30, 2016		December 31, 2015
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
CRE	$78,345	35%	$81,538	35%
C&I	148,435	37%	134,606	38%
Residential	31,567	19%	39,295	19%
Consumer	8,421	9%	9,520	8%
Total	$266,768	100%	$264,959	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of June 30, 2016, the Company established an allowance of $257 thousand on $794.0 million of PCI loans. As of December 31, 2015, an allowance of $359 thousand was established on $970.8 million of PCI loans. The allowance balances for both periods were attributed mainly to the PCI CRE loans.

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. The following table presents the balances for customer deposits as of the dates indicated:

	June 30, 2016	December 31, 2015	Change
($ in thousands)			Amount	Percent
Core deposits:
Noninterest-bearing demand	$9,487,180	$8,656,805	$830,375	10%
Interest-bearing checking	3,515,065	3,336,293	178,772	5%
Money market	7,410,574	6,932,962	477,612	7%
Savings	2,072,065	1,933,026	139,039	7%
Total core deposits	22,484,884	20,859,086	1,625,798	8%
Time deposits	5,732,359	6,616,895	(884,536)	(13)%
Total deposits	$28,217,243	$27,475,981	$741,262	3%

As of June 30, 2016, total deposits totaled $28.22 billion, an increase of $741.3 million or 3% from $27.48 billion as of December 31, 2015. Core deposits totaled $22.48 billion as of June 30, 2016, an increase of $1.63 billion or 8% from $20.86 billion as of December 31, 2015. Core deposits grew largely due to increases of $830.4 million or 10% in noninterest-bearing demand deposits and $477.6 million or 7% in money market deposits accounts.

The increase in core deposits was partially offset by a decrease in time deposits of $884.5 million or 13% to $5.73 billion as of June 30, 2016 from $6.62 billion as of December 31, 2015, largely due to reductions in public funds and brokered deposits.

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, long-term FHLB advances and repurchase agreements.

During the six months ended June 30, 2016, the Company’s subsidiary, East West Bank (China) Limited, entered into several short-term borrowings totaling $29.4 million with interest rates ranging from 2.80% to 2.82%. Of the total short-term borrowings, $9.9 million will mature on August 31, 2016; $9.8 million will mature on March 13, 2017; and $9.8 million will mature on April 27, 2017.

FHLB advances decreased by $698.9 million or 69% to $320.5 million as of June 30, 2016 from $1.02 billion as of December 31, 2015. The decrease was primarily due to the repayment of short-term FHLB advances of $700.0 million which matured in February 2016. As of June 30, 2016, FHLB advances had floating interest rates ranging from 0.69% to 1.02% with remaining maturities between 2.6 and 6.4 years.

Gross repurchase agreements totaled $450.0 million as of June 30, 2016 and December 31, 2015. Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. Repurchase agreements totaled $200.0 million as of June 30, 2016. In comparison, there were no repurchase agreements reported as of December 31, 2015. As of June 30, 2016, $250.0 million of repurchase agreements were eligible for netting against resale agreements, resulting in $200.0 million of net repurchase agreements. In comparison, all $450.0 million of gross repurchase agreements were eligible for netting against resale agreements, resulting in no repurchase agreements reported as of December 31, 2015. As of June 30, 2016 gross repurchase agreements outstanding amounted to $450.0 million with interest rates ranging from 2.87% to 2.91% and original terms between 10.0 years and 16.5 years. The remaining maturity terms of the repurchase agreements range between 6.3 and 7.2 years. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for these agreements were primarily comprised of U.S. government agency and U.S. government sponsored enterprise debt and mortgage-backed securities. Refer to Note 4 — Securities Purchased Under Resale Agreements And Sold Under Repurchase Agreements to the Consolidated Financial Statements for additional details.

Long-Term Debt

Long-term debt, consisting of junior subordinated debt and a term loan, decreased $9.9 million or 5% from $206.1 million as of December 31, 2015 to $196.2 million as of June 30, 2016.  The decrease was primarily due to the quarterly repayment totaling $10.0 million on the term loan.

The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six wholly-owned subsidiaries in conjunction with these transactions. The junior subordinated debt totaled $146.2 million and $146.1 million as June 30, 2016 and December 31, 2015, respectively. The junior subordinated debt had a weighted average interest rate of 2.17% and 1.84% for the six months ended June 30, 2016 and 2015, respectively, and remaining maturity terms of 18.4 years to 21.2 years as of June 30, 2016. Beginning in 2016, trust preferred securities no longer qualify as Tier I capital and are limited to Tier II capital for regulatory purposes, based on Basel III Capital Rules. For further discussion, please see Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2015 Form 10-K.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month London Interbank Offering Rate plus 150 basis points and the weighted average interest rate was 2.17% and 1.81% for the six months ended June 30, 2016 and 2015, respectively. The outstanding balance of the term loan was $50.0 million and $60.0 million as of June 30, 2016 and December 31, 2015, respectively.

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

The Company’s primary source of capital is retention of its operating earnings. Retained earnings increased $152.5 million or 8% to $2.03 billion as of June 30, 2016, compared to $1.87 billion as of December 31, 2015. The increase was primarily due to net income of $210.8 million, reduced by $58.3 million of common stock dividends. Total stockholders’ equity increased $174.0 million or 6% to $3.30 billion as of June 30, 2016, compared to $3.12 billion as of December 31, 2015. The increase was primarily due to the $152.5 million increase in retained earnings, as discussed earlier and the $13.2 million increase in other comprehensive income primarily due to unrealized gains on available-for-sale securities, partially offset by the $3.1 million repurchase of 96,277 treasury shares related to shares withheld from employees’ vested restricted stock units for income tax withholdings.

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

The Company is committed to maintaining capital at a level sufficient to assure the Company’s stockholders, customers and regulators that the Company and the Bank are financially sound. As of June 30, 2016 and December 31, 2015, both the Company and the Bank met all capital requirements under the Basel III Capital Rules on a fully phased-in basis, and were both considered “well capitalized.” The following tables present the Company’s and the Bank’s capital ratios as of June 30, 2016 and December 31, 2015 under Basel III capital rules, and those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

	Basel III Capital Rules
	June 30, 2016		December 31, 2015		Minimum Regulatory Requirements	Well Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirement
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital	10.7%	11.0%	10.5%	11.0%	4.5%	6.5%	7.0%
Tier 1 risk-based capital	10.7%	11.0%	10.7%	11.0%	6.0%	8.0%	8.5%
Total risk-based capital	12.4%	12.1%	12.2%	12.1%	8.0%	10.0%	10.5%
Tier 1 leverage capital	8.7%	8.9%	8.5%	8.8%	4.0%	5.0%	4.0%

The growth in the Company’s balance sheet contributed to the $927.1 million or 4% increase in risk-weighted assets from $25.23 billion as of December 31, 2015 to $26.16 billion as of June 30, 2016. As of June 30, 2016, the Company’s CET1 capital, Tier 1 risk-based capital, total risk-based capital ratios and Tier 1 leverage capital ratios were 10.7%, 10.7%, 12.4% and 8.7%, respectively, well above the well-capitalized requirements of 6.5%, 8.0%, 10.0% and 5.0%, respectively.

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

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. The following table presents the Company’s commitments, commercial letters of credit and SBLCs as of June 30, 2016:

($ in thousands)	Commitments Outstanding
Loan commitments	$4,758,116
Commercial letters of credit and SBLCs	$1,447,447

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

Asset Liability and Market Risk Management

Liquidity

Liquidity refers to the Company’s ability to meet its contractual and contingent financial obligations, on or off-balance sheet, as they become due. The Company’s primary liquidity management objective is to provide sufficient funding for its businesses throughout market cycles and be able to manage both expected and unexpected cash flow needs and requirements without adversely impacting the financial health of the Company. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets and accesses diverse funding sources including its stable core deposit base. The Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position. The ALCO regularly monitors the Company’s liquidity status and related management process, and provides regular reports to the Board.

The Company maintains liquidity in the form of cash and cash equivalents, short-term investments and available-for-sale investment securities. These assets totaled $5.06 billion and $5.43 billion as of June 30, 2016 and December 31, 2015, respectively, accounting for 15% and 17% of total assets as of June 30, 2016 and December 31, 2015, respectively. Traditional forms of funding such as deposits and borrowings augment these liquid assets. Total deposits amounted to $28.22 billion as of June 30, 2016, compared to $27.48 billion as of December 31, 2015, of which core deposits comprised 80% and 76% of total deposits as of June 30, 2016 and December 31, 2015, respectively. As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB of San Francisco, unsecured federal funds’ lines of credit with various correspondent banks for purchase of overnight funds, and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB of San Francisco was $5.59 billion and $3.00 billion, respectively, as of June 30, 2016. The Bank’s unsecured federal funds’ lines of credit, subject to availability, were $716.0 million with correspondent banks. The Company believes that its liquidity sources are sufficient to meet all reasonable foreseeable short-term and intermediate-term needs.

During the six months ended June 30, 2016 and 2015, the Company experienced net cash inflows from operating activities of $271.3 million and $289.5 million, respectively. The difference between net income of $210.8 million and net cash provided by operating activities of $271.3 million for the six months ended June 30, 2016 was primarily due to a $32.3 million increase in cash inflows from accrued expenses and other liabilities and $31.4 million of non-cash charges during the six months ended June 30, 2016. Though net income increased $12.0 million comparing the six months ended June 30, 2016 and 2015, net cash inflows from operating activities decreased $18.2 million. This difference between net income and net cash inflows from operating activities was primarily due to an $81.2 million decrease in cash flows from accrued interest receivable and other assets, partially offset by a $29.2 million increase in cash flows from accrued expenses and other liabilities and a $25.8 million increase in non-cash charges that contributed to a reduction in net income.

Net cash used in investing activities totaled $49.7 million and $798.6 million during the six months ended June 30, 2016 and 2015, respectively. The $748.9 million reduction in net cash used in investing activities during the six months ended June 30, 2016 compared to the same period last year, was primarily due to a $966.8 million increase in net cash inflows from available-for-sale investment securities and a $120.0 million increase in net cash inflows from resale agreements, partially offset by a $310.2 million increase in net cash outflows from loans receivable.

During the six months ended June 30, 2016 and 2015, the Company experienced net cash inflows from financing activities of $13.7 million and $1.35 billion, respectively. The $1.33 billion decrease in net cash inflows from financing activities for the six months ended June 30, 2016 compared to the same period last year, was primarily due to a $766.6 million decrease in net cash provided by deposits and $700.0 million repayment of short-term FHLB advances during the six months ended June 30, 2016.

As of June 30, 2016, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. East West Bank paid total dividends of $100.0 million to East West during the six months ended June 30, 2016 and no dividend was paid for the six months ended June 30, 2015. In addition, in July 2016, the Board declared a quarterly cash dividend of $0.20 per share for the Company’s common stock payable on August 15, 2016 to stockholders of record on August 1, 2016.

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

The interest rate risk exposure is measured and monitored through various risk management tools which include a simulation model that performs interest rate sensitivity analysis under multiple scenarios. The model includes the Company’s loans, customer deposits, investment securities and borrowing portfolios, including the repurchase and resale agreements. The financial instruments from the Company’s domestic and foreign operations, forecasted noninterest income and noninterest expense items are also incorporated in the simulation. The interest rate scenarios simulated include an instantaneous parallel shift and non-parallel shift in the yield curve. In addition, the Company also performs various simulations using alternative interest rate scenarios. The alternative interest rate scenarios include yield curve flattening, yield curve steepening and yield curve inverting. In order to apply the assumed interest rate environment, adjustments are made to reflect the shift in the U.S. Treasury and other appropriate yield curves. The Company incorporates both a static balance sheet and a forward growth balance sheet in order to perform these evaluations. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

The simulation model is based on the actual maturity and re-pricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. The modeled results are highly sensitive to the deposit decay assumptions used for deposits that do not have specific maturities. The Company uses historical regression analysis of the Company’s internal deposit data as a guide to set deposit decay assumptions. In addition, the model is also highly sensitive to certain assumptions on the correlation of the change in interest rates paid on core deposits to changes in benchmark market interest rates, commonly referred to as deposit beta assumptions. Deposit beta assumptions are based on the Company’s historical experience. The model is also sensitive to the loan and investment prepayment assumption. The loan and investment assumption, which relates to anticipated prepayments under different interest rate environments, is based on an independent model, as well as the Company’s historical prepayment experiences.

Existing investment securities, loans, customer deposits and borrowings are assumed to roll into new instruments at a similar spread relative to benchmark interest rates and internal pricing guidelines. The assumptions applied in the model are documented and supported for reasonableness. Changes to key model assumptions are reviewed by the ALCO. Due to the sensitivity of the model results, the Company performs periodic testing to assess the impact of the assumptions. The Company also makes appropriate calibrations when necessary. Scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change. Simulation results are highly dependent on these assumptions. To the extent actual behavior is different from the assumptions in the models, there could be a change in interest rate sensitivity.

The following table presents the Company’s net interest income and economic value of equity (“EVE”) sensitivity at June 30, 2016 and December 31, 2015 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions. The results of the simulation are presented in the table below:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)		EVE Volatility (2)
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
+200	22.1%	18.5%	10.9%	9.8%
+100	11.0%	9.6%	6.2%	5.3%
-100	(3.8)%	(4.0)%	(3.8)%	(4.2)%
-200	(4.1)%	(4.6)%	(9.0)%	(6.9)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

Twelve-Month Net Interest Income Simulation

The Company’s estimated twelve-month net interest income sensitivity increased at June 30, 2016, compared to December 31, 2015, for both upward interest rate scenarios. In a simulated downward interest rate scenario, sensitivity remained relatively unchanged overall for both downward interest rate scenarios, mainly due to rates being at or near the floor rate in the current rate environment. The increase in sensitivity between June 30, 2016 and December 31, 2015 was primarily due to the increase in core deposits. This increase of core deposits caused the portfolio to become more sensitive, since these deposits are either noninterest-bearing demand deposits or have a low deposit beta.

Under most rising interest rate environments, the Company would expect some customers to move balances in demand deposits into higher interest-bearing deposits such as money market, savings or time deposits. The models are particularly sensitive to the assumption about the rate of such migration. The following table presents the Company’s net interest income sensitivity as of June 30, 2016 for the +100 and +200 interest rate scenarios assuming a $1.00 billion, $2.00 billion and $3.00 billion demand deposit migration:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility
	$1.00 Billion Migration 12 Months	$2.00 Billion Migration 12 Months	$3.00 Billion Migration 12 Months
+200	19.1%	16.1%	13.1%
+100	9.1%	7.2%	5.2%

EVE at Risk

The Company’s EVE sensitivity increased as of June 30, 2016, compared to December 31, 2015, for both upward interest rate scenarios. In the simulated upward 100 basis point and 200 basis point interest rate scenarios, sensitivity increased 6.2% and 10.9%, respectively. The increase in sensitivity as of June 30, 2016 compared to December 31, 2015 in the upward interest rate scenario was primarily due to changes in the balance sheet portfolio mix. Overall, sensitivity in the downward interest rate scenarios remained relatively flat at a decrease of 3.8% and 9.0% of the base level as of June 30, 2016 in declining rate scenarios of 100 and 200 basis points, respectively.

The Company’s net interest income and EVE profile as of June 30, 2016, as presented in the net interest income and EVE tables, reflects an asset sensitive net interest income position and an asset sensitive EVE position. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive loans that are funded in part by noninterest-bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, net interest income increases when interest rates increase and decreases when interest rates decrease. As of June 30, 2016, the federal funds target rate was at a range of 0.25% to 0.50% which was unchanged from the range as of December 31, 2015. Further declines in interest rates are not expected to significantly reduce earning asset yield or liability costs, nor have a meaningful impact on net interest income. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

As of June 30, 2016 and December 31, 2015, the Company had cancellable interest rate swaps with original terms of 20 years and between 20 and 25 years, respectively. The objective of these interest rate swap contracts, which were designated as fair value hedges, was to obtain low-cost floating rate funding on the Company’s brokered certificates of deposit. As of June 30, 2016 and December 31, 2015, the swap contracts called for the Company to receive a fixed interest rate and pay a variable interest rate. As of June 30, 2016 and December 31, 2015, the notional amounts of the Company’s brokered certificates of deposit interest rate swaps were $48.4 million and $112.9 million, respectively. The fair values were an $810 thousand liability and a $5.2 million liability as of June 30, 2016 and December 31, 2015, respectively. This decrease was primarily due to $63.7 million notional amounts of interest rate swaps on certificates of deposit that were called during the six months ended June 30, 2016.

The Company also offers various interest rate derivative products to clients. When derivative transactions are executed with clients, the derivative contracts are offset by paired trades with registered swap dealers. These contracts allow borrowers to lock in attractive intermediate and long term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedge relationship and, therefore, are economic hedges and hedge accounting does not apply.  The contracts are marked to market each reporting period with changes in fair value recorded as part of Noninterest income on the Consolidated Statements of Income. Fair values are determined from verifiable third-party sources that have considerable experience with derivative markets. The Company provides data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. As of June 30, 2016 and December 31, 2015, the Company had entered into derivative contracts with clients and offsetting derivative contracts with counterparties having a notional balance totaling $7.07 billion and $6.49 billion, respectively. Since these contracts are primarily back-to-back interest rate swaps, the Company’s net exposures as of June 30, 2016 and December 31, 2015 to interest rate derivative contracts were $2.7 million and $110 thousand liability, respectively.

The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of allowing its clients to hedge transactions in foreign currencies from fluctuations in foreign exchange rates and also to allow the Company to economically hedge against foreign exchange fluctuations in certain certificates of deposit and loans that it offers to its customers that are denominated in foreign currencies. These transactions are economic hedges and the Company does not apply hedge accounting. The Company’s policies also permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Act. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls. As of June 30, 2016 and December 31, 2015, the Company’s outstanding foreign exchange contracts that were not designated as hedging instruments, totaled $782.1 million and $653.0 million, respectively. The fair values of the foreign exchange contracts, included in Other assets and Accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $10.1 million and $8.6 million, respectively, as of June 30, 2016 and $10.3 million and $9.4 million, respectively, as of December 31, 2015.

As of June 30, 2016 and December 31, 2015, the Company had two foreign exchange contracts, which were designated as net investment hedges to mitigate the risk of adverse changes in the USD-RMB exchange rate to hedge a portion of the Company’s net investment in its subsidiary, East West Bank (China) Limited. As of June 30, 2016 and December 31, 2015, the Company’s currency hedge had a notional value of 560.0 million RMB, the equivalent of 85.5 million USD, and a 560.0 million RMB, the equivalent of 86.6 million USD, respectively. The fair values were a $1.7 million liability and a $2.4 million asset of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the contracts have a weighted average strike price of 6.5535 RMB to USD and expire in September 2016.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2016, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2016, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see Note 10 — Commitments and Contingencies - Litigation, in Part I of this report, incorporated herein by reference.

ITEM 1A.  RISK FACTORS

The Company’s 2015 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There has been no material change to the Company’s risk factors as presented in the Company’s 2015 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended June 30, 2016.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2, furnished with this report:

Exhibit No.	Exhibit Description

10.1
East West Bancorp, Inc. 2016 Stock Incentive Plan, as amended [Incorporated by reference to Exhibit A from the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 21, 2016.]

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

Dated:	August 5, 2016

EAST WEST BANCORP INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer