Form 10-Q
period 2016-09-30
EAST WEST BANCORP INC
filed 2016-11-04
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 144,164,156 shares as of October 31, 2016.

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

•
changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System, the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Securities and Exchange Commission (“SEC”), the Consumer Financial Protection Bureau and the California Department of Business Oversight — Division of Financial Institutions;

•	changes in the economy of and monetary policy in the People’s Republic of China;

•	changes in income tax laws and regulations;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies and their impact on critical accounting policies and assumptions;

•	changes in the equity and debt securities markets;

•	future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;

•	fluctuations of the Company’s stock price;

•	fluctuations in foreign currency exchange rates;

•	success and timing of the Company’s business strategies;

•	ability of the Company to adopt and successfully integrate new technologies into its business in a strategic manner;

•	impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations and legal actions;

•	impact of potential federal tax increases and spending cuts;

•	impact of adverse judgments or settlements in litigation;

•	impact of regulatory enforcement actions;

•	changes in the Company’s ability to receive dividends from its subsidiaries;

•	impact of political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•	impact of natural or man-made disasters or calamities or conflicts;

•	continuing consolidation in the financial services industry;

•	the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;

•	impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the Company’s business, business practices and cost of operations;

•	impact of adverse changes to the Company’s credit ratings from the major credit rating agencies;

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

PART I — FINANCIAL INFORMATION

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,666,832	$1,360,887
Short-term investments	307,473	299,916
Securities purchased under resale agreements (“resale agreements”)	1,500,000	1,600,000
Available-for-sale investment securities, at fair value	3,236,624	3,773,226
Held-to-maturity investment security, at cost (fair value of $154,296 in 2016)	154,461	—
Loans held-for-sale	47,719	31,958
Loans held-for-investment (net of allowance for loan losses of $255,812 in 2016 and $264,959 in 2015)	24,476,150	23,378,789
Investment in Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	28,770
Investment in Federal Reserve Bank stock, at cost	55,355	54,932
Investments in qualified affordable housing partnerships, net	173,045	193,978
Premises and equipment (net of accumulated depreciation of $110,668 in 2016 and $100,060 in 2015)	162,482	166,993
Goodwill	469,433	469,433
Other assets	988,451	992,040
TOTAL	$33,255,275	$32,350,922
LIABILITIES
Customer deposits:
Noninterest-bearing	$9,524,021	$8,656,805
Interest-bearing	19,068,420	18,819,176
Total deposits	28,592,441	27,475,981
Short-term borrowings	36,992	—
FHLB advances	321,084	1,019,424
Securities sold under repurchase agreements (“repurchase agreements”)	200,000	—
Long-term debt	191,265	206,084
Accrued expenses and other liabilities	535,439	526,483
Total liabilities	29,877,221	29,227,972
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 164,567,479 and 164,246,517 shares issued in 2016 and 2015, respectively.	164	164
Additional paid-in capital	1,718,249	1,701,295
Retained earnings	2,106,121	1,872,594
Treasury stock at cost — 20,434,175 shares in 2016 and 20,337,284 shares in 2015.	(439,306)	(436,162)
Accumulated other comprehensive loss (“AOCI”), net of tax	(7,174)	(14,941)
Total stockholders’ equity	3,378,054	3,122,950
TOTAL	$33,255,275	$32,350,922

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data, shares in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$255,316	$244,372	$763,189	$719,987
Investment securities	13,388	10,279	37,433	29,947
Resale agreements	7,834	4,411	22,479	13,940
Investment in FHLB and Federal Reserve Bank stock	611	1,380	2,008	4,922
Due from banks and short-term investments	3,168	4,190	10,245	14,542
Total interest and dividend income	280,317	264,632	835,354	783,338
INTEREST EXPENSE
Customer deposits	21,049	18,519	60,708	53,677
Short-term borrowings	212	35	390	53
FHLB advances	1,361	1,074	4,153	3,156
Repurchase agreements	2,319	3,555	6,441	19,494
Long-term debt	1,228	1,160	3,726	3,460
Total interest expense	26,169	24,343	75,418	79,840
Net interest income before provision for credit losses	254,148	240,289	759,936	703,498
Provision for credit losses	9,525	7,736	17,018	16,217
Net interest income after provision for credit losses	244,623	232,553	742,918	687,281
NONINTEREST INCOME
Branch fees	10,408	9,982	30,983	29,157
Letters of credit fees and foreign exchange income	10,908	7,468	31,404	24,999
Ancillary loan fees	6,135	4,839	13,997	10,307
Wealth management fees	4,033	4,374	9,862	14,310
Derivative commission income	5,375	4,274	12,005	12,037
Net gains on sales of loans	2,158	4,888	6,967	19,719
Net gains on sales of available-for-sale investment securities	1,790	17,036	8,468	26,994
Changes in FDIC indemnification asset and receivable/payable	—	(3,883)	—	(18,973)
Other fees and operating income	8,534	5,203	20,432	20,350
Total noninterest income	49,341	54,181	134,118	138,900
NONINTEREST EXPENSE
Compensation and employee benefits	75,042	66,185	220,166	193,298
Occupancy and equipment expense	15,456	15,362	45,619	45,990
Amortization of tax credit and other investments	32,618	12,269	60,779	21,565
Amortization of premiums on deposits acquired	2,023	2,310	6,177	7,038
Deposit insurance premiums and regulatory assessments	6,450	4,726	17,341	13,723
Other real estate owned (“OREO”) (income) expense	(67)	(1,374)	1,484	(7,481)
Legal expense	5,361	2,099	12,714	13,103
Data processing	2,729	2,602	8,712	7,596
Consulting expense	4,594	4,983	19,027	9,596
Deposit related expenses	3,082	2,538	7,675	7,402
Computer software expense	3,331	2,355	9,267	6,404
Repurchase agreements’ extinguishment costs	—	15,193	—	21,818
Other operating expense	19,881	18,497	57,024	55,893
Total noninterest expense	170,500	147,745	465,985	395,945
INCOME BEFORE INCOME TAXES	123,464	138,989	411,051	430,236
INCOME TAX EXPENSE	13,321	44,892	90,108	137,364
NET INCOME	$110,143	$94,097	$320,943	$292,872
EARNINGS PER SHARE (“EPS”)
BASIC	$0.76	$0.65	$2.23	$2.04
DILUTED	$0.76	$0.65	$2.21	$2.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	144,122	143,861	144,061	143,788
DILUTED	145,238	144,590	145,086	144,468
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.60	$0.60

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$110,143	$94,097	$320,943	$292,872
Other comprehensive (loss) income, net of tax:
Net change in unrealized (losses) gains on available-for-sale investment securities	(4,907)	3,246	12,993	4,439
Foreign currency translation adjustments	(555)	(6,846)	(5,226)	(6,846)
Other comprehensive (loss) income	(5,462)	(3,600)	7,767	(2,407)
COMPREHENSIVE INCOME	$104,681	$90,497	$328,710	$290,465

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, net of tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2015	143,582,229	$1,677,931	$1,604,141	$(430,198)	$4,237	$2,856,111
Net income	—	—	292,872	—	—	292,872
Other comprehensive loss	—	—	—	—	(2,407)	(2,407)
Stock compensation costs	—	11,702	—	—	—	11,702
Tax benefit from stock compensation plans, net	—	3,227	—	—	—	3,227
Net activity of common stock pursuant to various stock compensation plans and agreements	287,725	2,569	—	(5,859)	—	(3,290)
Common stock dividends	—	—	(87,100)	—	—	(87,100)
BALANCE, SEPTEMBER 30, 2015	143,869,954	$1,695,429	$1,809,913	$(436,057)	$1,830	$3,071,115
BALANCE, JANUARY 1, 2016	143,909,233	$1,701,459	$1,872,594	$(436,162)	$(14,941)	$3,122,950
Net income	—	—	320,943	—	—	320,943
Other comprehensive income	—	—	—	—	7,767	7,767
Stock compensation costs	—	13,973	—	—	—	13,973
Tax benefit from stock compensation plans, net	—	1,019	—	—	—	1,019
Net activity of common stock pursuant to various stock compensation plans and agreements	224,071	1,962	—	(3,144)	—	(1,182)
Common stock dividends	—	—	(87,416)	—	—	(87,416)
BALANCE, SEPTEMBER 30, 2016	144,133,304	$1,718,413	$2,106,121	$(439,306)	$(7,174)	$3,378,054

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$320,943	$292,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,561	52,810
Accretion of discount and amortization of premiums, net	(37,881)	(47,890)
Changes in FDIC indemnification asset and receivable/payable	—	18,973
Stock compensation costs	13,973	11,702
Deferred tax expenses	3,730	118,079
Tax benefit from stock compensation plans, net	(1,019)	(3,227)
Provision for credit losses	17,018	16,217
Net gains on sales of loans	(6,967)	(19,719)
Net gains on sales of available-for-sale investment securities	(8,468)	(26,994)
Net gains on sales of premises and equipment and OREO	(3,300)	(13,350)
Originations and purchases of loans held-for-sale	(10,901)	(623)
Proceeds from sales and paydowns/payoffs in loans held-for-sale	15,065	2,232
Repurchase agreements’ extinguishment costs	—	21,818
Net payments to FDIC shared-loss agreements	—	(12,038)
Net change in accrued interest receivable and other assets	(1,570)	(28,957)
Net change in accrued expenses and other liabilities	19,217	39,157
Other net operating activities	(797)	525
Total adjustments	96,661	128,715
Net cash provided by operating activities	417,604	421,587
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans held-for-investment	(317,142)	(1,873,612)
Short-term investments	(13,469)	75,940
Investments in qualified affordable housing partnerships, tax credit and other investments	(57,742)	(48,204)
Purchases of:
Resale agreements	(1,150,000)	(1,645,000)
Available-for-sale investment securities	(1,330,724)	(2,190,503)
Loans held-for-investment (including loan participations)	(1,497,218)	(572,558)
Proceeds from sales of:
Available-for-sale investment securities	1,008,256	1,328,487
Loans held-for-investment (including loan participations)	545,256	1,271,128
OREO	3,271	33,921
Paydowns and maturities of resale agreements	1,450,000	1,370,000
Repayments, maturities and redemptions of available-for-sale investment securities	870,965	558,669
Other net investing activities	15,278	14,736
Net cash used in investing activities	(473,269)	(1,676,996)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in:
Deposits	1,130,022	2,765,985
Short-term borrowings	37,699	3,271
Proceeds from:
Issuance of common stock pursuant to various stock compensation plans and agreements	1,962	1,769
Payments for:
Repayment of FHLB advances	(700,000)	—
Repayment of long-term debt	(15,000)	(15,000)
Extinguishment of repurchase agreements	—	(566,818)
Repurchase of vested shares due to employee tax liability	(3,144)	(5,859)
Cash dividends	(86,984)	(86,850)
Tax benefit from stock compensation plans, net	1,019	3,227
Net cash provided by financing activities	365,574	2,099,725
Effect of exchange rate changes on cash and cash equivalents	(3,964)	(8,498)
NET INCREASE IN CASH AND CASH EQUIVALENTS	305,945	835,818
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,360,887	1,039,885
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,666,832	$1,875,703

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$76,750	$81,739
Income tax payments/(refunds), net	$20,652	$(20,367)
Noncash investing and financing activities:
Loans held-for-investment transferred to loans held-for-sale, net	$720,670	$1,556,456
Transfers to OREO	$6,086	$8,059
Loans to facilitate sale of OREO	$—	$1,750
Held-to-maturity investment security retained from securitization of loans	$160,135	$—
Dividends payable	$432	$250

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West and its subsidiaries, East West Bank and subsidiaries (referred to herein as “East West Bank” or the “Bank”) and East West Insurance Services, Inc. Intercompany transactions and balances have been eliminated in consolidation. As of September 30, 2016, East West has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, the Trusts are not consolidated into the Company.

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

NOTE 2 — CURRENT ACCOUNTING DEVELOPMENTS

NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis that changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amended guidance 1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; 2) eliminates the presumption that a general partner should consolidate a limited partnership; 3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) provides a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a7 of the Investment Company Act of 1940 for registered money market funds. The Company adopted this amended guidance in the first quarter of 2016 and the adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers.  ASU 2014-09 clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company’s preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements. However, there are many aspects of the new accounting guidance that are still being interpreted and the FASB has recently issued updates to certain aspects of the guidance. The results of our materiality analysis may change based on the conclusion reached as to the application of the new guidance.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the classification of certain cash receipts and payments in the consolidated statement of cash flows in order to reduce diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of September 30, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$456,448	$456,448	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	383,331	—	383,331	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	326,818	—	326,818	—
Residential mortgage-backed securities	1,194,838	—	1,194,838	—
Municipal securities	152,293	—	152,293	—
Non-agency residential mortgage-backed securities:
Investment grade	52,957	—	52,957	—
Corporate debt securities:
Investment grade	281,987	—	281,987	—
Non-investment grade	8,778	—	8,778	—
Foreign bonds:
Investment grade	337,434	—	337,434	—
Other securities	41,740	31,939	9,801	—
Total available-for-sale investment securities	$3,236,624	$488,387	$2,748,237	$—

Derivative assets:
Interest rate swaps and options	$144,293	$—	$144,293	$—
Foreign exchange contracts	$6,065	$—	$6,065	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(2,137)	$—	$(2,137)	$—
Foreign currency forward contracts	$(78)	$—	$(78)	$—
Interest rate swaps and options	$(146,623)	$—	$(146,623)	$—
Foreign exchange contracts	$(3,334)	$—	$(3,334)	$—
Credit risk participation agreements (“RPAs”)	$(8)	$—	$(8)	$—

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2015
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$998,515	$998,515	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	768,849	—	768,849	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	351,662	—	351,662	—
Residential mortgage-backed securities	997,396	—	997,396	—
Municipal securities	175,649	—	175,649	—
Non-agency residential mortgage-backed securities:
Investment grade	62,393	—	62,393	—
Corporate debt securities:
Investment grade	279,432	—	279,432	—
Non-investment grade	9,642	—	9,642	—
Foreign bonds:
Investment grade	89,795	4,514	85,281	—
Other securities	39,893	31,121	8,772	—
Total available-for-sale investment securities	$3,773,226	$1,034,150	$2,739,076	$—

Derivative assets:
Foreign currency forward contracts	$2,365	$—	$2,365	$—
Interest rate swaps and options	$67,215	$—	$67,215	$—
Foreign exchange contracts	$10,254	$—	$10,254	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(5,213)	$—	$(5,213)	$—
Interest rate swaps and options	$(67,325)	$—	$(67,325)	$—
Foreign exchange contracts	$(9,350)	$—	$(9,350)	$—
RPAs	$(4)	$—	$(4)	$—

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There were no assets or liabilities measured using significant unobservable inputs (Level 3) on a recurring basis for the three and nine months ended September 30, 2016. The following table presents a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015		2015
	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities
Beginning balance	$—	$—	$6,528	$(3,392)
Total gains (losses) for the period:
Included in earnings (1)	—	—	960	(20)
Included in other comprehensive income (2)	—	—	922	—
Sales and settlements:
Sales	—	—	(7,219)	—
Settlements	—	—	(98)	3,412
Transfers in and/or out of Level 3	—	—	(1,093)	—
Ending balance	$—	$—	$—	$—
Changes in unrealized losses included in earnings relating to assets and liabilities held for the period	$—	$—	$—	$—

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

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers of assets measured on a recurring basis in and out of Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2016, and three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company transferred $1.1 million of pooled trust preferred securities measured on a recurring basis out of Level 3 into Level 2 due to increased market liquidity and price observability.

Assets measured at fair value on a nonrecurring basis include certain non-purchased credit impaired (“non-PCI”) loans that were impaired, OREO and loans held-for-sale.  These fair value adjustments result from impairments recognized during the period on certain non-PCI impaired loans, application of fair value less cost to sell on OREO and application of lower of cost or market (“LOCOM”) valuation on loans held-for-sale.

The following tables present the carrying amounts of assets included in the Consolidated Balance Sheets that had fair value changes during the year-to-date period measured on a nonrecurring basis:

	Assets Measured at Fair Value on a Nonrecurring Basis as of September 30, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial real estate (“CRE”)	$20,904	$—	$—	$20,904
Commercial and industrial (“C&I”)	58,854	—	—	58,854
Residential	2,305	—	—	2,305
Consumer	594	—	—	594
Total non-PCI impaired loans	$82,657	$—	$—	$82,657
OREO	$2,760	$—	$—	$2,760
Loans held-for-sale	$26,931	$—	$26,931	$—

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2015
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
CRE	$17,252	$—	$—	$17,252
C&I	35,558	—	—	35,558
Residential	16,472	—	—	16,472
Consumer	1,180	—	—	1,180
Total non-PCI impaired loans	$70,462	$—	$—	$70,462
OREO	$4,929	$—	$—	$4,929
Loans held-for-sale	$29,238	$—	$29,238	$—

The following table presents fair value adjustments of assets measured on a nonrecurring basis recognized during the three and nine months ended and which were included in the Consolidated Balance Sheets as of September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Non-PCI impaired loans:
CRE	$(282)	$101	$1,741	$(845)
C&I	77	(707)	(5,497)	(9,806)
Residential	(14)	(314)	(14)	(565)
Consumer	—	(59)	17	(59)
Total non-PCI impaired loans	$(219)	$(979)	$(3,753)	$(11,275)
OREO	$(41)	$(1,556)	$(994)	$(1,739)
Loans held-for-sale	$—	$—	$(2,351)	$(517)

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of September 30, 2016 and December 31, 2015:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
September 30, 2016
Non-PCI impaired loans	$55,097	Discounted cash flow	Discount rate	0% — 45%	4%
	$27,560	Market comparables	Discount rate (1)	0% — 100%	2%
OREO	$2,760	Appraisal	Selling cost	8%	8%
December 31, 2015
Non-PCI impaired loans	$27,522	Discounted cash flow	Discount rate	0% — 87%	30%
	$42,940	Market comparables	Discount rate (1)	0% — 100%	17%
OREO	$4,929	Appraisal	Selling cost	8%	8%

(1)	Discount rate is adjusted for factors such as liquidation cost of collateral and selling cost.

The following tables present the carrying and fair values per the fair value hierarchy of certain financial instruments, excluding those measured at fair value on a recurring basis, as of September 30, 2016 and December 31, 2015:

($ in thousands)	September 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,666,832	$1,666,832	$—	$—	$1,666,832
Short-term investments	$307,473	$—	$307,473	$—	$307,473
Resale agreements (1)	$1,500,000	$—	$1,496,965	$—	$1,496,965
Held-to-maturity investment security	$154,461	$—	$—	$154,296	$154,296
Loans held-for-sale	$47,719	$—	$47,719	$—	$47,719
Loans held-for-investment, net	$24,476,150	$—	$—	$24,349,603	$24,349,603
Investment in FHLB stock	$17,250	$—	$17,250	$—	$17,250
Investment in Federal Reserve Bank stock	$55,355	$—	$55,355	$—	$55,355
Accrued interest receivable	$88,343	$—	$88,343	$—	$88,343
Financial liabilities:
Customer deposits:
Demand, interest checking, savings and money market deposits	$22,994,054	$—	$22,994,054	$—	$22,994,054
Time deposits	$5,598,387	$—	$5,603,591	$—	$5,603,591
Short-term borrowings	$36,992	$—	$36,992	$—	$36,992
FHLB advances	$321,084	$—	$333,437	$—	$333,437
Repurchase agreements (1)	$200,000	$—	$263,948	$—	$263,948
Long-term debt	$191,265	$—	$195,801	$—	$195,801
Accrued interest payable	$7,516	$—	$7,516	$—	$7,516

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. As of September 30, 2016, $250.0 million out of $450.0 million of repurchase agreements was eligible for netting against resale agreements.

($ in thousands)	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,360,887	$1,360,887	$—	$—	$1,360,887
Short-term investments	$299,916	$—	$299,916	$—	$299,916
Resale agreements (1)	$1,600,000	$—	$1,533,961	$—	$1,533,961
Loans held-for-sale	$31,958	$—	$31,958	$—	$31,958
Loans held-for-investment, net	$23,378,789	$—	$—	$23,000,817	$23,000,817
Investment in FHLB stock	$28,770	$—	$28,770	$—	$28,770
Investment in Federal Reserve Bank stock	$54,932	$—	$54,932	$—	$54,932
Accrued interest receivable	$89,243	$—	$89,243	$—	$89,243
Financial liabilities:
Customer deposits:
Demand, interest checking, savings and money market deposits	$20,859,086	$—	$20,859,086	$—	$20,859,086
Time deposits	$6,616,895	$—	$6,606,942	$—	$6,606,942
FHLB advances	$1,019,424	$—	$1,032,000	$—	$1,032,000
Long-term debt	$206,084	$—	$186,593	$—	$186,593
Accrued interest payable	$8,848	$—	$8,848	$—	$8,848

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

Held-to-Maturity Investment Security — The fair value of the held-to-maturity investment security is determined by the discount cash flow approach. The discount rate is derived from conditional prepayment rate, constant default rate, loss severity and discount margin. Due to the significant unobservable inputs, the held-to-maturity investment security is classified as Level 3.

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

Loans Held-for-Sale — The Company’s loans held-for-sale are carried at the LOCOM. These loans are mainly comprised of student loans.  The fair value of loans held-for-sale is derived from current market prices and comparative current sales. As such, the Company records any fair value adjustments on a nonrecurring basis. Loans held-for-sale are classified as Level 2.

Non-PCI Impaired Loans — The Company evaluates non-PCI impaired loans on a nonrecurring basis. The fair value of non-PCI impaired loans is measured using the market comparables or discounted cash flow techniques. For CRE loans and C&I loans, the fair value is based on each loan’s observable market price or the fair value of the collateral less cost to sell, if the loan is collateral dependent. The fair value of collateral is based on third party appraisals or evaluations which are reviewed by the Company’s appraisal department. All appraisals include an “as is” market value without conditions as of the effective date of the appraisal. Updated appraisals and evaluations are generally obtained within the last 12 months. For certain impaired loans, the Company utilizes the discounted cash flow approach and applies a discount rate derived from historical data. The significant unobservable inputs used in the fair value measurement of non-PCI impaired loans are discount rates applied based on the liquidation cost of collateral and selling cost. On a quarterly basis, all nonperforming assets are reviewed to assess whether the current carrying value is supported by the collateral or cash flow and to ensure that the current carrying value is appropriate. Non-PCI impaired loans are classified as Level 3.

Loans Held-for-Investment, net — The fair value of loans held-for-investment is determined based on a discounted cash flow approach considered for an exit price value. The discount rate is derived from the associated yield curve plus spreads that reflect the rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within any of the loan portfolios. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair value valuation of credit for such loans. Due to the unobservable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 3.

OREO — The Company’s OREO represents properties acquired through foreclosure or through full or partial satisfaction of loans held-for-investment, which are recorded at estimated fair value less the cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less the cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals, broker price opinions or accepted written offers. Please refer to the Non-PCI Impaired Loans section above for a detailed discussion on the Company’s policies and procedures related to appraisals and evaluations. On a monthly basis, the current fair market value of each OREO property is reviewed to ensure that the current carrying value is appropriate. The Company uses the market comparable valuation technique to measure the fair value of OREO properties. The significant unobservable input used is the selling cost. OREO properties are classified as Level 3.

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

Interest Rate Swaps and Options — The Company enters into interest rate swap and option contracts with institutional counterparties to hedge against interest rate swap and option products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or option contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves.  The fair value of interest rate options is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps).  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, model-derived credit spreads. As of September 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts’ positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative valuations in Level 2 of the fair value hierarchy due to the observable nature of the significant inputs utilized.

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

Resale Agreements

Resale agreements are recorded at the balances at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $1.75 billion and $2.05 billion as of September 30, 2016 and December 31, 2015, respectively. The weighted average interest rates were 1.70% and 1.61% as of September 30, 2016 and December 31, 2015, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for the repurchase agreements are comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $450.0 million as of both September 30, 2016 and December 31, 2015, respectively. The weighted average interest rates were 3.00% and 2.60% as of September 30, 2016 and December 31, 2015, respectively.

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

The following tables present resale and repurchase agreements included on the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015:

($ in thousands)	As of September 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments	Collateral Received		Net Amount
Resale agreements	$1,750,000	$(250,000)	$1,500,000	$—	$(1,499,719)	(1)	$281

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments	Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(250,000)	$200,000	$—	$(200,000)	(2)	$—

($ in thousands)	As of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments	Collateral Received		Net Amount
Resale agreements	$2,050,000	$(450,000)	$1,600,000	$—	$(1,593,503)	(1)	$6,497

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments	Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(450,000)	$—	$—	$—	(2)	$—

(1)	Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

(2)
Represents the fair value of securities the Company has pledged under repurchase agreements, limited for table presentation purposes to the amount of the recognized liability owed to each counterparty.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to derivatives, refer to Note 6 — Derivatives to the Consolidated Financial Statements for additional information.

NOTE 5 — INVESTMENT SECURITIES

The following table presents the amortized cost, gross unrealized gains and losses and fair value by major categories of available-for-sale investment securities, which are carried at fair value, and a held-to-maturity investment security, which is carried at amortized cost:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2016
Available-for-sale investment securities:
U.S. Treasury securities	$455,019	$1,440	$(11)	$456,448
U.S. government agency and U.S. government sponsored enterprise debt securities	381,986	1,386	(41)	383,331
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	325,486	2,791	(1,459)	326,818
Residential mortgage-backed securities	1,188,753	8,538	(2,453)	1,194,838
Municipal securities	149,008	3,423	(138)	152,293
Non-agency residential mortgage-backed securities:
Investment grade (1)	51,396	1,578	(17)	52,957
Corporate debt securities:
Investment grade (1)	282,106	533	(652)	281,987
Non-investment grade (1)	10,191	—	(1,413)	8,778
Foreign bonds:
Investment grade (1) (2)	340,474	419	(3,459)	337,434
Other securities	40,388	1,355	(3)	41,740
Total available-for-sale investment securities	3,224,807	21,463	(9,646)	3,236,624
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	154,461	—	(165)	154,296
Total investment securities	$3,379,268	$21,463	$(9,811)	$3,390,920

As of December 31, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$1,002,874	$33	$(4,392)	$998,515
U.S. government agency and U.S. government sponsored enterprise debt securities	771,288	555	(2,994)	768,849
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	354,418	268	(3,024)	351,662
Residential mortgage-backed securities	996,255	7,542	(6,401)	997,396
Municipal securities	173,785	2,657	(793)	175,649
Non-agency residential mortgage-backed securities:
Investment grade (1)	62,133	433	(173)	62,393
Corporate debt securities:
Investment grade (1)	280,850	129	(1,547)	279,432
Non-investment grade (1)	11,491	—	(1,849)	9,642
Foreign bonds:
Investment grade (1) (2)	90,586	3	(794)	89,795
Other securities	40,149	124	(380)	39,893
Total available-for-sale investment securities	$3,783,829	$11,744	$(22,347)	$3,773,226

(1)
Available-for-sale investment securities rated BBB- or higher by S&P or Baa3 or higher by Moody’s are considered investment grade.  Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade. Classifications are based on the lower of the credit ratings by S&P or Moody’s.

(2)	Fair values of foreign bonds include $296.8 million and $49.7 million of multilateral development bank bonds as of September 30, 2016 and December 31, 2015, respectively.

Unrealized Losses

The following table presents the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2016
Available-for-sale investment securities:
U.S. Treasury securities	$30,375	$(11)	$—	$—	$30,375	$(11)
U.S. government agency and U.S. government sponsored enterprise debt securities	35,019	(41)	—	—	35,019	(41)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	61,708	(716)	59,680	(743)	121,388	(1,459)
Residential mortgage-backed securities	304,826	(1,658)	70,557	(795)	375,383	(2,453)
Municipal securities	5,334	(111)	2,870	(27)	8,204	(138)
Non-agency residential mortgage-backed securities:
Investment grade	7,027	(17)	—	—	7,027	(17)
Corporate debt securities:
Investment grade	49,377	(178)	81,935	(474)	131,312	(652)
Non-investment grade	—	—	8,778	(1,413)	8,778	(1,413)
Foreign bonds:
Investment grade	276,313	(3,109)	9,650	(350)	285,963	(3,459)
Other securities	2,690	(3)	—	—	2,690	(3)
Total available-for-sale investment securities	772,669	(5,844)	233,470	(3,802)	1,006,139	(9,646)
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	154,296	(165)	—	—	154,296	(165)
Total investment securities	$926,965	$(6,009)	$233,470	$(3,802)	$1,160,435	$(9,811)

As of December 31, 2015
Available-for-sale investment securities:
U.S. Treasury securities	$907,400	$(4,250)	$20,282	$(142)	$927,682	$(4,392)
U.S. government agency and U.S. government sponsored enterprise debt securities	541,385	(2,994)	—	—	541,385	(2,994)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	252,340	(2,562)	20,793	(462)	273,133	(3,024)
Residential mortgage-backed securities	535,842	(4,530)	58,315	(1,871)	594,157	(6,401)
Municipal securities	48,495	(437)	14,739	(356)	63,234	(793)
Non-agency residential mortgage-backed securities:
Investment grade	5,123	(1)	6,242	(172)	11,365	(173)
Corporate debt securities:
Investment grade	149,358	(683)	80,276	(864)	229,634	(1,547)
Non-investment grade	—	—	9,642	(1,849)	9,642	(1,849)
Foreign bonds:
Investment grade	74,101	(506)	9,713	(288)	83,814	(794)
Other securities	13,475	(112)	8,731	(268)	22,206	(380)
Total available-for-sale investment securities	$2,527,519	$(16,075)	$228,733	$(6,272)	$2,756,252	$(22,347)

For each reporting period, the Company examines all individual securities that are in an unrealized loss position for OTTI.  For discussion of the factors and criteria the Company uses in analyzing securities for OTTI, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

The unrealized losses were primarily attributed to the yield curve movement, in addition to widened liquidity spread and credit spread. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company believes the gross unrealized losses detailed in the previous tables are temporary and are not due to reasons of credit quality. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, no impairment loss has been recorded in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015.

During the first quarter of 2016, the Company obtained a non-agency mortgage-backed investment security, through the securitization of multifamily real estate loans, which was classified as held-to-maturity and is measured at amortized cost. The Company has the intent and ability to hold the security to maturity. For detailed discussion, please see to Note 7 — Loans Receivable And Allowance For Credit Losses to the Consolidated Financial Statements.

OTTI

The following table presents a rollforward of the amounts related to the OTTI credit losses recognized in earnings for the three and nine months ended September 30, 2016 and 2015:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$—	$106,688	$—	$112,338
Addition of OTTI previously not recognized	—	—	—	—
Additional increase to the amount related to the credit loss for which an OTTI was previously recognized	—	—	—	—
Reduction for securities sold	—	(74,765)	—	(80,415)
Ending balance	$—	$31,923	$—	$31,923

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

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and losses related to the sales of available-for-sale investment securities for the three and nine months ended September 30, 2016 and 2015:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$143,513	$855,425	$1,008,256	$1,328,487
Gross realized gains	$1,790	$17,036	$8,593	$26,994
Gross realized losses	$—	$—	$125	$—
Related tax expense	$752	$7,155	$3,560	$11,337

Scheduled Maturities of Investment Securities

The following table presents the scheduled maturities of available-for-sale investment securities as of September 30, 2016:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$664,482	$661,989
Due after one year through five years	587,483	592,032
Due after five years through ten years	362,297	363,709
Due after ten years	1,610,545	1,618,894
Total available-for-sale investment securities	$3,224,807	$3,236,624

The following table presents the scheduled maturity of the held-to-maturity investment security as of September 30, 2016:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due after ten years	$154,461	$154,296

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Available-for-sale investment securities with fair values of $955.7 million and $873.0 million as of September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, and for other purposes required or permitted by law.

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

The following table presents the total notional and fair values of the Company’s derivatives as of September 30, 2016 and December 31, 2015:

($ in thousands)	September 30, 2016			December 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit	$48,365	$—	$2,137	$112,913	$—	$5,213
Foreign currency forward contracts	83,026	—	78	86,590	2,365	—
Total derivatives designated as hedging instruments	$131,391	$—	$2,215	$199,503	$2,365	$5,213
Derivatives not designated as hedging instruments:
Interest rate swaps and options	$7,450,492	$144,293	$146,623	$6,494,900	$67,215	$67,325
Foreign exchange contracts	605,439	6,065	3,334	652,993	10,254	9,350
RPAs	66,845	—	8	43,033	—	4
Total derivatives not designated as hedging instruments	$8,122,776	$150,358	$149,965	$7,190,926	$77,469	$76,679

(1)
Derivative assets are included in Other assets on the Consolidated Balance Sheets. Derivative liabilities are included in Accrued expenses and other liabilities and Interest-bearing deposits on the Consolidated Balance Sheets.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit — The Company is exposed to changes in the fair value of certain fixed rate certificates of deposit due to changes in the benchmark interest rate, London Interbank Offered Rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount.

The total notional amounts of the interest rate swaps on certificates of deposit were $48.4 million and $112.9 million, as of September 30, 2016 and December 31, 2015, respectively. The fair value liabilities of the interest rate swaps were $2.1 million and $5.2 million as of September 30, 2016 and December 31, 2015, respectively. This decrease was primarily due to $63.7 million notional amounts of interest rate swaps on certificates of deposit that were called during the nine months ended September 30, 2016.

The following table presents the net gains (losses) recognized on the Consolidated Statements of Income related to the derivatives designated as fair value hedges for the three and nine months ended September 30, 2016 and 2015:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Losses) gains recorded in interest expense:
Recognized on interest rate swaps	$(1,327)	$4,616	$3,044	$5,336
Recognized on certificates of deposit	674	(4,247)	(2,688)	(4,647)
Net amount recognized on fair value hedges (ineffective portion)	$(653)	$369	$356	$689

Net Investment Hedges — Consistent with ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions, ASC 815 allows hedging of the foreign currency risk of a net investment in a foreign operation. During the fourth quarter of 2015, the Company entered into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in China, against the risk of adverse changes in the foreign currency exchange rate. During the three months ended September 30, 2016, the Company designated new foreign currency forward contracts as new hedge relationships. The Company expects that the hedging instrument will be highly effective in offsetting the changes in the value of the hedged net investment attributable to the hedged risk. The Company recorded the changes in the carrying amount of its China subsidiary in the Foreign currency translation adjustment account within AOCI. Simultaneously, the effective portion of the hedge of this exposure was also recorded in the Foreign Currency Translation Adjustment account and the ineffective portion, if any, was recorded in current earnings.

As of September 30, 2016, the notional amounts and fair values of the foreign currency forward contracts were $83.0 million and a $78 thousand liability, respectively. The following table presents the gains recorded in the Foreign currency translation adjustment account within AOCI related to the effective portion of the net investment hedges and the ineffectiveness recorded on the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gains recognized in AOCI on net investment hedges (effective portion)	$69	$—	$296	$—
Losses recognized in Foreign exchange income (ineffective portion)	$(236)	$—	$(667)	$—

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps and Options — The Company enters into interest rate derivatives including interest rate swaps and options with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties.  As of September 30, 2016, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers totaled $3.73 billion for derivatives that were in an asset valuation position and $3.73 billion for derivatives that were in a liability valuation position. As of December 31, 2015, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers totaled $3.25 billion for derivatives that were in an asset valuation position and $3.25 billion for derivatives that were in a liability valuation position. The fair values of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $144.3 million asset and a $146.6 million liability as of September 30, 2016. The fair values of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $67.2 million asset and a $67.3 million liability as of December 31, 2015.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. A majority of these contracts have original maturities of one year or less. As of September 30, 2016 and December 31, 2015, the notional amounts of the short-term foreign exchange contracts were $605.4 million and $653.0 million, respectively.  The fair values of the short-term foreign exchange contracts recorded were a $6.1 million asset and a $3.3 million liability as of September 30, 2016. The fair values of the short-term foreign exchange contracts recorded were a $10.3 million asset and a $9.4 million liability as of December 31, 2015.

RPAs — The Company has entered into RPAs under which the Company assumed its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The Company may or may not be a party to the interest rate derivative contract and enters into such RPAs in instances where the Company is a party to the related loan participation agreement with the borrower. The Company will make/receive payments under the RPAs if the borrower defaults on its obligation to perform under the interest rate derivative contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. As of September 30, 2016, the notional amount and the fair values of RPAs purchased were approximately a $43.0 million and an $8 thousand liability, respectively. As of September 30, 2016, the notional amount of the RPAs sold was approximately $23.9 million and the fair value of the derivative asset was insignificant. As of December 31, 2015, the notional amount and the fair values of RPAs purchased were approximately $33.7 million and a $4 thousand liability, respectively. As of December 31, 2015, the notional amount of the RPA sold was approximately $9.3 million and the fair value of the derivative asset was insignificant. Assuming all underlying borrowers referenced in the interest rate derivative contracts defaulted as of September 30, 2016 and December 31, 2015, the exposures from the RPAs purchased would be $278 thousand and $257 thousand, respectively.  As of September 30, 2016 and December 31, 2015, the weighted average remaining maturities of the outstanding RPAs were 3.7 years and 3.2 years, respectively.

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

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statements of Income related to derivatives not designated as hedging instruments for the three and nine months ended September 30, 2016 and 2015:

($ in thousands)	Location in Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaps and options	Other fees and operating income	$411	$(864)	$(2,219)	$(243)
Foreign exchange contracts	Foreign exchange income	3,787	(3,764)	10,982	(1,548)
RPAs	Other fees and operating income	4	—	(8)	—
Foreign exchange options	Foreign exchange income	—	—	—	236
Embedded derivative liabilities	Other operating expense	—	—	—	(136)
Net gains (losses)		$4,202	$(4,628)	$8,755	$(1,691)

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. In the event that East West Bank’s credit rating is downgraded to below investment grade, no additional collateral would be required to be posted as of September 30, 2016 and December 31, 2015, since the liabilities related to such contracts were already fully collateralized.

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

($ in thousands)	As of September 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$3,811	$—	$3,811	$(2,560)	(1)	$(1,155)	(2)	$96

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$151,442	$—	$151,442	$(2,560)	(1)	$(148,102)	(3)	$780

($ in thousands)	As of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Received		Net Amount
Derivatives	$8,733	$—	$8,733	$(5,293)	(1)	$(3,068)	(2)	$372

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Derivatives	$78,779	$—	$78,779	$(5,293)	(1)	$(73,109)	(3)	$377

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents $1.2 million and $3.1 million of cash collateral received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements as of September 30, 2016 and December 31, 2015, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $51.1 million and $21.1 million of cash collateral posted as of September 30, 2016 and December 31, 2015, respectively.

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

The following table presents the composition of the Company’s non-PCI and PCI loans as of September 30, 2016 and December 31, 2015:

($ in thousands)	September 30, 2016			December 31, 2015
	Non-PCI Loans	PCI Loans (1)	Total (1)	Non-PCI Loans	PCI Loans (1)	Total (1)
CRE:
Income producing	$7,387,777	$392,998	$7,780,775	$6,937,199	$541,275	$7,478,474
Construction	600,803	—	600,803	436,776	1,895	438,671
Land	130,989	2,512	133,501	187,409	6,195	193,604
Total CRE	8,119,569	395,510	8,515,079	7,561,384	549,365	8,110,749
C&I:
Commercial business	8,640,569	42,873	8,683,442	8,155,991	57,906	8,213,897
Trade finance	674,591	12	674,603	787,800	1,310	789,110
Total C&I	9,315,160	42,885	9,358,045	8,943,791	59,216	9,003,007
Residential:
Single-family	3,201,245	150,622	3,351,867	2,877,286	189,633	3,066,919
Multifamily	1,311,858	108,268	1,420,126	1,374,718	148,277	1,522,995
Total residential	4,513,103	258,890	4,771,993	4,252,004	337,910	4,589,914
Consumer	2,059,178	20,296	2,079,474	1,931,828	24,263	1,956,091
Total loans	$24,007,010	$717,581	$24,724,591	$22,689,007	$970,754	$23,659,761
Unearned fees, premiums, and discounts, net	7,371	—	7,371	(16,013)	—	(16,013)
Allowance for loan losses	(255,656)	(156)	(255,812)	(264,600)	(359)	(264,959)
Loans, net	$23,758,725	$717,425	$24,476,150	$22,408,394	$970,395	$23,378,789

(1)	Loans net of ASC 310-30 discount.

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

The Company’s adjustable rate mortgage (“ARM”) single-family residential loans are primarily comprised of first mortgage loans secured by one-to-four unit residential properties. The Company’s ARM single-family residential loan programs generally have a one- to five-year initial fixed period. The Company’s multifamily residential loan programs include variable rate loans that have a six-month floating ARM, or a three- to seven-year initial fixed period. As of September 30, 2016 and December 31, 2015, consumer loans were comprised primarily of home equity lines of credit.

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

As of September 30, 2016 and December 31, 2015, loans totaling $15.62 billion and $15.91 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the FHLB and the Federal Reserve Bank.

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

The following tables present the credit risk rating for non-PCI loans by portfolio segment as of September 30, 2016 and December 31, 2015:

	September 30, 2016
($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
CRE:
Income producing	$7,175,508	$28,052	$184,217	$—	$7,387,777
Construction	595,106	5,697	—	—	600,803
Land	117,194	—	13,785	10	130,989
C&I:
Commercial business	8,263,325	132,512	228,368	16,364	8,640,569
Trade finance	640,016	18,524	14,115	1,936	674,591
Residential:
Single-family	3,176,832	7,161	17,252	—	3,201,245
Multifamily	1,264,586	—	47,272	—	1,311,858
Consumer	2,048,988	3,879	6,311	—	2,059,178
Total	$23,281,555	$195,825	$511,320	$18,310	$24,007,010

	December 31, 2015
($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
CRE:
Income producing	$6,672,951	$59,309	$204,939	$—	$6,937,199
Construction	435,112	1,194	470	—	436,776
Land	172,189	—	15,220	—	187,409
C&I:
Commercial business	7,794,735	201,280	135,449	24,527	8,155,991
Trade finance	750,144	13,812	23,844	—	787,800
Residential:
Single-family	2,841,722	8,134	27,430	—	2,877,286
Multifamily	1,317,550	2,918	54,250	—	1,374,718
Consumer	1,926,418	883	4,527	—	1,931,828
Total	$21,910,821	$287,530	$466,129	$24,527	$22,689,007

The following tables present the credit risk rating for PCI loans by portfolio segment as of September 30, 2016 and December 31, 2015:

	September 30, 2016
($ in thousands)	Pass/Watch	Special Mention	Substandard	Total PCI Loans
CRE:
Income producing	$333,342	$3,474	$56,182	$392,998
Construction	—	—	—	—
Land	2,134	—	378	2,512
C&I:
Commercial business	34,023	4,590	4,260	42,873
Trade finance	12	—	—	12
Residential:
Single-family	147,768	1,216	1,638	150,622
Multifamily	93,379	—	14,889	108,268
Consumer	18,795	317	1,184	20,296
Total (1)	$629,453	$9,597	$78,531	$717,581

	December 31, 2015
($ in thousands)	Pass/Watch	Special Mention	Substandard	Total PCI Loans
CRE:
Income producing	$440,100	$4,987	$96,188	$541,275
Construction	—	—	1,895	1,895
Land	4,285	—	1,910	6,195
C&I:
Commercial business	52,212	819	4,875	57,906
Trade finance	1,310	—	—	1,310
Residential:
Single-family	184,092	1,293	4,248	189,633
Multifamily	130,770	—	17,507	148,277
Consumer	23,121	452	690	24,263
Total (1)	$835,890	$7,551	$127,313	$970,754

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status. Additionally, non-PCI loans that are not 90 or more days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016
($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
CRE:
Income producing	$99	$930	$1,029	$16,164	$12,920	$29,084	$7,357,664	$7,387,777
Construction	—	—	—	—	—	—	600,803	600,803
Land	—	—	—	5,706	10	5,716	125,273	130,989
C&I:
Commercial business	12,667	3,871	16,538	44,514	17,783	62,297	8,561,734	8,640,569
Trade finance	—	—	—	—	1,936	1,936	672,655	674,591
Residential:
Single-family	7,116	1,557	8,673	2,302	3,483	5,785	3,186,787	3,201,245
Multifamily	4,642	382	5,024	6,743	6,804	13,547	1,293,287	1,311,858
Consumer	1,408	1,086	2,494	121	3,390	3,511	2,053,173	2,059,178
Total	$25,932	$7,826	$33,758	$75,550	$46,326	$121,876	$23,851,376	$24,007,010

	December 31, 2015
($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
CRE:
Income producing	$3,465	$25,256	$28,721	$11,359	$17,870	$29,229	$6,879,249	$6,937,199
Construction	—	—	—	14	—	14	436,762	436,776
Land	1,124	—	1,124	277	406	683	185,602	187,409
C&I:
Commercial business	1,992	1,185	3,177	50,726	14,009	64,735	8,088,079	8,155,991
Trade finance	—	—	—	—	—	—	787,800	787,800
Residential:
Single-family	7,657	2,927	10,584	92	8,634	8,726	2,857,976	2,877,286
Multifamily	6,320	981	7,301	6,486	9,758	16,244	1,351,173	1,374,718
Consumer	2,078	209	2,287	233	1,505	1,738	1,927,803	1,931,828
Total	$22,636	$30,558	$53,194	$69,187	$52,182	$121,369	$22,514,444	$22,689,007

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis in accordance with ASC 310-30 at the time of acquisition. Please refer to the discussion on PCI loans within this note for additional details on interest income recognition. As of September 30, 2016 and December 31, 2015, PCI loans on nonaccrual status totaled $17.6 million and $37.7 million, respectively.

Loans in Process of Foreclosure

As of September 30, 2016 and December 31, 2015, the Company had $8.8 million and $18.0 million, respectively, of recorded investment in consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions, which were not included in OREO. Foreclosed residential real estate properties with a carrying amount of $1.7 million were included in total net OREO of $8.6 million as of September 30, 2016. In comparison, foreclosed residential real estate properties with a carrying amount of $912 thousand were included in total net OREO of $7.0 million as of December 31, 2015.

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

The following tables present the additions to non-PCI TDRs for the three and nine months ended September 30, 2016 and 2015:

	Loans Modified as TDRs During the Three Months Ended September 30,
($ in thousands)	2016				2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	—	$—	$—	$—	1	$451	$403	$—
Land	—	$—	$—	$—	1	$2,056	$788	$—
C&I:
Commercial business	3	$493	$459	$93	3	$4,596	$4,423	$1,229

	Loans Modified as TDRs During the Nine Months Ended September 30,
($ in thousands)	2016				2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	3	$15,899	$15,722	$43	2	$1,279	$1,209	$—
Land	1	$5,522	$5,226	$—	2	$2,227	$881	$102
C&I:
Commercial business	8	$22,182	$9,088	$2,711	16	$42,686	$35,365	$6,726
Trade finance	2	$7,901	$3,025	$—	—	$—	$—	$—
Residential:
Single-family	2	$1,071	$1,058	$—	1	$281	$279	$2
Consumer:	1	$344	$335	$1	—	$—	$—	$—

(1)	Includes subsequent payments after modification and reflects the balance as of September 30, 2016 and 2015.

(2)	The financial impact includes charge-offs and specific reserves recorded at the modification date.

The following tables present the non-PCI TDR modifications for the three and nine months ended September 30, 2016 and 2015 by modification type:

($ in thousands)	Modification Type
	2016					2015
	Principal (1)	Interest Rate Reduction	Interest Deferments	Other	Total	Principal (1)	Principal and Interest (2)	Interest Deferments	Other	Total
Three Months Ended September 30,
CRE	$—	$—	$—	$—	$—	$—	$788	$—	$403	$1,191
C&I	427	—	32	—	459	4,423	—	—	—	4,423
Total	$427	$—	$32	$—	$459	$4,423	$788	$—	$403	$5,614

($ in thousands)	Modification Type
	2016					2015
	Principal (1)	Interest Rate Reduction	Interest Deferments	Other	Total	Principal (1)	Principal and Interest (2)	Interest Deferments	Other	Total
Nine Months Ended September 30,
CRE	$19,800	$—	$—	$1,148	$20,948	$—	$1,593	$—	$497	$2,090
C&I	10,193	1,288	32	600	12,113	17,241	18,124	—	—	35,365
Residential	267	791	—	—	1,058	279	—	—	—	279
Consumer	335	—	—	—	335	—	—	—	—	—
Total	$30,595	$2,079	$32	$1,748	$34,454	$17,520	$19,717	$—	$497	$37,734

(1)	Principal modification includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Principal and interest modification includes principal and interest deferments or reductions.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to have defaulted. The following table presents information for loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three and nine months ended September 30, 2016 and 2015, and are still in default at period end:

	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended September 30,
	2016		2015
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
CRE:
Income producing	1	$995	1	$2,088

	Loans Modified as TDRs that Subsequently Defaulted During the Nine Months Ended September 30,
	2016		2015
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
CRE:
Income producing	1	$995	1	$2,088
C&I:
Commercial business	2	$113	—	$—

The amount of additional funds committed to lend to borrowers whose terms have been modified was $2.9 million as of September 30, 2016. In comparison, the amount of additional funds committed to lend to borrowers whose terms have been modified was immaterial as of December 31, 2015.

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

The following tables present information on impaired non-PCI loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016
($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
CRE:
Income producing	$59,227	$31,493	$19,703	$51,196	$507
Construction	—	—	—	—	—
Land	6,886	5,226	1,081	6,307	72
C&I:
Commercial business	109,416	28,316	53,453	81,769	3,798
Trade finance	6,080	4,361	655	5,016	3
Residential:
Single-family	14,825	1,842	11,439	13,281	310
Multifamily	22,894	15,649	5,208	20,857	217
Consumer	1,556	—	1,556	1,556	43
Total	$220,884	$86,887	$93,095	$179,982	$4,950

	December 31, 2015
($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
CRE:
Income producing	$47,043	$24,347	$15,720	$40,067	$3,148
Construction	66	—	14	14	1
Land	1,537	632	683	1,315	118
C&I:
Commercial business	81,720	31,045	40,111	71,156	15,993
Trade finance	10,675	—	10,675	10,675	95
Residential:
Single-family	16,486	4,401	10,611	15,012	584
Multifamily	25,634	16,944	6,783	23,727	339
Consumer	1,240	—	1,240	1,240	60
Total	$184,401	$77,369	$85,837	$163,206	$20,338

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans during the three and nine months ended September 30, 2016 and 2015:

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
CRE:
Income producing	$52,020	$464	$43,227	$130	$52,130	$1,368	$45,154	$393
Construction	—	—	759	—	—	—	695	—
Land	6,562	9	3,957	10	6,721	26	4,796	30
C&I:
Commercial business	91,015	258	75,655	161	92,531	648	75,951	489
Trade finance	9,004	33	11,285	50	10,028	166	11,584	185
Residential:
Single-family	13,410	72	18,192	68	13,489	220	18,338	205
Multifamily	20,594	77	24,338	178	20,654	231	24,546	530
Consumer	1,567	16	1,248	12	1,572	48	1,253	35
Total impaired non-PCI loans	$194,172	$929	$178,661	$609	$197,125	$2,707	$182,317	$1,867

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal and not as interest income.

Allowance for Credit Losses

The following tables present a summary of activities in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
($ in thousands)	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$78,102	$148,427	$31,561	$8,421	$266,511	$257	$266,768
(Reversal of) provision for loan losses	(6,598)	18,548	309	(644)	11,615	(101)	11,514
Charge-offs	(309)	(23,696)	(29)	(13)	(24,047)	—	(24,047)
Recoveries	634	165	654	124	1,577	—	1,577
Net recoveries (charge-offs)	325	(23,531)	625	111	(22,470)	—	(22,470)
Ending balance	$71,829	$143,444	$32,495	$7,888	$255,656	$156	$255,812

	Three Months Ended September 30, 2015
($ in thousands)	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$75,496	$133,962	$40,668	$10,491	$260,617	$612	$261,229
Provision for (reversal of) loan losses	2,333	11,221	(4,979)	(70)	8,505	(71)	8,434
Charge-offs	(135)	(7,187)	(35)	(123)	(7,480)	—	(7,480)
Recoveries	83	933	1,158	73	2,247	—	2,247
Net (charge-offs) recoveries	(52)	(6,254)	1,123	(50)	(5,233)	—	(5,233)
Ending balance	$77,777	$138,929	$36,812	$10,371	$263,889	$541	$264,430

	Nine Months Ended September 30, 2016
($ in thousands)	Non-PCI Loans					PCI Loans
	CRE	C&I	Residential	Consumer	Total		Total
Beginning balance	$81,191	$134,597	$39,292	$9,520	$264,600	$359	$264,959
(Reversal of) provision for loan losses	(9,731)	38,549	(7,679)	(1,887)	19,252	(203)	19,049
Charge-offs	(504)	(31,770)	(166)	(17)	(32,457)	—	(32,457)
Recoveries	873	2,068	1,048	272	4,261	—	4,261
Net recoveries (charge-offs)	369	(29,702)	882	255	(28,196)	—	(28,196)
Ending balance	$71,829	$143,444	$32,495	$7,888	$255,656	$156	$255,812

	Nine Months Ended September 30, 2015
($ in thousands)	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$72,263	$134,598	$43,856	$10,248	$260,965	$714	$261,679
Provision for (reversal of) loan losses	5,739	13,883	(9,868)	305	10,059	(173)	9,886
Charge-offs	(1,486)	(16,619)	(782)	(586)	(19,473)	—	(19,473)
Recoveries	1,261	7,067	3,606	404	12,338	—	12,338
Net (charge-offs) recoveries	(225)	(9,552)	2,824	(182)	(7,135)	—	(7,135)
Ending balance	$77,777	$138,929	$36,812	$10,371	$263,889	$541	$264,430

For further information on accounting policies and the methodology used to estimate the allowance for credit losses and loan charge-offs, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

The following table presents a summary of activities in the allowance for unfunded credit reserves during the three and nine months ended September 30, 2016 and 2015:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$20,318	$19,741	$20,360	$12,712
(Reversal of) provision for unfunded credit reserves	(1,989)	(698)	(2,031)	6,331
Ending balance	$18,329	$19,043	$18,329	$19,043

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

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of September 30, 2016 and December 31, 2015:

	September 30, 2016
($ in thousands)	CRE	C&I	Residential	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$579	$3,801	$527	$43	$4,950
Collectively evaluated for impairment	71,250	139,643	31,968	7,845	250,706
Acquired with deteriorated credit quality	148	3	5	—	156
Ending balance	$71,977	$143,447	$32,500	$7,888	$255,812

Recorded investment in loans
Individually evaluated for impairment	$57,503	$86,785	$34,138	$1,556	$179,982
Collectively evaluated for impairment	8,062,066	9,228,375	4,478,965	2,057,622	23,827,028
Acquired with deteriorated credit quality (1)	395,510	42,885	258,890	20,296	717,581
Ending balance (1)	$8,515,079	$9,358,045	$4,771,993	$2,079,474	$24,724,591

	December 31, 2015
($ in thousands)	CRE	C&I	Residential	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$3,267	$16,088	$923	$60	$20,338
Collectively evaluated for impairment	77,924	118,509	38,369	9,460	244,262
Acquired with deteriorated credit quality	347	9	3	—	359
Ending balance	$81,538	$134,606	$39,295	$9,520	$264,959

Recorded investment in loans
Individually evaluated for impairment	$41,396	$81,831	$38,739	$1,240	$163,206
Collectively evaluated for impairment	7,519,988	8,861,960	4,213,265	1,930,588	22,525,801
Acquired with deteriorated credit quality (1)	549,365	59,216	337,910	24,263	970,754
Ending balance (1)	$8,110,749	$9,003,007	$4,589,914	$1,956,091	$23,659,761

(1)	Loans net of ASC 310-30 discount.

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

The following table presents the changes in accretable yield for PCI loans for the three and nine months ended September 30, 2016 and 2015:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$166,777	$271,862	$214,907	$311,688
Accretion	(14,827)	(30,608)	(53,510)	(84,537)
Changes in expected cash flows	311	1,518	(9,136)	15,621
Ending balance	$152,261	$242,772	$152,261	$242,772

Loans Held-for-Sale

Loans held-for-sale are carried at the LOCOM. When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic review under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from the loans held-for-investment portfolio to the loans held-for-sale portfolio at LOCOM.

Loans held-for-sale amounted to $47.7 million as of September 30, 2016, and were comprised primarily of consumer and multifamily residential loans. In comparison, loans held-for-sale, which were comprised of consumer loans, amounted to $32.0 million as of December 31, 2015. Transfers of loans held-for-investment to loans held-for-sale were $144.9 million and $720.7 million, respectively, for the three and nine months ended September 30, 2016. These loan transfers were comprised primarily of C&I, multifamily residential and CRE loans. In comparison, loans held-for-investment transferred to loans held-for-sale of $400.3 million and $1.56 billion, respectively, for the three and nine months ended September 30, 2015, were comprised primarily of single-family residential and C&I loans. For the three months ended September 30, 2016, no write-downs to the allowance for loan losses were recorded that related to loans transferred from loans held-for-investment to loans held-for-sale. For the nine months ended September 30, 2016, the Company recorded $1.9 million in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held-for-sale. In comparison, the Company recorded $968 thousand and $3.1 million in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held-for-sale for the three and nine months ended September 30, 2015, respectively.

During the three months ended September 30, 2016 and 2015, the Company sold $107.3 million and $181.9 million, respectively, in originated loans resulting in net gains of $2.2 million and $5.1 million, respectively. During the nine months ended September 30, 2016, the Company sold or securitized $529.5 million in originated loans, resulting in net gains of $9.3 million. During the nine months ended September 30, 2016, the Company recorded $1.1 million in net gains and $641 thousand in mortgage servicing rights, and retained $160.1 million of the senior tranche of the resulting securities from the securitization of $201.7 million of multifamily residential loans. Originated loans sold or securitized during the nine months ended September 30, 2016 were primarily comprised of multifamily residential, C&I and CRE loans. In comparison, during the nine months ended September 30, 2015, the Company sold $741.0 million in originated loans, which were comprised primarily of single-family residential and C&I loans, resulting in net gains of $19.4 million.

From time to time, the Company purchases loans (including participation loans) and sells loans in the secondary market. During the three and nine months ended September 30, 2016, the Company purchased approximately $456.9 million and $1.50 billion of loans, respectively, compared to $207.0 million and $572.5 million, respectively, for the same periods last year. The Company sold $45.8 million and $179.4 million of loans in the secondary market, respectively, during the three and nine months ended September 30, 2016. Such purchased loans were transferred from loans held-for-investment to loans held-for-sale and a write-down to allowance was recorded, as appropriate. No gains or losses on loans sold in the secondary market were recorded for the three months ended September 30, 2016. For the nine months ended September 30, 2016, the Company recorded $69 thousand in gains on loans sold in the secondary market. In comparison, the Company sold $64.0 million and $510.1 million of loans in the secondary market, respectively, during the three and nine months ended September 30, 2015. No gains or losses on loans sold in the secondary market were recorded for the three months ended September 30, 2015. For the nine months ended September 30, 2015, the Company recorded net gains of $1.0 million on loans sold in the secondary market.

No LOCOM adjustments related to the loans held-for-sale portfolio were recorded for the three months ended September 30, 2016, compared to $211 thousand recorded for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, the Company recorded $2.4 million and $728 thousand, respectively, in LOCOM adjustments related to the loans held-for-sale portfolio. LOCOM adjustments are recorded in Net gains on sales of loans on the Consolidated Statements of Income.

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

($ in thousands)	September 30, 2016	December 31, 2015
Investments in qualified affordable housing partnerships, net	$173,045	$193,978
Accrued expenses and other liabilities — Unfunded commitments	$41,267	$61,525

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net for the periods indicated:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tax credits and other tax benefits recognized	$8,591	$9,237	$26,561	$26,617
Amortization expense included in income tax expense	$6,612	$6,348	$20,923	$18,744

Investments in Tax Credit and Other Investments, Net

Investments in tax credit and other investments, net were $169.9 million and $187.2 million as of September 30, 2016 and December 31, 2015, respectively, and were included in Other assets on the Consolidated Balance Sheets. The Company is not the primary beneficiary in these partnerships and, therefore, is not required to consolidate its investments in tax credit and other investments on the Consolidated Financial Statements. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company applies either the equity method or cost method of accounting.

Total unfunded commitments for these investments were $119.2 million and $113.2 million as of September 30, 2016 and December 31, 2015, respectively, and were included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Amortization of tax credit and other investments were $32.6 million and $12.3 million for the three months ended September 30, 2016 and 2015, respectively. Amortization of tax credit and other investments were $60.8 million and $21.6 million for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Total goodwill of $469.4 million remained unchanged as of September 30, 2016 compared to December 31, 2015. Goodwill is tested for impairment on an annual basis as of December 31st, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s three operating segments, Retail Banking, Commercial Banking, and Other, are equivalent to the Company’s reporting units. For complete discussion and disclosure, please refer to Note 14 — Business Segments to the Consolidated Financial Statements.

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2015 and concluded that there was no goodwill impairment as the fair values of all reporting units exceeded the carrying amounts of goodwill. There were no triggering events during the nine months ended September 30, 2016 and therefore, no additional goodwill impairment analysis was performed. No assurance can be given that goodwill will not be written down in future periods. Please refer to Note 10 - Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2015 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Premiums on Acquired Deposits

Premiums on acquired deposits represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. There were no impairment write-downs on deposit premiums for the nine months ended September 30, 2016 and 2015.

The following table presents the gross carrying value of intangible assets and accumulated amortization as of September 30, 2016 and December 31, 2015:

($ in thousands)	September 30, 2016	December 31, 2015
Gross balance	$108,814	$108,814
Accumulated amortization	78,916	72,739
Net carrying balance	$29,898	$36,075

Amortization Expense

The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. The amortization expense related to the intangible assets was $2.0 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $6.2 million and $7.0 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table presents the estimated future amortization expense of premiums on acquired deposits:

Year Ended December 31,	Amount
($ in thousands)
Remainder of 2016	$1,909
2017	6,935
2018	5,883
2019	4,864
2020	3,846
Thereafter	6,461
Total	$29,898

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

($ in thousands)	September 30, 2016	December 31, 2015
Loan commitments	$4,688,223	$3,370,271
Commercial letters of credit and SBLCs	$1,527,366	$1,293,547

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while SBLCs generally are contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As a part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. Total letters of credit of $1.53 billion consisted of commercial letters of credit of $45.1 million and SBLCs of $1.48 billion as of September 30, 2016.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves and amounted to $17.9 million as of September 30, 2016 and $19.8 million as of December 31, 2015. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

Guarantees — The Company has sold or securitized loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to make payments when the loans default. As of September 30, 2016 and December 31, 2015, the unpaid principal balance of total loans sold or securitized with recourse amounted to $159.5 million and $191.3 million, respectively. The maximum potential future payments of loans subject to full recourse, which generally represents the unpaid principal balance of total loans sold or securitized with recourse, were $25.5 million and $29.8 million as of September 30, 2016 and December 31, 2015, respectively. The maximum potential future payments of loans subject to limited recourse were $4.9 million and $5.9 million as of September 30, 2016 and December 31, 2015, respectively. The recourse provision on multifamily loans varies by loan sale and is limited to 4% of the top loss on the underlying loans. The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves and totaled $466 thousand and $630 thousand as of September 30, 2016 and December 31, 2015, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

Litigation — The Company is a party to various legal actions arising in the normal course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for currently outstanding lawsuits, claims, and proceedings when a loss contingency is probable and can be reasonably estimated. The outcome of such legal actions is inherently difficult to predict and it is possible that one or more of the currently pending, threatened legal or regulatory matters could have a material adverse effect on the Company’s liquidity, consolidated financial position, and/or results of operations. Based on the information currently available, advice of counsel and established reserves, the Company believes that the eventual outcome of pending legal matters will not individually or in the aggregate have a material adverse effect on the Company’s consolidated financial statements. On September 8, 2014, a jury in the case titled “F&F, LLC and 618 Investment, Inc. v. East West Bank,” Superior Court of the State of California for the County of Los Angeles, Case No. BC462714, delivered a verdict in favor of plaintiff F&F, LLC. The case is being appealed.  The litigation accrual was $38.1 million and $35.4 million as of September 30, 2016 and December 31, 2015, respectively.

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships and other tax credit investments qualifying for historic rehabilitation tax credits or other types of tax credits. These commitments are payable on demand. As of September 30, 2016 and December 31, 2015, these commitments were $160.5 million and $174.7 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

NOTE 11 — STOCK COMPENSATION PLANS

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees. The Company did not issue any stock options or RSAs during the nine months ended September 30, 2016 and 2015. All RSAs have vested during 2015.

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

The following table presents the total stock compensation expense and the related net tax benefit associated with the Company’s various employee share-based compensation plans for the three and nine months ended September 30, 2016 and 2015:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock compensation costs	$4,763	$4,050	$13,973	$11,702
Net tax benefit recognized in equity for stock compensation plans	$14	$31	$1,019	$3,227

The following table presents a summary of the activity for the Company’s time-based and performance-based RSUs for the nine months ended September 30, 2016 based on the target amount of awards:

	Nine Months Ended September 30, 2016
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period	933,312	$36.83	389,358	$34.21
Granted	496,580	31.47	159,407	29.18
Vested	(119,867)	25.34	(138,019)	25.25
Forfeited	(96,320)	35.65	—	—
Outstanding at end of period	1,213,705	$35.86	410,746	$35.27

Compensation cost for the time-based awards is based on the quoted market price of the Company’s stock at the grant date. Performance-based awards granted that include discretionary performance-based vesting conditions are subject to variable accounting. As of September 30, 2016, total unrecognized compensation cost related to time-based and performance-based RSUs amounted to $27.1 million and $9.5 million, respectively. This cost is expected to be recognized over a weighted average period of 1.82 years and 1.68 years, respectively.

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Warrant —The Company acquired MetroCorp Bancshares, Inc., (“MetroCorp”) on January 17, 2014. Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock. Upon the acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant has not been exercised as of September 30, 2016.

EPS — Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options, warrants and RSUs outstanding using the treasury stock method. The Company has issued RSAs, which are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. These RSAs are considered participating securities. Accordingly, the Company applied the two-class method in the computation of basic and diluted EPS in periods where RSAs are outstanding. RSUs do not contain nonforfeitable rights to dividends when granted. As of September 30, 2016, there were no RSAs outstanding.

The following table presents EPS calculations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data, shares in thousands)	2016	2015	2016	2015
Basic
Net income	$110,143	$94,097	$320,943	$292,872
Less: Earnings allocated to participating securities	—	—	—	3
Net income allocated to common stockholders	$110,143	$94,097	$320,943	$292,869

Basic weighted average number of shares outstanding	144,122	143,861	144,061	143,788
Basic EPS	$0.76	$0.65	$2.23	$2.04

Diluted
Net income allocated to diluted common stockholders	$110,143	$94,097	$320,943	$292,869

Basic weighted average number of shares outstanding	144,122	143,861	144,061	143,788
Diluted potential common shares (1)	1,116	729	1,025	680
Diluted weighted average number of shares outstanding	145,238	144,590	145,086	144,468
Diluted EPS	$0.76	$0.65	$2.21	$2.03

(1)
Includes dilutive shares from RSUs and warrants for the three and nine months ended September 30, 2016 and 2015. Also includes dilutive shares from stock options for the three and nine months ended September 30, 2015.

For the three months ended September 30, 2016 and 2015, approximately 2 thousand and 23 thousand weighted average anti-dilutive shares from RSUs, respectively, were excluded from the diluted EPS computation. For the nine months ended September 30, 2016 and 2015, approximately 7 thousand and 13 thousand weighted average anti-dilutive shares from RSUs, respectively, were excluded from the diluted EPS computation.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in the components of AOCI balances for the three and nine months ended September 30, 2016 and 2015:

($ in thousands)	Three Months Ended September 30,
	2016			2015
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Beginning balance	$11,756	$(13,468)	$(1,712)	$5,430	$—	$5,430
Net unrealized (losses) gains arising during the period	(3,869)	(555)	(4,424)	13,127	(6,846)	6,281
Amounts reclassified from AOCI	(1,038)	—	(1,038)	(9,881)	—	(9,881)
Changes, net of taxes	(4,907)	(555)	(5,462)	3,246	(6,846)	(3,600)
Ending balance	$6,849	$(14,023)	$(7,174)	$8,676	$(6,846)	$1,830

($ in thousands)	Nine Months Ended September 30,
	2016			2015
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Beginning balance	$(6,144)	$(8,797)	$(14,941)	$4,237	$—	$4,237
Net unrealized gains (losses) arising during the period	17,901	(5,226)	12,675	20,096	(6,846)	13,250
Amounts reclassified from AOCI	(4,908)	—	(4,908)	(15,657)	—	(15,657)
Changes, net of taxes	12,993	(5,226)	7,767	4,439	(6,846)	(2,407)
Ending balance	$6,849	$(14,023)	$(7,174)	$8,676	$(6,846)	$1,830

(1)
Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. In the third quarter of 2015, there was a change in functional currency from USD to the local currency of the Company’s foreign subsidiary.

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and nine months ended September 30, 2016 and 2015:

($ in thousands)	Three Months Ended September 30,
	2016			2015
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized (losses) gains arising during the period	$(6,677)	$2,808	$(3,869)	$22,634	$(9,507)	$13,127
Net realized gains reclassified into net income (1)	(1,790)	752	(1,038)	(17,036)	7,155	(9,881)
Net change	(8,467)	3,560	(4,907)	5,598	(2,352)	3,246

Foreign currency translation adjustments:
Net unrealized losses arising during period	(555)	—	(555)	(6,846)	—	(6,846)
Net change	(555)	—	(555)	(6,846)	—	(6,846)
Other comprehensive loss	$(9,022)	$3,560	$(5,462)	$(1,248)	$(2,352)	$(3,600)

($ in thousands)	Nine Months Ended September 30,
	2016			2015
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains arising during the period	$30,888	$(12,987)	$17,901	$34,648	$(14,552)	$20,096
Net realized gains reclassified into net income (1)	(8,468)	3,560	(4,908)	(26,994)	11,337	(15,657)
Net change	22,420	(9,427)	12,993	7,654	(3,215)	4,439

Foreign currency translation adjustments:
Net unrealized losses arising during period	(5,226)	—	(5,226)	(6,846)	—	(6,846)
Net change	(5,226)	—	(5,226)	(6,846)	—	(6,846)
Other comprehensive income (loss)	$17,194	$(9,427)	$7,767	$808	$(3,215)	$(2,407)

(1)
For the three and nine months ended September 30, 2016 and 2015, the pretax amount was reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statements of Income.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and nine months ended September 30, 2016 and 2015:

($ in thousands)	Three Months Ended September 30, 2016
	Retail Banking	Commercial Banking	Other	Total
Interest income	$77,186	$180,095	$23,036	$280,317
Charge for funds used	(24,320)	(53,262)	(3,858)	(81,440)
Interest spread on funds used	52,866	126,833	19,178	198,877
Interest expense	(14,855)	(3,699)	(7,615)	(26,169)
Credit on funds provided	68,622	8,206	4,612	81,440
Interest spread on funds provided	53,767	4,507	(3,003)	55,271
Net interest income	$106,633	$131,340	$16,175	$254,148
(Reversal of) provision for credit losses	$(3,709)	$13,234	$—	$9,525
Depreciation, amortization and (accretion), net	$782	$(5,875)	$40,541	$35,448
Segment pretax profit	$32,304	$80,393	$10,767	$123,464
As of September 30, 2016:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$7,606,611	$18,549,562	$7,099,102	$33,255,275

($ in thousands)	Three Months Ended September 30, 2015
	Retail Banking	Commercial Banking	Other	Total
Interest income	$81,911	$166,693	$16,028	$264,632
Charge for funds used	(20,795)	(41,447)	(20,485)	(82,727)
Interest spread on funds used	61,116	125,246	(4,457)	181,905
Interest expense	(13,727)	(4,765)	(5,851)	(24,343)
Credit on funds provided	68,783	8,849	5,095	82,727
Interest spread on funds provided	55,056	4,084	(756)	58,384
Net interest income (loss)	$116,172	$129,330	$(5,213)	$240,289
Provision for credit losses	$1,455	$6,281	$—	$7,736
Depreciation, amortization and (accretion), net (1)	$1,827	$(13,496)	$18,765	$7,096
Segment pretax profit (loss)	$52,325	$96,605	$(9,941)	$138,989
As of September 30, 2015:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$7,274,494	$17,125,065	$6,720,117	$31,119,676

($ in thousands)	Nine Months Ended September 30, 2016
	Retail Banking	Commercial Banking	Other	Total
Interest income	$233,192	$534,603	$67,559	$835,354
Charge for funds used	(70,770)	(159,734)	(22,465)	(252,969)
Interest spread on funds used	162,422	374,869	45,094	582,385
Interest expense	(44,133)	(11,965)	(19,320)	(75,418)
Credit on funds provided	210,831	26,655	15,483	252,969
Interest spread on funds provided	166,698	14,690	(3,837)	177,551
Net interest income	$329,120	$389,559	$41,257	$759,936
(Reversal of) provision for credit losses	$(2,846)	$19,864	$—	$17,018
Depreciation, amortization and (accretion), net	$279	$(25,915)	$86,316	$60,680
Segment pretax profit	$114,513	$268,401	$28,137	$411,051
As of September 30, 2016:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$7,606,611	$18,549,562	$7,099,102	$33,255,275

($ in thousands)	Nine Months Ended September 30, 2015
	Retail Banking	Commercial Banking	Other	Total
Interest income	$252,085	$482,816	$48,437	$783,338
Charge for funds used	(65,452)	(117,125)	(43,653)	(226,230)
Interest spread on funds used	186,633	365,691	4,784	557,108
Interest expense	(38,946)	(13,738)	(27,156)	(79,840)
Credit on funds provided	187,401	24,859	13,970	226,230
Interest spread on funds provided	148,455	11,121	(13,186)	146,390
Net interest income (loss)	$335,088	$376,812	$(8,402)	$703,498
(Reversal of) provision for credit losses	$(1,268)	$17,485	$—	$16,217
Depreciation, amortization and (accretion), net (1)	$6,743	$(30,027)	$40,625	$17,341
Segment pretax profit (loss)	$160,609	$287,049	$(17,422)	$430,236
As of September 30, 2015:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$7,274,494	$17,125,065	$6,720,117	$31,119,676

(1)	Includes amortization and accretion related to the FDIC indemnification asset/net payable to the FDIC.

NOTE 15 — SUBSEQUENT EVENTS

On October 19, 2016, the Company’s Board of Directors declared fourth quarter 2016 cash dividends of $0.20 per share for the Company’s common stock which is payable on November 15, 2016 to stockholders of record as of November 1, 2016.

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

Financial Highlights

The Company successfully completed another quarter with strong earnings and financial results for the three and nine months ended September 30, 2016, achieving healthy growth and an increase in revenues. It is the Company’s priority to focus on strengthening its risk management infrastructure, compliance, and the Bank Secrecy Act (“BSA”)/Anti-Money Laundering (“AML”) programs in order to meet increasing regulatory expectations. The Company continues making efforts to address BSA concerns and making the necessary investments for internal programs to ensure the Company is in compliance with BSA rules and regulations, while still providing strong return to stockholders.

Noteworthy items on the Company’s performance included:

•
Net income totaled $110.1 million and $320.9 million for the three and nine months ended September 30, 2016, which reflected increases of 17% and 10%, respectively, compared to the same periods in the prior year.

•	Diluted earnings per share were $0.76 and $2.21 for the three and nine months ended September 30, 2016, which reflected increases of 17% and 9%, respectively, compared to the prior year periods.

•
Revenue, the sum of net interest income before provision for credit losses and noninterest income increased $9.0 million or 3% to $303.5 million for the three months ended September 30, 2016, compared to the prior year period, and $51.7 million or 6% to $894.1 million for the nine months ended September 30, 2016, compared to the prior year period.

•
Noninterest expense increased $22.8 million or 15% to $170.5 million for the three months ended September 30, 2016 compared to the prior year period. For the nine months ended September 30, 2016, noninterest expense increased $70.0 million or 18% to $466.0 million compared to the prior year period.

•
The Company’s effective tax rate for the three and nine months ended September 30, 2016 was 10.8% and 21.9%, respectively, compared to 32.3% and 31.9% for the same periods in the prior year. The decreases in the effective tax rate were mainly attributable to a larger benefit from tax credit investments in 2016, compared to 2015.

•
Cost of funds remained at 0.36% for each of the three months ended September 30, 2016 and 2015. Cost of funds improved six basis points to 0.35% for the nine months ended September 30, 2016, compared to the prior year period.

Additionally, the Company experienced a $904.4 million or 3% growth in total assets as of September 30, 2016 compared to December 31, 2015. This was largely attributable to increases in net loans held-for-investment, cash and cash equivalents and a held-to-maturity investment security, partially offset by decreases in available-for-sale investment securities and securities purchased under resale agreements (“resale agreements”).

Gross loans held-for-investment increased $1.06 billion or 5% to $24.72 billion as of September 30, 2016, compared to $23.66 billion as of December 31, 2015, while the allowance for loan losses to loans held-for-investment ratio improved by nine basis points to 1.03% compared to 1.12% as of December 31, 2015. The overall balance sheet growth was primarily fueled by a solid deposit growth during the nine months ended September 30, 2016. Deposits increased $1.12 billion or 4% to $28.59 billion as of September 30, 2016 compared to $27.48 billion as of December 31, 2015, primarily due to a $2.13 billion or 10% increase in core deposits, partially offset by $1.02 billion or 15% decrease in time deposits to $5.60 billion as of September 30, 2016. Core deposits comprised 80% and 76% of total deposits as of September 30, 2016 and December 31, 2015, respectively.

From a capital management perspective, the Company continued to maintain a strong capital position with its Common Equity Tier 1 (“CET1”) capital ratio at 10.9% as of September 30, 2016, compared to 10.5% as of December 31, 2015. The total risk-based capital ratio was 12.5% and 12.2% as of September 30, 2016 and December 31, 2015, respectively. The Tier 1 leverage capital ratio was 8.9% as of September 30, 2016, compared to 8.5% as of June 30, 2016. Book value per common share increased $1.74 or 8% from $21.70 as of December 31, 2015 to $23.44 as of September 30, 2016.

The strong balance sheet growth and increased revenues placed the Company in a better position to focus on its bridge banking strategy and target future growth opportunities. As the Company remains focused on its continued growth, the Company continues to meet its customers’ financial needs. In October 2016, the Company’s Board of Directors (the “Board”) declared fourth quarter cash dividends for the Company’s common stock. The cash dividend of $0.20 per share is payable on November 15, 2016 to stockholders of record as of November 1, 2016.

Results of Operations

Net income increased $16.0 million or 17% to $110.1 million and $28.1 million or 10% to $320.9 million for the three and nine months ended September 30, 2016, respectively, from $94.1 million and $292.9 million for the same periods in 2015. The earnings performance during 2016 reflects the Company’s continued focus on prudent growth and its effort in maintaining operating expense discipline and in executing its business strategy.

Revenue, the sum of net interest income before provision for credit losses and noninterest income, was $303.5 million for the three months ended September 30, 2016, a $9.0 million or 3% increase from $294.5 million for the same period in 2015. The $9.0 million increase in revenue was primarily due to a $13.8 million increase in net interest income, partially offset a $4.8 million decrease in noninterest income. The $13.8 million increase in net interest income for the three months ended September 30, 2016 was primarily due to higher interest revenue generated from loan growth, partially offset by an increase in interest expense from an increase in customer deposits.

For the nine months ended September 30, 2016, revenue was $894.1 million, an increase of $51.7 million or 6% from $842.4 million for the same period in 2015. This increase was primarily due to a $56.4 million increase in net interest income, partially offset by a $4.8 million decrease in noninterest income. The $56.4 million increase in net interest income comparing the nine months ended September 30, 2016 to the same period in 2015 was primarily due to higher interest revenue generated from loan growth and a decrease in interest expense from securities sold under repurchase agreements (“repurchase agreements”) primarily due to a decrease in repurchase agreement average balances, partially offset by an increase in interest expense on customer deposits.

Noninterest expense increased $22.8 million or 15% to $170.5 million for the three months ended September 30, 2016, and $70.0 million or 18% to $466.0 million for the nine months ended September 30, 2016, compared to the same periods in 2015. The increase for the three months ended September 30, 2016 was primarily due to an increase in amortization of tax credit and other investments, compensation and employee benefits and legal expense, partially offset by a decrease in repurchase agreements’ extinguishment costs. The increase for the nine months ended September 30, 2016 was primarily due to an increase in amortization of tax credit and other investments, compensation and employee benefits, consulting expense and other real estate owned (“OREO”) expense, partially offset by a decrease in repurchase agreements’ extinguishment costs.

The return on average assets increased 11 basis points to 1.33% for the three months ended September 30, 2016, compared to 1.22% for the same period in 2015. For the nine months ended September 30, 2016, the return on average assets of 1.31% remained unchanged compared to the same period in 2015. The return on average equity increased 85 basis points to 13.08% for the three months ended September 30, 2016, compared to 12.23% for the same period in 2015. For the nine months ended September 30, 2016 and 2015, the return on average equity of 13.12% remained unchanged.

Components of Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Net interest income	$254.1	$240.3	$759.9	$703.5
Provision for credit losses	(9.5)	(7.7)	(17.0)	(16.2)
Noninterest income	49.3	54.2	134.1	138.9
Noninterest expense	(170.5)	(147.7)	(466.0)	(395.9)
Income tax expense	(13.3)	(44.9)	(90.1)	(137.4)
Net income	$110.1	$94.1	$320.9	$292.9
Annualized return on average assets	1.33%	1.22%	1.31%	1.31%
Annualized return on average equity	13.08%	12.23%	13.12%	13.12%

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

Net interest income for the three months ended September 30, 2016 was $254.1 million, an increase of $13.8 million or 6% compared to $240.3 million for the same period in 2015. Net interest income for the nine months ended September 30, 2016 was $759.9 million, an increase of $56.4 million or 8% compared to $703.5 million for the same period in 2015. The increase in net interest income for the nine months ended September 30, 2016 was primarily due to greater interest income resulting from the growth of the loan portfolio, resale agreements, and investment portfolio.

Net interest margin was 3.26% for the three months ended September 30, 2016, a six basis point decrease from 3.32% for the three months ended September 30, 2015. Net interest margin was 3.29% for the nine months ended September 30, 2016, a nine basis point decrease from 3.38% for the nine months ended September 30, 2015. The decrease in net interest margin for both the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily due to the reduction in loan yields. The lower loan yields for the three and nine months ended September 30, 2016 were primarily due to the prolonged low interest rate environment and lower accretion income from the loans accounted for under Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). During the three and nine months ended September 30, 2016, total accretion income from loans accounted for under ASC 310-30 was $7.1 million and $33.8 million, respectively, compared to $18.0 million and $46.4 million for the same periods in 2015, respectively.

For the three months ended September 30, 2016, average interest-earning assets increased $2.33 billion or 8% to $31.06 billion from $28.73 billion for the same period in 2015. The increase was primarily due to a $1.95 billion or 9% increase in average loan balances to $24.31 billion for the three months ended September 30, 2016, compared to $22.36 billion for the same period in 2015. For the nine months ended September 30, 2016, average interest-earning assets increased $2.97 billion or 11% to $30.81 billion from $27.84 billion for the same period in 2015. The increase was primarily due to a $2.02 billion or 9% increase in average loan balances to $24.01 billion for the nine months ended September 30, 2016, compared to $21.99 billion for the same period in 2015.

Customer deposits are an important source of low-cost funding and affect both net interest income and net interest margin. Average deposits, which consist of noninterest-bearing demand, interest-bearing checking, money market, savings and time deposits, increased by $2.05 billion or 8% to $28.28 billion for the three months ended September 30, 2016, compared to $26.23 billion for the same period in 2015. The ratio of average noninterest-bearing demand deposits to total deposits increased from 30% for the three months ended September 30, 2015 to 33% for the three months ended September 30, 2016. Average loans were 116% funded by average deposits for the three months ended September 30, 2016, slightly lower than the funding of 117% for the same period in 2015. Cost of deposits increased to 0.30% for the three months ended September 30, 2016 from 0.28% for the three months ended September 30, 2015. For the nine months ended September 30, 2016, average deposits increased by $2.91 billion or 12% to $28.06 billion, compared to $25.15 billion for the same period in 2015. The ratio of average noninterest-bearing demand deposits to total deposits increased to 32% for the nine months ended September 30, 2016 from 30% for the nine months ended September 30, 2015. Average loans were 117% funded by average deposits for the nine months ended September 30, 2016, higher than the funding of 114% for the same period in 2015. Cost of deposits remained stable at 0.29% during each of the nine months ended September 30, 2016 and 2015.

The following table presents the interest rate spread, net interest margin, average balances, interest income and expense, and the average yield/rates by asset and liability components for the three months ended September 30, 2016 and 2015:

($ in thousands)	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,593,577	$3,168	0.79%	$2,215,472	$4,190	0.75%
Resale agreements (2)	1,805,978	7,834	1.73%	1,243,478	4,411	1.41%
Investment securities (3)(4)	3,273,861	13,388	1.63%	2,830,941	10,279	1.44%
Loans (5)(6)	24,309,313	255,316	4.18%	22,364,976	244,372	4.33%
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock	72,625	611	3.35%	72,868	1,380	7.51%
Total interest-earning assets	31,055,354	280,317	3.59%	28,727,735	264,632	3.65%
Noninterest-earning assets:
Cash and cash equivalents	354,053			333,193
Allowance for loan losses	(266,763)			(261,479)
Other assets	1,763,889			1,863,481
Total assets	$32,906,533			$30,662,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$3,553,477	$3,253	0.36%	$2,838,728	$2,155	0.30%
Money market deposits	7,548,835	6,663	0.35%	6,938,009	4,992	0.29%
Savings deposits	2,133,036	1,160	0.22%	1,823,036	918	0.20%
Time deposits	5,627,084	9,973	0.71%	6,659,322	10,454	0.62%
Federal funds purchased and other short-term borrowings	32,137	212	2.62%	9,651	35	1.44%
FHLB advances	320,743	1,361	1.69%	318,523	1,074	1.34%
Repurchase agreements (2)	200,000	2,319	4.61%	238,641	3,555	5.91%
Long-term debt	196,170	1,228	2.49%	215,930	1,160	2.13%
Total interest-bearing liabilities	19,611,482	26,169	0.53%	19,041,840	24,343	0.51%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	9,413,031			7,970,181
Accrued expenses and other liabilities	532,779			599,633
Stockholders’ equity	3,349,241			3,051,276
Total liabilities and stockholders’ equity	$32,906,533			$30,662,930
Interest rate spread			3.06%			3.14%
Net interest income and net interest margin		$254,148	3.26%		$240,289	3.32%

(1)	Annualized.

(2)	Average balances of resale and repurchase agreements are reported net, pursuant to ASC 210-20-45, Balance Sheet Offsetting.

(3)	Yields on tax exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of net premiums on investment securities of $5.4 million and $4.2 million for the three months ended September 30, 2016 and 2015, respectively.

(5)	Average balances include nonperforming loans.

(6)	Includes the accretion of discount and amortization of net deferred loan costs which totaled $8.5 million and $19.0 million and for the three months ended September 30, 2016 and 2015, respectively.

The following table presents the interest rate spread, net interest margin, average balances, interest income and expense, and the average yield/rates by asset and liability components for the nine months ended September 30, 2016 and 2015:

($ in thousands)	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
ASSETS
Interest-earning assets:
Due from banks and short-term investments	$1,768,252	$10,245	0.77%	$1,772,734	$14,542	1.10%
Resale agreements (2)	1,672,993	22,479	1.79%	1,289,212	13,940	1.45%
Investment securities (3)(4)	3,289,014	37,433	1.52%	2,710,052	29,947	1.48%
Loans (5)(6)	24,006,926	763,189	4.25%	21,990,416	719,987	4.38%
FHLB and Federal Reserve Bank stock	76,122	2,008	3.52%	78,924	4,922	8.34%
Total interest-earning assets	30,813,307	835,354	3.62%	27,841,338	783,338	3.76%
Noninterest-earning assets:
Cash and cash equivalents	349,721			331,171
Allowance for loan losses	(264,088)			(261,213)
Other assets	1,763,505			1,872,695
Total assets	$32,662,445			$29,783,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$3,445,996	$9,058	0.35%	$2,666,141	$5,849	0.29%
Money market deposits	7,519,261	19,295	0.34%	6,657,620	13,833	0.28%
Savings deposits	2,043,547	3,207	0.21%	1,743,044	2,516	0.19%
Time deposits	5,941,760	29,148	0.66%	6,448,955	31,479	0.65%
Federal funds purchased and other short-term borrowings	19,384	390	2.69%	5,866	53	1.21%
FHLB advances	400,850	4,153	1.38%	325,015	3,156	1.30%
Repurchase agreements (2)	182,482	6,441	4.71%	522,693	19,494	4.99%
Long-term debt	201,060	3,726	2.48%	220,835	3,460	2.09%
Total interest-bearing liabilities	19,754,340	75,418	0.51%	18,590,169	79,840	0.57%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	9,107,051			7,631,711
Accrued expenses and other liabilities	534,569			577,469
Stockholders’ equity	3,266,485			2,984,642
Total liabilities and stockholders’ equity	$32,662,445			$29,783,991
Interest rate spread			3.11%			3.19%
Net interest income and net interest margin		$759,936	3.29%		$703,498	3.38%

(1)	Annualized.

(2)	Average balances of resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting.

(3)	Yields on tax exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of net premiums on investment securities of $18.2 million and $12.2 million for the nine months ended September 30, 2016 and 2015, respectively.

(5)	Average balances include nonperforming loans.

(6)	Includes the accretion of discount and amortization of net deferred loan costs which totaled $39.7 million and $49.7 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table presents the extent to which changes in interest rates and changes in average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Changes that are not solely due to either volume or rate are allocated proportionally based on the absolute value of the change related to average volume and average rate. Nonperforming loans are included in average loans used to compute the table below:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 vs. 2015			2016 vs. 2015
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Due from banks and short-term investments	$(1,022)	$(1,227)	$205	$(4,297)	$(37)	$(4,260)
Resale agreements	3,423	2,293	1,130	8,539	4,704	3,835
Investment securities	3,109	1,721	1,388	7,486	6,566	920
Loans	10,944	20,675	(9,731)	43,202	64,567	(21,365)
FHLB and Federal Reserve Bank stock	(769)	(5)	(764)	(2,914)	(169)	(2,745)
Total interest and dividend income	$15,685	$23,457	$(7,772)	$52,016	$75,631	$(23,615)
Interest-bearing liabilities:
Checking deposits	$1,098	$604	$494	$3,209	$1,913	$1,296
Money market deposits	1,671	467	1,204	5,462	1,940	3,522
Savings deposits	242	165	77	691	459	232
Time deposits	(481)	(1,735)	1,254	(2,331)	(2,487)	156
Federal funds purchased and other short-term borrowings	177	131	46	337	220	117
FHLB advances	287	8	279	997	775	222
Repurchase agreements	(1,236)	(522)	(714)	(13,053)	(12,060)	(993)
Long-term debt	68	(112)	180	266	(328)	594
Total interest expense	$1,826	$(994)	$2,820	$(4,422)	$(9,568)	$5,146
Change in net interest income	$13,859	$24,451	$(10,592)	$56,438	$85,199	$(28,761)

Noninterest Income

Noninterest income decreased by $4.9 million or 9% to $49.3 million for the three months ended September 30, 2016 compared to $54.2 million for the same period in 2015 and decreased $4.8 million or 3% to $134.1 million for the nine months ended September 30, 2016 compared to $138.9 million for the same period in 2015. The decreases were mainly attributable to decreases in net gains on sales of available-for-sale investment securities and loans, partially offset by a reduction in expenses related to changes in Federal Deposit Insurance Corporation (“FDIC”) indemnification asset and receivable/payable, as well as increases in letters of credit fees and foreign exchange income, and other fees and operating income.

The following table presents the components of noninterest income for the periods indicated:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Branch fees	$10.4	$10.0	$31.0	$29.2
Letters of credit fees and foreign exchange income	10.9	7.5	31.4	25.0
Ancillary loan fees	6.1	4.8	14.0	10.3
Wealth management fees	4.0	4.4	9.9	14.3
Derivative commission income	5.4	4.3	12.0	12.0
Net gains on sales of loans	2.2	4.9	7.0	19.7
Net gains on sales of available-for-sale investment securities	1.8	17.0	8.5	27.0
Changes in FDIC indemnification asset and receivable/payable	—	(3.9)	—	(19.0)
Other fees and operating income	8.5	5.2	20.3	20.4
Total noninterest income	$49.3	$54.2	$134.1	$138.9

The following discussion provides the composition of the major changes in noninterest income and the factors contributing to the changes.

Net gains on sales of available-for-sale investment securities decreased by $15.2 million or 89% to $1.8 million for the three months ended September 30, 2016 from $17.0 million for the three months ended September 30, 2015, and decreased by $18.5 million or 69% to $8.5 million for the nine months ended September 30, 2016 from $27.0 million for the nine months ended September 30, 2015. Proceeds from sales of available-for-sale investment securities for the three months ended September 30, 2016 and 2015 amounted to $143.5 million and $855.4 million, respectively. Proceeds from sales of available-for-sale investment securities for the nine months ended September 30, 2016 and 2015 were $1.01 billion and $1.33 billion, respectively. The available-for-sale investment securities sold for the three and nine months ended September 30, 2016 and 2015 were primarily comprised of U.S. Treasury, and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities.

Net gains on sales of loans for the three months ended September 30, 2016 amounted to $2.2 million, compared to $4.9 million for the three months ended September 30, 2015, which included lower of cost or market (“LOCOM”) valuation adjustments. Net gains on sales of loans for the nine months ended September 30, 2016, which included LOCOM valuation adjustments, amounted to $7.0 million, compared to $19.7 million for the nine months ended September 30, 2015. The decrease in net gains on sales of loans for the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily related to a decrease in loans sold. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Total Loan Portfolio for details.

For the three and nine months ended September 30, 2016, there was no expense related to the changes in FDIC indemnification asset and receivable/payable, compared to $3.9 million and $19.0 million of expense for the same periods in 2015, respectively. In 2015, the Company reached an agreement with the FDIC to early terminate the Washington First International Bank and United Commercial Bank shared-loss agreements. There were no remaining shared-loss agreements with the FDIC as of December 31, 2015.

Letters of credit fees and foreign exchange income increased by $3.4 million or 45% to $10.9 million for the three months ended September 30, 2016 from $7.5 million for the three months ended September 30, 2015. Letters of credit fees and foreign exchange income increased by $6.4 million or 26% to $31.4 million for the nine months ended September 30, 2016 from $25.0 million for the nine months ended September 30, 2015. The growth in both periods was mainly attributable to increases in credit enhancement fee income and foreign exchange trade volume.

Noninterest Expense

Noninterest expense totaled $170.5 million for the three months ended September 30, 2016, an increase of $22.8 million or 15%, compared to $147.7 million for the same period in 2015. The increase for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to higher amortization of tax credit and other investments, and compensation and employee benefits. This increase was partially offset by the fact that there were no repurchase agreements’ extinguishment costs incurred in the three months ended September 30, 2016. Noninterest expense totaled $466.0 million for the nine months ended September 30, 2016, an increase of $70.1 million or 18%, compared to $395.9 million for the same period in 2015. The increase for the nine months ended September 30, 2016, compared to the same period in 2015 was primarily due to higher amortization of tax credit and other investments, compensation and employee benefits, higher consulting expenses and OREO expense. This increase was partially offset by the fact that there were no repurchase agreements’ extinguishment costs incurred in the nine months ended September 30, 2016.

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Compensation and employee benefits	$75.0	$66.2	$220.2	$193.3
Occupancy and equipment expense	15.5	15.4	45.6	46.0
Amortization of tax credit and other investments	32.6	12.3	60.8	21.6
Amortization of premiums on deposits acquired	2.0	2.3	6.2	7.0
Deposit insurance premiums and regulatory assessments	6.5	4.7	17.3	13.7
OREO (income) expense	(0.1)	(1.4)	1.5	(7.5)
Legal expense	5.4	2.1	12.7	13.1
Data processing	2.7	2.6	8.7	7.6
Consulting expense	4.6	5.0	19.0	9.6
Deposit related expenses	3.1	2.5	7.7	7.4
Computer software expense	3.3	2.4	9.3	6.4
Repurchase agreements’ extinguishment costs	—	15.2	—	21.8
Other operating expense	19.9	18.4	57.0	55.9
Total noninterest expense	$170.5	$147.7	$466.0	$395.9

The following provides a discussion of the major changes in noninterest expense and the factors contributing to the changes.

Amortization of tax credit and other investments increased by $20.3 million to $32.6 million for the three months ended September 30, 2016, compared to $12.3 million for the same period in 2015, and increased by $39.2 million to $60.8 million for the nine months ended September 30, 2016, compared to $21.6 million for the same period in 2015. The increases were primarily due to additional tax credit investments placed in service for the three and nine months ended September 30, 2016.

Compensation and employee benefits increased by $8.8 million or 13% to $75.0 million for the three months ended September 30, 2016, compared to $66.2 million for the same period in 2015, and increased by $26.9 million or 14% to $220.2 million for the nine months ended September 30, 2016, compared to $193.3 million for the same period in 2015. The increases were primarily attributable to the increased headcount to support the Company’s growing business and regulatory compliance requirements.

Consulting expense slightly decreased $389 thousand or 8% to $4.6 million for the three months ended September 30, 2016, compared to $5.0 million for the same period in 2015. However, consulting expense increased $9.4 million or 98% to $19.0 million for the nine months ended September 30, 2016, compared to $9.6 million for the same period in 2015. The increase for the nine months ended September 30, 2016 was primarily due to BSA and AML consulting expenses incurred to implement a more robust BSA/AML compliance program in order to address the requirements of the written agreement, dated November 9, 2015, with the Federal Reserve Bank of San Francisco (“Written Agreement“) and Memorandum of Understanding (“MOU”) with the California Department of Business Oversight (“DBO”). Refer to MD&A — Regulatory Matters for details.

OREO income was $67 thousand and $1.4 million for the three months ended September 30, 2016 and 2015, respectively. OREO expense was $1.5 million for the nine months ended September 30, 2016, compared to an income of $7.5 million for the same period in 2015. The increases were mainly attributable to lower net gains on OREO sales for the three and nine months ended September 30, 2016.

During the three and nine months ended September 30, 2015, the Company recorded $15.2 million and $21.8 million, respectively, in extinguishment costs related to $445.0 million and $545.0 million, respectively, of repurchase agreements. There was no debt extinguishment during the three and nine months ended September 30, 2016.

Income Taxes

Provision for income taxes was $13.3 million and $90.1 million for the three and nine months ended September 30, 2016, respectively, compared to $44.9 million and $137.4 million for the same periods in 2015. The effective tax rate was 10.8% and 21.9% for the three and nine months ended September 30, 2016, respectively, compared to 32.3% and 31.9% for the same periods in 2015. The lower effective tax rate for the three and nine months ended September 30, 2016, compared to the same periods in 2015 was mainly attributable to additional tax credit investments entered during 2016. Included in the income tax expense recognized for the three and nine months ended September 30, 2016 was $42.5 million and $94.5 million, respectively, compared to $19.4 million and $58.1 million for the same periods in 2015, of tax credits generated mainly from investments in qualified affordable housing partnerships and other tax credit investments. During the three months ended September 30, 2016, the Company closed its audits for the years 2003 through 2008 with the California Franchise Tax Board and received a settlement of $4.7 million related to various refund claims under review. This settlement contributed to a $3.0 million income tax benefit during the three and nine months ended September 30, 2016.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized and settled. As of September 30, 2016 and December 31, 2015, the Company had net deferred tax assets of $127.5 million and $135.9 million, respectively.

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

Note 14 — Business Segments to the Consolidated Financial Statements describes the Company’s segment reporting methodology as well as the business activities of each business segment and presents financial results of these business segments for the three and nine months ended September 30, 2016 and 2015.

The following table presents the selected segment information for the periods indicated:

($ in millions)	Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	Retail Banking		Commercial Banking		Other
Net interest income (loss)	$106.6	$116.2	$131.3	$129.3	$16.2	$(5.2)
Noninterest income	$14.7	$13.1	$26.2	$20.1	$8.4	$21.0
Noninterest expense	$55.9	$47.0	$45.3	$37.4	$69.3	$63.3
Pretax income (loss)	$32.3	$52.3	$80.4	$96.6	$10.8	$(9.9)

($ in millions)	Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	Retail Banking		Commercial Banking		Other
Net interest income (loss)	$329.1	$335.1	$389.6	$376.8	$41.2	$(8.4)
Noninterest income	$37.8	$36.5	$70.4	$60.4	$25.9	$42.0
Noninterest expense	$173.3	$148.2	$145.7	$121.3	$147.0	$126.4
Pretax income (loss)	$114.5	$160.6	$268.4	$287.0	$28.2	$(17.4)

Retail Banking
The Retail Banking segment reported pretax income of $32.3 million and $114.5 million for the three and nine months ended September 30, 2016, respectively, compared to $52.3 million and $160.6 million for the same periods in 2015. The decrease in pretax income for this segment for the three and nine months ended September 30, 2016 was driven by a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income and a decrease in provision for credit losses.
Net interest income for this segment decreased $9.5 million or 8% to $106.6 million for the three months ended September 30, 2016, compared to $116.2 million for the same period in 2015. Net interest income for this segment decreased $6.0 million or 2% to $329.1 million for the nine months ended September 30, 2016, compared to $335.1 million for the same period in 2015. The decrease in net interest income was due to lower discount accretion to interest income from the PCI loan portfolio and single-family residential loans purchased in 2016 at a lower yield compared to loans in the portfolio for the same periods in 2015. The decrease in net interest income for the nine months ended September 30, 2016 was partially offset by the growth in core deposits for this segment.
Noninterest income for this segment increased $1.6 million or 13% to $14.7 million for the three months ended September 30, 2016, compared to $13.1 million for the same period in 2015. Noninterest income for this segment increased $1.3 million or 4% to $37.8 million for the nine months ended September 30, 2016, compared to $36.5 million recorded for the same period in 2015. The increase in noninterest income for the three and nine months ended September 30, 2016 was attributable to a decrease in the reduction of changes in FDIC indemnification asset and receivable/(payable) as all remaining shared-loss agreements with the FDIC were early terminated as of December 31, 2015, and an increase in derivative commission income, partially offset by decreases in wealth management fees and net gains on sales of loans.

Noninterest expense for this segment increased $9.0 million or 19% to $55.9 million for the three months ended September 30, 2016, compared to $47.0 million for the same period in 2015. The increase was primarily due to higher compensation and employee benefits, consulting expense, deposit insurance premiums and regulatory assessments and loan-related expenses. Noninterest expense for this segment increased $25.1 million or 17% to $173.3 million during the nine months ended September 30, 2016, compared to $148.2 million for the same period in 2015. This increase was mainly a result of higher consulting expense, compensation and employee benefits, deposit insurance premiums and regulatory assessments, data processing and computer software expenses.
Commercial Banking
The Commercial Banking segment reported pretax income of $80.4 million and $268.4 million for the three and nine months ended September 30, 2016, respectively, compared to $96.6 million and $287.0 million for the same periods in 2015. The decrease in pretax income for this segment for the three and nine months ended September 30, 2016 was attributable to increases in noninterest expense and provision for credit losses, partially offset by increases in net interest income and noninterest income.
Net interest income for this segment increased $2.0 million or 2% to $131.3 million for the three months ended September 30, 2016, compared to $129.3 million for the same period in 2015. For the nine months ended September 30, 2016, net interest income for this segment increased $12.8 million or 3% to $389.6 million, compared to $376.8 million for the same period in 2015. The increase in net interest income for the three and nine months ended September 30, 2016 was due to the growth of commercial loans, partially offset by the lower discount accretion to interest income from the PCI loan portfolio.
Noninterest income for this segment increased $6.1 million or 31% to $26.2 million for the three months ended September 30, 2016, compared to $20.1 million for the same period in 2015. The increase in noninterest income was primarily due to increases in derivative commission income, letters of credit fees and ancillary loan fees. For the nine months ended September 30, 2016, noninterest income for this segment increased $10.0 million or 17% to $70.4 million, compared to $60.4 million recorded for the same period in 2015. The increase was attributable to a decrease in the reduction of changes in FDIC indemnification asset and receivable/(payable), as previously discussed in the Retail Banking segment, and increases in ancillary loan fees, foreign exchange income and letters of credit fees, partially offset by decreases in derivative commission income and net gains on sales of loans.
Noninterest expense for this segment increased $7.9 million or 21% to $45.3 million for the three months ended September 30, 2016, compared to $37.4 million for the same period in 2015. The increase in noninterest expense was due to increases in compensation and employee benefits, OREO expense and consulting expense. Noninterest expense for this segment increased $24.4 million or 20% to $145.7 million during the nine months ended September 30, 2016, compared to $121.3 million for the same period in 2015. The increase in noninterest expense was primarily due to increases in compensation and employee benefits, OREO expense, consulting expense, legal expense and deposit insurance premiums and regulatory assessments, partially offset by a decrease in loan-related expenses.
Other
The Other segment reported pretax income of $10.8 million and $28.2 million for the three and nine months ended September 30, 2016, respectively, compared to pretax losses of $9.9 million and $17.4 million for the same periods in 2015.
Net interest income for this segment increased $21.4 million to $16.2 million for the three months ended September 30, 2016, compared to a net interest loss of $5.2 million for the same period in 2015. Net interest income for this segment increased $49.7 million to $41.2 million for the nine months ended September 30, 2016, compared to a net interest loss of $8.4 million for the same period in 2015. The increase in net interest income for the three and nine months ended September 30, 2016 was primarily due to an increase in interest income from investment securities and a decrease in interest expense on repurchase agreements. The Other segment includes the activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through fund transfer pricing which is included in net interest income. In addition, it bears the cost of adverse movement in interest rates which affect the net interest margin.

Noninterest income for this segment decreased $12.6 million or 60% to $8.4 million for the three months ended September 30, 2016, compared to $21.0 million recorded for the same period in 2015. Noninterest income for this segment decreased $16.1 million or 38% to $25.9 million for the nine months ended September 30, 2016, compared to $42.0 million recorded for the same period in 2015. The decrease in noninterest income for the three and nine months ended September 30, 2016 was primarily due to the lower net gains on the sales of available-for-sale investment securities, partially offset by an increase in rental income.
Noninterest expense for this segment increased $5.9 million or 9% to $69.3 million for the three months ended September 30, 2016, compared to $63.3 million for the same period in 2015. This increase was primarily due to higher amortization of tax credit and other investments, and legal expense, partially offset by repurchase agreements’ extinguishment costs incurred in 2015 and lower consulting expense. Noninterest expense for this segment increased $20.6 million or 16% to $147.0 million for the nine months ended September 30, 2016, compared to $126.4 million for the same period in 2015. This increase was primarily due to higher amortization of tax credit and other investments, and compensation and employee benefits, partially offset by repurchase agreements’ extinguishment costs incurred in 2015 and lower consulting expense.
Balance Sheet Analysis

Total assets increased $904.4 million or 3%, to $33.26 billion as of September 30, 2016, compared to $32.35 billion as of December 31, 2015. The net increase in total assets was primary due to increases of $1.10 billion or 5% in net loans held-for-investment, $305.9 million or 22% in cash and cash equivalents and $154.5 million or 100% in held-to-maturity investment security. These increases were partially offset by decreases of $536.6 million or 14% in available-for-sale investment securities and $100.0 million or 6% in resale agreements.

The $1.10 billion increase in net loans held-for-investment was primarily driven by growth in the loan portfolio, mainly from increases in CRE loans of $404.3 million, C&I loans of $355.0 million, residential loans of $182.1 million and consumer loans of $123.4 million.
The $305.9 million increase in cash and cash equivalents was largely due to the timing of cash inflows versus outflows from fundings, payments, and cash requirements related to normal operating activities. The $154.5 million increase in the held-to-maturity investment security was the result of a securitization of multifamily real estate loans entered into by the Company during the first quarter of 2016.
The $536.6 million decrease in available-for-sale investment securities was largely due to decreases of $542.1 million in U.S. Treasury securities and $385.5 million in U.S. government agency and U.S. government sponsored enterprise debt securities, partially offset by increases of $247.6 million in foreign bonds and $172.6 million in U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities.
The $100.0 million decrease in resale agreements from $1.60 billion as of December 31, 2015 to $1.50 billion as of September 30, 2016 was mainly due to $1.45 billion of paydowns and maturities of resale agreements, partially offset by $1.15 billion of purchases of resale agreements during the nine months ended September 30, 2016. This $300.0 million net decrease in gross resale agreements was, however, partially offset by a $200.0 million decrease in resale and repurchase agreements that were eligible for netting as of September 30, 2016 compared to December 31, 2015.
Total liabilities increased $649.2 million or 2%, to $29.88 billion as of September 30, 2016, compared to $29.23 billion as of December 31, 2015. The increase in total liabilities funded the asset growth. This net increase was primarily due to increases of $1.12 billion or 4% in customer deposits growth and $200.0 million or 100% in repurchase agreements, partially offset by a decrease of $698.3 million or 69% in FHLB advances. Total customer deposits grew to $28.59 billion as of September 30, 2016, largely due to increases in noninterest-bearing demand deposits of $867.2 million, money market deposits of $751.1 million, and savings and interest-bearing checking accounts of $516.6 million. Such increases in customer deposits were partially offset by a decrease in time deposits of $1.02 billion as a result of reductions in public deposits. The $200.0 million increase in repurchase agreements was due to a $200.0 million decrease in resale and repurchase agreements that were eligible for netting as of September 30, 2016 compared to December 31, 2015 as discussed in the preceding paragraph. The $698.3 million decrease in FHLB advances was primarily due to the repayment of $700.0 million of short-term FHLB advances which matured in the first quarter of 2016.

Investment Securities

Income from investment securities provides a significant portion of the Company’s total income, primarily from available-for-sale investment securities. The Company aims to maintain an investment portfolio with an appropriate mix of fixed-rate and adjustable-rate securities with relatively short durations to minimize overall interest rate and liquidity risk. The Company’s available-for-sale investment securities are liquid in nature and provide:

•	Interest income for earnings and yield enhancement;

•	Availability for funding needs arising during the normal course of business;

•	The ability to execute interest risk management strategies due to changes in economic or market conditions which influence loan origination demand, prepayment speeds, or deposit balances and mix; and

•	Collateral to support pledging agreements which enhance the Company’s borrowing capacity.

The Company’s available-for-sale investment securities portfolio consists primarily of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise debt securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, municipal securities, corporate debt securities and foreign bonds. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in Accumulated other comprehensive income or loss, as a component of Stockholders’ equity on the Consolidated Balance Sheets.

During the nine months ended September 30, 2016, the Company securitized $201.7 million of multifamily residential loans and retained a $160.1 million senior tranche of the securities. The resulting security is classified as a held-to-maturity investment, which is carried at amortized cost. The held-to-maturity security is a non-agency commercial mortgage-backed security maturing on April 25, 2046. Management intends to and the Company has the ability to hold the security to maturity.

Total available-for-sale investment securities decreased $536.6 million or 14% to $3.24 billion as of September 30, 2016, compared with $3.77 billion as of December 31, 2015. The primary drivers of this decrease during the nine months ended September 30, 2016 were:

•
$542.1 million decrease in U.S Treasury securities primarily due to the sales of $710.7 million resulting in $4.8 million of realized gains and $90.0 million in maturities, partially offset by $255.5 million of purchases.

•	$385.5 million decrease in U.S. government agency and U.S. government sponsored enterprise debt securities primarily due to calls of $533.9 million, partially offset by $159.1 million of purchases.

•	$247.6 million increase in foreign bonds primarily due to the purchase of $299.9 million of multilateral development bank bonds. These purchases were partially offset by calls of $50.0 million.

•
$172.6 million increase in U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities primarily due to $616.3 million of purchases, partially offset by $266.2 million in sales resulting in realized gains of $3.2 million and paydowns of approximately $180.0 million.

As of September 30, 2016, the available-for-sale investment portfolio had net unrealized gains of $11.8 million compared to net unrealized losses of $10.6 million as of December 31, 2015. The change in the net unrealized amount was primarily attributed to a decline in interest rates. Securities in an unrealized loss position are analyzed periodically for other-than-temporary impairment (“OTTI”). No OTTI was recognized for the three and nine months ended September 30, 2016 and 2015.

As of September 30, 2016 and December 31, 2015, available-for-sale investment securities with fair values of $955.7 million and $873.0 million, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, and for other purposes required or permitted by law. For complete discussion and disclosure, please see Note 5 — Investment Securities to the Consolidated Financial Statements.

The following table presents the weighted average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s investment securities as of September 30, 2016:

($ in thousands)	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale investment securities:
U.S. Treasury securities	$120,982	0.61%	$283,367	1.01%	$52,099	1.26%	$—	—%	$456,448	0.93%
U.S. government agency and U.S. government sponsored enterprise debt securities	254,839	0.89%	52,985	1.01%	75,507	2.10%	—	—%	383,331	1.14%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—%	18,105	2.95%	47,683	2.86%	261,030	2.45%	326,818	2.54%
Residential mortgage-backed securities	—	—%	117	4.53%	74,173	2.10%	1,120,548	1.95%	1,194,838	1.96%
Municipal securities (1)	6,463	2.70%	127,031	2.31%	13,964	2.50%	4,835	3.95%	152,293	2.40%
Non-agency residential mortgage-backed securities:
Investment grade	—	—%	—	—%	—	—%	52,957	3.23%	52,957	3.35%
Corporate debt securities:
Investment grade	2,180	2.79%	—	—%	100,283	2.10%	179,524	2.14%	281,987	2.13%
Non-investment grade	8,778	1.34%	—	—%	—	—%	—	—%	8,778	1.34%
Foreign bonds:
Investment grade	227,007	1.63%	110,427	2.09%					337,434	2.02%
Other securities	41,740	2.58%	—	—%	—	—%	—	—%	41,740	2.58%
Total available-for-sale investment securities	$661,989		$592,032		$363,709		$1,618,894		$3,236,624

Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$—	—%	$—	—%	$—	—%	$154,296	3.23%	$154,296	3.23%

(1)	Yields on tax exempt securities are not presented on a tax-equivalent basis.

Total Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include CRE, C&I, residential and consumer.

CRE Loans. CRE loans include income producing real estate, construction and land loans. Interest rates on CRE loans may be fixed, variable, or hybrid. Although real estate loans are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those for commercial business loans. Approximately 74% of CRE loans are secured by real estate in California. Consequently, changes in the California economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

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
Residential Loans. Adjustable rate mortgage (“ARM”) residential loans consist of both single-family and multifamily loans. The Company offers first mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Company’s ARM single-family residential loan programs generally have a one- to five-year initial fixed period. The Company’s multifamily residential loan programs include variable rate loans that have a six-month floating ARM, or a three- to seven-year initial fixed period.

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

The following table presents the composition of the Company’s total loan portfolio by segment as of September 30, 2016 and December 31, 2015:

($ in thousands)	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
CRE:
Income producing	$7,780,775	31%	$7,478,474	32%
Construction	600,803	2%	438,671	2%
Land	133,501	1%	193,604	1%
Total CRE	8,515,079	34%	8,110,749	35%
C&I:
Commercial business	8,683,442	35%	8,213,897	35%
Trade finance	674,603	3%	789,110	3%
Total C&I	9,358,045	38%	9,003,007	38%
Residential:
Single-family	3,351,867	14%	3,066,919	13%
Multifamily	1,420,126	6%	1,522,995	6%
Total residential	4,771,993	20%	4,589,914	19%
Consumer	2,079,474	8%	1,956,091	8%
Total loans held-for-investment (1)	$24,724,591	100%	$23,659,761	100%
Unearned fees, premiums, and discounts, net	7,371		(16,013)
Allowance for loan losses	(255,812)		(264,959)
Loans held-for-sale	47,719		31,958
Total loans, net	$24,523,869		$23,410,747

(1)	Loans net of ASC 310-30 discount.

The Company’s total loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as non-purchased credit impaired (“non-PCI”) loans. Acquired loans for which there was, at the acquisition date, evidence of credit deterioration are referred to as purchased credit impaired (“PCI”) loans. PCI loans are recorded net of ASC 310-30 discount and totaled $717.6 million and $970.8 million, respectively, as of September 30, 2016 and December 31, 2015. For additional details regarding PCI loans, please see Note 7 — Loans Receivable And Allowance For Credit Losses to the Consolidated Financial Statements.

The Company’s overseas offices include the branch in Hong Kong and the subsidiary bank in China. As of September 30, 2016 and December 31, 2015, loans held in the Hong Kong branch totaled $657.0 million and $694.6 million, respectively. As of September 30, 2016 and December 31, 2015, loans held in the subsidiary bank in China totaled $410.4 million and $356.5 million, respectively. In total, these loans represent approximately 3% of total consolidated assets as of both September 30, 2016 and December 31, 2015. These loans are included in the total loan portfolio table.

Net loans, including loans held-for-sale, increased $1.11 billion or 5% to $24.52 billion as of September 30, 2016 from $23.41 billion as of December 31, 2015. The increase was largely attributable to increases of $404.3 million or 5% in CRE loans, $355.0 million or 4% in C&I loans, $182.1 million or 4% in residential loans and $123.4 million or 6% in consumer loans.

When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic review under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from the loans held-for-investment portfolio to the loans held-for-sale portfolio at LOCOM. Transfers of loans held-for-investment to loans held-for-sale were $144.9 million and $720.7 million, respectively, for the three and nine months ended September 30, 2016. These loan transfers were comprised primarily of C&I, multifamily residential and CRE loans. In comparison, loans held-for-investment transferred to loans held-for-sale of $400.3 million and $1.56 billion, respectively, for the three and nine months ended September 30, 2015, were comprised primarily of single-family residential and C&I loans. For the three months ended September 30, 2016, no write-downs to the allowance for loan losses were recorded that related to loans transferred from loans held-for-investment to loans held-for-sale. For the nine months ended September 30, 2016, the Company recorded $1.9 million in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held-for-sale. In comparison, the Company recorded $968 thousand and $3.1 million in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held-for-sale for the three and nine months ended September 30, 2015, respectively.

During the three months ended September 30, 2016 and 2015, the Company sold $107.3 million and $181.9 million, respectively, in originated loans resulting in net gains of $2.2 million and $5.1 million, respectively. During the nine months ended September 30, 2016 the Company sold or securitized $529.5 million in originated loans, resulting in net gains of $9.3 million. The Company recorded $1.1 million in net gains and $641 thousand in mortgage servicing rights, and retained $160.1 million of the senior tranche of the resulting securities from the securitization of $201.7 million of multifamily residential loans during the nine months ended September 30, 2016. Originated loans sold or securitized during the nine months ended September 30, 2016, were comprised primarily of $247.5 million of multifamily residential loans, $156.3 million of C&I loans and $115.2 million of CRE loans. In comparison, during the nine months ended September 30, 2015, the Company sold $741.0 million in originated loans resulting in net gains of $19.4 million. Originated loans sold during the nine months ended September 30, 2015 were primarily comprised of $640.0 million of single-family residential loans and $95.8 million of C&I loans. Excluding the impact of the $529.5 million in originated loans sold and securitized, organic loan growth during the nine months ended September 30, 2016 was $1.59 billion or 9% annualized.

From time to time, the Company purchases loans (including participation loans) and sells loans in the secondary market. During the three and nine months ended September 30, 2016, the Company purchased approximately $456.9 million and $1.50 billion of loans, respectively, compared to $207.0 million and $572.5 million, respectively, for the same periods last year. The Company sold $45.8 million and $179.4 million of loans in the secondary market, respectively, during the three and nine months ended September 30, 2016. Such purchased loans were transferred from loans held-for-investment to loans held-for-sale and a write-down to allowance was recorded, as appropriate. No gains or losses on loans sold in the secondary market were recorded for the three months ended September 30, 2016. For the nine months ended September 30, 2016, the Company recorded $69 thousand in gains on loans sold in the secondary market. In comparison, the Company sold $64.0 million and $510.1 million of loans in the secondary market, respectively, during the three and nine months ended September 30, 2015. No gains or losses on loans sold in the secondary market were recorded for the three months ended September 30, 2015. For the nine months ended September 30, 2015, the Company recorded net gains of $1.0 million on loans sold in the secondary market.

No LOCOM adjustments related to the loans held-for-sale portfolio were recorded for the three months ended September 30, 2016, compared to the $211 thousand recorded for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, the Company recorded $2.4 million and $728 thousand, respectively, in LOCOM adjustments related to the loans held-for-sale portfolio. LOCOM adjustments are recorded in Net gains on sales of loans on the Consolidated Statements of Income.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans and OREO, net. Loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. The following table presents information regarding non-PCI nonperforming assets and performing troubled debt restructurings (“TDRs”) as of September 30, 2016 and December 31, 2015:

($ in thousands)	September 30, 2016	December 31, 2015
Nonaccrual loans	$121,876	$121,369
OREO, net	8,622	7,034
Total nonperforming assets	$130,498	$128,403
Performing TDRs	$61,617	$43,575
Non-PCI nonperforming assets to total assets	0.39%	0.40%
Non-PCI nonaccrual loans to loans held-for-investment	0.49%	0.51%
Allowance for loan losses to non-PCI nonaccrual loans	209.90%	218.31%

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrower’s financial condition and loan repayment capabilities. Nonaccrual loans increased slightly to $121.9 million as of September 30, 2016 from $121.4 million as of December 31, 2015.

As of September 30, 2016, $75.6 million or 62% of the $121.9 million non-PCI nonaccrual loans consisted of loans which were less than 90 days past due. In comparison, approximately $69.2 million or 57% of the $121.4 million non-PCI nonaccrual loans consisted of loans which were less than 90 days past due as of December 31, 2015. For additional details regarding the Company’s non-PCI nonaccrual loans policy, please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

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

The following table presents the accruing and nonaccruing TDRs by loan segments as of September 30, 2016 and December 31, 2015:

($ in thousands)	September 30, 2016		December 31, 2015
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
CRE	$22,703	$9,766	$11,470	$8,310
C&I	22,552	18,886	17,095	34,285
Residential	14,806	9,676	13,770	10,508
Consumer	1,556	—	1,240	—
Total	$61,617	$38,328	$43,575	$53,103

Performing TDR loans increased $18.0 million or 41% to $61.6 million as of September 30, 2016, primarily due to one CRE loan and one C&I loan becoming TDRs during the nine months ended September 30, 2016. Nonperforming TDR loans decreased $14.8 million or 28% to $38.3 million as of September 30, 2016 primarily due to the charge-offs of two C&I loans and the sale of one C&I loan during the nine months ended September 30, 2016.

Impaired loans exclude the homogeneous consumer loan portfolio which is evaluated collectively for impairment. The Company’s impaired loans predominantly include non-PCI loans held-for-investment on nonaccrual status and non-PCI loans modified as a TDR, on both accrual and nonaccrual status. Please see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K for additional information regarding the Company’s TDR and impaired loan policies. As of September 30, 2016, the allowance for loan losses included $5.0 million for impaired loans with a total recorded balance of $93.1 million. As of December 31, 2015, the allowance for loan losses included $20.3 million for impaired loans with a total recorded balance of $85.8 million.

The following table presents the recorded investment balances for non-PCI impaired loans as of September 30, 2016 and December 31, 2015:

($ in thousands)	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
CRE:
Income producing	$51,196	28%	$40,067	24%
Construction	—	—%	14	—%
Land	6,307	4%	1,315	1%
Total CRE impaired loans	57,503	32%	41,396	25%
C&I:
Commercial business	81,769	45%	71,156	43%
Trade finance	5,016	3%	10,675	7%
Total C&I impaired loans	86,785	48%	81,831	50%
Residential:
Single-family	13,281	7%	15,012	9%
Multifamily	20,857	12%	23,727	15%
Total residential impaired loans	34,138	19%	38,739	24%
Consumer	1,556	1%	1,240	1%
Total impaired loans	$179,982	100%	$163,206	100%

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

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent loss in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of September 30, 2016, future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions. For additional details on the Company’s allowance for credit losses, including the methodologies used, please see Note 7 — Loans Receivable And Allowance For Credit Losses to the Consolidated Financial Statements and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2015 Form 10-K.

The following table presents a summary of activities in the allowance for credit losses during the three and nine months ended September 30, 2016 and 2015:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Allowance for loan losses, beginning of period	$266,768	$261,229	$264,959	$261,679
Provision for loan losses	11,514	8,434	19,049	9,886
Gross charge-offs:
CRE	(309)	(135)	(504)	(1,486)
C&I	(23,696)	(7,187)	(31,770)	(16,619)
Residential	(29)	(35)	(166)	(782)
Consumer	(13)	(123)	(17)	(586)
Total gross charge-offs	(24,047)	(7,480)	(32,457)	(19,473)
Gross recoveries:
CRE	634	83	873	1,261
C&I	165	933	2,068	7,067
Residential	654	1,158	1,048	3,606
Consumer	124	73	272	404
Total gross recoveries	1,577	2,247	4,261	12,338
Net charge-offs	(22,470)	(5,233)	(28,196)	(7,135)
Allowance for loan losses, end of period	255,812	264,430	255,812	264,430

Allowance for unfunded credit reserves, beginning of period	20,318	19,741	20,360	12,712
(Reversal of) provision for unfunded credit reserves	(1,989)	(698)	(2,031)	6,331
Allowance for unfunded credit reserves, end of period	18,329	19,043	18,329	$19,043
Allowance for credit losses	$274,141	$283,473	$274,141	$283,473

Average loans held-for-investment	$24,259,848	$22,280,349	$23,970,129	$21,886,673
Loans held-for-investment	$24,724,591	$22,658,908	$24,724,591	$22,658,908
Annualized net charge-offs to average loans held-for-investment	0.37%	0.09%	0.16%	0.04%
Allowance for loan losses to loans held-for-investment	1.03%	1.17%	1.03%	1.17%

As of September 30, 2016, the allowance for loan losses amounted to $255.8 million or 1.03% of total loans held-for-investment, compared to $265.0 million or 1.12% and $264.4 million or 1.17% of total loans held-for-investment as of December 31, 2015 and September 30, 2015, respectively. Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The fluctuation in the provision for credit losses is dependent on the historical loss rates trend along with the net charge-offs experienced during the period. Provision for loan losses was $11.5 million and $19.0 million for the three and nine months ended September 30, 2016, respectively, compared to provision for loan losses of $8.4 million and $9.9 million for the same periods in 2015. The increases in provision for loan losses comparing the three and nine months ended September 30, 2016 and 2015 were reflective of the higher charge-offs in the three and nine months ended September 30, 2016, compared to the same prior year periods, and the overall loan portfolio growth. Net charge-offs were $22.5 million and $28.2 million for the three and nine months ended September 30, 2016, compared to net charge-offs of $5.2 million and $7.1 million for the three and nine months ended September 30, 2015, respectively. The increases in net charge-offs comparing the three and nine months ended September 30, 2016 and 2015 were primarily attributable to three larger C&I loans totaling $21.0 million in unrelated industries that had been placed on nonaccrual status a year ago. Of the loans charged off in the current quarter, approximately 75% of the charge-off amounts had been previously provided for as of June 30, 2016 as a component of the allowance for loan losses, while an additional $5.8 million was included in the provision for credit losses for the three months ended September 30, 2016.

The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans as of September 30, 2016 and December 31, 2015:

($ in thousands)	September 30, 2016		December 31, 2015
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
CRE	$71,977	34%	$81,538	35%
C&I	143,447	38%	134,606	38%
Residential	32,500	20%	39,295	19%
Consumer	7,888	8%	9,520	8%
Total	$255,812	100%	$264,959	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of September 30, 2016, the Company established an allowance of $156 thousand on $717.6 million of PCI loans. As of December 31, 2015, an allowance of $359 thousand was established on $970.8 million of PCI loans. The allowance balances for both periods were attributed mainly to the PCI CRE loans.

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. The following table presents the balances for customer deposits as of the dates indicated:

			Change
($ in thousands)	September 30, 2016	December 31, 2015	Amount	Percent
Core deposits:
Noninterest-bearing demand	$9,524,021	$8,656,805	$867,216	10%
Interest-bearing checking	3,550,101	3,336,293	213,808	6%
Money market	7,684,085	6,932,962	751,123	11%
Savings	2,235,847	1,933,026	302,821	16%
Total core deposits	22,994,054	20,859,086	2,134,968	10%
Time deposits	5,598,387	6,616,895	(1,018,508)	(15)%
Total deposits	$28,592,441	$27,475,981	$1,116,460	4%

As of September 30, 2016, total deposits totaled $28.59 billion, an increase of $1.12 billion or 4% from $27.48 billion as of December 31, 2015. Core deposits totaled $22.99 billion as of September 30, 2016, an increase of $2.13 billion or 10% from $20.86 billion as of December 31, 2015. Core deposits grew largely due to increases of $867.2 million or 10% in noninterest-bearing demand deposits and $751.1 million or 11% in money market deposits accounts.

The increase in core deposits was partially offset by a decrease in time deposits of $1.02 billion or 15% to $5.60 billion as of September 30, 2016 from $6.62 billion as of December 31, 2015, largely due to reductions in public deposits.

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, long-term FHLB advances and repurchase agreements.

During the nine months ended September 30, 2016, the Company’s subsidiary, East West Bank (China) Limited, entered into several short-term borrowings totaling $37.0 million with interest rates ranging from 2.57% to 2.87%. Of the total short-term borrowings, $7.5 million matured on October 8, 2016; $10.0 million will mature on February 27, 2017; $9.7 million will mature on March 13, 2017; and $9.7 million will mature on April 27, 2017.

FHLB advances decreased by $698.3 million or 69% to $321.1 million as of September 30, 2016 from $1.02 billion as of December 31, 2015. The decrease was primarily due to the repayment of short-term FHLB advances of $700.0 million which matured in February 2016. As of September 30, 2016, FHLB advances had floating interest rates ranging from 0.77% to 1.18% with remaining maturities between 2.4 and 6.1 years.

Gross repurchase agreements totaled $450.0 million as of both September 30, 2016 and December 31, 2015. Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. Repurchase agreements totaled $200.0 million as of September 30, 2016. In comparison, there were no repurchase agreements reported as of December 31, 2015. As of September 30, 2016, $250.0 million of repurchase agreements were eligible for netting against resale agreements, resulting in $200.0 million of net repurchase agreements. In comparison, all $450.0 million of gross repurchase agreements were eligible for netting against resale agreements, resulting in no repurchase agreements reported as of December 31, 2015. As of September 30, 2016, gross repurchase agreements outstanding amounted to $450.0 million with interest rates ranging from 2.98% to 3.06% and original terms between 10.0 and 16.5 years. The remaining maturity terms of the repurchase agreements range between 6.1 and 6.9 years. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for the repurchase agreements are comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. Refer to Note 4 — Securities Purchased Under Resale Agreements And Sold Under Repurchase Agreements to the Consolidated Financial Statements for additional details.

Long-Term Debt

Long-term debt, consisting of junior subordinated debt and a term loan, decreased $14.8 million or 7% from $206.1 million as of December 31, 2015 to $191.3 million as of September 30, 2016.  The decrease was primarily due to the quarterly repayment on the term loan, totaling $15.0 million for the nine months ended September 30, 2016.

The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six wholly-owned subsidiaries in conjunction with these transactions. The junior subordinated debt totaled $146.3 million and $146.1 million as September 30, 2016 and December 31, 2015, respectively. The junior subordinated debt had a weighted average interest rate of 2.22% and 1.86% for the nine months ended September 30, 2016 and 2015, respectively, and remaining maturity terms of 18.2 to 21.0 years as of September 30, 2016. Beginning in 2016, trust preferred securities no longer qualify as Tier I capital and are limited to Tier II capital for regulatory purposes, based on Basel III Capital Rules. For further discussion, please see Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2015 Form 10-K.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month London Interbank Offered Rate plus 150 basis points and the weighted average interest rate was 2.19% and 1.82% for the nine months ended September 30, 2016 and 2015, respectively. The outstanding balance of the term loan was $45.0 million and $60.0 million as of September 30, 2016 and December 31, 2015, respectively.

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

The Company’s stockholders’ equity increased $255.1 million or 8% to $3.38 billion as of September 30, 2016 from $3.12 billion as of December 31, 2015. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings increased $233.5 million or 12% to $2.11 billion as of September 30, 2016, compared to $1.87 billion as of December 31, 2015. This increase was primarily due to net income of $320.9 million, reduced by $87.4 million of common stock dividends. In addition, common stock and additional paid-in capital increased $17.0 million or 1% primarily due to the activity in employee’s stock compensation plans. For other factors that contributed to the change in stockholders’ equity, refer to the Consolidated Statements of Changes in Stockholders’ Equity (Unaudited).

Book value per common share was $23.44 based on 144.1 million common shares outstanding at September 30, 2016, compared to $21.70 per common share based on 143.9 million common shares outstanding at December 31, 2015. The Company made a quarterly dividend payment of $0.20 per common share during the nine months ended September 30, 2016.

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

The Company is committed to maintaining capital at a level sufficient to assure the Company’s stockholders, customers and regulators that the Company and the Bank are financially sound. As of September 30, 2016 and December 31, 2015, both the Company and the Bank met all capital requirements under the Basel III Capital Rules on a fully phased-in basis, and were both considered “well capitalized.” The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2016 and December 31, 2015 under Basel III capital rules, and those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

	Basel III Capital Rules
	September 30, 2016		December 31, 2015		Minimum Regulatory Requirements	Well Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirement
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital ratio	10.9%	11.3%	10.5%	11.0%	4.5%	6.5%	7.0%
Tier 1 risk-based capital ratio	10.9%	11.3%	10.7%	11.0%	6.0%	8.0%	8.5%
Total risk-based capital ratio	12.5%	12.3%	12.2%	12.1%	8.0%	10.0%	10.5%
Tier 1 leverage capital ratio	8.9%	9.2%	8.5%	8.8%	4.0%	5.0%	4.0%

The growth in the Company’s Consolidated Balance Sheets contributed to the $1.25 billion or 5% increase in risk-weighted assets from $25.23 billion as of December 31, 2015 to $26.48 billion as of September 30, 2016. As of September 30, 2016, the Company’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital ratios and Tier 1 leverage capital ratios were 10.9%, 10.9%, 12.5% and 8.9%, respectively, well above the well-capitalized requirements of 6.5%, 8.0%, 10.0% and 5.0%, respectively.

Regulatory Matters

The Bank entered into a Written Agreement to correct less than satisfactory BSA and AML programs detailed in a joint examination by the Federal Reserve Bank of San Francisco (“FRB”) and the DBO. The Bank also entered into a related MOU with the DBO. Please see Item 7. MD&A — Regulatory Matters, and Note 19 — Regulatory Requirements and Matters to the Consolidated Financial Statements of the Company’s 2015 Form 10-K for further details.

We believe that the Bank is making progress in executing the compliance plans and programs required by the Written Agreement and MOU, although there can be no assurances that our plans and progress will be found to be satisfactory by our regulators. To date, the Bank has added significant resources to meet the monitoring and reporting obligations imposed by the Written Agreement and will continue to require significant management and third party consultant resources to comply with the Written Agreement and MOU, and to address any additional findings or recommendations by the regulators. These incremental administrative and third party costs, as well as the operational restrictions imposed by the Written Agreement, may adversely affect the Bank’s results of operations.

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

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. The following table presents the Company’s commitments, commercial letters of credit and SBLCs as of September 30, 2016:

($ in thousands)	Commitments Outstanding
Loan commitments	$4,688,223
Commercial letters of credit and SBLCs	$1,527,366

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

The Company maintains liquidity in the form of cash and cash equivalents, short-term investments and available-for-sale investment securities. These assets totaled $5.21 billion and $5.43 billion as of September 30, 2016 and December 31, 2015, respectively, accounting for 16% and 17% of total assets as of September 30, 2016 and December 31, 2015, respectively. Traditional forms of funding such as deposits and borrowings augment these liquid assets. Total deposits amounted to $28.59 billion as of September 30, 2016, compared to $27.48 billion as of December 31, 2015, of which core deposits comprised 80% and 76% of total deposits as of September 30, 2016 and December 31, 2015, respectively. As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB of San Francisco, unsecured federal funds’ lines of credit with various correspondent banks for purchase of overnight funds, and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB of San Francisco was $5.45 billion and $3.15 billion, respectively, as of September 30, 2016. The Bank’s unsecured federal funds’ lines of credit, subject to availability, were $716.0 million with correspondent banks. The Company believes that its liquidity sources are sufficient to meet all reasonable foreseeable short-term and intermediate-term needs.

During the nine months ended September 30, 2016 and 2015, the Company experienced net cash inflows from operating activities of $417.6 million and $421.6 million, respectively. The difference between net income of $320.9 million and net cash provided by operating activities of $417.6 million for the nine months ended September 30, 2016 was primarily due to a $19.2 million increase in cash inflows from accrued expenses and other liabilities and $75.6 million of non-cash charges during the nine months ended September 30, 2016. Though net income increased $28.1 million comparing the nine months ended September 30, 2016 and 2015, net cash inflows from operating activities decreased $4.0 million. This difference between net income and net cash inflows from operating activities was primarily due to a $31.0 million decrease in non-cash charges that contributed to the increase in net income.

Net cash used in investing activities totaled $473.3 million and $1.68 billion during the nine months ended September 30, 2016 and 2015, respectively. The $1.20 billion reduction in net cash used in investing activities during the nine months ended September 30, 2016 compared to the same period last year was primarily due to a $851.8 million increase in net cash inflows from available-for-sale investment securities and a $575.0 million increase in net cash inflows from resale agreements, partially offset by $94.1 million and $89.4 million increases in net cash outflows from loans receivable and short-term investments, respectively.

During the nine months ended September 30, 2016 and 2015, the Company experienced net cash inflows from financing activities of $365.6 million and $2.10 billion, respectively. The $1.73 billion decrease in net cash inflows from financing activities for the nine months ended September 30, 2016 compared to the same period last year was primarily due to a $1.64 billion decrease in net cash provided by deposits and a $700.0 million repayment of short-term FHLB advances, partially offset by a $566.8 million decrease in net cash outflows from the extinguishment of repurchase agreements during the nine months ended September 30, 2016.

As of September 30, 2016, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. East West Bank paid total dividends of $100.0 million to East West during the nine months ended September 30, 2016 and no dividend was paid for the nine months ended September 30, 2015. In addition, in October 2016, the Board declared a quarterly cash dividend of $0.20 per share for the Company’s common stock payable on November 15, 2016 to stockholders of record on November 1, 2016.

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

The interest rate risk exposure is measured and monitored through various risk management tools which include a simulation model that performs interest rate sensitivity analysis under multiple scenarios. The model includes the Company’s loans, investment securities, resale agreements, customer deposits and borrowing portfolios, including the repurchase agreements. The financial instruments from the Company’s domestic and foreign operations, forecasted noninterest income and noninterest expense items are also incorporated in the simulation. The interest rate scenarios simulated include an instantaneous parallel shift and non-parallel shift in the yield curve. In addition, the Company also performs various simulations using alternative interest rate scenarios. The alternative interest rate scenarios include yield curve flattening, yield curve steepening and yield curve inverting. In order to apply the assumed interest rate environment, adjustments are made to reflect the shift in the U.S. Treasury and other appropriate yield curves. The Company incorporates both a static balance sheet and a forward growth balance sheet in order to perform these evaluations. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

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

Existing investment securities, loans, customer deposits and borrowings are assumed to roll into new instruments at a similar spread relative to benchmark interest rates and internal pricing guidelines. The assumptions applied in the model are documented and supported for reasonableness. Changes to key model assumptions are reviewed by the ALCO. Due to the sensitivity of the model results, the Company performs periodic testing to assess the impact of the assumptions. The Company also makes appropriate calibrations when necessary. Scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change. Simulation results are highly dependent on these assumptions. To the extent actual behavior is different from the assumptions in the models, there could be a material change in interest rate sensitivity.

The following table presents the Company’s net interest income and economic value of equity (“EVE”) sensitivity at September 30, 2016 and December 31, 2015 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions. The results of the simulation are presented in the table below:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)		EVE Volatility (2)
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
+200	21.2%	18.5%	10.7%	9.8%
+100	10.8%	9.6%	6.0%	5.3%
-100	(4.6)%	(4.0)%	(4.9)%	(4.2)%
-200	(5.1)%	(4.6)%	(10.1)%	(6.9)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

Twelve-Month Net Interest Income Simulation

The Company’s estimated twelve-month net interest income sensitivity increased on September 30, 2016, compared to December 31, 2015, for both upward interest rate scenarios. In a simulated downward interest rate scenario, sensitivity remained relatively unchanged overall for both downward interest rate scenarios, mainly due to rates being at or near the floor rate in the current rate environment. The increase in sensitivity between September 30, 2016 and December 31, 2015 was primarily due to the increase in core deposits. This increase of core deposits caused the portfolio to become more sensitive, since these deposits are either noninterest-bearing demand deposits or have a low deposit beta.

Under most rising interest rate environments, the Company would expect some customers to move balances in demand deposits into higher interest-bearing deposits such as money market, savings or time deposits. The models are particularly sensitive to the assumption about the rate of such migration. The following table presents the Company’s net interest income sensitivity as of September 30, 2016 for the +100 and +200 basis point interest rate scenarios assuming a $1.00 billion, $2.00 billion and $3.00 billion demand deposit migration:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility
	$1.00 Billion Migration 12 Months	$2.00 Billion Migration 12 Months	$3.00 Billion Migration 12 Months
+200	18.2%	15.1%	12.1%
+100	8.9%	6.9%	5.0%

EVE at Risk

The Company’s EVE sensitivity increased as of September 30, 2016, compared to December 31, 2015, for both upward interest rate scenarios. In the simulated upward 100 basis point and 200 basis point interest rate scenarios, sensitivity increased 6.0% and 10.7%, respectively. The increase in sensitivity as of September 30, 2016 compared to December 31, 2015 in the upward interest rate scenario was primarily due to changes in the balance sheet portfolio mix. Sensitivity in the downward interest rate scenarios is a decrease of 4.9% and 10.1% of the base level as of September 30, 2016 in declining rate scenarios of 100 and 200 basis points, respectively.

The Company’s net interest income and EVE profile as of September 30, 2016, as presented in the net interest income and EVE tables, reflects an asset sensitive net interest income position and an asset sensitive EVE position. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive loans that are funded in part by noninterest-bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, net interest income increases when interest rates increase and decreases when interest rates decrease. As of September 30, 2016, the federal funds target rate was at a range of 0.25% to 0.50% which was unchanged from the range as of December 31, 2015. Further declines in interest rates are not expected to significantly reduce earning asset yield or liability costs, nor have a meaningful impact on net interest income. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

As of September 30, 2016 and December 31, 2015, the Company had cancellable interest rate swaps with original terms of 20 years and between 20 and 25 years, respectively. The objective of these interest rate swap contracts, which were designated as fair value hedges, was to obtain low-cost floating rate funding on the Company’s brokered certificates of deposit. As of September 30, 2016 and December 31, 2015, the swap contracts called for the Company to receive a fixed interest rate and pay a variable interest rate. As of September 30, 2016 and December 31, 2015, the notional amounts of the Company’s brokered certificates of deposit interest rate swaps were $48.4 million and $112.9 million, respectively. The fair values were a $2.1 million liability and a $5.2 million liability as of September 30, 2016 and December 31, 2015, respectively. This decrease was primarily due to $63.7 million notional amounts of interest rate swaps on certificates of deposit that were called during the nine months ended September 30, 2016.

The Company also offers various interest rate derivative products to clients. When derivative transactions are executed with clients, the derivative contracts are offset by paired trades with registered swap dealers. These contracts allow borrowers to lock in attractive intermediate and long term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedge relationship and, therefore, are economic hedges and hedge accounting does not apply.  The contracts are marked to market at each reporting period and recorded with changes in fair value as a part of Noninterest income on the Consolidated Statements of Income. Fair values are determined from verifiable third-party sources that have considerable experience with derivative markets. The Company provides data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. As of September 30, 2016 and December 31, 2015, the Company had entered into derivative contracts with clients and offsetting derivative contracts with counterparties having a notional balance totaling $7.45 billion and $6.49 billion, respectively. Since these contracts are primarily back-to-back interest rate swaps, the Company’s net exposures to interest rate derivative contracts as of September 30, 2016 and December 31, 2015 were $2.3 million and $110 thousand liabilities, respectively.

The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of allowing its clients to hedge transactions in foreign currencies from fluctuations in foreign exchange rates and also to allow the Company to economically hedge against foreign exchange fluctuations in certain certificates of deposit and loans that it offers to its customers that are denominated in foreign currencies. These transactions are economic hedges and the Company does not apply hedge accounting. The Company’s policies also permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Act. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls. As of September 30, 2016 and December 31, 2015, the Company’s outstanding foreign exchange contracts that were not designated as hedging instruments, totaled $605.4 million and $653.0 million, respectively. The fair values of the foreign exchange contracts, included in Other assets and Accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $6.1 million and $3.3 million, respectively, as of September 30, 2016 and $10.3 million and $9.4 million, respectively, as of December 31, 2015.

As of September 30, 2016 and December 31, 2015, the Company had two foreign exchange contracts, which were designated as net investment hedges to mitigate the risk of adverse changes in the U.S. Dollar (“USD”)-Chinese Renminbi (“RMB”) exchange rate to hedge a portion of the Company’s net investment in its subsidiary, East West Bank (China) Limited. As of September 30, 2016 and December 31, 2015, the Company’s currency hedge had a notional value of 560.0 million RMB, the equivalent of 83.0 million USD, and 560.0 million RMB, the equivalent of 86.6 million USD, respectively. The fair values were a $78 thousand liability and a $2.4 million asset of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, the contracts have a weighted average strike price of 6.7449 RMB to USD and expire in March 2017.

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

Recently Issued Accounting Standards
For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting pronouncements issued, please see Note 2 — Current Accounting Developments to the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, please see Item 1. Consolidated Financial Statements — Note 6 — Derivatives and Item 2. MD&A — Asset Liability and Market Risk Management in Part I of this report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2016, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended September 30, 2016.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2, furnished with this report:

Exhibit No.	Exhibit Description

10.1
Employment Agreement dated July 1, 2016 by and between East West Bank and Gregory L. Guyett. Incorporated by reference to Exhibit10.1 from the Registrant’s Form 8-K, filed with the Commission on October 5, 2016.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

Glossary of Acronyms

ALCO	Asset/Liability Committee
AML	Anti-money laundering
AOCI	Accumulated other comprehensive loss
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BSA	Bank Secrecy Act
C&I	Commercial and industrial
CET1	Common equity tier 1
CRA	Community Reinvestment Act
CRE	Commercial real estate
DBO	California Department of Business Oversight
EPS	Earnings per share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank of San Francisco
HELOCs	Home equity lines of credit
LOCOM	Lower of cost or market
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MOU	Memorandum of Understanding
Non-PCI	Non-purchased credit impaired
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
RMB	Chinese Renminbi
RPAs	Credit risk participation agreements
RSAs	Restricted stock awards
RSUs	Restricted stock units
SBLCs	Standby letters of credit
SEC	U.S. Securities and Exchange Commission
TDRs	Troubled debt restructurings
U.S. GAAP	United States Generally Accepted Accounting Principles
USD	U.S. Dollar
VIEs	Variable interest entities

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 4, 2016

EAST WEST BANCORP INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer