Form 10-K
period 2016-12-31
EAST WEST BANCORP INC
filed 2017-02-27
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4,880,099,369 (based on the June 30, 2016 closing price of Common Stock of $34.18 per share).

As of January 31, 2017, 144,167,656 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

EAST WEST BANCORP, INC.
2016 ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements
Certain matters discussed in this Annual Report contain or incorporate statements that East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”, “we”, or “EWBC”) believes are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.
There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such differences, some of which are beyond the Company’s control, include, but are not limited to:

•	the Company’s ability to compete effectively against other financial institutions in its banking markets;

•	changes in the commercial and consumer real estate markets;

•	changes in the Company’s costs of operation, compliance and expansion;

•	changes in the United States (“U.S.”) economy, including inflation, employment levels, rate of growth and general business conditions;

•	changes in government interest rate policies;

•
changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board (“Federal Reserve”) System, the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Securities and Exchange Commission (“SEC”), the Consumer Financial Protection Bureau (“CFPB”) and the California Department of Business Oversight (“DBO”) — Division of Financial Institutions;

•	heightened regulatory and governmental oversight and scrutiny of the Company’s business practices, including dealings with retail customers;

•	changes in the economy of and monetary policy in the People’s Republic of China;

•	changes in income tax laws and regulations;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies and their impact on critical accounting policies and assumptions;

•	changes in the equity and debt securities markets;

•	future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;

•	fluctuations of the Company’s stock price;

•	fluctuations in foreign currency exchange rates;

•	success and timing of the Company’s business strategies;

•	ability of the Company to adopt and successfully integrate new technologies into its business in a strategic manner;

•	impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations and legal actions;

•	impact of potential federal tax increases and spending cuts;

•	impact of adverse judgments or settlements in litigation;

•	impact of regulatory enforcement actions;

•	changes in the Company’s ability to receive dividends from its subsidiaries;

•	impact of political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•	impact of natural or man-made disasters or calamities or conflicts;

•	continuing consolidation in the financial services industry;

•	the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;

•	impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the Company’s business, business practices and cost of operations;

•	impact of adverse changes to the Company’s credit ratings from the major credit rating agencies;

•
impact of failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third parties with whom the Company does business, including as a result of cyber attacks; and other similar matters which could result in, among other things, confidential and/or proprietary information being disclosed or misused;

•	adequacy of the Company’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	the effect of the current low interest rate environment or changes in interest rates on the Company’s net interest income and net interest margin;

•	the effect of changes in the level of checking or saving account deposits on the Company’s funding costs and net interest margin; and

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

ITEM 1.  BUSINESS
Organization
East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank (the “Bank”), which became its principal asset. In addition to the Bank, East West has seven other subsidiaries as of December 31, 2016. Six of these subsidiaries were established as statutory business trusts (the “Trusts”) for the purpose of issuing junior subordinated debt to third party investors. The remaining subsidiary, East West Insurance Services, Inc. (the “Agency”), provides business and consumer insurance services.
East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries, which East West may establish or acquire. As a legal entity separate and distinct from its subsidiaries, East West’s principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West’s other sources of funds include proceeds from the issuance of its common stock in connection with stock option and employee stock purchase plans. As of December 31, 2016, the Company had $34.79 billion in total assets, $25.27 billion in total loans (net of allowance), $29.89 billion in total deposits and $3.43 billion in stockholders’ equity.
As of December 31, 2016, the Bank has three wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977 to hold properties used by the Bank in its operations. The second subsidiary, East-West Investment, Inc., primarily acts as a trustee in connection with real estate secured loans. The remaining subsidiary is East West Bank (China) Limited.
On November 6, 2009, the Bank acquired United Commercial Bank (“UCB”), a California state-chartered bank headquartered in San Francisco, California. Under the terms of the UCB Purchase and Assumption Agreement, the Bank acquired certain assets of UCB with a fair value of approximately $9.86 billion and assumed liabilities with a fair value of approximately $9.57 billion. On June 11, 2010, the Bank acquired certain assets and assumed certain liabilities of Washington First International Bank (“WFIB”), a Washington state-chartered bank headquartered in Seattle, Washington. Under the terms of the WFIB Purchase and Assumption Agreement, the Bank acquired certain assets of WFIB with a fair value of approximately $492.6 million and assumed liabilities with a fair value of approximately $481.3 million. Both of these transactions were FDIC-assisted acquisitions. On January 17, 2014, the Bank completed the acquisition of MetroCorp Bancshares, Inc., (“MetroCorp”) parent of MetroBank, N.A. and Metro United Bank. MetroCorp, headquartered in Houston, Texas, operated 19 branch locations within Texas and California under its two banks. The Bank acquired MetroCorp to further expand its market presence, primarily in Houston and Dallas, Texas and San Diego, California. Approximately $1.70 billion of assets were acquired and $1.41 billion of liabilities were assumed.
The Bank continues to develop its international banking capabilities with its network of branches and representative offices. The Bank’s presence includes five full-service branches in Greater China, located in Hong Kong, Shanghai, Shantou and Shenzhen. Shanghai has two branches, including one in the Shanghai Pilot Free Trade Zone. The Bank also has five representative offices in Greater China located in Beijing, Chongqing, Guangzhou, Taipei and Xiamen. In addition to facilitating traditional letters of credit and trade finance to businesses, these representative offices allow the Bank to assist existing clients and develop new business relationships. Through these branches and offices, the Bank is focused on growing its cross-border client base between the U.S. and Greater China, helping U.S. based businesses expand in Greater China and China based middle market companies pursue business opportunities in the U.S. The assets, revenues and earnings attributable to activities in the foreign locations were not material as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.
The Bank continues to explore opportunities to establish other foreign offices, subsidiaries, strategic investments and partnerships to expand its international banking capabilities and to capitalize on cross-border businesses between the U.S. and Greater China.

Banking Services
As of December 31, 2016, the Bank was the fourth largest independent commercial bank headquartered in California based on total assets. The Bank is the largest bank in the U.S. that focuses on the financial service needs of individuals and businesses,which operate both in the U.S. and Greater China and has a strong focus on the Chinese American community. Through its network of banking locations in the U.S. and Greater China, the Bank provides a wide range of personal and commercial banking services to businesses, business executives, professionals, and other individuals. The Bank provides multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, Tagalog, Taiwanese and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and saving accounts, time deposits and individual retirement accounts, travelers checks, safe deposit boxes, and MasterCard® and Visa® merchant deposit services. The Bank’s lending activities include commercial and residential real estate, construction, trade finance, and commercial business, including accounts receivable, Small Business Administration, inventory and working capital loans. In addition, the Bank is focused on providing financing to clients in need of a financial bridge to facilitate their business transactions between the U.S. and Greater China.
The Bank’s three operating segments: Retail Banking, Commercial Banking and Other are based on the Bank’s core strategy. The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment primarily generates commercial and industrial (“C&I”) loans and commercial real estate (“CRE”) loans through domestic commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia, and through foreign commercial lending offices located in China and Hong Kong. Furthermore, the Commercial Banking segment also offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the Company’s treasury operations and intersegment amount eliminations were aggregated and included in “Other.” For complete discussion and disclosure, see the information in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Operating Segment Results and Note 19 — Business Segments to the Consolidated Financial Statements for additional information.
Market Area and Competition
The Bank operates in a highly competitive environment. The Company faces competition from domestic and foreign lending institutions and numerous other providers of financial services. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, reputation, interest rates on loans and deposits, lending limits and customer convenience. Competition also varies based on the types of customers and locations served. The Company maintains a strong presence within select markets through providing cross-border expertise to customers across a number of industry specializations between the U.S and Greater China. While the Company believes it is well positioned within the highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation.

The Bank concentrates on marketing its services in the greater Los Angeles metropolitan area and the greater San Francisco Bay area as California continues to grow as a top trading partner with Greater China and other Pacific Rim countries.  This provides the Bank with an important competitive advantage to its customers participating in the Asia Pacific marketplace. The Bank believes that its customers benefit from the Bank’s understanding of the Asian markets through its physical presence in Greater China, the Bank’s corporate and organizational ties throughout Asia, as well as the Bank’s international banking products and services. The Bank believes that this approach, combined with the Bank’s management and Board of Directors’ (the “ Board”) extensive ties to growing Asian business opportunities and the Chinese-American communities, provide the Bank with a competitive advantage. The Bank also has its presence in Greater China to identify and build corporate relationships, which the Bank can do business in California and its other U.S. markets.

Supervision and Regulation
General
East West and the Bank are extensively regulated under both federal and state laws. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) administered by the FDIC and the banking system as a whole, and not for the protection of our stockholders. As a bank holding company, East West is subject to primary inspection, supervision, regulation, and examination by the Board of Governors of the Federal Reserve under the BHCA. The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve, as well as the DBO - Division of Financial Institutions. The Company is also subject to regulation by certain foreign regulatory agencies where we conduct business.

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

•
require the Company to maintain certain levels of capital and, under the Dodd-Frank Act, limit the ability of bank holding companies to pay dividends or bonuses unless their capital levels exceed the capital conservation buffer (see Item 1. Business — Supervision and Regulation — Capital Requirements);

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

•
terminate an activity or terminate control of or liquidate or divest certain nonbank subsidiaries, affiliates or investments if the Federal Reserve believes that the activity or the control of the nonbank subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of the bank holding company;

•
regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem the Company’s securities in certain situations;

•
require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination, under certain circumstances;

•
approve acquisitions and mergers with banks and consider certain competitive, management, financial and other factors in granting these approvals. DBO approvals may also be required for certain mergers and acquisitions.

As a bank holding company within the meaning of the California Financial Code, East West is subject to examination by, and may be required to file reports with, the DBO.

The Bank and its Subsidiaries

East West Bank is a California state-chartered bank, a member and stockholder of the Federal Reserve and a member of the FDIC. The Bank is subject to primary inspection, periodic examination, and supervision by the CFPB, DBO, and the Federal Reserve (the Bank’s primary federal regulator). The Federal Reserve and the DBO also regulate the Bank’s foreign operations. The Bank’s foreign operations are also subject to the supervisory authorities of the host countries in which the Bank’s overseas offices reside. Specific federal and state laws and regulations that are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies. California law permits state chartered commercial banks to engage in any activity permissible for national banks, unless such activity is expressly prohibited by state law. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to the Gramm Leach Bliley Act, the Bank may conduct certain “financial” activities in a subsidiary to the same extent permitted for a national bank, provided the Bank is and remains “well capitalized,” “well managed” and “in satisfactory” compliance with the Community Reinvestment Act (“CRA”).

Regulation of Subsidiaries/Branches

The Bank’s foreign-based subsidiary, East West Bank (China) Limited, is subject to applicable foreign laws and regulations, such as those implemented by the China Banking Regulatory Commission. Nonbank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. The Agency is subject to the licensing and supervisory authority of the California Department of Insurance. The East West Bank Hong Kong branch is subject to applicable foreign laws and regulations, such as those implemented by the Hong Kong Monetary Authority.

Dodd-Frank Act

The Dodd-Frank Act, which was enacted in July 2010, comprehensively reformed the regulation of financial institutions and their products and services. The Dodd-Frank Act also significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. Among other things, the Dodd-Frank Act established the CFPB to be responsible for consumer protection in the financial services industry; provided for new capital standards that eliminate the treatment of trust preferred securities as Tier I regulatory capital; required that deposit insurance assessments be calculated based on an insured depository institution’s assets rather than its insured deposits; raised the minimum Designated Reserve Ratio to 1.35%; established a comprehensive regulatory regime for the derivatives activities of financial institutions; established new compensation restrictions and standards regarding the time, manner and form of compensation given to key executives and other personnel receiving incentive compensation; prohibited banking entities, after a transition period, from engaging in certain types of proprietary trading, as well as having investments in, sponsoring, and maintaining certain types of relationships with hedge funds and private equity funds (through provisions commonly referred to as the “Volcker Rule”); placed limitations on the interchange fees charged for debit card transactions; and established new minimum mortgage underwriting standards for residential mortgages.

The Dodd-Frank Act impacts many aspects of the financial industry and will impact larger and smaller financial institutions and community banks differently over time. Many of the key provisions of the Dodd-Frank Act affecting the financial industry are either in effect or are in the proposed rules or implementation stages. The Company will continue to assess our businesses and risk management and compliance practices to conform to developments in the regulatory environment.

CFPB Supervision

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it the authority for implementing, examining and enforcing compliance with federal consumer financial laws. Depository institutions with assets exceeding $10 billion (such as the Bank), their affiliates, and certain non-banks in the markets for consumer financial services (as determined by the CFPB) are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. The CFPB is focused on:

•	risks to consumers and compliance with federal consumer financial laws, when it evaluates the policies and practices of a financial institution;

•	unfair, deceptive, or abusive practices, which the Dodd-Frank Act empowers CFPB to prevent through rulemaking, enforcement and examination;

•	rulemaking to implement various federal consumer statutes such as the Home Mortgage Disclosure Act, Truth in Lending Act, Real Estate Settlement Procedures Act and Electronic Fund Transfer Act;

•	the markets in which firms operate, and risks to consumers posed by activities in those markets; and

•	holding lenders accountable for discriminatory dealer markups with respect to the indirect auto business.

The statutes and regulations that the CFPB enforces mandate certain disclosure and other requirements, and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  In addition, the Department of Justice enforces the Servicemembers Civil Relief Act, which provides protection for military servicemembers and their families including a limitation on the ability to retake collateral in the event of default and a statutory interest rate cap for certain debts. Failure to comply with these laws can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines or criminal penalties, punitive damages or restitution to consumers, and the loss of certain contractual rights.  The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

Federal Home Loan Bank (“FHLB”) and Federal Reserve

The Bank is a member of the FHLB of San Francisco. As a FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. The Bank may also access the FHLB for both short-term and long-term secured borrowing sources. The Federal Reserve requires all depository institutions to maintain interest-earning reserves at specified levels against their transaction accounts. As of December 31, 2016, the Bank was in compliance with these requirements. The Bank is also a member bank of the Federal Reserve.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to East West. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies have the authority to prohibit or limit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal Prompt Corrective Action (“PCA”) regulations, the Federal Reserve or FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” For more information, see Capital Requirements below.

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only if the organization’s net income available to common stockholders over the past year has been sufficient to fully fund the dividends, and if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries. The Federal Reserve requires bank holding companies to continuously review their dividend policy in light of their organizations’ financial condition and compliance with regulatory capital requirements, and has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are very strong.

Transactions with Affiliates

Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Regulations promulgated by the Federal Reserve limit the types and amounts of these transactions that may take place and generally require those transactions to be on an arm's length basis. In general, these regulations require that “covered transactions” between a subsidiary bank and its parent company or the non-bank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary's capital and surplus and, with respect to such parent company and all such non-bank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, these restrictions, contained in the Federal Reserve’s Regulation W, prevent East West and other affiliates from borrowing from, or entering into other credit transactions with, the Bank or its operating subsidiaries, unless the loans or other credit transactions are secured by specified amounts of collateral. Federal law also limits a bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. The terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. The Dodd-Frank Act treats derivative transactions resulting in credit exposure to an affiliate as covered transactions. It expands the transactions for which collateral is required to be maintained, and for all such transactions, it requires collateral to be maintained at all times. In addition, the Volcker Rule under the Dodd-Frank Act establishes certain prohibitions, restrictions and requirements (known as “Super 23A” and “Super 23B”) on transactions between a covered fund and a banking entity that serves as an investment manager, investment adviser, organizer and offeror, or sponsor with respect to that covered fund, regardless of whether the banking entity has an ownership interest in the fund.

Stress Testing for Banks with Assets of $10 Billion to $50 Billion

The Dodd-Frank Act requires stress testing of bank holding companies and banks that have more than $10 billion but less than $50 billion of total consolidated assets (“$10 - $50 billion companies”). Additional stress testing is required for banking organizations with total consolidated assets of $50 billion or more. $10 - $50 billion companies, including the Company and the Bank, are required to conduct annual company-run stress tests under rules issued by the federal bank regulatory agencies. Stress tests assess the potential impact of scenarios on the consolidated earnings, balance sheet and capital of a bank holding company or bank over a designated planning horizon of nine quarters, taking into account the organization’s current condition, risks, exposures, strategies, activities and such factors as the regulators may request of a specific organization. Each banking organization’s Board and senior management are required to review and approve the policies and procedures of their stress testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization’s capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks, and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. The final rule requirement for public disclosure of a summary of the stress testing results for the $10 - $50 billion companies has been implemented starting with the 2014 stress test, with the disclosure requirements effective in June 2015. The Bank has developed a process to comply with the stress testing requirements, which process involves senior management and the Board. The Bank submits the results of the annual company-run stress tests to the Federal Reserve and makes summaries of the results of the company-run stress tests available to the public on its website.

CRA

Under the CRA as implemented by FDIC regulations, an institution has a continuing and affirmative obligation to help serve the credit needs of its communities, including the extension of credit to low- and moderate-income neighborhoods. The CRA requires public disclosure of the Bank’s CRA rating. Should the Bank fail to serve the community adequately, potential penalties may include regulatory denials of applications to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities, and merge with or purchase other financial institutions.

FDIC Deposit Insurance Assessments

The FDIC insures the Bank’s customer deposits through the DIF of the FDIC up to $250,000 for each depositor. The Bank is subject to deposit insurance assessments as determined by the FDIC. The Bank’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the Bank. The initial base assessment rate is based on an institution’s capital level, and capital adequacy, asset quality, management, earnings, liquidity and sensitivity (“CAMELS”) ratings, certain financial measures to assess an institution’s ability to withstand asset related stress and funding related stress, and in some cases, additional discretionary adjustments by the FDIC to reflect additional risk factors. The FDIC’s DIF restoration plan is designed to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020. Insured institutions with assets of $10 billion or more, such as the Bank, are responsible for funding the increase. With the increase of the DIF reserve ratio to 1.17% on June 30, 2016, the range of initial assessment rates has declined for all banks from five to 35 basis points on an annualized basis to three to 30 basis points on an annualized basis. In order to reach a DIF reserve ratio of 1.35%, insured depository institutions with $10 billion or more in total assets, such as the Bank, are required to pay a quarterly surcharge equal to an annual rate of 4.5 basis points applied to the Bank’s assessment base (with certain adjustments), in addition to regular assessments. In the event that the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall on large banks in the first quarter of 2019. For additional information regarding deposit insurance, see Item 1A. Risk Factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the DBO.

Anti-Money Laundering (“AML”) and Office of Foreign Assets Control (“OFAC”) Regulation

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act (“BSA”) and its implementing regulations and parallel requirements of the federal banking regulators require the Bank to maintain a risk-based AML program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activities. There is an expectation by the Bank’s regulators that there will be an effective governance structure for the program which includes effective oversight by our Board and management. The program must include, at a minimum, a designated compliance officer, written policies, procedures and internal controls, training of appropriate personnel and independent testing of the program, and a customer identification program. The United States Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) and the federal banking agencies continue to issue regulations and guidance with respect to the application and requirements of the BSA and their expectations for effective AML programs. Banking regulators also examine banks for compliance with regulations administered by the OFAC for economic sanctions against targeted foreign countries, nationals and others. Failure of a financial institution to maintain and implement adequate BSA/AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Capital Requirements

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. In 2013, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards, as well as implementing certain provisions of the Dodd-Frank Act.

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for some of their components). The Basel III Capital Rules: (i) introduce a new capital measure called Common Equity Tier I (“CET1”) and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier I capital consists of CET1 and “Additional Tier I capital” instruments, which are instruments treated as Tier I instruments under the prior capital rules that meet certain revised requirements; (iii) mandate that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital, as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations, the most common form of Additional Tier I capital is noncumulative perpetual preferred stock and the most common form of Tier II capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

Under the Basel III Capital Rules, the following are the initial minimum capital ratios applicable to the Company and the Bank as of January 1, 2015:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier I capital (that is, CET1 plus Additional Tier I capital) to risk-weighted assets;

•	8.0% total capital (that is, Tier I capital plus Tier II capital) to risk-weighted assets; and

•	4.0% Tier I leverage ratio.

The Basel III Capital Rules also introduced “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). In 2016, banking organizations including the Company and the Bank were required to maintain a CET1 capital ratio of at least 5.125%, a Tier I capital ratio of at least 6.625%, and a total capital ratio of at least 8.625% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. When fully phased-in on January 1, 2019, the Company and the Bank must maintain the following minimum capital ratios:

•	4.5% CET1 to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%;

•	6.0% Tier I capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum Tier I capital ratio of at least 8.5%;

•	8.0% total capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of at least 10.5%; and

•	4.0% Tier I leverage ratio.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights, (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and would be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded for the purposes of determining regulatory capital ratios; however, non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures), including the Company and the Bank, may make a one-time permanent election to exclude these items. The Company and the Bank made this election in the first quarter of 2015’s call reports in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale investment securities portfolio.

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expands the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, depending on the nature of the assets. The new capital rules generally result in higher risk weights for a variety of asset classes, including certain CRE mortgages. Additional aspects of the Basel III Capital Rules that are relevant to the Company and the Bank include:

•
consistent with the Basel I risk-based capital rules, assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;

•
providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (set at 0% under the Basel I risk-based capital rules);

•
assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (set at 100% under the Basel I risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the Basel I risk-based capital rules;

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

As of December 31, 2016, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis. For complete discussion and disclosure see Item 7. MD&A — Regulatory Capital and Ratios and Note 18 — Regulatory Requirements and Matters to the Consolidated Financial Statements for additional information.

With respect to the Bank, the Basel III Capital Rules also revise the PCA regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “PCA.”

PCA

The Federal Deposit Insurance Act, as amended (“FDIA”), requires federal banking agencies to take PCA in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The Basel III Capital Rules, revised the PCA requirements effective January 1, 2015. Under the revised PCA provisions of the FDIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

PCA Category	Total Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	CET1 Risk-Based Ratio	Tier I Leverage Ratio
Well capitalized	10%	8%	6.5%	5%
Adequately capitalized	8%	6%	4.5%	4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly undercapitalized	< 6%	< 4%	< 3.0%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

Future Legislation and Regulation

Legislators, presidential administration and regulators may enact rules, laws, and policies to regulate the financial services industry and public companies from time to time. Further legislative changes and additional regulations may change the Company’s operating environment in substantial and unpredictable ways. Such legislation and regulations could increase the cost of conducting business, impede the efficiency of the internal business processes, and restrict or expand the activities in which the Company may engage. The Company cannot predict whether future legislative proposals will be enacted and, if enacted, the effect they would have on the business strategy, results of operations or financial condition of the Company. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act that have not yet been proposed or finalized. Members of the current U.S. federal government administration have indicated that the Dodd-Frank Act will be evaluated and that some of the provisions of the Dodd-Frank Act and rules promulgated thereunder, including those provisions establishing the CFPB and the rules and regulations proposed and enacted by the CFPB, may be revised, repealed, or amended. It is unclear if this evaluation of the rules and regulations will result in material changes to the current laws and rules, or those that are in process, applicable to financial institutions like us and financial services or products like ours. It also is not clear what the impact from any such changes, whether positive or negative, would be on our business or the markets and industries in which we compete and any such changes could have a material adverse impact on our business and our prospects. There can be no assurance that these or future reforms will not significantly impact our business, results of operations and financial condition.

Employees
As of December 31, 2016, the Company had 2,873 employees. None of the Company’s employees are subject to any collective bargaining agreements.
Available Information
The Company’s annual reports on Form 10-K, the proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act are available free of charge at www.eastwestbank.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. These reports are also available free of charge on the SEC’s website at http://www.sec.gov. Also, these reports can be found and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, or by calling the SEC at 1-800-SEC-0330.

ITEM 1A.  RISK FACTORS
In the course of conducting the Company’s businesses, the Company is exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to the Company’s businesses. The following discussion sets forth what management currently believes could be the most significant factors, of which we are currently aware, that could affect our businesses, results of operations and financial condition. Additional factors that could affect our businesses, results of operations and financial condition are discussed in the Forward-Looking Statements. Other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect the Company’s businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete discussion of all of the risks and uncertainties the Company may face.
Regulatory, Compliance and Legal Risks
Changes in law, regulation or oversight may adversely affect the Company’s operations. EWBC is subject to extensive regulation under federal and state laws, as well as supervision and examination by the DBO, FDIC, Federal Reserve, SEC, CFPB, U.S. and State Attorneys General, and other government bodies. Congress and federal agencies have significantly increased their focus on the regulation of the financial services industry. Among other things, the Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes, many parts of which are now in effect. The Federal Reserve has adopted regulations implementing the Basel III framework on bank capital adequacy, stress testing, and market liquidity risk in the U.S. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Moreover, regulation of the financial services industry continues to undergo major changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies could affect EWBC in substantial and unpredictable ways. In addition, such changes could also subject us to additional costs and limit the types of financial services and products we may offer. Failure to comply with laws, regulations or policies could result in civil or criminal sanctions by state and federal agencies, the loss of FDIC insurance, the revocation of our banking charter, civil or criminal monetary penalties and/or reputational damage, which could have a material adverse impact on the Company’s businesses, results of operations and financial condition. The effects of such legislation and regulatory actions on EWBC cannot be reliably determined at this time. See Item 1. Business — Supervision and Regulation for more information about the regulations to which we are subject.
Good standing with our regulators is of fundamental importance to the continuation and growth of our businesses given that banks operate in an extensively regulated environment under state and federal law. The Bank is subject to supervision and regulation by regulators, including the Federal Reserve Bank of San Francisco (the “FRB”) and the DBO. Federal and state regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations, and unsafe and unsound practices. The enforcement powers available to federal banking regulators include, among others, the ability to assess civil monetary penalties, to issue cease and desist or removal orders, to require written agreements, and to initiate injunctive actions.
The CFPB is in the process of reshaping the consumer financial laws through rulemaking and enforcement of such laws against unfair, deceptive and abusive acts or practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including the Bank. The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. What constitutes unfair, deceptive and abusive acts or practices is clarified each year by CFPB enforcement actions and opinions from courts and administrative proceedings. Moreover, the Bank will be examined by the CFPB for compliance with the CFPB’s rules and regulations. The CFPB issued a series of final rules, which went into effect in January 2014, to implement provisions in the Dodd-Frank Act related to mortgage origination and servicing . While it is difficult to quantify the increase in our regulatory compliance burden, we do believe that costs associated with regulatory compliance, including the need to hire additional compliance personnel, may continue to increase.

We face risk of noncompliance and enforcement actions under the BSA and other AML statutes and regulations. The BSA requires banks and other financial institutions to, among other things, develop and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. FinCEN has delegated examination authority for compliance by banks with the BSA to the federal banking regulators, including to the Board of Governors of the Federal Reserve (the “Board of Governors”) for state licensed member banks. Under parallel authority of the bank regulators, the federal bank regulators and certain state regulators have authority to bring enforcement actions related to BSA compliance which may include compliance undertakings, written agreements, cease and desist orders, and/or civil monetary penalties. FinCEN may also impose civil monetary penalties based on BSA violations that are deemed willful. In addition, willful violations of the BSA also could result in criminal fines, penalties or forfeitures. The banking regulators also examine compliance with the rules enforced by the OFAC. Banks are under enhanced scrutiny for both BSA and OFAC compliance. Consequently, if our policies, procedures and internal controls are deemed deficient, we could face monetary penalties as well as serious reputational consequences that could materially and adversely affect our businesses, results of operations and financial condition.

The Bank is subject to supervision pursuant to a written agreement with the FRB and a memorandum of understanding with the DBO regarding BSA and AML compliance, which could result in additional actions taken against the Bank, will increase the Bank’s operating costs and could adversely affect the Bank’s results of operations.

The Bank entered into a Written Agreement, dated November 9, 2015 with the FRB (the “Written Agreement”), and a related memorandum of understanding (“MOU”) with the DBO, relating to certain deficiencies identified in the Bank’s BSA/AML compliance program, as described in further detail in Item 7. MD&A — Regulatory Matters. If additional compliance issues are identified or if the regulators conclude that the Bank has not satisfactorily complied with the Written Agreement, the DBO or the FRB could take further action with respect to the Bank, and if any such further action were taken, such action could have a material adverse effect on our businesses, results of operations and financial condition. The operating and other conditions of the Written Agreement could lead to an increased risk of being subject to additional regulatory actions by the DBO and FRB or other government agencies, as well as additional actions resulting from future regular annual soundness and compliance examinations by federal and state regulators.

We anticipate that we will need to continue to dedicate significant resources to our efforts to comply with the Written Agreement and related MOU, which are expected to increase our operational costs and adversely affect the amount of time our management has to conduct our businesses. The additional operating costs to comply with, and the restrictions under, the Written Agreement and MOU will adversely affect the Bank’s businesses, results of operations and financial condition.

We are subject to financial and reputational risk arising from lawsuits and other legal proceedings. We face significant risk from litigation and claims brought by consumers, borrowers and counterparties. This includes claims for monetary damages, penalties and fines, as well as demands for injunctive relief. The results of these lawsuits and other legal proceedings could lead to significant financial obligations for the Company, as well as restrictions or changes to how we conduct our businesses. The costs of litigation and defense may adversely impact our businesses, results of operations and financial condition. In addition, we may suffer reputational harm as a result of lawsuits and claims. Moreover, it may be difficult to predict the outcome of a lawsuit or legal proceeding, which may present additional uncertainty to our business prospects.

Increased deposit insurance costs and changes in deposit regulation may adversely affect the Company’s results of operations. The FDIC insures deposit accounts at banks and financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the DIF at a certain level. During 2008 and 2009, there were higher levels of bank failures, which dramatically increased resolution costs of the FDIC and depleted the DIF. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. In accordance with the Dodd-Frank Act, the FDIC adopted new rules that redefined how deposit insurance assessments are calculated. The new rate schedule and other revisions to the assessment rules became effective April 1, 2011, and had the effect of reducing the assessment that we would otherwise pay. As the new assessment rules currently stand, we expect the rules will have a continued positive impact on our future FDIC deposit insurance assessment fees compared to the assessment rules in effect prior to the changes. However, the FDIC’s rules could be subject to future changes, especially if there are additional bank or financial institution failures or the government or FDIC develop new regulatory goals with respect to the banking sector. Increases in assessment fees or required prepayments of FDIC insurance premiums may have an adverse effect on our businesses, results of operations and financial condition.

The Company’s interest expense may increase following the repeal of the federal prohibition on payment of interest on demand deposits. The federal prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, financial institutions could commence offering interest on demand deposits to compete for clients. We cannot predict what interest rates other banks may offer as market interest rates increase in the future. The Bank offers interest on certain demand deposits to attract additional customers or to maintain current customers. If market interest rates increase, the Company’s interest expense will increase and net interest margin will decrease which could have a material adverse effect on the Company’s businesses, results of operations and financial condition.
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
Capital and Liquidity Risks
 As a regulated entity, we are subject to capital and liquidity requirements, and a failure to meet these standards could affect our financial condition. The Company and the Bank are subject to certain capital and liquidity guidelines, qualitative judgments by regulators about components, risk weightings and other factors. New regulatory capital and liquidity requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases, and may require us to increase our regulatory capital, or increase regulatory capital ratios or liquidity. Significant parts of the capital requirements applicable to the Company and the Bank under the Basel III Capital Rules adopted by the Federal Reserve are effective, although certain provisions of the rules are phased-in over a period of years, with the rules generally fully phased-in as of January 1, 2019. We are required to satisfy more stringent capital adequacy and liquidity standards than we have in the past. In addition, we may be required to increase our capital levels, even in the absence of actual adverse economic conditions or forecasts, as a result of stress testing and capital planning based on the hypothetical future adverse economic scenarios. We expect to meet the requirements of the Basel III Capital Rules, including the capital conservation buffer fully phased-in as of January 1, 2019 by the Federal Reserve. Compliance with these capital requirements, including leverage ratios, may limit operations that require intensive use of capital. This could adversely affect our ability to expand or maintain present business levels, which may adversely affect our businesses, results of operations and financial condition. Additional information on the regulatory capital requirements applicable to the Company and the Bank is set forth in Item 1. Business — Supervision and Regulation — Capital Requirements.
The Company’s ability to pay dividends.  East West is dependent on the Bank for dividends, distributions and other payments. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividend income from the Bank. The ability of the Bank to pay dividends to East West is limited by federal and California law. Subject to the Bank meeting or exceeding regulatory capital requirements, regulatory approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two years. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits. In addition, Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with the Federal Reserve in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for the period.
The Company is subject to liquidity risk, which could negatively affect the Company’s funding levels. Market conditions or other events could negatively affect the level of or cost of funding, which in turn could affect the Company’s ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Although the Company has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on the Company’s businesses, results of operations and financial condition. If the cost effectiveness or the availability of supply in the credit markets is reduced for a prolonged period of time, the Company’s funding needs may require the Company to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, and further managing loan growth and investment opportunities. These alternative means of funding may not be available under stressed conditions.

Market Risks
General economic, political or industry conditions may be less favorable than expected. Our businesses and results of operations are affected by the financial markets and general economic conditions in the U.S. and China, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, and the sustainability of economic growth in the U.S. and China. The deterioration of any of these conditions could adversely affect our consumer and commercial businesses, our securities and derivatives portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations. Because the Company’s operations and the collateral securing its loan portfolio are concentrated primarily in Northern and Southern California, the Company may be particularly susceptible to the adverse economic conditions in the state of California.
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

•
The Company’s commercial and residential borrowers may not be able to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could result in credit losses, delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on the Company’s operating results.

•	A decrease in the demand for loans and other products and services offered by us.

•	A decrease in deposit balances due to overall reductions in customers’ accounts.

•	The value of the available-for-sale investment securities portfolio that the Company holds may be adversely affected by defaults by debtors.

•
Future disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

A portion of the Company’s loan portfolio is secured by real estate and thus the Company has a higher degree of risk from a downturn in real estate markets.  As discussed in the “General economic, political or industry conditions may be less favorable than expected” section above, a decline in real estate markets could hurt the Company’s businesses because many of the Company’s loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature and national disasters, such as earthquakes which are particular to California. A significant portion of the Company’s real estate collateral is located in California. If real estate values decline, the value of real estate collateral securing the Company’s loans could be significantly reduced. The Company’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on defaulted loans. Furthermore, CRE and multifamily loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions, or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse effect on the Company’s businesses, results of operations and financial condition.

The Company’s businesses are subject to interest rate risk and variations in interest rates may negatively affect the Company’s financial performance. Our financial results depend substantially on net interest income, which is the difference between the interest income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Interest-earning assets primarily include loans extended, securities held in our investment portfolio and excess cash held to manage short-term liquidity. We fund our assets using deposits and borrowings. While we offer interest-bearing deposit products, a portion of our deposit balances are from noninterest-bearing products. Overall, the interest rates we receive on our interest-earning assets and pay on our interest-bearing liabilities could be affected by a variety of factors, including market interest rate changes, competition, regulatory requirements and a change in the product mix. Changes in key variable market interest rates such as the Federal Funds, National Prime, the London Interbank Offered Rate (“LIBOR”) or Treasury rates generally impact our interest rate spread. In addition, changes in interest rates could also affect the average life of our loans and mortgage related securities where decreases in interest rates resulting from actions taken by the Federal Reserve has caused an increase in prepayments of loans and mortgage related securities, as borrowers refinance to reduce borrowing costs. In addition, because of the differences in the maturities and repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Overall, interest rates have been at historically low levels for an unprecedented long period of time. Continued low interest rates, possibly compounded by a flat yield curve, may challenge the bank’s interest margin.
The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings. The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict. Also, potential new taxes on corporations generally, or on financial institutions specifically, would adversely affect our net income.

There may be substantial changes to fiscal and tax policies that may adversely affect our business. The U.S. government may make substantial changes to a variety of federal policies and regulations, including fiscal and tax policies that may affect our business. This may result in a significant reform of the Internal Revenue Code, including significant changes to taxation of business entities. There is a substantial lack of clarity around the likelihood, timing and details of any possible tax reforms or other policy changes and we cannot predict the impact, if any, of these changes on our business. However, it is possible that these reforms and changes could adversely affect our business.

We face risks associated with international operations.  A substantial number of our customers have economic and cultural ties to Asia and China. The Bank’s presence includes five full-service branches in Greater China, located in Hong Kong, Shanghai, Shantou and Shenzhen. Shanghai has two branches, including one in the Shanghai Pilot Free Trade Zone. The Bank also has five representative offices in Greater China located in Beijing, Chongqing, Guangzhou, Taipei and Xiamen. Our efforts to expand our businesses in Asia and China carry certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations, risks associated with leveraging and conducting business on an international basis, including among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, trade barriers, difficulties in staffing and managing foreign operations, political and economic risks, financial risks including currency and payment risks. Further, volatility in the Shanghai and Hong Kong stock exchanges and/or a potential dramatic fall in real estate prices in China, among other things, may negatively impact asset values and the profitability and liquidity of the Company’s customers who operate in this region. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall businesses, results of operations and financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, anti-corruption laws, and other foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our businesses, results of operations and financial condition.
The Company is subject to fluctuations in foreign currency exchange rates. The Company’s foreign translation exposure relates primarily to its China subsidiary that has its functional currency denominated in Chinese Renminbi (“RMB”). In addition, as the Company continues to expand its businesses in China and Hong Kong, certain transactions are conducted in currencies other than the U.S. Dollar (“USD”). Although the Company has entered into derivative instruments to offset the impact of the foreign exchange fluctuations, given the volatility of exchange rates, there is no assurance that the Company will be able to effectively manage foreign currency translation risk. Fluctuations in foreign currency exchange rates could have a material adverse effect on the Company’s businesses, results of operations and financial condition.

Credit Risks
The Company’s allowance for credit losses level may not be adequate to cover actual losses.  In accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), we maintain an allowance for loan losses to provide for loan defaults and non-performance, and an allowance for unfunded credit reserves which, when combined, are referred to as the allowance for credit losses. Our allowance for loan losses is based on our evaluation of risks associated with our loans held-for-investment portfolio, including historical loss experience, expected loss calculations, delinquencies, performing status, the size and composition of the loan portfolio, economic conditions, and concentrations within the portfolio. The allowance estimation process requires subjective and complex judgments, including analysis of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. Current economic conditions in the U.S. and in the international markets could deteriorate, which could result in, among other things, greater than expected deterioration in credit quality of our loan portfolio or in the value of collateral securing these loans. Our allowance for loan losses may not be adequate to cover probable loan losses, and future provisions for loan losses could materially and adversely affect our results of operations and financial condition. Additionally, in order to maximize the collection of loan balances, we sometimes modify loan terms when there is a reasonable chance that an appropriate modification would allow the borrower to continue servicing the debt. If such modifications ultimately are less effective at mitigating loan losses than we expect, we may incur losses in excess of the specific amount of allowance for loan losses associated with a modified loan, and this would result in additional provision for loan losses. In addition, we establish a reserve for losses associated with our unfunded credit reserves. The level of the allowance for unfunded credit reserves is determined by following a methodology similar to that used to establish our allowance for loan losses in our loans held-for-investment portfolio. There can be no assurance that our allowance for unfunded credit reserves will be adequate to provide for the actual losses associated with our unfunded credit commitments. An increase in the allowance for unfunded credit reserves in any period may result in a charge to earnings.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Under U.S. GAAP's current standards, credit losses are not reflected in the financial statements until it is probable that the credit loss has been incurred. Under ASU 2016-01, an entity would reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. ASU 2016-01 may have a negative impact on our reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital, since it would accelerate the recognition of estimated credit losses.

We may be subject to increased credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. Our credit risk and credit losses can increase if our loans are concentrated in borrowers engaged in the same or similar economic conditions in those markets or elsewhere, which could result in materially higher credit losses. Deterioration in economic conditions, housing conditions, or real estate values in the markets in which we operate could result in materially higher credit losses. The Bank has a concentration of real estate loans in California. Potential deterioration in the real estate market could result in additional loan charge-offs and provision for loan losses, which could have a material adverse effect on the Company’s businesses, results of operations and financial condition.

Operational Risks
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, cash flows, liquidity and financial condition, as well as cause reputational harm. The potential for operational risk exposure exists throughout our organization and from our interactions with third parties. Our operational and security systems, infrastructure, including our computer systems, network infrastructure, data management and internal processes, as well as those of third parties, are integral to our performance. In addition, we rely on our employees and third parties in our ongoing operations, who may, as a result of human error or malfeasance or failure or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to the third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or may become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process these transactions or provide certain services. There could be electrical, telecommunications or other major physical infrastructure outages, natural disasters such as earthquakes, tornadoes, hurricanes and floods, disease pandemics, and events arising from local or larger scale political or social matters, including terrorist acts. We continuously update these systems to support our operations and growth, and this entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, cash flows, liquidity and financial condition, and may result in loss of confidence, significant litigation exposure and harm to our reputation.

A cyber attack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our businesses, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, cash flows, liquidity and financial condition, as well as cause reputational harm. The Company offers various internet-based services to its clients, including online banking services. The secure transmission of confidential information over the internet is essential to maintain our clients’ confidence in the Company’s online services. In addition, our businesses are highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our businesses rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software and networks. Although the Company has developed systems and processes that are designed to prevent security breaches and periodically test the Company’s security, failure to mitigate breaches of security could adversely affect the Company’s ability to offer and grow the online services, result in violations of applicable privacy and other laws, costly litigation and loss of customer relationships and could have an adverse effect on the Company’s businesses, results of operations and financial condition.

Failure to keep pace with technological change could adversely affect the Company’s businesses. The Company may face risks associated with the ability to utilize information technology systems to support our operations effectively. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s businesses and, in turn, the Company’s results of operations and financial condition. In addition, if we do not implement systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs efficiently. Any such failure could adversely affect our businesses, results of operations, financial condition, and reputation.

Natural disasters and geopolitical events beyond the Company’s control could adversely affect the Company.  Natural disasters such as earthquakes, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature and geopolitical events involving terrorism or military conflict could adversely affect the Company’s business operations and those of the Company’s customers and cause substantial damage and loss to real and personal property. These natural disasters and geopolitical events could impair the borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of nonperforming assets, net charge-offs, and provision for loan losses, which could adversely affect the Company’s businesses, results of operations and financial condition.

The actions and soundness of other financial institutions could affect the Company.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks and investment banks. Defaults by financial services institutions and uncertainty in the financial services industry in general could lead to market wide liquidity problems and may expose the Company to credit risk in the event of default of its counterparty or client. Further, the Company’s credit risk may increase when the underlying collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any such losses could materially and adversely affect the Company’s businesses, results of operations and financial condition.
The Company’s controls and procedures could fail or be circumvented. Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of the Company’s controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect the Company’s businesses, results of operations and financial condition.

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
We face strong competition in the financial services industry and we could lose business or suffer margin declines as a result. The Company’s financial performance and profitability also depend on the Company’s ability to compete with financial services companies and other companies that offer banking services. The Company conducts the majority of its operations in California. The banking and financial services businesses in California are highly competitive, and increased competition in the Company’s primary market area may adversely impact the level of loans and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Company’s competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If the Company is unable to attract and retain banking customers, the Company may be unable to continue its loan growth and level of deposits.
The Company has engaged in and may continue to engage in further expansion through acquisitions, which could negatively affect the Company’s businesses and earnings. There are risks associated with expansion through acquisitions. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country- and region-specific risks are associated with transactions outside the U.S., including in China. To the extent the Company issues capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.
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
Managing reputational risk is important to attracting and maintaining customers, investors and employees.  Threats to the Company’s reputation can come from many sources, including unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of the Company’s customers. The Company has policies and procedures in place to protect its reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding the Company’s businesses, employees or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues, and increased governmental regulation.

The price of the Company’s common stock may be volatile or may decline.  The trading price of the Company’s common stock may fluctuate as a result of a number of factors, many of which are outside the Company’s control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of the Company’s common stock. Among the factors that could affect the Company’s stock price are:

•	actual or anticipated quarterly fluctuations in the Company’s operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by the Company or its competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	fluctuations in the stock price and operating results of the Company’s competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect the Company; and

•	domestic and international economic factors unrelated to the Company’s performance.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

East West’s headquarters is located at 135 North Los Robles Avenue, Pasadena, California, in an eight-story office building. The Company operates over 130 locations worldwide including its headquarters, main administrative offices, branches and representative offices. In the U.S., the Bank’s headquarters, main administrative offices and branches are located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia. In Greater China, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and representative offices in Beijing, Chongqing, Guangzhou, Taipei and Xiamen.

As of December 31, 2016, the Bank owns the property at 34 of its U.S. locations. All international and other domestic branch and office locations are leased by the Bank, with lease expiration dates ranging from 2017 to 2032, exclusive of renewal options. All properties occupied by the Bank are used across all business segments and for corporate purposes. See Note 19 - Business Segments to the Consolidated Financial Statements for details on each segment. The Bank also owns leasehold improvements, equipment, furniture, and fixtures at its offices, all of which are used in its business activities.

East West uses the premises, equipment, and furniture of the Bank and does not currently own or lease any real or personal property. The Agency also currently conducts its operations in one of the administrative offices of the Bank and reimburses the Bank for its use of this facility. The Company believes that its existing facilities are in good condition and suitable for the conduct of its business and operations. On an ongoing basis, the Company evaluates its current and planned projected space requirements and, from time to time, it may determine that certain premises or facilities are no longer necessary for its operations. The Company believes that, if necessary, it could secure alternative facilities on similar terms without adversely affecting its operations.

ITEM 3.  LEGAL PROCEEDINGS

See Litigation in Note 13 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the NASDAQ under the symbol “EWBC.” The following tables set forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on NASDAQ, as well as dividend information.

	2016
	High	Low	Cash Dividends
First quarter	$41.07	$27.25	$0.20
Second quarter	$40.00	$31.34	$0.20
Third quarter	$37.59	$31.34	$0.20
Fourth quarter	$51.73	$36.31	$0.20

	2015
	High	Low	Cash Dividends
First quarter	$41.48	$35.68	$0.20
Second quarter	$46.50	$39.88	$0.20
Third quarter	$45.91	$37.19	$0.20
Fourth quarter	$43.94	$36.40	$0.20

As of January 31, 2017, 144,167,656 shares of the Company’s common stock were held by 753 stockholders of record and by approximately 49,000 additional stockholders whose shares were held for them in street name or nominee accounts.

The quarterly dividends declared on the Company’s common stock were $0.20 per share for each quarter of 2016 ($0.80 per share for the year). On January 25, 2017, the Company’s Board declared first quarter 2017 cash dividends of $0.20 for the Company’s common stock. The common stock cash dividend of $0.20 per share was paid on February 15, 2017 to stockholders of record on February 1, 2017. For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to East West, see Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds, Item 7. MD&A — Asset Liability and Market Risk Management and Note 20 — Parent Company Condensed Financial Statements to the Consolidated Financial Statements. For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Part III presented elsewhere in this report, which are incorporated herein by reference.

Stock Performance Graph

The following graph and table compare the Company’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor’s 500 (the “S&P 500”) Index and the KBW Regional Bank (the “KRX”) Index over the five-year period through December 31, 2016.  In 2015, the Company changed its stock performance graph indices from the SNL Bank and Thrift and SNL Western Bank Indices to the S&P 500 Index and the KRX Index. The KRX Index was used to further align EWBC with those companies of a relatively similar size. The S&P 500 Index was utilized as a benchmark against performance. The S&P 500 Index is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The KRX Index seeks to reflect the performance of banks and thrifts that are publicly traded in the U.S. and is composed of approximately 50 companies. The graph and table below assume that on December 31, 2011, $100 was invested in EWBC’s common stock, the S&P 500 Index and the KRX Index, and that all dividends were reinvested. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.  The information set forth under the heading “Stock Performance Graph” shall not be deemed “soliciting material” or to be “filed” with the Commission, except to the extent the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Exchange Act, or the Securities Act of 1933, as amended.

	December 31,
Index	2011	2012	2013	2014	2015	2016
East West Bancorp, Inc.	$100.00	$110.78	$183.95	$207.73	$227.39	$284.11
KRX Index	$100.00	$113.25	$166.31	$170.34	$180.41	$250.79
S&P 500 Index	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
SNL Western U.S. Bank Index	$100.00	$126.20	$177.56	$213.09	$220.79	$244.77
SNL U.S. Bank and Thrift Index	$100.00	$134.28	$183.86	$205.25	$209.39	$264.35

Source: SNL Financial LC; Keefe, Bruyette & Woods

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 17, 2013, the Company’s Board authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company did not repurchase any shares under this program thereafter, including during 2016 and 2015. Although this program has no stated expiration date, the Company does not intend to repurchase any stock pursuant to this program absent further action of the Company’s Board.

ITEM 6. SELECTED FINANCIAL DATA

For selected financial data information, see Item 7. MD&A — Overview — Five-Year Summary of Selected Financial Data, which is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West and its wholly-owned subsidiaries, East West Bank and subsidiaries (referred to herein as “East West Bank” or the “Bank”) and East West Insurance Services, Inc. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s financial condition and the results of operations. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report.

Overview

The Company’s vision is to serve as the financial bridge between the U.S. and Greater China. The Company’s primary strategy to achieve this vision is to expand the Company’s global network of contacts and resources to better meet its customers’ diverse financial needs in and between the world’s two largest markets. With over 130 locations in the U.S. and Greater China, and a full range of cross-border products and services, the Company is well equipped to fulfill its customers’ business needs.

Financial Highlights

The Company successfully completed another year with strong earnings and financial results for the year ended December 31, 2016, achieving healthy growth and an increase in revenues. It is the Company’s priority to focus on strengthening its risk management infrastructure, compliance, and the BSA/AML programs in order to meet increasing regulatory expectations, while still providing strong return to stockholders.

Noteworthy items on the Company’s performance included:

•	Net income totaled $431.7 million for the year ended December 31, 2016, which reflected an increase of $47.0 million or 12%, compared to the same period in 2015.

•	Diluted earnings per share was $2.97 for the year ended December 31, 2016, which reflected an increase of $0.31 or 12%, compared to the same period in 2015.

•
Revenue, the sum of net interest income and noninterest income (loss), before provision for credit losses, increased $81.7 million or 7% to $1.22 billion for the year ended December 31, 2016, compared to the same period in 2015.

•	Noninterest expense increased $75.0 million or 14% to $615.9 million for the year ended December 31, 2016, compared to the same period in 2015.

•
The Company’s effective tax rate for the year ended December 31, 2016 was 24.6%, compared to 33.5% for the same period in 2015. The decrease in the effective tax rate was primarily attributable to additional tax credit investments in 2016, compared to 2015.

•
Return on average assets increased three basis points to 1.30% for the year ended December 31, 2016, compared to the same period in 2015. Return on average equity increased 32 basis points to 13.06% for the year ended December 31, 2016, compared to the same period in 2015.

•	Cost of funds improved three basis points to 0.36% for the year ended December 31, 2016, compared to the same period in 2015.

Additionally, the Company experienced growth of total assets of $2.44 billion or 8% to $34.79 billion as of December 31, 2016, compared to $32.35 billion as of December 31, 2015. This increase was primarily attributable to the increases in gross loans held-for-investment, cash and cash equivalents and securities purchased under resale agreements (“resale agreements”), partially offset by a decrease in available-for-sale investment securities.

Gross loans held-for-investment increased $1.86 billion or 8% to $25.50 billion as of December 31, 2016, compared to $23.64 billion as of December 31, 2015, while the allowance for loan losses to loans held-for-investment ratio as of December 31, 2016 declined by 10 basis points to 1.02% compared to 1.12% as of December 31, 2015 as credit quality continued to improve. The overall balance sheet growth was primarily fueled by solid deposit growth during the year ended December 31, 2016. Deposits increased $2.42 billion or 9% to $29.89 billion as of December 31, 2016 compared to $27.48 billion as of December 31, 2015, primarily due to a $3.42 billion or 16% increase in core deposits to $24.28 billion as of December 31, 2016, partially offset by a $1.00 billion or 15% decrease in time deposits to $5.62 billion as of December 31, 2016. Core deposits accounted for 81% and 76% of total deposits as of December 31, 2016 and 2015, respectively.

From a capital management perspective, the Company continued to maintain a strong capital position with its CET1 capital ratio at 10.9% as of December 31, 2016, compared to 10.5% as of December 31, 2015. The total risk-based capital ratios were 12.4% and 12.2% as of December 31, 2016 and 2015, respectively. The Tier I leverage capital ratio was 8.7% as of December 31, 2016, compared to 8.5% as of December 31, 2015. Book value per common share increased $2.08 or 10% to $23.78 as of December 31, 2016 from $21.70 as of December 31, 2015.

The strong balance sheet growth and increased revenues positioned the Company well to focus on its bridge banking strategy and target future growth opportunities. The Company continued to provide stockholders with healthy returns on their investment by maintaining the $0.20 quarterly dividend during 2016. As the Company remains focused on its continued growth, the Company continues to meet its customers’ financial needs. In January 2017, the Company’s Board declared first quarter dividends for the Company’s common stock. The common stock cash dividend of $0.20 per share was paid on February 15, 2017 to stockholders of record on February 1, 2017.

Five-Year Summary of Selected Financial Data

($ and shares in thousands, except per share data)	2016	2015	2014	2013	2012
Summary of Operations:
Interest and dividend income	$1,137,481	$1,053,815	$1,153,698	$1,068,685	$1,051,095
Interest expense	104,843	103,376	112,820	112,492	132,168
Net interest income before provision for credit losses	1,032,638	950,439	1,040,878	956,193	918,927
Provision for credit losses	27,479	14,217	49,158	22,364	65,184
Net interest income after provision for credit losses	1,005,159	936,222	991,720	933,829	853,743
Noninterest income (loss) (1)	182,918	183,383	(11,714)	(92,468)	(5,618)
Noninterest expense	615,889	540,884	532,983	394,215	406,837
Income before income taxes	572,188	578,721	447,023	447,146	441,288
Income tax expense	140,511	194,044	101,145	153,822	163,552
Net income	431,677	384,677	345,878	293,324	277,736
Preferred stock dividends	—	—	—	3,428	6,857
Net income available to common stockholders	$431,677	$384,677	$345,878	$289,896	$270,879

Per Common Share:
Basic earnings	$3.00	$2.67	$2.42	$2.10	$1.89
Diluted earnings	$2.97	$2.66	$2.41	$2.09	$1.87
Dividends declared	$0.80	$0.80	$0.72	$0.60	$0.40
Book value	$23.78	$21.70	$19.89	$17.19	$17.01

Weighted Average Number of Shares Outstanding:
Basic	144,087	143,818	142,952	137,342	141,457
Diluted	145,172	144,512	143,563	139,574	147,175
Common shares outstanding at period-end	144,167	143,909	143,582	137,631	140,294

At Year End:
Total assets	$34,788,840	$32,350,922	$28,743,592	$24,732,216	$22,539,744
Loans held-for-investment, net	$25,242,619	$23,378,789	$21,468,270	$17,600,613	$14,645,785
Available-for-sale investment securities	$3,335,795	$3,773,226	$2,626,617	$2,733,797	$2,607,029
Customer deposits	$29,890,983	$27,475,981	$24,008,774	$20,412,918	$18,309,354
Long-term debt	$186,327	$206,084	$225,848	$226,868	$137,178
FHLB	$321,643	$1,019,424	$317,241	$315,092	$312,975
Stockholders’ equity	$3,427,741	$3,122,950	$2,856,111	$2,366,373	$2,385,991

Financial Ratios:
Return on average assets	1.30%	1.27%	1.25%	1.24%	1.27%
Return on average stockholders’ equity	13.06%	12.74%	12.72%	12.50%	11.94%
Total average stockholders’ equity to total average assets	9.97%	9.95%	9.83%	9.95%	10.62%
Common dividend payout ratio	27.01%	30.21%	30.07%	28.74%	21.26%
Net interest margin	3.30%	3.35%	4.03%	4.38%	4.63%

(1)
Includes changes in FDIC indemnification asset and receivable/payable charges of $38.0 million, $201.4 million, $228.6 million and $122.3 million for the years ended December 31, 2015, 2014, 2013 and 2012, respectively. During the year ended December 31, 2015, the Company terminated the UCB and WFIB shared-loss agreements. There was no balance of FDIC indemnification asset and receivable/payable during the year ended December 31, 2016.

Results of Operations

Net income for the year ended December 31, 2016 was $431.7 million compared to $384.7 million and $345.9 million for the same period in 2015 and 2014, respectively. The Company has successfully increased net income for seven consecutive years. The 2016 earnings performance reflected the Company’s continued focus on its growth and efforts in achieving business excellence. The results of operations for the year ended December 31, 2016 benefited from improved revenue from diverse sources and a lower effective tax rate, which was partially offset by a higher noninterest expense.

Revenue, the sum of net interest income and noninterest income (loss), before provision for credit losses, was $1.22 billion for the year ended December 31, 2016, an increase of $81.7 million or 7% from $1.13 billion for the same period in 2015. The increase was mainly due to higher interest income from strong loan growth. Revenue for the year ended December 31, 2015 was $1.13 billion, an increase of $104.7 million or 10% from $1.03 billion for the same period in 2014. The increase was primarily due to the reduction in expenses related to changes in the FDIC indemnification asset and receivable/payable. This decrease was largely due to the expiration of the UCB non-single-family shared-loss agreement in 2014 and the early termination of the remaining shared-loss agreements in 2015.

Income tax expense was $140.5 million, $194.0 million, and $101.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The effective tax rate was 24.6%, 33.5%, and 22.6% for the years ended December 31, 2016, 2015, and 2014, respectively. The fluctuation of the effective tax rate year over year was mainly attributable to the tax credits recognized from investments in historic rehabilitation and renewable energy projects.

Noninterest expense was $615.9 million for the year ended December 31, 2016, an increase of $75.0 million or 14% from $540.9 million for the same period in 2015. The increase was mainly due to higher amortization of tax credit and other investments from additional tax credit investments placed into service for the year ended December 31, 2016, and higher compensation and employee benefits in support of business expansion and regulatory compliance requirements for the year ended December 31, 2016. Noninterest expense increased slightly to $540.9 million for the year ended December 31, 2015 from $533.0 million for the same period in 2014.

Return on average assets increased three basis points to 1.30% for the year ended December 31, 2016, compared to 1.27% for the same period in 2015; and also increased two basis points to 1.27% for the year ended December 31, 2015, compared to 1.25% for the same period in 2014. The return on average equity increased 32 basis points to 13.06% for the year ended December 31, 2016, compared to 12.74% for the same period in 2015; and increased two basis points to 12.74% for the year ended December 31, 2015, compared to 12.72% for the same period in 2014. The strong returns on average assets and average equity reflected the Company’s ability to achieve higher profitability while expanding the loan and deposit base.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities and other interest-earning assets less interest expense on customer deposits, securities sold under repurchase agreements (“repurchase agreements”), long-term debt and other interest-bearing liabilities. Net interest margin is calculated by dividing gross interest revenue less gross interest expense by average interest-earning assets. Net interest income and net interest margin are affected by several factors, including changes in average balances and composition of interest-earning assets and funding sources, market interest rate fluctuations and slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, volume of noninterest-bearing sources of funds and asset quality.

Net interest income for the year ended December 31, 2016 was $1.03 billion, an increase of $82.2 million or 9% compared to $950.4 million for the same period in 2015. The increase in net interest income was primarily due to higher interest income from strong loan growth during 2016. Net interest margin was 3.30% for the year ended December 31, 2016, a five basis points decrease from 3.35% in 2015. The decrease in net interest margin was primarily due to a reduction of eight basis points in loan yields from 4.35% for the year ended December 31, 2015 to 4.27% for the year ended December 31, 2016. The decrease in loan yields was primarily due to the lower accretion income from the loans accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). For the year ended December 31, 2016, total accretion income from the loans accounted for under ASC 310-30 was $45.4 million compared to $61.3 million for the same period in 2015.

Net interest income for the year ended December 31, 2015 was $950.4 million, a decrease of $90.4 million or 9% compared to $1.04 billion for the same period in 2014. Net interest margin was 3.35% for the year ended December 31, 2015, a decrease of 68 basis points from 4.03% for the year ended December 31, 2014. The decreases in net interest income and net interest margin were primarily due to the decreases in interest income and yields on loans as a result of lower accretion income associated with the loans acquired from the FDIC-assisted acquisitions of UCB and WFIB, partially offset by a reduction in interest expense on repurchase agreements that were paid off during 2015.

For the year ended December 31, 2016, average interest-earning assets increased $2.91 billion or 10% to $31.30 billion from $28.39 billion for the same period in 2015. The increase was primarily due to a $1.98 billion or 9% increase in average loan balances to $24.26 billion for the year ended December 31, 2016, compared to $22.28 billion for the same period in 2015. For the year ended December 31, 2015, average interest-earning assets increased by $2.59 billion or 10% to $28.39 billion from $25.80 billion for the year ended December 31, 2014. The increase was primarily due to an increase in average loan balances of $1.92 billion or 9% to $22.28 billion for the year ended December 31, 2015, compared to $20.35 billion for the same period in 2014.

Customer deposits are an important source of low-cost funding affecting both net interest income and net interest margin. Average deposits which consist of noninterest-bearing demand, interest-bearing checking, money market, saving and time deposits, increased by $2.74 billion or 11% to $28.50 billion for the year ended December 31, 2016, compared to $25.76 billion for the same period in 2015. Average deposits increased by $2.82 billion or 12% to $25.76 billion for the year ended December 31, 2015, compared to $22.94 billion for the same period in 2014.

The ratio of average noninterest-bearing demand deposits to total average deposits increased from 31% as of December 31, 2015 to 33% as of December 31, 2016. Cost of deposits was 0.30% for the year ended December 31, 2016. Cost of deposits remained stable at 0.29% for each of the years ended December 31, 2015 and 2014. Average loans were 117% funded by average deposits for the year ended December 31, 2016, which was higher than the funding level of 116% and 113% for the same periods in 2015 and 2014, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rates by asset and liability component for the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$1,893,064	$14,731	0.78%	$1,851,604	$17,939	0.97%	$1,469,200	$23,214	1.58%
Resale agreements (1)	1,708,470	30,547	1.79%	1,337,274	19,799	1.48%	1,340,411	20,323	1.52%
Investment securities (2)(3)	3,355,086	53,399	1.59%	2,847,655	41,375	1.45%	2,540,228	44,684	1.76%
Loans (4)(5)	24,264,895	1,035,377	4.27%	22,276,589	968,625	4.35%	20,351,818	1,059,205	5.20%
Investments in FHLB and Federal Reserve Bank stock	75,260	3,427	4.55%	77,460	6,077	7.85%	96,921	6,272	6.47%
Total interest-earning assets	$31,296,775	$1,137,481	3.63%	$28,390,582	$1,053,815	3.71%	$25,798,578	$1,153,698	4.47%
Noninterest-earning assets:
Cash and due from banks	365,104			342,606			322,581
Allowance for loan losses	(262,804)			(263,143)			(254,616)
Other assets	1,770,298			1,858,412			1,786,427
Total assets	$33,169,373			$30,328,457			$27,652,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$3,495,094	$12,640	0.36%	$2,795,379	$8,453	0.30%	$2,179,428	$5,431	0.25%
Money market deposits	7,679,695	27,094	0.35%	6,763,979	18,988	0.28%	5,958,461	16,001	0.27%
Saving deposits	2,104,060	4,719	0.22%	1,785,085	3,468	0.19%	1,748,465	2,971	0.17%
Time deposits	5,852,042	39,771	0.68%	6,482,697	42,596	0.66%	6,218,745	41,083	0.66%
Federal funds purchased and other short-term borrowings	25,591	713	2.79%	4,797	58	1.21%	888	—	—%
FHLB advances	380,868	5,585	1.47%	327,080	4,270	1.31%	349,767	4,116	1.18%
Repurchase agreements (1)	211,475	9,304	4.40%	404,096	20,907	5.17%	955,147	38,395	4.02%
Long-term debt	198,589	5,017	2.53%	218,353	4,636	2.12%	237,738	4,823	2.03%
Total interest-bearing liabilities	$19,947,414	$104,843	0.53%	$18,781,466	$103,376	0.55%	$17,648,639	$112,820	0.64%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	9,371,481			7,928,460			6,834,871
Accrued expenses and other liabilities	544,549			599,436			451,287
Stockholders’ equity	3,305,929			3,019,095			2,718,173
Total liabilities and stockholders’ equity	$33,169,373			$30,328,457			$27,652,970

Interest rate spread			3.10%			3.16%			3.83%

Net interest income and net interest margin		$1,032,638	3.30%		$950,439	3.35%		$1,040,878	4.03%

(1)	Average balances of resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(3)	Includes the amortization of net premiums on investment securities of $26.2 million, $18.7 million and $24.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	Average balance includes nonperforming loans.

(5)
Includes the accretion of ASC 310-30 discount,net deferred loan fees, unearned income and amortization of premiums, which totaled $53.5 million, $66.2 million and $185.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

($ in thousands)	Year Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-bearing assets:
Interest-bearing cash and deposits with banks	$(3,208)	$394	$(3,602)	$(5,275)	$5,102	$(10,377)
Resale agreements	10,748	6,149	4,599	(524)	(47)	(477)
Investment securities	12,024	7,831	4,193	(3,309)	5,022	(8,331)
Loans	66,752	85,120	(18,368)	(90,580)	94,158	(184,738)
Investments in FHLB and Federal Reserve Bank stock	(2,650)	(168)	(2,482)	(195)	(1,389)	1,194
Total interest and dividend income	$83,666	$99,326	$(15,660)	$(99,883)	$102,846	$(202,729)
Interest-bearing liabilities:
Checking deposits	$4,187	$2,348	$1,839	$3,022	$1,722	$1,300
Money market deposits	8,106	2,798	5,308	2,987	2,237	750
Saving deposits	1,251	671	580	497	63	434
Time deposits	(2,825)	(4,249)	1,424	1,513	1,735	(222)
Federal funds purchased and other short-term borrowings	655	503	152	58	—	58
FHLB advances	1,315	752	563	154	(278)	432
Repurchase agreements	(11,603)	(8,831)	(2,772)	(17,488)	(26,397)	8,909
Long-term debt	381	(445)	826	(187)	(405)	218
Total interest expense	$1,467	$(6,453)	$7,920	$(9,444)	$(21,323)	$11,879
Change in net interest income	$82,199	$105,779	$(23,580)	$(90,439)	$124,169	$(214,608)

Noninterest Income (Loss)

Noninterest income decreased slightly to $182.9 million for the year ended December 31, 2016, compared to $183.4 million for the same period in 2015. The decrease was primarily due to the decreases in net gains on sales of available-for-sale investment securities and loans, partially offset by a reduction in expenses related to changes in FDIC indemnification asset and receivable/payable. Noninterest income increased by $195.1 million to $183.4 million for the year ended December 31, 2015 compared to noninterest loss of $11.7 million for the same period in 2014. The increase was primarily due to a reduction in expenses related to changes in FDIC indemnification asset and receivable/payable and an increase in net gains on sales of available-for-sale investment securities.

The following table presents the components of noninterest income (loss) for the periods indicated:

($ in millions)	Year Ended December 31,
	2016	2015	2014
Branch fees	$41.2	$39.5	$37.9
Letters of credit fees and foreign exchange income	45.8	39.0	37.3
Ancillary loan fees	19.4	15.0	10.6
Wealth management fees	13.2	18.3	16.2
Derivative fees and other income	16.8	16.5	11.0
Net gains on sales of loans	6.1	24.9	39.1
Net gains on sales of available-for-sale investment securities	10.4	40.4	10.7
Changes in FDIC indemnification asset and receivable/payable	—	(38.0)	(201.4)
Other fees and other operating income	30.0	27.8	26.9
Total noninterest income (loss)	$182.9	$183.4	$(11.7)

The following discussion provides the composition of the major changes in noninterest income (losses) and the factors contributing to the changes.

Net gains on sales of available-for-sale investment securities decreased by $30.0 million or 74% to $10.4 million for the year ended December 31, 2016, compared to $40.4 million for the same period in 2015. Net gains on sales of available-for-sale investment securities increased by $29.7 million or 277% to $40.4 million for the year ended December 31, 2015, compared to $10.7 million for the same period in 2014. The larger net gains on sales of available-for-sale investment securities recognized during the year ended December 31, 2015, compared to December 31, 2016 and 2014, was primarily due to $21.7 million of gains realized from the sale of non-investment grade corporate debt securities, which had a $112.3 million of other-than-temporary impairment (“OTTI”) losses recorded prior to December 31, 2015 and 2014.

Net gains on sales of loans for the year ended December 31, 2016 totaled $6.1 million, compared to $24.9 million and $39.1 million for the same periods in 2015 and 2014, respectively. The net gains included valuation adjustments of $5.6 million and $3.0 million to carry loans held-for-sale at lower of cost or fair value for the years ended December 31, 2016 and 2015, respectively. No valuation adjustment was recorded for the same period in 2014. See Item 7. MD&A — Total Loan Portfolio for details.

During the year ended December 31, 2015, the Company reached an agreement with the FDIC to early terminate the UCB and WFIB shared-loss agreements. There were no remaining shared-loss agreements with the FDIC as of December 31, 2015. As a result, there was no expense related to the changes in FDIC indemnification asset and receivable/payable for the year ended December 31, 2016, compared to $38.0 million and $201.4 million of expenses for the same period in 2015 and 2014, respectively.

Noninterest Expense

Noninterest expense totaled $615.9 million for the year ended December 31, 2016, an increase of $75.0 million or 14%, compared to $540.9 million for the same period in 2015. The increase for the year ended December 31, 2016 compared to the same period in 2015 was primarily due to higher amortization of tax credit and other investments, compensation and employee benefits, and other real estate owned (“OREO”) expense (income). This increase was partially offset by the fact that there were no repurchase agreements’ extinguishment costs incurred for the year ended December 31, 2016 and lower legal expense. Noninterest expense totaled $540.9 million for the year ended December 31, 2015, an increase of $7.9 million or 1%, compared to $533.0 million for the same period in 2014. The increase for the year ended December 31, 2015 compared to the same period in 2014 was primarily due to higher compensation and employee benefits and extinguishment costs related to repurchase agreements, which was partially offset by lower legal expenses.

The following table presents the various components of noninterest expense for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Compensation and employee benefits	$300.1	$262.2	$231.8
Occupancy and equipment expense	61.5	61.3	63.8
Deposit insurance premiums and regulatory assessments	23.3	18.8	21.9
OREO expense (income)	1.5	(8.9)	(3.6)
Legal expense	2.8	16.4	53.0
Data processing	11.7	10.2	15.9
Consulting expense	22.7	17.2	8.5
Deposit related expenses	10.4	10.4	8.5
Computer software expense	12.9	8.7	7.5
Other operating expense	77.5	77.5	71.4
Amortization of tax credit and other investments	83.4	36.1	44.1
Amortization of core deposit intangibles	8.1	9.2	10.2
Repurchase agreements’ extinguishment costs	—	21.8	—
Total noninterest expense	$615.9	$540.9	$533.0

Compensation and employee benefits increased by $37.9 million or 14% to $300.1 million for the year ended December 31, 2016, compared to $262.2 million for the same period in 2015. The increase was primarily attributable to the increased headcount to support the Company’s growing business and to enhance the Company’s risk management programs. For the year ended December 31, 2015, compensation and employee benefits increased by $30.4 million or 13% to $262.2 million, compared to $231.8 million for the same period in 2014. The increase was primarily due to an increase in headcount due to the growth that the Company experienced.

The amortization of tax credit and other investments increased by $47.3 million or 131% to $83.4 million for the year ended December 31, 2016, compared to $36.1 million for the same period in 2015. The increase was primarily due to additional tax credit investments that were placed into service during 2016. For the year ended December 31, 2015, amortization of tax credit and other investments decreased by $8.0 million or 18% to $36.1 million, compared to $44.1 million for the same period in 2014. This decrease was primarily due to a reduction in tax credit investments that were placed into service during 2015 compared to 2014.

OREO expense was $1.5 million for the year ended December 31, 2016, compared to OREO income of $8.9 million for the same period in 2015. The change was mainly attributable to lower net gains on OREO sales. In comparison, OREO income increased by $5.3 million or 147% to $8.9 million for the year ended December 31, 2015 from $3.6 million for the same period in 2014. The increase was primarily due to lower expense associated with a declining OREO portfolio.

There were no extinguishment costs related to repurchase agreements for the years ended December 31, 2016 and 2014. For the year ended December 31, 2015, the Company recorded $21.8 million related to the extinguishment of higher-cost repurchase agreements of $545.0 million.

Legal expense decreased by $13.6 million or 83% to $2.8 million for the year ended December 31, 2016, compared to $16.4 million for the same period in 2015. The decrease was mainly due to a reversal of a $13.4 million legal accrual following the settlement of a lawsuit titled “F&F, LLC and 618 Investments, Inc. v. East West Bank” during the year ended December 31, 2016. For the year ended December 31, 2015, legal expense decreased by $36.6 million or 69% to $16.4 million, compared to $53.0 million for the same period in 2014. The decrease was mainly due to the fact that the amount incurred for the year ended December 31, 2014 included a $31.6 million legal accrual related to the aforementioned lawsuit. See Note 13 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements for further details of the lawsuit.

Income Taxes

Income tax expense was $140.5 million, $194.0 million, and $101.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The effective tax rates were 24.6%, 33.5% and 22.6% for the years ended December 31, 2016, 2015 and 2014, respectively. The lower effective tax rate for the year ended December 31, 2016, compared to the same period in 2015, was mainly due to more tax credits that were recognized in 2016 from investments in qualified affordable housing, historic rehabilitation and renewable energy projects. The higher effective tax rate for the year ended December 31, 2015, compared to the same period in 2014, was attributable to less tax credits that were recognized in 2015 from investments in qualified affordable housing, historic rehabilitation and renewable energy projects. The Company recognizes investment tax credits from qualified affordable housing partnerships and other tax credit investments in the year the credit arises under the flow-through method of accounting. Included in the income tax expense recognized during the years ended December 31, 2016, 2015 and 2014 was $126.2 million, $67.6 million and $85.7 million, respectively, of tax credits generated from investments in qualified affordable housing partnerships and other tax credit investments.

As of December 31, 2016 and 2015, the Company had net deferred tax assets of $129.7 million and $135.9 million, respectively. For additional details on components of net deferred tax assets, see Note 12 — Income Taxes to the Consolidated Financial Statements.

Operating Segment Results

The Company defines its operating segments based on its core strategy, and has identified three reportable operating segments: Retail Banking, Commercial Banking and Other.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes C&I and CRE, primarily generates commercial loans through the domestic commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia; and the foreign commercial lending offices located in China and Hong Kong. Furthermore, the Commercial Banking segment offers a wide variety of international finance and trade services and products. The remaining centralized functions, including the treasury operations of the Company and eliminations of intersegment amounts have been aggregated and included in the “Other” segment.

Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability when there are changes in management structure or reporting methodologies, unless it is not deemed practicable to do so.

The Company’s internal transfer pricing process is formulated to incentivize loan and deposit growth that is consistent with the overall growth objectives, as well as to provide a reasonable and consistent basis for measurement of the business segments and product net interest margins. The Company’s internal transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

For additional information about the Company’s segments, including information about the underlying accounting and reporting process, see Note 19 — Business Segments to the Consolidated Financial Statements.

The following table presents the selected segment information for the periods indicated:

($ in millions)	Year ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	Retail Banking			Commercial Banking			Other
Net interest income (loss)	$459.4	$453.0	$462.1	$530.9	$509.6	$596.4	$42.3	$(12.2)	$(17.6)
Noninterest income (loss)	$51.4	$46.3	$14.5	$96.0	$71.8	$(63.9)	$35.5	$65.3	$37.7
Noninterest expense	$230.5	$199.6	$197.8	$178.1	$164.5	$189.4	$207.3	$176.8	$145.8
Pretax income (loss)	$170.1	$212.0	$181.3	$377.9	$382.2	$293.4	$24.2	$(15.5)	$(27.7)

Retail Banking

The Retail Banking segment reported pretax income of $170.1 million for the year ended December 31, 2016, compared to $212.0 million for the same period in 2015. The decrease in pretax income for this segment for the year ended December 31, 2016 was primarily driven by an increase in noninterest expense, which was partially offset by increases in net interest income and noninterest income.

Net interest income for this segment increased $6.4 million or 1% to $459.4 million for the year ended December 31, 2016, compared to $453.0 million for the same period in 2015. The increase in net interest income was primarily due to the growth in core deposits for the segment, partially offset by lower discount accretion to interest income from the purchased credit impaired (“PCI”) loan portfolio and lower-yielding single-family residential loans, compared to loans in the portfolio during the same periods in 2015.

Noninterest income for this segment increased $5.1 million or 11% to $51.4 million for the year ended December 31, 2016, compared to $46.3 million for the same period in 2015. The increase in noninterest income was attributable to a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable, as all shared-loss agreements with the FDIC were early terminated in 2015, and an increase in derivative income. The increase in noninterest income was partially offset by decreases in net gains on sales of loans and wealth management fees.

Noninterest expense for this segment increased $30.9 million or 15% to $230.5 million for the year ended December 31, 2016, compared to $199.6 million for the same period in 2015. The increase was primarily due to higher consulting expense, compensation and employee benefits, deposit insurance premiums and regulatory assessments and data processing expense.

Comparing the years ended December 31, 2015 and 2014, the Retail Banking segment reported pretax income of $212.0 million for the year ended December 31, 2015, compared to pretax income of $181.3 million for the same period in 2014. The increase of $30.7 million or 17% in earnings for this segment was due to higher noninterest income and lower provision for credit losses, partially offset by lower net interest income. Net interest income for this segment decreased $9.1 million or 2%, to $453.0 million for the year ended December 31, 2015, compared to $462.1 million for the same period in 2014. The reduction in net interest income was primarily due to lower discount accretion to interest income from the PCI loan portfolio and sale of single-family residential loans. Noninterest income for this segment increased $31.8 million or 219% to $46.3 million for the year ended December 31, 2015, compared to $14.5 million for the same period in 2014. The increase was primarily due to a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable, partially offset by lower net gains on sales of loans. Noninterest expense for this segment increased $1.8 million or 1% to $199.6 million for the year ended December 31, 2015, compared to $197.8 million for the same period in 2014. The increase in noninterest expense was primarily due to higher compensation and employee benefits, partially offset by lower deposit insurance premiums and regulatory assessments.

Commercial Banking

The Commercial Banking segment reported pretax income of $377.9 million for the year ended December 31, 2016, compared to $382.2 million for the same period in 2015. The decrease of $4.3 million or 1% in pretax income for this segment was attributable to increases in noninterest expense and provision for credit losses, partially offset by increases in noninterest income and net interest income.

Net interest income for this segment increased $21.3 million or 4% to $530.9 million for the year ended December 31, 2016, compared to $509.6 million for the same period in 2015. The increase in net interest income for the year ended December 31, 2016 was due to the growth of CRE and C&I loans, partially offset by the lower discount accretion to interest income from the PCI loan portfolio.

Noninterest income for this segment increased $24.2 million or 34% to $96.0 million for the year ended December 31, 2016, compared to $71.8 million for the same period in 2015. The increase was attributable to a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable, as discussed above under “Retail Banking”, and increases in ancillary loan fees, letters of credit fees and foreign exchange income, partially offset by decreases in net gains on sales of loans and derivative fees and other income.

Noninterest expense for this segment increased $13.6 million or 8% to $178.1 million for the year ended December 31, 2016, compared to $164.5 million for the same period in 2015. The increase in noninterest expense was primarily due to increases in compensation and employee benefits, OREO expense and consulting expense, partially offset by decreases in legal and loan-related expenses.

Comparing the years ended December 31, 2015 and 2014, the Commercial Banking segment reported pretax income of $382.2 million for the year ended December 31, 2015, compared to $293.4 million for the same period in 2014. The increase of $88.8 million or 30% in earnings for this segment was due to an increase in noninterest income and decreases in noninterest expense and provision for credit losses, partially offset by a decrease in net interest income. Net interest income for this segment decreased $86.8 million or 15%, to $509.6 million for the year ended December 31, 2015, compared to $596.4 million for the same period in 2014. The decrease in net interest income was primarily due to lower discount accretion to interest income from the PCI loan portfolio. Noninterest income for this segment increased $135.7 million or 212%, to income of $71.8 million for the year ended December 31, 2015, compared to a noninterest loss of $63.9 million for the same period in 2014. The increase was primarily due to a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable and higher net gains on sales of loans. Noninterest expense for this segment decreased $24.9 million or 13%, to $164.5 million for the year ended December 31, 2015, compared to $189.4 million for the same period in 2014. The decrease in noninterest expense was largely attributed to a decrease in legal expense, partially offset by an increase in compensation and employee benefits.

Other

The Other segment reported pretax income of $24.2 million for the year ended December 31, 2016, compared to pretax loss of $15.5 million for the same period in 2015. The increase in pretax income for this segment for the year ended December 31, 2016 was driven by an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Net interest income for this segment increased $54.5 million to $42.3 million for the year ended December 31, 2016, compared to a net interest loss of $12.2 million for the same period in 2015. The Other segment includes the activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through internal transfer pricing credits and charges, which are included in net interest income. The increase in net interest income for the year ended December 31, 2016 was primarily due to an increase in interest income from investment securities and resale agreements, a decrease in interest expense on repurchase agreements, and a reduction in net transfer pricing paid.

Noninterest income for this segment decreased $29.8 million or 46% to $35.5 million for the year ended December 31, 2016, compared to $65.3 million recorded for the same period in 2015. The decrease in noninterest income for the year ended December 31, 2016 was primarily due to lower net gains on sales of available-for-sale investment securities.

Noninterest expense for this segment increased $30.5 million or 17% to $207.3 million for the year ended December 31, 2016, compared to $176.8 million for the same period in 2015. This increase was primarily due to higher amortization of tax credit and other investments and compensation and employee benefits, partially offset by repurchase agreements’ extinguishment costs incurred in 2015 and lower consulting expense.

Comparing the years ended December 31, 2015 and 2014, the Other segment reported pretax loss of $15.5 million for 2015, compared to pretax loss of $27.7 million for 2014. The decrease in losses was due to lower net interest loss and higher noninterest income, partially offset by an increase in noninterest expense. Net interest loss for this segment decreased $5.4 million or 31%, to $12.2 million for the year ended December 31, 2015, compared to $17.6 million for the same period in 2014. Noninterest income for this segment increased $27.6 million or 73%, to $65.3 million for the year ended December 31, 2015, compared to $37.7 million for the same period in 2014. The increase was primarily due to higher net gains on sales of available-for-sale investment securities. Noninterest expense for this segment increased $31.0 million or 21%, to $176.8 million for the year ended December 31, 2015, compared to $145.8 million for the same period in 2014. The increase was primarily due to the extinguishment costs related to repurchase agreements incurred in 2015, and increases in compensation and employee benefits and consulting expense in the same period, partially offset by reductions in amortization of tax credit and other investments and other one-time merger and integration expense related to the MetroCorp acquisition in 2014.

Balance Sheet Analysis

Total assets increased $2.44 billion or 8% to $34.79 billion as of December 31, 2016, compared to $32.35 billion as of December 31, 2015. The increase in total assets was primarily attributable to the increases of $1.86 billion or 8% in net loans held-for-investment, $517.6 million or 38% in cash and cash equivalents, $400.0 million or 25% in resale agreements and $144.0 million in the held-to-maturity investment security, partially offset by a decrease of $437.4 million or 12% in available-for-sale investment securities.

The $1.86 billion increase in net loans held-for-investment was primarily driven by growth in the loan portfolio, mainly from increases of $649.0 million in C&I loans, $590.8 million in CRE loans, $501.4 million in residential loans and $118.2 million in consumer loans. The $517.6 million increase in cash and cash equivalents was largely due to cash inflow versus outflows from fundings, payments and cash requirements related to normal operating activities. The $400.0 million increase in resale agreements was due to $1.55 billion of purchases of resale agreements, partially offset by $1.50 billion of paydowns and maturities of resale agreements during the year ended December 31, 2016. The increase was also due to a $350.0 million decrease in resale and repurchase agreements that were eligible for netting as of December 31, 2016 compared to December 31, 2015. The $144.0 million increase in held-to-maturity investment security was the result of a securitization of multifamily real estate loans entered into by the Company during the first quarter of 2016. The $437.4 million decrease in available-for-sale investment securities was largely due to decreases of $494.0 million in U.S. government agency and U.S. government sponsored enterprise debt securities and $278.0 million in U.S. Treasury securities, partially offset by increases of $294.1 million in foreign bonds and $176.5 million in U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities.

Total liabilities increased $2.13 billion or 7% to $31.36 billion as of December 31, 2016, compared to $29.23 billion as of December 31, 2015. The increase in total liabilities funded the asset growth. This net increase was primarily attributable to the increases of $2.42 billion or 9% in customer deposits and $350.0 million in repurchase agreements, partially offset by a decrease of $697.8 million or 68% in FHLB advances.

Total customer deposits grew to $29.89 billion as of December 31, 2016, largely due to increases in noninterest-bearing demand deposits of $1.53 billion, money market deposits of $1.24 billion, and savings and interest-bearing checking accounts of $647.6 million. Such increases in customer deposits were partially offset by a decrease in time deposits of $1.00 billion as a result of reductions in public deposits. The $350.0 million increase in repurchase agreements was due to a $350.0 million decrease in resale and repurchase agreements that were eligible for netting as of December 31, 2016 compared to December 31, 2015 as discussed in the preceding paragraph. The $697.8 million decrease in FHLB advances was primarily due to the repayment of $700.0 million of short-term FHLB advances which matured in the first quarter of 2016.

Total stockholders’ equity increased $304.8 million or 10% to $3.43 billion as of December 31, 2016, compared to $3.12 billion as of December 31, 2015. This increase was primarily due to changes in net income after common stock dividends paid.

The following discussion provides additional information about the major components of the Consolidated Balance Sheet.

Investment Securities

Income from investment securities provides a significant portion of the Company’s total income, primarily from available-for-sale investment securities. The Company aims to maintain an investment portfolio, which consists of high quality and liquid securities with relatively short durations to minimize overall interest rate and liquidity risk. The Company’s available-for-sale investment securities provide:

•	interest income for earnings and yield enhancement;

•	availability for funding needs arising during the normal course of business;

•
the ability to execute interest rate risk management strategies due to changes in economic or market conditions which influence loan origination demand, prepayment speeds, or deposit balances and mix; and

•	collateral to support pledging agreements as required and/or to enhance the Company’s borrowing capacity.

Held-to-maturity security

During the first quarter of 2016, the Company securitized $201.7 million of multifamily loans and retained $160.1 million of the senior tranche of the resulting securities from the securitization as held-to-maturity, which is carried at amortized cost. The held-to-maturity security is a non-agency commercial mortgage-backed security maturing on April 25, 2046. Management intends to, and the Company has the ability to, hold the security to maturity.

Available-for-sale investment securities

The Company’s available-for-sale investment securities portfolio consists primarily of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise debt securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, municipal securities, corporate debt securities and foreign bonds. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in Accumulated other comprehensive loss, net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheets.

The following table provides a breakout of the amortized cost and fair value of available-for-sale investment securities by major categories as of the dates indicated:

	December 31,
($ in thousands)	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$730,287	$720,479	$1,002,874	$998,515	$873,101	$873,435
U.S. government agency and U.S. government sponsored enterprise debt securities	277,891	274,866	771,288	768,849	311,927	311,024
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	1,539,044	1,525,546	1,350,673	1,349,058	926,369	932,508
Municipal securities	148,302	147,654	173,785	175,649	245,408	250,448
Non-agency residential mortgage-backed securities	11,592	11,477	62,133	62,393	52,694	53,918
Non-agency commercial mortgage-backed securities	—	—	—	—	34,000	34,053
Corporate debt securities	232,381	231,550	292,341	289,074	99,117	95,056
Foreign bonds	405,443	383,894	90,586	89,795	39,510	39,318
Other securities	40,501	40,329	40,149	39,893	37,181	36,857
Total available-for-sale investment securities	$3,385,441	$3,335,795	$3,783,829	$3,773,226	$2,619,307	$2,626,617

Total fair value of available-for-sale investment securities decreased by $437.4 million or 12% to $3.34 billion as of December 31, 2016, compared with $3.77 billion as of December 31, 2015. The primary drivers of this decrease were:

•	$278.0 million decrease in U.S. Treasury securities primarily due to $820.9 million of sales and $110.0 million of maturities, partially offset by $661.8 million of purchases;

•
$494.0 million decrease in U.S. government agency and U.S. government sponsored enterprise debt securities primarily due to $618.9 million of securities called and $57.0 million of maturities, partially offset by $190.3 million of purchases; and

•	$294.1 million increase in foreign bonds primarily due to purchases of multilateral development bank bonds of $374.9 million. These purchases were partially offset by calls of $50.0 million.

The Company recorded net gains totaling $10.4 million, $40.4 million, and $10.9 million on sales of available-for-sale investment securities for the years ended December 31, 2016, 2015, and 2014, respectively. The available-for-sale investment portfolio had net unrealized losses of $49.6 million and $10.6 million as of December 31, 2016 and 2015, respectively. The changes in the net unrealized amount were primarily attributed to an increase in interest rates. As of December 31, 2016 and 2015, available-for-sale investment securities with a fair value of $767.4 million and $873.0 million, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, and for other purposes required or permitted by law.

Securities in an unrealized loss position are analyzed periodically for other-than-temporary impairment (“OTTI”). No OTTI was recognized for the years ended December 31, 2016, 2015 and 2014. For complete discussion and disclosure, see Note 1 — Summary of Significant Accounting Policies, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 5 — Investment Securities to the Consolidated Financial Statements.

The following table presents the weighted average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s investment securities as of the periods indicated. Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay the obligations. In addition, such factors as prepayments and interest rate changes may affect the yields on the carrying values of mortgage-backed securities.

	December 31,
($ in thousands)	2016			2015
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
Available-for-sale investment securities:
U.S. Treasury securities:
Maturing in one year or less	$100,707	$100,653	0.65%	$110,513	$110,439	0.50%
Maturing after one year through five years	376,580	371,917	1.27%	790,117	785,929	1.17%
Maturing after five years through ten years	253,000	247,909	1.59%	102,244	102,147	1.78%
Total	730,287	720,479	1.29%	1,002,874	998,515	1.16%
U.S. government agency and U.S. government sponsored enterprise debt securities:
Maturing in one year or less	118,966	118,982	0.94%	538,737	537,393	1.03%
Maturing after one year through five years	52,622	52,630	1.38%	143,448	143,057	1.02%
Maturing after five years through ten years	81,829	78,977	2.07%	89,103	88,399	1.91%
Maturing after ten years	24,474	24,277	2.50%	—	—	—%
Total	277,891	274,866	1.49%	771,288	768,849	1.13%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Maturing after one year through five years	47,278	46,950	1.74%	45,635	45,379	1.09%
Maturing after five years through ten years	79,379	78,903	3.11%	257,707	256,086	2.10%
Maturing after ten years	1,412,387	1,399,693	2.34%	1,047,331	1,047,593	1.74%
Total	1,539,044	1,525,546	2.36%	1,350,673	1,349,058	1.78%
Municipal securities (2):
Maturing in one year or less	6,404	6,317	2.56%	—	—	—%
Maturing after one year through five years	127,178	127,080	2.31%	140,602	142,781	2.32%
Maturing after five years through ten years	9,785	9,515	2.50%	25,515	25,252	2.48%
Maturing after ten years	4,935	4,742	3.95%	7,668	7,616	3.94%
Total	148,302	147,654	2.40%	173,785	175,649	2.42%
Non-agency residential mortgage-backed securities:
Maturing after ten years	11,592	11,477	2.52%	62,133	62,393	3.20%
Corporate debt securities:
Maturing in one year or less	12,671	11,347	1.80%	12,741	10,822	1.29%
Maturing after five years through ten years	40,479	40,500	2.40%	79,890	79,096	1.68%
Maturing after ten years	179,231	179,703	2.26%	199,710	199,156	1.89%
Total	232,381	231,550	2.26%	292,341	289,074	1.81%
Foreign bonds:
Maturing in one year or less	304,427	287,695	2.09%	54,515	54,189	1.04%
Maturing after one year through five years	101,016	96,199	2.11%	36,071	35,606	2.22%
Total	405,443	383,894	2.09%	90,586	89,795	1.51%
Other securities:
Maturing in one year or less	40,501	40,329	2.72%	40,149	39,893	2.71%

Maturing in one year or less	583,676	565,323		756,655	752,736
Maturing after one year through five years	704,674	694,776		1,155,873	1,152,752
Maturing after five years through ten years	464,472	455,804		554,459	550,980
Maturing after ten years	1,632,619	1,619,892		1,316,842	1,316,758
Total available-for-sale investment securities	$3,385,441	$3,335,795		$3,783,829	$3,773,226

Held-to-maturity investment security:
Non-agency commercial mortgage-backed security:
Maturing after ten years	$143,971	$144,593	3.91%	$—	$—	—%

(1)	Weighted average yields are computed based on amortized cost balances.

(2)	Yields on tax exempt securities are not presented on a tax-equivalent basis.

Total Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include CRE, C&I, residential and consumer. Net loans, including loans held-for-sale, increased $1.85 billion or 8% from $23.41 billion as of December 31, 2015 to $25.27 billion as of December 31, 2016. The increase was largely attributable to increases of $649.0 million or 7% in C&I loans, $590.8 million or 7% in CRE loans, $501.4 million or 11% in residential loans and $118.2 million or 6% in consumer loans.

The following table presents the composition of the Company’s total loan portfolio by segment as of the dates indicated:

($ in thousands)	December 31,
	2016		2015		2014		2013		2012
	Amount (1)%		Amount (1)%		Amount (1)%		Amount (1)%		Amount (1)%
CRE:
Income producing	$8,016,109	31%	$7,471,812	32%	$6,253,195	29%	$5,265,861	30%	$4,742,418	33%
Construction	551,560	2%	434,623	2%	332,135	1%	225,098	1%	394,517	2%
Land	123,194	1%	193,637	1%	231,061	1%	182,937	1%	180,094	1%
Total CRE	8,690,863	34%	8,100,072	35%	6,816,391	31%	5,673,896	32%	5,317,029	36%
C&I:
Commercial business	8,959,633	35%	8,201,764	35%	7,180,848	33%	4,884,737	27%	3,924,096	26%
Trade finance	680,930	3%	789,771	3%	895,602	4%	875,911	5%	843,683	6%
Total C&I	9,640,563	38%	8,991,535	38%	8,076,450	37%	5,760,648	32%	4,767,779	32%
Residential:
Single-family	3,509,779	14%	3,069,969	13%	3,872,141	18%	3,474,701	19%	2,522,889	17%
Multifamily	1,585,939	6%	1,524,367	6%	1,451,918	7%	1,369,051	8%	1,484,253	10%
Total residential	5,095,718	20%	4,594,336	19%	5,324,059	25%	4,843,752	27%	4,007,142	27%
Consumer:
Student loans	—	—%	—	—%	—	—%	637,241	4%	442,963	3%
Other consumer	2,075,995	8%	1,957,805	8%	1,513,049	7%	934,751	5%	345,407	2%
Total consumer	2,075,995	8%	1,957,805	8%	1,513,049	7%	1,571,992	9%	788,370	5%
Total loans held-for-investment (2)	$25,503,139	100%	$23,643,748	100%	$21,729,949	100%	$17,850,288	100%	$14,880,320	100%
Allowance for loan losses	(260,520)		(264,959)		(261,679)		(249,675)		(234,535)
Loans held-for-sale	23,076		31,958		45,950		204,970		174,317
Total loans, net	$25,265,695		$23,410,747		$21,514,220		$17,805,583		$14,820,102

(1)
Includes $1.2 million, $(16.0) million, $2.8 million, $(23.7) million and $(19.3) million as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively, of unearned fees, net deferred loan fees, and unamortized premiums and unaccreted discounts.

(2)	Loans net of ASC 310-30 discount.

Although the loan portfolio grew 8% in 2016, the loan type composition remained relatively unchanged from December 31, 2015. The Company’s largest credit risks are concentrated in the commercial lending portfolios, comprised of C&I and CRE loans. The commercial lending portfolios comprised 72% and 73% of the total loan portfolio as of December 31, 2016 and 2015, respectively, and are discussed further below.

C&I Loans. C&I loans of $9.64 billion and $9.0 billion as of December 31, 2016 and 2015, respectively, which includes commercial business and trade finance loans, accounted for 38% of the total loan portfolio in both years, and comprises the largest sector in the lending portfolio. Over the last few years, the Company has experienced higher growth in its specialized lending verticals in industries such as entertainment, private equity, technology, health care and energy. As of December 31, 2016 and 2015, specialized lending verticals comprised approximately 37% and 31% of total C&I loans, respectively.

Although the C&I industry sectors in which the Company provides financing are diversified, the Company had higher concentrations in the industry sectors of wholesale trade (which includes $680.9 million and $789.8 million of trade finance loans as of December 31, 2016 and 2015, respectively), manufacturing, real estate and leasing, entertainment, and private equity. The Company’s exposures within wholesale trade are largely to U.S. domiciled companies, which import goods from Greater China for U.S. consumer consumption, many of which are based in California. The private equity loans are largely capital call lines of credit. The Company also has a syndicated loan portfolio within the C&I loan portfolio, which totaled $755.9 million and $462.1 million as of December 31, 2016 and 2015, respectively. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classifications, setting limits for specialized lending verticals and setting diversification targets.

CRE Loans. CRE loans include income producing real estate, construction and land loans where interest rates may be fixed, variable, or hybrid. The Company focuses on providing financing to experienced real estate investors and developers who are long-time customers and have moderate levels of leverage. Loans are generally underwritten with high standards for cash flow, debt service coverage ratios, and loan-to-value ratios. Due to the nature of the Company’s geographical footprint and market presence, the Company has CRE loan concentrations in California, which comprised 74% and 75% of the CRE loan portfolio as of December 31, 2016 and 2015, respectively, where changes in the California economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. Approximately 19% and 20% of the CRE loans as of December 31, 2016 and 2015, respectively, are owner occupied properties, while the remaining 81% and 80% are non-owner occupied (where 50% or more of the debt service for the loan is provided by rental income) as of December 31, 2016 and 2015, respectively. Within the income producing CRE category, the Company had higher concentrations in retail and strip centers, industrial and office buildings as of December 31, 2016 and 2015.

The Company had $551.6 million of construction loans and $526.4 million of unfunded commitments as of December 31, 2016, compared to $434.6 million of construction loans and $527.4 million of unfunded commitments as of December 31, 2015. The composition of the construction portfolio as of December 31, 2016 and 2015 was largely in the financing of the construction of hotels, mixed use (residential and retail), multifamily and residential condominiums.

Residential Loans. Residential loans are comprised of single-family and multifamily loans. The Company offers first lien mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Company offers a variety of first lien mortgage loan programs, including fixed rate conforming loans and adjustable rate mortgage (“ARM”) loans with initial fixed periods of one to five years, which adjust annually thereafter. The Company’s multifamily loan portfolio is largely comprised of loans secured by smaller multifamily properties ranging from five to 15 units, in its primary lending areas. Approximately 73% and 79% of the Company’s residential loans are concentrated in California as of December 31, 2016 and 2015. Many of the single-family residential loans within the Company’s portfolio are reduced documentation loans where a substantial down payment is required, resulting in a low loan to value ratio, typically 60% or less. These loans have historically experienced low delinquency and default rates.

Consumer Loans. Consumer loans are comprised of home equity lines of credit (“HELOCs”), auto loans, and insurance premium financing loans. As of December 31, 2016 and 2015, the Company’s HELOCs are the largest component of the consumer loan portfolio, and are secured by one-to-four unit residential properties located in its primary lending areas. The HELOCs loan portfolio is largely comprised of loans originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan to value ratio, typically 60% or less. The Company is in a first lien position for many of these reduced documentation HELOCs. These loans have historically experienced low delinquency and default rates.

The Company’s total loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as non-purchased credit impaired (“non-PCI”) loans. Acquired loans for which there was, at the acquisition date, evidence of credit deterioration are referred to as PCI loans. PCI loans are recorded net of ASC 310-30 discount and totaled $642.4 million and $970.8 million, respectively, as of December 31, 2016 and 2015. For additional details regarding PCI loans, see Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

The Company’s overseas offices include the branch in Hong Kong and the subsidiary bank in China. As of December 31, 2016, 2015 and 2014, loans held in the Hong Kong branch totaled $733.3 million, $694.6 million and $423.4 million, respectively. As of December 31, 2016, 2015 and 2014, loans held in the subsidiary bank in China totaled $425.3 million, $356.5 million and $271.8 million, respectively. These overseas loans are largely comprised of C&I loans to cross-border or trade finance companies. In total, these loans represent approximately 3%, 3% and 2% of total consolidated assets as of December 31, 2016, 2015 and 2014, respectively. These loans are included in the total loan portfolio table.

When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic review under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from the loans held-for-investment portfolio to the loans held-for-sale portfolio at the lower of cost or fair value. Transfers of loans held-for-investment to loans held-for-sale were $814.2 million for the year ended December 31, 2016. These loan transfers were comprised of C&I, multifamily residential and CRE loans. In comparison, $1.69 billion and $837.4 million of loans held-for-investment were transferred to loans held-for-sale during the years ended December 31, 2015 and 2014, respectively. These loan transfers were comprised primarily of single-family residential and C&I loans for the year ended December 31, 2015, and consumer and C&I loans for the year ended December 31, 2014. The Company recorded $1.9 million, $5.1 million and $5.2 million, respectively, in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held-for-sale for the years ended December 31, 2016, 2015 and 2014.

During the year ended December 31, 2016, the Company sold or securitized $571.3 million in originated loans, which were primarily comprised of $262.9 million of multifamily loans, $175.1 million of C&I loans and $115.2 million of CRE loans, resulting in net gains of $11.5 million. During the same period, the Company also recorded $1.1 million in net gains and $641 thousand in mortgage servicing rights, and retained $160.1 million of the senior tranche of the resulting securities from the securitization of $201.7 million of multifamily residential loans. In comparison, during the year ended December 31, 2015, the Company sold $1.04 billion in originated loans, which were primarily comprised of $907.4 million of single-family residential loans and $127.7 million of C&I loans, resulting in net gains of $26.1 million. During the year ended December 31, 2014, the Company sold $68.1 million in originated loans, which were primarily comprised of $67.0 million of C&I loans, resulting in net gains of $7.2 million. Excluding the impact of the $571.3 million in originated loans sold and securitized, organic loan growth during the year ended December 31, 2016 was $2.43 billion or 10%.

From time to time, the Company purchases and sells loans in the secondary market. The Company purchased approximately $1.14 billion, $282.4 million and $865.2 million of loans during the years ended December 31, 2016, 2015 and 2014, respectively. The increase in the loans purchased in 2016, compared to 2015, was primarily due to the purchase of single-family residential loans that were made to low-to-moderate income borrowers. Other loan purchases were largely made within the Company’s syndicated loan portfolio, which is discussed above. Certain purchased loans were transferred from loans held-for-investment to loans held-for-sale and a write-down to allowance for loan losses was recorded, where appropriate. During the year ended December 31, 2016, the Company sold $259.1 million of loans in the secondary market at net gains of $188 thousand. In comparison, the Company sold $661.9 million and $1.02 billion, respectively, of loans in the secondary market during the years ended December 31, 2015 and 2014, resulting in net gains of $1.7 million and $31.9 million, respectively, during the same periods.

For the years ended December 31, 2016 and 2015, the Company recorded valuation adjustments of $5.6 million and $3.0 million, respectively, in Net gains on sales of loans on the Consolidated Statements of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value. No such valuation adjustment was recorded for the year ended December 31, 2014.

The following table shows the contractual loan maturities by loan segments:

($ in thousands)	Within One Year	After One But Within Five Years	More Than Five Years	Total
CRE	$1,031,625	$3,084,306	$4,574,932	$8,690,863
C&I	3,402,510	4,569,628	1,668,425	9,640,563
Residential	73,965	307,548	4,714,205	5,095,718
Consumer	56,341	203,963	1,815,691	2,075,995
Total loans (1)	$4,564,441	$8,165,445	$12,773,253	$25,503,139

Distribution of loans to changes in interest rates:
Fixed rate loans	$541,958	$592,646	$1,149,020	$2,283,624
Variable rate loans	3,957,753	7,374,838	8,059,541	19,392,132
Hybrid adjustable-rate loans	64,730	197,961	3,564,692	3,827,383
Total loans (1)	$4,564,441	$8,165,445	$12,773,253	$25,503,139

(1)	Loans net of ASC 310-30 discount.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans and OREO, net. Loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. The following table presents information regarding non-PCI nonperforming assets and performing troubled debt restructurings (“TDRs”) as of the dates indicated:

($ in thousands)	December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans	$122,817	$121,698	$100,262	$129,315	$135,490
OREO, net	6,745	7,034	32,111	40,273	59,719
Total nonperforming assets	$129,562	$128,732	$132,373	$169,588	$195,209
Performing TDRs	$83,238	$43,743	$68,338	$71,826	$94,580
Non-PCI nonperforming assets to total assets	0.37%	0.40%	0.46%	0.69%	0.87%
Non-PCI nonaccrual loans to loans held-for-investment	0.48%	0.51%	0.46%	0.72%	0.91%
Allowance for loan losses to non-PCI nonaccrual loans	212.12%	217.72%	261.00%	193.08%	173.10%

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrower’s financial condition and loan repayment capabilities. Nonaccrual loans increased slightly to $122.8 million as of December 31, 2016 from $121.7 million as of December 31, 2015. Nonaccrual loans increased by $21.4 million or 21% from $100.3 million as of December 31, 2014 to $121.7 million as of December 31, 2015, mainly due to three TDR commercial loans and one commercial loan where payments are current but was placed on nonaccrual status during 2015 due to future cash flow concerns. This increase was partially offset by payoffs and principal paydowns in 2015.

As of December 31, 2016, $78.8 million or 64% of the $122.8 million non-PCI nonaccrual loans consisted of loans which were less than 90 days past due. In comparison, approximately $69.3 million or 57% of the $121.7 million non-PCI nonaccrual loans consisted of loans which were less than 90 days past due as of December 31, 2015. For additional details regarding the Company’s non-PCI nonaccrual loans policy, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

The following table presents the performing and nonperforming TDRs by loan segments as of December 31, 2016 and 2015:

($ in thousands)	December 31,
	2016		2015
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
CRE	$20,145	$14,446	$11,530	$8,333
C&I	44,363	23,771	17,205	34,240
Residential	17,178	717	13,766	10,522
Consumer	1,552	49	1,242	—
Total TDRs	$83,238	$38,983	$43,743	$53,095

Performing TDRs increased $39.5 million or 90% to $83.2 million as of December 31, 2016, primarily due to one CRE loan and three C&I loans becoming TDRs in 2016. Nonperforming TDRs decreased $14.1 million or 27% to $39.0 million as of December 31, 2016, primarily due to the charge-offs of two C&I loans and payoff of one residential loan.

The Company’s impaired loans include predominantly non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified as a TDR, on either accrual or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information regarding the Company’s TDRs and impaired loan policies. As of December 31, 2016, the allowance for loan losses included $12.7 million for impaired loans with a total recorded balance of $84.1 million. In comparison, the allowance for loan losses included $20.4 million for impaired loans with a total recorded balance of $86.2 million as of December 31, 2015.

The following table presents the recorded investment balances for non-PCI impaired loans as of December 31, 2016 and 2015:

($ in thousands)	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
CRE:
Income producing	$46,508	23%	$40,216	24%
Construction	—	—%	14	—%
Land	5,870	3%	1,345	1%
Total CRE impaired loans	52,378	26%	41,575	25%
C&I:
Commercial business	120,453	58%	71,399	43%
Trade finance	5,166	2%	10,689	7%
Total C&I impaired loans	125,619	60%	82,088	50%
Residential:
Single-family	14,335	7%	15,042	9%
Multifamily	10,041	5%	23,751	15%
Total residential impaired loans	24,376	12%	38,793	24%
Consumer	3,682	2%	1,242	1%
Total impaired loans	$206,055	100%	$163,698	100%

Allowance for Credit Losses

Allowance for credit losses consists of allowance for loan losses and allowance for unfunded credit reserves. Unfunded credit reserves include reserves provided for unfunded lending commitments, issued commercial letters of credit and standby letters of credit (“SBLCs”) and recourse obligations for loans sold. The allowance for credit losses is increased by the provision for credit losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Net adjustments to the allowance for unfunded credit reserves are included in Provision for credit losses on the Consolidated Statements of Income.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent loss in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of December 31, 2016, future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions. For additional details on the Company’s allowance for credit losses, including the methodologies used, see Item 7. MD&A — Critical Accounting Policies and Estimates, Note 1 — Summary of Significant Accounting Policies and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

The following table presents a summary of activities in the allowance for credit losses for the periods indicated:

($ in thousands)	Year Ended December 31,
	2016	2015	2014	2013	2012
Allowance for loan losses, beginning of period	$264,959	$261,679	$249,675	$234,535	$216,523
Provision for loan losses	31,718	6,569	47,583	20,207	66,747
Gross charge-offs:
CRE	(581)	(1,545)	(3,660)	(3,737)	(28,595)
C&I	(47,739)	(20,423)	(39,984)	(8,461)	(26,792)
Residential	(166)	(1,686)	(1,103)	(3,197)	(7,700)
Consumer	(22)	(600)	(5,871)	(2,385)	(1,825)
Total gross charge-offs	(48,508)	(24,254)	(50,618)	(17,780)	(64,912)
Gross recoveries:
CRE	1,691	7,135	1,982	4,793	9,482
C&I	8,453	8,782	10,198	4,392	4,970
Residential	1,877	4,621	2,410	2,004	1,614
Consumer	330	427	449	1,524	111
Total gross recoveries	12,351	20,965	15,039	12,713	16,177
Net charge-offs	(36,157)	(3,289)	(35,579)	(5,067)	(48,735)
Allowance for loan losses, end of period	260,520	264,959	261,679	249,675	234,535

Allowance for unfunded credit reserves, beginning of period	20,360	12,712	11,282	9,437	11,000
(Reversal of) provision for unfunded credit reserves	(4,239)	7,648	1,575	2,157	(1,563)
Recoveries	—	—	(145)	(312)	—
Allowance for unfunded credit reserves, end of period	$16,121	$20,360	$12,712	$11,282	$9,437
Allowance for credit losses	$276,641	$285,319	$274,391	$260,957	$243,972

Average loans held-for-investment	$24,223,535	$22,140,443	$20,093,921	$16,030,030	$14,260,797
Loans held-for-investment	$25,503,139	$23,643,748	$21,729,949	$17,850,288	$14,880,320
Net charge-offs to average loans held-for-investment	0.15%	0.01%	0.18%	0.03%	0.34%
Allowance for loan losses to loans held-for-investment	1.02%	1.12%	1.20%	1.40%	1.58%
Allowance for credit losses to loans held-for-investment	1.08%	1.21%	1.26%	1.46%	1.64%

The generally increasing trend in the allowance for loan losses over the five years, presented above, was largely due to the overall growth in the loan portfolio. Along with the growth in loans, the credit quality of loans has improved over the years, with the allowance for loan losses to loans held-for-investment ratio showing a decreasing trend. Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The fluctuation in the provision for credit losses is highly dependent on the historical loss rates trend along with the net charge-offs experienced during the period. The increase in provision for loan losses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was reflective of the higher charge-offs and the overall loan portfolio growth. In contrast, the decrease in provision for loan losses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to an overall improvement in the historical loss rates, partially offset by the growth in the loan portfolio. The increase in net charge-offs for the year ended December 31, 2016 compared to the years ended December 31, 2015 and 2014 was primarily attributable to four larger C&I loans totaling $29.4 million in unrelated industries that had been placed on nonaccrual status before the charge-off.

 The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans as of the dates indicated:

($ in thousands)	December 31,
	2016		2015		2014		2013		2012
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
CRE	$72,916	34%	$81,538	35%	$72,977	31%	$72,111	32%	$72,385	36%
C&I	142,167	38%	134,606	38%	134,598	37%	115,496	32%	107,719	32%
Residential	37,338	20%	39,295	19%	43,856	25%	50,716	27%	49,436	27%
Consumer	8,099	8%	9,520	8%	10,248	7%	11,352	9%	4,995	5%
Total	$260,520	100%	$264,959	100%	$261,679	100%	$249,675	100%	$234,535	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of December 31, 2016, the Company established an allowance of $118 thousand on $642.4 million of PCI loans. In comparison, an allowance of $359 thousand was established on $970.8 million of PCI loans as of December 31, 2015. The allowance balances for both periods were attributed mainly to the PCI CRE loans.

Deposits

Deposits are the primary source of funding of the Company. The Company offers a wide variety of deposit products to both consumer and commercial customers. As of December 31, 2016, total deposits increased by $2.42 billion or 9% to $29.89 billion, compared to $27.48 billion as of December 31, 2015. This increase was mainly attributable to robust growth in core deposits. Core deposits totaled $24.28 billion as of December 31, 2016, an increase of $3.42 billion or 16% from $20.86 billion as of December 31, 2015. Core deposits grew largely due to increases of $1.53 billion or 18% in noninterest-bearing demand deposits, $1.24 billion or 18% in money market accounts, and $647.6 million or 12% in interest-bearing checking and savings deposits. As of December 31, 2016 and 2015, core deposits comprised 81% and 76% of the total deposits, respectively, reflecting the continued investments in deposit products and capabilities as well as the strengthening of the Company’s deposit mix.

The increase in core deposits was offset by a decrease in time deposits of $1.00 billion or 15% from $6.62 billion as of December 31, 2015 to $5.62 billion as of December 31, 2016, largely due to a decrease in public time deposits.

Domestic time deposits of $100,000 or more totaled $3.77 billion, representing 13% of the total deposit portfolio as of December 31, 2016. These accounts had a weighted average interest rate of 0.70% as of December 31, 2016. The following table presents the maturity distribution of domestic time deposits of $100,000 or more:

($ in thousands)	December 31, 2016
3 months or less	$1,240,380
Over 3 months through 6 months	695,096
Over 6 months through 12 months	1,104,441
Over 12 months	725,634
Total	$3,765,551

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, long-term FHLB advances and repurchase agreements.

During the year ended December 31, 2016, the Company’s subsidiary, East West Bank (China) Limited, entered into short-term borrowings totaling $60.1 million with interest rates ranging from 2.80% to 3.27%, maturing in 2017.

Selected information for short-term borrowings is as follows:

($ in thousands)	2016	2015	2014
Year-end balance	$60,050	$—	$—
Weighted average rate on outstandings at year-end	3.01%	—%	—%
Highest month-end balance	$60,050	$23,269	$—
Average amount outstanding	$25,560	$4,776	$—
Weighted average rate	2.84%	2.37%	—%

FHLB advances decreased by $697.8 million to $321.6 million as of December 31, 2016 from $1.02 billion as of December 31, 2015. The decrease was primarily due to the repayment of short-term FHLB advances of $700.0 million which matured in February 2016. As of December 31, 2016, FHLB advances had floating interest rates ranging from 0.92% to 1.27% with remaining maturities between 2.12 to 5.86 years.

Gross repurchase agreements totaled $450.0 million as of both December 31, 2016 and 2015. Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. Net repurchase agreements totaled $350.0 million as of December 31, 2016, resulting from $100.0 million of gross repurchase agreements that were eligible for netting against resale agreements. In comparison, all $450.0 million of gross repurchase agreements were eligible for netting against resale agreements, resulting in no net repurchase agreements reported as of December 31, 2015. As of December 31, 2016, gross repurchase agreements outstanding had interest rates ranging from 3.11% to 3.18% and original terms ranging between 10.0 and 16.5 years. The remaining maturity terms of the repurchase agreements range between 5.8 and 6.7 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for these agreements are primarily comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. To ensure that the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funding from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 4 — Securities Purchased Under Resale Agreements and Sold Under Repurchase Agreements to the Consolidated Financial Statements.

Long-Term Debt

The Company uses long-term debt to provide funding to acquire earning assets and enhance liquidity. Long-term debt, which consists of junior subordinated debt and a term loan, decreased $19.8 million or 10% from $206.1 million as of December 31, 2015 to $186.3 million as of December 31, 2016.  The decrease was primarily due to the quarterly repayment on the term loan, totaling $20.0 million during the year ended December 31, 2016.

The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six wholly-owned subsidiaries in conjunction with these transactions. The junior subordinated debt totaled $146.3 million and $146.1 million as of December 31, 2016 and 2015, respectively. The junior subordinated debt had a weighted average interest rate of 2.28% and 1.89% for the years ended December 31, 2016 and 2015, respectively, and remaining maturity terms of 18 years to 21 years as of December 31, 2016. Beginning in 2016, trust preferred securities no longer qualify as Tier I capital and are limited to Tier II capital for regulatory purposes, based on Basel III Capital Rules. For further discussion, see Item 1. Business — Supervision and Regulation — Capital Requirements.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month LIBOR plus 150 basis points and the weighted average interest rate was 2.24% and 1.83% for the years ended December 31, 2016 and 2015, respectively. The outstanding balance of the term loan was $40.0 million and $60.0 million as of December 31, 2016 and 2015, respectively. For additional details, see Note 11 — FHLB Advances and Long-Term Debt to the Consolidated Financial Statements.

Related Party Transactions

In the ordinary course of business, the Company may enter into transactions with various related parties. Related party transactions were not material for the years ended December 31, 2016 and 2015.

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

The Company’s stockholders’ equity increased $304.8 million or 10% to $3.43 billion as of December 31, 2016, compared to $3.12 billion as of December 31, 2015. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings increased $315.1 million or 17% to $2.19 billion as of December 31, 2016, compared to $1.87 billion as of December 31, 2015. The increase was primarily due to net income of $431.7 million, reduced by $116.6 million of common stock dividends declared during the year ended December 31, 2016. In addition, common stock and additional paid-in capital increased $26.1 million or 2% primarily due to the activity in employee stock compensation plans. For other factors that contributed to the change in stockholders’ equity, refer to the Consolidated Statements of Changes in Stockholders’ Equity.

Book value was $23.78 per common share based on 144.2 million common shares outstanding at December 31, 2016, compared to $21.70 per common share based on 143.9 million common shares outstanding at December 31, 2015. The Company made a quarterly dividend payment of $0.20 per common share during the years ended December 31, 2016 and 2015.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines that are designed to reflect the degree of risk associated with a banking organization’s operations and transactions. The guidelines cover transactions that are reported on the balance sheet as well as those recorded as off-balance sheet items. In 2013, the Federal Reserve Board, FDIC, and Office of the Comptroller of the Currency issued the final Basel III Capital Rules establishing a new comprehensive capital framework for strengthening international capital standards as well as implementing certain provisions of the Dodd-Frank Act. See Item 1. Business — Supervision and Regulation — Capital Requirements for additional details. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain components).

The Basel III Capital Rules require that banking organizations maintain a minimum CET1 ratio of 4.5%, a Tier I capital ratio of 6.0%, and a total capital ratio of 8.0%. Moreover, the rules that require banking organizations to maintain a capital conservation buffer of 2.5% above the capital minimums, are being phased-in over four years beginning in 2016. When fully phased-in in 2019, the banking organizations will be required to maintain a CET1 capital ratio of at least 7.0%, a Tier I capital ratio of at least 8.5%, and a total capital ratio of at least 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s stockholders, customers and regulators that the Company and the Bank are financially sound. As of December 31, 2016 and 2015, both the Company and the Bank were considered “well capitalized,” and met all capital requirements on a fully phased-in basis under the Basel III Capital Rules. The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2016 and 2015 under the Basel III Capital Rules and those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

	Basel III Capital Rules
	December 31, 2016		December 31, 2015		Minimum Regulatory Requirements	Well Capitalized Requirements	Fully Phased- in Minimum Regulatory Requirements
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital	10.9%	11.3%	10.5%	11.0%	4.5%	6.5%	7.0%
Tier I risk-based capital	10.9%	11.3%	10.7%	11.0%	6.0%	8.0%	8.5%
Total risk-based capital	12.4%	12.3%	12.2%	12.1%	8.0%	10.0%	10.5%
Tier I leverage capital	8.7%	9.1%	8.5%	8.8%	4.0%	5.0%	4.0%

The growth on the Company’s Consolidated Balance Sheets contributed to the $2.13 billion or 8% increase in risk weighted-assets from $25.23 billion as of December 31, 2015 to $27.36 billion as of December 31, 2016. As of December 31, 2016, the Company’s CET1 risk-based capital, Tier I risk-based capital, total risk-based capital ratios and Tier I leverage capital ratios were 10.9%, 10.9%, 12.4% and 8.7%, respectively, well above the well-capitalized requirements of 6.5%, 8.0%, 10.0% and 5.0%, respectively.

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

•
within 30 days following completion of the customer account remediation required by the Written Agreement, engage an independent consultant to conduct a review of, and prepare a report detailing findings relating to, account and transaction activity associated with any high risk customer accounts during a six-month period in 2014 to determine whether suspicious activity involving high risk customer accounts or transactions was properly identified and reported; and

•
within 60 days of the Written Agreement, submit a plan to enhance the Bank’s compliance with OFAC Regulations, including enhanced OFAC screening procedures and an improved methodology for assessing OFAC risks.

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

Off-Balance Sheet Arrangements

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. The following table presents the Company’s commitments, commercial letters of credit and SBLCs as of December 31, 2016:

($ in thousands)	Commitments Outstanding
Loan commitments	$5,077,869
Commercial letters of credit and SBLCs	$1,525,613

 A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 13 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 15 — Employee Benefit Plans to the Consolidated Financial Statements.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations, along with the categories and payment dates described below as of December 31, 2016:

($ in thousands)	Payment Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity (1)	Total
Deposits (2)	$4,665,713	$721,440	$183,209	$44,907	$24,275,714	$29,890,983
FHLB advances (2)	—	80,657	—	240,986	—	321,643
Gross repurchase agreements (2)	—	—	—	450,000	—	450,000
Affordable housing partnership and other tax credit investment commitments	96,390	52,103	20,674	5,089	—	174,256
Short-term borrowings (2)	60,050	—	—	—	—	60,050
Long-term debt (2)	20,000	20,000	—	146,327	—	186,327
Operating lease obligations (3)	25,334	40,936	26,316	31,571	—	124,157
Unrecognized tax liabilities (4)	—	—	18,346	—	—	18,346
Projected cash payments for postretirement benefit plan	310	648	688	8,214	—	9,860
Total contractual obligations	$4,867,797	$915,784	$249,233	$927,094	$24,275,714	$31,235,622

(1)	Includes deposits with no defined maturity, such as noninterest-bearing demand, interest-bearing checking, money-market and saving accounts.

(2)	Balances exclude contractual interest.

(3)	Represents the Company’s lease obligations for all rental properties.

(4)	Balance includes interest and penalties.

Asset Liability and Market Risk Management

Liquidity

Liquidity refers to the Company’s ability to meet its contractual and contingent financial obligations, on or off-balance sheet, as they become due. The Company’s primary liquidity management objective is to provide sufficient funding for its businesses throughout market cycles and be able to manage both expected and unexpected cash flow needs and requirements without adversely impacting the financial health of the Company. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets and accesses diverse funding sources including its stable core deposit base. The Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position. The ALCO regularly monitors the Company’s liquidity status and related management processes, and provides regular reports to the Board.

The Company maintains liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks, and available-for-sale investment securities. These assets totaled $5.54 billion and $5.43 billion as of December 31, 2016 and 2015, respectively, accounting for 16% and 17% of total assets as of December 31, 2016 and 2015, respectively. Traditional forms of funding such as deposits and borrowings augment these liquid assets. Total deposits amounted to $29.89 billion as of December 31, 2016, compared to $27.48 billion as of December 31, 2015, of which core deposits comprised 81% and 76% of total deposits as of December 31, 2016 and 2015, respectively. As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds’ lines of credit with various correspondent banks for purchase of overnight funds, and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $5.58 billion and $3.25 billion, respectively, as of December 31, 2016. The Bank’s unsecured federal funds’ lines of credit, subject to availability, were $729.0 million with correspondent banks as of December 31, 2016. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

During the years ended December 31, 2016, 2015 and 2014, net cash inflows from operating activities was $641.9 million, $469.6 million and $392.9 million, respectively. The $172.2 million increase in net cash inflows from operating activities from $469.6 million for the year ended December 31, 2015 to $641.9 million for the year ended December 31, 2016 was primarily due to a $47.0 million increase in net income, a $133.0 million reduction in payments related to FDIC shared-loss agreements, a $138.3 million increase in cash inflows from accrued interest receivable and other assets, partially offset by a $126.1 million decrease in non-cash charges mainly due to lower deferred tax expenses. The $76.7 million increase in net cash inflows from operating activities from $392.9 million for the year ended December 31, 2014 to $469.6 million for the year ended December 31, 2015 was mainly due to a $38.8 million increase in net income, a $307.8 million increase in non-cash charges that increased net operating cash and a $55.4 million increase in cash inflows from accrued expenses and other liabilities, partially offset by a $193.7 million decrease in net cash inflow from loans held-for-sale and a $131.7 million increase in payments related to FDIC shared-loss agreements. The $307.8 million increase in non-cash charges between 2014 and 2015 was mainly due to higher deferred tax expenses.

Net cash used in investing activities totaled $1.79 billion, $3.63 billion and $2.36 billion during the years ended December 31, 2016, 2015 and 2014, respectively. The $1.84 billion reduction in net cash used in investing activities during the year ended December 31, 2016 compared to the same period in 2015 was primarily due to a $1.53 billion increase in net cash inflows from available-for-sale investment securities and a $575.0 million decrease in net cash outflows from resale agreements, partially offset by a $192.0 million increase in net cash outflows from loans held-for-investment. The $1.27 billion increase in net cash used in investing activities during the year ended December 31, 2015 compared to the same period in 2014 was primarily due to $1.36 billion and $500.0 million increases in net cash outflows from available-for-sale investment securities and resale agreements, respectively, partially offset by a $722.3 million decrease in net cash outflows from loans held-for-investment.

During the years ended December 31, 2016, 2015 and 2014, the Company experienced net cash inflows from financing activities of $1.68 billion, $3.49 billion and $2.11 billion, respectively. Net cash inflows from financing activities of $1.68 billion in 2016 were primarily comprised of a $2.45 billion net increase in deposits, partially offset by a $700.0 million repayment in short-term FHLB advances and $115.8 million in cash dividends paid. Net cash inflows from financing activities of $3.49 billion in 2015 were primarily comprised of a $3.49 billion net increase in deposits and a $700.0 million increase in short-term FHLB advances, partially offset by $566.8 million related to the extinguishment of repurchase agreements and $115.6 million in cash dividends paid. Net cash inflows from financing activities of $2.11 billion in 2014 were primarily comprised of $2.28 billion increase in deposits, partially offset by $103.6 million in cash dividends paid.

As of December 31, 2016, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds. The Bank paid $35.0 million of dividends to East West in January 2017, in addition to $100.0 million of dividends to East West during the year ended December 31, 2016. No dividend was paid for the year ended December 31, 2015. In addition, in January 2017, the Board declared a quarterly cash dividend of $0.20 per share for the Company’s common stock payable on February 15, 2017 to stockholders of record on February 1, 2017.

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans, and is the primary market risk for the Company. Economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest the Company earns on interest-earning assets and pays on interest-bearing liabilities, and the level of the noninterest-bearing funding sources. In addition, changes in interest rates can influence the rate of principal prepayments on loans and speed of deposit withdrawals. Due to the pricing term mismatches and embedded options inherent in certain products, changes in market interest rates not only affect expected near-term earnings, but also the economic value of these interest-earning assets and interest-bearing liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company and no separate quantitative information concerning these risks is presented herein.

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

The simulation model is based on the actual maturity and re-pricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. The modeled results are highly sensitive to the deposit decay assumptions used for deposits that do not have specific maturities. The Company uses historical regression analysis of the Company’s internal deposit data as a guide to set deposit decay assumptions. In addition, the model is also highly sensitive to certain assumptions on the correlation of the change in interest rates paid on core deposits to changes in benchmark market interest rates, commonly referred to as deposit beta assumptions. Deposit beta assumptions are based on the Company’s historical experience. The model also includes loan and investment prepayment assumptions. The loan and investment assumptions, which relate to anticipated prepayments under different interest rate environments, are based on an independent model, as well as the Company’s historical prepayment experiences.

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

The following table presents the Company’s net interest income and economic value of equity (“EVE”) sensitivity at December 31, 2016 and December 31, 2015 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions.

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)		EVE Volatility (2)
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
+200	22.4%	18.5%	12.3%	9.8%
+100	12.0%	9.6%	7.5%	5.3%
-100	(6.8)%	(4.0)%	(5.0)%	(4.2)%
-200	(7.5)%	(4.6)%	(9.3)%	(6.9)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

Twelve-Month Net Interest Income Simulation

The Company’s estimated twelve-month net interest income sensitivity increased at December 31, 2016, compared to December 31, 2015, for both the upward and downward interest rate scenarios. The increase in sensitivity was primarily due to the increase in core deposits as well as the rising interest rate environment. The increases of core deposits caused the portfolio to become more interest rate sensitive, since these deposits are either noninterest-bearing demand deposits or have a low deposit beta. The rate increases in December 2016 resulted in an increased number of loans in the Company’s portfolio exceeding their contractual rate floor, which added to the interest income sensitivity of the loan portfolio.

Under most rising interest rate environments, the Company would expect some customers to move balances from demand deposits into higher interest-bearing deposit types such as money market, saving, or time deposits. The model is particularly sensitive to the assumption about the rate of such migration. The following table presents the Company’s net interest income sensitivity as of December 31, 2016 for the upward 100 basis point and upward 200 basis point interest rate scenarios assuming a $1.00 billion, $2.00 billion and $3.00 billion demand deposit migration:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility
	December 31, 2016
	$1.00 Billion Migration 12 Months	$2.00 Billion Migration 12 Months	$3.00 Billion Migration 12 Months
+200	19.7%	17.0%	14.2%
+100	10.3%	8.5%	6.8%

EVE at Risk

The Company’s EVE sensitivity increased as of December 31, 2016, compared to December 31, 2015, for both upward and downward interest rate scenarios. The increase in sensitivity was primarily due to changes in the balance sheet portfolio mix. As of December 31, 2016, in simulated positive 100 basis-point and 200 basis-point interest rate scenarios, sensitivity was 7.5% and 12.3%, respectively. This compared to the simulated positive 100 basis-point and 200 basis-point interest rate scenarios as of December 31, 2015 of 5.3% and 9.8%, respectively. As of December 31, 2016, in simulated negative 100 basis-point and 200 basis-point interest rate scenarios, sensitivity was (5.0)% and (9.3)%, respectively, compared to the simulated negative 100 basis-point and 200 basis-point interest rate scenarios as of December 31, 2015 of (4.2)% and (6.9)%, respectively.

The Company’s net interest income and EVE profile as of December 31, 2016, as presented in the net interest income and EVE tables, reflects an asset sensitive net interest income position and an asset sensitive EVE position. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive loans that are funded in part by noninterest-bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, net interest income increases when interest rates increase and net interest income decreases when interest rates decrease. As of December 31, 2016, the federal funds target rate was at a range of 0.50% to 0.75% compared to a range of 0.25% to 0.50% as of December 31, 2015. Further declines in interest rates are not expected to significantly reduce earning asset yield or liability costs, nor have a meaningful impact on net interest income. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

The Company had two cancellable interest rate swap contracts with original terms of 20 years as of December 31, 2016, and seven cancellable interest rate swap contracts with original terms between 20 and 25 years as of December 31, 2015. The objective of these interest rate swaps, which were designated as fair value hedges, was to obtain low-cost floating rate funding on the Company’s brokered certificates of deposit. As of December 31, 2016, under the terms of the swap contracts, the Company received a fixed interest rate and paid a variable interest rate. As of December 31, 2016 and 2015, the notional values of the Company’s brokered certificates of deposit interest rate swaps were $48.4 million and $112.9 million, respectively. The fair values were a $6.0 million liability and a $5.2 million liability as of December 31, 2016 and 2015, respectively. The decrease in notional balance was primarily due to $63.7 million notional balances of interest rate swaps on certificates of deposit that were called during the year ended December 31, 2016.

The Company also offers various interest rate derivative products to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with registered swap dealers. These contracts allow borrowers to lock in attractive intermediate and long term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedge relationship and, therefore, are economic hedges and hedge accounting does not apply.  The contracts are marked to market at each reporting period and recorded with changes in fair value as part of Noninterest income (loss) on the Consolidated Statements of Income. Fair values are determined from verifiable third-party sources that have considerable experience with derivative markets. The Company provides data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. As of December 31, 2016 and 2015, the Company had entered into derivative contracts with clients and offsetting derivative contracts with counterparties having notional balances totaling $7.67 billion and $6.49 billion, respectively. The Company’s net exposures to these interest rate derivative contracts as of December 31, 2016 and 2015 were a $2.4 million asset and a $110 thousand liability, respectively, due to the credit valuation component of these back-to-back interest rate swap contracts.

The Company enters into foreign exchange contracts with its customers and counterparty banks primarily for the purpose of allowing its clients to hedge transactions in foreign currencies from fluctuations in foreign exchange rates and also to allow the Company to economically hedge against foreign exchange fluctuations in certain certificates of deposit and loans that it offers to its customers that are denominated in foreign currencies. These transactions are economic hedges and the Company does not apply hedge accounting. The Company’s policies also permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Act. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls. As of December 31, 2016 and 2015, the Company’s outstanding foreign exchange contracts that were not designated as hedging instruments totaled $767.8 million and $653.0 million, respectively. The fair values of the foreign exchange contracts included in Other assets and Accrued expenses and other liabilities on the Consolidated Balance Sheets totaled $11.9 million and $11.2 million, respectively, as of December 31, 2016, and $10.3 million and $9.4 million, respectively, as of December 31, 2015.

As of December 31, 2016 and 2015, the Company had two foreign exchange contracts, which were designated as net investment hedges to mitigate the risk of adverse changes in the USD - RMB exchange rate and to hedge a portion of the Company’s net investment in its subsidiary, East West Bank (China) Limited. As of December 31, 2016 and 2015, the Company’s currency hedge had notional values of $83.0 million and $86.6 million, respectively. The fair values were a $4.3 million asset and a $2.4 million asset as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the contracts have a weighted average strike price of 6.745 RMB to USD and will expire in March 2017.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 6 — Derivatives to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Significant accounting policies are described in Note 1—Summary of Significant Accounting Policies to the Consolidated Financial Statements. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, some accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. The Company has procedures and processes in place to facilitate making these judgments.

Certain accounting policies are considered to have critical effect on the Company’s Financial Statements in our judgment. The following is a discussion of the critical accounting policies including significant estimates. In each area, the Company has identified the most important variables in the estimation process. The Company has used the best information available to make the estimations necessary for the related assets and liabilities. Actual results could differ from the Company’s estimates, and future changes in the key variables could change future valuations and impact the results of operations.

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

For a complete discussion on the Company’s fair value hierarchy of financial instruments, fair value measurement techniques and assumptions, and the impact on the Consolidated Financial Statements, see Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements.

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

As the Company adds new products, increases the complexity of the loan portfolio, and expands the geographic coverage, the Company expects to continue to enhance the methodology to keep pace with the size and complexity of the loan portfolio and the changing credit environment. Changes in any of the factors cited above could have a significant impact on the credit loss calculation. The Company believes that the methodologies currently employed continue to be appropriate given the Company’s size and level of complexity. For additional information on allowance for credit losses, see Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements presented elsewhere in this report.

Goodwill Impairment

Under ASC 350, Intangibles — Goodwill and Other, goodwill is required to be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company’s major operating segments identified in Note 19 — Business Segments to the Consolidated Financial Statements presented elsewhere in this report). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. In order to determine the fair value of the reporting units, a combined income approach and market approach is used. Under the income approach, the Company provided a net income projection and a terminal growth rate to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value is calculated using the current fair values of comparable peer banks of similar size and focus. The market capitalizations and multiples of these peer banks are used to calculate the market price of the Company and each reporting unit. The fair value is also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. Under the combined income and market approach, the value from each approach is weighted based on management’s perceived risk of each approach to determine the fair value. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. For complete disclosure, see Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements presented elsewhere in this report.

Income Taxes

The Company examines its Consolidated Financial Statements, its income tax provision, and its federal and state income tax returns and analyzes its tax positions, including permanent and temporary differences, as well as the major components of income and expense to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. In the event a tax position is not more likely than not to be sustained by the tax authorities, a reserve is established by management.

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

Recently Issued Accounting Standards
For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting standards, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Item 7. Management’s Discussion and Analysis — Asset Liability and Market Risk Management of the Financial Condition and Results of Operations in Part II and Note 6 — Derivatives to the Consolidated Financial Statements in Part IV of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

East West Bancorp, Inc.:

We have audited the accompanying Consolidated Balance Sheets of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2016. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 27, 2017

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)

	December 31,
	2016	2015
ASSETS
Cash and due from banks	$460,559	$340,717
Interest-bearing cash with banks	1,417,944	1,020,170
Cash and cash equivalents	1,878,503	1,360,887
Interest-bearing deposits with banks	323,148	299,916
Securities purchased under resale agreements (“resale agreements”)	2,000,000	1,600,000
Available-for-sale investment securities, at fair value (includes assets pledged as collateral of $767,437 in 2016 and $872,971 in 2015)	3,335,795	3,773,226
Held-to-maturity investment security, at cost (fair value of $144,593 in 2016)	143,971	—
Loans held-for-sale	23,076	31,958
Loans held-for-investment (net of allowance for loan losses of $260,520 in 2016 and $264,959 in 2015; includes assets pledged as collateral of $16,441,068 in 2016 and $15,911,933 in 2015)	25,242,619	23,378,789
Investment in Federal Home Loan Bank (“FHLB”) stock, at cost	17,250	28,770
Investment in Federal Reserve Bank stock, at cost	55,525	54,932
Investments in qualified affordable housing partnerships, net	183,917	193,978
Investments in tax credit and other investments, net	173,260	187,456
Premises and equipment (net of accumulated depreciation of $114,890 in 2016 and $100,060 in 2015)	159,923	166,993
Goodwill	469,433	469,433
Other assets	782,420	804,584
TOTAL	$34,788,840	$32,350,922
LIABILITIES
Customer deposits:
Noninterest-bearing	$10,183,946	$8,656,805
Interest-bearing	19,707,037	18,819,176
Total deposits	29,890,983	27,475,981
Short-term borrowings	60,050	—
FHLB advances	321,643	1,019,424
Securities sold under repurchase agreements (“repurchase agreements”)	350,000	—
Long-term debt	186,327	206,084
Accrued expenses and other liabilities	552,096	526,483
Total liabilities	31,361,099	29,227,972
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 164,604,072 and 164,246,517 shares issued in 2016 and 2015, respectively.	164	164
Additional paid-in capital	1,727,434	1,701,295
Retained earnings	2,187,676	1,872,594
Treasury stock at cost — 20,436,621 shares in 2016 and 20,337,284 shares in 2015.	(439,387)	(436,162)
Accumulated other comprehensive loss (“AOCI”), net of tax	(48,146)	(14,941)
Total stockholders’ equity	3,427,741	3,122,950
TOTAL	$34,788,840	$32,350,922

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$1,035,377	$968,625	$1,059,205
Investment securities	53,399	41,375	44,684
Resale agreements	30,547	19,799	20,323
Investments in FHLB and Federal Reserve Bank stock	3,427	6,077	6,272
Interest-bearing cash and deposits with banks	14,731	17,939	23,214
Total interest and dividend income	1,137,481	1,053,815	1,153,698
INTEREST EXPENSE
Customer deposits	84,224	73,505	65,486
Federal funds purchased and other short-term borrowings	713	58	—
FHLB advances	5,585	4,270	4,116
Repurchase agreements	9,304	20,907	38,395
Long-term debt	5,017	4,636	4,823
Total interest expense	104,843	103,376	112,820
Net interest income before provision for credit losses	1,032,638	950,439	1,040,878
Provision for credit losses	27,479	14,217	49,158
Net interest income after provision for credit losses	1,005,159	936,222	991,720
NONINTEREST INCOME (LOSS)
Branch fees	41,178	39,495	37,866
Letters of credit fees and foreign exchange income	45,760	38,985	37,323
Ancillary loan fees	19,352	15,029	10,616
Wealth management fees	13,240	18,268	16,162
Derivative fees and other income	16,781	16,493	10,991
Net gains on sales of loans	6,087	24,874	39,132
Net gains on sales of available-for-sale investment securities	10,362	40,367	10,715
Changes in Federal Deposit Insurance Corporation (“FDIC”) indemnification asset and receivable/payable	—	(37,980)	(201,417)
Other fees and operating income	30,158	27,852	26,898
Total noninterest income (loss)	182,918	183,383	(11,714)
NONINTEREST EXPENSE
Compensation and employee benefits	300,115	262,193	231,838
Occupancy and equipment expense	61,453	61,292	63,815
Deposit insurance premiums and regulatory assessments	23,279	18,772	21,922
Other real estate owned (“OREO”) expense (income)	1,474	(8,914)	(3,591)
Legal expense	2,841	16,373	53,018
Data processing	11,683	10,185	15,888
Consulting expense	22,742	17,234	8,511
Deposit related expenses	10,394	10,379	8,452
Computer software expense	12,914	8,660	7,493
Other operating expense	77,462	77,538	71,341
Amortization of tax credit and other investments	83,446	36,120	44,092
Amortization of core deposit intangibles	8,086	9,234	10,204
Repurchase agreements’ extinguishment costs	—	21,818	—
Total noninterest expense	615,889	540,884	532,983
INCOME BEFORE INCOME TAXES	572,188	578,721	447,023
INCOME TAX EXPENSE	140,511	194,044	101,145
NET INCOME	$431,677	$384,677	$345,878
EARNINGS PER SHARE (“EPS”)
BASIC	$3.00	$2.67	$2.42
DILUTED	$2.97	$2.66	$2.41
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	144,087	143,818	142,952
DILUTED	145,172	144,512	143,563
DIVIDENDS DECLARED PER COMMON SHARE	$0.80	$0.80	$0.72

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$431,677	$384,677	$345,878
Other comprehensive (loss) income, net of tax:
Net change in unrealized (losses) gains on available-for-sale investment securities	(22,628)	(10,381)	34,696
Foreign currency translation adjustments	(10,577)	(8,797)	—
Other comprehensive (loss) income	(33,205)	(19,178)	34,696
COMPREHENSIVE INCOME	$398,472	$365,499	$380,574

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except share data)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, net of tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2014	137,630,896	$1,571,833	$1,362,278	$(537,279)	$(30,459)	$2,366,373
Net income	—	—	345,878	—	—	345,878
Other comprehensive income	—	—	—	—	34,696	34,696
Stock compensation costs	—	13,883	—	—	—	13,883
Net activity of common stock pursuant to various stock compensation plans and agreements, and related tax benefits	368,240	14,316	—	(10,705)	—	3,611
Common stock dividends	—	—	(104,015)	—	—	(104,015)
Issuance of common stock pursuant to MetroCorp Bancshares, Inc. (“MetroCorp”) acquisition	5,583,093	73,044	—	117,786	—	190,830
Warrant acquired pursuant to MetroCorp acquisition	—	4,855	—	—	—	4,855
BALANCE, DECEMBER 31, 2014	143,582,229	$1,677,931	$1,604,141	$(430,198)	$4,237	$2,856,111
Net income	—	—	384,677	—	—	384,677
Other comprehensive loss	—	—	—	—	(19,178)	(19,178)
Stock compensation costs	—	16,502	—	—	—	16,502
Net activity of common stock pursuant to various stock compensation plans and agreements, and related tax benefits	327,004	7,026	—	(5,964)	—	1,062
Common stock dividends	—	—	(116,224)	—	—	(116,224)
BALANCE, DECEMBER 31, 2015	143,909,233	$1,701,459	$1,872,594	$(436,162)	$(14,941)	$3,122,950
Net income	—	—	431,677	—	—	431,677
Other comprehensive loss	—	—	—	—	(33,205)	(33,205)
Stock compensation costs	—	22,102	—	—	—	22,102
Net activity of common stock pursuant to various stock compensation plans and agreements, and related tax benefits	258,218	4,037	—	(3,225)	—	812
Common stock dividends	—	—	(116,595)	—	—	(116,595)
BALANCE, DECEMBER 31, 2016	144,167,451	$1,727,598	$2,187,676	$(439,387)	$(48,146)	$3,427,741

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$431,677	$384,677	$345,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,596	107,397	117,485
Accretion of discount and amortization of premiums, net	(51,042)	(63,770)	(184,318)
Changes in FDIC indemnification asset and receivable/payable	—	37,980	201,417
Stock compensation costs	22,102	16,502	13,883
Deferred tax expenses (benefit)	26,966	261,214	(147,868)
Provision for credit losses	27,479	14,217	49,158
Net gains on sales of loans	(6,087)	(24,874)	(39,132)
Net gains on sales of available-for-sale investment securities	(10,362)	(40,367)	(10,715)
Net gains on sales of premises and equipment and OREO	(4,129)	(14,646)	(14,056)
Originations and purchases of loans held-for-sale	(18,804)	(623)	(92,475)
Proceeds from sales and paydowns/payoffs in loans held-for-sale	23,749	3,174	288,706
Repurchase agreements’ extinguishment costs	—	21,818	—
Net payments to FDIC shared-loss agreements	—	(132,999)	(1,343)
Net change in accrued interest receivable and other assets	24,837	(113,457)	(89,036)
Net change in accrued expenses and other liabilities	15,353	16,785	(38,586)
Other net operating activities	(2,479)	(3,404)	(6,100)
Total adjustments	210,179	84,947	47,020
Net cash provided by operating activities	641,856	469,624	392,898
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash paid	—	—	138,465
Net (increase) decrease in:
Loans held-for-investment	(1,549,736)	(3,285,436)	(2,552,244)
Interest-bearing deposits with banks	(38,249)	30,140	(81,241)
Investments in qualified affordable housing partnerships, tax credit and other investments	(87,860)	(95,074)	(87,925)
Purchases of:
Resale agreements	(1,550,000)	(1,675,000)	(925,000)
Available-for-sale investment securities	(2,396,199)	(3,547,193)	(960,135)
Loans held-for-investment	(1,142,054)	(282,548)	(865,267)
Proceeds from sale of:
Available-for-sale investment securities	1,275,645	1,669,334	623,689
Loans held-for-investment	661,025	1,729,187	856,434
OREO	7,408	41,050	70,936
Paydowns and maturities of resale agreements	1,500,000	1,050,000	800,000
Repayments, maturities and redemptions of available-for-sale investment securities	1,503,127	734,934	554,742
Other net investing activities	24,233	2,725	67,653
Net cash used in investing activities	(1,792,660)	(3,627,881)	(2,359,893)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in:
Deposits	2,452,870	3,492,603	2,277,007
Short-term borrowings	62,506	—	—
Proceeds from:
FHLB advances	—	700,000	—
Issuance of common stock pursuant to various stock compensation plans and agreements	2,982	2,835	6,794
Payments for:
Repayment of FHLB advances	(700,000)	—	(10,000)
Repayment of long-term debt	(20,000)	(20,000)	(30,310)
Extinguishment of repurchase agreements	—	(566,818)	(25,000)
Repurchase of vested shares due to employee tax liability	(3,225)	(5,964)	(10,326)
Cash dividends on common stocks	(115,828)	(115,641)	(103,618)
Other net financing activities	1,055	3,291	6,513
Net cash provided by financing activities	1,680,360	3,490,306	2,111,060
Effect of exchange rate changes on cash and cash equivalents	(11,940)	(11,047)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	517,616	321,002	144,065
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,360,887	1,039,885	895,820
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,878,503	$1,360,887	$1,039,885

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$104,251	$105,831	$112,695
Income tax payments (refunds), net	$39,478	$(18,601)	$321,177
Noncash investing and financing activities:
Loans held-for-investment transferred to loans held-for-sale, net	$814,157	$1,694,245	$837,389
Transfers to OREO	$8,083	$9,296	$47,547
Loans to facilitate sale of OREO	$—	$1,750	$2,000
Held-to-maturity investment security retained from securitization of loans	$160,135	$—	$—
Dividends payable	$767	$583	$397
Issuance of common stock related to acquisition	$—	$—	$190,830

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. As of December 31, 2016, the Company operated over 130 locations worldwide, included in the United States (“U.S.”) markets of California, Georgia, Massachusetts, Nevada, New York, Texas and Washington. In Greater China, the Company’s presence includes five full-service branches in Hong Kong, two in Shanghai, including one in the China (Shanghai) Pilot Free Trade Zone, Shantou and Shenzhen, and five representative offices in Beijing, Chongqing, Guangzhou, Taipei and Xiamen.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accounting and reporting policies of the Company conform with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and general practices in the banking industry. To prepare the Consolidated Financial Statements in conformity with U.S. GAAP, management must make estimates based on conditions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements and income and expenses during the reporting period and the related disclosures. Actual results could differ from those estimates. Certain items on the Consolidated Financial Statements and notes for the prior years have been reclassified to conform to the 2016 presentation.

Principles of Consolidation — The Consolidated Financial Statements include the accounts of East West and its wholly owned subsidiaries, East West Bank and East West Insurance Services, Inc. Intercompany transactions and accounts have been eliminated in consolidation. East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”), one of which was the result of the acquisition of MetroCorp during the three months ended March 31, 2014, as discussed in Note 2 — Business Combination to the Consolidated Financial Statements. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, the Trusts are not included on the Consolidated Financial Statements.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, cash items in transit, cash due from the Federal Reserve Bank and other financial institutions, and federal funds sold with original maturities up to three months.

Interest-bearing Deposits with Banks — Interest-bearing deposits with banks include cash placed with other banks with original maturities greater than three months and less than one year.

Resale Agreements and Repurchase Agreements — Resale agreements are recorded at the balances at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Collateral accepted includes securities that are not recognized on the Consolidated Balance Sheets. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheets against the related collateralized liability. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party but is usually delivered to and held by the third party trustees. The Company has elected to offset resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheets when it has a legally enforceable master netting agreement and when the transactions are eligible for netting under ASC 210-10-45.

Available-for-Sale Investment Securities — The Company holds debt securities and marketable equity securities in its investment portfolio. These securities are classified as available-for-sale investment securities and reported at fair value. Unrealized gains and losses, after applicable income taxes, are reported in other comprehensive income. Amortization of premiums and accretion of discounts on available-for-sale investment securities are recorded as yield adjustments on such securities using the effective interest method. The specific identification method is used for determining cost in computing realized gains and losses on available-for-sale investment securities sold.

For each reporting period, all securities that are in an unrealized loss position are analyzed as part of the Company’s ongoing assessment of other-than-temporary impairment (“OTTI”). In determining whether an impairment is other than temporary, the Company considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, changes in the securities’ ratings and other qualitative factors, as well as whether the Company either plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of the amortized cost. If the impairment of the available-for-sale debt security is credit-related, an OTTI loss is recorded on the Consolidated Statements of Income. Otherwise, the non-credit-related impairment loss is recorded in other comprehensive income. If the Company intends to sell an available-for-sale debt security or believes it will be more-likely-than-not required to sell a security, the Company records the full amount of the impairment loss as an OTTI loss. Available-for-sale marketable equity securities are carried at fair value with net unrealized gains and losses included in other comprehensive income on an after-tax basis. If there is an other-than-temporary decline in the fair value of any individual available-for-sale marketable equity security, the cost basis is reduced and the Company reclassifies the associated net unrealized loss out of other comprehensive income with a corresponding charge to the Consolidated Statements of Income.

Loans Held-for-Sale — Loans held-for-sale are carried at lower of cost or fair value. When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic review under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from the loans held-for-investment portfolio to the loans held-for-sale portfolio at lower of cost or fair value. Loan origination fees on loans held-for-sale, net of certain costs of processing and closing the loans, are deferred until the time of sale and are included in computing gains or losses from the sales of the related loans. If the loan or a portion of the loan cannot be sold, it is subsequently transferred back into the loans held-for-investment portfolio from the loans held-for-sale portfolio at lower of cost or fair value on the transfer date. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income.
Loans Held-for-Investment — Loans receivable that the Company has the intent and ability to hold for the foreseeable future or until maturity are stated at their outstanding principal, reduced by an allowance for loan losses and net of deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method or straight-line method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method or straight-line method over the remaining period to contractual maturity. Interest on loans is calculated using the simple-interest method on daily balances of the principal amounts outstanding. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Once a loan is placed on nonaccrual status, interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.
Troubled Debt Restructurings — A loan is classified as a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B note restructurings. In A/B note restructurings, the original note is bifurcated into A and B notes. The A note represents the portion of the modified original loan which allows for acceptable loan-to-value and debt coverage on the collateral and is expected to be collected in full. The B note represents the portion of the original loan where there is a shortfall in value and is fully charged off. The A/B note balance after the restructuring is comprised of the A note balance only, as the B note would have been charged off. A notes are not disclosed as TDRs in subsequent years after the year of restructuring, if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk; the loan is not impaired based on the terms specified by the restructuring agreement; and has demonstrated a period of sustained performance under the modified terms.

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

Impaired Loans — The Company’s loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories. Classified loans in the heterogeneous category are identified and evaluated for impairment on an individual basis. A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all scheduled payments of principal or interest due in accordance with the original contractual terms of the loan agreement. Factors considered by management in determining and measuring loan impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of and the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as appropriate, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent, less costs to sell. When the value of an impaired loan is less than the recorded investment and the loan is classified as nonperforming and uncollectible, the deficiency is charged off against the allowance for loan losses. If the loan is a performing TDR, the deficiency is included in the specific reserves of the allowance for loan losses, as appropriate. Payments received on impaired loans on nonaccrual status are not recognized in interest income, but are applied as a reduction to the principal outstanding. The Company’s impaired loans include predominantly non-purchased credit impaired (“non-PCI”) loans held-for-investment on nonaccrual status and any non-PCI loans modified as a TDR, on either accrual or nonaccrual status.

Allowance for Credit Losses — The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit reserves. Unfunded credit reserves include reserves provided for unfunded lending commitments, unissued standby letters of credit and recourse obligations for loans sold. The allowance for loan losses is established as management’s estimate of probable losses inherent in the Company’s lending activities. The allowance for loan losses is increased by the provision for loan losses and decreased by net charge-offs when management believes the uncollectability of a loan is probable. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated monthly by management based on management’s periodic review of the collectability of the loans.

The allowance for loan losses on non-PCI loans consists of specific reserves and general reserves. The Company’s non-PCI loans fall into heterogeneous and homogeneous categories. Impaired loans are subject to specific reserves. Loans in the homogeneous category, as well as non-impaired loans in the heterogeneous category, are evaluated as part of the general reserves. General reserves are calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. Predominant risk characteristics of the residential and commercial real estate (“CRE”) segments are the collateral and geographic locations of the properties collateralizing the loans. Predominant risk characteristics of the commercial and industrial (“C&I”) segment are the global cash flows of the borrowers and guarantors, as well as the economic and market conditions. Consumer loans are largely comprised of home equity lines of credit (“HELOCs”) and the predominant risk characteristic is the real estate collateral securing the loans.

The Company also maintains an allowance for loan losses on purchased credit impaired (“PCI”) loans when there is deterioration in credit quality subsequent to acquisition. Based on the Company’s estimates of cash flows expected to be collected, the Company establishes an allowance for the PCI loans, with a charge to Provision for credit losses on the Consolidated Statements of Income.

When determined uncollectible, it is the Company’s policy to promptly charge off the difference of the outstanding loan balance and the fair value of the collateral or the discounted value of expected cash flows. Recoveries are recorded when payment is received on loans that were previously charged off through the allowance for loan losses. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

The allowance for unfunded credit reserves is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding, and the terms and expiration dates of the unfunded credit facilities. The allowance for loan losses is reported separately on the Consolidated Balance Sheets, whereas the allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. The provision for credit losses is reported on the Consolidated Statements of Income.

PCI Loans — Acquired loans are recorded at fair value as of acquisition date in accordance with ASC 805, Business Combinations. A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that the Company would be unable to collect all contractually required payments and is accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

The amount of expected cash flows over the initial investment in the loan represents the “accretable yield,” which is recognized as interest income on a level yield basis over the life of the loan. The excess of total contractual cash flows over the cash flows expected to be received at origination is deemed the “nonaccretable difference.” In estimating the nonaccretable difference, the Company (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The cash flows expected over the life of the pools are estimated by an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions such as cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. Subsequent to the acquisition date, any increases in expected cash flows over the expected cash flows at purchase date in excess of fair value that are significant and probable are adjusted through the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows over the expected cash flows at purchase date that are probable are recognized by a charge to the provision for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures, result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.
Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — The Company records the investments in qualified affordable housing partnerships, net, using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization on the Consolidated Statements of Income as a component of Income tax expense. The Company records investments in tax credit and other investments, net, using either the equity method or cost method of accounting. The tax credits are recognized on the Consolidated Financial Statements to the extent they are utilized on the Company’s income tax returns. The investments are reviewed for impairment on an annual basis or on an interim basis, if an event occurs that would trigger potential impairment.
Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in various past acquisitions. Goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Core deposit intangibles, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized over the projected useful lives of the deposits, which is typically 7 to 15 years. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment on goodwill and core deposit intangibles is recognized by writing down the asset as a charge to noninterest expense to the extent that the carrying value exceeds the estimated fair value.

Premises and Equipment, net — The Company’s premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of estimated useful lives for the principal classes of assets are as follows:

Buildings and building improvements	25 years
Furniture, fixtures and equipment	3 to 7 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

The Company reviews its long-lived assets for impairment annually or when events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. An asset is considered impaired when the fair value, which is the expected undiscounted cash flows over the remaining useful life, is less than the net book value. The excess of the net book value over its fair value is charged as impairment loss to noninterest expense.

Long-Term Debt — Long-term debt consists of junior subordinated debt and a term loan. The Trusts issued both fixed and variable rate capital securities, representing undivided preferred beneficial interests in the assets of the Trusts, to third party investors. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory reporting purposes. Since the beginning of 2016, pursuant to the Basel III Capital Rules under Dodd-Frank Wall Street Reform and Consumer Protection Act, trust preferred securities have been fully phased out of Tier I capital and are now qualified as Tier II capital.

Income Taxes — The Company files consolidated federal income tax returns, foreign tax returns, and various combined and separate company state tax returns. The calculation of the Company's income tax provision and related tax accruals requires the use of estimates and judgments.

Accrued income tax liabilities (assets) represent the estimated amounts due to (receivable from) the various taxing jurisdictions where the Company has established a business presence.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities using enacted tax laws and rates and tax carryforwards. To the extent a deferred tax asset is no longer expected more likely than not to be realized, a valuation allowance is established. See Note 12— Income Taxes for discussion of management assessment of evidence considered by the Company in establishing a valuation allowance.

The Company established an allowance for potential taxes, interest and penalties related to uncertain tax positions. This contingent reserve is estimated based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance, and the status of tax audits.

Stock-Based Compensation — The Company issues stock-based awards to certain employees, officers and directors, and accounts for the related costs in accordance with the provisions of ASC 505, Equity, and ASC 718, Compensation — Stock Compensation. Stock-based compensation cost is measured at the grant date based on the fair value of the awards, and expensed over the employee’s requisite service period.

The Company grants nonqualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), which include service conditions for vesting. Additionally, some of the Company’s RSAs and RSUs contain performance conditions required to be met in order for the awards to vest. The stock option awards vest between three to four years from the grant date. RSAs vest ratably over three years, cliff vest after three years, or vest at a rate of 50% each at the fourth and fifth year of continued employment from the date of the grant. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

The fair values of stock options are estimated using the Black-Scholes option pricing model on the grant date. For time-based RSAs and RSUs, the grant-date fair values are measured at the fair value of the Company’s common stock as if the RSAs or RSUs are vested and issued on the date of grant. For performance based RSAs and RSUs, the grant date fair value considers both performance and market conditions (where applicable). As stock-based compensation expense is estimated based on awards ultimately expected to vest, it is reduced by the expense related to awards expected to be forfeited. Forfeitures are estimated at the time of grant and are reviewed annually for reasonableness. If the estimated forfeitures are revised, a cumulative effect of changes in estimated forfeitures for current and prior periods is recognized in compensation expense in the period of change.

EPS — Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options, warrants and RSUs outstanding using the treasury stock method. The Company has issued RSAs, which are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. These RSAs are considered participating securities. Accordingly, the Company applied the two-class method in the computation of basic and diluted EPS in the periods when the RSAs were outstanding. RSUs do not contain nonforfeitable rights to dividends when granted.

Derivatives — As part of the asset and liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate and foreign currency risks.  Derivatives utilized by the Company include swaps, forwards and option contracts.  All derivative instruments are included in Other assets or Other liabilities on the Consolidated Balance Sheets at fair value. The related cash flows are recognized on the Cash flows from operating activities section on the Consolidated Statement of Cash Flows. The Company uses its accounting hedges based on the exposure being hedged as either fair value hedges or hedges of the net investments in certain foreign operations. Changes in fair value of derivatives designated as fair value hedges are reported in Interest expense on the Consolidated Statements of Income.  Changes in fair value of derivatives used as hedges of the net investments in foreign operations, to the extent effective, are recorded as a component of AOCI. The change in fair value attributable to the ineffective portion of the hedging instrument is recognized immediately in Noninterest income on the Consolidated Statements of Income. For all other derivatives, changes in fair value are recognized on the Consolidated Statements of Income.

All derivatives designated as fair value hedges and hedges of the net investments in certain foreign operations are linked to specific hedged items or to groups of specific assets and liabilities on the Consolidated Balance Sheets.  To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged.  The Company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. Quarterly after the inception, the Company assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items.  Retroactive effectiveness is also assessed, as well as the continued expectation that the hedge will remain effective prospectively.

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value; (ii) a derivative expires or is sold, terminated, or exercised, or (iii) the Company determines that designation of a derivative as a hedge is no longer appropriate.  If a fair value hedge is discontinued, the derivative will continue to be recorded on the Consolidated Balance Sheets at its fair value with changes in fair value included on the Consolidated Statements of Income. When the hedged net investment is either sold or substantially liquidated, the effective portion of the changes in the fair value of the derivatives are reclassified out of AOCI into Foreign exchange income on the Consolidated Statements of Income.

The Company also offers various interest rate and foreign currency derivative products to customers and enters into derivative transactions in due course. These transactions are not linked to specific Company’s assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market at the end of each reporting period with changes in fair value recorded on the Consolidated Statements of Income.

Fair Value — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, in many cases, requires management to make a number of significant judgments. Based on the observable inputs used in the valuation techniques, the Company classifies its assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (e.g., Level 1, Level 2 and Level 3) established under ASC 820, Fair Value Measurements. The Company records certain financial instruments, such as available-for-sale investment securities, and derivative assets and liabilities, at fair value on a recurring basis. Certain financial statement line items such as impaired loans, loans held-for-sale and OREO are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements generally involve assets that are periodically evaluated for impairment. For additional information about fair value, see Note 3 — Fair Value Measurement And Fair Value Of Financial Instruments to the Consolidated Financial Statements.

Foreign Currency Translation — The Company revalues assets, liabilities, revenue and expense denominated in non-U.S. Dollars (“USD”) functional currencies into USD reporting currencies using applicable exchange rates. Gains and losses relating to nonfunctional currency transactions, including non-U.S. operations where the functional currency is USD, are reported on the Consolidated Statements of Income.

During the quarter ended September 30, 2015, the Company’s foreign subsidiary in China — East West Bank (China) Limited, changed its functional currency from USD to Renminbi (“RMB”). The assets and liabilities of this subsidiary are translated, for consolidation purposes, from RMB to USD reporting currency at period-end rates and generally at average rates for results of operations. Gains and losses arising from the translations are recorded in the Foreign currency translation adjustment account within AOCI in stockholders’ equity, along with any related hedged effects.

NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis that changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amended guidance: 1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; 2) eliminates the presumption that a general partner should consolidate a limited partnership; 3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) provides a scope exception from the consolidation guidance for reporting entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a7 of the Investment Company Act of 1940 for registered money market funds. The Company adopted this amended guidance in the first quarter of 2016 and the adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The Company adopted this guidance retrospectively in the first quarter of 2016. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810):Interests Held through Related Parties That Are under Common Control to amend ASU 2015-02’s consolidation requirements that apply to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a VIE. ASU 2016-17 requires that the single decision maker considers its indirect economic interests in a VIE held through related parties that are under common control on a proportionate basis, in a manner consistent with its consideration of its indirect economic interests held through related parties that are not under common control. Entities that have adopted ASU 2015-02 are required to apply ASU 2016-17 retrospectively to all relevant prior periods beginning with the fiscal year in which ASU 2015-02 was initially applied. The Company adopted ASU 2016-17 retrospectively in the fourth quarter of 2016. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaced existing revenue recognition guidance for contracts to provide goods or services to customers.  ASU 2014-09 clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company’s revenue is mainly comprised of net interest income from financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The Company continues to evaluate the impact of ASU 2014-09 on our noninterest income and on our presentation and disclosures. The Company’s implementation efforts include the identification of revenue within the scope of ASU 2014-09 and the review is on-going.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost and changes the presentation of financial assets and financial liabilities on the Consolidated Balance Sheets or in the footnotes. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in the fair value of a liability resulting from credit risk to be presented in other comprehensive income. The Company has not elected to measure any of its liabilities at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted except for certain specific changes under the fair value option guidance. To adopt the amendments, the Company is required to make a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the fiscal year in which the guidance is effective. However, the amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the adoption date. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability in the accounting for lease transactions. ASU 2016-02 requires lessees to recognize all leases longer than twelve months on the Consolidated Balance Sheets as lease assets and lease liabilities and quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with an option to early adopt. The Company is currently evaluating the potential impact on its Consolidated Financial Statements. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets. The Company does not expect a material impact to its recognition of operating lease expense on its Consolidated Statements of Income.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship provided that all other hedge accounting criteria in ASC 815 continue to be met. This clarification applies to both cash flow and fair value hedging relationships. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with an option to early adopt. The Company has an option to adopt the amendments of this ASU either on a prospective basis or modified retrospective basis. The adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments that requires an entity to use a four step decision model when assessing contingent call (put) options that can accelerate the payment of principal on debt instruments to determine whether they are clearly and closely related to their debt hosts. ASU 2016-06 will be effective for interim and annual reporting periods beginning after December 15, 2016 and must be implemented using a modified retrospective basis. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, to eliminate the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The amendments in ASU 2016-07 also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in AOCI at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively. Early adoption is not permitted. The adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company has adopted ASU 2016-09 in the first quarter of 2017 and has begun recording the excess tax benefits and deficiencies within the income tax expense on a prospective basis. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to introduce a new approach based on expected losses to estimate credit losses on certain types of financial instruments, which modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new “expected credit loss” impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity (“HTM”) debt securities, net investments in leases and off-balance-sheet credit exposures. For available-for-sale debt securities with unrealized losses, ASU 2016-13 does not change the measurement method of credit losses, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loans and lease losses and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Earlier adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While the Company is still evaluating the impact on its Consolidated Financial Statements, the Company expects that ASU 2016-13 may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses will increase to provide for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; 2) the nonaccretable difference on the PCI loans will be recognized as an allowance, offset by an increase in the carrying value of the PCI loans; and 3) an allowance may be established for estimated credit losses on available-for-sale and HTM debt securities. The amount of increase will be impacted by the portfolio composition and quality, as well as the economic conditions and forecasts as of the adoption date. The Company has began its implementation efforts by identifying key interpretive issues, and assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the classification of certain cash receipts and payments on the consolidated statement of cash flows in order to reduce diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the Company to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. In addition, the Company is required to explain the changes in the combined total of restricted and unrestricted balances in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, where the guidance should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify the accounting for goodwill impairments. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests with measurement dates after January 1, 2017. The Company is currently evaluating the impact on its Consolidated Financial Statements.

NOTE 2 — BUSINESS COMBINATION

On January 17, 2014, the Company completed the acquisition of MetroCorp, parent of MetroBank, N.A. and Metro United Bank. MetroCorp was headquartered in Houston, Texas and previously operated 19 branch locations within Texas and California under its two banks. The Company acquired MetroCorp to further expand its presence, primarily in Texas, within the markets of Houston and Dallas, and in California, within the San Diego market. The purchase consideration was satisfied with two-thirds in East West common stock and one-third in cash. The fair value of the consideration transferred in the acquisition of MetroCorp was $291.4 million, which consisted of 5,583,093 shares of East West common stock fair valued at $190.8 million at the date of acquisition and $89.4 million in cash, $2.4 million of additional cash to MetroCorp stock option holders and a MetroCorp warrant, fair valued at $8.8 million, assumed by the Company.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. At the acquisition date, the Company recorded total fair value of assets acquired and liabilities assumed of $1.70 billion and $1.41 billion, respectively. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the January 17, 2014 acquisition date. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The Company recorded $121.0 million of goodwill on the acquisition date. During the three months ended December 31, 2014, the Company recorded additional tax and bank-owned life insurance adjustments of $10.3 million and $700 thousand, respectively, related to the MetroCorp acquisition, increasing goodwill to $132.0 million.

NOTE 3 — FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

In determining fair value, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy noted below is based on the quality and reliability of the information used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The fair value of the Company’s assets and liabilities is classified and disclosed in one of the following three categories:

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$720,479	$720,479	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	274,866	—	274,866	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	266,799	—	266,799	—
Residential mortgage-backed securities	1,258,747	—	1,258,747	—
Municipal securities	147,654	—	147,654	—
Non-agency residential mortgage-backed securities:
Investment grade	11,477	—	11,477	—
Corporate debt securities:
Investment grade	222,377	—	222,377	—
Non-investment grade	9,173	—	9,173	—
Foreign bonds:
Investment grade	383,894	—	383,894	—
Other securities	40,329	30,991	9,338	—
Total available-for-sale investment securities	$3,335,795	$751,470	$2,584,325	$—

Derivative assets:
Foreign currency forward contracts	$4,325	$—	$4,325	$—
Interest rate swaps and options	$67,578	$—	$67,578	$—
Foreign exchange contracts	$11,874	$—	$11,874	$—
Credit risk participation agreements (“RPAs”)	$3	$—	$3	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(5,976)	$—	$(5,976)	$—
Interest rate swaps and options	$(65,131)	$—	$(65,131)	$—
Foreign exchange contracts	$(11,213)	$—	$(11,213)	$—
RPAs	$(3)	$—	$(3)	$—

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2015
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$998,515	$998,515	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	768,849	—	768,849	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	351,662	—	351,662	—
Residential mortgage-backed securities	997,396	—	997,396	—
Municipal securities	175,649	—	175,649	—
Non-agency residential mortgage-backed securities:
Investment grade	62,393	—	62,393	—
Corporate debt securities:
Investment grade	279,432	—	279,432	—
Non-investment grade	9,642	—	9,642	—
Foreign bonds:
Investment grade	89,795	4,514	85,281	—
Other securities	39,893	31,121	8,772	—
Total available-for-sale investment securities	$3,773,226	$1,034,150	$2,739,076	$—

Derivative assets:
Foreign currency forward contracts	$2,365	$—	$2,365	$—
Interest rate swaps and options	$67,215	$—	$67,215	$—
Foreign exchange contracts	$10,254	$—	$10,254	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(5,213)	$—	$(5,213)	$—
Interest rate swaps and options	$(67,325)	$—	$(67,325)	$—
Foreign exchange contracts	$(9,350)	$—	$(9,350)	$—
RPAs	$(4)	$—	$(4)	$—

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There were no assets or liabilities measured using significant unobservable inputs (Level 3) on a recurring basis for the year ended December 31, 2016. The following table presents a reconciliation of the beginning and ending balances for major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015, and 2014:

($ in thousands)	Year Ended December 31,
	2015		2014
	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities
Beginning balance	$6,528	$(3,392)	$6,371	$(3,655)
Total gains (losses) for the period:
Included in earnings (1)	960	(20)	802	263
Included in other comprehensive (loss) income (2)	922	—	2,326	—
Sales and settlements:
Sales	(7,219)	—	(2,595)	—
Settlements	(98)	3,412	(376)	—
Transfers out of Level 3	(1,093)	—	—	—
Ending balance	$—	$—	$6,528	$(3,392)
Changes in unrealized gains included in earnings relating to assets and liabilities held for the period (1)	$—	$—	$—	$263

(1)
Net gains or losses (realized and unrealized) of corporate debt securities and embedded derivative liabilities are included in Net gains on sales of available-for-sale investment securities and Other operating expense, respectively, on the Consolidated Statements of Income.

(2)	Unrealized gains or losses on available-for-sale investment securities are reported in Other comprehensive (loss) income, net of tax, on the Consolidated Statements of Comprehensive Income.

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers of assets and liabilities measured on a recurring basis in and out of Level 1, Level 2 or Level 3 for the years ended December 31, 2016 and 2014. During the year ended December 31, 2015, the Company transferred $1.1 million of pooled trust preferred securities measured on a recurring basis out of Level 3 into Level 2 due to increased market liquidity and price observability. There were no transfers of assets and liabilities measured on a recurring basis between Level 1 and Level 2 during the year ended December 31, 2015.

Assets measured at fair value on a nonrecurring basis include certain non-PCI loans that were impaired, OREO and loans held-for-sale.  These fair value adjustments result from impairments recognized during the period on certain non-PCI impaired loans, application of fair value less cost to sell on OREO and application of the lower of cost or fair value valuation on loans held-for-sale.

The following tables present the carrying amounts of assets included on the Consolidated Balance Sheets that had fair value changes measured on a nonrecurring basis:

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
CRE	$14,908	$—	$—	$14,908
C&I	52,172	—	—	52,172
Residential	2,464	—	—	2,464
Consumer	610	—	—	610
Total non-PCI impaired loans	$70,154	$—	$—	$70,154
OREO	$345	$—	$—	$345
Loans held-for-sale	$22,703	$—	$22,703	$—

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2015
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
CRE	$17,252	$—	$—	$17,252
C&I	35,558	—	—	35,558
Residential	16,472	—	—	16,472
Consumer	1,180	—	—	1,180
Total non-PCI impaired loans	$70,462	$—	$—	$70,462
OREO	$4,929	$—	$—	$4,929
Loans held-for-sale	$29,238	$—	$29,238	$—

The following table presents fair value adjustments of assets measured on a nonrecurring basis recognized during the years ended and which were included on the Consolidated Balance Sheets as of December 31, 2016, 2015 and 2014:

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Non-PCI impaired loans:
CRE	$1,084	$(2,747)	$2,196
C&I	(27,106)	(5,612)	(9,169)
Residential	(224)	(611)	(61)
Consumer	34	(59)	(1)
Total non-PCI impaired loans	$(26,212)	$(9,029)	$(7,035)
OREO	$(23)	$(233)	$(2,600)
Loans held-for-sale	$(5,565)	$(1,991)	$—

The following table presents quantitative information about the significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of December 31, 2016 and 2015:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
December 31, 2016
Non-PCI impaired loans	$31,835	Discounted cash flow	Discount	0% — 62%	7%
	$38,319	Market comparables	Discount (1)	0% — 100%	18%
OREO	$345	Appraisal	Selling cost	8%	8%
December 31, 2015
Non-PCI impaired loans	$27,522	Discounted cash flow	Discount	0% — 87%	30%
	$42,940	Market comparables	Discount(1)	0% — 100%	17%
OREO	$4,929	Appraisal	Selling cost	8%	8%

(1)	Discount is adjusted for factors such as liquidation cost of collateral and selling cost.

The following tables present the carrying and fair values per the fair value hierarchy of certain financial instruments, excluding those measured at fair value on a recurring basis, as of December 31, 2016 and 2015:

($ in thousands)	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,878,503	$1,878,503	$—	$—	$1,878,503
Interest-bearing deposits with banks	$323,148	$—	$323,148	$—	$323,148
Resale agreements (1)	$2,000,000	$—	$1,980,457	$—	$1,980,457
Held-to-maturity investment security	$143,971	$—	$—	$144,593	$144,593
Loans held-for-sale	$23,076	$—	$23,076	$—	$23,076
Loans held-for-investment, net	$25,242,619	$—	$—	$24,915,143	$24,915,143
Investment in FHLB stock	$17,250	$—	$17,250	$—	$17,250
Investment in Federal Reserve Bank stock	$55,525	$—	$55,525	$—	$55,525
Accrued interest receivable	$100,524	$—	$100,524	$—	$100,524
Financial liabilities:
Customer deposits:
Demand, interest checking, saving and money market deposits	$24,275,714	$—	$24,275,714	$—	$24,275,714
Time deposits	$5,615,269	$—	$5,611,746	$—	$5,611,746
Short-term borrowings	$60,050	$—	$60,050	$—	$60,050
FHLB advances	$321,643	$—	$334,859	$—	$334,859
Repurchase agreements (1)	$350,000	$—	$411,368	$—	$411,368
Long-term debt	$186,327	$—	$186,670	$—	$186,670
Accrued interest payable	$9,440	$—	$9,440	$—	$9,440

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. As of December 31, 2016, $100.0 million out of $450.0 million of repurchase agreements was eligible for netting against resale agreements.

($ in thousands)	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,360,887	$1,360,887	$—	$—	$1,360,887
Interest-bearing deposits with banks	$299,916	$—	$299,916	$—	$299,916
Resale agreements (1)	$1,600,000	$—	$1,533,961	$—	$1,533,961
Loans held-for-sale	$31,958	$—	$31,958	$—	$31,958
Loans held-for-investment, net	$23,378,789	$—	$—	$23,000,817	$23,000,817
Investment in FHLB stock	$28,770	$—	$28,770	$—	$28,770
Investment in Federal Reserve Bank stock	$54,932	$—	$54,932	$—	$54,932
Accrued interest receivable	$89,243	$—	$89,243	$—	$89,243
Financial liabilities:
Customer deposits:
Demand, interest checking, savings and money market deposits	$20,859,086	$—	$20,859,086	$—	$20,859,086
Time deposits	$6,616,895	$—	$6,606,942	$—	$6,606,942
FHLB advances	$1,019,424	$—	$1,032,000	$—	$1,032,000
Long-term debt	$206,084	$—	$186,593	$—	$186,593
Accrued interest payable	$8,848	$—	$8,848	$—	$8,848

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. As of December 31, 2015, the carrying amount of $450.0 million of repurchase agreements was eligible for netting against resale agreements, resulting in no repurchase agreements’ balances being reported.

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

Interest-bearing deposits with banks — The fair value of interest-bearing deposits with banks generally approximates their book value due to their short maturities.  In addition, due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Loans Held-for-Sale — The Company’s loans held-for-sale are carried at the lower of cost or fair value. These loans are mainly comprised of student loans.  The fair value of loans held-for-sale is derived from current market prices and comparative current sales. As such, the Company records any fair value adjustments on a nonrecurring basis. Loans held-for-sale are classified as Level 2.

Non-PCI Impaired Loans — The fair value of non-PCI impaired loans is measured using the market comparables or discounted cash flow techniques. For CRE loans and C&I loans, the fair value is based on each loan’s observable market price or the fair value of the collateral less cost to sell, if the loan is collateral dependent. The fair value of collateral is generally based on third party appraisals (or internal evaluation if third party appraisal is not required by regulations) which utilize one or more valuation techniques (income, market and/or cost approaches). All third party appraisals and evaluations are reviewed and validated by independent appraisers or the Company’s appraisal department staffed by licensed appraisers and/or experienced real estate reviewers. The third party appraisals are ordered through the appraisal department (except for one-to-four unit residential appraisals which are typically ordered through an approved appraisal management company or an approved residential appraiser) at the inception, renewal or, for all real estate related loans, upon the occurrence of any event causing a downgrade to an adverse grade (i.e., “substandard” or “doubtful”). Updated appraisals and evaluations are generally obtained within the last 12 months. The Company increases the frequency of obtaining updated appraisals for adversely graded credits when declining market conditions exist. All appraisals include an “as is” market value without conditions as of the effective date of the appraisal. For certain impaired loans, the Company utilizes the discounted cash flow approach and applies a discount derived from historical data. The significant unobservable inputs used in the fair value measurement of non-PCI impaired loans are discount applied based on the liquidation cost of collateral and selling cost. On a quarterly basis, all nonperforming assets are reviewed to assess whether the current carrying value is supported by the collateral or cash flow and to ensure that the current carrying value is appropriate. Non-PCI impaired loans are classified as Level 3.

Loans Held-for-Investment, net — The fair value of loans held-for-investment other than Non-PCI impaired loans is determined based on a discounted cash flow approach considered for an exit price value. The discount rate is derived from the associated yield curve plus spreads that reflect the rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within any of the loan portfolios. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair value valuation of credit for such loans. Due to the unobservable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 3.

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

Interest Rate Swaps and Options — The Company enters into interest rate swap and option contracts with institutional counterparties to hedge against interest rate swap and option products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or option contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves.  The fair value of interest rate options is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps).  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, model-derived credit spreads. As of December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts’ positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative valuations in Level 2 of the fair value hierarchy due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future.  These contracts economically hedge against foreign exchange rate fluctuations. The Company also enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company assumes minimal foreign exchange rate risk because the contracts with the customer and the institutional party mirror each other.  The fair value is determined at each reporting period based on changes in the foreign exchange rate. These are over-the-counter contracts where quoted market prices are not readily available.  Valuation is measured using conventional valuation methodologies with observable market data.  Valuation depends on the type of derivative and the nature of the underlying rate and contractual terms including period of maturity, price and index upon which the derivative’s value is based. Key inputs include foreign exchange rates (spot and/or forward rates), volatility of currencies, and the correlation of such inputs. The counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign contracts is classified as Level 2.

Customer Deposits — The fair value of deposits with no stated maturity, such as demand deposits, interest checking, savings and money market deposits, approximates the carrying amount as the amounts are payable on demand at the measurement date. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2. For time deposits, the fair value is based on the discounted value of contractual cash flows using current market rates for instruments with similar maturities. Due to the observable nature of the inputs used in deriving the estimated fair value, time deposits are classified as Level 2.

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

RPAs — The Company enters into RPAs, under which the Company assumes its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. The credit spreads of the borrowers used in the calculation are estimated by the Company based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. The Company has determined that the majority of the inputs used to value RPAs fall within Level 2 of the fair value hierarchy.

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

Resale Agreements

Resale agreements are recorded at the balances at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $2.10 billion and $2.05 billion as of December 31, 2016 and 2015, respectively. The weighted average interest rates were 1.84% and 1.61% as of December 31, 2016 and 2015, respectively. As of December 31, 2016, total gross resale agreements that are maturing in the next five years are as follows: 2017 — $1.40 billion; 2018 — $50.0 million; 2019 — $0.0 million; 2020 — $100.0 million; 2021 — $0.0 million and thereafter — $550.0 million.

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

Gross repurchase agreements were $450.0 million as of both December 31, 2016 and 2015. The weighted average interest rates were 3.15% and 2.60% as of December 31, 2016 and 2015, respectively. The Company had no charges related to the extinguishment of repurchase agreements for the years ended December 31, 2016 and 2014. In comparison, the Company recorded $21.8 million of charges related to the extinguishment of $545.0 million of repurchase agreements for the year ended December 31, 2015. All of the $450.0 million in gross repurchase agreements as of December 31, 2016 mature after 2021.

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

The following tables present resale and repurchase agreements included on the Consolidated Balance Sheets as of December 31, 2016 and 2015:

($ in thousands)	As of December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets				Net Amount
Assets				Financial Instruments		Collateral Received
Resale agreements	$2,100,000	$(100,000)	$2,000,000	$(150,000)	(1)	$(1,839,120)	(2)	$10,880

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets				Net Amount
				Financial Instruments		Collateral Pledged
Repurchase agreements	$450,000	$(100,000)	$350,000	$(150,000)	(1)	$(200,000)	(3)	$—

($ In thousands)	As of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets			Net Amount
Assets				Financial Instruments	Collateral Received
Resale agreements	$2,050,000	$(450,000)	$1,600,000	$—	$(1,593,503)	(2)	$6,497

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets			Net Amount
				Financial Instruments	Collateral Pledged
Repurchase agreements	$450,000	$(450,000)	$—	$—	$—	(3)	$—

(1)
Represents financial instruments subject to enforceable master netting arrangements that are not eligible to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent that an event of default has occurred.

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

The following table presents the amortized cost, gross unrealized gains and losses and fair value by major categories of available-for-sale investment securities, which are carried at fair value, and a held-to-maturity investment security, which is carried at amortized cost:

($ in thousands)	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$730,287	$21	$(9,829)	$720,479
U.S. government agency and U.S. government sponsored enterprise debt securities	277,891	224	(3,249)	274,866
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	272,672	345	(6,218)	266,799
Residential mortgage-backed securities	1,266,372	3,924	(11,549)	1,258,747
Municipal securities	148,302	1,252	(1,900)	147,654
Non-agency residential mortgage-backed securities:
Investment grade (1)	11,592	—	(115)	11,477
Corporate debt securities:
Investment grade (1)	222,190	562	(375)	222,377
Non-investment grade (1)	10,191	—	(1,018)	9,173
Foreign bonds
Investment grade (1) (2)	405,443	30	(21,579)	383,894
Other securities	40,501	337	(509)	40,329
Total available-for-sale investment securities	$3,385,441	$6,695	$(56,341)	$3,335,795
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$143,971	$622	$—	$144,593
Total investment securities	$3,529,412	$7,317	$(56,341)	$3,480,388

($ in thousands)	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$1,002,874	$33	$(4,392)	$998,515
U.S. government agency and U.S. government sponsored enterprise debt securities	771,288	555	(2,994)	768,849
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	354,418	268	(3,024)	351,662
Residential mortgage-backed securities	996,255	7,542	(6,401)	997,396
Municipal securities	173,785	2,657	(793)	175,649
Non-agency residential mortgage-backed securities:
Investment grade (1)	62,133	433	(173)	62,393
Corporate debt securities:
Investment grade (1)	280,850	129	(1,547)	279,432
Non-investment grade (1)	11,491	—	(1,849)	9,642
Foreign Bonds
Investment grade (1) (2)	90,586	3	(794)	89,795
Other securities	40,149	124	(380)	39,893
Total available-for-sale investment securities	$3,783,829	$11,744	$(22,347)	$3,773,226

(1)
Available-for-sale investment securities rated BBB- or higher by S&P or Baa3 or higher by Moody are considered investment grade.  Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade. Classifications are based on the lower of the credit ratings by S&P or Moody’s.

(2)	Fair values of foreign bonds include $353.6 million and $49.7 million of multilateral development bank bonds as of December 31, 2016 and 2015, respectively.

Unrealized Losses

The following table presents the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

($ in thousands)	As of December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$670,268	$(9,829)	$—	$—	$670,268	$(9,829)
U.S. government agency and U.S. government sponsored enterprise debt securities	203,901	(3,249)	—	—	203,901	(3,249)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	202,106	(5,452)	29,201	(766)	231,307	(6,218)
Residential mortgage-backed securities	629,324	(9,594)	119,603	(1,955)	748,927	(11,549)
Municipal securities	57,655	(1,699)	2,692	(201)	60,347	(1,900)
Non-agency residential mortgage-backed securities:
Investment grade	5,033	(101)	6,444	(14)	11,477	(115)
Corporate debt securities:
Investment grade	—	—	71,667	(375)	71,667	(375)
Non-investment grade	—	—	9,173	(1,018)	9,173	(1,018)
Foreign bonds
Investment grade	363,618	(21,327)	14,258	(252)	377,876	(21,579)
Other securities	30,991	(509)	—	—	30,991	(509)
Total available-for-sale investment securities	$2,162,896	$(51,760)	$253,038	$(4,581)	$2,415,934	$(56,341)
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$—	$—	$—	$—	$—	$—
Total investment securities	$2,162,896	$(51,760)	$253,038	$(4,581)	$2,415,934	$(56,341)

($ in thousands)	As of December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$907,400	$(4,250)	$20,282	$(142)	$927,682	$(4,392)
U.S. government agency and U.S. government sponsored enterprise debt securities	541,385	(2,994)	—	—	541,385	(2,994)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	252,340	(2,562)	20,793	(462)	273,133	(3,024)
Residential mortgage-backed securities	535,842	(4,530)	58,315	(1,871)	594,157	(6,401)
Municipal securities	48,495	(437)	14,739	(356)	63,234	(793)
Non-agency residential mortgage-backed securities:
Investment grade	5,123	(1)	6,242	(172)	11,365	(173)
Corporate debt securities:
Investment grade	149,358	(683)	80,276	(864)	229,634	(1,547)
Non-investment grade	—	—	9,642	(1,849)	9,642	(1,849)
Foreign bonds
Investment grade	74,101	(506)	9,713	(288)	83,814	(794)
Other securities	13,475	(112)	8,731	(268)	22,206	(380)
Total available-for-sale investment securities	$2,527,519	$(16,075)	$228,733	$(6,272)	$2,756,252	$(22,347)

For each reporting period, the Company examines all individual securities that are in an unrealized loss position for OTTI.  For discussion of the factors and criteria the Company uses in analyzing securities for OTTI, see Note 1 — Summary of Significant Accounting Policies— Available-for-Sale Investment Securities to the Consolidated Financial Statements.

The unrealized losses were primarily attributed to the yield curve movement, in addition to widened liquidity spread and credit spread. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company believes that the gross unrealized losses detailed in the previous tables are temporary and not due to reasons of credit quality. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, no impairment loss has been recorded on the Company’s Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014. At December 31, 2016, the Company had 170 available-for-sale investment securities in an unrealized loss position with no credit impairment, primarily comprised of 13 investment grade foreign bonds, 82 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities and 26 U.S. Treasury securities. As of December 31, 2015, the Company had 186 available-for-sale investment securities in an unrealized loss position with no credit impairment, primarily comprising of 85 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 39 U.S. Treasury securities and 12 corporate debt securities.

During the first quarter of 2016, the Company obtained a non-agency mortgage-backed investment security, through the securitization of multifamily real estate loans, which was classified as held-to-maturity and recorded at amortized cost. The Company has the intent and ability to hold the security to maturity.

OTTI

The following table presents a rollforward of the amounts related to the OTTI credit losses recognized in earnings for the years ended December 31:

($ in thousands)	2016	2015	2014
Beginning balance	$—	$112,338	$115,511
Addition of OTTI previously not recognized	—	—	—
Additional increase to the amount related to the credit loss for which an OTTI was previously recognized	—	—	—
Reduction for securities sold	—	(112,338)	(3,173)
Ending balance	$—	$—	$112,338

No OTTI credit losses were recognized for the years ended December 31, 2016, 2015 and 2014. For the year ended December 31, 2015, the Company realized a gain of $21.7 million from the sale of non-investment grade corporate debt securities with previously recognized OTTI credit losses of $112.3 million. For the year ended December 31, 2014, the Company realized a gain of $802 thousand from the sale of non-investment grade corporate debt securities with previously recognized OTTI credit losses of $3.2 million.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and losses, and related tax expense related to the sales of available-for-sale investment securities for the years ended December 31:

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Proceeds from sales	$1,275,645	$1,669,334	$623,689
Gross realized gains	$10,487	$40,367	$10,978
Gross realized losses	$125	$—	$127	(1)
Related tax expense	$4,357	$16,974	$4,500

(1)	The gross realized losses of $127 thousand resulted from available-for-sale investment securities acquired from MetroCorp which were sold immediately after the acquisition closed.

Maturities of Investment Securities

The following table presents the scheduled maturities of available-for-sale investment securities as of December 31, 2016:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$583,676	$565,323
Due after one year through five years	704,674	694,776
Due after five years through ten years	464,472	455,804
Due after ten years	1,632,619	1,619,892
Total available-for-sale investment securities	$3,385,441	$3,335,795

The following table presents the scheduled maturity of the held-to-maturity investment security as of December 31, 2016:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due after ten years	$143,971	$144,593

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, such factors as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Available-for-sale investment securities with fair values of $767.4 million and $873.0 million as of December 31, 2016 and 2015, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, or for other purposes required or permitted by law.

NOTE 6 — DERIVATIVES

The Company uses derivatives to manage exposure to market risk, including interest rate risk and foreign currency risk and to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates are not significant to earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company’s investment in its China subsidiary. The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

The following table presents the total notional and fair values of the Company’s derivatives as of December 31, 2016 and 2015:

($ in thousands)	December 31, 2016			December 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit	$48,365	$—	$5,976	$112,913	$—	$5,213
Foreign currency forward contracts	83,026	4,325	—	86,590	2,365	—
Total derivatives designated as hedging instruments	$131,391	$4,325	$5,976	$199,503	$2,365	$5,213
Derivatives not designated as hedging instruments:
Interest rate swaps and options	$7,668,482	$67,578	$65,131	$6,494,900	$67,215	$67,325
Foreign exchange contracts	767,764	11,874	11,213	652,993	10,254	9,350
RPAs	71,414	3	3	43,033	—	4
Total derivatives not designated as hedging instruments	$8,507,660	$79,455	$76,347	$7,190,926	$77,469	$76,679

(1)	Derivative assets and derivative liabilities are included in Other Assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets.

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

The total notional amounts of the interest rate swaps on certificates of deposit were $48.4 million and $112.9 million, as of December 31, 2016 and 2015, respectively. The fair value liabilities of the interest rate swaps were $6.0 million and $5.2 million as of December 31, 2016 and 2015, respectively. This decrease was primarily due to $63.7 million notional amounts of interest rate swaps on certificates of deposit that were called during the year ended December 31, 2016.

The following table presents the net gains (losses) recognized on the Consolidated Statements of Income related to derivatives designated as fair value hedges for the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Year Ended December 31,
	2016	2015	2014
(Losses) gains recorded in interest expense:
Recognized on interest rate swaps	$(794)	$3,452	$6,885
Recognized on certificates of deposit	157	(3,190)	(6,784)
Net amount recognized on fair value hedges (ineffective portion)	$(637)	$262	$101

For the years ended December 31, 2016 and 2015, the Company also recognized net reductions to interest expense of $3.0 million and $3.6 million, respectively, primarily related to net settlements of the derivatives.

Net Investment Hedges — Consistent with ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions, ASC 815 allows hedging of the foreign currency risk of a net investment in a foreign operation. During the fourth quarter of 2015, the Company entered into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in China, against the risk of adverse changes in the foreign currency exchange rate. During the year ended December 31, 2016, the Company designated new foreign currency forward contracts as new hedge relationships. The Company expects that the hedging instrument will be highly effective in offsetting the changes in the value of the hedged net investment attributable to the hedged risk. The Company recorded the changes in the carrying amount of its China subsidiary in the Foreign currency translation adjustment account within AOCI. Simultaneously, the effective portion of the hedge of this exposure was also recorded in the Foreign currency translation adjustment account and the ineffective portion, if any, was recorded in current earnings.

As of December 31, 2016, the total notional amount and fair value of the foreign currency forward contracts were $83.0 million and a $4.3 million asset, respectively. As of December 31, 2015, the total notional amount and fair value of the foreign currency forward contracts were $86.6 million and a $2.4 million asset, respectively. The following table presents the gains recorded in the Foreign currency translation adjustment account within AOCI related to the effective portion of the net investment hedges and the ineffectiveness recorded on the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Year Ended December 31,
	2016	2015	2014
Gains recognized in AOCI on net investment hedges (effective portion)	$2,908	$1,485	$—
Gains recognized in foreign exchange income (ineffective portion)	$1,124	$880	$—

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps and Options — The Company enters into interest rate derivatives including interest rate swaps and options with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties.  As of December 31, 2016, the total notional amount of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers totaled $3.86 billion for derivatives that were in an asset valuation position and $3.81 billion for derivatives that were in a liability valuation position. As of December 31, 2015, the total notional amount of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers totaled $3.25 billion for derivatives that were in an asset valuation position and $3.25 billion for derivatives that were in a liability valuation position. The fair values of the interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $67.6 million asset and a $65.1 million liability as of December 31, 2016. The fair values of the interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $67.2 million asset and a $67.3 million liability as of December 31, 2015.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts on a regular basis to economically hedge against foreign exchange rate fluctuations. A majority of these contracts have original maturities of approximately one year. As of December 31, 2016 and 2015, the total notional amounts of short-term foreign exchange contracts were $767.8 million and $653.0 million, respectively.  The fair values of the short-term foreign exchange contracts recorded were an $11.9 million asset and an $11.2 million liability as of December 31, 2016. The fair values of short-term foreign exchange contracts recorded were a $10.3 million asset and a $9.4 million liability as of December 31, 2015.

RPA — The Company has entered into RPAs, under which the Company assumed its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The Company may or may not be a party to the interest rate derivative contract and enters into such RPAs in instances where the Company is a party to the related loan participation agreement with the borrower. The Company will make/receive payments under the RPAs if the borrower defaults on its obligation to perform under the interest rate derivative contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amounts of the RPAs reflect the Company’s pro-rata share of the derivative instrument. As of December 31, 2016, the notional amount and the fair value of RPAs purchased were approximately $48.3 million and a $3 thousand liability, respectively. As of December 31, 2016, the notional amount and the fair value of RPAs sold were approximately $23.1 million and a $3 thousand asset, respectively. As of December 31, 2015, the notional amount and the fair value of RPAs purchased were approximately $33.7 million and a $4 thousand liability, respectively. As of December 31, 2015, the notional amount of the RPA sold was approximately $9.3 million and the fair value of the derivative asset was insignificant. Assuming all underlying borrowers referenced in the interest rate derivative contracts defaulted as of December 31, 2016 and 2015, the exposures from the RPAs purchased would be $179 thousand and $257 thousand, respectively.  As of December 31, 2016 and 2015, the weighted average remaining maturities of the outstanding RPAs were 3.7 years and 3.2 years, respectively.

Foreign Exchange Options — During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against foreign exchange fluctuations in certain certificates of deposit available to its customers. These certificates of deposit had a term of five years and paid interest based on the performance of the RMB relative to the USD. Under ASC 815, a certificate of deposit that pays interest based on changes in foreign exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e., the certificate of deposit). In accordance with ASC 815, both the embedded derivative instruments and the freestanding foreign exchange option contracts are recorded at fair value. These instruments expired in the second quarter of 2015.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statements of Income related to derivatives not designated as hedging instruments for the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Location in Consolidated Statements of Income	Year Ended December 31,
		2016	2015	2014
Derivatives not designated as hedging instruments:
Interest rate swaps and options	Derivative fees and other income	$2,557	$65	$(1,865)
Foreign exchange contracts	Foreign exchange income	12,632	4,235	(3,880)
Foreign exchange options	Foreign exchange income	—	236	103
Embedded derivative liabilities	Other operating expense	—	(136)	5
Total net gains (losses)		$15,189	$4,400	$(5,637)

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. In the event that East West Bank’s credit rating is downgraded to below investment grade, no additional collateral would be required to be posted, since the liabilities related to such contracts were fully collateralized as of December 31, 2016 and 2015.

Offsetting of Derivatives

The Company has entered into agreements with certain counterparty financial institutions, which include master netting agreements.  However, the Company has elected to account for all derivatives with counterparty institutions on a gross basis. The following tables present gross derivatives on the Consolidated Balance Sheets and the respective collateral received or pledged in the form of other financial instruments, which are generally marketable securities and/or cash. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown:

($ in thousands)	As of December 31, 2016
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets				Net Amount
						Derivative Amounts		Collateral Received
Derivative Assets	$83,780	$51,218	$32,562	$—	$32,562	$(20,991)	(1)	$(10,687)	(2)	$884

	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets				Net Amount
						Derivative Amounts		Collateral Posted
Derivative Liabilities	$82,323	$24,097	$58,226	$—	$58,226	$(20,991)	(1)	$(36,349)	(3)	$886

($ in thousands)	As of December 31, 2015
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets				Net Amount
						Derivative Amounts		Collateral Received
Derivative Assets	$79,834	$71,101	$8,733	$—	$8,733	$(5,293)	(1)	$(3,068)	(2)	$372

	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets				Net Amount
						Derivative Amounts		Collateral Received
Derivative Liabilities	$81,892	$3,113	$78,779	$—	$78,779	$(5,293)	(1)	$(73,109)	(3)	$377

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents $8.1 million and $3.1 million of cash collateral received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements as of December 31, 2016 and 2015, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $170 thousand and $21.1 million of cash collateral posted as of December 31, 2016 and 2015, respectively.

In addition to the amounts included in the table above, the Company also has balance sheet netting related to resale and repurchase agreements, refer to Note 4— Securities Purchased Under Resale Agreements and Sold Under Repurchase Agreements to the Consolidated Financial Statements for additional information. Refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements for fair value measurement disclosures on derivatives.

NOTE 7 — LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The held-for-investment loan portfolio includes originated and purchased loans. Originated and purchased loans with no evidence of credit deterioration at their acquisition date are referred to collectively as non-PCI loans. PCI loans are loans acquired with evidence of credit deterioration since their origination and it is probable at the acquisition date that the Company would be unable to collect all contractually required payments. PCI loans are accounted for under ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company has elected to account for PCI loans on a pool level basis under ASC 310-30 at the time of acquisition.

The following table presents the composition of the Company’s non-PCI and PCI loans as of December 31, 2016 and 2015:

($ in thousands)	December 31, 2016			December 31, 2015
	Non-PCI Loans(1)	PCI Loans(2)	Total(1)(2)	Non-PCI Loans(1)	PCI Loans(2)	Total(1)(2)
CRE:
Income producing	$7,667,661	$348,448	$8,016,109	$6,930,537	$541,275	$7,471,812
Construction	551,560	—	551,560	432,728	1,895	434,623
Land	121,276	1,918	123,194	187,442	6,195	193,637
Total CRE	8,340,497	350,366	8,690,863	7,550,707	549,365	8,100,072
C&I:
Commercial business	8,921,246	38,387	8,959,633	8,143,858	57,906	8,201,764
Trade finance	680,930	—	680,930	788,461	1,310	789,771
Total C&I	9,602,176	38,387	9,640,563	8,932,319	59,216	8,991,535
Residential:
Single-family	3,370,669	139,110	3,509,779	2,880,336	189,633	3,069,969
Multifamily	1,490,285	95,654	1,585,939	1,376,090	148,277	1,524,367
Total residential	4,860,954	234,764	5,095,718	4,256,426	337,910	4,594,336
Consumer	2,057,067	18,928	2,075,995	1,933,542	24,263	1,957,805
Total loans	$24,860,694	$642,445	$25,503,139	$22,672,994	$970,754	$23,643,748
Allowance for loan losses	(260,402)	(118)	(260,520)	(264,600)	(359)	(264,959)
Loans, net	$24,600,292	$642,327	$25,242,619	$22,408,394	$970,395	$23,378,789

(1)	Includes $1.2 million and $(16.0) million as of December 31, 2016 and 2015, respectively, of unearned fees, net deferred loan fees and unamortized premiums and unaccreted discounts.

(2)	Loans net of ASC 310-30 discount.

CRE loans include income producing real estate, construction and land loans where the interest rates may be fixed, variable or hybrid. Included in CRE loans are owner occupied CRE loans, and also non-owner occupied CRE loans where the borrowers rely on income from tenants to debt service the loan. Commercial business and trade finance in the C&I segment provide financing to businesses in a wide spectrum of industries.

Residential loans are comprised of single-family and multifamily loans. The Company offers first lien mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Company offers a variety of first lien mortgage loan programs, including fixed rate conforming loans and adjustable rate mortgage (“ARM”) loans with initial fixed periods of one to five years, which adjust annually thereafter.

Consumer loans are comprised of home equity lines of credit (“HELOCs”), auto loans, and insurance premium financing loans. As of December 31, 2016 and 2015, the Company’s HELOCs are the largest component of the consumer loan portfolio, and are secured by one-to-four unit residential properties located in its primary lending areas. The HELOCs loan portfolio is largely comprised of loans originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan to value ratio, typically 60% or less. The Company is in a first lien position for many of these reduced documentation HELOCs. These loans have historically experienced low delinquency and default rates.

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

As of December 31, 2016 and 2015, loans totaling $16.44 billion and $15.91 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the FHLB and the Federal Reserve Bank.

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

Pass and Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. These borrowers may have some credit risks that require monitoring, but full repayments are expected. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade. If potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information indicates that the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss, if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted based on changes in the borrowers’ financial status and the loans’ collectability.

The following tables present the credit risk rating for non-PCI loans by portfolio segment as of December 31, 2016 and 2015:

($ in thousands)	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non- PCI Loans
CRE:
Income producing	$7,476,804	$29,005	$161,852	$—	$—	$7,667,661
Construction	551,560	—	—	—	—	551,560
Land	107,976	—	13,290	10	—	121,276
C&I:
Commercial business	8,559,674	155,276	201,139	5,157	—	8,921,246
Trade finance	635,027	9,435	36,460	—	8	680,930
Residential:
Single-family	3,341,015	10,179	19,475	—	—	3,370,669
Multifamily	1,462,522	2,268	25,495	—	—	1,490,285
Consumer	2,043,405	6,764	6,898	—	—	2,057,067
Total	$24,177,983	$212,927	$464,609	$5,167	$8	$24,860,694

($ in thousands)	December 31, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non- PCI Loans
CRE:
Income producing	$6,665,994	$59,290	$205,238	$—	$15	$6,930,537
Construction	431,100	1,158	470	—	—	432,728
Land	172,093	—	15,349	—	—	187,442
C&I:
Commercial business	7,780,686	201,016	137,740	24,416	—	8,143,858
Trade finance	750,770	13,836	23,847	—	8	788,461
Residential:
Single-family	2,844,758	8,092	27,486	—	—	2,880,336
Multifamily	1,318,896	2,928	54,266	—	—	1,376,090
Consumer	1,927,755	1,246	4,541	—	—	1,933,542
Total	$21,892,052	$287,566	$468,937	$24,416	$23	$22,672,994

The following tables present the credit risk rating for PCI loans by portfolio segment as of December 31, 2016 and 2015:

($ in thousands)	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total PCI Loans
CRE:
Income producing	$293,529	$3,239	$51,680	$—	$—	$348,448
Construction	—	—	—	—	—	—
Land	1,562	—	356	—	—	1,918
C&I:
Commercial business	33,885	772	3,730	—	—	38,387
Trade finance	—	—	—	—	—	—
Residential:
Single-family	136,245	1,239	1,626	—	—	139,110
Multifamily	86,190	—	9,464	—	—	95,654
Consumer	17,433	316	1,179	—	—	18,928
Total (1)	$568,844	$5,566	$68,035	$—	$—	$642,445

($ in thousands)	December 31, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total PCI Loans
CRE:
Income producing	$440,100	$4,987	$96,188	$—	$—	$541,275
Construction	—	—	1,895	—	—	1,895
Land	4,285	—	1,910	—	—	6,195
C&I:
Commercial business	52,212	819	4,875	—	—	57,906
Trade finance	1,310	—	—	—	—	1,310
Residential:
Single-family	184,092	1,293	4,248	—	—	189,633
Multifamily	130,770	—	17,507	—	—	148,277
Consumer	23,121	452	690	—	—	24,263
Total (1)	$835,890	$7,551	$127,313	$—	$—	$970,754

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status. Additionally, non-PCI loans that are not 90 or more days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of December 31, 2016 and 2015:

($ in thousands)	December 31, 2016
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non- PCI Loans
CRE:
Income producing	$6,233	$14,080	$20,313	$14,872	$12,035	$26,907	$7,620,441	$7,667,661
Construction	4,994	—	4,994	—	—	—	546,566	551,560
Land	—	—	—	433	4,893	5,326	115,950	121,276
C&I:
Commercial business	45,052	2,279	47,331	60,511	20,737	81,248	8,792,667	8,921,246
Trade finance	—	—	—	8	—	8	680,922	680,930
Residential:
Single-family	9,595	8,076	17,671	—	4,214	4,214	3,348,784	3,370,669
Multifamily	3,951	374	4,325	2,790	194	2,984	1,482,976	1,490,285
Consumer	3,327	3,228	6,555	165	1,965	2,130	2,048,382	2,057,067
Total	$73,152	$28,037	$101,189	$78,779	$44,038	$122,817	$24,636,688	$24,860,694

($ in thousands)	December 31, 2015
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non- PCI Loans
CRE:
Income producing	$3,481	$25,254	$28,735	$11,393	$17,952	$29,345	$6,872,457	$6,930,537
Construction	—	—	—	14	—	14	432,714	432,728
Land	1,124	—	1,124	280	406	686	185,632	187,442
C&I:
Commercial business	2,029	1,203	3,232	50,747	14,128	64,875	8,075,751	8,143,858
Trade finance	—	—	—	8	—	8	788,453	788,461
Residential:
Single-family	7,649	2,919	10,568	104	8,655	8,759	2,861,009	2,880,336
Multifamily	6,339	983	7,322	6,473	9,795	16,268	1,352,500	1,376,090
Consumer	2,174	268	2,442	232	1,511	1,743	1,929,357	1,933,542
Total	$22,796	$30,627	$53,423	$69,251	$52,447	$121,698	$22,497,873	$22,672,994

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. Please refer to the discussion on PCI loans within this note for additional details on interest income recognition. As of December 31, 2016 and 2015, PCI loans on nonaccrual status totaled $11.7 million and $37.7 million, respectively.

Loans in Process of Foreclosure

As of December 31, 2016 and 2015, the Company had $3.1 million and $17.4 million, respectively, of recorded investment in consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions, which were not included in OREO. Foreclosed residential real estate properties with a carrying amount of $401 thousand were included in total net OREO of $6.7 million as of December 31, 2016. In comparison, foreclosed residential real estate properties with a carrying amount of $912 thousand were included in total net OREO of $7.0 million as of December 31, 2015.

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

The following tables present the additions to non-PCI TDRs for the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	6	$19,275	$18,824	$701
Land	1	$5,522	$4,883	$—
C&I:
Commercial business	17	$62,024	$35,278	$20,549
Trade finance	1	$3,967	$5,127	$25
Residential:
Single-family	3	$1,291	$1,268	$—
Consumer	3	$491	$382	$1

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	3	$1,802	$1,727	$—
Land	2	$2,227	$83	$102
C&I:
Commercial business	18	$42,816	$34,165	$6,726
Residential:
Single-family	1	$281	$279	$2

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	6	$8,829	$8,624	$43
C&I:
Commercial business	13	$4,379	$3,089	$2,205
Trade finance	1	$190	$73	$14
Residential:
Single-family	9	$11,454	$8,269	$—
Multifamily	6	$5,471	$3,705	$7
Consumer	1	$509	$504	$—

(1)	Includes subsequent payments after modification and reflects the balance as of December 31, 2016, 2015 and 2014.

(2)	The financial impact includes charge-offs and specific reserves recorded at the modification date.

The following tables present the non-PCI TDR modifications for the years ended December 31, 2016, 2015 and 2014 by modification type:

($ in thousands)	Modification Type During the Year Ended December 31, 2016
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other	Total
CRE	$22,633	$—	$—	$—	$1,074	$23,707
C&I	34,499	—	5,876	30	—	40,405
Residential	264	—	797	207	—	1,268
Consumer	333	—	49	—	—	382
Total	$57,729	$—	$6,722	$237	$1,074	$65,762

($ in thousands)	Modification Type During the Year Ended December 31, 2015
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other	Total
CRE	$548	$787	$—	$—	$475	$1,810
C&I	16,364	17,801	—	—	—	34,165
Residential	279	—	—	—	—	279
Total	$17,191	$18,588	$—	$—	$475	$36,254

($ in thousands)	Modification Type During the Year Ended December 31, 2014
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other	Total
CRE	$691	$5,100	$2,165	$—	$668	$8,624
C&I	2,677	73	94	—	318	3,162
Residential	9,756	1,471	—	—	747	11,974
Consumer	—	—	—	—	504	504
Total	$13,124	$6,644	$2,259	$—	$2,237	$24,264

(1)	Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Includes principal and interest deferments or reductions.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to have defaulted. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following table presents information for loans modified as TDRs within the previous 12 months that have subsequently defaulted during the years ended December 31, 2016, 2015 and 2014, and were still in default at the respective years ended:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Year Ended December 31,
	2016		2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
CRE:
Income producing	2	$3,150	—	$—	—	$—
Land	1	$4,883	—	$—	—	$—
C&I:
Commercial business	—	$—	—	$—	1	$957
Residential:
Single-family	—	$—	1	$279	—	$—

The amount of additional funds committed to lend to borrowers whose terms have been modified was $9.9 million as of December 31, 2016. In comparison, the amount of additional funds committed to lend to borrowers whose terms have been modified was immaterial as of December 31, 2015.

Impaired Loans

The following tables present information on non-PCI impaired loans as of December 31, 2016 and 2015:

($ in thousands)	December 31, 2016
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
CRE:
Income producing	$50,718	$32,507	$14,001	$46,508	$1,263
Land	6,457	5,427	443	5,870	63
C&I:
Commercial business	162,239	78,316	42,137	120,453	10,443
Trade finance	5,227	—	5,166	5,166	34
Residential:
Single-family	15,435	—	14,335	14,335	687
Multifamily	11,181	5,684	4,357	10,041	180
Consumer	4,016	—	3,682	3,682	31
Total	$255,273	$121,934	$84,121	$206,055	$12,701

($ in thousands)	December 31, 2015
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
CRE:
Income producing	$47,043	$24,416	$15,800	$40,216	$3,197
Construction	66	—	14	14	1
Land	1,537	660	685	1,345	118
C&I:
Commercial business	81,720	31,071	40,328	71,399	16,005
Trade finance	10,675	8	10,681	10,689	95
Residential:
Single-family	16,486	4,406	10,636	15,042	584
Multifamily	25,634	16,946	6,805	23,751	339
Consumer	1,240	—	1,242	1,242	60
Total	$184,401	$77,507	$86,191	$163,698	$20,399

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans during the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Year Ended December 31,
	2016		2015		2014
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
CRE:
Income producing	$47,064	$1,253	$43,598	$536	$54,509	$1,249
Construction	—	—	14	—	6,884	—
Land	6,388	34	2,726	39	8,627	298
C&I:
Commercial business	144,807	2,464	73,886	315	36,504	833
Trade finance	4,179	148	11,404	223	336	15
Residential:
Single-family	14,323	447	15,365	242	16,402	342
Multifamily	15,763	302	24,024	312	37,104	830
Consumer	3,703	63	1,252	47	1,258	47
Total non-PCI impaired loans	$236,227	$4,711	$172,269	$1,714	$161,624	$3,614

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal and not as interest income.

Allowance for Credit Losses

The following tables present a summary of activities in the allowance for loan losses by portfolio segment for the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Year Ended December 31, 2016
	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$81,191	$134,597	$39,292	$9,520	$264,600	$359	$264,959
(Reversal of) provision for loan losses	(9,497)	46,855	(3,670)	(1,729)	31,959	(241)	31,718
Charge-offs	(581)	(47,739)	(166)	(22)	(48,508)	—	(48,508)
Recoveries	1,691	8,453	1,877	330	12,351	—	12,351
Net recoveries (charge-offs)	1,110	(39,286)	1,711	308	(36,157)	—	(36,157)
Ending balance	$72,804	$142,166	$37,333	$8,099	$260,402	$118	$260,520

($ in thousands)	Year Ended December 31, 2015
	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$72,263	$134,598	$43,856	$10,248	$260,965	$714	$261,679
Provision for (reversal of) loan losses	3,338	11,640	(7,499)	(555)	6,924	(355)	6,569
Charge-offs	(1,545)	(20,423)	(1,686)	(600)	(24,254)	—	(24,254)
Recoveries	7,135	8,782	4,621	427	20,965	—	20,965
Net recoveries (charge-offs)	5,590	(11,641)	2,935	(173)	(3,289)	—	(3,289)
Ending balance	$81,191	$134,597	$39,292	$9,520	$264,600	$359	$264,959

($ in thousands)	Year Ended December 31, 2014
	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$70,154	$115,184	$50,716	$11,352	$247,406	$2,269	$249,675
Provision for (reversal of) loan losses	3,264	49,200	(8,167)	4,318	48,615	(1,032)	47,583
Charge-offs	(3,137)	(39,984)	(1,103)	(5,871)	(50,095)	(523)	(50,618)
Recoveries	1,982	10,198	2,410	449	15,039	—	15,039
Net (charge-offs) recoveries	(1,155)	(29,786)	1,307	(5,422)	(35,056)	(523)	(35,579)
Ending balance	$72,263	$134,598	$43,856	$10,248	$260,965	$714	$261,679

For further information on accounting policies and the methodology used to estimate the allowance for credit losses and loan charge-offs, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

The following table presents a summary of activities in the allowance for unfunded credit reserves during the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Year Ended December 31,
	2016	2015	2014
Beginning balance	$20,360	$12,712	$11,282
(Reversal of) provision for unfunded credit reserves	(4,239)	7,648	1,575
Charge-offs	—	—	(145)
Ending balance	$16,121	$20,360	$12,712

The allowance for unfunded credit reserves is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. See Note 13 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements for additional information related to unfunded credit reserves.

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of December 31, 2016 and 2015:

($ in thousands)	December 31, 2016
	CRE	C&I	Residential	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$1,326	$10,477	$867	$31	$12,701
Collectively evaluated for impairment	71,478	131,689	36,466	8,068	247,701
Acquired with deteriorated credit quality	112	1	5	—	118
Ending balance	$72,916	$142,167	$37,338	$8,099	$260,520

Recorded investment in loans
Individually evaluated for impairment	$52,378	$125,619	$24,376	$3,682	$206,055
Collectively evaluated for impairment	8,288,119	9,476,557	4,836,578	2,053,385	24,654,639
Acquired with deteriorated credit quality (1)	350,366	38,387	234,764	18,928	642,445
Ending balance (1)	$8,690,863	$9,640,563	$5,095,718	$2,075,995	$25,503,139

($ in thousands)	December 31, 2015
	CRE	C&I	Residential	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$3,316	$16,100	$923	$60	$20,399
Collectively evaluated for impairment	77,875	118,497	38,369	9,460	244,201
Acquired with deteriorated credit quality	347	9	3	—	359
Ending balance	$81,538	$134,606	$39,295	$9,520	$264,959

Recorded investment in loans
Individually evaluated for impairment	$41,575	$82,088	$38,793	$1,242	$163,698
Collectively evaluated for impairment	7,509,132	8,850,231	4,217,633	1,932,300	22,509,296
Acquired with deteriorated credit quality (1)	549,365	59,216	337,910	24,263	970,754
Ending balance (1)	$8,100,072	$8,991,535	$4,594,336	$1,957,805	$23,643,748

(1)	Loans net of ASC 310-30 discount.

PCI Loans

At the date of acquisition, PCI loans are pooled and accounted for at fair value, which represents the discounted value of the expected cash flows of the loan portfolio. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The cash flows expected over the life of the pools are estimated by an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows. The amount of expected cash flows over the initial investment in the loan represents the “accretable yield,” which is recognized as interest income on a level yield basis over the life of the loan. Prepayments affect the estimated life of PCI loans, which may change the amount of interest income, and possibly principal, expected to be collected. The excess of total contractual cash flows over the cash flows expected to be received at origination is deemed to be the “nonaccretable difference.”

The following table presents the changes in accretable yield for PCI loans for the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Year Ended December 31,
	2016	2015	2014
Beginning balance	$214,907	$311,688	$461,545
Addition	—	—	6,745
Accretion	(68,708)	(107,442)	(219,169)
Changes in expected cash flows	(9,952)	10,661	62,567
Ending balance	$136,247	$214,907	$311,688

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value. When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from the loans held-for-investment portfolio to the loans held-for-sale portfolio at the lower of cost or fair value.

Loans held-for-sale amounted to $23.1 million and $32.0 million as of December 31, 2016 and 2015, respectively, and were comprised primarily of consumer loans. Transfers of loans held-for-investment to loans held-for-sale were $814.2 million for the year ended December 31, 2016. These loan transfers were comprised of C&I, multifamily residential and CRE loans. In comparison, $1.69 billion and $837.4 million of loans held-for-investment were transferred to loans held-for-sale during the years ended December 31, 2015 and 2014, respectively. These loan transfers were comprised primarily of single-family residential and C&I loans for the year ended December 31, 2015, and consumer and C&I loans for the year ended December 31, 2014. The Company recorded $1.9 million, $5.1 million and $5.2 million, respectively, in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held-for-sale for the years ended December 31, 2016, 2015 and 2014.

During the year ended December 31, 2016, the Company sold or securitized $571.3 million in originated loans, which were primarily comprised of mutifamily, C&I and CRE loans, resulting in net gains of $11.5 million. During the same period, the Company also recorded $1.1 million in net gains and $641 thousand in mortgage servicing rights, and retained $160.1 million of the senior tranche of the resulting securities from the securitization of $201.7 million of multifamily loans. In comparison, during the year ended December 31, 2015, the Company sold $1.04 billion in originated loans, which were comprised primarily of single-family residential and C&I loans, resulting in net gains of $26.1 million. During the year ended December 31, 2014, the Company sold $68.1 million in originated loans, which were comprised primarily of C&I loans, resulting in net gains of $7.2 million.

From time to time, the Company purchases and sells loans in the secondary market. During the year ended December 31, 2016, the Company purchased approximately $1.14 billion of loans, compared to $282.4 million and $865.2 million, respectively, during the years ended December 31, 2015 and 2014. The increase in the loans purchased in 2016, compared to 2015, was primarily due to the purchase of single-family residential loans that were made to low-to-moderate income borrowers. Other loan purchases were largely made within the Company’s syndicated loan portfolio. Certain purchased loans were transferred from loans held-for-investment to loans held-for-sale and a write-down to allowance for loan losses was recorded, where appropriate. During the year ended December 31, 2016, the Company sold $259.1 million of loans in the secondary market at net gains of $188 thousand. In comparison, the Company sold $661.9 million and $1.02 billion, respectively, of loans in the secondary market during the years ended December 31, 2015 and 2014, resulting in net gains of $1.7 million and $31.9 million, respectively, during the same periods.

For the years ended December 31, 2016 and 2015, the Company recorded valuation adjustments of $5.6 million and $3.0 million, respectively, in Net gains on sales of loans on the Consolidated Statements of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value. No such valuation adjustment was recorded for the year ended December 31, 2014.

NOTE 8	—	INVESTMENTS IN QUALIFIED AFFORDABLE HOUSING PARTNERSHIPS, TAX CREDIT AND OTHER INVESTMENTS, NET

The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate income.  The Company invests in certain affordable housing limited partnerships that qualify for CRA credits. Such limited partnerships are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  In addition to affordable housing limited partnerships, the Company invests in new market tax credit projects that qualify for CRA credits and eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, while the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

Investments in Qualified Affordable Housing Partnerships, Net

The Company records its investments in qualified affordable housing partnerships, net, using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization on the Consolidated Statements of Income as a component of income tax expense. The following table presents the balances of the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of the periods indicated:

($ in thousands)	December 31,
	2016	2015
Investments in qualified affordable housing partnerships, net	$183,917	$193,978
Accrued expenses and other liabilities — Unfunded commitments	$57,243	$61,525

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the periods indicated:

($ in thousands)	Year Ended December 31,
	2016	2015	2014
Tax credits and other tax benefits recognized	$37,252	$38,271	$32,613
Amortization expense included in income tax expense	$28,206	$26,814	$21,428

Investments in Tax Credit and Other Investments, Net

Investments in tax credit and other investments, net, were $173.3 million and $187.5 million as of December 31, 2016 and 2015, respectively. The Company is not the primary beneficiary in these partnerships and, therefore, is not required to consolidate its investments in tax credit and other investments on the Consolidated Financial Statements. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company applies either the equity method or cost method of accounting.

Total unfunded commitments for these investments were $117.0 million and $113.2 million as of December 31, 2016 and 2015, respectively, and were included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Amortization of tax credit and other investments were $83.4 million, $36.1 million and $44.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s unfunded commitments related to investments in qualified affordable housing partnerships, tax credit and other investments, net, are estimated to be paid as follows:

Estimates for the Years Ending December 31,	Amount ($ in thousands)
2017	$96,390
2018	34,849
2019	17,254
2020	12,502
2021	8,172
Thereafter	5,089
Total	$174,256

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Total goodwill of $469.4 million remained unchanged as of December 31, 2016 compared to December 31, 2015. Goodwill is tested for impairment on an annual basis as of December 31st, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s three operating segments, Retail Banking, Commercial Banking, and Other, are equivalent to the Company’s reporting units. For complete discussion and disclosure, see Note 19 - Business Segments to the Consolidated Financial Statements.

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2016 to determine whether and to what extent, if any, recorded goodwill was impaired. The Company used an income approach or a combined income and market approach to determine the fair value of the reporting units. Under the income approach, the Company provided a net income projection for the next three years plus a terminal growth rate that was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which represents the cost savings that a purchaser of the reporting units could achieve by eliminating duplicative costs. Under the combined income and market approaches, the fair value from each approach was weighted based on management’s judgment to determine the fair value. As a result of this analysis, the Company determined that there was no goodwill impairment as of December 31, 2016 as the fair values of all reporting units exceeded the current carrying amounts of the goodwill. No assurance can be given that goodwill will not be written down in future periods.

Core Deposits Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. There were no impairment write-downs on core deposit intangibles for the years ended December 31, 2016, 2015 and 2014.

The following table presents the gross carrying value of intangible assets and accumulated amortization for the years ended December 31, 2016 and 2015:

($ in thousands)	December 31,
	2016	2015
Gross balance	$108,814	$108,814
Accumulated amortization	80,825	72,739
Net carrying balance	$27,989	$36,075

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the intangible assets was $8.1 million, $9.2 million and $10.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table presents the estimated future amortization expense of the core deposit intangibles at December 31, 2016:

Years Ending December 31,	Amount ($ in thousands)
2017	$6,935
2018	5,883
2019	4,864
2020	3,846
2021	2,833
Thereafter	3,628
Total	$27,989

NOTE 10 — CUSTOMER DEPOSITS

The following table presents the balances for customer deposits as of December 31, 2016 and 2015:

	December 31,
($ in thousands)	2016	2015
Core deposits:
Noninterest-bearing demand	$10,183,946	$8,656,805
Interest-bearing checking	3,674,417	3,336,293
Money market	8,174,854	6,932,962
Savings	2,242,497	1,933,026
Total core deposits	24,275,714	20,859,086
Time deposits:
Less than $100,000	1,300,091	1,570,353
$100,000 or greater	4,315,178	5,046,542
Total time deposits	5,615,269	6,616,895
Total deposits	$29,890,983	$27,475,981

Time deposits in the $100 thousand or greater category included $219.7 million and $191.0 million of deposits held by the Company’s foreign banking offices located in Hong Kong; and $329.9 million and $267.0 million of deposits held by the Company’s foreign banking offices located in China as of December 31, 2016 and 2015, respectively.

The aggregate amount of domestic time deposits that meet or exceed the current FDIC insurance limit of $250,000 was $2.35 billion and $3.03 billion as of December 31, 2016 and 2015, respectively. The aggregate amount of foreign office time deposits, including both Hong Kong and China that meet or exceed the current FDIC insurance limit of $250,000 was $538.0 million and $444.1 million as of December 31, 2016 and 2015, respectively.

The following table presents the scheduled maturities of time deposits as of December 31, 2016:

Years Ending December 31,	Amount ($ in thousands)
2017	$4,665,713
2018	529,030
2019	192,410
2020	91,171
2021	92,038
Thereafter	44,907
Total	$5,615,269

NOTE 11 — FHLB ADVANCES AND LONG-TERM DEBT

FHLB Advances

FHLB advances totaled $321.6 million and $1.02 billion as of December 31, 2016 and 2015, respectively. The FHLB advances have floating interest rates that reset monthly or quarterly based on London Interbank Offered Rate (“LIBOR”). The weighted average interest rate was 1.13% and 0.51% as of December 31, 2016 and 2015, respectively. The interest rates ranged from 0.41% to 1.27% and 0.51% to 0.63% in 2016 and 2015, respectively. As of December 31, 2016, FHLB advances that will mature in the next five years are as follows: 2017 — $0.0 million; 2018 — $0.0 million; 2019 — $80.6 million; 2020 — $0.0 million; 2021 — $0.0 million and thereafter — $241.0 million.

The Company’s available borrowing capacity from FHLB advances totaled $5.58 billion and $4.45 billion as of December 31, 2016 and 2015, respectively. The Company’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB reduced by its outstanding FHLB advances. As of December 31, 2016 and 2015, all advances were secured by real estate loans.

Long-Term Debt

The following table presents the components of long-term debt as of December 31, 2016 and 2015:

($ in thousands)	December 31,
	2016	2015
Junior subordinated debt	$146,327	$146,084
Term loan	40,000	60,000
Total long-term debt	$186,327	$206,084

Junior Subordinated Debt — As of December 31, 2016, the Company has six statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. The junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six of the Company’s wholly-owned subsidiaries in conjunction with these transactions. The common stock is recorded in other assets for the amount issued in connection with these junior subordinated debt issuances.

The following table presents the outstanding junior subordinated debt issued by each trust:

Issuer	Stated Maturity (1)	Stated Interest Rate	Current Rate	December 31, 2016		December 31, 2015
				Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts
($ in thousands)
East West Capital Trust V	November 2034	3-month LIBOR + 1.80%	2.72%	$464	$15,000	$464	$15,000
East West Capital Trust VI	September 2035	3-month LIBOR + 1.50%	2.46%	619	20,000	619	20,000
East West Capital Trust VII	June 2036	3-month LIBOR + 1.35%	2.31%	928	30,000	928	30,000
East West Capital Trust VIII	June 2037	3-month LIBOR + 1.40%	2.35%	619	18,000	619	18,000
East West Capital Trust IX	September 2037	3-month LIBOR + 1.90%	2.86%	928	30,000	928	30,000
MCBI Statutory Trust I	December 2035	3-month LIBOR + 1.55%	2.51%	1,083	35,000	1,083	35,000
Total				$4,641	$148,000	$4,641	$148,000

(1)	All the above debt instruments are subject to call options where early redemption requires appropriate notice.

The proceeds from these issuances represent liabilities of the Company to the Trusts and are reported on the Consolidated Balance Sheets as a component of long-term debt. Interest payments on these securities are made quarterly and are deductible for tax purposes. Beginning in 2016, trust preferred securities no longer qualify as Tier I capital and are limited to Tier II capital for regulatory purposes, based on the final rules issued by the Federal Reserve (“Basel III Capital Rules”). For further discussion, see Item 1. Business — Supervision and Regulation — Capital Requirements.

Term Loan — In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month LIBOR plus 150 basis points and the weighted average interest rate was 2.24% and 1.83% for the years ended December 31, 2016 and 2015, respectively. The outstanding balance of the term loan was $40.0 million and $60.0 million as of December 31, 2016 and 2015, respectively.

NOTE 12 — INCOME TAXES

Income tax expense was $140.5 million for the year ended December 31, 2016, compared to $194.0 million and $101.1 million for years ended December 31, 2015 and 2014, respectively. The effective tax rates were 24.6%, 33.5% and 22.6% for the years ended December 31, 2016, 2015 and 2014, respectively. The lower effective tax rate during the year ended December 31, 2016 compared to the same period in 2015 was attributable to additional tax credits that were recognized from investments in qualified affordable housing, historic rehabilitation and renewable energy projects during the year ended December 31, 2016. The Company recognizes investment tax credits from these investments in the year the tax credits arise under the flow-through method of accounting. Included in income tax expense recognized during the years ended December 31, 2016, 2015 and 2014 were $126.2 million, $67.6 million and $85.7 million, respectively, of tax credits generated from investments in qualified affordable housing partnerships and other tax credit investments.

The following table presents the components of income tax expense for the years indicated:

($ in thousands)	Year Ended December 31,
	2016	2015	2014
Current income tax expense (benefit):
Federal	$63,642	$(62,829)	$174,640
State	48,558	(4,750)	70,527
Foreign	1,345	409	3,846
Total current income tax expense (benefit)	113,545	(67,170)	249,013
Deferred income tax expense (benefit):
Federal	25,296	199,858	(111,122)
State	1,883	60,437	(36,040)
Foreign	(213)	919	(706)
Total deferred income tax expense (benefit)	26,966	261,214	(147,868)
Income tax expense	$140,511	$194,044	$101,145

The preceding table does not include the tax benefit associated with the Company’s stock compensation plans recorded directly to the Consolidated Statements of Changes in Stockholders’ Equity of $1.1 million, $3.3 million and $6.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table presents the reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	6.1	6.3	5.0
Tax credits, net of amortization	(18.3)	(8.7)	(16.7)
Other, net	1.8	0.9	(0.7)
Effective income tax rate	24.6%	33.5%	22.6%

The tax effects of temporary differences that give rise to significant portion of deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 are presented below:

($ in thousands)	December 31,
	2016				2015
	Federal	State	Foreign	Total	Federal	State	Foreign	Total
Deferred tax assets:
Allowance for loan losses and OREO reserves	$97,921	$27,792	$1,365	$127,078	$102,382	$28,686	$1,153	$132,221
Investments in partnerships, tax credit and other investments, net	—	—	—	—	(1,250)	3,894	—	2,644
Net operating loss (“NOL”) carryforwards	—	283	—	283	—	282	—	282
Deferred compensation	20,093	5,731	—	25,824	21,484	6,028	—	27,512
Mortgage servicing assets	—	—	—	—	875	243	—	1,118
Purchased loan premiums	170	48	—	218	172	48	—	220
Unrealized losses on securities	16,253	5,315	—	21,568	4,070	1,083	—	5,153
State taxes	1,333	—	—	1,333	—	—	—	—
Interest income on nonaccrual loans	4,461	1,258	—	5,719	4,124	1,144	—	5,268
Other, net	1,883	4,938	97	6,918	13,520	3,769	96	17,385
Total gross deferred tax assets	142,114	45,365	1,462	188,941	145,377	45,177	1,249	191,803
Valuation allowance	—	(283)	—	(283)	—	(282)	—	(282)
Total deferred tax assets, net of valuation allowance	$142,114	$45,082	$1,462	$188,658	$145,377	$44,895	$1,249	$191,521
Deferred tax liabilities:
Core deposit intangibles	$(9,768)	$(2,874)	$—	$(12,642)	$(12,588)	$(3,616)	$—	$(16,204)
Investments in partnerships, tax credit and other investments, net	(7,012)	5,318	—	(1,694)	—	—	—	—
Property, plant and equipment	(26,406)	(5,226)	—	(31,632)	(15,167)	(4,093)	—	(19,260)
FHLB stock dividends	(1,189)	(335)	—	(1,524)	(2,229)	(618)	—	(2,847)
Deferred loan fees	—	—	—	—	(1,198)	(332)	—	(1,530)
State taxes	—	—	—	—	(912)	—	—	(912)
Mortgage servicing assets	(184)	(52)	—	(236)	—	—	—	—
Acquired debt	(2,210)	(623)	—	(2,833)	(2,295)	(637)	—	(2,932)
Acquired loans and OREO	(5,407)	(1,242)	(406)	(7,055)	(7,222)	(1,714)	(406)	(9,342)
Other, net	(1,025)	(319)	—	(1,344)	(1,740)	(883)	—	(2,623)
Total gross deferred tax liabilities	(53,201)	(5,353)	(406)	(58,960)	(43,351)	(11,893)	(406)	(55,650)
Net deferred tax assets	$88,913	$39,729	$1,056	$129,698	$102,026	$33,002	$843	$135,871

The tax benefits of deductible temporary differences and tax carryforwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carryforwards to be more likely than not. A valuation allowance is used, as needed, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Evidence the Company considered includes the Company’s ability to generate future taxable income, implement tax-planning strategies, and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company expects to have sufficient taxable income in future years to fully realize the deferred tax assets. Apart from this factor, the Company also performed an overall assessment by weighing all positive evidence against all negative evidence and concluded that it is more likely than not that all of the benefits of the deferred assets will be realized, with the exception of the deferred tax assets related to certain state NOL carryforwards. For states other than California, Georgia, Massachusetts and New York, since management believes that the state NOL carryforwards may not be fully utilized, a valuation allowance was recorded accordingly. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with the standards of ASC 740-10. As of December 31, 2016 and 2015, the Company recorded net deferred tax assets of $129.7 million and $135.9 million, respectively, in Other assets on the Consolidated Balance Sheets.

The following table summarizes the activities related to the Company’s unrecognized tax benefits:

($ in thousands)	Year Ended December 31,
	2016	2015
Beginning Balance	$7,125	$5,020
Additions for tax positions of prior years	5,819	2,105
Settlements	(2,525)	—
Ending Balance	$10,419	$7,125

As of December 31, 2016 and 2015, the total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in the future was $6.8 million and $4.6 million, respectively. The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of Income Tax Expense on the Consolidated Statements of Income. The Company recorded a charge (reversal) of $6.2 million, ($460) thousand and $597 thousand of interest and penalties for the years ended December 31, 2016, 2015 and 2014, respectively. Total accrued interest and penalties included in Accrued expenses and other liabilities on the Consolidated Balance Sheets were $7.9 million and $1.8 million as of December 31, 2016 and 2015, respectively.

The foreign provision for income taxes is based on foreign pre-tax earnings of $4.5 million, $5.3 million and $12.6 million in 2016, 2015 and 2014, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the U.S. All of the Company’s undistributed international earnings intended to be indefinitely reinvested in operations outside the U.S. were generated by the Company’s subsidiary organized in China, which has a statutory tax rate of 25%. As of December 31, 2016, U.S. income taxes have not been provided on a cumulative total of $31.0 million of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be $3.1 million.

Every year, subsequent to 2012, the Company has executed a Memorandum of Understanding (“MOU”) with the Internal Revenue Service (“IRS”) to voluntarily participate in the IRS Compliance Assurance Process (“CAP”). Under the CAP, the IRS audits the tax position of the Company, and identifies and resolves any tax issues that may arise throughout the tax year. The objective of the CAP is to resolve issues in a timely and contemporaneous manner and eliminate the need for a lengthy post-filing examination. Filed in September 2015, the 2014 tax return received a full acceptance of all tax matters from the IRS. The Company has executed a MOU with the IRS for the 2015 to 2017 tax years. For federal tax purposes, tax years from 2013 and beyond remain open. During the year ended December 31, 2016, the Company closed its audits for the tax years 2003 to 2008 with the California Franchise Tax Board and received a settlement of $4.7 million related to various refund claims under review. This settlement contributed to a $3.0 million income tax benefit during the year ended December 31, 2016. For California franchise tax purposes, tax years from 2009 and beyond remain open. The City of New York initiated an audit of the Company’s corporate income tax return for the 2012 to 2014 tax years in September 2016. The Company does not believe that the outcome of unresolved issues or claims in any tax jurisdiction is likely to be material to the Company’s financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change in the next twelve months.

NOTE 13 — COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Credit Extensions — In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected on the Consolidated Financial Statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded commitments and outstanding commercial and standby letters of credit (“SBLCs”). The following table summarizes the Company’s credit-related commitments as of December 31, 2016 and 2015:

($ in thousands)	December 31,
	2016	2015
Loan commitments	$5,077,869	$3,370,271
Commercial letters of credit and SBLCs	$1,525,613	$1,293,547

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Of the $5.08 billion unfunded loan commitments as of December 31, 2016, approximately $2.22 billion will expire within one year or less, $2.33 billion after one year through three years, $463.9 million after three years through five years, and $63.6 million thereafter. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while SBLCs generally are contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on their behalf. If a customer fails to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. Total letters of credit of $1.53 billion consisted of commercial letters of credit of $46.8 million and SBLCs of $1.48 billion as of December 31, 2016. Approximately $404.2 million of total letters of credit will expire within one year or less, $588.1 million after one year through three years, $325.1 million after three years through five years, and $208.2 million thereafter.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves and amounted to $15.7 million and $19.8 million as of December 31, 2016 and 2015, respectively. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

Guarantees — The Company has sold or securitized loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to make payments when the loans default. As of December 31, 2016 and December 31, 2015, the unpaid principal balance of total single-family and multifamily loans sold or securitized with recourse amounted to $150.5 million and $191.3 million, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

Lease Commitments — The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $24.1 million, $24.6 million and $26.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum rental payments under non-cancellable operating leases are estimated as follows:

Years Ending December 31,	Amount ($ in thousands)
2017	$25,334
2018	22,083
2019	18,853
2020	14,699
2021	11,617
Thereafter	31,571
Total	$124,157

Related Party Transactions — In the ordinary course of business, the Company may enter into transactions with various related parties. The Company’s related party transactions were not material for the years ended December 31, 2016 and 2015.

Litigation — The Company is a party to various legal actions arising in the normal course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for currently outstanding lawsuits, claims, and proceedings when a loss contingency is probable and can be reasonably estimated. The outcome of such legal actions is inherently difficult to predict and it is possible that one or more of the currently pending, or threatened legal or regulatory matters could have a material adverse effect on the Company’s liquidity, consolidated financial position, and/or results of operations. Based on the information currently available, advice of counsel and established reserves, the Company believes that the eventual outcome of pending legal matters will not individually or in the aggregate have a material adverse effect on the Company’s Consolidated Financial Statements. On September 8, 2014, a jury in the case titled “F&F, LLC and 618 Investment, Inc. v. East West Bank,” Superior Court of the State of California for the County of Los Angeles, Case No. BC462714, delivered a verdict in favor of plaintiff F&F, LLC. On November 2, 2016, the Company and plaintiff entered into a settlement agreement, fully resolving and discharging this matter, whereby the Company has agreed to pay $25.0 million to the plaintiff. The litigation accrual was $25.0 million and $35.4 million as of December 31, 2016 and 2015, respectively. The $25.0 million settlement was subsequently paid to the plaintiff in January 2017.

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships and other tax credit investments qualifying for community reinvestment tax credits or other types of tax credits. These commitments are payable on demand. As of December 31, 2016 and 2015, these commitments were $174.3 million and $174.7 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

NOTE 14 — STOCK COMPENSATION PLANS

Pursuant to the Company’s 2016 Stock Incentive Plan, the Company may issue stock options, RSAs, RSUs, stock appreciation rights, stock purchase warrants, phantom stock and dividend equivalents to certain employees and non-employee directors of the Company and its subsidiaries. An aggregate of 14.0 million shares of common stock were authorized under the 2016 Stock Incentive Plan, and the total number available for grant was approximately 5.4 million as of December 31, 2016.

The following table summarizes the total share-based compensation expense and the related net tax benefit associated with its various employee share-based compensation plans for the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Year Ended December 31,
	2016	2015	2014
Stock compensation costs	$22,102	$16,502	$13,883
Net tax benefit recognized in equity for stock compensation plans	$1,055	$3,291	$6,513

Stock Options — The Company issues stock options to certain employees, officers and directors. Stock options are issued at the current market price on the date of grant. No options have been granted since 2011. As of December 31, 2014, the Company had 42,116 stock options outstanding that were vested and exercisable at a weighted average exercise price of $20.75. The options had a four-year vesting period and contractual term of seven years. During 2015, all outstanding stock options have been fully exercised and there were no outstanding options as of December 31, 2015 and December 31, 2016.

The following table presents information related to stock options for the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Year Ended December 31,
	2016	2015	2014
Cash proceeds from options exercised	$—	$874	$4,937
Net tax benefit recognized from options exercised	$—	$320	$1,398
Total intrinsic value of options exercised	$—	$760	$3,546

 RSAs and RSUs — RSAs and RSUs are granted under our long-term incentive plan at no cost to the recipient. RSAs vest ratably over three years, cliff vest after three years, or vest at a rate of 50% each at the fourth and fifth year of continued employment from the date of the grant. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. RSAs and RSUs entitle the recipient to receive cash dividends equivalent to any dividends paid on the underlying common stock during the period the RSAs and RSUs are outstanding. The RSAs have non-forfeitable rights to dividends or dividend equivalents and, as such, are considered participating securities as discussed in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements. During 2015, all RSAs have vested and there were no outstanding RSAs as of December 31, 2016. While a portion of the RSAs and RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals. All RSAs and RSUs are subject to forfeiture until vested.

The following table presents a summary of the activity for the Company’s time-based and performance-based RSUs during the year ended December 31, 2016 based on the target amount of awards:

	2016
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	933,312	$36.83	389,358	$34.21
Granted	529,385	31.86	159,407	29.18
Vested	(125,608)	25.78	(138,019)	25.25
Forfeited	(118,375)	35.80	—	—
Outstanding at end of year	1,218,714	$35.92	410,746	$35.27

The weighted average fair values of the time-based awards granted during 2016, 2015 and 2014 were $31.86, $40.36 and $36.59, respectively. The weighted average fair value of the performance-based awards granted during the year ended December 31, 2016, 2015 and 2014 were $29.18, $41.15 and $36.85, respectively. The total fair value of time-based awards that vested during 2016, 2015 and 2014 was $4.2 million, $9.1 million and $21.6 million, respectively. The total fair value of performance-based awards that vested during 2016, 2015 and 2014 was $4.4 million, $5.8 million and $3.1 million, respectively.

Compensation costs for the time-based awards are based on the quoted market price of the Company’s stock at the grant date. Compensation costs for performance-based awards are based on the grant date fair value of the performance-based awards which considers both market and performance conditions. The associated compensation expense of the performance-based awards fluctuates with the estimated outcome of meeting the performance condition, where the total amount of compensation expense recognized on these awards will be finalized upon vesting of such awards.

Compensation costs of both time-based and performance-based awards are recognized on a straight-line basis from the grant date until the vesting date of each grant. As of December 31, 2016, total unrecognized compensation cost related to time-based and performance-based RSUs amounted to $21.9 million and $9.6 million, respectively. This cost is expected to be recognized over a weighted average period of 1.84 years and 1.71 years, respectively.

Stock Purchase Plan — The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) provides eligible employees of the Company the right to purchase shares of its common stock at a discount. Employees could purchase shares at 90% of the fair market price subject to an annual purchase limitation of $22,500 per employee. As of December 31, 2016, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense has been recognized. 2,000,000 shares of the Company’s common stock have been made available for sale under the Purchase Plan. During 2016 and 2015, 67,198 shares totaling $2.1 million and 55,485 shares totaling $2.0 million, respectively, have been sold to employees under the Purchase Plan. As of December 31, 2016, there were 572,030 shares available under the Purchase Plan.

NOTE 15 — EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution plan, the East West Bank Employees 401(k) Savings Plan (the “Plan”), designed to provide retirement benefits financed by participants’ tax deferred contributions for the benefits of its employees. A Roth 401(k) investing option is also available to the participants, which is designed to be made on an after-tax basis. Under the terms of the Plan, eligible employees may elect to defer up to 80% of their compensation before taxes, up to the dollar limit imposed by the IRS for tax purposes. Participants can also designate a part or all of their contributions as Roth 401(k) contributions. Effective as of April 1, 2014, the Company matches 75% of the first 6% of the Plan participant’s deferred compensation. The Company’s contributions to the Plan are determined annually by the Board of Directors (the “Board”) in accordance with the Plan requirements. Plan participants become vested in the matching contributions received from the Plan sponsor at the rate of 20% per year for each full year of service after the first year such that the Plan participants become 100% vested after five years of credited service. For the Plan years ended December 31, 2016, 2015 and 2014, the Company expensed $8.4 million, $7.5 million and $5.9 million, respectively.

During 2002, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP meets the definition of a pension plan per ASC 715-30, Compensation — Retirement Benefits — Defined Benefit Plans — Pension, pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board upon retirement based upon the officers’ years of service and compensation. The SERP is an unfunded, non-qualified plan under which the participants have no rights beyond those of a general creditor of the Company, and there are no specific assets set aside by the Company in connection with the plan. As of December 31, 2016, there were no additional benefits to be accrued for under the SERP. As of December 31, 2016 and 2015, there were one and two executives remaining under the SERP. For the years ended December 31, 2016, 2015, and 2014, $624 thousand, $619 thousand and $583 thousand, respectively, of benefits were expensed and accrued for. The benefit obligation was $4.1 million and $6.1 million as of December 31, 2016 and 2015. The following table presents a summary of expected SERP payments to be paid for the next five years and thereafter as of December 31, 2016:

Years Ending December 31,	Amount ($ in thousands)
2017	$310
2018	319
2019	329
2020	339
2021	349
Thereafter	8,214
Total	$9,860

NOTE 16 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

Warrant — The Company acquired MetroCorp on January 17, 2014. Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock.  Upon the acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant has not been exercised as of December 31, 2016.

Quarterly Dividends — The Company paid quarterly dividends on its common stock of $0.20 per share for each quarter of 2016. In comparison, the Company paid quarterly dividends on its common stock of $0.20 and $0.18 per share for each quarter of 2015 and 2014, respectively. Total dividends amounting to $116.6 million, $116.2 million and $104.0 million were paid to the Company’s common stockholders during the years ended December 31, 2016, 2015 and 2014, respectively.

EPS — The following table presents the EPS calculations for the years ended December 31, 2016, 2015 and 2014. The Company applied the two-class method in the computation of basic and diluted EPS in the periods when the RSAs were outstanding. The RSAs were fully vested as of December 31, 2015. As of December 31, 2016, there were no outstanding RSAs. For additional information regarding the Company’s EPS calculation, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

($ and shares in thousands, except per share data)	Year Ended December 31,
	2016	2015	2014
Basic
Net income	$431,677	$384,677	$345,878
Less: Earnings allocated to participating securities	—	3	506
Net income allocated to common stockholders	$431,677	$384,674	$345,372

Basic weighted average common shares outstanding	144,087	143,818	142,952
Basic EPS	$3.00	$2.67	$2.42

Diluted
Net income allocated to common stockholders	$431,677	$384,674	$345,372

Basic weighted average common shares outstanding	144,087	143,818	142,952
Diluted potential common shares (1)	1,085	694	611
Diluted weighted average common shares outstanding	145,172	144,512	143,563
Diluted EPS	$2.97	$2.66	$2.41

(1)	Includes dilutive shares from RSUs and warrants for the years ended December 31, 2016, 2015 and 2014. Also includes dilutive shares from stock options for the years ended December 31, 2015 and 2014.

For the years ended December 31, 2016 and 2015, approximately 8 thousand and 16 thousand weighted average anti-dilutive shares from RSUs, respectively, were excluded from the diluted EPS computation. For the year ended December 31, 2014, approximately 27 thousand weighted average anti-dilutive shares, comprised of stock options and RSUs, were excluded from the diluted EPS computation.

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the components of AOCI balances for the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Year Ended December 31,
	2016			2015			2014
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Total
Beginning balance	$(6,144)	$(8,797)	$(14,941)	$4,237	$—	$4,237	$(30,459)	$(30,459)
Net unrealized (losses) gains arising during the period	(16,623)	(10,577)	(27,200)	13,012	(8,797)	4,215	40,911	40,911
Amounts reclassified from AOCI	(6,005)	—	(6,005)	(23,393)	—	(23,393)	(6,215)	(6,215)
Changes, net of taxes	(22,628)	(10,577)	(33,205)	(10,381)	(8,797)	(19,178)	34,696	34,696
Ending balance	$(28,772)	$(19,374)	$(48,146)	$(6,144)	$(8,797)	$(14,941)	$4,237	$4,237

(1)
Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. In the third quarter of 2015, there was a change in functional currency from USD to the local currency of the Company’s foreign subsidiary.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Year Ended December 31,
	2016			2015			2014
	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax
Available-for-sale investment securities:
Net unrealized (losses) gains arising during the period	$(28,681)	$12,058	$(16,623)	$22,454	$(9,442)	$13,012	$70,537	$(29,626)	$40,911
Net realized gains reclassified into net income (1)	(10,362)	4,357	(6,005)	(40,367)	16,974	(23,393)	(10,715)	4,500	(6,215)
Net change	(39,043)	16,415	(22,628)	(17,913)	7,532	(10,381)	59,822	(25,126)	34,696
Foreign currency translation adjustments:
Net unrealized losses arising during period	(10,577)	—	(10,577)	(8,797)	—	(8,797)	—	—	—
Net change	(10,577)	—	(10,577)	(8,797)	—	(8,797)	—	—	—
Other comprehensive (loss)income	$(49,620)	$16,415	$(33,205)	$(26,710)	$7,532	$(19,178)	$59,822	$(25,126)	$34,696

(1)	For the years ended December 31, 2016, 2015 and 2014, the pretax amounts were reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statements of Income.

NOTE 18 — REGULATORY REQUIREMENTS AND MATTERS

Capital Adequacy — The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank is a member bank of the Federal Reserve System and the Federal Reserve Bank is the Bank’s primary regulator. In July 2013, the Federal Reserve Bank published Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision. The Basel III Capital Rules apply to all depository institutions and top-tier bank holding companies with assets of $500.0 million or more, and accordingly are effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain of their components). The Basel III Capital Rules: (i) introduced a new capital measure called Common Equity Tier I Risk-based Capital (“CET1”) and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specified that Tier I capital consists of CET1 and “Additional Tier I capital” instruments, which are instruments treated as Tier I instruments under the prior capital rules that meet certain revised requirements; (iii) mandated that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital, compared to existing regulations. The Basel III Capital Rules also prescribed a new standardized approach for risk weightings that expanded the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories.

The Federal Deposit Insurance Corporation Improvement Act of 1991 requires that the federal regulatory agencies adopt regulations defining capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The Basel III Capital Rule requires that banking organizations maintain a minimum CET1 ratio of 4.5%, a Tier I capital ratio of 6.0%, and a total capital ratio of 8.0% to be considered adequately capitalized. Failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.

As of December 31, 2016 and 2015, the Company and the Bank were both categorized as well capitalized based on applicable U.S. regulatory capital ratio requirements in accordance with Basel III standardized approaches, as set forth in the table below. The Company believes that no changes in conditions or events have occurred since December 31, 2016, which would result in changes that would cause the Company or the Bank to fall below the well capitalized level. The following tables present the regulatory capital information of the Company and the Bank as of December 31, 2016 and 2015:

	Basel III
	December 31, 2016				December 31, 2015
($ in thousands)	Actual		Minimum Requirement	Well Capitalized Requirement	Actual		Minimum Requirement	Well Capitalized Requirement
	Amount	Ratio	Ratio	Ratio	Amount	Ratio	Ratio	Ratio

Total capital (to risk-weighted assets)
Company	$3,400,642	12.4%	8.0%	10.0%	$3,082,945	12.2%	8.0%	10.0%
East West Bank	$3,371,885	12.3%	8.0%	10.0%	$3,039,524	12.1%	8.0%	10.0%
Tier I capital (to risk-weighted assets)
Company	$2,976,002	10.9%	6.0%	8.0%	$2,686,627	10.7%	6.0%	8.0%
East West Bank	$3,095,245	11.3%	6.0%	8.0%	$2,754,201	11.0%	6.0%	8.0%
CET1 capital (to risk-weighted assets)
Company	$2,976,002	10.9%	4.5%	6.5%	$2,650,413	10.5%	4.5%	6.5%
East West Bank	$3,095,245	11.3%	4.5%	6.5%	$2,754,201	11.0%	4.5%	6.5%
Tier I leverage capital (to adjusted average assets)
Company	$2,976,002	8.7%	4.0%	5.0%	$2,686,627	8.5%	4.0%	5.0%
East West Bank	$3,095,245	9.1%	4.0%	5.0%	$2,754,201	8.8%	4.0%	5.0%
Risk weighted assets
Company	$27,357,753	N/A	N/A	N/A	$25,232,575	N/A	N/A	N/A
East West Bank	$27,310,540	N/A	N/A	N/A	$25,129,885	N/A	N/A	N/A
Adjusted quarterly average total assets (1)
Company	$34,209,827	N/A	N/A	N/A	$31,458,517	N/A	N/A	N/A
East West Bank	$34,163,667	N/A	N/A	N/A	$31,385,333	N/A	N/A	N/A

(1)	Reflects adjusted average total assets for the three months ended December 31, 2016 and 2015.
N/A = not applicable.

Reserve Requirement — The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank of San Francisco (the “FRB”). The daily average reserve requirement was approximately $503.8 million and $395.6 million as of December 31, 2016 and 2015, respectively.

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

The Company believes that the Bank is making progress in executing the compliance plans and programs required by the Written Agreement and MOU, although there can be no assurances that our plans and progress will be found to be satisfactory by our regulators. To date, the Bank has added significant resources to meet the monitoring and reporting obligations imposed by the Written Agreement and will continue to require significant management and third party consultant resources to comply with the Written Agreement and MOU, and to address any additional findings or recommendations by the regulators. These incremental administrative and third party costs, as well as the operational restrictions imposed by the Written Agreement, may adversely affect the Bank’s results of operations.

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

NOTE 19 — BUSINESS SEGMENTS

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

The Company’s internal funds transfer pricing assumptions are intended to promote core deposit growth and to reflect the current risk profiles of various loan categories within the credit portfolio. Internal transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the Company’s process is reflective of current market conditions. The internal transfer pricing process is formulated with the goal of incenting loan and deposit growth that is consistent with the Company’s overall growth objectives, as well as to provide a reasonable and consistent basis for the measurement of the Company’s business segments and product net interest margins.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Year Ended December 31, 2016
	Retail Banking	Commercial Banking	Other	Total
Interest income	$315,146	$726,013	$96,322	$1,137,481
Charge for funds used	(95,970)	(216,849)	(47,646)	(360,465)
Interest spread on funds used	219,176	509,164	48,676	777,016
Interest expense	(60,180)	(16,892)	(27,771)	(104,843)
Credit on funds provided	300,446	38,636	21,383	360,465
Interest spread on funds provided	240,266	21,744	(6,388)	255,622
Net interest income before provision for credit losses	$459,442	$530,908	$42,288	$1,032,638
(Reversal of) provision for credit losses	$(4,356)	$31,835	$—	$27,479
Depreciation, amortization and (accretion), net	$601	$(35,534)	$118,281	$83,348
Segment income before income taxes	$170,129	$377,913	$24,146	$572,188
As of December 31, 2016:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$7,821,610	$19,128,510	$7,838,720	$34,788,840

($ in thousands)	Year Ended December 31, 2015
	Retail Banking	Commercial Banking	Other	Total
Interest income	$331,755	$654,966	$67,094	$1,053,815
Charge for funds used	(86,769)	(163,601)	(66,773)	(317,143)
Interest spread on funds used	244,986	491,365	321	736,672
Interest expense	(53,088)	(18,025)	(32,263)	(103,376)
Credit on funds provided	261,117	36,251	19,775	317,143
Interest spread on funds provided	208,029	18,226	(12,488)	213,767
Net interest income (loss) before provision for credit losses	$453,015	$509,591	$(12,167)	$950,439
(Reversal of) provision for credit losses	$(5,835)	$20,052	$—	$14,217
Depreciation, amortization and (accretion), net (1)	$10,051	$(28,096)	$64,247	$46,202
Segment income (loss) before income taxes	$212,036	$382,233	$(15,548)	$578,721
As of December 31, 2015:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$7,095,737	$17,923,319	$7,331,866	$32,350,922

(1)	Includes amortization and (accretion) related to the FDIC indemnification asset/net payable to the FDIC.

($ in thousands)	Year Ended December 31, 2014
	Retail Banking	Commercial Banking	Other	Total
Interest income	$378,445	$715,075	$60,178	$1,153,698
Charge for funds used	(94,162)	(141,652)	(47,570)	(283,384)
Interest spread on funds used	284,283	573,423	12,608	870,314
Interest expense	(48,020)	(15,650)	(49,150)	(112,820)
Credit on funds provided	225,873	38,592	18,919	283,384
Interest spread on funds provided	177,853	22,942	(30,231)	170,564
Net interest income (loss) before provision for credit losses	$462,136	$596,365	$(17,623)	$1,040,878
Provision for credit losses	$14,979	$34,179	$—	$49,158
Depreciation, amortization and (accretion), net (1)	$14,376	$(8,372)	$76,549	$82,553
Segment income (loss) before income taxes	$181,286	$293,425	$(27,688)	$447,023
As of December 31, 2014:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$7,621,808	$15,595,862	$5,525,922	$28,743,592

(1)	Includes amortization and (accretion) related to the FDIC indemnification asset/net payable to the FDIC.

NOTE 20 — PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The principal sources of East West’s income (on a parent company-only basis) are dividends from the Bank. In addition to dividend restrictions set forth in statutes and regulations, the banking agencies have the authority to prohibit or to limit the Bank from paying dividends, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The Bank declared $100.0 million and $111.6 million of dividends to East West during 2016 and 2014, respectively. The Bank did not declare any dividends to East West during 2015. For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to East West, see Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds. The financial information of East West as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 is as follows:

CONDENSED BALANCE SHEETS

($ in thousands)	December 31,
	2016	2015
ASSETS
Cash and due from banks	$38,699	$18,334
Interest-bearing cash with banks	565	564
Cash and cash equivalents	39,264	18,898
Available-for-sale investment securities, at fair value	9,338	8,731
Investment in subsidiaries	3,552,659	3,233,206
Tax credit investments, net	32,245	47,488
Other assets	4,812	46,894
TOTAL	$3,638,318	$3,355,217
LIABILITIES
Long-term debt	$186,327	$206,084
Other liabilities	24,250	26,183
Total liabilities	210,577	232,267
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 164,604,072 and 164,246,517 shares issued in 2016 and 2015, respectively.	164	164
Additional paid-in capital	1,727,434	1,701,295
Retained earnings	2,187,676	1,872,594
Treasury stock at cost — 20,436,621 shares in 2016 and 20,337,284 shares in 2015.	(439,387)	(436,162)
Accumulated other comprehensive loss, net of tax	(48,146)	(14,941)
Total stockholders’ equity	3,427,741	3,122,950
TOTAL	$3,638,318	$3,355,217

CONDENSED STATEMENTS OF INCOME

($ in thousands)	Year Ended December 31,
	2016	2015	2014
Dividends from subsidiaries	$100,107	$88	$111,701
Other income	610	625	7,414
Total income	100,717	713	119,115
Interest expense	5,017	4,636	4,823
Compensation and net occupancy reimbursement to subsidiary	5,001	5,386	4,039
Other expense	15,069	24,829	50,280
Total expense	25,087	34,851	59,142
Income (loss) before income tax benefit and equity in undistributed income of subsidiaries	75,630	(34,138)	59,973
Income tax benefit	26,041	30,849	80,674
Equity in undistributed income of subsidiaries	330,006	387,966	205,231
Net income	$431,677	$384,677	$345,878

CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$431,677	$384,677	$345,878
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(330,006)	(387,966)	(317,620)
Depreciation and amortization	14,094	22,870	46,365
Gains on sales of available-for-sale investment securities and other investments	—	(20)	(4,357)
Net change in other assets and other liabilities	47,072	(40,624)	179,869
Net cash provided (used in) by operating activities	162,837	(21,063)	250,135
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in tax credit investments	(6,554)	(35,633)	(53,071)
Purchases of:
Available-for-sale investment securities	—	—	(9,000)
Proceeds from sale of:
Available-for-sale investment securities	—	20	74,002
Net cash (used in) provided by investing activities	(6,554)	(35,613)	11,931
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock pursuant to various stock plans and agreements	2,081	2,835	6,794
Payments for:
Repayment of long-term debt	(20,000)	(20,000)	(30,310)
Repurchase of vested shares due to employee tax liability	(3,225)	(5,964)	(10,326)
Cash dividends on common stock	(115,828)	(115,641)	(103,618)
Other net financing activities	1,055	3,291	6,513
Net cash used in financing activities	(135,917)	(135,479)	(130,947)
Net increase (decrease) in cash and cash equivalents	20,366	(192,155)	131,119
Cash and cash equivalents, beginning of year	18,898	211,053	79,934
Cash and cash equivalents, end of year	$39,264	$18,898	$211,053
Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$4,691	$4,254	$4,462
Noncash financing activities:
Issuance of common stock related to acquisition	$—	$—	$190,830

NOTE 21 — QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarters Ended
($ in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
2016
Interest and dividend income	$302,127	$280,317	$278,865	$276,172
Interest expense	29,425	26,169	25,281	23,968
Net interest income before provision for credit losses	272,702	254,148	253,584	252,204
Provision for credit losses	10,461	9,525	6,053	1,440
Net interest income after provision for credit losses	262,241	244,623	247,531	250,764
Noninterest income	48,800	49,341	44,264	40,513
Noninterest expense	149,904	170,500	148,879	146,606
Income before income taxes	161,137	123,464	142,916	144,671
Income tax expense	50,403	13,321	39,632	37,155
Net income	$110,734	$110,143	$103,284	$107,516

EPS
Basic	$0.77	$0.76	$0.72	$0.75
Diluted	$0.76	$0.76	$0.71	$0.74
Weighted average number of shares outstanding (in thousands)
Basic	144,166	144,122	144,101	143,958
Diluted	145,428	145,238	145,078	144,803
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20

	Quarters Ended
($ in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
2015
Interest and dividend income	$270,477	$264,632	$255,445	$263,261
Interest expense	23,536	24,343	27,953	27,544
Net interest income before (reversal of) provision for credit losses	246,941	240,289	227,492	235,717
(Reversal of) provision for credit losses	(2,000)	7,736	3,494	4,987
Net interest income after (reversal of) provision for credit losses	248,941	232,553	223,998	230,730
Noninterest income	44,483	54,181	40,593	44,126
Noninterest expense	144,939	147,745	120,170	128,030
Income before income taxes	148,485	138,989	144,421	146,826
Income tax expense	56,680	44,892	45,673	46,799
Net income	$91,805	$94,097	$98,748	$100,027

EPS
Basic	$0.64	$0.65	$0.69	$0.70
Diluted	$0.63	$0.65	$0.68	$0.69
Weighted average number of shares outstanding (in thousands)
Basic	143,900	143,861	143,846	143,655
Diluted	144,686	144,590	144,480	144,349
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20

NOTE 22 — SUBSEQUENT EVENTS

Dividend Payout

On January 25, 2017, the Company’s Board declared first quarter 2017 dividends for the Company’s common stock. The common stock cash dividend of $0.20 per share was paid on February 15, 2017 to stockholders of record on February 1, 2017.

The Company has evaluated the effect of events that have occurred subsequent to December 31, 2016, and there have been no material events that would require recognition in the 2016 Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2016, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, the Company concluded its internal control over financial reporting was effective based on those criteria as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2016, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Audit Report of the Company’s Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, issued an audit report on the effectiveness of internal control over financial reporting as of December 31, 2016. The report is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
East West Bancorp, Inc.:

We have audited East West Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework 2013 issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of the Company as of December 31, 2016 and 2015, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/KPMG LLP

Los Angeles, California
February 27, 2017

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

Name	Age (1)	Position with Company or Bank and Prior Positions
Dominic Ng	58	Chairman and Chief Executive Officer of the Company and the Bank since 1992.
Gregory L. Guyett	53
President and Chief Operating Officer of the Company and the Bank since October 2016; 2015 - 2016: Executive Vice President of Corporate Development at Johnson Controls; 2014 - 2015: Co-Head of Banking and Head of Investment Banking, Asia Pacific; 2013 - 2014: Chief Executive Officer for Greater China; 2009-2012: Chief Executive Officer of the Global Corporate Bank, J.P. Morgan.

Douglas P. Krause	60	Executive Vice President, Chief Risk Officer, General Counsel, and Secretary of the Company and the Bank since 1996.
Irene H. Oh	39	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2010.
Gary Teo	44
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

Andy Yen	59	Executive Vice President and Head of International and Commercial Banking since 2013; 2005 - 2013: Executive Vice President and Director of the Business Banking Division of the Bank.

(1)	As of February 27, 2017.

Information regarding the Company’s directors is included in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) in the following section “Board of Directors and Nominees” under the heading “Proposal 1: Election of Directors”, and Section 16(a) Beneficial Ownership Reporting Compliance, which is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on the Company’s website at www.eastwestbank.com.

Audit Committee Financial Experts

All members of the Audit Committee, namely Molly Campbell, Rudolph Estrada, Keith Renken and Lester Sussman, are independent of management. The Company has determined that Molly Campbell, Keith Renken and Lester Sussman are “Audit Committee Financial Experts,” as defined under Item 407 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the Company’s executive compensation is included in the 2017 Proxy Statement in the following sections “Director Compensation” under the heading “Proposal 1 : Election of Directors” and “Compensation Discussion and Analysis” and “Report by Compensation Committee” under the heading “ Compensation of Executive Officers.” The information is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the 2017 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s employee equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	5,419,177	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	5,419,177

(1)	Represents future shares available under the shareholder-approved 2016 Stock Incentive Plan effective May 24, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is included in the 2017 Proxy Statement under the section “Director Independence, Financial Experts and Risk Management Experience” with the heading “Proposal 1 : Election of Directors.” The information is incorporated into this item by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is included in the 2017 Proxy Statement in the following section “Proposal No.5: Ratification of Auditors.” The information is incorporated into this item by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The following financial statements of East West Bancorp, Inc. and its subsidiaries, and the auditor’s report thereon are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

(2)	Financial Statement Schedules

All financial statement schedules for East West Bancorp, Inc. and its subsidiaries have been included on the Consolidated Financial Statements or the related footnotes, or are either inapplicable or not required.

(3)	Exhibits

A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated into this item by reference.

ITEM 16.  FORM 10-K SUMMARY

None.

Glossary of Acronyms

ALCO	Asset/Liability Committee
AML	Anti-money laundering
AOCI	Accumulated other comprehensive loss
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act of 1956, as amended
BSA	Bank Secrecy Act
C&I	Commercial and Industrial
CAP	Compliance Assurance Process
CAMELS	Capital adequacy, asset quality, management, earnings, liquidity and sensitivity
CET1	Common equity tier I
CFPB	Consumer Financial Protection Bureau
CRA	Community Reinvestment Act
CRE	Commercial real estate
DBO	California Department of Business Oversight
DIF	Deposit Insurance Fund
EPS	Earnings per share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
FRB	Federal Reserve Bank of San Francisco
HELOCs	Home equity lines of credit
IRS	Internal Revenue Service
KRX	KBW Regional Bank Index
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MOU	Memorandum of Understanding
NAICS	North American Industry Classification System
NASDAQ	NASDAQ Global Select Market
NOL	Net operating loss
Non-PCI	Non-purchased credit impaired
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCA	Prompt corrective action
PCI	Purchased credit impaired
RMB	Chinese Renminbi
ROC	Risk Oversight Committee
RPAs	Credit risk participation agreements
RSAs	Restricted stock awards
RSUs	Restricted stock units
S&P 500	Standard & Poor’s 500
SBLCs	Standby letters of credit
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
TDRs	Troubled debt restructurings
UCB	United Commercial Bank
U.S.	United States
U.S. GAAP	United States Generally Accepted Accounting Principles
USD	U.S. Dollar
VIEs	Variable interest entities
WFIB	Washington First International Bank

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2017

EAST WEST BANCORP INC. (Registrant)

		By	/s/ DOMINIC NG
Dominic Ng
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOMINIC NG	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2017
Dominic Ng

/s/ IRENE H. OH	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2017
Irene H. Oh

/s/ MOLLY CAMPBELL	Director	February 27, 2017
Molly Campbell

/s/ IRIS CHAN	Director	February 27, 2017
Iris Chan

/s/ RUDOLPH I. ESTRADA	Lead Director	February 27, 2017
Rudolph I. Estrada

/s/ PAUL H. IRVING	Director	February 27, 2017
Paul H. Irving

/s/ JOHN LEE	Vice-Chairman and Director	February 27, 2017
John Lee

/s/ HERMAN Y. LI	Director	February 27, 2017
Herman Y. Li

/s/ JACK C. LIU	Director	February 27, 2017
Jack C. Liu

/s/ KEITH W. RENKEN	Director	February 27, 2017
Keith W. Renken

/s/ LESTER M. SUSSMAN	Director	February 27, 2017
Lester M. Sussman

EXHIBIT INDEX

Exhibit No.	Exhibit Description
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

10.3
Form of Employment Agreement – Mr. Yen* [Incorporated by reference to Exhibit 10.3 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on February 26, 2016 (File No. 000-24939).]

10.4	Form of Employment Agreement – Mr. Guyett* [Incorporated by reference to Exhibit 10.1 from Registrant’s Current Report on Form 8-K filed with the Commission on October 5, 2016 (File No. 000-24939).]

10.5	Form of Employment Agreement – Ms. Oh* [Incorporated by reference to Exhibit 10.1 from Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2016 (File No. 000-24939).]

10.6.1
Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Mr. Ng* [Incorporated by reference to Exhibit 10.3 from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012 (File No. 000-24939).]

10.6.2
Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Mr. Krause* [Incorporated by reference to Exhibit 10.3.2 from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012 (File No. 000-24939).]

10.6.3
Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Ms. Oh* [Incorporated by reference to Exhibit 10.3.3 from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012 (File No. 000-24939).]

10.7.1
East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements* [Incorporated by reference to Exhibit 10.6 from Registrant’s Registration Statement on Form S-4/A filed with the Commission on November 13, 1998 (File No. 333-63605).]

Exhibit No.	Exhibit Description
10.7.2
Amended East West Bancorp, Inc. 1998 Stock Incentive Plan* [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 14, 2011 (File No. 000-24939).]

10.7.3
East West Bancorp, Inc. 2016 Stock Incentive Plan, as amended [Incorporated by reference to Exhibit A from the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 21, 2016 (File No. 000-24939).]

10.7.4
1998 NonQualified Stock Option Program for Employees and Independent Contractors* [Incorporated by reference to Exhibit 10.2 from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).]

10.7.5
Amended Performance-Based Bonus Plan* [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 20, 2012 (File No. 000-24939).]

10.7.6
1999 Spirit of Ownership Restricted Stock Program* [Incorporated by reference to Exhibit 10.4 from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).]

10.7.7	2003 Directors’ Restricted Stock Program* [Incorporated by reference to Exhibit 10.5 from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).]

10.8
East West Bancorp, Inc. 1998 Employee Stock Purchase Plan* [Incorporated by reference to Exhibit 10.7 from Registrant’s Registration Statement on Form S-4/A filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.9
Amended Supplemental Executive Retirement Plans* [Incorporated by reference to Exhibit 10.11 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 11, 2005 (File No. 000-24939).]

10.10	Director Compensation. Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP. Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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