Form 10-Q
period 2017-03-31
EAST WEST BANCORP INC
filed 2017-05-09
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “ emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

 Number of shares outstanding of the issuer’s common stock on the latest practicable date: 144,484,091 shares as of April 30, 2017.

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

•
changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System, the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Securities and Exchange Commission, the Consumer Financial Protection Bureau and the California Department of Business Oversight — Division of Financial Institutions;

•	heightened regulatory and governmental oversight and scrutiny of the Company’s business practices, including dealings with retail customers;

•	changes in the economy of and monetary policy in the People’s Republic of China;

•	changes in income tax laws and regulations;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies and their impact on critical accounting policies and assumptions;

•	changes in the equity and debt securities markets;

•	future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;

•	fluctuations in the Company’s stock price;

•	fluctuations in foreign currency exchange rates;

•	success and timing of the Company’s business strategies;

•	ability of the Company to adopt and successfully integrate new technologies into its business in a strategic manner;

•	impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations and legal actions;

•	impact of potential federal tax increases and spending cuts;

•	impact of adverse judgments or settlements in litigation;

•	impact of regulatory enforcement actions;

•	changes in the Company’s ability to receive dividends from its subsidiaries;

•	impact of political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•	impact of natural or man-made disasters or calamities or conflicts;

•	continuing consolidation in the financial services industry;

•	the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;

•	impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the Company’s business, business practices and cost of operations;

•	impact of adverse changes to the Company’s credit ratings from the major credit rating agencies;

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

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission on February 27, 2017 (the “Company’s 2016 Form 10-K”), under the heading “ITEM 1A. RISK FACTORS” and the information set forth under “ITEM 1A. RISK FACTORS” in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from banks	$346,005	$460,559
Interest-bearing cash with banks	2,088,638	1,417,944
Cash and cash equivalents	2,434,643	1,878,503
Interest-bearing deposits with banks	249,849	323,148
Securities purchased under resale agreements (“resale agreements”)	1,650,000	2,000,000
Securities :
Available-for-sale investment securities, at fair value (includes assets pledged as collateral of $640,853 in 2017 and $767,437 in 2016)	2,962,034	3,335,795
Held-to-maturity investment security, at cost (fair value of $133,656 in 2017 and $144,593 in 2016)	132,497	143,971
Restricted equity securities, at cost	73,019	72,775
Loans held-for-sale	28,931	23,076
Loans held-for-investment (net of allowance for loan losses of $263,094 in 2017 and $260,520 in 2016; includes assets pledged as collateral of $17,159,894 in 2017 and $16,441,068 in 2016)	26,198,198	25,242,619
Investments in qualified affordable housing partnerships, net	176,965	183,917
Investments in tax credit and other investments, net	177,023	173,280
Premises and equipment (net of accumulated depreciation of $103,933 in 2017 and $114,890 in 2016)	128,002	159,923
Goodwill	469,433	469,433
Other assets	661,532	782,400
TOTAL	$35,342,126	$34,788,840
LIABILITIES
Customer deposits:
Noninterest-bearing	$10,658,946	$10,183,946
Interest-bearing	19,884,029	19,707,037
Total deposits	30,542,975	29,890,983
Short-term borrowings	42,023	60,050
Federal Home Loan Bank (“FHLB”) advances	322,196	321,643
Securities sold under repurchase agreements (“repurchase agreements”)	200,000	350,000
Long-term debt	181,388	186,327
Accrued expenses and other liabilities	487,590	552,096
Total liabilities	31,776,172	31,361,099
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 165,119,710 and 164,604,072 shares issued in 2017 and 2016, respectively.	164	164
Additional paid-in capital	1,732,585	1,727,434
Retained earnings	2,328,264	2,187,676
Treasury stock at cost — 20,658,144 shares in 2017 and 20,436,621 shares in 2016.	(451,541)	(439,387)
Accumulated other comprehensive loss (“AOCI”), net of tax	(43,518)	(48,146)
Total stockholders’ equity	3,565,954	3,427,741
TOTAL	$35,342,126	$34,788,840

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$272,061	$253,542
Investment securities	15,247	11,193
Resale agreements	9,468	6,677
Restricted equity securities	777	795
Interest-bearing cash and deposits with banks	5,116	3,965
Total interest and dividend income	302,669	276,172
INTEREST EXPENSE
Customer deposits	23,672	19,297
Federal funds purchased and other short-term borrowings	413	9
FHLB advances	2,030	1,500
Repurchase agreements	3,143	1,926
Long-term debt	1,289	1,236
Total interest expense	30,547	23,968
Net interest income before provision for credit losses	272,122	252,204
Provision for credit losses	7,068	1,440
Net interest income after provision for credit losses	265,054	250,764
NONINTEREST INCOME
Branch fees	10,296	10,222
Letters of credit fees and foreign exchange income	11,069	9,553
Ancillary loan fees	4,982	3,577
Wealth management fees	4,530	3,051
Derivative fees and other income	2,506	2,543
Net gains on sales of loans	2,754	1,927
Net gains on sales of available-for-sale investment securities	2,474	3,842
Net gains on sales of fixed assets	72,007	189
Other fees and operating income	5,405	5,609
Total noninterest income	116,023	40,513
NONINTEREST EXPENSE
Compensation and employee benefits	84,603	71,837
Occupancy and equipment expense	15,640	14,415
Deposit insurance premiums and regulatory assessments	5,929	5,418
Legal expense	3,062	3,007
Data processing	2,947	2,688
Consulting expense	1,919	8,452
Deposit related expenses	2,365	2,320
Computer software expense	3,968	2,741
Other operating expense	16,463	19,469
Amortization of tax credit and other investments	14,360	14,155
Amortization of core deposit intangibles	1,817	2,104
Total noninterest expense	153,073	146,606
INCOME BEFORE INCOME TAXES	228,004	144,671
INCOME TAX EXPENSE	58,268	37,155
NET INCOME	$169,736	$107,516
EARNINGS PER SHARE (“EPS”)
BASIC	$1.18	$0.75
DILUTED	$1.16	$0.74
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	144,249	143,958
DILUTED	145,732	144,803
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$169,736	$107,516
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities	3,621	12,916
Foreign currency translation adjustments	1,007	(33)
Other comprehensive income	4,628	12,883
COMPREHENSIVE INCOME	$174,364	$120,399

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2016	143,909,233	$1,701,459	$1,872,594	$(436,162)	$(14,941)	$3,122,950
Net income	—	—	107,516	—	—	107,516
Other comprehensive income	—	—	—	—	12,883	12,883
Stock compensation costs	—	4,575	—	—	—	4,575
Net activity of common stock pursuant to various stock compensation plans and agreements, and related tax benefits	154,518	986	—	(3,054)	—	(2,068)
Common stock dividends	—	—	(29,075)	—	—	(29,075)
BALANCE, MARCH 31, 2016	144,063,751	$1,707,020	$1,951,035	$(439,216)	$(2,058)	$3,216,781
BALANCE, JANUARY 1, 2017	144,167,451	$1,727,598	$2,187,676	$(439,387)	$(48,146)	$3,427,741
Net income	—	—	169,736	—	—	169,736
Other comprehensive income	—	—	—	—	4,628	4,628
Stock compensation costs	—	5,151	—	—	—	5,151
Net activity of common stock pursuant to various stock compensation plans and agreements	294,115	—	—	(12,154)	—	(12,154)
Common stock dividends	—	—	(29,148)	—	—	(29,148)
BALANCE, MARCH 31, 2017	144,461,566	$1,732,749	$2,328,264	$(451,541)	$(43,518)	$3,565,954

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$169,736	$107,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,061	28,613
Accretion of discount and amortization of premiums, net	(4,931)	(15,855)
Stock compensation costs	5,151	4,575
Deferred tax expenses	2,295	3,718
Provision for credit losses	7,068	1,440
Net gains on sales of loans	(2,754)	(1,927)
Net gains on sales of available-for-sale investment securities	(2,474)	(3,842)
Net gains on sales of premises and equipment	(72,007)	(189)
Originations and purchases of loans held-for-sale	(4,287)	(1,403)
Proceeds from sales and paydowns/payoffs in loans held-for-sale	4,773	2,229
Net change in accrued interest receivable and other assets	93,501	2,057
Net change in accrued expenses and other liabilities	(37,791)	57,957
Other net operating activities	(6,064)	(1,339)
Total adjustments	15,541	76,034
Net cash provided by operating activities	185,277	183,550
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans held-for-investment	(1,085,449)	(165,726)
Interest-bearing deposits with banks	75,140	(3,531)
Investments in qualified affordable housing partnerships, tax credit and other investments	(38,354)	(8,390)
Purchases of:
Resale agreements	(200,000)	(1,000,000)
Available-for-sale investment securities	(50,936)	(223,873)
Loans held-for-investment	(147,242)	(239,399)
Premises and equipment	(1,191)	(2,259)
Proceeds from sale of:
Available-for-sale investment securities	302,656	652,753
Loans held-for-investment	276,643	151,832
OREO	3,958	384
Premises and equipment	116,021	—
Paydowns and maturities of resale agreements	400,000	1,000,000
Repayments, maturities and redemptions of available-for-sale investment securities	125,006	158,268
Other net investing activities	11,345	10,467
Net cash (used in) provided by investing activities	(212,403)	330,526
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in:
Customer deposits	646,188	1,116,272
Short-term borrowings	(18,524)	9,962
Payments for:
Repayment of FHLB advances	—	(700,000)
Repayment of long-term debt	(5,000)	(5,000)
Repurchase of vested shares due to employee tax liability	(12,154)	(3,054)
Cash dividends on common stocks	(30,039)	(29,325)
Other net financing activities	—	986
Net cash provided by financing activities	580,471	389,841
Effect of exchange rate changes on cash and cash equivalents	2,795	493
NET INCREASE IN CASH AND CASH EQUIVALENTS	556,140	904,410
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,878,503	1,360,887
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,434,643	$2,265,297

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$30,361	$24,309
Income tax refunds, net	$(230)	$(28,509)
Noncash investing and financing activities:
Loans held-for-investment transferred to loans held-for-sale, net	$278,024	$308,722
Held-to-maturity investment security retained from securitization of loans	$—	$160,135
Dividends payable	$891	$250

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank, East West Insurance Services, Inc., and various subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of March 31, 2017, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, the Trusts are not included on the Consolidated Financial Statements.

The unaudited interim Consolidated Financial Statements presented in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), applicable guidelines prescribed by regulatory authorities, and general practices in the banking industry, reflect all adjustments that, in the opinion of management, are necessary for fair statement of the interim period financial statements. Certain items on the Consolidated Financial Statements and notes for the prior years have been reclassified to conform to the current period presentation.

The current period’s results of operations are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the financial statements are issued for inclusion in the accompanying financial statements. The unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, included in the Company’s 2016 Form 10-K.

Note 2 — Current Accounting Developments

NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship provided that all other hedge accounting criteria in ASC 815 continue to be met. This clarification applies to both cash flow and fair value hedging relationships. The Company adopted this guidance prospectively in the first quarter of 2017. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments which requires an entity to use a four step decision model when assessing contingent call (put) options that can accelerate the payment of principal on debt instruments to determine whether they are clearly and closely related to their debt hosts. The Company adopted this guidance on a modified retrospective basis in the first quarter of 2017. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, to eliminate the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The amendments in ASU 2016-07 also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in AOCI at the date the investment becomes qualified for use of the equity method. The Company adopted this guidance prospectively in the first quarter of 2017. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017. The changes that impacted the Company included a requirement that excess tax benefits and deficiencies be recognized as a component of Income tax expense on the Consolidated Statements of Income rather than Additional paid-in capital on the Consolidated Statements of Changes in Stockholders’ Equity as required in the previous guidance. Net excess tax benefits for restricted stock units (“RSUs”) of approximately $4.4 million were recognized by the Company as a component of Income tax expense on the Consolidated Statements of Income during the first quarter of 2017. This change also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted EPS. In addition, ASU 2016-09 no longer requires a presentation of excess tax benefits and deficiencies as both an operating outflow and financing inflow on the Consolidated Statements of Cash Flows. Instead, excess tax benefits and deficiencies are recorded along with other income tax cash flows as an operating activity on the Consolidated Statements of Cash Flows. These changes were applied on a prospective basis. The adoption of ASU 2016-09 will result in increased volatility to the Company’s income tax expense but is not expected to have a material impact on the Consolidated Balance Sheets or the Consolidated Statements of Changes in Stockholders’ Equity. The income tax expense volatility is dependent on the Company’s stock price on the dates the RSUs vest, which occur primarily in the first quarter of each year. The Company has elected to retain its existing accounting policy election to estimate award forfeitures.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers.  ASU 2014-09 clarifies the principles for recognizing revenue and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company’s revenue is mainly comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income, as well as other revenues from financial instruments such as loans, leases, securities and derivatives. The Company has conducted a comprehensive scoping exercise to determine the revenue streams that are in the scope of these updates. Preliminary results indicate that certain noninterest income financial statement line items may contain revenue streams that are in the scope of these updates. The Company’s next implementation efforts include identifying contracts within the scope of the new guidance and assessing the related noninterest income revenues to determine if any accounting or internal control changes will be required under the provisions of the new guidance. The Company continues to evaluate the impact of ASU 2014-09 on our noninterest income and on our presentation and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost and changes the presentation of financial assets and financial liabilities on the Consolidated Balance Sheets or in the footnotes. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in the fair value of a liability resulting from credit risk to be presented in Other Comprehensive Income. The Company has not elected to measure any of its liabilities at fair value, and therefore, this aspect of the guidance is not applicable to us. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is not permitted except for certain specific changes under the fair value option guidance. To adopt the amendments, the Company is required to make a cumulative effect adjustment to the Consolidated Balance Sheets as of the beginning of the fiscal year in which the guidance is effective. However, the amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the adoption date. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability in the accounting for lease transactions. ASU 2016-02 requires lessees to recognize all leases longer than 12 months on the Consolidated Balance Sheet as lease assets and lease liabilities and provide quantitative and qualitative disclosures regarding key information about leasing arrangements. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 with modified retrospective application. Early adoption is permitted. The Company expects the adoption of ASU 2016-02 to result in additional assets and liabilities, as the Company will be required to recognize operating leases on its Consolidated Balance Sheets. The Company does not expect a material impact to its recognition of operating lease expense on its Consolidated Statements of Income.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to introduce a new approach based on expected losses to estimate credit losses on certain types of financial instruments, which modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new “expected credit loss” impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. For available-for-sale debt securities with unrealized losses, ASU 2016-13 does not change the measurement method of credit losses, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loans and lease losses and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Earlier adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While the Company is still evaluating the impact on its Consolidated Financial Statements, the Company expects that ASU 2016-13 may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses provides for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; 2) the nonaccretable difference on the purchased credit impaired (“PCI”) loans will be recognized as an allowance, offset by an increase in the carrying value of the PCI loans; and 3) an allowance may be established for estimated credit losses on available-for-sale and held-to-maturity debt securities. The amount of the increase will be impacted by the portfolio composition and quality, as well as the economic conditions and forecasts as of the adoption date. The Company has began its implementation efforts by identifying key interpretive issues, and assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the classification of certain cash receipts and payments on the Consolidated Statements of Cash Flows in order to reduce diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance requires application using a retrospective transition method. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the Company to include in its cash and cash equivalents balances on the Statements of Cash Flows those amounts that are deemed to be restricted cash and restricted cash equivalents. In addition, the Company is required to explain the changes in the combined total of restricted and unrestricted balances on the Statements of Cash Flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, where the guidance should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify the accounting for goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests with measurement dates after January 1, 2017. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. Therefore, entities will no longer recognize a loss in earnings upon the debtor’s exercise of a call on a purchased callable debt security held at a premium. The ASU does not require any accounting change for debt securities held at a discount; the discount continues to be amortized as an adjustment of yield over the contractual life (to maturity) of the instrument. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Entities must apply a modified retrospective approach, with the cumulative effect adjustment recognized to retained earnings as of the beginning of the period of adoption. Entities are also required to provide disclosures about a change in accounting principle in the period of adoption. The Company is currently evaluating the impact on its Consolidated Financial Statements.

Note 3 — Disposition of Commercial Property

In the first quarter of 2017, the Company completed the sale and leaseback of a commercial property in San Francisco, California for a sale price of $120.6 million and entered into a lease agreement for part of the property, including a retail branch and office facilities. The total pre-tax profit from the sale was $85.4 million with $71.7 million recognized in the first quarter of 2017 and $13.7 million to be deferred over the term of the lease agreement. The first quarter 2017 diluted EPS impact from the sale of the commercial property was $0.28 per share, net of tax.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of March 31, 2017
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$700,860	$700,860	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	180,863	—	180,863	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	264,522	—	264,522	—
Residential mortgage-backed securities	1,179,755	—	1,179,755	—
Municipal securities	147,069	—	147,069	—
Non-agency residential mortgage-backed securities:
Investment grade	10,730	—	10,730	—
Corporate debt securities:
Investment grade	2,254	—	2,254	—
Non-investment grade	9,184	—	9,184	—
Foreign bonds:
Investment grade	425,868	—	425,868	—
Other securities	40,929	31,075	9,854	—
Total available-for-sale investment securities	$2,962,034	$731,935	$2,230,099	$—

Derivative assets:
Interest rate swaps and options	$61,586	$—	$61,586	$—
Foreign exchange contracts	$8,220	$—	$8,220	$—
Credit risk participation agreements (“RPAs”)	$3	$—	$3	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(6,793)	$—	$(6,793)	$—
Interest rate swaps and options	$(60,204)	$—	$(60,204)	$—
Foreign exchange contracts	$(7,357)	$—	$(7,357)	$—
RPAs	$(2)	$—	$(2)	$—

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$720,479	$720,479	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	274,866	—	274,866	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	266,799	—	266,799	—
Residential mortgage-backed securities	1,258,747	—	1,258,747	—
Municipal securities	147,654	—	147,654	—
Non-agency residential mortgage-backed securities:
Investment grade	11,477	—	11,477	—
Corporate debt securities:
Investment grade	222,377	—	222,377	—
Non-investment grade	9,173	—	9,173	—
Foreign bonds:
Investment grade	383,894	—	383,894	—
Other securities	40,329	30,991	9,338	—
Total available-for-sale investment securities	$3,335,795	$751,470	$2,584,325	$—

Derivative assets:
Foreign currency forward contracts	$4,325	$—	$4,325	$—
Interest rate swaps and options	$67,578	$—	$67,578	$—
Foreign exchange contracts	$11,874	$—	$11,874	$—
RPAs	$3	$—	$3	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(5,976)	$—	$(5,976)	$—
Interest rate swaps and options	$(65,131)	$—	$(65,131)	$—
Foreign exchange contracts	$(11,213)	$—	$(11,213)	$—
RPAs	$(3)	$—	$(3)	$—

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There were no assets or liabilities measured using significant unobservable inputs (Level 3) on a recurring basis as of March 31, 2017 and December 31, 2016, and during the three months ended March 31, 2017 and 2016.

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers of assets and liabilities measured on a recurring basis in and out of Level 1, Level 2 and Level 3 during the three months ended March 31, 2017 and 2016.

Assets measured at fair value on a nonrecurring basis include certain non-purchased credit impaired (“non-PCI”) loans that were impaired, OREO and loans held-for-sale.  These fair value adjustments result from impairments recognized during the period on certain non-PCI impaired loans, application of fair value less cost to sell on OREO and application of the lower of cost or fair value on loans held-for-sale.

The following tables present the carrying amounts of assets included on the Consolidated Balance Sheets that had fair value changes measured on a nonrecurring basis:

	Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2017
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial real estate (“CRE”)	$10,042	$—	$—	$10,042
Commercial and industrial (“C&I”)	47,829	—	—	47,829
Residential	2,522	—	—	2,522
Consumer	610	—	—	610
Total non-PCI impaired loans	$61,003	$—	$—	$61,003
OREO	$70	$—	$—	$70

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
CRE	$14,908	$—	$—	$14,908
C&I	52,172	—	—	52,172
Residential	2,464	—	—	2,464
Consumer	610	—	—	610
Total non-PCI impaired loans	$70,154	$—	$—	$70,154
OREO	$345	$—	$—	$345
Loans held-for-sale	$22,703	$—	$22,703	$—

The following table presents the fair value adjustments of assets measured on a nonrecurring basis recognized during the three months ended and which were included on the Consolidated Balance Sheets as of March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Non-PCI impaired loans:
CRE	$(64)	$2,178
C&I	32	(1,935)
Residential	82	(83)
Consumer	(1)	3
Total non-PCI impaired loans	$49	$163
OREO	$(285)	$(461)
Loans held-for-sale	$—	$(2,351)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of March 31, 2017 and December 31, 2016:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
March 31, 2017
Non-PCI impaired loans	$31,453	Discounted cash flow	Discount	0% — 74%	11%
	$29,550	Market comparables	Discount (1)	0% — 100%	7%
OREO	$70	Appraisal	Selling cost	8%	8%
December 31, 2016
Non-PCI impaired loans	$31,835	Discounted cash flow	Discount	0% — 62%	7%
	$38,319	Market comparables	Discount (1)	0% — 100%	18%
OREO	$345	Appraisal	Selling cost	8%	8%

(1)	Discount is adjusted for factors such as liquidation cost of collateral and selling cost.

The following tables present the carrying and fair values per the fair value hierarchy of certain financial instruments, excluding those measured at fair value on a recurring basis, as of March 31, 2017 and December 31, 2016:

($ in thousands)	March 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,434,643	$2,434,643	$—	$—	$2,434,643
Interest-bearing deposits with banks	$249,849	$—	$249,849	$—	$249,849
Resale agreements (1)	$1,650,000	$—	$1,628,839	$—	$1,628,839
Held-to-maturity investment security	$132,497	$—	$—	$133,656	$133,656
Loans held-for-sale	$28,931	$—	$28,931	$—	$28,931
Loans held-for-investment, net	$26,198,198	$—	$—	$25,825,039	$25,825,039
Restricted equity securities	$73,019	$—	$73,019	$—	$73,019
Accrued interest receivable	$102,067	$—	$102,067	$—	$102,067
Financial liabilities:
Customer deposits:
Demand, interest checking, savings and money market deposits	$24,700,811	$—	$24,700,811	$—	$24,700,811
Time deposits	$5,842,164	$—	$5,837,924	$—	$5,837,924
Short-term borrowings	$42,023	$—	$42,023	$—	$42,023
FHLB advances	$322,196	$—	$336,619	$—	$336,619
Repurchase agreements (1)	$200,000	$—	$260,545	$—	$260,545
Long-term debt	$181,388	$—	$182,502	$—	$182,502
Accrued interest payable	$9,626	$—	$9,626	$—	$9,626

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. As of March 31, 2017, $250.0 million out of $450.0 million of repurchase agreements was eligible for netting against resale agreements.

($ in thousands)	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,878,503	$1,878,503	$—	$—	$1,878,503
Interest-bearing deposits with banks	$323,148	$—	$323,148	$—	$323,148
Resale agreements (1)	$2,000,000	$—	$1,980,457	$—	$1,980,457
Held-to-maturity investment security	$143,971	$—	$—	$144,593	$144,593
Loans held-for-sale	$23,076	$—	$23,076	$—	$23,076
Loans held-for-investment, net	$25,242,619	$—	$—	$24,915,143	$24,915,143
Restricted equity securities	$72,775	$—	$72,775	$—	$72,775
Accrued interest receivable	$100,524	$—	$100,524	$—	$100,524
Financial liabilities:
Customer deposits:
Demand, interest checking, savings and money market deposits	$24,275,714	$—	$24,275,714	$—	$24,275,714
Time deposits	$5,615,269	$—	$5,611,746	$—	$5,611,746
Short-term borrowings	$60,050	$—	$60,050	$—	$60,050
FHLB advances	$321,643	$—	$334,859	$—	$334,859
Repurchase agreements (1)	$350,000	$—	$411,368	$—	$411,368
Long-term debt	$186,327	$—	$186,670	$—	$186,670
Accrued interest payable	$9,440	$—	$9,440	$—	$9,440

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

Held-to-Maturity Investment Security — The fair value of the held-to-maturity investment security is determined by the discounted cash flow approach. The discount rate is derived from conditional prepayment rate, constant default rate, loss severity and discount margin. Due to the significant unobservable inputs, the held-to-maturity investment security is classified as Level 3.

Available-for-Sale Investment Securities — When available, the Company uses quoted market prices to determine the fair value of available-for-sale investment securities, which are classified as Level 1.  Level 1 available-for-sale investment securities are comprised primarily of U.S. Treasury securities.  The fair values of other available-for-sale investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities or by the average quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.  The available-for-sale investment securities valued using such methods are classified as Level 2.

Loans Held-for-Sale — The Company’s loans held-for-sale are carried at the lower of cost or fair value. These loans were mainly comprised of C&I loans as of March 31, 2017 and consumer loans as of December 31, 2016. The fair value of loans held-for-sale is derived from current market prices and comparative current sales. As such, the Company records any fair value adjustments on a nonrecurring basis. Loans held-for-sale are classified as Level 2.

Non-PCI Impaired Loans — The fair value of non-PCI impaired loans is measured using the market comparables or discounted cash flow techniques. For CRE loans and C&I loans, the fair value is based on each loan’s observable market price or the fair value of the collateral less cost to sell, if the loan is collateral dependent. The fair value of collateral is generally based on third party appraisals (or internal evaluation if third party appraisal is not required by regulations) which utilize one or more valuation techniques (income, market and/or cost approaches). All third party appraisals and evaluations are reviewed and validated by independent appraisers or the Company’s appraisal department staffed by licensed appraisers and/or experienced real estate reviewers. The third party appraisals are ordered through the appraisal department (except for one-to-four unit residential appraisals which are typically ordered through an approved appraisal management company or an approved residential appraiser) at the inception, renewal or, for all real estate related loans, upon the occurrence of any event causing a downgrade to an adverse grade (i.e., “substandard” or “doubtful”). Updated appraisals and evaluations are generally obtained within the last 12 months. The Company increases the frequency of obtaining updated appraisals for adversely graded credits when declining market conditions exist. All appraisals include an “as is” market value without conditions as of the effective date of the appraisal. For certain impaired loans, the Company utilizes the discounted cash flow approach and applies a discount derived from historical data. The significant unobservable inputs used in the fair value measurement of non-PCI impaired loans are discounts applied based on the liquidation cost of collateral and selling cost. On a quarterly basis, all nonperforming assets are reviewed to assess whether the current carrying value is supported by the collateral or cash flow and to ensure that the current carrying value is appropriate. Non-PCI impaired loans are classified as Level 3.

Loans Held-for-Investment, net — The fair value of loans held-for-investment other than Non-PCI impaired loans is determined based on a discounted cash flow approach considered for an exit price value. The discount rate is derived from the associated yield curve plus spreads that reflect the rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within any of the loan portfolios. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair value adjustment of credit for such loans. Due to the unobservable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 3.

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

Restricted Equity Securities — Restricted equity securities are comprised of FHLB stock and Federal Reserve Bank stock. The carrying amounts of the Company’s restricted equity securities approximate fair value. The valuation of these investments is classified as Level 2. Ownership of these securities is restricted to member banks and the securities do not have a readily determinable fair value.  Purchases and sales of these securities are at par value.

Accrued Interest Receivable — The carrying amount approximates fair value due to the short-term nature of these instruments. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Interest Rate Swaps and Options — The Company enters into interest rate swap and option contracts with institutional counterparties to hedge against interest rate swap and option products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or option contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves.  The fair value of the interest rate options, consisting of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps).  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, model-derived credit spreads. As of March 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts’ positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative valuations in Level 2 of the fair value hierarchy due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future.  These contracts economically hedge against foreign exchange rate fluctuations. The Company also enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company assumes minimal foreign exchange rate risk because the contracts with the customer and the institutional party mirror each other. The fair value is determined at each reporting period based on changes in the foreign exchange rate. These are over-the-counter contracts where quoted market prices are not readily available.  Valuation is measured using conventional valuation methodologies with observable market data.  Valuation depends on the type of derivative and the nature of the underlying rate and contractual terms including period of maturity, price and index upon which the derivative’s value is based. Key inputs include foreign exchange rates (spot and/or forward rates), volatility of currencies, and the correlation of such inputs. The counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign contracts is classified as Level 2. As of March 31, 2017, foreign exchange forward contracts used to economically hedge the Company’s net investment in East West Bank (China) Limited, a non-U.S. Dollar (“USD”) functional currency subsidiary in China are included in this caption. See Foreign Currency Forward Contracts in the section below for details on valuation methodologies and significant assumptions.

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

Foreign Currency Forward Contracts — During the three months ended December 31, 2015, the Company began entering into foreign currency forward contracts to hedge its net investment in East West Bank (China) Limited. Previously, the foreign currency forward contracts or a proportion of the forward contracts were eligible for hedge accounting. During the three months ended March 31, 2017, the foreign currency forward contracts were dedesignated when the hedge relationship ceased to be highly effective. The Company continues to economically hedge its foreign currency exposure resulting from its China subsidiary and the foreign exchange forward contracts are included as part of the “Foreign Exchange Contracts” caption as of March 31, 2017. The fair value of foreign currency forward contracts is valued by comparing the contracted foreign exchange rate to the current market exchange rate. Inputs include spot rates, forward rates, and the interest rate curve of the domestic and foreign currency. Interest rate forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Risk Participation Agreements — The Company enters into RPAs, under which the Company assumes its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. The credit spreads of the borrowers used in the calculation are estimated by the Company based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. The Company has determined that the majority of the inputs used to value RPAs fall within Level 2 of the fair value hierarchy.

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

Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Resale agreements are recorded at the balances at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $1.90 billion and $2.10 billion as of March 31, 2017 and December 31, 2016, respectively. The weighted average interest rates were 2.15% and 1.84% as of March 31, 2017 and December 31, 2016, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for the repurchase agreements is comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $450.0 million as of both March 31, 2017 and December 31, 2016, respectively. The weighted average interest rates were 3.30% and 3.15% as of March 31, 2017 and December 31, 2016, respectively.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

($ in thousands)	As of March 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Pledged		Net Amount
Resale agreements	$1,900,000	$(250,000)	$1,650,000	$(150,000)	(1)	$(1,488,939)	(2)	$11,061

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(250,000)	$200,000	$(150,000)	(1)	$(50,000)	(3)	$—

($ in thousands)	As of December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Pledged		Net Amount
Resale agreements	$2,100,000	$(100,000)	$2,000,000	$(150,000)	(1)	$(1,839,120)	(2)	$10,880

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(100,000)	$350,000	$(150,000)	(1)	$(200,000)	(3)	$—

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

Note 6 — Securities

The following tables present as of March 31, 2017 and December 31, 2016 the amortized cost, gross unrealized gains and losses and fair value by major categories of available-for-sale investment securities, which are carried at fair value, and the held-to-maturity investment security, which is carried at amortized cost:

	As of March 31, 2017
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$709,332	$10	$(8,482)	$700,860
U.S. government agency and U.S. government sponsored enterprise debt securities	183,605	134	(2,876)	180,863
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	271,025	337	(6,840)	264,522
Residential mortgage-backed securities	1,185,382	3,855	(9,482)	1,179,755
Municipal securities	146,559	1,909	(1,399)	147,069
Non-agency residential mortgage-backed securities:
Investment grade (1)	10,837	—	(107)	10,730
Corporate debt securities:
Investment grade (1)	2,476	—	(222)	2,254
Non-investment grade (1)	10,191	—	(1,007)	9,184
Foreign bonds:
Investment grade (1) (2)	445,433	49	(19,614)	425,868
Other securities	40,593	853	(517)	40,929
Total available-for-sale investment securities	$3,005,433	$7,147	$(50,546)	$2,962,034
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$132,497	$1,159	$—	$133,656
Total investment securities	$3,137,930	$8,306	$(50,546)	$3,095,690

	As of December 31, 2016
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$730,287	$21	$(9,829)	$720,479
U.S. government agency and U.S. government sponsored enterprise debt securities	277,891	224	(3,249)	274,866
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	272,672	345	(6,218)	266,799
Residential mortgage-backed securities	1,266,372	3,924	(11,549)	1,258,747
Municipal securities	148,302	1,252	(1,900)	147,654
Non-agency residential mortgage-backed securities:
Investment grade (1)	11,592	—	(115)	11,477
Corporate debt securities:
Investment grade (1)	222,190	562	(375)	222,377
Non-investment grade (1)	10,191	—	(1,018)	9,173
Foreign bonds:
Investment grade (1) (2)	405,443	30	(21,579)	383,894
Other securities	40,501	337	(509)	40,329
Total available-for-sale investment securities	$3,385,441	$6,695	$(56,341)	$3,335,795
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$143,971	$622	$—	$144,593
Total investment securities	$3,529,412	$7,317	$(56,341)	$3,480,388

(1)
Available-for-sale investment securities rated BBB- or higher by S&P or Baa3 or higher by Moody’s are considered investment grade.  Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade. Classifications are based on the lower of the credit ratings by S&P or Moody’s.

(2)	Fair values of foreign bonds include $395.5 million and $353.6 million of multilateral development bank bonds as of March 31, 2017 and December 31, 2016, respectively.

Unrealized Losses

The following tables present as of March 31, 2017 and December 31, 2016 the Company’s investment portfolio’s gross unrealized losses and related fair values, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	As of March 31, 2017
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$680,801	$(8,482)	$—	$—	$680,801	$(8,482)
U.S. government agency and U.S. government sponsored enterprise debt securities	154,847	(2,876)	—	—	154,847	(2,876)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	212,706	(5,879)	35,193	(961)	247,899	(6,840)
Residential mortgage-backed securities	598,526	(8,151)	132,328	(1,331)	730,854	(9,482)
Municipal securities	45,327	(1,006)	6,925	(393)	52,252	(1,399)
Non-agency residential mortgage-backed securities:
Investment grade	10,729	(107)	—	—	10,729	(107)
Corporate debt securities:
Investment grade	—	—	2,254	(222)	2,254	(222)
Non-investment grade	—	—	9,184	(1,007)	9,184	(1,007)
Foreign bonds:
Investment grade	380,530	(19,409)	9,795	(205)	390,325	(19,614)
Other securities	31,013	(517)	—	—	31,013	(517)
Total available-for-sale investment securities	$2,114,479	$(46,427)	$195,679	$(4,119)	$2,310,158	$(50,546)
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$—	$—	$—	$—	$—	$—
Total investment securities	$2,114,479	$(46,427)	$195,679	$(4,119)	$2,310,158	$(50,546)

	As of December 31, 2016
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$670,268	$(9,829)	$—	$—	$670,268	$(9,829)
U.S. government agency and U.S. government sponsored enterprise debt securities	203,901	(3,249)	—	—	203,901	(3,249)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	202,106	(5,452)	29,201	(766)	231,307	(6,218)
Residential mortgage-backed securities	629,324	(9,594)	119,603	(1,955)	748,927	(11,549)
Municipal securities	57,655	(1,699)	2,692	(201)	60,347	(1,900)
Non-agency residential mortgage-backed securities:
Investment grade	5,033	(101)	6,444	(14)	11,477	(115)
Corporate debt securities:
Investment grade	—	—	71,667	(375)	71,667	(375)
Non-investment grade	—	—	9,173	(1,018)	9,173	(1,018)
Foreign bonds:
Investment grade	363,618	(21,327)	14,258	(252)	377,876	(21,579)
Other securities	30,991	(509)	—	—	30,991	(509)
Total available-for-sale investment securities	$2,162,896	$(51,760)	$253,038	$(4,581)	$2,415,934	$(56,341)
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$—	$—	$—	$—	$—	$—
Total investment securities	$2,162,896	$(51,760)	$253,038	$(4,581)	$2,415,934	$(56,341)

For each reporting period, the Company examines all individual securities that are in an unrealized loss position for OTTI.  For discussion of the factors and criteria the Company uses in analyzing securities for OTTI, see Note 1 — Summary of Significant Accounting Policies — Available-for-Sale Investment Securities to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

The unrealized losses were primarily attributed to the yield curve movement, in addition to widened liquidity and credit spreads. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company believes that the gross unrealized losses detailed in the previous tables are temporary and not due to reasons of credit quality. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, no impairment loss has been recorded on the Company’s Consolidated Statements of Income for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the Company had 163 available-for-sale investment securities in an unrealized loss position with no credit impairment, primarily comprised of 13 investment grade foreign bonds, 83 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities and 27 U.S. Treasury securities. In comparison, the Company had 170 available-for-sale investment securities in an unrealized loss position with no credit impairment, primarily comprised of 13 investment grade foreign bonds, 82 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities and 26 U.S. Treasury securities as of December 31, 2016.

During the first quarter of 2016, the Company obtained a non-agency mortgage-backed investment security, through the securitization of multifamily real estate loans, which was classified as held-to-maturity and recorded at amortized cost. The Company has the intent and ability to hold the security to maturity.

OTTI

No OTTI credit losses were recognized for the three months ended March 31, 2017 and 2016.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and losses, and tax expense related to the sales of available-for-sale investment securities for the three months ended March 31, 2017 and 2016:

($ in thousands)	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$302,656	$652,753
Gross realized gains	$2,474	$3,967
Gross realized losses	$—	$125
Related tax expense	$1,040	$1,616

Scheduled Maturities of Investment Securities

The following table presents the scheduled maturities of available-for-sale investment securities as of March 31, 2017:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$519,223	$503,271
Due after one year through five years	878,436	867,870
Due after five years through ten years	241,665	236,183
Due after ten years	1,366,109	1,354,710
Total available-for-sale investment securities	$3,005,433	$2,962,034

The following table presents the scheduled maturity of the held-to-maturity investment security as of March 31, 2017:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due after ten years	$132,497	$133,656

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Available-for-sale investment securities with fair values of $640.9 million and $767.4 million as of March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, and for other purposes required or permitted by law.

Restricted Equity Securities

Restricted equity securities include stock of the Federal Reserve Bank and the Federal Home Loan Bank. Restricted equity securities are carried at cost as these securities do not have a readily determined fair value because ownership of these shares is restricted and they lack a market. The following table presents the restricted equity securities as of March 31, 2017 and December 31, 2016:

($ in thousands)	March 31, 2017	December 31, 2016
Federal Reserve Bank stock	$17,250	$17,250
FHLB stock	55,769	55,525
Total	$73,019	$72,775

Note 7 — Derivatives

The Company uses derivatives to manage exposure to market risk, including interest rate risk and foreign currency risk and to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates are not significant to earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company’s investment in its China subsidiary, East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

The following table presents the total notional and fair values of the Company’s derivatives as of March 31, 2017 and December 31, 2016:

($ in thousands)	March 31, 2017			December 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit	$48,365	$—	$6,793	$48,365	$—	$5,976
Foreign currency forward contracts	—	—	—	83,026	4,325	—
Total derivatives designated as hedging instruments	$48,365	$—	$6,793	$131,391	$4,325	$5,976
Derivatives not designated as hedging instruments:
Interest rate swaps and options	$7,831,456	$61,586	$60,204	$7,668,482	$67,578	$65,131
Foreign exchange contracts	1,267,282	8,220	7,357	767,764	11,874	11,213
RPAs	71,396	3	2	71,414	3	3
Total derivatives not designated as hedging instruments	$9,170,134	$69,809	$67,563	$8,507,660	$79,455	$76,347

(1)	Derivative assets and derivative liabilities are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets.

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

As of each of March 31, 2017 and December 31, 2016, the total notional amount of the interest rate swaps on certificates of deposit was $48.4 million. The fair value liabilities of the interest rate swaps were $6.8 million and $6.0 million as of March 31, 2017 and December 31, 2016, respectively.

The following table presents the net (losses) gains recognized on the Consolidated Statements of Income related to the derivatives designated as fair value hedges for the three months ended March 31, 2017 and 2016:

($ in thousands)	Three Months Ended March 31,
	2017	2016
(Losses) gains recorded in interest expense:
Recognized on interest rate swaps	$(817)	$4,229
Recognized on certificates of deposit	$688	$(3,356)

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. During the fourth quarter of 2015, the Company began entering into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in China, against the risk of adverse changes in the foreign currency exchange rate. The Company recorded the changes in the carrying amount of its China subsidiary in the Foreign currency translation adjustment account within AOCI. Simultaneously, the effective portion of the hedge of this exposure was also recorded in the Foreign Currency Translation Adjustment account and the ineffective portion, if any, was recorded in current earnings. During the three months ended March 31, 2017, the Company discontinued hedge accounting prospectively. The cumulative effective portion of the net investment hedges recorded through the point of dedesignation will remain in the Foreign currency translation adjustment account within AOCI, and reclassified into earnings only upon the sale or liquidation of the China subsidiary. The Company continues to economically hedge its foreign currency exposure in its China subsidiary and the foreign exchange forward contracts are included as part of the Derivatives Not Designated as Hedging Instruments — “Foreign Exchange Contracts” caption as of March 31, 2017.

As of March 31, 2017, there were no derivative contracts designated as net investment hedges. As of December 31, 2016, the total notional amount and fair value of the foreign currency forward contracts designated as net investment hedges were $83.0 million and a $4.3 million asset, respectively. The following table presents the losses recorded in the Foreign currency translation adjustment account within AOCI related to the effective portion of the net investment hedges and the ineffectiveness recorded on the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016:

($ in thousands)	Three Months Ended March 31,
	2017	2016
Losses recognized in AOCI on net investment hedges (effective portion)	$648	$1,485
Losses recognized in foreign exchange income (ineffective portion)	$1,953	$880

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps and Options — The Company enters into interest rate derivatives including interest rate swaps and options with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties.  As of March 31, 2017, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers totaled $3.92 billion for derivatives that were in an asset valuation position and $3.91 billion for derivatives that were in a liability valuation position. As of December 31, 2016, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers totaled $3.86 billion for derivatives that were in an asset valuation position and $3.81 billion for derivatives that were in a liability valuation position. The fair values of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $61.6 million asset and a $60.2 million liability as of March 31, 2017. The fair values of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $67.6 million asset and a $65.1 million liability as of December 31, 2016.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts on a regular basis, primarily comprised of forward and swap contracts to economically hedge foreign exchange rate fluctuations. A majority of these contracts have original maturities of one year or less. As of March 31, 2017 and December 31, 2016, the total notional amounts of the foreign exchange contracts were $1.27 billion and $767.8 million, respectively.  The fair values of the foreign exchange contracts recorded were an $8.2 million asset and a $7.4 million liability as of March 31, 2017. The fair values of the short-term foreign exchange contracts recorded were an $11.9 million asset and an $11.2 million liability as of December 31, 2016.

Credit Risk Participation Agreements — The Company has entered into RPAs under which the Company assumed its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The Company may or may not be a party to the interest rate derivative contract and enters into such RPAs in instances where the Company is a party to the related loan participation agreement with the borrower. The Company will make/receive payments under the RPAs if the borrower defaults on its obligation to perform under the interest rate derivative contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amounts of the RPAs reflect the Company’s pro-rata share of the derivative instrument. As of March 31, 2017, the notional amount and the fair value of RPAs purchased were approximately $49.1 million and a $2 thousand liability, respectively. As of March 31, 2017, the notional amount and fair value of the RPAs sold were approximately $22.3 million and a $3 thousand asset, respectively. As of December 31, 2016, the notional amount and the fair value of RPAs purchased were approximately $48.3 million and a $3 thousand liability, respectively. As of December 31, 2016, the notional amount and the fair value of the RPA sold was approximately $23.1 million and a $3 thousand asset, respectively. Assuming all underlying borrowers referenced in the interest rate derivative contracts defaulted as of March 31, 2017 and December 31, 2016, the exposures from the RPAs purchased would be $112 thousand and $179 thousand, respectively.  As of March 31, 2017 and December 31, 2016, the weighted average remaining maturities of the outstanding RPAs were 3.5 years and 3.7 years, respectively.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statements of Income related to derivatives not designated as hedging instruments for the three months ended March 31, 2017 and 2016:

($ in thousands)	Location in Consolidated Statements of Income	Three Months Ended March 31,
		2017	2016
Derivatives not designated as hedging instruments:
Interest rate swaps and options	Derivative fees and other income	$(1,066)	$(711)
Foreign exchange contracts	Foreign exchange income	5,838	2,828
RPAs	Derivative fees and other income	1	(11)
Net gains		$4,773	$2,106

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. In the event that East West Bank’s credit rating is downgraded to below investment grade, no additional collateral would be required to be posted, since the liabilities related to such contracts were fully collateralized as of March 31, 2017 and December 31, 2016.

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

($ in thousands)	As of March 31, 2017
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
						Derivative Amount		Collateral Received		Net Amount
Derivatives Assets	$69,809	$44,570	$25,239	$—	$25,239	$(20,964)	(1)	$(4,162)	(2)	$113

	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
						Derivative Amount		Collateral Posted		Net Amount
Derivatives Liabilities	$74,356	$22,699	$51,657	$—	$51,657	$(20,964)	(1)	$(29,833)	(3)	$860

($ in thousands)	As of December 31, 2016
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
						Derivative Amounts		Collateral Received		Net Amount
Derivatives Assets	$83,780	$51,218	$32,562	$—	$32,562	$(20,991)	(1)	$(10,687)	(2)	$884

	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts of Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
						Derivative Amounts		Collateral Posted		Net Amount
Derivatives Liabilities	$82,323	$24,097	$58,226	$—	$58,226	$(20,991)	(1)	$(36,349)	(3)	$886

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents $1.0 million and $8.1 million of cash collateral received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements as of March 31, 2017 and December 31, 2016, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $1.2 million and $170 thousand of cash collateral posted as of March 31, 2017 and December 31, 2016, respectively.

In addition to the amounts included in the table above, the Company also has balance sheet netting related to resale and repurchase agreements, refer to Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements for additional information. Refer to Note 4 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements for fair value measurement disclosures on derivatives.

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

The following table presents the composition of the Company’s non-PCI and PCI loans as of March 31, 2017 and December 31, 2016:

($ in thousands)	March 31, 2017			December 31, 2016
	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)
CRE:
Income producing	$7,964,224	$337,874	$8,302,098	$7,667,661	$348,448	$8,016,109
Construction	562,560	—	562,560	551,560	—	551,560
Land	120,885	1,347	122,232	121,276	1,918	123,194
Total CRE	8,647,669	339,221	8,986,890	8,340,497	350,366	8,690,863
C&I:
Commercial business	9,176,747	32,110	9,208,857	8,921,246	38,387	8,959,633
Trade finance	709,215	—	709,215	680,930	—	680,930
Total C&I	9,885,962	32,110	9,918,072	9,602,176	38,387	9,640,563
Residential:
Single-family	3,566,739	133,333	3,700,072	3,370,669	139,110	3,509,779
Multifamily	1,643,167	89,528	1,732,695	1,490,285	95,654	1,585,939
Total residential	5,209,906	222,861	5,432,767	4,860,954	234,764	5,095,718
Consumer	2,106,091	17,472	2,123,563	2,057,067	18,928	2,075,995
Total loans held-for-investment	$25,849,628	$611,664	$26,461,292	$24,860,694	$642,445	$25,503,139
Allowance for loan losses	(263,007)	(87)	(263,094)	(260,402)	(118)	(260,520)
Loans held-for-investment, net	$25,586,621	$611,577	$26,198,198	$24,600,292	$642,327	$25,242,619

(1)	Includes $(4.7) million and $1.2 million as of March 31, 2017 and December 31, 2016, respectively, of net deferred loan fees, unamortized premiums and unaccreted discounts.

(2)	Loans net of ASC 310-30 discount.

CRE loans include income producing real estate, construction and land loans where the interest rates may be fixed, variable or hybrid. Included in CRE loans are owner occupied CRE loans, and also non-owner occupied CRE loans where the borrowers rely on income from tenants to service the loan. Commercial business and trade finance in the C&I segment provide financing to businesses in a wide spectrum of industries.

Residential loans are comprised of single-family and multifamily loans. The Company offers first lien mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Company offers a variety of first lien mortgage loan programs, including fixed rate conforming loans and adjustable rate mortgage loans with initial fixed periods of one to five years, which adjust annually thereafter.

Consumer loans are comprised of home equity lines of credit (“HELOCs”), insurance premium financing loans, credit card and auto loans. As of March 31, 2017 and December 31, 2016, the Company’s HELOCs are the largest component of the consumer loan portfolio, and are secured by one-to-four unit residential properties located in its primary lending areas. The HELOCs loan portfolio is largely comprised of loans originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less at origination. The Company is in a first lien position for many of these reduced documentation HELOCs. These loans have historically experienced low delinquency and default rates.

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

As of March 31, 2017 and December 31, 2016, loans totaling $17.16 billion and $16.44 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the FHLB and the Federal Reserve Bank.

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

Pass and Watch loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special Mention loans are considered to have potential weaknesses that warrant closer attention by management. Special Mention is considered a transitory grade. If potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information indicate that the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are considered to have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss, if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are considered to be uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted based on changes in the borrowers’ financial status and the loans’ collectability.

The following tables present the credit risk rating for non-PCI loans by portfolio segment as of March 31, 2017 and December 31, 2016:

	March 31, 2017
($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
CRE:
Income producing	$7,800,487	$23,362	$140,375	$—	$—	$7,964,224
Construction	530,278	32,282	—	—	—	562,560
Land	109,013	—	11,872	—	—	120,885
C&I:
Commercial business	8,827,318	139,251	185,249	24,929	—	9,176,747
Trade finance	677,654	3,566	27,995	—	—	709,215
Residential:
Single-family	3,533,047	8,693	24,999	—	—	3,566,739
Multifamily	1,619,193	1,284	22,690	—	—	1,643,167
Consumer	2,087,485	6,907	11,699	—	—	2,106,091
Total	$25,184,475	$215,345	$424,879	$24,929	$—	$25,849,628

	December 31, 2016
($ in thousands)	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
CRE:
Income producing	$7,476,804	$29,005	$161,852	$—	$—	$7,667,661
Construction	551,560	—	—	—	—	551,560
Land	107,976	—	13,290	10	—	121,276
C&I:
Commercial business	8,559,674	155,276	201,139	5,157	—	8,921,246
Trade finance	635,027	9,435	36,460	—	8	680,930
Residential:
Single-family	3,341,015	10,179	19,475	—	—	3,370,669
Multifamily	1,462,522	2,268	25,495	—	—	1,490,285
Consumer	2,043,405	6,764	6,898	—	—	2,057,067
Total	$24,177,983	$212,927	$464,609	$5,167	$8	$24,860,694

The following tables present the credit risk rating for PCI loans by portfolio segment as of March 31, 2017 and December 31, 2016:

	March 31, 2017
($ in thousands)	Pass/Watch	Special Mention	Substandard	Total PCI Loans
CRE:
Income producing	$282,099	$573	$55,202	$337,874
Land	1,012	—	335	1,347
C&I:
Commercial business	27,884	680	3,546	32,110
Residential:
Single-family	130,031	1,522	1,780	133,333
Multifamily	80,510	—	9,018	89,528
Consumer	15,559	374	1,539	17,472
Total (1)	$537,095	$3,149	$71,420	$611,664

	December 31, 2016
($ in thousands)	Pass/Watch	Special Mention	Substandard	Total PCI Loans
CRE:
Income producing	$293,529	$3,239	$51,680	$348,448
Land	1,562	—	356	1,918
C&I:
Commercial business	33,885	772	3,730	38,387
Residential:
Single-family	136,245	1,239	1,626	139,110
Multifamily	86,190	—	9,464	95,654
Consumer	17,433	316	1,179	18,928
Total (1)	$568,844	$5,566	$68,035	$642,445

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status. Additionally, non-PCI loans that are not 90 or more days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017
($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
CRE:
Income producing	$3,132	$—	$3,132	$11,596	$22,120	$33,716	$7,927,376	$7,964,224
Construction	—	—	—	—	—	—	562,560	562,560
Land	—	—	—	47	4,453	4,500	116,385	120,885
C&I:
Commercial business	8,478	5	8,483	47,238	44,855	92,093	9,076,171	9,176,747
Trade finance	—	—	—	—	—	—	709,215	709,215
Residential:
Single-family	2,211	5,246	7,457	—	5,643	5,643	3,553,639	3,566,739
Multifamily	4,801	904	5,705	1,030	1,192	2,222	1,635,240	1,643,167
Consumer	3,352	444	3,796	156	2,825	2,981	2,099,314	2,106,091
Total	$21,974	$6,599	$28,573	$60,067	$81,088	$141,155	$25,679,900	$25,849,628

	December 31, 2016
($ in thousands)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
CRE:
Income producing	$6,233	$14,080	$20,313	$14,872	$12,035	$26,907	$7,620,441	$7,667,661
Construction	4,994	—	4,994	—	—	—	546,566	551,560
Land	—	—	—	433	4,893	5,326	115,950	121,276
C&I:
Commercial business	45,052	2,279	47,331	60,511	20,737	81,248	8,792,667	8,921,246
Trade finance	—	—	—	8	—	8	680,922	680,930
Residential:
Single-family	9,595	8,076	17,671	—	4,214	4,214	3,348,784	3,370,669
Multifamily	3,951	374	4,325	2,790	194	2,984	1,482,976	1,490,285
Consumer	3,327	3,228	6,555	165	1,965	2,130	2,048,382	2,057,067
Total	$73,152	$28,037	$101,189	$78,779	$44,038	$122,817	$24,636,688	$24,860,694

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. Please refer to the discussion on PCI loans within this note for additional details on interest income recognition. As of March 31, 2017 and December 31, 2016, PCI loans on nonaccrual status totaled $12.0 million and $11.7 million, respectively.

Loans in Process of Foreclosure

As of March 31, 2017 and December 31, 2016, the Company had $944 thousand and $3.1 million, respectively, of recorded investment in residential and consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions, which were not included in OREO. No foreclosed residential real estate properties were included in total net OREO of $3.6 million as of March 31, 2017. In comparison, foreclosed residential real estate properties with a carrying amount of $401 thousand were included in total net OREO of $6.7 million as of December 31, 2016.

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

The following table presents the additions to non-PCI TDRs for the three months ended March 31, 2017 and 2016:

	Loans Modified as TDRs During the Three Months Ended March 31,
($ in thousands)	2017				2016
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	1	$1,526	$1,505	$—	2	$13,775	$13,758	$—
Land	2	$86	$—	$—	—	$—	$—	$—
C&I:
Commercial business	2	$6,448	$4,914	$1,273	4	$21,614	$18,577	$97
Trade finance	—	$—	$—	$—	2	$7,901	$8,082	$—
Residential:
Single-family	—	$—	$—	$—	1	$276	$272	$—
Consumer	—	$—	$—	$—	1	$344	$345	$1

(1)	Includes subsequent payments after modification and reflects the balance as of March 31, 2017 and 2016.

(2)	The financial impact includes charge-offs and specific reserves recorded at the modification date.

The following table presents the non-PCI TDR modifications for the three months ended March 31, 2017 and 2016 by modification type:

($ in thousands)	Modification Type During the Three Month Ended March 31,
	2017					2016
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other	Total	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other	Total
CRE	$1,505	$—	$—	$—	$1,505	$13,730	$—	$—	$28	$13,758
C&I	—	4,914	—	—	4,914	19,112	—	3,615	3,932	26,659
Residential	—	—	—	—	—	272	—	—	—	272
Consumer	—	—	—	—	—	345	—	—	—	345
Total	$1,505	$4,914	$—	$—	$6,419	$33,459	$—	$3,615	$3,960	$41,034

(1)	Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Includes principal and interest deferments or reductions.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to have defaulted. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following table presents information for loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three months ended March 31, 2017 and 2016, and were still in default at the respective period end:

	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended March 31,
	2017		2016
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
C&I:
Commercial business	1	$2,718	4	$966

The amount of additional funds committed to lend to borrowers whose terms have been modified was $4.0 million and $9.9 million as of March 31, 2017 and December 31, 2016, respectively.

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

The following tables present information on the non-PCI impaired loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017
($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
CRE:
Income producing	$48,832	$34,984	$9,528	$44,512	$1,159
Land	5,050	4,453	47	4,500	6
C&I:
Commercial business	182,965	101,963	34,031	135,994	6,218
Trade finance	3,449	3,438	—	3,438	—
Residential:
Single-family	16,132	1,864	13,172	15,036	611
Multifamily	10,132	5,649	3,575	9,224	121
Consumer	4,897	670	3,855	4,525	32
Total	$271,457	$153,021	$64,208	$217,229	$8,147

	December 31, 2016
($ in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
CRE:
Income producing	$50,718	$32,507	$14,001	$46,508	$1,263
Land	6,457	5,427	443	5,870	63
C&I:
Commercial business	162,239	78,316	42,137	120,453	10,443
Trade finance	5,227	—	5,166	5,166	34
Residential:
Single-family	15,435	—	14,335	14,335	687
Multifamily	11,181	5,684	4,357	10,041	180
Consumer	4,016	—	3,682	3,682	31
Total	$255,273	$121,934	$84,121	$206,055	$12,701

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans during the three months ended March 31, 2017 and 2016:

($ in thousands)	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
CRE:
Income producing	$44,772	$35	$71,767	$391
Land	4,717	—	6,952	9
C&I:
Commercial business	138,931	214	94,505	369
Trade finance	4,283	7	13,737	66
Residential:
Single-family	15,096	22	18,356	65
Multifamily	9,269	38	22,345	77
Consumer	4,533	12	1,638	16
Total non-PCI impaired loans	$221,601	$328	$229,300	$993

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal and not as interest income.

Allowance for Credit Losses

The following tables present a summary of activities in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
($ in thousands)	Non-PCI Loans					PCI Loans
	CRE	C&I	Residential	Consumer	Total		Total
Beginning balance	$72,804	$142,166	$37,333	$8,099	$260,402	$118	$260,520
Provision for (reversal of) loan losses	1,639	1,946	3,835	626	8,046	(31)	8,015
Charge-offs	(148)	(7,057)	—	(4)	(7,209)	—	(7,209)
Recoveries	593	455	578	142	1,768	—	1,768
Net recoveries (charge-offs)	445	(6,602)	578	138	(5,441)	—	(5,441)
Ending balance	$74,888	$137,510	$41,746	$8,863	$263,007	$87	$263,094

	Three Months Ended March 31, 2016
($ in thousands)	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$81,191	$134,597	$39,292	$9,520	$264,600	$359	$264,959
Provision for (reversal of) loan losses	1,306	4,654	(5,317)	(226)	417	(31)	386
Charge-offs	(56)	(5,860)	(137)	(1)	(6,054)	—	(6,054)
Recoveries	97	686	97	67	947	—	947
Net recoveries (charge-offs)	41	(5,174)	(40)	66	(5,107)	—	(5,107)
Ending balance	$82,538	$134,077	$33,935	$9,360	$259,910	$328	$260,238

For further information on accounting policies and the methodology used to estimate the allowance for credit losses and loan charge-offs, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

The following table presents a summary of activities in the allowance for unfunded credit reserves during the three months ended March 31, 2017 and 2016:

($ in thousands)	Three Months Ended March 31,
	2017	2016
Beginning balance	$16,121	$20,360
(Reversal of) provision for unfunded credit reserves	(947)	1,054
Ending balance	$15,174	$21,414

The allowance for unfunded credit reserves is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The allowance for unfunded credit reserves is included in Accrued expense and other liabilities on the Consolidated Balance Sheets. See Note 11 — Commitments and Contingencies to the Consolidated Financial Statements for additional information related to unfunded credit reserves.

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of March 31, 2017 and December 31, 2016:

	March 31, 2017
($ in thousands)	CRE	C&I	Residential	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$1,165	$6,218	$732	$32	$8,147
Collectively evaluated for impairment	73,723	131,292	41,014	8,831	254,860
Acquired with deteriorated credit quality	86	—	1	—	87
Ending balance	$74,974	$137,510	$41,747	$8,863	$263,094

Recorded investment in loans
Individually evaluated for impairment	$49,012	$139,432	$24,260	$4,525	$217,229
Collectively evaluated for impairment	8,598,657	9,746,530	5,185,646	2,101,566	25,632,399
Acquired with deteriorated credit quality (1)	339,221	32,110	222,861	17,472	611,664
Ending balance (1)	$8,986,890	$9,918,072	$5,432,767	$2,123,563	$26,461,292

	December 31, 2016
($ in thousands)	CRE	C&I	Residential	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$1,326	$10,477	$867	$31	$12,701
Collectively evaluated for impairment	71,478	131,689	36,466	8,068	247,701
Acquired with deteriorated credit quality	112	1	5	—	118
Ending balance	$72,916	$142,167	$37,338	$8,099	$260,520

Recorded investment in loans
Individually evaluated for impairment	$52,378	$125,619	$24,376	$3,682	$206,055
Collectively evaluated for impairment	8,288,119	9,476,557	4,836,578	2,053,385	24,654,639
Acquired with deteriorated credit quality (1)	350,366	38,387	234,764	18,928	642,445
Ending balance (1)	$8,690,863	$9,640,563	$5,095,718	$2,075,995	$25,503,139

(1)	Loans net of ASC 310-30 discount.

Purchased Credit Impaired Loans

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

The following table presents the changes in accretable yield for PCI loans for the three months ended March 31, 2017 and 2016:

($ in thousands)	Three Months Ended March 31,
	2017	2016
Beginning balance	$136,247	$214,907
Accretion	(10,279)	(22,429)
Changes in expected cash flows	2,022	(6,487)
Ending balance	$127,990	$185,991

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

As of March 31, 2017, loans held-for-sale amounted to $28.9 million, which were primarily comprised of C&I loans. As of December 31, 2016, loans held-for-sale amounted to $23.1 million, which were comprised primarily of consumer loans. Transfers of loans held-for-investment to loans held-for-sale were $278.0 million during the three months ended March 31, 2017. These loan transfers were comprised of C&I loans. In comparison, $308.7 million of loans held-for-investment were transferred to loans held-for-sale during the three months ended March 31, 2016. These loan transfers were comprised primarily of multifamily residential, C&I and CRE loans. The Company recorded $92 thousand and $1.8 million, respectively, in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held-for-sale for the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017, the Company sold $29.3 million in originated loans, which were comprised of C&I and single-family residential loans, resulting in net gains of $1.8 million. In comparison, during the three months ended March 31, 2016, the Company sold or securitized $256.2 million in originated loans, which were comprised primarily of multifamily residential, C&I and CRE loans, resulting in net gains of $4.3 million. During the same period, the Company recorded $1.1 million in net gains and $641 thousand in mortgage servicing rights, and retained $160.1 million of the senior tranche of the resulting securities from the securitization of $201.7 million of multifamily residential loans.

From time to time, the Company purchases and sells loans in the secondary market. During the three months ended March 31, 2017, the Company purchased $147.2 million of loans, compared to $239.3 million during the three months ended March 31, 2016. The decrease in the loans purchased for the three months ended March 31, 2017, compared to the same period in prior year, was primarily due to the purchase of single-family residential loans that were made to low-to-moderate income borrowers during the three months ended March 31, 2016, while there was no such purchase during the same period in 2017. Other loan purchases were largely made within the Company’s syndicated loan portfolio. Certain purchased loans were transferred from loans held-for-investment to loans held-for-sale and a write-down to allowance for loan losses was recorded, where appropriate. During the three months ended March 31, 2017, the Company sold $246.6 million of loans in the secondary market at a net gain of $1.0 million. In comparison, the Company sold $53.9 million of loans in the secondary market during the three months ended March 31, 2016 and no gains or losses were recognized from these sales.

For the three months ended March 31, 2017 and 2016, the Company recorded valuation adjustments of $69 thousand and $2.4 million, respectively, in Net gains on sales of loans on the Consolidated Statements of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value.

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

The following table presents the balances of the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of the periods indicated:

($ in thousands)	March 31, 2017	December 31, 2016
Investments in qualified affordable housing partnerships, net	$176,965	$183,917
Accrued expenses and other liabilities — Unfunded commitments	$52,223	$57,243

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the periods indicated:

($ in thousands)	Three Months Ended March 31,
	2017	2016
Tax credits and other tax benefits recognized	$9,621	$9,452
Amortization expense included in income tax expense	$6,950	$6,966

Investments in Tax Credit and Other Investments, Net

Investments in tax credit and other investments, net, were $177.0 million and $173.3 million as of March 31, 2017 and December 31, 2016, respectively. The Company is not the primary beneficiary in these partnerships and, therefore, is not required to consolidate its investments in tax credit and other investments on the Consolidated Financial Statements. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company applies either the equity method or cost method of accounting.

Total unfunded commitments for these investments were $101.8 million and $117.0 million as of March 31, 2017 and December 31, 2016, respectively, and were included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Amortization of tax credit and other investments was $14.4 million and $14.2 million for the three months ended March 31, 2017 and 2016, respectively.

Note 10 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill of $469.4 million remained unchanged as of March 31, 2017 compared to December 31, 2016. Goodwill is tested for impairment on an annual basis as of December 31st, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s three operating segments, Retail Banking, Commercial Banking, and Other, are equivalent to the Company’s reporting units. For complete discussion and disclosure, see Note 15 — Business Segments to the Consolidated Financial Statements.

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2016 and concluded that there was no goodwill impairment as the fair values of all reporting units exceeded the carrying amounts of goodwill. There were no triggering events during the three months ended March 31, 2017 and therefore, no additional goodwill impairment analysis was performed. No assurance can be given that goodwill will not be written down in future periods. Refer to Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2016 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. There were no impairment write-downs on core deposit intangibles for the three months ended March 31, 2017 and 2016.

The following table presents the gross carrying value of intangible assets and accumulated amortization as of March 31, 2017 and December 31, 2016:

($ in thousands)	March 31, 2017	December 31, 2016
Gross balance	$108,814	$108,814
Accumulated amortization	82,642	80,825
Net carrying balance	$26,172	$27,989

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the intangible assets was $1.8 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles:

Year Ended December 31,	Amount ($ in thousands)

Remainder of 2017	$5,118
2018	5,883
2019	4,864
2020	3,846
2021	2,833
Thereafter	3,628
Total	$26,172

Note 11 — Commitments and Contingencies

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

($ in thousands)	March 31, 2017	December 31, 2016
Loan commitments	$5,007,903	$5,077,869
Commercial letters of credit and SBLCs	$1,695,083	$1,525,613

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions while SBLCs generally are contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As a part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. Total letters of credit of $1.70 billion consisted of commercial letters of credit of $58.7 million and SBLCs of $1.64 billion as of March 31, 2017.

The Company uses the same credit underwriting criteria in extending loans, commitments and conditional obligations to customers. Each customer’s creditworthiness is evaluated on a case-by-case basis. Collateral and financial guarantees may be obtained based on management’s assessment of the customer’s credit. Collateral may include cash, accounts receivable, inventory, property, plant and equipment and income-producing commercial property.

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves and amounted to $14.8 million as of March 31, 2017 and $15.7 million as of December 31, 2016. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

Guarantees — The Company has sold or securitized loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to make payments when the loans default. As of March 31, 2017 and December 31, 2016, the unpaid principal balance of total single-family and multifamily residential loans sold or securitized with recourse amounted to $139.6 million and $150.5 million, respectively. The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves and totaled $333 thousand and $373 thousand as of March 31, 2017 and December 31, 2016, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

Litigation — The Company is a party to various legal actions arising in the course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for currently outstanding lawsuits, claims, and proceedings when a loss contingency is probable and can be reasonably estimated. The outcome of such legal actions is inherently difficult to predict and it is possible that one or more of the currently pending or threatened legal or regulatory matters could have a material adverse effect on the Company’s liquidity, consolidated financial position, and/or results of operations. In 2016, the Company entered into a settlement agreement to fully resolve and discharge the “F&F, LLC and 618 Investment, Inc. v. East West Bank” litigation and had accrued $25.0 million as of December 31, 2016. These amounts were subsequently paid in January 2017.

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships and other tax credit investments qualifying for low income housing tax credits or other types of tax credits. These commitments are payable on demand. As of March 31, 2017 and December 31, 2016, these commitments were $154.0 million and $174.3 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

Note 12 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stock options, restricted stock awards (“RSAs”), RSUs, stock appreciation rights, stock purchase warrants, phantom stock and dividend equivalents to certain employees and non-employee directors of the Company and its subsidiaries. There were no outstanding stock options and unvested RSAs as of March 31, 2017 and 2016.

RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. RSUs entitle the recipient to receive cash dividends equivalent to any dividends paid on the underlying common stock during the period RSUs are outstanding. The RSU dividends are accrued during the vesting period and are paid at the time of vesting. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals referred to as “Performance-based RSUs.” All RSUs are subject to forfeiture until vested.

Performance-based RSUs are granted at the target amount of awards. Based on the Company’s attainment of specified performance goals and consideration of market conditions, the number of shares that vest can be adjusted to a minimum of zero and to a maximum of 200% of the target. The amount of performance-based RSUs that are eligible to vest is determined at the end of each performance period and is then added together to determine the total number of performance shares that are eligible to vest. Performance-based RSUs cliff vest three years from the date of the grant.

Compensation costs for the time-based awards are based on the quoted market price of the Company’s stock at the grant date. Compensation costs associated with performance-based RSUs are based on grant date fair value which considers both market and performance conditions and is subject to subsequent adjustments based on the changes in the Company’s stock price and the projected outcome of the performance criteria. Compensation costs of both time-based and performance-based awards are recognized on a straight-line basis from the grant date until the vesting date of each grant.

The following table presents a summary of the total share-based compensation expense and the related net tax benefit associated with the Company’s various employee share-based compensation plans for the three months ended March 31, 2017 and 2016:

($ in thousands)	Three Months Ended March 31,
	2017	2016
Stock compensation costs	$5,151	$4,575
Related net tax benefit for stock compensation plans	$4,414	$986

Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result of the adoption of this new guidance, all excess tax benefits and deficiencies on share-based payment awards are recognized within Income tax expense on the Consolidated Statements of Income for the three months ended March 31, 2017. For the three months ended March 31, 2016, these tax benefits were recorded as increases to Additional paid-in capital in the Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the activity for the Company’s time-based and performance-based RSUs for the three months ended March 31, 2017 based on the target amount of awards:

	Three Months Ended March 31, 2017
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period	1,218,714	$35.92	410,746	$35.27
Granted	330,762	54.49	131,597	56.59
Vested	(279,549)	36.84	(118,044)	36.85
Forfeited	(61,193)	39.25	—	—
Outstanding at end of period	1,208,734	$40.62	424,299	$41.44

As of March 31, 2017, total unrecognized compensation costs related to time-based and performance-based RSUs amounted to $34.6 million and $20.2 million, respectively. These costs are expected to be recognized over a weighted average period of 2.30 years and 2.41 years, respectively.

Note 13 — Stockholders’ Equity and Earnings Per Share

Warrant — The Company acquired MetroCorp Bancshares, Inc., (“MetroCorp”) on January 17, 2014. Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock. Upon the acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant has not been exercised as of March 31, 2017.

EPS — Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for warrants and RSUs outstanding using the treasury stock method. With the adoption of ASU 2016-09 during the first quarter of 2017, the impact of excess tax benefits and deficiencies is no longer included in the calculation of diluted EPS. In addition, the adoption of ASU 2016-09 favorably impacted basic and diluted EPS by $0.03 per share each for the three months ended March 31, 2017. See Note 2 — Current Accounting Developments to the Consolidated Financial Statements for additional information.

The following table presents the EPS calculations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ and shares in thousands, except per share data)	2017	2016
Basic
Net income	$169,736	$107,516

Basic weighted average number of shares outstanding	144,249	143,958
Basic EPS	$1.18	$0.75

Diluted
Net income	$169,736	$107,516

Basic weighted average number of shares outstanding	144,249	143,958
Diluted potential common shares (1)	1,483	845
Diluted weighted average number of shares outstanding	145,732	144,803
Diluted EPS	$1.16	$0.74

(1)	Includes dilutive shares from RSUs and warrants for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017 and 2016, approximately 194 thousand and 13 thousand weighted average anti-dilutive shares from RSUs, respectively, were excluded from the diluted EPS computation.

Note 14 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the three months ended March 31, 2017 and 2016:

($ in thousands)	Three Months Ended March 31,
	2017			2016
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Beginning balance	$(28,772)	$(19,374)	$(48,146)	$(6,144)	$(8,797)	$(14,941)
Net unrealized gains (losses) arising during the period	5,055	1,007	6,062	15,142	(33)	15,109
Amounts reclassified from AOCI	(1,434)	—	(1,434)	(2,226)	—	(2,226)
Changes, net of taxes	3,621	1,007	4,628	12,916	(33)	12,883
Ending balance	$(25,151)	$(18,367)	$(43,518)	$6,772	$(8,830)	$(2,058)

(1)
Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was Chinese Renminbi and USD, respectively.

The following table presents the components of other comprehensive income, reclassifications to net income and the related tax effects for the three months ended March 31, 2017 and 2016:

($ in thousands)	Three Months Ended March 31,
	2017			2016
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains arising during the period	$8,721	$(3,666)	$5,055	$26,130	$(10,988)	$15,142
Net realized gains reclassified into net income (1)	(2,474)	1,040	(1,434)	(3,842)	1,616	(2,226)
Net change	6,247	(2,626)	3,621	22,288	(9,372)	12,916

Foreign currency translation adjustments:
Net unrealized gains (losses) arising during period	1,007	—	1,007	(33)	—	(33)
Net change	1,007	—	1,007	(33)	—	(33)
Other comprehensive income	$7,254	$(2,626)	$4,628	$22,255	$(9,372)	$12,883

(1)	For the three months ended March 31, 2017 and 2016, the pretax amounts were reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statements of Income.

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

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes C&I and CRE operations, primarily generates commercial loans and deposits through the commercial lending offices located in the Bank’s production offices. Furthermore, the Company’s Commercial Banking segment offers a wide variety of international finance, trade, and cash management services and products. The remaining centralized functions, including treasury activities and eliminations of inter-segment amounts, have been aggregated and included in the “Other” segment, which provides broad administrative support to the two core segments.

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

The Company’s internal funds transfer pricing assumptions are intended to promote core deposit growth and to reflect the current risk profiles of various loan categories within the credit portfolio. Internal transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the Company’s process is reflective of current market conditions. The internal transfer pricing process is formulated with the goal of incentivizing loan and deposit growth that is consistent with the Company’s overall growth objectives, as well as to provide a reasonable and consistent basis for the measurement of the Company’s business segments and product net interest margins.

The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K. Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is deemed not practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three months ended March 31, 2017 and 2016:

($ in thousands)	Three Months Ended March 31, 2017
	Retail Banking	Commercial Banking	Other	Total
Interest income	$81,648	$191,796	$29,225	$302,669
Charge for funds used	(27,860)	(64,387)	(28,167)	(120,414)
Interest spread on funds used	53,788	127,409	1,058	182,255
Interest expense	(16,173)	(5,108)	(9,266)	(30,547)
Credit on funds provided	102,528	12,061	5,825	120,414
Interest spread on funds provided	86,355	6,953	(3,441)	89,867
Net interest income (loss) before provision for credit losses	$140,143	$134,362	$(2,383)	$272,122
Provision for credit losses	$381	$6,687	$—	$7,068
Depreciation, amortization and (accretion), net	$2,344	$(3,474)	$29,260	$28,130
Segment income before income taxes	$73,361	$91,798	$62,845	$228,004
As of March 31, 2017:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$8,213,268	$19,624,237	$7,504,621	$35,342,126

($ in thousands)	Three Months Ended March 31, 2016
	Retail Banking	Commercial Banking	Other	Total
Interest income	$77,371	$177,082	$21,719	$276,172
Charge for funds used	(22,652)	(53,791)	(11,837)	(88,280)
Interest spread on funds used	54,719	123,291	9,882	187,892
Interest expense	(14,606)	(4,026)	(5,336)	(23,968)
Credit on funds provided	72,431	9,977	5,872	88,280
Interest spread on funds provided	57,825	5,951	536	64,312
Net interest income before provision for credit losses	$112,544	$129,242	$10,418	$252,204
(Reversal of) provision for credit losses	$(1,582)	$3,022	$—	$1,440
Depreciation, amortization and (accretion), net	$43	$(10,773)	$23,488	$12,758
Segment income before income taxes	$45,945	$92,829	$5,897	$144,671
As of March 31, 2016:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$7,203,470	$17,939,537	$7,966,162	$33,109,169

Note 16 — Subsequent Events

On April 19, 2017, the Company’s Board of Directors declared second quarter 2017 cash dividends for the Company’s common stock. The common stock cash dividend of $0.20 is payable on May 15, 2017 to stockholders of record as of May 1, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) and its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”), East West Insurance Services, Inc., and its various subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s financial condition and the results of operations. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report and the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission on February 27, 2017 (the “Company’s 2016 Form 10-K”).

Overview

The Company’s vision is to serve as the financial bridge between the United States (“U.S.”) and Greater China. The Company’s primary strategy to achieve this vision is to expand the Company’s global network of contacts and resources to better meet its customers’ diverse financial needs in and between the world’s two largest markets. With over 130 locations in the U.S. and Greater China and a full range of cross-border products and services, the Company is well equipped to fulfill its customers’ business needs.

Financial Highlights

The Company delivered strong financial performance in the first quarter of 2017, which illustrated the key strengths of the Bank: consistent loan and deposit growth, favorable asset sensitivity and disciplined expense management. It is the Company’s priority to focus on strengthening its risk management infrastructure, compliance, and the Bank Secrecy Act (“BSA”)/Anti-Money Laundering (“AML”) programs in order to meet increasing regulatory expectations, while still providing strong returns to stockholders.

Noteworthy items on the Company’s performance included:

•
Net income totaled $169.7 million for the three months ended March 31, 2017, which reflected an increase of $62.2 million or 58%, from $107.5 million for the same period in 2016. This increase was primarily due to a $41.5 million net after-tax gain recognized from the sale of a commercial property in San Francisco, California, and higher net interest income.

•
Diluted earnings per share (“EPS”) was $1.16 and $0.74 for the three months ended March 31, 2017 and 2016, respectively, which reflected an increase of $0.42 or 57% from the prior year period. The first quarter 2017 diluted EPS impact from the sale of the commercial property was $0.28, net of tax.

•
Revenue, the sum of net interest income before provision for credit losses and noninterest income, increased $95.4 million or 33% to $388.1 million for the three months ended March 31, 2017, compared to the same period in 2016.

•	Noninterest expense increased $6.5 million or 4% to $153.1 million for the three months ended March 31, 2017, compared to the same period in 2016.

•	The Company’s effective tax rate was 25.6% and 25.7% for the three months ended March 31, 2017 and 2016, respectively.

•
Return on average equity increased 612 basis points to 19.7% for the three months ended March 31, 2017, compared to 13.6% for the same period in 2016. Return on average assets increased 64 basis points to 1.97% for the three months ended March 31, 2017, compared to 1.33% for the same period in 2016.

•	Cost of funds increased six basis points from 0.34% for the three months ended March 31, 2016 to 0.40% for the three months ended March 31, 2017.

Additionally, the Company experienced growth of $553.3 million or 2% in total assets as of March 31, 2017 compared to December 31, 2016. This was largely attributable to loan growth and higher cash and cash equivalents, partially offset by decreases in available-for-sale investment securities and securities purchased under resale agreements (“resale agreements”).

Gross loans held-for-investment increased $958.2 million or 4% to $26.46 billion as of March 31, 2017, compared to $25.50 billion as of December 31, 2016, while the allowance for loan losses to loans held-for-investment ratio decreased by three basis points to 0.99% as of March 31, 2017, compared to 1.02% as of December 31, 2016. The overall loan growth was primarily supported by solid deposit growth during the three months ended March 31, 2017. Deposits increased $652.0 million or 2% to $30.54 billion as of March 31, 2017, compared to $29.89 billion as of December 31, 2016, which was comprised of a $425.1 million or 2% increase in core deposits and a $226.9 million or 4% increase in time deposits. Core deposits comprised 81% of total deposits as of each of March 31, 2017 and December 31, 2016.

From a capital management perspective, the Company continued to maintain a strong capital position with its Common Equity Tier 1 (“CET1”) capital ratio at 11.1% as of March 31, 2017, compared to 10.9% as of December 31, 2016. The total risk-based capital ratio was 12.6% and 12.4% as of March 31, 2017 and December 31, 2016, respectively. The Tier I leverage capital ratio was 9.0% as of March 31, 2017, compared to 8.7% as of December 31, 2016. Book value per common share was $24.68 and $23.78 as of March 31, 2017 and December 31, 2016, respectively.

The strong balance sheet growth and increased revenues have continued to place the Company in a solid position to focus on its bridge banking strategy and target future growth opportunities. In April 2017, the Company’s Board of Directors (the “Board”) declared second quarter 2017 dividends for the Company’s common stock. The common stock cash dividend of $0.20 per share is payable on May 15, 2017 to stockholders of record as of May 1, 2017.

Results of Operations

Components of Net Income

	Three Months Ended March 31,		% Change
($ in thousands)	2017	2016	Basis Point (“bp”) Change
Interest and dividend income	$302,669	$276,172	10%
Interest expense	30,547	23,968	27
Net interest income before provision for credit losses	272,122	252,204	8
Provision for credit losses	7,068	1,440	391
Noninterest income	116,023	40,513	186
Noninterest expense	153,073	146,606	4
Income tax expense	58,268	37,155	57
Net income	$169,736	$107,516	58
Diluted EPS	$1.16	$0.74	57%
Annualized return on average assets	1.97%	1.33%	64 bps
Annualized return on average equity	19.71%	13.59%	612 bps

Net income increased $62.2 million or 58% to $169.7 million for the three months ended March 31, 2017, from $107.5 million for the same period in 2016. Diluted EPS of $1.16 increased $0.42 or 57% from the prior year period. Excluding the net gain on sale of the commercial property during the three months ended March 31, 2017, non-Generally Accepted Accounting Principles (“non-GAAP”) net income of $128.2 million and non-GAAP diluted EPS of $0.88 increased $20.7 million and $0.14 per share, respectively, from the prior year period. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures”). The earnings performance during the three months ended March 31, 2017 reflected the Company’s continued focus on prudent growth, its effort in maintaining operating expense discipline and execution of its business strategy.

Revenue, the sum of net interest income before provision for credit losses and noninterest income, was $388.1 million for the three months ended March 31, 2017. Revenue increased $95.4 million or 33% from $292.7 million for the same period in 2016. This increase was primarily due to a $75.5 million increase in noninterest income, primarily due to the $71.7 million gain recognized from the sale of the commercial property in San Francisco, California; and a $19.9 million increase in net interest income, reflecting the growth in the loan portfolio and the positive impact of recent interest rate increases.

Noninterest expense was $153.1 million for the three months ended March 31, 2017, an increase of $6.5 million or 4% from $146.6 million for the same period in 2016. The increase was largely driven by higher compensation and employee benefits, partially offset by lower consulting expense. The effective tax rate was 25.6% for the three months ended March 31, 2017, a slight decrease from 25.7% for the same period in 2016.

Strong returns on average assets and average equity during the three months ended March 31, 2017 reflected the Company’s ability to achieve higher profitability while expanding the loan and deposit base. The return on average assets increased 64 basis points to 1.97% for the three months ended March 31, 2017, compared to 1.33% for the same period in 2016. The return on average equity increased 612 basis points to 19.71% for the three months ended March 31, 2017, compared to 13.59% for the same period in 2016. Excluding the impact of the gain on the sale of the commercial property, non-GAAP return on average assets was 1.49% for the three months ended March 31, 2017, a 16 basis point increase from the prior year period. Excluding the impact of the gain on the sale of the commercial property, non-GAAP return on average equity was 14.88% for the three months ended March 31, 2017, a 129 basis point increase from the prior year period. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures”.)

Use of Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.

The Company believes these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding its performance. Management believes that excluding the non-recurring after-tax effect of the gain on sale of the commercial property from net income, diluted EPS, and returns on average assets and average equity, will make it easier for investors to analyze the results on a more comparable basis. However, note that these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table presents a reconciliation of GAAP to non-GAAP financial measurement for the three months ended March 31, 2017 and 2016:

($ and shares in thousands, except per share data)		Three Months Ended March 31,
		2017	2016
Net income	(a)	$169,736	$107,516
Less: Gain on sale of the commercial property, net of tax (1)	(b)	(41,526)	—
Non-GAAP net income	(c)	$128,210	$107,516

Diluted weighted average number of shares outstanding	(d)	145,732	144,803

Diluted EPS	(a)/(d)	$1.16	$0.74
Diluted EPS impact of the gain on sale of the commercial property, net of tax	(b)/(d)	(0.28)	—
Non-GAAP diluted EPS	(c)/(d)	$0.88	$0.74

Average total assets	(e)	$34,928,031	$32,486,723
Average stockholders’ equity	(f)	$3,493,396	$3,181,368
Return on average assets (2)	(a)/(e)	1.97%	1.33%
Non-GAAP return on average assets (2)	(c)/(e)	1.49%	1.33%
Return on average equity (2)	(a)/(f)	19.71%	13.59%
Non-GAAP return on average equity (2)	(c)/(f)	14.88%	13.59%

(1)	Applied statutory tax rate of 42.05%.

(2)	Annualized.

A discussion of the net interest income, noninterest income, noninterest expense, income taxes and operating segment results is presented below.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities, resale agreements and other interest-earning assets less interest expense on customer deposits, repurchase agreements, long-term debt and other interest-bearing liabilities. Net interest margin is calculated by dividing the annualized gross interest revenue less gross interest expense by average interest-earning assets. Net interest income and net interest margin are affected by several factors, including changes in average balances and composition of interest-earning assets and funding sources, market interest rate fluctuations and slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, volume of noninterest-bearing sources of funds and asset quality.

Net interest income for the three months ended March 31, 2017 was $272.1 million, an increase of $19.9 million or 8% compared to $252.2 million for the same period in 2016. The increase in net interest income for the three months ended March 31, 2017 was primarily attributable to increased interest income mainly due to the growth of the loan portfolio, and higher yields from the Company’s investment securities and interest-bearing cash and deposits with banks. This increase was partially offset by a four basis point increase in costs of deposits from 0.28% for the three months ended March 31, 2016 to 0.32% for the three months ended March 31, 2017.

Net interest margin was 3.33% and 3.32% for the three months ended March 31, 2017 and 2016, respectively. The slight increase in net interest margin was primarily due to higher yields from investment securities and interest-bearing cash and deposits with banks, partially offset by lower loan yields and higher interest rates on customer deposits. The higher yields on investment securities, interest-bearing cash and deposits with banks, and the higher costs of customer deposits were attributable to the recent interest rate increases. The lower loan yield was primarily due to the lower accretion income from the purchased credit impaired (“PCI”) loans accounted for under Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). During the three months ended March 31, 2017, total accretion income from loans accounted for under ASC 310-30 was $3.2 million, compared to $13.3 million for the same period in 2016.

For the three months ended March 31, 2017, average interest-earning assets increased $2.50 billion or 8% to $33.10 billion from $30.60 billion for the same period in 2016. This increase was primarily due to a $2.27 billion or 10% increase in average loan balances to $26.09 billion for the three months ended March 31, 2017, compared to $23.82 billion for the same period in 2016.

Customer deposits are an important source of low-cost funding and affect both net interest income and net interest margin. Average deposits, which are comprised of noninterest-bearing demand, interest-bearing checking, money market, savings and time deposits, increased $1.89 billion or 7% to $29.71 billion for the three months ended March 31, 2017, compared to $27.82 billion for the same period in 2016. The ratio of average noninterest-bearing demand deposits to total deposits increased from 32% for the three months ended March 31, 2016 to 34% for the three months ended March 31, 2017. The average loans to deposits ratio was 88% and 86% for the three months ended March 31, 2017 and 2016, respectively.

The Company utilizes various tools to manage interest rate risk. Refer to the “Interest Rate Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Asset Liability and Market Risk Management for details.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the three months ended March 31, 2017 and 2016:

($ in thousands)	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$1,676,333	$5,116	1.24%	$2,052,787	$3,965	0.78%
Resale agreements (2)	1,997,222	9,468	1.92%	1,379,121	6,677	1.95%
Investment securities (3)(4)	3,260,004	15,247	1.90%	3,264,801	11,193	1.38%
Loans (5)(6)	26,087,178	272,061	4.23%	23,819,273	253,542	4.28%
Restricted equity securities	74,659	777	4.22%	82,480	795	3.88%
Total interest-earning assets	33,095,396	302,669	3.71%	30,598,462	276,172	3.63%
Noninterest-earning assets:
Cash and due from banks	388,410			357,714
Allowance for loan losses	(263,957)			(264,217)
Other assets	1,708,182			1,794,764
Total assets	$34,928,031			$32,486,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$3,598,809	$3,587	0.40%	$3,359,498	$2,826	0.34%
Money market deposits	7,942,833	8,436	0.43%	7,425,797	6,303	0.34%
Savings deposits	2,284,116	1,329	0.24%	1,961,413	1,009	0.21%
Time deposits	5,771,387	10,320	0.73%	6,302,152	9,159	0.58%
Federal funds purchased and other short-term borrowings	55,329	413	3.03%	1,730	9	2.09%
Federal Home Loan Bank (“FHLB”) advances	600,736	2,030	1.37%	562,489	1,500	1.07%
Repurchase agreements (2)	346,667	3,143	3.68%	147,253	1,926	5.26%
Long-term debt	186,292	1,289	2.81%	205,980	1,236	2.41%
Total interest-bearing liabilities	20,786,169	30,547	0.60%	19,966,312	23,968	0.48%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	10,112,174			8,769,752
Accrued expenses and other liabilities	536,292			569,291
Stockholders’ equity	3,493,396			3,181,368
Total liabilities and stockholders’ equity	$34,928,031			$32,486,723
Interest rate spread			3.11%			3.15%
Net interest income and net interest margin		$272,122	3.33%		$252,204	3.32%

(1)	Annualized.

(2)	Average balances of resale and repurchase agreements are reported net, pursuant to ASC 210-20-45, Balance Sheet Offsetting.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of net premiums on investment securities of $5.6 million and $7.0 million for the three months ended March 31, 2017 and 2016, respectively.

(5)	Average balance includes nonperforming loans.

(6)
Includes the accretion of ASC 310-30 discount, and amortization of premium and net deferred loan fees, which totaled $5.5 million and $16.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

($ in thousands)	Three Months Ended March 31,
	2017 vs. 2016
	Total Change	Changes Due to
		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$1,151	$(830)	$1,981
Resale agreements	2,791	2,877	(86)
Investment securities	4,054	(17)	4,071
Loans	18,519	21,821	(3,302)
Restricted equity securities	(18)	(82)	64
Total interest and dividend income	$26,497	$23,769	$2,728
Interest-bearing liabilities:
Checking deposits	$761	$204	$557
Money market deposits	2,133	448	1,685
Savings deposits	320	173	147
Time deposits	1,161	(832)	1,993
Federal funds purchased and other short-term borrowings	404	398	6
FHLB advances	530	104	426
Repurchase agreements	1,217	1,937	(720)
Long-term debt	53	(128)	181
Total interest expense	$6,579	$2,304	$4,275
Change in net interest income	$19,918	$21,465	$(1,547)

Noninterest Income

Noninterest income increased $75.5 million or 186% to $116.0 million for the three months ended March 31, 2017, compared to $40.5 million for the same period in 2016. This increase was mainly attributable to increases in net gains on sales of fixed assets, letters of credit fees and foreign exchange income, and wealth management fees.

The following table presents the components of noninterest income for the periods indicated:

($ in thousands)	Three Months Ended March 31,
	2017	2016	% Change
Branch fees	$10,296	$10,222	1%
Letters of credit fees and foreign exchange income	11,069	9,553	16
Ancillary loan fees	4,982	3,577	39
Wealth management fees	4,530	3,051	48
Derivative fees and other income	2,506	2,543	(1)
Net gains on sales of loans	2,754	1,927	43
Net gains on sales of available-for-sale investment securities	2,474	3,842	(36)
Net gains on sales of fixed assets	72,007	189	NM
Other fees and operating income	5,405	5,609	(4)
Total noninterest income	$116,023	$40,513	186%

NM Not Meaningful.

The following discussion provides the composition of the major changes in noninterest income and the factors contributing to the changes.

Net gains on sales of fixed assets increased $71.8 million to $72.0 million for the three months ended March 31, 2017 from $189 thousand for the same period in 2016. In the first quarter of 2017, East West Bank completed the sale and leaseback of the commercial property in San Francisco, California for a sale price of $120.6 million and entered into a lease agreement for part of the property, including a retail branch and office facilities. The total pre-tax profit from the sale was $85.4 million with approximately $71.7 million recognized during the three months ended March 31, 2017 and $13.7 million to be deferred over the term of the lease agreement.

Letters of credit fees and foreign exchange income increased $1.5 million or 16% to $11.1 million for the three months ended March 31, 2017 from $9.6 million for the same period in 2016. The increase was primarily attributable to an increase in trade finance fees and foreign exchange income.

Wealth management fees increased $1.4 million or 45% to $4.5 million for the three months ended March 31, 2017 from $3.1 million for the same period in 2016 mainly due to an increase in investment activities.

Noninterest Expense

Noninterest expense totaled $153.1 million for the three months ended March 31, 2017, an increase of $6.5 million or 4%, compared to $146.6 million for the same period in 2016. The increase for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to higher compensation and employee benefits, partially offset by lower consulting expense and other operating expense.

The following table presents the various components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2017	2016	% Change
Compensation and employee benefits	$84,603	$71,837	18%
Occupancy and equipment expense	15,640	14,415	8
Deposit insurance premiums and regulatory assessments	5,929	5,418	9
Legal expense	3,062	3,007	2
Data processing	2,947	2,688	10
Consulting expense	1,919	8,452	(77)
Deposit related expenses	2,365	2,320	2
Computer software expense	3,968	2,741	45
Other operating expense	16,500	19,500	(15)
Amortization of tax credit and other investments	14,360	14,155	1
Amortization of core deposit intangibles	1,817	2,104	(14)
Total noninterest expense	$153,073	$146,606	4%

The following provides a discussion of the major changes in noninterest expense and the factors contributing to the changes.

Compensation and employee benefits increased $12.8 million or 18% to $84.6 million for the three months ended March 31, 2017, compared to $71.8 million for the same period in 2016. The increase was primarily attributable to the increased headcount to support the Company’s growing business and regulatory compliance requirements and $4.0 million of severance expense incurred during the three months ended March 31, 2017.

Consulting expense decreased $6.6 million or 78% to $1.9 million for the three months ended March 31, 2017, compared to $8.5 million for the same period in 2016. The decrease was primarily due to a decline in BSA and AML related consulting expense.

Other operating expense decreased $3.0 million or 15% to $16.5 million for the three months ended March 31, 2017, compared to $19.5 million for the same period in 2016. The decrease was primarily due to an increase in net gains recorded on the sale of other real estate owned (“OREO”) properties, lower charitable contributions and lower property tax and license fees.

Income Taxes

Income tax expense was $58.3 million and $37.2 million for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate was 25.6% for the three months ended March 31, 2017, compared to 25.7% for the same period in 2016. Included in the income tax expense recognized for the three months ended March 31, 2017 and 2016 was $31.7 million and $25.0 million, respectively, of tax credits generated mainly from investments in affordable housing partnerships, and historic rehabilitation and renewable energy projects. As a result of the adoption of ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, net excess tax benefits for restricted stock units (“RSUs”) of approximately $4.4 million were recognized as a component of Income tax expense on the Consolidated Statements of Income during the three months ended March 31, 2017, which reduced the effective tax rate. Although the tax credits increased by 27% for the three months ended March 31, 2017, compared to the same period in 2016, the additional tax credits were offset by the increase in projected income before income taxes. These factors resulted in a slight change in the effective tax rate.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include the Company’s ability to generate future taxable income, implement tax-planning strategies, and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized and settled. As of March 31, 2017 and December 31, 2016, the Company had net deferred tax assets of $124.4 million and $129.7 million, respectively.

A valuation allowance is established for deferred tax assets if, based on the weight of all positive evidence against all negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is used, as needed, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has concluded that it is more likely than not that all of the benefits of the deferred tax assets will be realized, with the exception of the deferred tax assets related to net operating losses in certain states. Accordingly, a valuation allowance has been recorded for these amounts. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with ASC 740-10, Income Taxes.

Operating Segment Results

The Company defines its operating segments based on its core strategy, and has identified three reportable operating segments: Retail Banking, Commercial Banking and Other.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial and industrial (“C&I”) and commercial real estate (“CRE”) operations, primarily generates commercial loans and deposits through the domestic commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia, and the foreign commercial lending offices located in China and Hong Kong. Furthermore, the Commercial Banking segment offers a wide variety of international finance, trade, and cash management services and products. The remaining centralized functions, including the treasury activities of the Company and eliminations of inter-segment amounts have been aggregated and included in the “Other” segment, which provides broad administrative support to the two core segments.

Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability when there are changes in management structure or reporting methodologies, unless it is not deemed practicable to do so.

The Company’s internal transfer pricing process is formulated with the goal of incentivizing loan and deposit growth that is consistent with the Company’s overall growth objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments and product net interest margins. The Company’s internal transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

Note 15 — Business Segments to the Consolidated Financial Statements describes the Company’s segment reporting methodology, as well as the business activities of each business segment and presents financial results of these business segments for the three months ended March 31, 2017 and 2016.

The following table presents the selected segment information for the periods indicated:

($ in thousands)	Three Months Ended March 31, 2017
	Retail Banking	Commercial Banking	Other	Total
Net interest income (loss)	$140,143	$134,362	$(2,383)	$272,122
Noninterest income	$13,715	$25,778	$76,530	$116,023
Noninterest expense	$65,150	$58,028	$29,895	$153,073
Pretax income	$73,361	$91,798	$62,845	$228,004

($ in thousands)	Three Months Ended March 31, 2016
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$112,544	$129,242	$10,418	$252,204
Noninterest income	$9,577	$23,361	$7,575	$40,513
Noninterest expense	$60,400	$56,483	$29,723	$146,606
Pretax income	$45,945	$92,829	$5,897	$144,671

Retail Banking
The Retail Banking segment reported pretax income of $73.4 million for the three months ended March 31, 2017, compared to $45.9 million for the same period in 2016. The increase in pretax income for this segment for the three months ended March 31, 2017 was driven by an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense.
Net interest income for this segment increased $27.6 million or 25% to $140.1 million for the three months ended March 31, 2017, compared to $112.5 million for the same period in 2016. The increase in net interest income was primarily due to the growth in core deposits for the segment. This was partially offset by lower accretion income related to the PCI loan portfolio and single-family residential loans purchased in 2016 at a lower yield.
Noninterest income for this segment increased $4.1 million or 43% to $13.7 million for the three months ended March 31, 2017, compared to $9.6 million for the same period in 2016. The increase in noninterest income for the three months ended March 31, 2017 was primarily attributable to the write-down of a student loan in the first quarter of 2016 and higher derivative fee income in 2017.
Noninterest expense for this segment increased $4.8 million or 8% to $65.2 million for the three months ended March 31, 2017, compared to $60.4 million for the same period in 2016. The increase was primarily due to higher compensation and employee benefits, occupancy and equipment expense, and data processing expense.
Commercial Banking
The Commercial Banking segment reported pretax income of $91.8 million for the three months ended March 31, 2017, compared to $92.8 million for the same period in 2016. The decrease in pretax income for this segment for the three months ended March 31, 2017 was attributable to increases in noninterest expense and provision for credit losses, partially offset by increases in net interest income and noninterest income.
Net interest income for this segment increased $5.1 million or 4% to $134.4 million for the three months ended March 31, 2017, compared to $129.2 million for the same period in 2016. The increase in net interest income for the three months ended March 31, 2017 was due to the growth of commercial loans, partially offset by the lower accretion income related to the PCI loan portfolio.
Noninterest income for this segment increased $2.4 million or 10% to $25.8 million for the three months ended March 31, 2017, compared to $23.4 million for the same period in 2016. The increase in noninterest income was primarily due to increases in ancillary loan fees, foreign exchange income and wealth management fees.

Noninterest expense for this segment increased $1.5 million or 3% to $58.0 million for the three months ended March 31, 2017, compared to $56.5 million for the same period in 2016. The increase in noninterest expense was due to increases in compensation and employee benefits and loan related expenses.
Other
The Other segment reported pretax income of $62.8 million for the three months ended March 31, 2017, compared to pretax income of $5.9 million for the same period in 2016. The increase in pretax income for this segment for the three months ended March 31, 2017 was primarily driven by an increase in noninterest income, partially offset by a decrease in net interest income.
Net interest income (loss) for this segment decreased $12.8 million to a net interest loss of $2.4 million for the three months ended March 31, 2017, compared to net interest income of $10.4 million for the same period in 2016. The decrease in net interest income for the three months ended March 31, 2017 was partially due to higher interest expense on borrowings. The Other segment includes the activities of the treasury function, which is responsible for liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through internal transfer pricing credits and charges, which are included in net interest income.
Noninterest income for this segment increased significantly by $69.0 million to $76.5 million for the three months ended March 31, 2017, compared to $7.6 million recorded for the same period in 2016. The increase in noninterest income for the three months ended March 31, 2017 was primarily due to the gain on sale of the commercial property located in San Francisco, California, as discussed in the “Noninterest income” section of MD&A.
Noninterest expense for this segment increased $172 thousand or 1% to $29.9 million for the three months ended March 31, 2017, compared to $29.7 million for the same period in 2016. The increase was primarily due to higher compensation and employee benefits, partially offset by decreases in marketing expense and data processing expense.

Balance Sheet Analysis

The following is a discussion of the significant changes between March 31, 2017 and December 31, 2016.

Selected Consolidated Balance Sheets Data

			Change
($ in thousands)	March 31, 2017	December 31, 2016	$	%
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,434,643	$1,878,503	$556,140	30%
Interest-bearing deposits with banks	249,849	323,148	(73,299)	(23)
Resale agreements	1,650,000	2,000,000	(350,000)	(18)
Available-for-sale investment securities, at fair value	2,962,034	3,335,795	(373,761)	(11)
Held-to-maturity investment security, at cost	132,497	143,971	(11,474)	(8)
Restricted equity securities, at cost	73,019	72,775	244	—
Loans held-for-sale	28,931	23,076	5,855	25
Loans held-for-investment (net of allowance for loan losses of $263,094 in 2017 and $260,520 in 2016)	26,198,198	25,242,619	955,579	4
Investments in qualified affordable housing partnerships, net	176,965	183,917	(6,952)	(4)
Investments in tax credit and other investments, net	177,023	173,280	3,743	2
Premises and equipment	128,002	159,923	(31,921)	(20)
Goodwill	469,433	469,433	—	—
Other assets	661,532	782,400	(120,868)	(15)
TOTAL	$35,342,126	$34,788,840	$553,286	2%
LIABILITIES
Customer deposits	$30,542,975	$29,890,983	$651,992	2%
Short-term borrowings	42,023	60,050	(18,027)	(30)
FHLB advances	322,196	321,643	553	—
Repurchase agreements	200,000	350,000	(150,000)	(43)
Long-term debt	181,388	186,327	(4,939)	(3)
Accrued expenses and other liabilities	487,590	552,096	(64,506)	(12)
Total liabilities	31,776,172	31,361,099	415,073	1
STOCKHOLDERS’ EQUITY	3,565,954	3,427,741	138,213	4
TOTAL	$35,342,126	$34,788,840	$553,286	2%

As of March 31, 2017, total assets were $35.34 billion, an increase of $553.3 million or 2% from December 31, 2016. The predominant area of asset growth was in loans, which was driven by strong increases across all of the Company’s commercial and retail lines of business, as well as higher cash and cash equivalents resulting from deposit growth and active liquidity management. These increases were partially offset by decreases in available-for-sale investment securities, maturity of resale agreements, decreases in other assets (primarily due to decreases in tax and account receivables) and the sale of the commercial property with a net book value of $31.0 million that resulted in a net gain of $72.0 million as discussed in the “Noninterest income” section of the MD&A.

As of March 31, 2017, total liabilities were $31.78 billion, an increase of $415.1 million or 1% from December 31, 2016, primarily due to increases in customer deposits, reflecting the continued strong growth from existing and new customers. This increase was partially offset by a decrease in repurchase agreements primarily due to an increase in resale agreements that were eligible for netting against repurchase agreements under ASC 210-20-45, Balance Sheet Offsetting, and a decrease in accrued expenses and other liabilities.

Stockholders’ equity growth benefited primarily from $169.7 million in net earnings, partially offset by $29.1 million of cash dividends on common stock.

Investment Securities

Income from investment securities provides a significant portion of the Company’s total income, primarily from available-for-sale investment securities. The Company aims to maintain an investment portfolio that consists of high quality and liquid securities with relatively short durations to minimize overall interest rate and liquidity risk. The Company’s available-for-sale investment securities provide:

•	interest income for earnings and yield enhancement;

•	availability for funding needs arising during the normal course of business;

•	the ability to execute interest rate risk management strategies due to changes in economic or market conditions, which influence loan origination, prepayment speeds, or deposit balances and mix; and

•	collateral to support pledging agreements as required and/or to enhance the Company’s borrowing capacity.

Held-to-maturity investment security

During the first quarter of 2016, the Company securitized $201.7 million of multifamily residential loans and retained $160.1 million of the senior tranche of the resulting securities from the securitization as held-to-maturity, which is carried at amortized cost. The held-to-maturity investment security is a non-agency commercial mortgage-backed security maturing on April 25, 2046. Management intends to, and the Company has the ability to, hold the security to maturity.

Available-for-sale investment securities

As of March 31, 2017 and December 31, 2016, the Company’s available-for-sale investment securities portfolio was comprised primarily of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and foreign bonds. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in Accumulated other comprehensive loss, net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheets.

The following table presents the breakout of the amortized cost and fair value of available-for-sale investment securities by major categories as of the dates indicated:

($ in thousands)	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$709,332	$700,860	$730,287	$720,479
U.S. government agency and U.S. government sponsored enterprise debt securities	183,605	180,863	277,891	274,866
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	1,456,407	1,444,277	1,539,044	1,525,546
Municipal securities	146,559	147,069	148,302	147,654
Non-agency residential mortgage-backed securities	10,837	10,730	11,592	11,477
Corporate debt securities	12,667	11,438	232,381	231,550
Foreign bonds	445,433	425,868	405,443	383,894
Other securities	40,593	40,929	40,501	40,329
Total available-for-sale investment securities	$3,005,433	$2,962,034	$3,385,441	$3,335,795

The fair value of the available-for-sale investment securities totaled $2.96 billion as of March 31, 2017, compared with $3.34 billion as of December 31, 2016. The decrease of $373.8 million or 11% primarily reflected the sales of corporate debt securities, calls and paydowns of U.S. government agency and U.S. government sponsored enterprise debt securities, and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities.

The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in Other comprehensive income unless a security is deemed to be other-than-temporary impaired. As of March 31, 2017, the Company’s net unrealized losses on available-for-sale investment securities were $43.4 million, compared with $49.6 million as of December 31, 2016. The favorable change in the net unrealized losses was primarily attributed to a decline in longer term interest rates. Gross unrealized losses on available-for-sale investment securities totaled $50.5 million as of March 31, 2017, compared with $56.3 million as of December 31, 2016. As of March 31, 2017, the Company had no intention to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. No other-than-temporary impairment was recognized for the three months ended March 31, 2017 and 2016. For a complete discussion and disclosure, see Note 4 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 6 — Securities to the Consolidated Financial Statements.

As of March 31, 2017 and December 31, 2016, available-for-sale investment securities with a fair value of $640.9 million and $767.4 million, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window and for other purposes required or permitted by law.

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

($ in thousands)	March 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
Available-for-sale investment securities:
U.S. Treasury securities:
Maturing in one year or less	$110,675	$110,534	0.73%	$100,707	$100,653	0.65%
Maturing after one year through five years	522,030	515,526	1.41%	376,580	371,917	1.27%
Maturing after five years through ten years	76,627	74,800	1.48%	253,000	247,909	1.59%
Total	709,332	700,860	1.31%	730,287	720,479	1.29%
U.S. government agency and U.S. government sponsored enterprise debt securities:
Maturing in one year or less	43,504	43,466	0.84%	118,966	118,982	0.94%
Maturing after one year through five years	36,114	36,120	1.43%	52,622	52,630	1.38%
Maturing after five years through ten years	80,701	78,058	2.10%	81,829	78,977	2.07%
Maturing after ten years	23,286	23,219	2.50%	24,474	24,277	2.50%
Total	183,605	180,863	1.72%	277,891	274,866	1.49%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Maturing after one year through five years	52,710	52,385	2.16%	47,278	46,950	1.74%
Maturing after five years through ten years	76,639	75,832	2.99%	79,379	78,903	3.11%
Maturing after ten years	1,327,058	1,316,060	2.43%	1,412,387	1,399,693	2.34%
Total	1,456,407	1,444,277	2.45%	1,539,044	1,525,546	2.36%
Municipal securities (2):
Maturing in one year or less	7,363	7,274	2.70%	6,404	6,317	2.56%
Maturing after one year through five years	126,570	127,601	2.31%	127,178	127,080	2.31%
Maturing after five years through ten years	7,698	7,493	2.50%	9,785	9,515	2.50%
Maturing after ten years	4,928	4,701	3.95%	4,935	4,742	3.95%
Total	146,559	147,069	2.48%	148,302	147,654	2.40%
Non-agency residential mortgage-backed securities:
Maturing after ten years	10,837	10,730	2.57%	11,592	11,477	2.52%
Corporate debt securities:
Maturing in one year or less	12,667	11,438	1.94%	12,671	11,347	1.80%
Maturing after five years through ten years	—	—	—%	40,479	40,500	2.40%
Maturing after ten years	—	—	—%	179,231	179,703	2.26%
Total	12,667	11,438	1.94%	232,381	231,550	2.26%
Foreign bonds:
Maturing in one year or less	304,421	289,630	2.12%	304,427	287,695	2.09%
Maturing after one year through five years	141,012	136,238	2.36%	101,016	96,199	2.11%
Total	445,433	425,868	2.20%	405,443	383,894	2.09%
Other securities:
Maturing in one year or less	40,593	40,929	0.50%	40,501	40,329	2.72%
Total:
Maturing in one year or less	519,223	503,271		583,676	565,323
Maturing after one year through five years	878,436	867,870		704,674	694,776
Maturing after five years through ten years	241,665	236,183		464,472	455,804
Maturing after ten years	1,366,109	1,354,710		1,632,619	1,619,892
Total available-for-sale investment securities	$3,005,433	$2,962,034		$3,385,441	$3,335,795

Held-to-maturity investment security:
Non-agency commercial mortgage-backed security:
Maturing after ten years	$132,497	$133,656	4.09%	$143,971	$144,593	3.91%

(1)	Weighted average yields are computed based on amortized cost balances.

(2)	Yields on tax exempt securities are not presented on a tax-equivalent basis.

The following sections discuss additional information on the Company’s loan portfolios, non-PCI nonperforming assets and allowance for credit losses.

Total Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include CRE, C&I, residential and consumer loans. Net loans, including loans held-for-sale, increased $961.4 million or 4% to $26.23 billion as of March 31, 2017 from $25.27 billion as of December 31, 2016. The increase was broad based and driven by strong increases of $337.0 million or 7% in residential loans, $296.0 million or 3% in CRE loans, $277.5 million or 3% in C&I loans and $47.6 million or 2% in consumer loans.

($ in thousands)	March 31, 2017		December 31, 2016
	Amount (1)	Percent	Amount (1)	Percent
CRE:
Income producing	$8,302,098	32%	$8,016,109	31%
Construction	562,560	2%	551,560	2%
Land	122,232	—%	123,194	1%
Total CRE	8,986,890	34%	8,690,863	34%
C&I:
Commercial business	9,208,857	35%	8,959,633	35%
Trade finance	709,215	2%	680,930	3%
Total C&I	9,918,072	37%	9,640,563	38%
Residential:
Single-family	3,700,072	14%	3,509,779	14%
Multifamily	1,732,695	7%	1,585,939	6%
Total residential	5,432,767	21%	5,095,718	20%
Consumer	2,123,563	8%	2,075,995	8%
Total loans held-for-investment (2)	$26,461,292	100%	$25,503,139	100%
Allowance for loan losses	(263,094)		(260,520)
Loans held-for-sale	28,931		23,076
Total loans, net	$26,227,129		$25,265,695

(1)	Includes $(4.7) million and $1.2 million as of March 31, 2017 and December 31, 2016, respectively, of net deferred loan fees, unamortized premiums and unaccreted discounts.

(2)	Loans net of ASC 310-30 discount.

Although the loan portfolio grew 4% during the three months ended March 31, 2017, the loan type composition remained relatively unchanged from December 31, 2016. The Company’s largest credit risks are concentrated in the commercial lending portfolios, which are comprised of C&I and CRE loans. The commercial lending portfolios comprised 71% and 72% of the total loan portfolio as of March 31, 2017 and December 31, 2016, respectively, and are discussed further below.

C&I Loans. C&I loans of $9.92 billion and $9.64 billion, which accounted for 37% and 38% of the total loan portfolio as of March 31, 2017 and December 31, 2016, respectively, include commercial business and trade finance loans and comprise the largest sector in the lending portfolio. Over the last few years, the Company has experienced higher growth in specialized lending verticals in industries such as entertainment, private equity, technology and energy. As of both March 31, 2017 and December 31, 2016, specialized lending verticals comprised approximately 37% of total C&I loans.

Although the C&I industry sectors in which the Company provides financing are diversified, the Company has higher concentrations in the industry sectors of wholesale trade (which included $709.2 million and $680.9 million of trade finance loans as of March 31, 2017 and December 31, 2016, respectively), manufacturing, real estate and leasing, entertainment and private equity. The Company’s exposures within the wholesale trade sector are largely related to U.S. domiciled companies, which import goods from Greater China for U.S. consumer consumption, many of which are companies based in California. The private equity loans are largely capital call lines of credit. The Company also has a syndicated loan portfolio within the C&I loan portfolio, which totaled $496.0 million and $755.9 million as of March 31, 2017 and December 31, 2016, respectively. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classifications, setting limits for specialized lending verticals and setting diversification targets.

CRE Loans. CRE loans include income producing real estate, construction and land loans where the interest rates may be fixed, variable or hybrid. The Company focuses on providing financing to experienced real estate investors and developers who are long-time customers and have moderate levels of leverage. Loans are generally underwritten with high standards for cash flow, debt service coverage ratios and loan-to-value ratios. Due to the nature of the Company’s geographical footprint and market presence, the Company has CRE loan concentrations in California, which comprised 75% and 74% of the CRE loan portfolio as of March 31, 2017 and December 31, 2016, respectively. Accordingly, changes in the California economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. Approximately 19% of the CRE loans as of each of March 31, 2017 and December 31, 2016 were owner occupied properties, while the remaining 81% were non-owner occupied properties (where 50% or more of the debt service for the loan is provided by rental income). Within the income producing CRE category, the Company had higher concentrations in retail and strip centers, as well as industrial and office buildings as of March 31, 2017 and December 31, 2016.

The Company had $562.6 million of construction loans and $529.5 million of unfunded commitments as of March 31, 2017, compared to $551.6 million of construction loans and $526.4 million of unfunded commitments as of December 31, 2016. The construction portfolio as of March 31, 2017 and December 31, 2016 was largely comprised of financing for the construction of hotels, mixed use (residential and retail), multifamily and residential condominiums.

Residential Loans. Residential loans are comprised of single-family and multifamily residential loans. The Company offers first lien mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Company offers a variety of first lien mortgage loan programs, including fixed rate conforming loans and adjustable rate mortgage loans with initial fixed periods of one to five years, which adjust annually thereafter. The Company’s multifamily loan portfolio is largely comprised of loans secured by smaller multifamily properties ranging from 5 to 15 units in its primary lending areas. Approximately 73% of the Company’s residential loans were concentrated in California as of each of March 31, 2017 and December 31, 2016. Many of the single-family residential loans within the Company’s portfolio are reduced documentation loans where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less. These loans have historically experienced low delinquency and default rates.

Consumer Loans. Consumer loans are comprised of home equity lines of credit (“HELOCs”), insurance premium financing loans, credit card and auto loans. As of March 31, 2017 and December 31, 2016, the Company’s HELOCs are the largest component of the consumer loan portfolio and are secured by one-to-four unit residential properties located in its primary lending areas. The HELOC loan portfolio is largely comprised of loans originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less. The Company is in a first lien position for many of these reduced documentation HELOCs. These loans have historically experienced low delinquency and default rates.

The Company’s total loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as non-PCI loans. Acquired loans for which there was, at the acquisition date, evidence of credit deterioration are referred to as PCI loans. PCI loans are recorded net of ASC 310-30 discount and totaled $611.7 million and $642.4 million, respectively, as of March 31, 2017 and December 31, 2016. For additional details regarding PCI loans, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

The Company’s overseas offices include the branch in Hong Kong and the subsidiary bank in China. As of March 31, 2017 and December 31, 2016, loans held in the Hong Kong branch totaled $769.0 million and $733.3 million, respectively. As of March 31, 2017 and December 31, 2016, loans held in the subsidiary bank in China totaled $420.9 million and $425.3 million, respectively. These overseas loans are largely comprised of C&I loans made to cross-border or trade finance companies. In total, these loans represent approximately 3% of total consolidated assets as of each of March 31, 2017 and December 31, 2016. These loans are included in the total loans.

When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from the loans held-for-investment portfolio to the loans held-for-sale portfolio at the lower of cost or fair value. Transfers of loans held-for-investment to loans held-for-sale were $278.0 million during the three months ended March 31, 2017. These loan transfers were comprised of C&I loans. In comparison, $308.7 million of loans held-for-investment were transferred to loans held-for-sale during the three months ended March 31, 2016. These loan transfers were comprised primarily of multifamily residential, C&I and CRE loans. The Company recorded $92 thousand and $1.8 million in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held-for-sale for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, the Company sold $29.3 million in originated loans, which were comprised of $25.0 million of C&I and $4.3 million of single-family residential loans, resulting in net gains of $1.8 million. In comparison, during the three months ended March 31, 2016, the Company sold or securitized $256.2 million in originated loans, which were comprised primarily of $201.7 million of multifamily residential loans, $38.9 million of C&I loans and $14.2 million of CRE loans, resulting in net gains of $4.3 million. During the same period, the Company recorded $1.1 million in net gains and $641 thousand in mortgage servicing rights, and retained $160.1 million of the senior tranche of the resulting securities from the securitization of $201.7 million of multifamily residential loans. Excluding the impact of the $29.3 million in originated loans sold, organic loan growth during the three months ended March 31, 2017 was $416.2 million or 6% annualized.

From time to time, the Company purchases and sells loans in the secondary market. During the three months ended March 31, 2017, the Company purchased $147.2 million of loans, compared to $239.3 million during the three months ended March 31, 2016. The decrease in the loans purchased for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to the purchase of single-family residential loans that were made to low-to-moderate income borrowers during the three months ended March 31, 2016, while there was no such purchase during the same period in 2017. Other loan purchases were largely made within the Company’s syndicated loan portfolio, which is discussed above. Certain purchased loans were transferred from loans held-for-investment to loans held-for-sale and a write-down to allowance for loan losses was recorded, where appropriate. During the three months ended March 31, 2017, the Company sold $246.6 million of loans in the secondary market at net gains of $1.0 million. In comparison, the Company sold $53.9 million of loans in the secondary market during the three months ended March 31, 2016 and no gains or losses were recognized from these sales.

For the three months ended March 31, 2017 and 2016, the Company recorded valuation adjustments of $69 thousand and $2.4 million, respectively, in Net gains on sales of loans on the Consolidated Statements of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans and OREO, net. Loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. The following table presents information regarding non-PCI nonperforming assets and performing troubled debt restructurings (“TDRs”) as of March 31, 2017 and December 31, 2016:

($ in thousands)	March 31, 2017	December 31, 2016
Nonaccrual loans:
CRE	$38,216	$32,233
C&I	92,093	81,256
Residential	7,865	7,198
Consumer	2,981	2,130
Total nonaccrual loans	141,155	122,817
OREO, net	3,602	6,745
Total nonperforming assets	$144,757	$129,562
Performing TDRs	$76,074	$83,238
Non-PCI nonperforming assets to total assets (1)	0.41%	0.37%
Non-PCI nonaccrual loans to loans held-for-investment (1)	0.53%	0.48%
Allowance for loan losses to non-PCI nonaccrual loans	186.39%	212.12%

(1)	Total assets and loans held-for-investment include PCI loans of $611.7 million and $642.4 million as of March 31, 2017 and December 31, 2016, respectively.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrower’s financial condition and loan repayment capabilities. Nonaccrual loans increased by $18.3 million or 15% to $141.2 million as of March 31, 2017 from $122.8 million as of December 31, 2016. The increase in nonaccrual loans was primarily due to two unrelated loans, a CRE loan and a C&I loan, both of which were fully collateralized as of March 31, 2017. Nonaccrual loans as a percentage of loans held-for-investment increased five basis points from 0.48% as of December 31, 2016 to 0.53% as of March 31, 2017. C&I loans comprised approximately 65% and 66% of total nonaccrual loans as of March 31, 2017 and December 31, 2016, respectively. Credit risks related to the C&I nonaccrual loans were mitigated by the following factors:

•	As of each of March 31, 2017 and December 31, 2016, substantially all of the nonaccrual loans in the C&I portfolio were secured;

•	The risk of loss of all the nonaccrual loans had been considered and the Company believes that this was appropriately covered by the allowance for loan losses.

In addition, approximately 43% and 64% of non-PCI nonaccrual loans consisted of loans that were less than 90 days delinquent as of March 31, 2017 and December 31, 2016, respectively.

For additional details regarding the Company’s non-PCI nonaccrual loans policy, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

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

The following table presents the performing and nonperforming TDRs by loan segment as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
($ in thousands)	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
CRE	$10,796	$23,522	$20,145	$14,446
C&I	47,339	20,024	44,363	23,771
Residential	16,395	503	17,178	717
Consumer	1,544	48	1,552	49
Total TDRs	$76,074	$44,097	$83,238	$38,983

Performing TDRs decreased by $7.2 million or 9% to $76.1 million as of March 31, 2017, primarily due to the transfer of a CRE loan from performing to nonperforming status, partially offset by a C&I loan and a CRE loan becoming TDRs during the three months ended March 31, 2017, as well as the transfer of a CRE loan from nonperforming to performing status during the same period. Nonperforming TDRs increased by $5.1 million or 13% to $44.1 million as of March 31, 2017, primarily due to the aforementioned transfers of CRE loans between performing and nonperforming status and a write-down of a C&I loan during the three months ended March 31, 2017.

The Company’s impaired loans include predominantly non-PCI loans held-for-investment on nonaccrual status and non-PCI loans modified as a TDR, on either accrual or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K for additional information regarding the Company’s TDRs and impaired loan policies. As of March 31, 2017, the allowance for loan losses included $8.1 million for impaired loans with a total recorded balance of $64.2 million. In comparison, as of December 31, 2016, the allowance for loan losses included $12.7 million for impaired loans with a total recorded balance of $84.1 million.

The following table presents the recorded investment balances for non-PCI impaired loans as of March 31, 2017 and December 31, 2016:

($ in thousands)	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
CRE:
Income producing	$44,512	20%	$46,508	23%
Land	4,500	2%	5,870	3%
Total CRE impaired loans	49,012	22%	52,378	26%
C&I:
Commercial business	135,994	63%	120,453	58%
Trade finance	3,438	2%	5,166	2%
Total C&I impaired loans	139,432	65%	125,619	60%
Residential:
Single-family	15,036	7%	14,335	7%
Multifamily	9,224	4%	10,041	5%
Total residential impaired loans	24,260	11%	24,376	12%
Consumer	4,525	2%	3,682	2%
Total impaired loans	$217,229	100%	$206,055	100%

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

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent loss in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of March 31, 2017, future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions. For additional details on the Company’s allowance for credit losses, including the methodologies used, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements, and Item 7. MD&A — Critical Accounting Policies and Estimates and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

The following table presents a summary of activities in the allowance for credit losses for the periods indicated:

($ in thousands)	Three Months Ended March 31,
	2017	2016
Allowance for loan losses, beginning of period	$260,520	$264,959
Provision for loan losses	8,015	386
Gross charge-offs:
CRE	(148)	(56)
C&I	(7,057)	(5,860)
Residential	—	(137)
Consumer	(4)	(1)
Total gross charge-offs	(7,209)	(6,054)
Gross recoveries:
CRE	593	97
C&I	455	686
Residential	578	97
Consumer	142	67
Total gross recoveries	1,768	947
Net charge-offs	(5,441)	(5,107)
Allowance for loan losses, end of period	263,094	260,238

Allowance for unfunded credit reserves, beginning of period	16,121	20,360
(Reversal of) provision for unfunded credit reserves	(947)	1,054
Allowance for unfunded credit reserves, end of period	$15,174	$21,414
Allowance for credit losses	$278,268	$281,652

Average loans held-for-investment	$26,067,263	$23,787,363
Loans held-for-investment, end of period	$26,461,292	$23,754,364
Annualized net charge-offs to average loans held-for-investment	0.08%	0.09%
Allowance for loan losses to loans held-for-investment	0.99%	1.10%

As of March 31, 2017, the allowance for loan losses amounted to $263.1 million or 0.99% of total loans held-for-investment, compared to $260.5 million or 1.02% and $260.2 million or 1.10% of total loans held-for-investment as of December 31, 2016 and March 31, 2016, respectively. The increase in the allowance for loan losses was largely due to the overall growth in the loan portfolio. Proactive credit risk management measures, as well as origination of loans of high credit quality, have led to the continued decrease of the allowance for loan losses to loans held-for-investment ratio as of March 31, 2017, compared to December 31, 2016 and March 31, 2016. Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The fluctuation in the provision for credit losses is highly dependent on the historical loss rates trend along with the net charge-offs experienced during the period. The increase in the provision for credit losses for the three months ended March 31, 2017, compared to the same period in 2016 was reflective of the overall loan portfolio growth, partially offset by a decline in the historical loss factor during the same period. The Company believes the allowance for credit losses as of March 31, 2017 and December 31, 2016 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments at that date.

The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans held-for-investment as of March 31, 2017 and December 31, 2016.

($ in thousands)	March 31, 2017		December 31, 2016
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
CRE	$74,974	34%	$72,916	34%
C&I	137,510	37%	142,167	38%
Residential	41,747	21%	37,338	20%
Consumer	8,863	8%	8,099	8%
Total	$263,094	100%	$260,520	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of March 31, 2017, the Company established an allowance of $87 thousand on $611.7 million of PCI loans. In comparison, an allowance of $118 thousand was established on $642.4 million of PCI loans as of December 31, 2016. The allowance balances for both periods were attributed mainly to the PCI CRE loans.

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. Deposits are an important low-cost source of funding and affect net interest income and net interest margin. The following table presents the balances for customer deposits as of the dates indicated:

					Change
($ in thousands)	March 31, 2017	% of total deposits	December 31, 2016	% of total deposits	$	%
Core deposits:
Noninterest-bearing demand	$10,658,946	35%	$10,183,946	34%	$475,000	5%
Interest-bearing checking	3,803,710	13%	3,674,417	12%	129,293	4
Money market	7,990,253	26%	8,174,854	27%	(184,601)	(2)
Savings	2,247,902	7%	2,242,497	8%	5,405	—
Total core deposits	24,700,811	81%	24,275,714	81%	425,097	2
Time deposits	5,842,164	19%	5,615,269	19%	226,895	4
Total deposits	$30,542,975	100%	$29,890,983	100%	$651,992	2%

Total deposits increased mainly due to growth in noninterest-bearing demand, time and interest-bearing checking deposits from existing and new customers, partially offset by a decline in money market deposits. The Company’s deposit strategy is to grow and retain relationship-based deposits and provide a source of low-cost funding and liquidity to the Company. Core deposits comprised 81% of total deposits as of each of March 31, 2017 and December 31, 2016. The $425.1 million or 2% increase in core deposits was primarily due to an increase in noninterest-bearing demand deposits. Noninterest-bearing demand deposits comprised 35% and 34% of total deposits as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, deposits were 115% of total loans, compared with 117% as of December 31, 2016 as the growth in total loans outpaced deposit growth.

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, long-term FHLB advances and repurchase agreements.

As of March 31, 2017 and December 31, 2016, short-term borrowings were primarily comprised of the Company’s subsidiary, East West Bank (China) Limited’s borrowings of $41.4 million and $60.1 million, respectively, with interest rates ranging from 2.80% to 3.27% for each period. These borrowings are due to mature in 2017.

FHLB advances increased modestly by $553 thousand to $322.2 million as of March 31, 2017 from $321.6 million as of December 31, 2016. As of March 31, 2017, FHLB advances had floating interest rates ranging from 1.12% to 1.43% with remaining maturities between 1.9 and 5.6 years.

Gross repurchase agreements totaled $450.0 million as of each of March 31, 2017 and December 31, 2016. Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. Net repurchase agreements totaled $200.0 million and $350.0 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, $250.0 million of repurchase agreements were eligible for netting against resale agreements, resulting in $200.0 million of net repurchase agreements reported. In comparison, $100.0 million of gross repurchase agreements were eligible for netting against resale agreements, resulting in $350.0 million of net repurchase agreements reported as of December 31, 2016. As of March 31, 2017, gross repurchase agreements of $450.0 million had interest rates ranging between 3.26% to 3.33% and original terms ranging between 10.0 and 16.5 years. The remaining maturity terms of the repurchase agreements range between 5.6 and 6.4 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for these repurchase agreements are primarily comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. To ensure that the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funding from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements.

Long-Term Debt

The Company uses long-term debt to provide funding to acquire income earning assets and enhance liquidity. Long-term debt, which consists of junior subordinated debt and a term loan, decreased $4.9 million or 3% from $186.3 million as of December 31, 2016 to $181.4 million as of March 31, 2017.  The decrease was primarily due to the quarterly repayment on the term loan, totaling $5.0 million during the three months ended March 31, 2017.

The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six wholly-owned subsidiaries in conjunction with these transactions. The junior subordinated debt totaled $146.4 million and $146.3 million as of March 31, 2017 and December 31, 2016, respectively. The junior subordinated debt had a weighted average interest rate of 2.60% and 2.13% for the three months ended March 31, 2017 and 2016, respectively, and remaining maturity terms of 17.7 to 20.5 years as of March 31, 2017. Beginning in 2016, trust preferred securities no longer qualify as Tier I capital and are limited to Tier II capital for regulatory purposes, based on Basel III Capital Rules. For further discussion, see Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2016 Form 10-K.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month London Interbank Offered Rate plus 150 basis points and the weighted average interest rate was 2.38% and 2.15% for the three months ended March 31, 2017 and 2016, respectively. The outstanding balance of the term loan was $35.0 million and $40.0 million as of March 31, 2017 and December 31, 2016, respectively.

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

The Company’s stockholders’ equity increased $138.2 million or 4% to $3.57 billion as of March 31, 2017, compared to $3.43 billion as of December 31, 2016. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings increased $140.6 million or 6% to $2.33 billion as of March 31, 2017, compared to $2.19 billion as of December 31, 2016. The increase was primarily due to net income of $169.7 million, reduced by $29.1 million of cash dividends during the three months ended March 31, 2017. In addition, common stock and additional paid-in capital increased $5.2 million or 0.3% primarily due to the activity in employee stock compensation plans. For other factors that contributed to the change in stockholders’ equity, refer to the Consolidated Statements of Changes in Stockholders’ Equity.

Book value was $24.68 per common share based on 144.5 million common shares outstanding as of March 31, 2017, compared to $23.78 per common share based on 144.2 million common shares outstanding as of December 31, 2016. The Company made a quarterly dividend payment of $0.20 per common share during the three months ended March 31, 2017 and 2016.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines that are designed to reflect the degree of risk associated with a banking organization’s operations and transactions. The guidelines cover transactions that are reported on the balance sheet as well as those recorded as off-balance sheet items. In 2013, the Federal Reserve Board, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency issued the final Basel III Capital Rules establishing a new comprehensive capital framework for strengthening international capital standards as well as implementing certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2016 Form 10-K for additional detail. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain components).

The Basel III Capital Rules require that banking organizations maintain a minimum CET1 ratio of 4.5%, a Tier I capital ratio of 6.0%, and a total capital ratio of 8.0%. Moreover, the rules require that banking organizations maintain a capital conservation buffer of 2.5% above the capital minimums fully phased-in over four years beginning in 2016 (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in in 2019, the banking organizations will be required to maintain a CET1 capital ratio of at least 7.0%, a Tier I capital ratio of at least 8.5%, and a total capital ratio of at least 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments. In 2017, banking organizations including the Company and the Bank are required to maintain a CET1 capital ratio of at least 5.75%, a Tier I capital ratio of at least 7.25%, and a total capital ratio of at least 9.25% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s stockholders, customers and regulators that the Company and the Bank are financially sound. As of March 31, 2017 and December 31, 2016, both the Company and the Bank were considered “well capitalized,” and met all capital requirements on a fully phased-in basis under the Basel III Capital Rules. The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2017 and December 31, 2016 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

	Basel III Capital Rules
	March 31, 2017		December 31, 2016		Minimum Regulatory Requirements	Well Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirement
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital	11.1%	11.3%	10.9%	11.3%	4.5%	6.5%	7.0%
Tier I risk-based capital	11.1%	11.3%	10.9%	11.3%	6.0%	8.0%	8.5%
Total risk-based capital	12.6%	12.3%	12.4%	12.3%	8.0%	10.0%	10.5%
Tier I leverage capital	9.0%	9.2%	8.7%	9.1%	4.0%	5.0%	4.0%

The Company’s CET1, Tier I and total risk-based capital ratios improved by approximately 20 basis points, while the Tier I leverage capital ratios increased 30 basis points during the three month ended March 31, 2017. The improvement was primarily driven by the increases in revenues, primarily from the sale of the commercial property as discussed earlier. The growth on the Company’s Consolidated Balance Sheets was primarily attributed to the $730.0 million or 3% increase in risk-weighted assets from $27.36 billion as of December 31, 2016 to $28.09 billion as of March 31, 2017. As of March 31, 2017, the Company’s CET1 risk-based capital, Tier I risk-based capital, total risk-based capital ratios and Tier I leverage capital ratios were 11.1%, 11.1%, 12.6% and 9.0%, respectively, well above the well-capitalized requirements of 6.5%, 8.0%, 10.0% and 5.0%, respectively.

Regulatory Matters

The Bank entered into a Written Agreement, dated November 9, 2015, with the Federal Reserve Bank of San Francisco (the “Written Agreement”), to correct less than satisfactory BSA and AML programs detailed in a joint examination by the Federal Reserve Bank of San Francisco (“FRB”) and the California Department of Business Oversight (“DBO”). The Bank also entered into a related Memorandum of Understanding (“MOU”) with the DBO in 2015. See Item 7. MD&A — Regulatory Matters, and Note 18 — Regulatory Requirements and Matters to the Consolidated Financial Statements of the Company’s 2016 Form 10-K for further details.

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

If additional compliance issues are identified or if the regulators determine that the Bank has not satisfactorily complied with the terms of the Written Agreement, the regulators could take further actions with respect to the Bank and, if such further actions were taken, such actions could have a material adverse effect on the Bank. The operating and other conditions in the BSA and AML program and the auditing and oversight of the program that led to the Written Agreement and MOU could also lead to an increased risk of being subject to additional actions by the DBO and FRB and to fines or penalties or to legal or other regulatory actions by other government agencies, as well as additional actions resulting from future regular annual safety and soundness and compliance examinations by the federal and state regulators that downgrade the regulatory ratings of the Bank.

Off-Balance Sheet Arrangements

In the course of the Company’s business, the Company may enter into or be a party to transactions that are not recorded on the Consolidated Balance Sheet and are considered to be off-balance sheet arrangements. Off-balance sheet arrangements are any contractual arrangements whereby an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. The following table presents the Company’s commitments, commercial letters of credit and SBLCs as of March 31, 2017:

($ in thousands)	Commitments Outstanding
Loan commitments	$5,007,903
Commercial letters of credit and SBLCs	$1,695,083

 A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 11 — Commitments and Contingencies to the Consolidated Financial Statements. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 15 — Employee Benefit Plans to the Consolidated Financial Statements of the Company’s 2016 Form 10-K, and has contractual obligations for future payments on debts, borrowings and lease obligations as detailed in Item 7 — MD&A — Off-Balance Sheet Arrangements and Aggregate Contractual Obligations of the Company’s 2016 Form 10-K.

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

The Company maintains liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks and available-for-sale investment securities. These assets totaled $5.65 billion and $5.54 billion as of March 31, 2017 and December 31, 2016, respectively, accounting for 16% of total assets as of both March 31, 2017 and December 31, 2016. Traditional forms of funding such as deposits and borrowings augment these liquid assets. Total deposits amounted to $30.54 billion as of March 31, 2017, compared to $29.89 billion as of December 31, 2016, of which core deposits comprised 81% of total deposits as of each of March 31, 2017 and December 31, 2016. As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds’ lines of credit with various correspondent banks for purchase of overnight funds, and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $6.02 billion and $3.36 billion, respectively, as of March 31, 2017. The Bank’s unsecured federal funds’ lines of credit, subject to availability, totaled $741.0 million with correspondent banks as of March 31, 2017. The Company believes that its liquidity sources are sufficient to meet all reasonable foreseeable short-term and intermediate-term needs.

During the three months ended March 31, 2017 and 2016, the Company experienced net cash inflows from operating activities of $185.3 million and $183.6 million, respectively. The $1.7 million increase in net cash inflows from operating activities was primarily due to a $62.2 million increase in net income and a $91.4 million increase in cash inflows from accrued interest receivable and other assets, partially offset by a $95.7 million decrease in cash flows from accrued expenses and other liabilities, and a $51.1 million change in non-cash amounts. There was approximately $34.6 million in non-cash income and $16.5 million in non-cash charges for the three months ended March 31, 2017 and 2016, respectively. The $51.1 million change in non-cash amounts comparing the three months ended March 31, 2017 and 2016 was largely due to the $71.7 million gain on the sale of the commercial property during the three months ended March 31, 2017, partially offset by decreases in accretion income and an increase in provision for credit losses.

Net cash used in investing activities totaled $212.4 million during the three months ended March 31, 2017, while net cash provided by investing activities totaled $330.5 million during the same period in 2016. This $542.9 million change in investing cashflows was primarily due to a $702.8 million increase in net cash outflows from loans held-for-investment and a $210.4 million decrease in net cash inflows from available-for-sale investment securities, partially offset by a $200.0 million increase in net cash inflows from resale agreements and a $116.0 million increase in net cash inflows from the sale of the commercial property discussed in the paragraph above.

During the three months ended March 31, 2017 and 2016, the Company experienced net cash inflows from financing activities of $580.5 million and $389.8 million, respectively. Net cash inflows from financing activities of $580.5 million during the three months ended March 31, 2017 were comprised primarily of a $646.2 million net increase in deposits, partially offset by $30.0 million in cash dividends paid during the same period. Net cash inflows from financing activities of $389.8 million during the three months ended March 31, 2016 were comprised primarily of a $1.12 billion net increase in deposits, partially offset by a $700.0 million repayment of short-term FHLB advances and $29.3 million in cash dividends paid.

As of March 31, 2017, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. The Bank paid total dividends of $85.0 million and $100.0 million to East West during the three months ended March 31, 2017 and 2016, respectively. In addition, in April 2017, the Board declared a quarterly cash dividend of $0.20 per share for the Company’s common stock payable on May 15, 2017 to stockholders of record on May 1, 2017.

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

The following table presents the Company’s net interest income and economic value of equity (“EVE”) sensitivity as of March 31, 2017 and December 31, 2016 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions.

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)		EVE Volatility (2)
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
+200	21.9%	22.4%	12.8%	12.3%
+100	11.8%	12.0%	7.9%	7.5%
-100	(9.0)%	(6.8)%	(5.4)%	(5.0)%
-200	(10.2)%	(7.5)%	(10.3)%	(9.3)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

Twelve-Month Net Interest Income Simulation

The Company’s estimated twelve-month net interest income sensitivity on March 31, 2017 is slightly lower compared to December 31, 2016, for both upward interest rate scenarios as simulated increases in interest income is offset by an increase in the rate of repricing for the Company’s deposit portfolio. In a simulated downward interest rate scenario, sensitivity increased overall for both downward interest rate scenarios, mainly due to the impact of the rate increases on December 14, 2016 and March 15, 2017. As interest rates rise further away from all time historical lows, there is more room for the Company’s simulated interest income to decline in a downward interest rate scenario, relative to prior simulations.

Under most rising interest rate environments, the Company would expect some customers to move balances in demand deposits into higher interest-bearing deposits such as money market, savings deposits or time deposits. The models are particularly sensitive to the assumption about the rate of such migration. It should be noted that as of March 31, 2017, the Company has not experienced this deposit movement, though there can be no assurance as to how long this is expected to last. The following table presents the Company’s net interest income sensitivity as of March 31, 2017 for the +100 and +200 basis points interest rate scenarios assuming a $1.00 billion, $2.00 billion and $3.00 billion demand deposit migration:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility
	March 31, 2017
	$1.00 Billion Migration 12 Months	$2.00 Billion Migration 12 Months	$3.00 Billion Migration 12 Months
+200	18.4%	14.9%	11.3%
+100	9.5%	7.2%	5.0%

EVE at Risk

The Company’s EVE sensitivity increased as of March 31, 2017 compared to December 31, 2016, for both upward interest rate scenarios. In the simulated upward 100 basis points and 200 basis points interest rate scenarios, EVE increased 7.9% and 12.8%, respectively. The increase in sensitivity as of March 31, 2017 compared to December 31, 2016 in the upward interest rate scenario was primarily due to changes in the balance sheet portfolio mix. EVE declined 5.4% and 10.3% of the base level as of March 31, 2017 in declining rate scenarios of 100 and 200 basis points, respectively.

The Company’s net interest income and EVE profile as of March 31, 2017, as presented in the net interest income and EVE tables, reflects an asset sensitive net interest income position and an asset sensitive EVE position. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive loans that are funded in part by noninterest-bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, net interest income increases when interest rates increase, and decreases when interest rates decrease. As of March 31, 2017, the federal funds target rate was at a range of 0.75% to 1.00% which was changed from the range of 0.50% to 0.75% as of December 31, 2016. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

As of March 31, 2017 and December 31, 2016, the Company had two cancellable interest rate swap contracts with original terms of 20 years. The objective of these interest rate swaps, which were designated as fair value hedges, was to obtain low-cost floating rate funding on the Company’s brokered certificates of deposit. As of March 31, 2017 and December 31, 2016, under the terms of the swap contracts, the Company received a fixed interest rate and paid a variable interest rate. As of each of March 31, 2017 and December 31, 2016, the notional values of the Company’s brokered certificates of deposit interest rate swaps were $48.4 million. The fair value liabilities of the interest rate swaps were $6.8 million and $6.0 million as of March 31, 2017 and December 31, 2016, respectively.

The Company also offers various interest rate derivative products to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with registered swap dealers. These contracts allow borrowers to lock in attractive intermediate and long term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedge relationship and, therefore, are economic hedges and hedge accounting does not apply.  The contracts are marked to market at each reporting period and recorded with changes in fair value as part of Noninterest income on the Consolidated Statements of Income. Fair values are determined from verifiable third-party sources that have considerable experience with derivative markets. The Company provides data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. As of March 31, 2017 and December 31, 2016, the Company had entered into derivative contracts with clients and offsetting derivative contracts with counterparties having notional balances totaling $7.83 billion and $7.67 billion, respectively. The Company’s net exposures to these interest rate derivative contracts as of March 31, 2017 and December 31, 2016 were $1.4 million and $2.4 million liabilities, respectively, due to the credit valuation component of these back-to-back interest rate swap contracts.

The Company enters into foreign exchange contracts with its customers and counterparty banks primarily for the purpose of allowing its customers to hedge transactions in foreign currencies from fluctuations in foreign exchange rates and also to allow the Company to economically hedge against foreign exchange fluctuations in certain certificates of deposit and loans that it offers to its customers that are denominated in foreign currencies. These transactions are economic hedges and the Company does not apply hedge accounting. The Company’s policies also permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Act. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls. As of March 31, 2017 and December 31, 2016, the Company’s outstanding foreign exchange contracts that were not designated as hedging instruments, totaled $1.27 billion and $767.8 million, respectively. The fair values of the foreign exchange contracts, included in Other assets and Accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $8.2 million and $7.4 million, respectively, as of March 31, 2017 and $11.9 million and $11.2 million, respectively, as of December 31, 2016.

ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging allow hedging of the foreign currency risk of a net investment in a foreign operation. During the fourth quarter of 2015, the Company began entering into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments, designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in China, against the risk of adverse changes in the foreign currency exchange rate. The two outstanding foreign exchange forward contracts as of December 31, 2016 were entered into on September 28, 2016 with a settlement date of March 31, 2017 and a strike price of 6.745 off-shore RMB (“CNH”) to one USD and were designated as a net investment hedge. Since recent policy changes by the People’s Bank of China, the central bank of the People’s Republic of China, as well as market sentiments, have caused a divergence in the exchange rate movements of the on-shore RMB (“CNY”) and CNH counterparties, the hedge relationships were dedesignated during the three months ended March 31, 2017, even though it continued to meet the hedge effectiveness test. The Company then entered into additional offsetting foreign exchange contracts to offset the exposure of the dedesignated foreign exchange forward contracts, and then entered into two new foreign exchange contracts to economically hedge against the foreign exchange risk of its China subsidiary. As of March 31, 2017 and December 31, 2016, the Company’s foreign exchange forward contracts had notional values of $90.2 million and $83.0 million, respectively. The fair values were a $381 thousand liability and a $4.3 million asset as of March 31, 2017 and December 31, 2016, respectively. The foreign exchange forward contracts as of March 31, 2017 are included in the amounts disclosed for foreign exchange contracts above.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K, Note 4 — Fair Value Measurement and Fair Value of Financial Instruments and Note 7 — Derivatives to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Significant accounting policies (see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements and Item 7. MD&A — Critical Accounting Policies and Estimates of the Company’s 2016 Form 10-K) are fundamental to understanding the Company’s MD&A. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, some accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. The Company has procedures and processes in place to facilitate making these judgments.

Certain accounting policies are considered to have a critical effect on the Company’s Financial Statements in the Company’s judgment. In each area, the Company has identified the most important variables in the estimation process. The Company has used the best information available to make the estimations necessary for the related assets and liabilities. Actual results could differ from the Company’s estimates, and future changes in the key variables could change future valuations and impact the results of operations. The following is a list of the more judgmental and complex accounting estimates and principles:

•	fair value of financial instruments;

•	available-for-sale investment securities;

•	PCI loans;

•	allowance for credit losses;

•	goodwill impairment; and

•	income taxes.

Recently Issued Accounting Standards
For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting pronouncements issued, see Note 2 — Current Accounting Developments to the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Item 1. Consolidated Financial Statements — Note 7 — Derivatives and Item 2. MD&A — Asset Liability and Market Risk Management in Part I of this report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2017, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

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

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2017, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 11 — Commitments and Contingencies — Litigation, in Part I of this report, incorporated herein by reference.

ITEM 1A.  RISK FACTORS

The Company’s 2016 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There has been no material change to the Company’s risk factors as presented in the Company’s 2016 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended March 31, 2017.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2, furnished with this report:

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

GLOSSARY OF ACRONYMS

ALCO	Asset/Liability Committee
AML	Anti-Money Laundering
AOCI	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BSA	Bank Secrecy Act
BP	Basis Point
C&I	Commercial and industrial
CET1	Common Equity Tier 1
CNH	Off-shore RMB
CNY	On-shore RMB
CRA	Community Reinvestment Act
CRE	Commercial real estate
DBO	California Department of Business Oversight
EPS	Earnings per share
EVE	Economic value of equity
EWBC	East West Bancorp, Inc.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of San Francisco
FRB	Federal Reserve Bank of San Francisco
HELOCs	Home equity lines of credit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MOU	Memorandum of Understanding
Non-PCI	Non-purchased credit impaired
Non-GAAP	Non-Generally Accepted Accounting Principles
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
RMB	Chinese Renminbi
RPAs	Credit risk participation agreements
RSAs	Restricted stock awards
RSUs	Restricted stock units
SBLCs	Standby letters of credit
TDRs	Troubled debt restructurings
U.S.	United States
U.S. GAAP	United States Generally Accepted Accounting Principles
USD	U.S. Dollar

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 9, 2017

EAST WEST BANCORP INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2, furnished with this report:

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.