Form 10-Q
period 2017-06-30
EAST WEST BANCORP INC
filed 2017-08-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 144,486,706 shares as of July 31, 2017.

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q (“Form 10-Q”) contain or incorporate statements that East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) believes are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.
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

•
changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System, the Federal Deposit Insurance Corporation, the U.S. Securities and Exchange Commission, the Consumer Financial Protection Bureau and the California Department of Business Oversight — Division of Financial Institutions;

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from banks	$429,121	$460,559
Interest-bearing cash with banks	2,323,355	1,417,944
Cash and cash equivalents	2,752,476	1,878,503
Interest-bearing deposits with banks	296,679	323,148
Securities purchased under resale agreements (“resale agreements”)	1,300,000	2,000,000
Securities :
Available-for-sale investment securities, at fair value (includes assets pledged as collateral of $577,503 in 2017 and $767,437 in 2016)	2,822,725	3,335,795
Held-to-maturity investment security, at cost (fair value of $121,803 in 2017 and $144,593 in 2016)	121,131	143,971
Restricted equity securities, at cost	73,173	72,775
Loans held-for-sale	11,649	23,076
Loans held-for-investment (net of allowance for loan losses of $276,316 in 2017 and $260,520 in 2016; includes assets pledged as collateral of $17,587,542 in 2017 and $16,441,068 in 2016)	26,934,350	25,242,619
Investments in qualified affordable housing partnerships, net	169,103	183,917
Investments in tax credit and other investments, net	189,405	173,280
Premises and equipment (net of accumulated depreciation of $105,918 in 2017 and $114,890 in 2016)	128,282	159,923
Goodwill	469,433	469,433
Other assets	649,211	782,400
TOTAL	$35,917,617	$34,788,840
LIABILITIES
Customer deposits:
Noninterest-bearing	$10,460,230	$10,183,946
Interest-bearing	20,694,057	19,707,037
Total deposits	31,154,287	29,890,983
Short-term borrowings	24,426	60,050
Federal Home Loan Bank (“FHLB”) advances	322,756	321,643
Securities sold under repurchase agreements (“repurchase agreements”)	50,000	350,000
Long-term debt	176,450	186,327
Accrued expenses and other liabilities	519,437	552,096
Total liabilities	32,247,356	31,361,099
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 165,146,350 and 164,604,072 shares issued in 2017 and 2016, respectively	165	164
Additional paid-in capital	1,738,556	1,727,434
Retained earnings	2,417,367	2,187,676
Treasury stock at cost — 20,660,024 shares in 2017 and 20,436,621 shares in 2016	(451,646)	(439,387)
Accumulated other comprehensive loss (“AOCI”), net of tax	(34,181)	(48,146)
Total stockholders’ equity	3,670,261	3,427,741
TOTAL	$35,917,617	$34,788,840

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$293,039	$254,331	$565,100	$507,873
Investment securities	13,861	12,852	29,108	24,045
Resale agreements	7,853	7,968	17,321	14,645
Restricted equity securities	470	602	1,247	1,397
Interest-bearing cash and deposits with banks	7,552	3,112	12,668	7,077
Total interest and dividend income	322,775	278,865	625,444	555,037
INTEREST EXPENSE
Customer deposits	27,045	20,362	50,717	39,659
Federal funds purchased and other short-term borrowings	252	169	665	178
FHLB advances	1,761	1,292	3,791	2,792
Repurchase agreements	2,273	2,196	5,416	4,122
Long-term debt	1,353	1,262	2,642	2,498
Total interest expense	32,684	25,281	63,231	49,249
Net interest income before provision for credit losses	290,091	253,584	562,213	505,788
Provision for credit losses	10,685	6,053	17,753	7,493
Net interest income after provision for credit losses	279,406	247,531	544,460	498,295
NONINTEREST INCOME
Branch fees	10,700	10,353	20,996	20,575
Letters of credit fees and foreign exchange income	11,986	10,943	23,055	20,496
Ancillary loan fees and other income	5,907	4,285	10,889	7,862
Wealth management fees	3,537	2,778	8,067	5,829
Derivative fees and other income	3,765	1,444	6,271	3,987
Net gains on sales of loans	1,546	2,882	4,300	4,809
Net gains on sales of available-for-sale investment securities	2,720	2,836	5,194	6,678
Net gains on sales of fixed assets	1,042	2,241	73,049	2,430
Other fees and operating income	6,197	6,502	11,602	12,111
Total noninterest income	47,400	44,264	163,423	84,777
NONINTEREST EXPENSE
Compensation and employee benefits	80,744	73,287	165,347	145,124
Occupancy and equipment expense	15,554	15,748	31,194	30,163
Deposit insurance premiums and regulatory assessments	5,779	5,473	11,708	10,891
Legal expense	2,552	4,346	5,614	7,353
Data processing	3,058	3,295	6,005	5,983
Consulting expense	4,769	5,981	6,688	14,433
Deposit related expense	2,505	2,273	4,870	4,593
Computer software expense	5,462	3,194	9,430	5,936
Other operating expense	19,064	19,226	35,527	38,694
Amortization of tax credit and other investments	27,872	14,006	42,232	28,161
Amortization of core deposit intangibles	1,762	2,050	3,579	4,154
Total noninterest expense	169,121	148,879	322,194	295,485
INCOME BEFORE INCOME TAXES	157,685	142,916	385,689	287,587
INCOME TAX EXPENSE	39,355	39,632	97,623	76,787
NET INCOME	$118,330	$103,284	$288,066	$210,800
EARNINGS PER SHARE (“EPS”)
BASIC	$0.82	$0.72	$2.00	$1.46
DILUTED	$0.81	$0.71	$1.98	$1.45
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	144,485	144,101	144,368	144,029
DILUTED	145,740	145,078	145,774	144,973
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.40	$0.40

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$118,330	$103,284	$288,066	$210,800
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities	6,201	4,984	9,822	17,900
Foreign currency translation adjustments	3,136	(4,638)	4,143	(4,671)
Other comprehensive income	9,337	346	13,965	13,229
COMPREHENSIVE INCOME	$127,667	$103,630	$302,031	$224,029

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2016	143,909,233	$1,701,459	$1,872,594	$(436,162)	$(14,941)	$3,122,950
Net income	—	—	210,800	—	—	210,800
Other comprehensive income	—	—	—	—	13,229	13,229
Stock compensation costs	—	9,210	—	—	—	9,210
Net activity of common stock pursuant to various stock compensation plans and agreements, and related tax benefits	192,912	2,067	—	(3,094)	—	(1,027)
Common stock dividends	—	—	(58,252)	—	—	(58,252)
BALANCE, JUNE 30, 2016	144,102,145	$1,712,736	$2,025,142	$(439,256)	$(1,712)	$3,296,910
BALANCE, JANUARY 1, 2017	144,167,451	$1,727,598	$2,187,676	$(439,387)	$(48,146)	$3,427,741
Net income	—	—	288,066	—	—	288,066
Other comprehensive income	—	—	—	—	13,965	13,965
Stock compensation costs	—	10,115	—	—	—	10,115
Net activity of common stock pursuant to various stock compensation plans and agreements	318,875	1,008	—	(12,259)	—	(11,251)
Common stock dividends	—	—	(58,375)	—	—	(58,375)
BALANCE, JUNE 30, 2017	144,486,326	$1,738,721	$2,417,367	$(451,646)	$(34,181)	$3,670,261

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$288,066	$210,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,166	55,192
Accretion of discount and amortization of premiums, net	(13,348)	(29,960)
Stock-based compensation	10,115	9,210
Deferred tax expenses	3,699	4,357
Provision for credit losses	17,753	7,493
Net gains on sales of loans	(4,300)	(4,809)
Net gains on sales of available-for-sale investment securities	(5,194)	(6,678)
Net gains on sales of premises and equipment	(73,049)	(2,430)
Originations and purchases of loans held-for-sale	(9,806)	(3,364)
Proceeds from sales and paydowns/payoffs in loans held-for-sale	9,984	4,794
Net change in accrued interest receivable and other assets	94,552	(5,587)
Net change in accrued expenses and other liabilities	(14,986)	32,317
Other net operating activities	(2,399)	(32)
Total adjustments	92,187	60,503
Net cash provided by operating activities	380,253	271,303
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans held-for-investment	(1,660,828)	(265,422)
Interest-bearing deposits with banks	31,060	65,113
Investments in qualified affordable housing partnerships, tax credit and other investments, net	(69,467)	(44,672)
Purchases of:
Resale agreements	(550,000)	(1,100,000)
Available-for-sale investment securities	(272,698)	(693,406)
Loans held-for-investment	(368,698)	(781,524)
Premises and equipment	(4,990)	(6,485)
Proceeds from sale of:
Available-for-sale investment securities	551,889	864,743
Loans held-for-investment	361,380	398,010
Other real estate owned (“OREO”)	5,298	1,351
Premises and equipment	116,021	7,276
Paydowns and maturities of resale agreements	950,000	1,050,000
Repayments, maturities and redemptions of available-for-sale investment securities	244,770	443,641
Other net investing activities	22,557	11,694
Net cash used in investing activities	(643,706)	(49,681)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Customer deposits	1,245,282	752,849
Short-term borrowings	(36,521)	30,064
Proceeds from:
Issuance of common stock pursuant to various stock compensation plans and agreements	1,008	1,062
Payments for:
Repayment of FHLB advances	—	(700,000)
Repayment of long-term debt	(10,000)	(10,000)
Repurchase of vested shares due to employee tax liability	(12,259)	(3,094)
Cash dividends on common stock	(58,949)	(58,152)
Other net financing activities	—	1,005
Net cash provided by financing activities	1,128,561	13,734
Effect of exchange rate changes on cash and cash equivalents	8,865	(3,447)
NET INCREASE IN CASH AND CASH EQUIVALENTS	873,973	231,909
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,878,503	1,360,887
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,752,476	$1,592,796

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$63,416	$50,044
Income tax payments, net	$14,799	$6,359
Noncash investing and financing activities:
Loans held-for-investment transferred to loans held-for-sale, net	$343,977	$575,804
Held-to-maturity investment security retained from securitization of loans	$—	$160,135
Unsettled purchases of available-for-sale investment securities	$—	$57,711
Unsettled purchases of loans receivable	$—	$106,114

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank, East West Insurance Services, Inc., and various subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of June 30, 2017, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, the Trusts are not included on the Consolidated Financial Statements.

The unaudited interim Consolidated Financial Statements presented in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), applicable guidelines prescribed by regulatory authorities, and general practices in the banking industry, reflect all adjustments that, in the opinion of management, are necessary for fair statement of the interim period financial statements. Certain items on the Consolidated Financial Statements and notes for the prior periods have been reclassified to conform to the current period presentation.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which requires an entity to use a four-step decision model when assessing contingent call (put) options that can accelerate the payment of principal on debt instruments to determine whether they are clearly and closely related to their debt hosts. The Company adopted this guidance on a modified retrospective basis in the first quarter of 2017. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statements of cash flows. The Company adopted this guidance in the first quarter of 2017. The changes that impacted the Company included a requirement that excess tax benefits and deficiencies be recognized as a component of Income tax expense on the Consolidated Statements of Income rather than Additional paid-in capital on the Consolidated Statements of Changes in Stockholders’ Equity as required in the previous guidance. The adoption of this guidance results in increased volatility to the Company’s income tax expense but does not have a material impact on the Consolidated Balance Sheets or the Consolidated Statements of Changes in Stockholders’ Equity. The income tax expense volatility is dependent on the Company’s stock price on the dates the restricted stock units (“RSUs”) vest, which occur primarily in the first quarter of each year. Net excess tax benefits for RSUs of approximately $4.5 million have been recognized by the Company as a component of Income tax expense on the Consolidated Statements of Income during the six months ended June 30, 2017. The guidance also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted EPS. In addition, ASU 2016-09 no longer requires a presentation of excess tax benefits and deficiencies as both an operating outflow and financing inflow on the Consolidated Statements of Cash Flows. Instead, excess tax benefits and deficiencies are recorded along with other income tax cash flows as an operating activity on the Consolidated Statements of Cash Flows as required previously. These changes were applied on a prospective basis. The Company has also elected to retain its existing accounting policy election to estimate award forfeitures.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue for contracts to provide goods or services to customers and replaces nearly all existing revenue recognition guidance in U.S. GAAP. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required.  ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective on January 1, 2018, with early adoption permitted on January 1, 2017. The guidance should be applied on either a modified retrospective or full retrospective basis. The Company’s revenue is mainly comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income, as well as other revenues from financial instruments such as loans, leases, securities and derivatives. The Company has conducted a comprehensive scoping exercise to determine the revenue streams that are in the scope of the guidance. The Company’s current implementation efforts include reviewing the contracts related to certain noninterest income revenue items that are within the scope of the new guidance to determine if any accounting or internal control changes will be required under the provisions of the new guidance. Overall, the Company does not expect the new guidance to have a material impact on its Consolidated Financial Statements. The next phase of the Company’s implementation work will be to evaluate any changes that may be required to its applicable disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes recognized in net income, thus eliminating eligibility for the current available-for-sale category. If there is no readily determinable fair value, the guidance allows entities to measure equity investments at cost less impairment, whereby impairment is based on a qualitative assessment. Furthermore, investments in Federal Reserve Bank and FHLB stock are not subject to this guidance and will continue to be presented at cost. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost and changes the presentation of financial assets and financial liabilities on the Consolidated Balance Sheets or in the footnotes. If an entity has elected the fair value option to measure liabilities, the guidance requires the portion of the change in the fair value of a liability resulting from credit risk to be presented in Other Comprehensive Income. ASU 2016-01 is effective on January 1, 2018. Early adoption is not permitted except for certain specific changes under the fair value option guidance. To adopt the amendments, the Company is required to make a cumulative-effect adjustment to the Consolidated Balance Sheets as of the beginning of the reporting period of adoption. However, the amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the adoption date. The Company does not have a significant amount of equity securities classified as available-for-sale. Additionally, the Company does not have any financial liabilities accounted for under the fair value option. The Company is evaluating the effects that the other provisions have on its Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability in the accounting for lease transactions. The guidance requires lessees to recognize right-of-use assets and related lease liabilities for all leases with lease terms of more than 12 months on the Consolidated Balance Sheets and provide quantitative and qualitative disclosures regarding key information about the leasing arrangements. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. ASU 2016-02 is effective on January 1, 2019, with early adoption permitted. The guidance should be applied using a modified retrospective transition method through a cumulative-effect adjustment. The Company is currently evaluating the potential impact on its Consolidated Financial Statements by reviewing its existing lease contracts and service contracts that may include embedded leases. The Company expects the adoption of ASU 2016-02 to result in additional assets and liabilities, as the Company will be required to recognize operating leases on its Consolidated Balance Sheets. The population of contracts subject to balance sheet recognition and their initial measurement remains under evaluation. The Company does not expect a material impact to its recognition of operating lease expense on its Consolidated Statements of Income. Upon completion of the contract review and consideration of system requirements, the Company will evaluate the impacts of adopting the new accounting guidance on its disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to introduce a new approach based on expected losses to estimate credit losses on certain types of financial instruments, which modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new “expected credit loss” impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loan receivables, available-for-sale and held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. For available-for-sale debt securities with unrealized losses, ASU 2016-13 does not change the measurement method of credit losses, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loans and lease losses and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The guidance should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. While the Company is still evaluating the impact on its Consolidated Financial Statements, the Company expects that ASU 2016-13 may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses provides for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; 2) the nonaccretable difference on the purchased credit impaired (“PCI”) loans will be recognized as an allowance, offset by an increase in the carrying value of the PCI loans; and 3) an allowance may be established for estimated credit losses on available-for-sale and held-to-maturity debt securities. The amount of the increase will be impacted by the portfolio composition and quality, as well as the economic conditions and forecasts as of the adoption date. The Company has begun its implementation efforts by identifying key interpretive issues, assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on eight specific issues related to classification on the Consolidated Statements of Cash Flows in order to reduce diversity in practice. The specific issues cover cash payments for debt prepayment or debt extinguishment costs; cash outflows for settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments that are not made soon after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests received in securitization transactions; and clarification regarding when no specific U.S. GAAP guidance exists and the sources of the cash flows are not separately identifiable, the classification should be based on the activity that is likely to be the predominant source or use of the cash flows. ASU 2016-15 is effective on January 1, 2018, with early adoption permitted. The guidance should be applied using a retrospective transition method. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the Company to include those amounts that are deemed to be restricted cash and restricted cash equivalents in its cash and cash equivalents balances on the Consolidated Statements of Cash Flows. In addition, the Company is required to explain the changes in the combined total of restricted and unrestricted balances on the Consolidated Statements of Cash Flows. ASU 2016-18 is effective on January 1, 2018, with early adoption permitted. The guidance should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU 2017-04 is effective on January 1, 2020 and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests with measurement dates after January 1, 2017. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The guidance does not require any accounting change for debt securities held at a discount; the discount continues to be amortized as an adjustment of yield over the contractual life (to maturity) of the instrument. ASU 2017-08 is effective on January 1, 2019, with early adoption permitted. The guidance should be applied using a modified retrospective transition method, with the cumulative-effect adjustment recognized to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective on January 1, 2018, with early adoption permitted. The guidance should be applied prospectively to awards modified on or after the adoption date. The Company plans to adopt this guidance in the first quarter of 2018 prospectively.

Note 3 — Disposition of Commercial Property

In the first quarter of 2017, the Company completed the sale and leaseback of a commercial property in San Francisco, California for cash consideration of $120.6 million and entered into a leaseback with the buyer for part of the property, consisting of a retail branch and office facilities. The property had a net book value of approximately $31.6 million at the time of sale, resulting in a pre-tax profit of $85.4 million after considering approximately $3.6 million in selling costs. As the leaseback is an operating lease, $71.7 million of the gain was recognized on the closing date, and $13.7 million was deferred and will be recognized over the term of the lease agreement. The first quarter 2017 diluted EPS impact from the sale of the commercial property was $0.28 per share, net of tax.

Note 4 — Fair Value Measurement and Fair Value of Financial Instruments

In determining the fair value of financial instruments, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy noted below is based on the quality and reliability of the information used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The fair value of the Company’s assets and liabilities is classified and disclosed in one of the following three categories:

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of June 30, 2017
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$546,857	$546,857	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	173,585	—	173,585	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	325,144	—	325,144	—
Residential mortgage-backed securities	1,128,531	—	1,128,531	—
Municipal securities	105,502	—	105,502	—
Non-agency residential mortgage-backed securities:
Investment grade	10,210	—	10,210	—
Corporate debt securities:
Investment grade	2,296	—	2,296	—
Non-investment grade	9,492	—	9,492	—
Foreign bonds:
Investment grade	479,687	—	479,687	—
Other securities	41,421	31,351	10,070	—
Total available-for-sale investment securities	$2,822,725	$578,208	$2,244,517	$—

Derivative assets:
Interest rate swaps and options	$64,254	$—	$64,254	$—
Foreign exchange contracts	14,722	—	14,722	—
Credit risk participation agreements (“RPAs”)	2	—	2	—
Warrants	786	—	786	—
Total derivative assets	$79,764	$—	$79,764	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(6,686)	$—	$(6,686)	$—
Interest rate swaps and options	(63,551)	—	(63,551)	—
Foreign exchange contracts	(13,161)	—	(13,161)	—
RPAs	(2)	—	(2)	—
Total derivative liabilities	$(83,400)	$—	$(83,400)	$—

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$720,479	$720,479	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	274,866	—	274,866	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	266,799	—	266,799	—
Residential mortgage-backed securities	1,258,747	—	1,258,747	—
Municipal securities	147,654	—	147,654	—
Non-agency residential mortgage-backed securities:
Investment grade	11,477	—	11,477	—
Corporate debt securities:
Investment grade	222,377	—	222,377	—
Non-investment grade	9,173	—	9,173	—
Foreign bonds:
Investment grade	383,894	—	383,894	—
Other securities	40,329	30,991	9,338	—
Total available-for-sale investment securities	$3,335,795	$751,470	$2,584,325	$—

Derivative assets:
Foreign currency forward contracts	$4,325	$—	$4,325	$—
Interest rate swaps and options	67,578	—	67,578	—
Foreign exchange contracts	11,874	—	11,874	—
RPAs	3	—	3	—
Total derivative assets	$83,780	$—	$83,780	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(5,976)	$—	$(5,976)	$—
Interest rate swaps and options	(65,131)	—	(65,131)	—
Foreign exchange contracts	(11,213)	—	(11,213)	—
RPAs	(3)	—	(3)	—
Total derivative liabilities	$(82,323)	$—	$(82,323)	$—

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There were no assets or liabilities measured using significant unobservable inputs (Level 3) on a recurring basis as of June 30, 2017 and December 31, 2016, and during the three and six months ended June 30, 2017 and 2016.

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers of assets and liabilities measured on a recurring basis into and out of Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2017 and 2016.

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

The following tables present the carrying amounts of assets included on the Consolidated Balance Sheets that had fair value changes measured on a nonrecurring basis as of June 30, 2017 and December 31, 2016:

	Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2017
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial real estate (“CRE”)	$9,909	$—	$—	$9,909
Commercial and industrial (“C&I”)	43,341	—	—	43,341
Residential	6,117	—	—	6,117
Consumer	633	—	—	633
Total non-PCI impaired loans	$60,000	$—	$—	$60,000
OREO	$70	$—	$—	$70

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
CRE	$14,908	$—	$—	$14,908
C&I	52,172	—	—	52,172
Residential	2,464	—	—	2,464
Consumer	610	—	—	610
Total non-PCI impaired loans	$70,154	$—	$—	$70,154
OREO	$345	$—	$—	$345
Loans held-for-sale	$22,703	$—	$22,703	$—

The following table presents the fair value adjustments of assets measured on a nonrecurring basis recognized during the three and six months ended and which were included on the Consolidated Balance Sheets as of June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Non-PCI impaired loans:
CRE	$193	$(261)	$(29)	$1,908
C&I	(14,060)	(4,693)	(11,418)	(9,149)
Residential	(30)	(4)	51	27
Consumer	24	(2)	25	14
Total non-PCI impaired loans	$(13,873)	$(4,960)	$(11,371)	$(7,200)
OREO	$—	$(1,073)	$(285)	$(1,529)
Loans held-for-sale	$—	$—	$—	$(2,351)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of June 30, 2017 and December 31, 2016:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average
June 30, 2017
Non-PCI impaired loans	$37,105	Discounted cash flow	Discount	0% — 64%	13%
	$22,895	Market comparables	Discount (1)	0% — 100%	31%
OREO	$70	Appraisal	Selling cost	8%	8%
December 31, 2016
Non-PCI impaired loans	$31,835	Discounted cash flow	Discount	0% — 62%	7%
	$38,319	Market comparables	Discount (1)	0% — 100%	18%
OREO	$345	Appraisal	Selling cost	8%	8%

(1)	Discount is adjusted for factors such as liquidation cost of collateral and selling cost.

The following tables present the carrying and fair values per the fair value hierarchy of certain financial instruments, excluding those measured at fair value on a recurring basis, as of June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,752,476	$2,752,476	$—	$—	$2,752,476
Interest-bearing deposits with banks	$296,679	$—	$296,679	$—	$296,679
Resale agreements (1)	$1,300,000	$—	$1,279,609	$—	$1,279,609
Held-to-maturity investment security	$121,131	$—	$—	$121,803	$121,803
Restricted equity securities	$73,173	$—	$73,173	$—	$73,173
Loans held-for-sale	$11,649	$—	$11,649	$—	$11,649
Loans held-for-investment, net	$26,934,350	$—	$—	$26,460,495	$26,460,495
Accrued interest receivable	$100,036	$—	$100,036	$—	$100,036
Financial liabilities:
Customer deposits:
Demand, checking, savings and money market deposits	$25,080,973	$—	$25,080,973	$—	$25,080,973
Time deposits	$6,073,314	$—	$6,066,948	$—	$6,066,948
Short-term borrowings	$24,426	$—	$24,426	$—	$24,426
FHLB advances	$322,756	$—	$336,627	$—	$336,627
Repurchase agreements (1)	$50,000	$—	$107,564	$—	$107,564
Long-term debt	$176,450	$—	$183,589	$—	$183,589
Accrued interest payable	$9,255	$—	$9,255	$—	$9,255

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. As of June 30, 2017, $400.0 million out of $450.0 million of repurchase agreements was eligible for netting against resale agreements.

($ in thousands)	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,878,503	$1,878,503	$—	$—	$1,878,503
Interest-bearing deposits with banks	$323,148	$—	$323,148	$—	$323,148
Resale agreements (1)	$2,000,000	$—	$1,980,457	$—	$1,980,457
Held-to-maturity investment security	$143,971	$—	$—	$144,593	$144,593
Restricted equity securities	$72,775	$—	$72,775	$—	$72,775
Loans held-for-sale	$23,076	$—	$23,076	$—	$23,076
Loans held-for-investment, net	$25,242,619	$—	$—	$24,915,143	$24,915,143
Accrued interest receivable	$100,524	$—	$100,524	$—	$100,524
Financial liabilities:
Customer deposits:
Demand, checking, savings and money market deposits	$24,275,714	$—	$24,275,714	$—	$24,275,714
Time deposits	$5,615,269	$—	$5,611,746	$—	$5,611,746
Short-term borrowings	$60,050	$—	$60,050	$—	$60,050
FHLB advances	$321,643	$—	$334,859	$—	$334,859
Repurchase agreements (1)	$350,000	$—	$411,368	$—	$411,368
Long-term debt	$186,327	$—	$186,670	$—	$186,670
Accrued interest payable	$9,440	$—	$9,440	$—	$9,440

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

Held-to-Maturity Investment Security — The fair value of the held-to-maturity investment security is determined by the discounted cash flow approach. The discount rate is derived from conditional prepayment rate, constant default rate, loss severity and discount margin. Due to the significant unobservable inputs used in deriving the estimated fair value, the held-to-maturity investment security is classified as Level 3.

Available-for-Sale Investment Securities — When available, the Company uses quoted market prices to determine the fair value of available-for-sale investment securities, which are classified as Level 1.  Level 1 available-for-sale investment securities are primarily comprised of U.S. Treasury securities.  The fair values of other available-for-sale investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities or by the average quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company reviewed the methodologies used to develop the resulting fair values.  The available-for-sale investment securities valued using such methods are classified as Level 2.

Loans Held-for-Sale — The Company’s loans held-for-sale are carried at the lower of cost or fair value. These loans were mainly comprised of C&I loans as of June 30, 2017 and consumer loans as of December 31, 2016. The fair value of loans held-for-sale is derived from current market prices and comparative current sales. The Company records any fair value adjustments on a nonrecurring basis. Loans held-for-sale are classified as Level 2.

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

Restricted Equity Securities — Restricted equity securities are comprised of Federal Reserve Bank stock and FHLB stock. The carrying amounts of the Company’s restricted equity securities approximate fair value. The valuation of these investments is classified as Level 2. Ownership of these securities is restricted to member banks and the securities do not have a readily determinable fair value.  Purchases and sales of these securities are at par value.

Accrued Interest Receivable — The carrying amount approximates fair value due to the short-term nature of these instruments. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Interest Rate Swaps and Options — The Company enters into interest rate swap and option contracts with institutional counterparties to hedge against interest rate swap and option products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or option contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves.  The fair value of the interest rate options, consisting of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps).  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, model-derived credit spreads. As of June 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts’ positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 of the fair value hierarchy due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future.  These contracts economically hedge against foreign exchange rate fluctuations. The Company also enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company assumes minimal foreign exchange rate risk because the contracts with the customer and the institutional party mirror each other. The fair value is determined at each reporting period based on changes in the foreign exchange rate. These are over-the-counter contracts where quoted market prices are not readily available.  Valuation is measured using conventional valuation methodologies with observable market data.  Valuation depends on the type of derivative and the nature of the underlying rate and contractual terms including period of maturity, price and index upon which the derivative’s value is based. Key inputs include foreign exchange rates (spot and/or forward rates), volatility of currencies, and the correlation of such inputs. The counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. As of June 30, 2017, foreign exchange forward contracts used to economically hedge the Company’s net investment in East West Bank (China) Limited, a non-U.S. Dollar (“USD”) functional currency subsidiary in China, are included in this caption. See Foreign Currency Forward Contracts in the section below for details on valuation methodologies and significant assumptions.

Customer Deposits — The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking, savings and money market deposits, approximates the carrying amount as the amounts are payable on demand at the measurement date. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2. For time deposits, the fair value is based on the discounted value of contractual cash flows using current market rates for instruments with similar maturities. Due to the observable nature of the inputs used in deriving the estimated fair value, time deposits are classified as Level 2.

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

Foreign Currency Forward Contracts — During the three months ended December 31, 2015, the Company began entering into foreign currency forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited. Previously, the foreign currency forward contracts or a proportion of the forward contracts were eligible for hedge accounting. During the six months ended June 30, 2017, the foreign currency forward contracts were dedesignated when the hedge relationship ceased to be highly effective. The Company continues to economically hedge its foreign currency exposure resulting from East West Bank (China) Limited and the foreign exchange forward contracts are included as part of the “Foreign Exchange Contracts” caption as of June 30, 2017. The fair value of foreign currency forward contracts is valued by comparing the contracted foreign exchange rate to the current market exchange rate. Inputs include spot rates, forward rates and the interest rate curve of the domestic and foreign currency. Interest rate forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Warrants — The Company obtained warrants to purchase preferred and common stocks of technology and life sciences companies, as part of the loan origination process. As of June 30, 2017, the warrants included on the Consolidated Financial Statements were from public companies. The Company valued these warrants based on the Black-Scholes option pricing model. The model uses the underlying stock prices of publicly-traded issuers, stated strike prices, warrants’ expiration dates, the risk-free interest rate based on duration-matched U.S. Treasury rate and market-observable company-specific option volatility assumptions as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Resale agreements are recorded at the balances at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $1.70 billion and $2.10 billion as of June 30, 2017 and December 31, 2016, respectively. The weighted average interest rates were 2.27% and 1.84% as of June 30, 2017 and December 31, 2016, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for the repurchase agreements is primarily comprised of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $450.0 million as of each of June 30, 2017 and December 31, 2016. The weighted average interest rates were 3.42% and 3.15% as of June 30, 2017 and December 31, 2016, respectively.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016:

($ in thousands)	As of June 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments	Collateral Pledged		Net Amount
Resale agreements	$1,700,000	$(400,000)	$1,300,000	$—	$(1,291,869)	(2)	$8,131

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments	Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(400,000)	$50,000	$—	$(50,000)	(3)	$—

($ in thousands)	As of December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Pledged		Net Amount
Resale agreements	$2,100,000	$(100,000)	$2,000,000	$(150,000)	(1)	$(1,839,120)	(2)	$10,880

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(100,000)	$350,000	$(150,000)	(1)	$(200,000)	(3)	$—

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

Note 6 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of available-for-sale investment securities, which are carried at fair value, and the held-to-maturity investment security, which is carried at amortized cost, as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$553,795	$—	$(6,938)	$546,857
U.S. government agency and U.S. government sponsored enterprise debt securities	176,037	203	(2,655)	173,585
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	331,288	592	(6,736)	325,144
Residential mortgage-backed securities	1,130,303	5,685	(7,457)	1,128,531
Municipal securities	104,991	915	(404)	105,502
Non-agency residential mortgage-backed securities:
Investment grade (1)	10,262	14	(66)	10,210
Corporate debt securities:
Investment grade (1)	2,472	—	(176)	2,296
Non-investment grade (1)	10,191	—	(699)	9,492
Foreign bonds:
Investment grade (1) (2)	495,397	252	(15,962)	479,687
Other securities	40,688	1,070	(337)	41,421
Total available-for-sale investment securities	$2,855,424	$8,731	$(41,430)	$2,822,725
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$121,131	$672	$—	$121,803
Total investment securities	$2,976,555	$9,403	$(41,430)	$2,944,528

	As of December 31, 2016
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$730,287	$21	$(9,829)	$720,479
U.S. government agency and U.S. government sponsored enterprise debt securities	277,891	224	(3,249)	274,866
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	272,672	345	(6,218)	266,799
Residential mortgage-backed securities	1,266,372	3,924	(11,549)	1,258,747
Municipal securities	148,302	1,252	(1,900)	147,654
Non-agency residential mortgage-backed securities:
Investment grade (1)	11,592	—	(115)	11,477
Corporate debt securities:
Investment grade (1)	222,190	562	(375)	222,377
Non-investment grade (1)	10,191	—	(1,018)	9,173
Foreign bonds:
Investment grade (1) (2)	405,443	30	(21,579)	383,894
Other securities	40,501	337	(509)	40,329
Total available-for-sale investment securities	$3,385,441	$6,695	$(56,341)	$3,335,795
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$143,971	$622	$—	$144,593
Total investment securities	$3,529,412	$7,317	$(56,341)	$3,480,388

(1)
Available-for-sale investment securities rated BBB- or higher by S&P or Baa3 or higher by Moody’s are considered investment grade.  Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade. Classifications are based on the lower of the credit ratings by S&P or Moody’s.

(2)	Fair values of foreign bonds include $449.4 million and $353.6 million of multilateral development bank bonds as of June 30, 2017 and December 31, 2016, respectively.

Unrealized Losses

The following tables present the gross unrealized losses and related fair values of the Company’s investment portfolio, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$536,842	$(6,932)	$10,014	$(6)	$546,856	$(6,938)
U.S. government agency and U.S. government sponsored enterprise debt securities	134,583	(2,655)	—	—	134,583	(2,655)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	213,675	(5,521)	48,309	(1,215)	261,984	(6,736)
Residential mortgage-backed securities	423,711	(4,904)	124,052	(2,553)	547,763	(7,457)
Municipal securities	17,652	(312)	2,795	(92)	20,447	(404)
Non-agency residential mortgage-backed securities:
Investment grade	4,742	(66)	—	—	4,742	(66)
Corporate debt securities:
Investment grade	—	—	2,296	(176)	2,296	(176)
Non-investment grade	—	—	9,492	(699)	9,492	(699)
Foreign bonds:
Investment grade	299,434	(10,570)	104,541	(5,392)	403,975	(15,962)
Other securities	31,194	(337)	—	—	31,194	(337)
Total available-for-sale investment securities	$1,661,833	$(31,297)	$301,499	$(10,133)	$1,963,332	$(41,430)
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$—	$—	$—	$—	$—	$—
Total investment securities	$1,661,833	$(31,297)	$301,499	$(10,133)	$1,963,332	$(41,430)

	As of December 31, 2016
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$670,268	$(9,829)	$—	$—	$670,268	$(9,829)
U.S. government agency and U.S. government sponsored enterprise debt securities	203,901	(3,249)	—	—	203,901	(3,249)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	202,106	(5,452)	29,201	(766)	231,307	(6,218)
Residential mortgage-backed securities	629,324	(9,594)	119,603	(1,955)	748,927	(11,549)
Municipal securities	57,655	(1,699)	2,692	(201)	60,347	(1,900)
Non-agency residential mortgage-backed securities:
Investment grade	5,033	(101)	6,444	(14)	11,477	(115)
Corporate debt securities:
Investment grade	—	—	71,667	(375)	71,667	(375)
Non-investment grade	—	—	9,173	(1,018)	9,173	(1,018)
Foreign bonds:
Investment grade	363,618	(21,327)	14,258	(252)	377,876	(21,579)
Other securities	30,991	(509)	—	—	30,991	(509)
Total available-for-sale investment securities	$2,162,896	$(51,760)	$253,038	$(4,581)	$2,415,934	$(56,341)
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$—	$—	$—	$—	$—	$—
Total investment securities	$2,162,896	$(51,760)	$253,038	$(4,581)	$2,415,934	$(56,341)

For each reporting period, the Company examines all individual securities that are in an unrealized loss position for OTTI.  For discussion of the factors and criteria the Company uses in analyzing securities for OTTI, see Note 1 — Summary of Significant Accounting Policies — Available-for-Sale Investment Securities to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

The unrealized losses were primarily attributable to the yield curve movement, in addition to widened liquidity and credit spreads. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company believes that the gross unrealized losses detailed in the previous tables are temporary and not due to reasons of credit quality. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, no impairment loss was recorded on the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, the Company had 140 available-for-sale investment securities in an unrealized loss position with no credit impairment, primarily comprised of 74 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 24 U.S. Treasury securities, 13 municipal securities and 13 investment grade foreign bonds. In comparison, the Company had 170 available-for-sale investment securities in an unrealized loss position with no credit impairment, primarily comprised of 82 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 26 U.S. Treasury securities and 13 investment grade foreign bonds as of December 31, 2016.

During the first quarter of 2016, the Company obtained a non-agency mortgage-backed investment security, through the securitization of multifamily real estate loans, which was classified as held-to-maturity and recorded at amortized cost. The Company has the intent and ability to hold the security to maturity.

OTTI

No OTTI credit losses were recognized for the three and six months ended June 30, 2017 and 2016.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and losses, and tax expense related to the sales of available-for-sale investment securities for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$249,233	$211,990	$551,889	$864,743
Gross realized gains	$2,720	$2,836	$5,194	$6,803
Gross realized losses	$—	$—	$—	$(125)
Related tax expense	$1,144	$1,192	$2,184	$2,808

Scheduled Maturities of Investment Securities

The following table presents the scheduled maturities of available-for-sale investment securities as of June 30, 2017:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$482,138	$469,865
Due after one year through five years	804,701	794,668
Due after five years through ten years	185,889	182,964
Due after ten years	1,382,696	1,375,228
Total available-for-sale investment securities	$2,855,424	$2,822,725

The following table presents the scheduled maturity of the held-to-maturity investment security as of June 30, 2017:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due after ten years	$121,131	$121,803

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Available-for-sale investment securities with fair values of $577.5 million and $767.4 million as of June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window, and for other purposes required or permitted by law.

Restricted Equity Securities

Restricted equity securities include stock of the Federal Reserve Bank and of the FHLB. Restricted equity securities are carried at cost as these securities do not have a readily determined fair value. The following table presents the restricted equity securities as of June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017	December 31, 2016
Federal Reserve Bank stock	$55,923	$55,525
FHLB stock	17,250	17,250
Total	$73,173	$72,775

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

The following table presents the total notional and fair values of the Company’s derivatives as of June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017				December 31, 2016
	Notional Amount		Fair Value		Notional Amount	Fair Value
			Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit	$42,566		$—	$6,686	$48,365	$—	$5,976
Foreign currency forward contracts	—		—	—	83,026	4,325	—
Total derivatives designated as hedging instruments	$42,566		$—	$6,686	$131,391	$4,325	$5,976
Derivatives not designated as hedging instruments:
Interest rate swaps and options	$8,172,811		$64,254	$63,551	$7,668,482	$67,578	$65,131
Foreign exchange contracts	1,481,244		14,722	13,161	767,764	11,874	11,213
RPAs	69,679		2	2	71,414	3	3
Warrants	—	(2)	786	—	—	—	—
Total derivatives not designated as hedging instruments	$9,723,734		$79,764	$76,714	$8,507,660	$79,455	$76,347

(1)	Derivative assets and derivative liabilities are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets.

(2)	The Company held warrants in four public companies as of June 30, 2017.

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

As of June 30, 2017 and December 31, 2016, the total notional amounts of the interest rate swaps on certificates of deposit were $42.6 million and $48.4 million, respectively. The fair values of the interest rate swaps were a $6.7 million and a $6.0 million liability as of June 30, 2017 and December 31, 2016, respectively.

The following table presents the net (losses) gains recognized on the Consolidated Statements of Income related to the derivatives designated as fair value hedges for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Losses) gains recorded in interest expense:
Recognized on interest rate swaps	$(706)	$142	$(1,523)	$4,371
Recognized on certificates of deposit	$664	$(7)	$1,352	$(3,362)

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. During the fourth quarter of 2015, the Company began entering into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in China, against the risk of adverse changes in the foreign currency exchange rate. The Company recorded the changes in the carrying amount of its China subsidiary in the Foreign currency translation adjustment account within AOCI. Simultaneously, the effective portion of the hedge of this exposure was also recorded in the Foreign currency translation adjustment account and the ineffective portion, if any, was recorded in current earnings. During the first quarter of 2017, the Company discontinued hedge accounting prospectively. The cumulative effective portion of the net investment hedges recorded through the point of dedesignation remained in the Foreign currency translation adjustment account within AOCI, and will be reclassified into earnings only upon the sale or liquidation of the China subsidiary. The Company continues to economically hedge its foreign currency exposure in its China subsidiary through foreign exchange forward contracts, which were included as part of the Derivatives Not Designated as Hedging Instruments — “Foreign Exchange Contracts” caption as of June 30, 2017.

As of June 30, 2017, there were no derivative contracts designated as net investment hedges. As of December 31, 2016, the total notional amount and fair value of the foreign currency forward contracts designated as net investment hedges were an $83.0 million and a $4.3 million asset, respectively. The following table presents the gains (losses) recorded in the Foreign currency translation adjustment account within AOCI related to the effective portion of the net investment hedges and the ineffectiveness recorded on the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gains (losses) recognized in AOCI on net investment hedges (effective portion)	$—	$1,712	$(648)	$227
Gains (losses) recognized in foreign exchange income (ineffective portion)	$—	$449	$(1,953)	$(431)

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps and Options — The Company enters into interest rate derivatives including interest rate swaps and options with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties.  As of June 30, 2017, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $4.09 billion for derivatives that were in an asset valuation position and $4.09 billion for derivatives that were in a liability valuation position. As of December 31, 2016, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $3.86 billion for derivatives that were in an asset valuation position and $3.81 billion for derivatives that were in a liability valuation position. The fair values of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $64.3 million asset and a $63.6 million liability as of June 30, 2017. The fair values of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $67.6 million asset and a $65.1 million liability as of December 31, 2016.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, primarily comprising of forward, swap and spot contracts to enable its customers to hedge their transactions in foreign currencies from fluctuations in foreign exchange rates, and also to allow the Company to economically hedge against foreign currency fluctuations in certain foreign currency denominated deposits that it offers to its customers. For a majority of the foreign exchange transactions entered with its customers, the Company enters into offsetting foreign exchange contracts with institutional counterparties to mitigate the foreign exchange risk. A majority of these contracts have original maturities of one year or less. As of June 30, 2017 and December 31, 2016, the total notional amounts of the foreign exchange contracts were $1.48 billion and $767.8 million, respectively.  The fair values of the foreign exchange contracts recorded were a $14.7 million asset and a $13.2 million liability as of June 30, 2017. The fair values of the short-term foreign exchange contracts recorded were an $11.9 million asset and an $11.2 million liability as of December 31, 2016.

Credit Risk Participation Agreements — The Company has entered into RPAs under which the Company assumed its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The Company may or may not be a party to the interest rate derivative contract and enters into such RPAs in instances where the Company is a party to the related loan participation agreement with the borrower. The Company will make/receive payments under the RPAs if the borrower defaults on its obligation to perform under the interest rate derivative contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amounts of the RPAs reflect the Company’s pro-rata share of the derivative instrument. As of June 30, 2017, the notional amount and fair value of the RPAs purchased were approximately a $48.2 million and a $2 thousand liability, respectively. As of June 30, 2017, the notional amount and fair value of the RPAs sold were approximately a $21.4 million and a $2 thousand asset, respectively. As of December 31, 2016, the notional amount and fair value of the RPAs purchased were approximately a $48.3 million and a $3 thousand liability, respectively. As of December 31, 2016, the notional amount and fair value of the RPAs sold were approximately a $23.1 million and a $3 thousand asset, respectively. Assuming all underlying borrowers referenced in the interest rate derivative contracts defaulted as of June 30, 2017 and December 31, 2016, the exposures from the RPAs purchased would be $113 thousand and $179 thousand, respectively.  As of June 30, 2017 and December 31, 2016, the weighted average remaining maturities of the outstanding RPAs were 3.3 years and 3.7 years, respectively.

Warrants — The Company obtained warrants to purchase preferred and common stocks of technology and life sciences companies, as part of the loan origination process. As of June 30, 2017, the Company held warrants in four public companies. The fair value of the warrants was a $786 thousand asset as of June 30, 2017.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statements of Income related to derivatives not designated as hedging instruments for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Location in Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Interest rate swaps and options	Derivative fees and other income	$(678)	$(1,920)	$(1,744)	$(2,631)
Foreign exchange contracts	Foreign exchange income	8,378	3,069	14,216	8,277
RPAs	Derivative fees and other income	—	—	1	(11)
Warrants	Ancillary loan fees and other income	786	—	786	—
Net gains		$8,486	$1,149	$13,259	$5,635

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. In the event that East West Bank’s credit rating is downgraded to below investment grade, no additional collateral would be required to be posted, since the liabilities related to such contracts were fully collateralized as of June 30, 2017 and December 31, 2016.

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

($ in thousands)	As of June 30, 2017
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
						Derivative Amount		Collateral Received		Net Amount
Derivatives Assets	$79,764	$57,471	$22,293	$—	$22,293	$(19,734)	(1)	$(2,146)	(2)	$413

	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
						Derivative Amount		Collateral Posted		Net Amount
Derivatives Liabilities	$83,400	$19,130	$64,270	$—	$64,270	$(19,734)	(1)	$(43,891)	(3)	$645

($ in thousands)	As of December 31, 2016
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
						Derivative Amounts		Collateral Received		Net Amount
Derivatives Assets	$83,780	$51,218	$32,562	$—	$32,562	$(20,991)	(1)	$(10,687)	(2)	$884

	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
						Derivative Amounts		Collateral Posted		Net Amount
Derivatives Liabilities	$82,323	$24,097	$58,226	$—	$58,226	$(20,991)	(1)	$(36,349)	(3)	$886

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents cash and securities received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $1.1 million and $8.1 million of cash collateral received as of June 30, 2017 and December 31, 2016, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes approximately $9.6 million and $170 thousand of cash collateral posted as of June 30, 2017 and December 31, 2016, respectively.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to resale and repurchase agreements, refer to Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements for additional information. Refer to Note 4 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements for fair value measurement disclosures on derivatives.

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

The following table presents the composition of the Company’s non-PCI and PCI loans as of June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017			December 31, 2016
	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)
CRE:
Income producing	$8,141,483	$323,547	$8,465,030	$7,667,661	$348,448	$8,016,109
Construction	550,781	—	550,781	551,560	—	551,560
Land	108,795	1,243	110,038	121,276	1,918	123,194
Total CRE	8,801,059	324,790	9,125,849	8,340,497	350,366	8,690,863
C&I:
Commercial business	9,403,575	20,661	9,424,236	8,921,246	38,387	8,959,633
Trade finance	763,113	—	763,113	680,930	—	680,930
Total C&I	10,166,688	20,661	10,187,349	9,602,176	38,387	9,640,563
Residential:
Single-family	3,873,803	127,685	4,001,488	3,370,669	139,110	3,509,779
Multifamily	1,696,978	75,763	1,772,741	1,490,285	95,654	1,585,939
Total residential	5,570,781	203,448	5,774,229	4,860,954	234,764	5,095,718
Consumer	2,106,683	16,556	2,123,239	2,057,067	18,928	2,075,995
Total loans held-for-investment	$26,645,211	$565,455	$27,210,666	$24,860,694	$642,445	$25,503,139
Allowance for loan losses	(276,238)	(78)	(276,316)	(260,402)	(118)	(260,520)
Loans held-for-investment, net	$26,368,973	$565,377	$26,934,350	$24,600,292	$642,327	$25,242,619

(1)	Includes $(9.6) million and $1.2 million as of June 30, 2017 and December 31, 2016, respectively, of net deferred loan fees, unamortized premiums and unaccreted discounts.

(2)	Loans net of ASC 310-30 discount.

CRE loans include income producing real estate, construction and land loans where the interest rates may be fixed, variable or hybrid. Included in CRE loans are owner occupied and non-owner occupied loans where the borrowers rely on income from tenants to service the loan. Commercial business and trade finance in the C&I segment provide financing to businesses in a wide spectrum of industries.

Residential loans are comprised of single-family and multifamily loans. The Company offers first lien mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Company offers a variety of first lien mortgage loan programs, including fixed rate conforming loans and adjustable rate mortgage loans with initial fixed periods of one to seven years, which adjust annually thereafter.

Consumer loans are comprised of home equity lines of credit (“HELOCs”), insurance premium financing loans, credit card and auto loans. As of June 30, 2017 and December 31, 2016, the Company’s HELOCs were the largest component of the consumer loan portfolio, and were secured by one-to-four unit residential properties located in its primary lending areas. The HELOCs loan portfolio is largely comprised of loans originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less at origination. The Company is in a first lien position for many of these reduced documentation HELOCs. These loans have historically experienced low delinquency and default rates.

All loans originated are subject to the Company’s underwriting guidelines and loan origination standards. Management believes that the Company’s underwriting criteria and procedures adequately consider the unique risks associated with these products. The Company conducts a variety of quality control procedures and periodic audits, including the review of lending and legal requirements to ensure that it is in compliance with these requirements.

As of June 30, 2017 and December 31, 2016, loans totaling $17.59 billion and $16.44 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the Federal Reserve Bank and the FHLB.

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

The following tables present the credit risk ratings for non-PCI loans by portfolio segment as of June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
CRE:
Income producing	$8,003,443	$18,859	$119,181	$—	$—	$8,141,483
Construction	521,240	20,548	8,993	—	—	550,781
Land	93,691	—	15,104	—	—	108,795
C&I:
Commercial business	9,049,939	160,656	168,139	24,841	—	9,403,575
Trade finance	728,700	21,176	13,237	—	—	763,113
Residential:
Single-family	3,838,847	10,216	24,740	—	—	3,873,803
Multifamily	1,676,251	—	20,727	—	—	1,696,978
Consumer	2,085,524	6,230	14,929	—	—	2,106,683
Total	$25,997,635	$237,685	$385,050	$24,841	$—	$26,645,211

($ in thousands)	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
CRE:
Income producing	$7,476,804	$29,005	$161,852	$—	$—	$7,667,661
Construction	551,560	—	—	—	—	551,560
Land	107,976	—	13,290	10	—	121,276
C&I:
Commercial business	8,559,674	155,276	201,139	5,157	—	8,921,246
Trade finance	635,027	9,435	36,460	—	8	680,930
Residential:
Single-family	3,341,015	10,179	19,475	—	—	3,370,669
Multifamily	1,462,522	2,268	25,495	—	—	1,490,285
Consumer	2,043,405	6,764	6,898	—	—	2,057,067
Total	$24,177,983	$212,927	$464,609	$5,167	$8	$24,860,694

The following tables present the credit risk ratings for PCI loans by portfolio segment as of June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total PCI Loans
CRE:
Income producing	$272,926	$472	$50,149	$—	$—	$323,547
Land	914	—	329	—	—	1,243
C&I:
Commercial business	17,312	585	2,764	—	—	20,661
Residential:
Single-family	124,216	1,506	1,963	—	—	127,685
Multifamily	69,657	—	6,106	—	—	75,763
Consumer	14,937	369	1,250	—	—	16,556
Total (1)	$499,962	$2,932	$62,561	$—	$—	$565,455

($ in thousands)	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total PCI Loans
CRE:
Income producing	$293,529	$3,239	$51,680	$—	$—	$348,448
Land	1,562	—	356	—	—	1,918
C&I:
Commercial business	33,885	772	3,730	—	—	38,387
Residential:
Single-family	136,245	1,239	1,626	—	—	139,110
Multifamily	86,190	—	9,464	—	—	95,654
Consumer	17,433	316	1,179	—	—	18,928
Total (1)	$568,844	$5,566	$68,035	$—	$—	$642,445

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status. Additionally, non-PCI loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
CRE:
Income producing	$4,192	$1,285	$5,477	$5,438	$20,537	$25,975	$8,110,031	$8,141,483
Construction	—	—	—	—	—	—	550,781	550,781
Land	1,103	—	1,103	21	4,323	4,344	103,348	108,795
C&I:
Commercial business	2,976	9,126	12,102	49,899	37,290	87,189	9,304,284	9,403,575
Trade finance	—	—	—	—	—	—	763,113	763,113
Residential:
Single-family	4,581	3,367	7,948	—	7,624	7,624	3,858,231	3,873,803
Multifamily	3,611	368	3,979	966	1,712	2,678	1,690,321	1,696,978
Consumer	3,747	2,333	6,080	101	2,895	2,996	2,097,607	2,106,683
Total	$20,210	$16,479	$36,689	$56,425	$74,381	$130,806	$26,477,716	$26,645,211

($ in thousands)	December 31, 2016
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
CRE:
Income producing	$6,233	$14,080	$20,313	$14,872	$12,035	$26,907	$7,620,441	$7,667,661
Construction	4,994	—	4,994	—	—	—	546,566	551,560
Land	—	—	—	433	4,893	5,326	115,950	121,276
C&I:
Commercial business	45,052	2,279	47,331	60,511	20,737	81,248	8,792,667	8,921,246
Trade finance	—	—	—	8	—	8	680,922	680,930
Residential:
Single-family	9,595	8,076	17,671	—	4,214	4,214	3,348,784	3,370,669
Multifamily	3,951	374	4,325	2,790	194	2,984	1,482,976	1,490,285
Consumer	3,327	3,228	6,555	165	1,965	2,130	2,048,382	2,057,067
Total	$73,152	$28,037	$101,189	$78,779	$44,038	$122,817	$24,636,688	$24,860,694

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. Please refer to the discussion on PCI loans within this note for additional details on interest income recognition. As of June 30, 2017 and December 31, 2016, PCI loans on nonaccrual status totaled $5.9 million and $11.7 million, respectively.

Loans in Process of Foreclosure

As of June 30, 2017 and December 31, 2016, the Company had $4.8 million and $3.1 million, respectively, of recorded investment in residential and consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions, which were not included in OREO. No foreclosed residential real estate properties were included in total net OREO of $2.2 million as of June 30, 2017. In comparison, foreclosed residential real estate properties with a carrying amount of $401 thousand were included in total net OREO of $6.7 million as of December 31, 2016.

Troubled Debt Restructurings (“TDRs”)

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the Company’s recovery. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered.

The following tables present the additions to non-PCI TDRs for the three and six months ended June 30, 2017 and 2016:

	Loans Modified as TDRs During the Three Months Ended June 30,
($ in thousands)	2017				2016
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	—	$—	$—	$—	2	$2,152	$2,157	$43
Land	—	$—	$—	$—	1	$5,522	$5,279	$—
C&I:
Commercial business	6	$17,039	$15,673	$10,010	1	$75	$81	$12
Residential:
Single-family	—	$—	$—	$—	1	$795	$803	$—
Multifamily	1	$3,655	$3,638	$107	—	$—	$—	$—

	Loans Modified as TDRs During the Six Months Ended June 30,
($ in thousands)	2017				2016
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	1	$1,527	$1,494	$—	3	$15,899	$15,811	$43
Land	—	$—	$—	$—	1	$5,522	$5,279	$—
C&I:
Commercial business	8	$18,189	$17,272	$11,202	5	$21,689	$15,810	$2,618
Trade finance	—	$—	$—	$—	2	$7,901	$9,256	$—
Residential:
Single-family	—	$—	$—	$—	2	$1,071	$1,071	$—
Multifamily	1	$3,655	$3,638	$106	—	$—	$—	$—
Consumer	—	$—	$—	$—	1	$344	$340	$1

(1)	Includes subsequent payments after modification and reflects the balance as of June 30, 2017 and 2016.

(2)	The financial impact includes charge-offs and specific reserves recorded at the modification date.

The following tables present the non-PCI TDR modifications for the three and six months ended June 30, 2017 and 2016 by modification type:

($ in thousands)	Modification Type During the Three Months Ended June 30,
	2017				2016
	Principal (1)	Principal and Interest (2)	Other	Total	Principal (1)	Principal and Interest (2)	Other	Total
CRE	$—	$—	$—	$—	$6,279	$—	$1,157	$7,436
C&I	3,388	12,285	—	15,673	81	—	—	81
Residential	3,638	—	—	3,638	—	803	—	803
Consumer	—	—	—	—	—	—	—	—
Total	$7,026	$12,285	$—	$19,311	$6,360	$803	$1,157	$8,320

($ in thousands)	Modification Type During the Six Months Ended June 30,
	2017				2016
	Principal (1)	Principal and Interest (2)	Other	Total	Principal (1)	Principal and Interest (2)	Other	Total
CRE	$1,494	$—	$—	$1,494	$19,932	$—	$1,158	$21,090
C&I	3,388	13,884	—	17,272	18,559	1,986	4,521	25,066
Residential	3,638	—	—	3,638	268	803	—	1,071
Consumer	—	—	—	—	340	—	—	340
Total	$8,520	$13,884	$—	$22,404	$39,099	$2,789	$5,679	$47,567

(1)	Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Includes principal and interest deferments or reductions.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to have defaulted. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following tables present information for loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three and six months ended June 30, 2017 and 2016, and were still in default at the respective period end:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended June 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Consumer	1	$48	—	$—

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Six Months Ended June 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
C&I:
Commercial business	—	$—	3	$575
Consumer	1	$48	—	$—

The amount of additional funds committed to lend to borrowers whose terms have been modified was $6.8 million and $9.9 million as of June 30, 2017 and December 31, 2016, respectively.

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

The following tables present information on the non-PCI impaired loans as of June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
CRE:
Income producing	$37,672	$33,059	$4,598	$37,657	$702
Land	4,344	4,323	21	4,344	3
C&I:
Commercial business	106,076	69,274	36,779	106,053	15,580
Trade finance	4,615	—	4,538	4,538	305
Residential:
Single-family	16,956	4,161	12,788	16,949	492
Multifamily	12,657	6,135	6,531	12,666	206
Consumer	4,528	1,308	3,225	4,533	5
Total	$186,848	$118,260	$68,480	$186,740	$17,293

($ in thousands)	December 31, 2016
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
CRE:
Income producing	$50,718	$32,507	$14,001	$46,508	$1,263
Land	6,457	5,427	443	5,870	63
C&I:
Commercial business	162,239	78,316	42,137	120,453	10,443
Trade finance	5,227	—	5,166	5,166	34
Residential:
Single-family	15,435	—	14,335	14,335	687
Multifamily	11,181	5,684	4,357	10,041	180
Consumer	4,016	—	3,682	3,682	31
Total	$255,273	$121,934	$84,121	$206,055	$12,701

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
CRE:
Income producing	$37,897	$33	$78,183	$404	$38,116	$80	$79,072	$816
Land	4,414	—	6,747	8	4,584	—	6,912	17
C&I:
Commercial business	109,887	122	100,407	270	115,252	337	100,593	530
Trade finance	3,971	18	12,715	67	4,356	25	13,513	133
Residential:
Single-family	16,985	35	12,735	74	17,038	93	12,818	148
Multifamily	12,720	81	24,858	77	12,771	129	25,067	154
Consumer	4,541	13	1,585	16	4,548	32	1,589	31
Total non-PCI impaired loans	$190,415	$302	$237,230	$916	$196,665	$696	$239,564	$1,829

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal and not as interest income.

Allowance for Credit Losses

The following tables present a summary of activities in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30, 2017
	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$74,888	$137,510	$41,746	$8,863	$263,007	$87	$263,094
(Reversal of) provision for loan losses	(1,413)	10,974	1,563	(444)	10,680	(9)	10,671
Charge-offs	(1)	(5,386)	(1)	(3)	(5,391)	—	(5,391)
Recoveries	511	7,038	371	22	7,942	—	7,942
Net recoveries	510	1,652	370	19	2,551	—	2,551
Ending balance	$73,985	$150,136	$43,679	$8,438	$276,238	$78	$276,316

($ in thousands)	Three Months Ended June 30, 2016
	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$82,538	$134,077	$33,935	$9,360	$259,910	$328	$260,238
(Reversal of) provision for loan losses	(4,439)	15,347	(2,671)	(1,017)	7,220	(71)	7,149
Charge-offs	(139)	(2,214)	—	(3)	(2,356)	—	(2,356)
Recoveries	142	1,217	297	81	1,737	—	1,737
Net recoveries (charge-offs)	3	(997)	297	78	(619)	—	(619)
Ending balance	$78,102	$148,427	$31,561	$8,421	$266,511	$257	$266,768

($ in thousands)	Six Months Ended June 30, 2017
	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$72,804	$142,166	$37,333	$8,099	$260,402	$118	$260,520
Provision for (reversal of) loan losses	226	12,920	5,398	182	18,726	(40)	18,686
Charge-offs	(149)	(12,443)	(1)	(7)	(12,600)	—	(12,600)
Recoveries	1,104	7,493	949	164	9,710	—	9,710
Net recoveries (charge-offs)	955	(4,950)	948	157	(2,890)	—	(2,890)
Ending balance	$73,985	$150,136	$43,679	$8,438	$276,238	$78	$276,316

($ in thousands)	Six Months Ended June 30, 2016
	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$81,191	$134,597	$39,292	$9,520	$264,600	$359	$264,959
(Reversal of) provision for loan losses	(3,133)	20,001	(7,988)	(1,243)	7,637	(102)	7,535
Charge-offs	(195)	(8,074)	(137)	(4)	(8,410)	—	(8,410)
Recoveries	239	1,903	394	148	2,684	—	2,684
Net recoveries (charge-offs)	44	(6,171)	257	144	(5,726)	—	(5,726)
Ending balance	$78,102	$148,427	$31,561	$8,421	$266,511	$257	$266,768

For further information on accounting policies and the methodologies used to estimate the allowance for credit losses and loan charge-offs, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

The following table presents a summary of activities in the allowance for unfunded credit reserves for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$15,174	$21,414	$16,121	$20,360
Provision for (reversal of) unfunded credit reserves	14	(1,096)	(933)	(42)
Ending balance	$15,188	$20,318	$15,188	$20,318

The allowance for unfunded credit reserves is maintained at a level management believes to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The allowance for unfunded credit reserves is included in Accrued expense and other liabilities on the Consolidated Balance Sheets. See Note 11 — Commitments and Contingencies to the Consolidated Financial Statements for additional information related to unfunded credit reserves.

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017
	CRE	C&I	Residential	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$705	$15,885	$698	$5	$17,293
Collectively evaluated for impairment	73,280	134,251	42,981	8,433	258,945
Acquired with deteriorated credit quality	78	—	—	—	78
Ending balance	$74,063	$150,136	$43,679	$8,438	$276,316

Recorded investment in loans
Individually evaluated for impairment	$42,001	$110,591	$29,615	$4,533	$186,740
Collectively evaluated for impairment	8,759,058	10,056,097	5,541,166	2,102,150	26,458,471
Acquired with deteriorated credit quality (1)	324,790	20,661	203,448	16,556	565,455
Ending balance (1)	$9,125,849	$10,187,349	$5,774,229	$2,123,239	$27,210,666

($ in thousands)	December 31, 2016
	CRE	C&I	Residential	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$1,326	$10,477	$867	$31	$12,701
Collectively evaluated for impairment	71,478	131,689	36,466	8,068	247,701
Acquired with deteriorated credit quality	112	1	5	—	118
Ending balance	$72,916	$142,167	$37,338	$8,099	$260,520

Recorded investment in loans
Individually evaluated for impairment	$52,378	$125,619	$24,376	$3,682	$206,055
Collectively evaluated for impairment	8,288,119	9,476,557	4,836,578	2,053,385	24,654,639
Acquired with deteriorated credit quality (1)	350,366	38,387	234,764	18,928	642,445
Ending balance (1)	$8,690,863	$9,640,563	$5,095,718	$2,075,995	$25,503,139

(1)	Loans net of ASC 310-30 discount.

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

The following table presents the changes in accretable yield for PCI loans for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$127,990	$185,991	$136,247	$214,907
Accretion	(11,082)	(16,254)	(21,361)	(38,683)
Changes in expected cash flows	1,717	(2,960)	3,739	(9,447)
Ending balance	$118,625	$166,777	$118,625	$166,777

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

As of June 30, 2017, loans held-for-sale amounted to $11.6 million, which were primarily comprised of C&I loans. In comparison, as of December 31, 2016, loans held-for-sale amounted to $23.1 million, which were primarily comprised of consumer loans. Transfers of loans held-for-investment to loans held-for-sale were $66.0 million and $344.0 million during the three and six months ended June 30, 2017, respectively. These loan transfers were primarily comprised of C&I loans for both periods. In comparison, $267.1 million and $575.8 million of loans held-for-investment were transferred to loans held-for-sale during the same periods in 2016, respectively. These loan transfers were primarily comprised of multifamily residential, C&I and CRE loans for both periods. The Company recorded $117 thousand and $209 thousand in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held-for-sale for the three and six months ended June 30, 2017, respectively. In comparison, the Company recorded $37 thousand and $1.9 million in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held-for-sale for the same periods in 2016, respectively.

During the three months ended June 30, 2017 and 2016, the Company sold $38.3 million and $166.0 million, respectively, in originated loans, resulting in net gains of $1.3 million and $2.8 million, respectively. During the three months ended June 30, 2017, originated loans sold were primarily comprised of C&I and single-family residential loans. In comparison, during the same period in 2016, originated loans sold were primarily comprised of CRE, multifamily residential and C&I loans. During the six months ended June 30, 2017, the Company sold $67.6 million in originated loans, which were primarily comprised of C&I and single-family residential loans, resulting in net gains of $3.1 million. In comparison, during the six months ended June 30, 2016, the Company sold $220.5 million and securitized $201.7 million in originated loans, which were primarily comprised of multifamily residential, CRE and C&I loans, resulting in net gains of $7.1 million. The Company recorded $1.1 million in net gains and $641 thousand in mortgage servicing rights, and retained $160.1 million of the senior tranche of the resulting securities, as a result of the securitization of the $201.7 million of multifamily residential loans.

During the three and six months ended June 30, 2017, the Company purchased $221.5 million and $368.7 million loans, respectively, compared to $541.6 million and $780.9 million during the same periods in 2016, respectively. Purchased loans for the three and six months ended June 30, 2017 were primarily comprised of C&I syndication loans, while purchased loans for the same periods in 2016 were primarily comprised of C&I syndication loans and single-family residential loans. The higher loans purchased for the three and six months ended June 30, 2016, primarily included $250.1 million and $322.5 million, respectively, in single-family residential loans purchased for Community Reinvestment Act purposes.

From time to time, the Company purchases and sells loans in the secondary market. Certain purchased loans were transferred from loans held-for-investment to loans held-for-sale and write-downs to allowance for loan losses were recorded, where appropriate. During the three and six months ended June 30, 2017, the Company sold loans of $50.5 million and $297.1 million, respectively, in the secondary market at net gains of $202 thousand and $1.2 million, respectively. In comparison, the Company sold loans of $79.7 million and $133.6 million, respectively, in the secondary market, resulting in net gains of $69 thousand for each of the three and six months ended June 30, 2016.

For the three months ended June 30, 2017, the Company recorded a reversal of valuation adjustment of $8 thousand in Net gains on sales of loans on the Consolidated Statements of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value. In comparison, no such valuation adjustment was recorded for the same period in 2016. For the six months ended June 30, 2017 and 2016, the Company recorded such valuation adjustments of $61 thousand and $2.4 million, respectively, related to the loans held-for-sale portfolio.

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

Investments in Qualified Affordable Housing Partnerships, Net

The Company records its investments in qualified affordable housing partnerships, net, using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in Income tax expense on the Consolidated Statements of Income.

The following table presents the balances of the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of the periods indicated:

($ in thousands)	June 30, 2017	December 31, 2016
Investments in qualified affordable housing partnerships, net	$169,103	$183,917
Accrued expenses and other liabilities — Unfunded commitments	$51,412	$57,243

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the periods indicated:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tax credits and other tax benefits recognized	$9,566	$8,518	$19,187	$17,970
Amortization expense included in income tax expense	$7,051	$7,345	$14,001	$14,311

Investments in Tax Credit and Other Investments, Net

Investments in tax credit and other investments, net, were $189.4 million and $173.3 million as of June 30, 2017 and December 31, 2016, respectively. The Company is not the primary beneficiary in these partnerships and, therefore, is not required to consolidate its investments in tax credit and other investments on the Consolidated Financial Statements. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company applies either the equity method or cost method of accounting.

Total unfunded commitments for these investments were $110.9 million and $117.0 million as of June 30, 2017 and December 31, 2016, respectively, and were included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Amortization of tax credit and other investments was $27.9 million and $14.0 million for the three months ended June 30, 2017 and 2016, respectively. Amortization of tax credit and other investments was $42.2 million and $28.2 million for the six months ended June 30, 2017 and 2016, respectively.

Note 10 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill of $469.4 million remained unchanged as of June 30, 2017 compared to December 31, 2016. Goodwill is tested for impairment on an annual basis as of December 31st, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s three operating segments, Retail Banking, Commercial Banking, and Other, are equivalent to the Company’s reporting units. For complete discussion and disclosure, see Note 15 — Business Segments to the Consolidated Financial Statements.

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2016 and concluded that there was no goodwill impairment as the fair values of all reporting units exceeded the carrying amounts of goodwill. There were no triggering events during the six months ended June 30, 2017 and therefore, no additional goodwill impairment analysis was performed. No assurance can be given that goodwill will not be written down in future periods. Refer to Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2016 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. There were no impairment write-downs on core deposit intangibles for the six months ended June 30, 2017 and 2016.

The following table presents the gross carrying value of intangible assets and accumulated amortization as of June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017	December 31, 2016
Gross balance	$108,814	$108,814
Accumulated amortization	(84,404)	(80,825)
Net carrying balance	$24,410	$27,989

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the intangible assets was $1.8 million and $2.1 million for the three months ended June 30, 2017 and 2016, respectively, and $3.6 million and $4.2 million for the six months ended June 30, 2017 and 2016, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles:

Year Ended December 31,	Amount ($ in thousands)
Remainder of 2017	$3,356
2018	5,883
2019	4,864
2020	3,846
2021	2,833
Thereafter	3,628
Total	$24,410

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

($ in thousands)	June 30, 2017	December 31, 2016
Loan commitments	$4,719,772	$5,077,869
Commercial letters of credit and SBLCs	$1,748,510	$1,525,613

Loan commitments are agreements to lend to a customer provided that there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As a part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. Total letters of credit of $1.75 billion consisted of commercial letters of credit of $45.8 million and SBLCs of $1.70 billion as of June 30, 2017.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves and amounted to $14.9 million as of June 30, 2017 and $15.7 million as of December 31, 2016. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

Guarantees — The Company has sold or securitized loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to make payments when the loans default. As of June 30, 2017 and December 31, 2016, the unpaid principal balance of total single-family and multifamily residential loans sold or securitized with recourse amounted to $129.4 million and $150.5 million, respectively. The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves and totaled $290 thousand and $373 thousand as of June 30, 2017 and December 31, 2016, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

Litigation — The Company is a party to various legal actions arising in the course of business. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims, and proceedings when a loss contingency is probable and can be reasonably estimated. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s exposure and ultimate losses may be higher, and possibly significantly more than the amounts accrued. In 2016, the Company entered into a settlement agreement to fully resolve and discharge the “F&F, LLC and 618 Investment, Inc. v. East West Bank” litigation and accrued $25.0 million as of December 31, 2016. These amounts were subsequently paid in January 2017.

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements. These commitments are payable on demand. As of June 30, 2017 and December 31, 2016, these commitments were $162.3 million and $174.3 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

Note 12 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stock options, restricted stock awards (“RSAs”), RSUs, stock appreciation rights, stock purchase warrants, phantom stock and dividend equivalents to certain employees and non-employee directors of the Company and its subsidiaries. There were no outstanding stock options and unvested RSAs as of June 30, 2017 and 2016.

RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. RSUs entitle the recipient to receive cash dividends equivalent to any dividends paid on the underlying common stock during the period the RSUs are outstanding. RSU dividends are accrued during the vesting period and are paid at the time of vesting. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals referred to as “Performance-based RSUs.” All RSUs are subject to forfeiture until vested.

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

The following table presents a summary of the total share-based compensation expense and the related net tax benefit associated with the Company’s various employee share-based compensation plans for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock compensation costs	$4,964	$4,635	$10,115	$9,210
Related net tax benefit for stock compensation plans	$49	$19	$4,463	$1,005

Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result of the adoption of this new guidance, all excess tax benefits and deficiencies on share-based payment awards were recognized within Income tax expense on the Consolidated Statements of Income for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, these tax benefits were recorded as increases to Additional paid-in capital on the Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the activity for the Company’s time-based and performance-based RSUs for the six months ended June 30, 2017 based on the target amount of awards:

	Six Months Ended June 30, 2017
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period	1,218,714	$35.92	410,746	$35.27
Granted	336,582	54.47	131,597	56.59
Vested	(284,479)	36.80	(118,044)	36.85
Forfeited	(94,346)	39.86	—	—
Outstanding at end of period	1,176,471	$40.70	424,299	$41.44

As of June 30, 2017, total unrecognized compensation costs related to time-based and performance-based RSUs amounted to $31.0 million and $17.8 million, respectively. These costs are expected to be recognized over a weighted average period of 2.10 years and 2.21 years, respectively.

Note 13 — Stockholders’ Equity and Earnings Per Share

Warrant — The Company acquired MetroCorp Bancshares, Inc., (“MetroCorp”) on January 17, 2014. Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock. Upon the acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant has not been exercised as of June 30, 2017.

EPS — Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for warrants and RSUs outstanding using the treasury stock method. With the adoption of ASU 2016-09 during the first quarter of 2017, the impact of excess tax benefits and deficiencies is no longer included in the calculation of diluted EPS. As a result of applying ASU 2016-09, the Company recorded an income tax benefit of approximately $49 thousand or $0 per common share, and $4.5 million or $0.03 per common share for the three and six months ended June 30, 2017, respectively, related to the vesting of the RSUs. See Note 2 — Current Accounting Developments to the Consolidated Financial Statements for additional information.

The following table presents the EPS calculations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share data)	2017	2016	2017	2016
Basic
Net income	$118,330	$103,284	$288,066	$210,800

Basic weighted average number of shares outstanding	144,485	144,101	144,368	144,029
Basic EPS	$0.82	$0.72	$2.00	$1.46

Diluted
Net income	$118,330	$103,284	$288,066	$210,800

Basic weighted average number of shares outstanding	144,485	144,101	144,368	144,029
Diluted potential common shares (1)	1,255	977	1,406	944
Diluted weighted average number of shares outstanding	145,740	145,078	145,774	144,973
Diluted EPS	$0.81	$0.71	$1.98	$1.45

(1)	Includes dilutive shares from RSUs and warrants for the three and six months ended June 30, 2017 and 2016.

For the three and six months ended June 30, 2017, approximately 2 thousand and 5 thousand weighted average anti-dilutive shares from RSUs, respectively, were excluded from the diluted EPS computation. For the three and six months ended June 30, 2016, approximately 3 thousand and 10 thousand weighted average anti-dilutive shares from RSUs, respectively, were excluded from the diluted EPS computation.

Note 14 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30,
	2017			2016
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Beginning balance	$(25,151)	$(18,367)	$(43,518)	$6,772	$(8,830)	$(2,058)
Net unrealized gains (losses) arising during the period	7,777	3,136	10,913	6,628	(4,638)	1,990
Amounts reclassified from AOCI	(1,576)	—	(1,576)	(1,644)	—	(1,644)
Changes, net of taxes	6,201	3,136	9,337	4,984	(4,638)	346
Ending balance	$(18,950)	$(15,231)	$(34,181)	$11,756	$(13,468)	$(1,712)

($ in thousands)	Six Months Ended June 30,
	2017			2016
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Beginning balance	$(28,772)	$(19,374)	$(48,146)	$(6,144)	$(8,797)	$(14,941)
Net unrealized gains (losses) arising during the period	12,832	4,143	16,975	21,770	(4,671)	17,099
Amounts reclassified from AOCI	(3,010)	—	(3,010)	(3,870)	—	(3,870)
Changes, net of taxes	9,822	4,143	13,965	17,900	(4,671)	13,229
Ending balance	$(18,950)	$(15,231)	$(34,181)	$11,756	$(13,468)	$(1,712)

(1)
Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was Chinese Renminbi and USD, respectively.

The following tables present the components of other comprehensive income, reclassifications to net income and the related tax effects for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30,
	2017			2016
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains arising during the period	$13,420	$(5,643)	$7,777	$11,435	$(4,807)	$6,628
Net realized gains reclassified into net income (1)	(2,720)	1,144	(1,576)	(2,836)	1,192	(1,644)
Net change	10,700	(4,499)	6,201	8,599	(3,615)	4,984

Foreign currency translation adjustments:
Net unrealized gains (losses) arising during period	3,136	—	3,136	(4,638)	—	(4,638)
Net change	3,136	—	3,136	(4,638)	—	(4,638)
Other comprehensive income	$13,836	$(4,499)	$9,337	$3,961	$(3,615)	$346

($ in thousands)	Six Months Ended June 30,
	2017			2016
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains arising during the period	$22,141	$(9,309)	$12,832	$37,565	$(15,795)	$21,770
Net realized gains reclassified into net income (1)	(5,194)	2,184	(3,010)	(6,678)	2,808	(3,870)
Net change	16,947	(7,125)	9,822	30,887	(12,987)	17,900

Foreign currency translation adjustments:
Net unrealized gains (losses) arising during period	4,143	—	4,143	(4,671)	—	(4,671)
Net change	4,143	—	4,143	(4,671)	—	(4,671)
Other comprehensive income	$21,090	$(7,125)	$13,965	$26,216	$(12,987)	$13,229

(1)	For the three and six months ended June 30, 2017 and 2016, the pretax amounts were reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statements of Income.

Note 15 — Business Segments

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company. The Company has identified three operating segments for purposes of management reporting: (1) Retail Banking; (2) Commercial Banking; and (3) Other. These three business segments meet the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incurs expenses; its operating results are regularly reviewed by the Company’s chief operating decision-maker to render decisions about resources to be allocated to the segments and assess its performance; and discrete financial information is available.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes C&I and CRE operations, primarily generates commercial loans and deposits through the bank’s commercial lending offices. Furthermore, the Company’s Commercial Banking segment offers a wide variety of international finance, trade, and cash management services and products. The remaining centralized functions, including treasury activities and eliminations of inter-segment amounts, have been aggregated and included in the “Other” segment, which provides broad administrative support to the two core segments.

Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of certain operating and administrative costs and the provision for credit losses. Net interest income is allocated based on the Company’s internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to the related business segment. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on actual charge-offs for the period as well as average loan balances for each segment during the period. The Company evaluates overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses.

The Company’s internal funds transfer pricing assumptions are intended to promote core deposit growth and to reflect the current risk profiles of various loan categories within the credit portfolio. Internal transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the Company’s process is reflective of current market conditions. The internal transfer pricing process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of the Company’s business segments and product net interest margins.

Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior year periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is deemed not practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Interest income	$88,753	$205,873	$28,149	$322,775
Charge for funds used	(33,139)	(77,750)	(14,516)	(125,405)
Interest spread on funds used	55,614	128,123	13,633	197,370
Interest expense	(18,378)	(5,183)	(9,123)	(32,684)
Credit on funds provided	106,094	12,624	6,687	125,405
Interest spread on funds provided (used)	87,716	7,441	(2,436)	92,721
Net interest income before provision for credit losses	$143,330	$135,564	$11,197	$290,091
(Reversal of) provision for credit losses	$(664)	$11,349	$—	$10,685
Depreciation, amortization and (accretion), net	$996	$(5,686)	$42,378	$37,688
Segment income before income taxes	$63,360	$92,699	$1,626	$157,685
As of June 30, 2017:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$8,438,706	$20,456,579	$7,022,332	$35,917,617

($ in thousands)	Three Months Ended June 30, 2016
	Retail Banking	Commercial Banking	Other	Total
Interest income	$78,635	$177,426	$22,804	$278,865
Charge for funds used	(23,798)	(52,681)	(6,770)	(83,249)
Interest spread on funds used	54,837	124,745	16,034	195,616
Interest expense	(14,672)	(4,240)	(6,369)	(25,281)
Credit on funds provided	69,778	8,472	4,999	83,249
Interest spread on funds provided (used)	55,106	4,232	(1,370)	57,968
Net interest income before provision for credit losses	$109,943	$128,977	$14,664	$253,584
Provision for credit losses	$2,445	$3,608	$—	$6,053
(Accretion), depreciation and amortization, net	$(546)	$(9,267)	$22,287	$12,474
Segment income before income taxes	$36,264	$95,179	$11,473	$142,916
As of June 30, 2016:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$7,437,534	$18,196,664	$7,318,014	$32,952,212

($ in thousands)	Six Months Ended June 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Interest income	$169,777	$398,292	$57,375	$625,444
Charge for funds used	(60,877)	(142,259)	(42,684)	(245,820)
Interest spread on funds used	108,900	256,033	14,691	379,624
Interest expense	(34,560)	(10,282)	(18,389)	(63,231)
Credit on funds provided	208,640	24,666	12,514	245,820
Interest spread on funds provided (used)	174,080	14,384	(5,875)	182,589
Net interest income before provision for credit losses	$282,980	$270,417	$8,816	$562,213
(Reversal of) provision for credit losses	$(286)	$18,039	$—	$17,753
Depreciation, amortization and (accretion), net	$3,340	$(9,160)	$71,638	$65,818
Segment income before income taxes	$136,047	$185,170	$64,472	$385,689
As of June 30, 2017:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$8,438,706	$20,456,579	$7,022,332	$35,917,617

($ in thousands)	Six Months Ended June 30, 2016
	Retail Banking	Commercial Banking	Other	Total
Interest income	$156,006	$354,508	$44,523	$555,037
Charge for funds used	(46,450)	(106,472)	(18,607)	(171,529)
Interest spread on funds used	109,556	248,036	25,916	383,508
Interest expense	(29,278)	(8,266)	(11,705)	(49,249)
Credit on funds provided	142,209	18,449	10,871	171,529
Interest spread on funds provided (used)	112,931	10,183	(834)	122,280
Net interest income before provision for credit losses	$222,487	$258,219	$25,082	$505,788
Provision for credit losses	$863	$6,630	$—	$7,493
(Accretion), depreciation and amortization, net	$(503)	$(20,040)	$45,775	$25,232
Segment income before income taxes	$82,209	$188,008	$17,370	$287,587
As of June 30, 2016:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$7,437,534	$18,196,664	$7,318,014	$32,952,212

Note 16 — Subsequent Events

On July 19, 2017, the Company’s Board of Directors declared third quarter 2017 cash dividends for the Company’s common stock. The common stock cash dividend of $0.20 is payable on August 15, 2017 to stockholders of record as of August 1, 2017.

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

Overview

The Company’s vision is to serve as the financial bridge between the United States (“U.S.”) and Greater China. The Company’s primary strategy to achieve this vision is to expand the Company’s global network of contacts and resources to better meet its customers’ diverse financial needs in and between the world’s two largest markets. With over 130 locations in the U.S. and Greater China and a full range of cross-border products and services, the Company continues to seek attractive opportunities for growth in pursuing the cross-border business banking strategy.

Financial Highlights

The Company delivered strong financial performance in the second quarter of 2017, which illustrated the key strengths of the Bank: consistent loan and deposit growth, favorable asset sensitivity and disciplined expense management. It is the Company’s priority to focus on strengthening its risk management infrastructure, compliance, and the Bank Secrecy Act (“BSA”)/Anti-Money Laundering (“AML”) programs in order to meet increasing regulatory expectations, while still providing strong returns to stockholders.

Noteworthy items on the Company’s performance included:

•
Net income totaled $118.3 million for the three months ended June 30, 2017, which reflected an increase of $15.0 million or 15%, from $103.3 million for the same period in 2016. Net income totaled $288.1 million for the six months ended June 30, 2017, which reflected an increase of $77.3 million or 37%, from $210.8 million for the same period in 2016. This increase for the six months ended June 30, 2017 was primarily due to a $41.5 million net after-tax gain recognized from the sale of a commercial property in San Francisco, California during the first quarter of 2017, and higher net interest income.

•
Diluted earnings per share (“EPS”) was $0.81 and $0.71 for the three months ended June 30, 2017 and 2016, respectively, which reflected an increase of $0.10 or 14% from the prior year period. Diluted EPS was $1.98 and $1.45 for the six months ended June 30, 2017 and 2016, respectively, which reflected an increase of $0.53 or 37% from the prior year period. The six months ended June 30, 2017 diluted EPS impact from the sale of the commercial property was $0.28, net of tax.

•
Revenue, the sum of net interest income before provision for credit losses and noninterest income, increased $39.6 million or 13% to $337.5 million for the three months ended June 30, 2017, compared to the same period in 2016, and $135.1 million or 23% to $725.6 million for the six months ended June 30, 2017, compared to the same period in 2016.

•
Noninterest expense increased $20.2 million or 14% to $169.1 million for the three months ended June 30, 2017, compared to the same period in 2016. For the six months ended June 30, 2017, noninterest expense increased $26.7 million or 9% to $322.2 million, compared to the same period in 2016.

•	The Company’s effective tax rate for the three and six months ended June 30, 2017 was 25.0% and 25.3%, respectively, compared to 27.7% and 26.7% for the same periods in 2016, respectively.

•
Return on average equity increased 34 and 314 basis points to 13.05% and 16.29% for the three and six months ended June 30, 2017, respectively, compared to 12.71% and 13.15% for the same periods in 2016, respectively. Return on average assets increased nine and 36 basis points to 1.36% and 1.66% for the three and six months ended June 30, 2017, respectively, compared to 1.27% and 1.30% for the same periods in 2016, respectively.

The Company experienced growth of $1.13 billion or 3% in total assets as of June 30, 2017 compared to December 31, 2016. This growth was largely attributable to loan growth and higher cash and cash equivalents, partially offset by decreases in securities purchased under resale agreements (“resale agreements”) and available-for-sale investment securities.

Gross loans held-for-investment increased $1.71 billion or 7% to $27.21 billion as of June 30, 2017, compared to $25.50 billion as of December 31, 2016, while the allowance for loan losses to loans held-for-investment ratio of 1.02% remained unchanged as of June 30, 2017, compared to December 31, 2016. The overall loan growth was primarily supported by solid deposit growth during the six months ended June 30, 2017. Deposits increased $1.26 billion or 4% to $31.15 billion as of June 30, 2017, compared to $29.89 billion as of December 31, 2016, consisting of an $805.3 million or 3% increase in core deposits and a $458.0 million or 8% increase in time deposits. Core deposits comprised 81% of total deposits as of each of June 30, 2017 and December 31, 2016.

From a capital management perspective, the Company continued to maintain a strong capital position with its Common Equity Tier 1 (“CET1”) capital ratio at 11.3% as of June 30, 2017, compared to 10.9% as of December 31, 2016. The total risk-based capital ratio was 12.8% and 12.4% as of June 30, 2017 and December 31, 2016, respectively. The Tier I leverage capital ratio was 9.3% as of June 30, 2017, compared to 8.7% as of December 31, 2016. Book value per common share increased 7% to $25.40 as of June 30, 2017, compared to $23.78 as of December 31, 2016.

Results of Operations

Components of Net Income

($ in thousands, except per share data)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Basis Point (“bp”) Change	2017	2016	BP Change
Interest and dividend income	$322,775	$278,865	16%	$625,444	$555,037	13%
Interest expense	32,684	25,281	29	63,231	49,249	28
Net interest income before provision for credit losses	290,091	253,584	14	562,213	505,788	11
Provision for credit losses	10,685	6,053	77	17,753	7,493	137
Noninterest income	47,400	44,264	7	163,423	84,777	93
Noninterest expense	169,121	148,879	14	322,194	295,485	9
Income tax expense	39,355	39,632	(1)	97,623	76,787	27
Net income	$118,330	$103,284	15	$288,066	$210,800	37
Diluted EPS	$0.81	$0.71	14%	$1.98	$1.45	37%
Annualized return on average assets	1.36%	1.27%	9 bps	1.66%	1.30%	36 bps
Annualized return on average equity	13.05%	12.71%	34 bps	16.29%	13.15%	314 bps

Net income increased $15.0 million or 15% to $118.3 million for the three months ended June 30, 2017, from $103.3 million for the same period in 2016. Diluted EPS was $0.81 for the three months ended June 30, 2017, an increase of $0.10 or 14% from the prior year period. Net income increased $77.3 million or 37% to $288.1 million for the six months ended June 30, 2017, from $210.8 million for the same period in 2016. Diluted EPS was $1.98 for the six months ended June 30, 2017, an increase of $0.53 or 37% from the prior year period. As discussed in Note 3 — Disposition of Commercial Property to the Consolidated Financial Statements, the Company completed the sale and leaseback of a commercial property, which resulted in the after-tax net gain of $41.5 million during the first quarter of 2017. Excluding the net gain on the sale of the commercial property during the six months ended June 30, 2017, non-Generally Accepted Accounting Principles (“non-GAAP”) net income of $246.5 million and non-GAAP diluted EPS of $1.70 increased $35.7 million and $0.25 per share, respectively, from the prior year period (see reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures”). The earnings performance during the three and six months ended June 30, 2017 reflected the Company’s continued focus on prudent growth, effort in maintaining operating expense discipline and execution of its business strategy.

Revenue, the sum of net interest income before provision for credit losses and noninterest income, was $337.5 million for the three months ended June 30, 2017. Revenue increased $39.6 million or 13% from $297.8 million for the same period in 2016. This increase was primarily due to a $36.5 million increase in net interest income, primarily reflecting the growth in the loan portfolio and the positive impact of the recent short-term interest rate increases. Revenue was $725.6 million for the six months ended June 30, 2017. Revenue increased $135.1 million or 23% from $590.6 million for the same period in 2016. This increase was due to a $78.6 million increase in noninterest income, primarily due to the $71.7 million of pre-tax gain recognized from the sale of the commercial property during the first quarter of 2017; and a $56.4 million increase in net interest income, reflecting the growth in the loan portfolio and the positive impact of the recent short-term interest rate increases.

Noninterest expense was $169.1 million for the three months ended June 30, 2017, an increase of $20.2 million or 14% from $148.9 million for the same period in 2016. This increase was largely driven by higher amortization expense of tax credit and other investments and compensation and employee benefits. Noninterest expense was $322.2 million for the six months ended June 30, 2017, an increase of $26.7 million or 9% from $295.5 million for the same period in 2016. This increase was largely driven by higher compensation and employee benefits and amortization expense of tax credit and other investments, partially offset by lower consulting expense.

Strong returns on average assets and average equity during the three and six months ended June 30, 2017 reflected the Company’s ability to achieve higher profitability while expanding the loan and deposit base. The return on average assets increased nine basis points to 1.36% while the return on average equity increased 34 basis points to 13.05% for the three months ended June 30, 2017. The return on average assets increased 36 basis points to 1.66% while the return on average equity increased 314 basis points to 16.29% for the six months ended June 30, 2017. Excluding the impact of the gain on the sale of the commercial property that was recognized in the first quarter of 2017, non-GAAP return on average assets was 1.42% for the six months ended June 30, 2017, a 12 basis point increase from the prior year period. Excluding the impact of the gain on the sale of the commercial property, non-GAAP return on average equity was 13.94% for the six months ended June 30, 2017, a 79 basis point increase from the prior year period. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures”.)

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

The Company believes these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding its performance. Management believes that excluding the non-recurring after-tax effect of the gain on sale of the commercial property from net income, diluted EPS, and returns on average assets and average equity, will make it easier to analyze the results by presenting them on a more comparable basis. However, note that these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table presents a reconciliation of GAAP to non-GAAP financial measures for the six months ended June 30, 2017 and 2016:

		Six Months Ended June 30,
($ and shares in thousands, except per share data)		2017	2016
Net income	(a)	$288,066	$210,800
Less: Gain on sale of the commercial property, net of tax (1)	(b)	(41,526)	—
Non-GAAP net income	(c)	$246,540	$210,800

Diluted weighted average number of shares outstanding	(d)	145,774	144,973

Diluted EPS	(a)/(d)	$1.98	$1.45
Diluted EPS impact of the gain on sale of the commercial property, net of tax	(b)/(d)	(0.28)	—
Non-GAAP diluted EPS	(c)/(d)	$1.70	$1.45

Average total assets	(e)	$34,961,668	$32,539,060
Average stockholders’ equity	(f)	$3,565,944	$3,224,652
Return on average assets (2)	(a)/(e)	1.66%	1.30%
Non-GAAP return on average assets (2)	(c)/(e)	1.42%	1.30%
Return on average equity (2)	(a)/(f)	16.29%	13.15%
Non-GAAP return on average equity (2)	(c)/(f)	13.94%	13.15%

(1)	Applied statutory tax rate of 42.05%.

(2)	Annualized.

A discussion of net interest income, noninterest income, noninterest expense, income taxes and operating segment results are presented below.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities, resale agreements and other interest-earning assets less interest expense on customer deposits, securities sold under repurchase agreements (“repurchase agreements”), borrowings and other interest-bearing liabilities. Net interest margin is calculated by dividing the annualized net interest income by average interest-earning assets. Net interest income and net interest margin are affected by several factors, including changes in average balances and composition of interest-earning assets and funding sources, market interest rate fluctuations and slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, volume of noninterest-bearing sources of funds, and asset quality.

Net interest income for the three months ended June 30, 2017 was $290.1 million, an increase of $36.5 million or 14% compared to $253.6 million for the same period in 2016. Net interest income for the six months ended June 30, 2017 was $562.2 million, an increase of $56.4 million or 11% compared to $505.8 million for the same period in 2016. The notable increases in net interest income for both the three and six months ended June 30, 2017, compared to the same periods in 2016, were primarily due to increased interest income resulting from the loan growth and higher yields from interest-earning assets except for restricted equity securities. These increases were partially offset by 11 and 10 basis point increases in the cost of interest-bearing deposits for the three and six months ended June 30, 2017, respectively. The cost of interest-bearing deposits was 0.54% and 0.52% for the three and six months ended June 30, 2017, respectively.

For the three and six months ended June 30, 2017, net interest margin was 3.49% and 3.41%, respectively, compared to 3.31% for both periods in 2016. The increases in net interest margin for the three and six months ended June 30, 2017 were due to higher yields from interest-earning assets (primarily due to an increase in loan yields for the three months ended June 30, 2017, and increases in yields of investment securities and loans for the six months ended June 30, 2017), except for restricted equity securities, as a result of the recent interest rate increases. The higher loan yields for both periods were partially offset by lower accretion income from the purchased credit impaired (“PCI”) loans accounted for under Accounting Standard Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). During the three and six months ended June 30, 2017, total accretion income from loans accounted for under ASC 310-30 was $6.3 million and $9.5 million, respectively, compared to $13.3 million and $26.7 million for the same periods in 2016, respectively.

For the three months ended June 30, 2017, average interest-earning assets increased $2.52 billion or 8% to $33.30 billion from $30.78 billion for the same period in 2016. This increase was primarily due to increases of $2.81 billion or 12% in loans’ average balances to $26.70 billion and $531.4 million or 32% in interest-bearing cash and deposits with banks’ average balances, partially offset by decreases of $463.2 million or 25% in resale agreements’ average balances and $366.3 million or 11% in investment securities’ average balances. For the six months ended June 30, 2017, average interest-earning assets increased $2.51 billion or 8% to $33.20 billion from $30.69 billion for the same period in 2016. This increase was primarily due to a $2.55 billion or 11% increase in loans’ average balances to $26.40 billion for the six months ended June 30, 2017, partially offset by a $186.4 million or 6% decrease in investment securities’ average balances.

Customer deposits are an important source of funding and affect both net interest income and net interest margin. Deposits are comprised of noninterest-bearing demand, interest-bearing checking, money market, savings and time deposits. Average deposits increased $2.12 billion or 8% to $30.20 billion for the three months ended June 30, 2017, compared to $28.08 billion for the same period in 2016. The ratio of average noninterest-bearing demand deposits to total deposits increased to 34% for the three months ended June 30, 2017, from 33% for the three months ended June 30, 2016. Average deposits increased $2.01 billion or 7% to $29.96 billion for the six months ended June 30, 2017, compared to $27.95 billion for the same period in 2016. The ratio of average noninterest-bearing demand deposits to total deposits increased to 34% for the six months ended June 30, 2017, from 32% for the six months ended June 30, 2016. The average loans to deposits ratio was 88% for each of the three and six months ended June 30, 2017, compared to 85% for each of the same periods in 2016. In addition, cost of funds increased seven basis points to 0.42% for the three months ended June 30, 2017 from 0.35% for the same period in 2016. Cost of funds increased seven basis points to 0.41% for the six months ended June 30, 2017 from 0.34% for the same period in 2016.

The Company utilizes various tools to manage interest rate risk. Refer to the “Interest Rate Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Asset Liability and Market Risk Management for details.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the three months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30,
	2017				2016
	Average Balance	Interest		Average Yield/ Rate(1)	Average Balance	Interest		Average Yield/ Rate(1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,191,730	$7,552		1.38%	$1,660,312	$3,112		0.75%
Resale agreements (2)	1,369,231	7,853		2.30%	1,832,417	7,968		1.75%
Investment securities (3)(4)	2,962,201	13,861		1.88%	3,328,548	12,852		1.55%
Loans (5)	26,698,787	293,039	(6)	4.40%	23,888,867	254,331	(6)	4.28%
Restricted equity securities	73,063	470		2.58%	73,301	602		3.30%
Total interest-earning assets	33,295,012	322,775		3.89%	30,783,445	278,865		3.64%
Noninterest-earning assets:
Cash and due from banks	386,213				337,348
Allowance for loan losses	(264,869)				(261,256)
Other assets	1,578,579				1,731,861
Total assets	$34,994,935				$32,591,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$3,872,347	$4,183		0.43%	$3,423,831	$2,979		0.35%
Money market deposits	7,964,286	10,145		0.51%	7,582,827	6,329		0.34%
Savings deposits	2,295,299	1,386		0.24%	2,035,209	1,038		0.21%
Time deposits	5,871,236	11,331		0.77%	5,899,503	10,016		0.68%
Federal funds purchased and other short-term borrowings	37,609	252		2.69%	24,143	169		2.82%
Federal Home Loan Bank (“FHLB”) advances	322,410	1,761		2.19%	320,199	1,292		1.62%
Repurchase agreements (2)	117,582	2,273		7.75%	200,000	2,196		4.42%
Long-term debt	181,355	1,353		2.99%	201,082	1,262		2.52%
Total interest-bearing liabilities	20,662,124	32,684		0.63%	19,686,794	25,281		0.52%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	10,195,755				9,135,008
Accrued expenses and other liabilities	499,361				501,660
Stockholders’ equity	3,637,695				3,267,936
Total liabilities and stockholders’ equity	$34,994,935				$32,591,398
Interest rate spread				3.26%				3.12%
Net interest income and net interest margin		$290,091		3.49%		$253,584		3.31%

(1)	Annualized.

(2)	Average balances of resale and repurchase agreements are reported net, pursuant to ASC 210-20-45, Balance Sheet Offsetting.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of net premiums on investment securities of $5.5 million and $5.8 million for the three months ended June 30, 2017 and 2016, respectively.

(5)	Average balance includes nonperforming loans.

(6)
Interest income on loans includes net deferred loan fees, accretion of ASC 310-30 discounts and amortization of premiums, which totaled $9.0 million and $14.8 million for the three months ended June 30, 2017 and 2016, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rates by asset and liability component for the six months ended June 30, 2017 and 2016:

($ in thousands)	Six Months Ended June 30,
	2017				2016
	Average Balance	Interest		Average Yield/ Rate(1)	Average Balance	Interest		Average Yield/ Rate(1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$1,935,455	$12,668		1.32%	$1,856,550	$7,077		0.77%
Resale agreements (2)	1,681,492	17,321		2.08%	1,605,769	14,645		1.83%
Investment securities (3)(4)	3,110,280	29,108		1.89%	3,296,674	24,045		1.47%
Loans (5)	26,403,545	565,100	(6)	4.32%	23,854,070	507,873	(6)	4.28%
Restricted equity securities	73,857	1,247		3.40%	77,891	1,397		3.61%
Total interest-earning assets	33,204,629	625,444		3.80%	30,690,954	555,037		3.64%
Noninterest-earning assets:
Cash and due from banks	387,306				347,531
Allowance for loan losses	(264,415)				(262,736)
Other assets	1,634,148				1,763,311
Total assets	$34,961,668				$32,539,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$3,736,334	$7,770		0.42%	$3,391,665	$5,805		0.34%
Money market deposits	7,953,618	18,581		0.47%	7,504,312	12,632		0.34%
Saving deposits	2,289,739	2,715		0.24%	1,998,311	2,047		0.21%
Time deposits	5,821,587	21,651		0.75%	6,100,827	19,175		0.63%
Federal funds purchased and other short-term borrowings	46,420	665		2.89%	12,937	178		2.77%
FHLB advances	460,804	3,791		1.66%	441,344	2,792		1.27%
Repurchase agreements (2)	231,492	5,416		4.72%	173,626	4,122		4.77%
Long-term debt	183,810	2,642		2.90%	203,531	2,498		2.47%
Total interest-bearing liabilities	20,723,804	63,231		0.62%	19,826,553	49,249		0.50%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	10,154,195				8,952,380
Accrued expenses and other liabilities	517,725				535,475
Stockholders’ equity	3,565,944				3,224,652
Total liabilities and stockholders’ equity	$34,961,668				$32,539,060
Interest rate spread				3.18%				3.14%
Net interest income and net interest margin		$562,213		3.41%		$505,788		3.31%

(1)	Annualized.

(2)	Average balances of resale and repurchase agreements are reported net, pursuant to ASC 210-20-45, Balance Sheet Offsetting.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of net premiums on investment securities of $11.1 million and $12.8 million for the six months ended June 30, 2017 and 2016, respectively.

(5)	Average balance includes nonperforming loans.

(6)
Interest income on loans includes net deferred loan fees, accretion of ASC 310-30 discounts and amortization of premiums, which totaled $14.6 million and $31.2 million for the six months ended June 30, 2017 and 2016, respectively.

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

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2017 vs. 2016			2017 vs. 2016
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,440	$1,232	$3,208	$5,591	$311	$5,280
Resale agreements	(115)	(2,293)	2,178	2,676	702	1,974
Investment securities	1,009	(1,508)	2,517	5,063	(1,431)	6,494
Loans	38,708	31,241	7,467	57,227	53,226	4,001
Restricted equity securities	(132)	(2)	(130)	(150)	(72)	(78)
Total interest and dividend income	$43,910	$28,670	$15,240	$70,407	$52,736	$17,671
Interest-bearing liabilities:
Checking deposits	$1,204	$427	$777	$1,965	$624	$1,341
Money market deposits	3,816	335	3,481	5,949	789	5,160
Savings deposits	348	144	204	668	318	350
Time deposits	1,315	(47)	1,362	2,476	(918)	3,394
Federal funds purchased and other short-term borrowings	83	91	(8)	487	479	8
FHLB advances	469	9	460	999	127	872
Repurchase agreements	77	(1,147)	1,224	1,294	1,343	(49)
Long-term debt	91	(131)	222	144	(259)	403
Total interest expense	$7,403	$(319)	$7,722	$13,982	$2,503	$11,479
Change in net interest income	$36,507	$28,989	$7,518	$56,425	$50,233	$6,192

Noninterest Income

Noninterest income increased $3.1 million or 7% to $47.4 million for the three months ended June 30, 2017, compared to $44.3 million for the same period in 2016. This increase was primarily due to a $2.4 million increase in derivative fees and other income and a $1.6 million increase in ancillary loan fees and other income, partially offset by a $1.2 million decrease in net gains on sales of fixed assets. Noninterest income increased $78.6 million or 93% to $163.4 million for the six months ended June 30, 2017, compared to $84.8 million for the same period in 2016. This increase was comprised of a $70.6 million increase in net gains on sales of fixed assets, a $3.0 million increase in ancillary loan fees and other income, a $2.6 million increase in letters of credit fees and foreign exchange income and a $2.3 million increase in derivative fees and other income. Noninterest income represented 14% and 23% of revenue (the sum of net interest income before provision for credit losses and noninterest income) for the three and six months ended June 30, 2017, respectively, compared to 15% and 14% for the same periods in 2016, respectively.

The following table presents the components of noninterest income for the periods indicated:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Branch fees	$10,700	$10,353	3%	$20,996	$20,575	2%
Letters of credit fees and foreign exchange income	11,986	10,943	10	23,055	20,496	12
Ancillary loan fees and other income	5,907	4,285	38	10,889	7,862	39
Wealth management fees	3,537	2,778	27	8,067	5,829	38
Derivative fees and other income	3,765	1,444	161	6,271	3,987	57
Net gains on sales of loans	1,546	2,882	(46)	4,300	4,809	(11)
Net gains on sales of available-for-sale investment securities	2,720	2,836	(4)	5,194	6,678	(22)
Net gains on sales of fixed assets	1,042	2,241	(54)	73,049	2,430	NM
Other fees and operating income	6,197	6,502	(5)	11,602	12,111	(4)
Total noninterest income	$47,400	$44,264	7%	$163,423	$84,777	93%

NM Not Meaningful.

The following discussion provides the composition of the major changes in noninterest income and the factors contributing to the changes.

Net gains on sale of fixed assets decreased $1.2 million or 54% to $1.0 million for the three months ended June 30, 2017, compared to $2.2 million for the same period in 2016. The net gains on sales of fixed assets increased $70.6 million to $73.0 million for the six months ended June 30, 2017, compared to $2.4 million for the same period in 2016. This was primarily due to the $71.7 million of pre-tax gain recognized from the sale of the commercial property in California during the first quarter of 2017. In the first quarter of 2017, East West Bank completed the sale and leaseback of the commercial property in California for a sale price of $120.6 million and entered into a lease agreement for part of the property, including a retail branch and office facilities. The total pre-tax profit from the sale was $85.4 million with approximately $71.7 million recognized in the first quarter of 2017, and $13.7 million was deferred and will be recognized over the term of the lease agreement.

Ancillary loan fees and other income increased $1.6 million or 38% to $5.9 million for the three months ended June 30, 2017 from $4.3 million for the same period in 2016, and increased $3.0 million or 39% to $10.9 million for the six months ended June 30, 2017 from $7.9 million for the same period in 2016. The increases for the three and six months ended June 30, 2017 were primarily attributable to the increases in unused commitment fees for both periods and the fair value changes recognized on the warrants recorded beginning in the second quarter of 2017.

Derivative fees and other income increased $2.4 million or 161% to $3.8 million for the three months ended June 30, 2017 from $1.4 million for the same period in 2016, and increased $2.3 million or 57% to $6.3 million for the six months ended June 30, 2017 from $4.0 million for the same period in 2016. The increases for the three and six months ended June 30, 2017 were mainly due to increases in interest rate swap income resulting from higher volume and favorable mark-to-market valuation of the interest rate swaps.

Letters of credit fees and foreign exchange income increased $1.0 million or 10% to $12.0 million for the three months ended June 30, 2017 from $11.0 million for the same period in 2016, and increased $2.6 million or 12% to $23.1 million for the six months ended June 30, 2017 from $20.5 million for the same period in 2016. These increases were primarily due to an increase in trade finance fees.

Noninterest Expense

Noninterest expense totaled $169.1 million for the three months ended June 30, 2017, an increase of $20.2 million or 14%, compared to $148.9 million for the same period in 2016. This increase was primarily due to a $13.9 million increase in amortization of tax credit and other investments and a $7.4 million increase in compensation and employee benefits. Noninterest expense totaled $322.2 million for the six months ended June 30, 2017, an increase of $26.7 million or 9%, compared to $295.5 million for the same period in 2016. This increase was primarily due to a $20.2 million increase in compensation and employee benefits and a $14.1 million increase in amortization of tax credit and other investments, partially offset by a $7.7 million decrease in consulting expense.

The following table presents the various components of noninterest expense for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2017	2016	% Change	2017	2016	% Change
Compensation and employee benefits	$80,744	$73,287	10%	$165,347	$145,124	14%
Occupancy and equipment expense	15,554	15,748	(1)	31,194	30,163	3
Deposit insurance premiums and regulatory assessments	5,779	5,473	6	11,708	10,891	8
Legal expense	2,552	4,346	(41)	5,614	7,353	(24)
Data processing	3,058	3,295	(7)	6,005	5,983	—
Consulting expense	4,769	5,981	(20)	6,688	14,433	(54)
Deposit related expenses	2,505	2,273	10	4,870	4,593	6
Computer software expense	5,462	3,194	71	9,430	5,936	59
Other operating expense	19,064	19,226	(1)	35,527	38,694	(8)
Amortization of tax credit and other investments	27,872	14,006	99	42,232	28,161	50
Amortization of core deposit intangibles	1,762	2,050	(14)	3,579	4,154	(14)
Total noninterest expense	$169,121	$148,879	14%	$322,194	$295,485	9%

The following provides a discussion of the major changes in noninterest expense and the factors contributing to the changes.

Compensation and employee benefits increased $7.4 million or 10% to $80.7 million for the three months ended June 30, 2017, compared to $73.3 million for the same period in 2016, and increased $20.2 million or 14% to $165.3 million for the six months ended June 30, 2017, compared to $145.1 million for the same period in 2016. The increases for the three and six months ended June 30, 2017 were primarily attributable to an increase in headcount to support the Company’s growing business and risk management and compliance requirements, as well as additional severance expenses.

Amortization of tax credit and other investments increased $13.9 million or 99% to $27.9 million for the three months ended June 30, 2017, compared to $14.0 million for the same period in 2016, and increased $14.0 million or 50% to $42.2 million for the six months ended June 30, 2017, compared to $28.2 million for the same period in 2016. The increases for both periods were primarily due to additional tax credit investments placed in service for the three and six months ended June 30, 2017.

Consulting expense decreased $1.2 million or 20% to $4.8 million for the three months ended June 30, 2017, compared to $6.0 million for the same period in 2016, and decreased $7.7 million or 54% to $6.7 million for the six months ended June 30, 2017, compared to $14.4 million for the same period in 2016. The decreases for both periods were primarily attributable to a decline in BSA and AML related consulting expense.

Income Taxes

Income tax expense was $39.4 million and $97.6 million for the three and six months ended June 30, 2017, respectively, compared to $39.6 million and $76.8 million for the same periods in 2016, respectively. The effective tax rate was 25.0% and 25.3% for the three and six months ended June 30, 2017, respectively, compared to 27.7% and 26.7% for the same periods in 2016, respectively. The lower effective tax rates for the three and six months ended June 30, 2017, compared to the same periods in 2016, were mainly attributable to additional tax credit investments entered into during the three and six months ended June 30, 2017. Included in the income tax expense recognized for the three and six months ended June 30, 2017 were $34.7 million and $66.4 million, respectively, of tax credits generated mainly from investments in affordable housing partnerships and historic rehabilitation and renewable energy projects, compared to tax credits of $26.1 million and $50.4 million for the same periods in 2016, respectively. In addition, the effective tax rates for the three and six months ended June 30, 2017 were further reduced by the adoption of ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, beginning January 1, 2017. As a result of the adoption of this ASU, net excess tax benefits for restricted stock units (“RSUs”) of approximately $49 thousand and $4.5 million, respectively, were recognized in Income tax expense on the Consolidated Statements of Income during the three and six months ended June 30, 2017, which contributed to the lower effective tax rates in these periods.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include the Company’s ability to generate future taxable income, implement tax-planning strategies, and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized and settled. As of June 30, 2017 and December 31, 2016, the Company had net deferred tax assets of $122.4 million and $129.7 million, respectively.

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

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial and industrial (“C&I”) and commercial real estate (“CRE”) operations, primarily generates commercial loans and deposits through domestic commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia, and foreign commercial lending offices located in China and Hong Kong. Furthermore, the Commercial Banking segment offers a wide variety of international finance, trade, and cash management services and products. The remaining centralized functions, including the treasury activities of the Company and eliminations of inter-segment amounts have been aggregated and included in the “Other” segment, which provides broad administrative support to the two core segments.

Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability when there are changes in management structure or reporting methodologies, unless it is deemed not practicable to do so.

The Company’s internal transfer pricing process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments and product net interest margins. The Company’s internal transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

Note 15 — Business Segments to the Consolidated Financial Statements describes the Company’s segment reporting methodology, as well as the business activities of each business segment and presents financial results of these business segments for the three and six months ended June 30, 2017 and 2016.

The following tables present the selected segment information for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$143,330	$135,564	$11,197	$290,091
Noninterest income	$13,794	$26,586	$7,020	$47,400
Noninterest expense	$60,354	$46,041	$62,726	$169,121
Pretax income	$63,360	$92,699	$1,626	$157,685

($ in thousands)	Three Months Ended June 30, 2016
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$109,943	$128,977	$14,664	$253,584
Noninterest income	$13,522	$20,871	$9,871	$44,264
Noninterest expense	$56,994	$43,905	$47,980	$148,879
Pretax income	$36,264	$95,179	$11,473	$142,916

($ in thousands)	Six Months Ended June 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$282,980	$270,417	$8,816	$562,213
Noninterest income	$27,549	$52,325	$83,549	$163,423
Noninterest expense	$125,749	$103,824	$92,621	$322,194
Pretax income	$136,047	$185,170	$64,472	$385,689

($ in thousands)	Six Months Ended June 30, 2016
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$222,487	$258,219	$25,082	$505,788
Noninterest income	$23,098	$44,232	$17,447	$84,777
Noninterest expense	$117,393	$100,389	$77,703	$295,485
Pretax income	$82,209	$188,008	$17,370	$287,587

Retail Banking
The Retail Banking segment reported pretax income of $63.4 million and $136.0 million for the three and six months ended June 30, 2017, respectively, compared to $36.3 million and $82.2 million for the same periods in 2016, respectively. The increases in pretax income for this segment for the three and six months ended June 30, 2017, compared to the same periods in 2016, were driven by increases in net interest income and noninterest income, as well as a decrease in provision for credit losses, partially offset by an increase in noninterest expense.
Net interest income for this segment increased $33.4 million or 30% to $143.3 million for the three months ended June 30, 2017, compared to $109.9 million for the same period in 2016. Net interest income increased $60.5 million or 27% to $283.0 million for the six months ended June 30, 2017, compared to $222.5 million for the same period in 2016. The increases in net interest income for the three and six months ended June 30, 2017, compared to the same periods in 2016, were primarily due to the growth in retail core deposits, for which the segment receives interest income credit under the Bank’s internal funds transfer pricing system.

Noninterest income for this segment increased $0.3 million or 2% to $13.8 million for the three months ended June 30, 2017, compared to $13.5 million for the same period in 2016. Noninterest income increased $4.5 million or 19% to $27.6 million for the six months ended June 30, 2017, compared to $23.1 million for the same period in 2016. The increase in noninterest income for the six months ended June 30, 2017, compared to the same period in 2016, was primarily attributable to increases in branch fees, net gains on sales of loans and wealth management fees.
Noninterest expense for this segment increased $3.4 million or 6% to $60.4 million for the three months ended June 30, 2017, compared to $57.0 million for the same period in 2016. Noninterest expense increased $8.4 million or 7% to $125.8 million for the six months ended June 30, 2017, compared to $117.4 million for the same period in 2016. The increases in noninterest expense for the three and six months ended June 30, 2017, compared to the same periods in 2016, were primarily due to increases in compensation and employee benefits and other operating expense, partially offset by a decrease in consulting expense.
Commercial Banking
The Commercial Banking segment reported pretax income of $92.7 million and $185.2 million for the three and six months ended June 30, 2017, respectively, compared to $95.2 million and $188.0 million for the same periods in 2016, respectively. The decreases in pretax income for this segment for the three and six months ended June 30, 2017, compared to the same periods in 2016, were attributable to increases in noninterest expense and provision for credit losses, partially offset by increases in net interest income and noninterest income.
Net interest income for this segment increased $6.6 million or 5% to $135.6 million for the three months ended June 30, 2017, compared to $129.0 million for the same period in 2016. Net interest income increased $12.2 million or 5% to $270.4 million for the six months ended June 30, 2017, compared to $258.2 million for the same period in 2016. The increases in net interest income for the three and six months ended June 30, 2017, compared to the same periods in 2016, were due to the growth in commercial loans and commercial core deposits, for which the segment receives interest income credit under the Bank’s internal funds transfer pricing system.
Noninterest income for this segment increased $5.7 million or 27% to $26.6 million for the three months ended June 30, 2017, compared to $20.9 million for the same period in 2016. Noninterest income increased $8.1 million or 18% to $52.3 million for the six months ended June 30, 2017, compared to $44.2 million for the same period in 2016. The increases in noninterest income for the three and six months ended June 30, 2017, compared to the same periods in 2016, were primarily due to increases in ancillary loan fees, letters of credit fees and derivative fee income.
Noninterest expense for this segment increased $2.1 million or 5% to $46.0 million for the three months ended June 30, 2017, compared to $43.9 million for the same period in 2016. Noninterest expense increased $3.4 million or 3% to $103.8 million for the six months ended June 30, 2017, compared to $100.4 million for the same period in 2016. The increases in noninterest expense for the three and six months ended June 30, 2017, compared to the same periods in 2016, were primarily due to increases in compensation and employee benefits.
Other
The Other segment includes the activities of the treasury function, which is responsible for liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through internal transfer pricing credits and charges, which are included in net interest income. The Other segment reported pretax income of $1.6 million and $64.5 million for the three and six months ended June 30, 2017, respectively, compared to $11.5 million and $17.4 million for the same periods in 2016, respectively. The decrease in pretax income for this segment for the three months ended June 30, 2017, compared to the same period in 2016, was primarily driven by an increase in noninterest expense, as well as decreases in net interest income and noninterest income. The increase in pretax income for this segment for the six months ended June 30, 2017, compared to the same period in 2016, was primarily driven by an increase in noninterest income, partially offset by a decrease in net interest income and an increase in noninterest expense.
Net interest income for this segment decreased $3.5 million or 24% to $11.2 million for the three months ended June 30, 2017, compared to $14.7 million for the same period in 2016. Net interest income decreased $16.3 million or 65% to $8.8 million for the six months ended June 30, 2017, compared to $25.1 million for the same period in 2016. The decreases in net interest income for the three and six months ended June 30, 2017, compared to the same periods in 2016, were partially due to increases in interest expense on borrowings and deposits.

Noninterest income for this segment decreased $2.9 million or 29% to $7.0 million for the three months ended June 30, 2017, compared to $9.9 million for the same period in 2016. Noninterest income increased $66.1 million or 379% to $83.6 million for the six months ended June 30, 2017, compared to $17.5 million for the same period in 2016. The decrease in noninterest income for the three months ended June 30, 2017, compared to the same period in 2016, was primarily due to a decrease in foreign exchange income arising from valuation changes associated with currency hedges, and a decrease in net gains on sale of fixed assets. The increase in noninterest income for the six months ended June 30, 2017, compared to the same period in 2016, was primarily due to the $71.7 million net gain on sale of the commercial property, as discussed in the Noninterest income section of MD&A.
Noninterest expense for this segment increased $14.7 million or 31% to $62.7 million for the three months ended June 30, 2017, compared to $48.0 million for the same period in 2016. Noninterest expense increased $14.9 million or 19% to $92.6 million for the six months ended June 30, 2017, compared to $77.7 million for the same period in 2016. The increase in noninterest expense for the three months ended June 30, 2017, compared to the same period in 2016, was primarily attributable to increases of $13.9 million in amortization of tax credit and other investments and $1.8 million in compensation and employee benefits. The increase in noninterest expense for the six months ended June 30, 2017, compared to the same period in 2016, was primarily attributable to an increase of $14.1 million in amortization of tax credit and other investments.

Balance Sheet Analysis

The following is a discussion of the significant changes between June 30, 2017 and December 31, 2016.

Selected Consolidated Balance Sheets Data

			Change
($ in thousands)	June 30, 2017	December 31, 2016	$	%
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,752,476	$1,878,503	$873,973	47%
Interest-bearing deposits with banks	296,679	323,148	(26,469)	(8)
Resale agreements	1,300,000	2,000,000	(700,000)	(35)
Available-for-sale investment securities, at fair value	2,822,725	3,335,795	(513,070)	(15)
Held-to-maturity investment security, at cost	121,131	143,971	(22,840)	(16)
Restricted equity securities, at cost	73,173	72,775	398	1
Loans held-for-sale	11,649	23,076	(11,427)	(50)
Loans held-for-investment (net of allowance for loan losses of $276,316 in 2017 and $260,520 in 2016)	26,934,350	25,242,619	1,691,731	7
Investments in qualified affordable housing partnerships, net	169,103	183,917	(14,814)	(8)
Investments in tax credit and other investments, net	189,405	173,280	16,125	9
Premises and equipment	128,282	159,923	(31,641)	(20)
Goodwill	469,433	469,433	—	—
Other assets	649,211	782,400	(133,189)	(17)
TOTAL	$35,917,617	$34,788,840	$1,128,777	3%
LIABILITIES
Customer deposits	$31,154,287	$29,890,983	$1,263,304	4%
Short-term borrowings	24,426	60,050	(35,624)	(59)
FHLB advances	322,756	321,643	1,113	—
Repurchase agreements	50,000	350,000	(300,000)	(86)
Long-term debt	176,450	186,327	(9,877)	(5)
Accrued expenses and other liabilities	519,437	552,096	(32,659)	(6)
Total liabilities	32,247,356	31,361,099	886,257	3
STOCKHOLDERS’ EQUITY	3,670,261	3,427,741	242,520	7
TOTAL	$35,917,617	$34,788,840	$1,128,777	3%

As of June 30, 2017, total assets were $35.92 billion, an increase of $1.13 billion or 3% from December 31, 2016. The predominant area of asset growth was in loans, which was driven by strong increases across all of the Company’s commercial and retail lines of business, as well as higher cash and cash equivalents resulting from deposit growth and active liquidity management. These increases were partially offset by maturities of resale agreements and decreases in available-for-sale investment securities and other assets.

As of June 30, 2017, total liabilities were $32.25 billion, an increase of $886.3 million or 3% from December 31, 2016, primarily due to increases in customer deposits, reflecting the continued strong growth from existing and new customers. This increase was partially offset by a decrease in repurchase agreements primarily due to an increase in resale agreements that were eligible for netting against repurchase agreements under ASC 210-20-45, Balance Sheet Offsetting.

Stockholders’ equity growth benefited primarily from $288.1 million in net earnings, partially offset by $58.4 million of cash dividends on common stock.

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

Held-to-maturity investment security

During the first quarter of 2016, the Company securitized $201.7 million of multifamily residential loans and retained $160.1 million of the senior tranche of the resulting securities from the securitization as held-to-maturity, which is carried at amortized cost. The held-to-maturity investment security is a non-agency commercial mortgage-backed security maturing on April 25, 2046. Management intends to, and the Company has the ability to, hold the security to maturity. As of June 30, 2017, the amortized cost of the held-to-maturity investment security was $121.1 million.

Available-for-sale investment securities

As of June 30, 2017 and December 31, 2016, the Company’s available-for-sale investment securities portfolio was primarily comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and foreign bonds. Investments classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in Accumulated other comprehensive income, net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheets.

The following table presents the breakout of the amortized cost and fair value of available-for-sale investment securities by major categories as of June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$553,795	$546,857	$730,287	$720,479
U.S. government agency and U.S. government sponsored enterprise debt securities	176,037	173,585	277,891	274,866
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	1,461,591	1,453,675	1,539,044	1,525,546
Municipal securities	104,991	105,502	148,302	147,654
Non-agency residential mortgage-backed securities	10,262	10,210	11,592	11,477
Corporate debt securities	12,663	11,788	232,381	231,550
Foreign bonds	495,397	479,687	405,443	383,894
Other securities	40,688	41,421	40,501	40,329
Total available-for-sale investment securities	$2,855,424	$2,822,725	$3,385,441	$3,335,795

The fair value of the available-for-sale investment securities totaled $2.82 billion as of June 30, 2017, compared to $3.34 billion as of December 31, 2016. The decrease of $513.1 million or 15% primarily reflected the sales of corporate debt securities, U.S. Treasury securities, and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and paydowns, maturities and calls of U.S. government agency and U.S. government sponsored enterprise debt securities, and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities. The decrease was partially offset by purchases of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities and foreign bonds.

The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in Other comprehensive income unless a security is deemed to be other-than-temporarily impaired. As of June 30, 2017, the Company’s net unrealized losses on available-for-sale investment securities were $32.7 million, compared to $49.6 million as of December 31, 2016. The favorable change in the net unrealized losses was primarily attributed to a flattened yield curve in longer term interest rates. Gross unrealized losses on available-for-sale investment securities totaled $41.4 million as of June 30, 2017, compared to $56.3 million as of December 31, 2016. As of June 30, 2017, the Company had no intention to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. No other-than-temporary impairment was recognized for the three and six months ended June 30, 2017 and 2016. For a complete discussion and disclosure, see Note 4 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 6 — Securities to the Consolidated Financial Statements.

As of June 30, 2017 and December 31, 2016, available-for-sale investment securities with a fair value of $577.5 million and $767.4 million, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window and for other purposes required or permitted by law.

The following table presents the weighted average yields and contractual maturity distributions, excluding periodic principal payments, of the Company’s investment securities as of the periods indicated. Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay the obligations. In addition, such factors as prepayments and interest rate changes may affect the yields on the carrying values of mortgage-backed securities.

($ in thousands)	June 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
Available-for-sale investment securities:
U.S. Treasury securities:
Maturing in one year or less	$100,485	$100,272	0.79%	$100,707	$100,653	0.65%
Maturing after one year through five years	453,310	446,585	1.31%	376,580	371,917	1.27%
Maturing after five years through ten years	—	—	—%	253,000	247,909	1.59%
Total	553,795	546,857	1.22%	730,287	720,479	1.29%
U.S. government agency and U.S. government sponsored enterprise debt securities:
Maturing in one year or less	—	—	—%	118,966	118,982	0.94%
Maturing after one year through five years	36,100	36,070	1.43%	52,622	52,630	1.38%
Maturing after five years through ten years	105,822	103,488	2.18%	81,829	78,977	2.07%
Maturing after ten years	34,115	34,027	2.57%	24,474	24,277	2.50%
Total	176,037	173,585	2.10%	277,891	274,866	1.49%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Maturing after one year through five years	49,487	49,441	2.45%	47,278	46,950	1.74%
Maturing after five years through ten years	73,785	73,243	2.60%	79,379	78,903	3.11%
Maturing after ten years	1,338,319	1,330,991	2.29%	1,412,387	1,399,693	2.34%
Total	1,461,591	1,453,675	2.31%	1,539,044	1,525,546	2.36%
Municipal securities (2):
Maturing in one year or less	7,893	7,896	4.00%	6,404	6,317	2.56%
Maturing after one year through five years	90,816	91,373	2.26%	127,178	127,080	2.31%
Maturing after five years through ten years	6,282	6,233	2.50%	9,785	9,515	2.50%
Maturing after ten years	—	—	—%	4,935	4,742	3.95%
Total	104,991	105,502	2.42%	148,302	147,654	2.40%
Non-agency residential mortgage-backed securities:
Maturing after ten years	10,262	10,210	2.66%	11,592	11,477	2.52%
Corporate debt securities:
Maturing in one year or less	12,663	11,788	2.06%	12,671	11,347	1.80%
Maturing after five years through ten years	—	—	—%	40,479	40,500	2.40%
Maturing after ten years	—	—	—%	179,231	179,703	2.26%
Total	12,663	11,788	2.06%	232,381	231,550	2.26%
Foreign bonds:
Maturing in one year or less	320,409	308,488	2.10%	304,427	287,695	2.09%
Maturing after one year through five years	174,988	171,199	2.45%	101,016	96,199	2.11%
Total	495,397	479,687	2.23%	405,443	383,894	2.09%
Other securities:
Maturing in one year or less	40,688	41,421	1.45%	40,501	40,329	2.72%
Total:
Maturing in one year or less	482,138	469,865		583,676	565,323
Maturing after one year through five years	804,701	794,668		704,674	694,776
Maturing after five years through ten years	185,889	182,964		464,472	455,804
Maturing after ten years	1,382,696	1,375,228		1,632,619	1,619,892
Total available-for-sale investment securities	$2,855,424	$2,822,725		$3,385,441	$3,335,795

Held-to-maturity investment security:
Non-agency commercial mortgage-backed security:
Maturing after ten years	$121,131	$121,803	3.88%	$143,971	$144,593	3.91%

(1)	Weighted average yields are computed based on amortized cost balances.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

The following sections discuss additional information on the Company’s loan portfolios, non-purchased credit impaired (“non-PCI”) nonperforming assets and allowance for credit losses.

Total Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include CRE, C&I, residential and consumer loans. Net loans, including loans held-for-sale, increased $1.68 billion or 7% to $26.95 billion as of June 30, 2017 from $25.27 billion as of December 31, 2016. The increase was broad based and driven by strong increases of $678.5 million or 13% in residential loans, $546.8 million or 6% in C&I loans, $435.0 million or 5% in CRE loans and $47.2 million or 2% in consumer loans.

($ in thousands)	June 30, 2017		December 31, 2016
	Amount (1)	Percent	Amount (1)	Percent
CRE:
Income producing	$8,465,030	31%	$8,016,109	31%
Construction	550,781	2%	551,560	2%
Land	110,038	1%	123,194	1%
Total CRE	9,125,849	34%	8,690,863	34%
C&I:
Commercial business	9,424,236	35%	8,959,633	35%
Trade finance	763,113	2%	680,930	3%
Total C&I	10,187,349	37%	9,640,563	38%
Residential:
Single-family	4,001,488	15%	3,509,779	14%
Multifamily	1,772,741	6%	1,585,939	6%
Total residential	5,774,229	21%	5,095,718	20%
Consumer	2,123,239	8%	2,075,995	8%
Total loans held-for-investment (2)	$27,210,666	100%	$25,503,139	100%
Allowance for loan losses	(276,316)		(260,520)
Loans held-for-sale	11,649		23,076
Total loans, net	$26,945,999		$25,265,695

(1)	Includes $(9.6) million and $1.2 million as of June 30, 2017 and December 31, 2016, respectively, of net deferred loan fees, unamortized premiums and unaccreted discounts.

(2)	Loans net of ASC 310-30 discount.

Although the loan portfolio grew 7% during the six months ended June 30, 2017, the loan type composition remained relatively unchanged from December 31, 2016. The Company’s largest credit risks are concentrated in the commercial lending portfolios, which are comprised of C&I and CRE loans. The commercial lending portfolios comprised 71% and 72% of the total loan portfolio as of June 30, 2017 and December 31, 2016, respectively, and are discussed further below.

C&I Loans. C&I loans of $10.19 billion and $9.64 billion, which accounted for 37% and 38% of the total loan portfolio as of June 30, 2017 and December 31, 2016, respectively, include commercial business and trade finance loans, which comprised the largest sector in the lending portfolio. Over the last few years, the Company has experienced higher growth in specialized lending verticals in industries such as structured specialty finance, private equity, entertainment and energy. As of June 30, 2017 and December 31, 2016, specialized lending verticals comprised approximately 39% and 37% of total C&I loans, respectively.

Although the C&I industry sectors in which the Company provides financing are diversified, the Company has higher concentrations in the industry sectors of wholesale trade, manufacturing, real estate and leasing, entertainment and private equity. The Company’s C&I loan exposures within the wholesale trade sector, which totaled $1.61 billion and $1.38 billion as of June 30, 2017 and December 31, 2016, respectively, are largely related to U.S. domiciled companies, which import goods from Greater China for U.S. consumer consumption, many of which are companies based in California. The private equity loans are largely capital call lines of credit. The Company also has a syndicated loan portfolio within the C&I loan portfolio, which totaled $630.2 million and $758.5 million as of June 30, 2017 and December 31, 2016, respectively. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classifications, setting limits for specialized lending verticals and setting diversification targets.

CRE Loans. CRE loans include income producing real estate, construction and land loans where the interest rates may be fixed, variable or hybrid. The Company focuses on providing financing to experienced real estate investors and developers who are long-time customers and have moderate levels of leverage. Loans are generally underwritten with high standards for cash flow, debt service coverage ratios and loan-to-value ratios. Due to the nature of the Company’s geographical footprint and market presence, the Company has CRE loan concentrations primarily in California, which comprised 75% and 74% of the CRE loan portfolio as of June 30, 2017 and December 31, 2016, respectively. Accordingly, changes in the California economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. Approximately 19% of the CRE loans as of each of June 30, 2017 and December 31, 2016 were owner occupied properties, while the remaining 81% were non-owner occupied properties (where 50% or more of the debt service for the loan is provided by rental income). As of June 30, 2017 and December 31, 2016, the Company had an income-producing CRE portfolio that was broadly diversified across all property types.

The Company had $550.8 million of construction loans and $489.0 million of unfunded commitments as of June 30, 2017, compared to $551.6 million of construction loans and $526.4 million of unfunded commitments as of December 31, 2016. The construction portfolio as of June 30, 2017 and December 31, 2016 was largely comprised of financing for the construction of hotels, multifamily and residential condominiums, as well as mixed use (residential and retail) structures.

Residential Loans. Residential loans are comprised of single-family and multifamily residential loans. The Company offers first lien mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Company offers a variety of first lien mortgage loan programs, including fixed rate conforming loans and adjustable rate mortgage loans with initial fixed periods of one to seven years, which adjust annually thereafter. The Company’s multifamily loan portfolio is largely comprised of loans secured by smaller multifamily properties ranging from 5 to 15 units in its primary lending areas. Approximately 72% and 73% of the Company’s residential loans were concentrated in California as of June 30, 2017 and December 31, 2016, respectively. Many of the single-family residential loans within the Company’s portfolio are reduced documentation loans where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less. These loans have historically experienced low delinquency and default rates.

Consumer Loans. Consumer loans are comprised of home equity lines of credit (“HELOCs”), insurance premium financing loans, credit card and auto loans. As of June 30, 2017 and December 31, 2016, the Company’s HELOCs are the largest component of the consumer loan portfolio, and are secured by one-to-four unit residential properties located in its primary lending areas. The HELOC loan portfolio is largely comprised of loans originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less. The Company is in a first lien position for many of these reduced documentation HELOCs. These loans have historically experienced low delinquency and default rates.

The Company’s total loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are referred to collectively as non-PCI loans. Acquired loans for which there was, at the acquisition date, evidence of credit deterioration are referred to as PCI loans. PCI loans are recorded net of ASC 310-30 discount and totaled $565.5 million and $642.4 million as of June 30, 2017 and December 31, 2016, respectively. For additional details regarding PCI loans, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

The Company’s overseas offices include the branch in Hong Kong and the subsidiary bank in China. As of June 30, 2017 and December 31, 2016, loans held in the Hong Kong branch totaled $760.4 million and $733.3 million, respectively. As of June 30, 2017 and December 31, 2016, loans held in the subsidiary bank in China totaled $464.2 million and $425.3 million, respectively. These overseas loans are comprised mainly of C&I loans made to cross-border or trade finance companies. In total, these loans represent approximately 3% of total consolidated assets as of each of June 30, 2017 and December 31, 2016. These loans are included in the total loans.

When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from the loans held-for-investment portfolio to the loans held-for-sale portfolio at the lower of cost or fair value. Transfers of loans held-for-investment to loans held-for-sale were $66.0 million and $344.0 million during the three and six months ended June 30, 2017, respectively. These loan transfers were primarily comprised of C&I loans for both periods. In comparison, $267.1 million and $575.8 million of loans held-for-investment were transferred to loans held-for-sale during the same periods in 2016, respectively. These loan transfers were primarily comprised of multifamily residential, C&I and CRE loans for both periods. The Company recorded $117 thousand and $209 thousand in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held-for-sale for the three and six months ended June 30, 2017, respectively. In comparison, the Company recorded $37 thousand and $1.9 million in write-downs to the allowance for loan losses related to loans transferred from loans held-for-investment to loans held-for-sale for the same periods in 2016, respectively.

During the three months ended June 30, 2017 and 2016, the Company sold $38.3 million and $166.0 million, respectively, in originated loans, resulting in net gains of $1.3 million and $2.8 million, respectively. During the three months ended June 30, 2017, originated loans sold were primarily comprised of $32.3 million of C&I loans and $5.4 million of single-family residential loans. In comparison, during the same period in 2016, originated loans sold were primarily comprised of $77.7 million of CRE loans, $45.9 million of multifamily residential loans and $40.8 million of C&I loans. During the six months ended June 30, 2017, the Company sold $67.6 million in originated loans, which were primarily comprised of $57.3 million of C&I loans and $9.7 million of single-family residential loans, resulting in net gains of $3.1 million. In comparison, during the six months ended June 30, 2016, the Company sold $220.5 million and securitized $201.7 million in originated loans, which were primarily comprised of $247.5 million of multifamily residential loans, $91.9 million of CRE loans and $79.7 million of C&I loans, resulting in net gains of $7.1 million. The Company recorded $1.1 million in net gains and $641 thousand in mortgage servicing rights, and retained $160.1 million of the senior tranche of the resulting securities, as a result of the securitization of the $201.7 million of multifamily residential loans. Excluding the impact of the $67.6 million in originated loans sold, organic loan growth during the six months ended June 30, 2017 was $1.20 billion or 9% annualized.

During the three and six months ended June 30, 2017, the Company purchased $221.5 million and $368.7 million loans, respectively, compared to $541.6 million and $780.9 million during the same periods in 2016, respectively. Purchased loans for the three and six months ended June 30, 2017, were primarily comprised of C&I syndication loans, while purchased loans for the same periods in 2016 were primarily comprised of C&I syndication loans and single-family residential loans. The higher loans purchased for the three and six months ended June 30, 2016, primarily included $250.1 million and $322.5 million, respectively, in single-family residential loans purchased for Community Reinvestment Act purposes.

From time to time, the Company purchases and also sells these loans in the secondary market. Certain purchased loans were transferred from loans held-for-investment to loans held-for-sale and a write-down to allowance for loan losses was recorded, where appropriate. During the three and six months ended June 30, 2017, the Company sold loans of $50.5 million and $297.1 million, respectively, in the secondary market at net gains of $202 thousand and $1.2 million, respectively. In comparison, the Company sold loans of $79.7 million and $133.6 million, respectively, in the secondary market, resulting in net gains of $69 thousand for each of the three and six months ended June 30, 2016.

For the three months ended June 30, 2017, the Company recorded a reversal of valuation adjustment of $8 thousand in Net gains on sales of loans on the Consolidated Statements of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value. In comparison, no such valuation adjustments were recorded for the same period in 2016. For the six months ended June 30, 2017 and 2016, the Company recorded valuation adjustments of $61 thousand and $2.4 million, respectively, related to the loans held-for-sale portfolio.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans and other real estate owned (“OREO”), net. Loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. The following table presents information regarding non-PCI nonperforming assets and performing troubled debt restructurings (“TDRs”) as of June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017	December 31, 2016
Nonaccrual loans:
Real estate - commercial	$25,975	$26,907
Real estate - land and construction	4,344	5,326
Commercial	87,189	81,256
Real estate - single-family	7,624	4,214
Real estate - multifamily	2,678	2,984
Consumer	2,996	2,130
Total nonaccrual loans	130,806	122,817
OREO, net	2,189	6,745
Total nonperforming assets	$132,995	$129,562
Performing TDRs	$55,934	$83,238
Non-PCI nonperforming assets to total assets (1)	0.37%	0.37%
Non-PCI nonaccrual loans to loans held-for-investment (1)	0.48%	0.48%
Allowance for loan losses to non-PCI nonaccrual loans	211.24%	212.12%

(1)	Total assets and loans held-for-investment include PCI loans of $565.5 million and $642.4 million as of June 30, 2017 and December 31, 2016, respectively.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrower’s financial condition and loan repayment capabilities. Nonaccrual loans increased by $8.0 million or 7% to $130.8 million as of June 30, 2017 from $122.8 million as of December 31, 2016. The increase in nonaccrual loans was primarily due to two unrelated loans, one CRE loan and one C&I loan, both of which were fully collateralized as of June 30, 2017. Nonaccrual loans as a percentage of loans held-for-investment remained stable at 0.48% as of both June 30, 2017 and December 31, 2016. C&I loans comprised approximately 67% and 66% of total nonaccrual loans as of June 30, 2017 and December 31, 2016, respectively. Credit risks related to the C&I nonaccrual loans were mitigated by the collateral. In addition, the risk of loss of all the nonaccrual loans had been considered as of June 30, 2017 and December 31, 2016 and the Company believes that this was appropriately covered by the allowance for loan losses.

In addition, approximately 43% and 64% of non-PCI nonaccrual loans consisted of loans that were less than 90 days delinquent as of June 30, 2017 and December 31, 2016, respectively.

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

The following table presents the performing and nonperforming TDRs by loan segment as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
($ in thousands)	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
CRE	$11,682	$20,008	$20,145	$14,446
C&I	23,402	46,055	44,363	23,771
Residential	19,313	493	17,178	717
Consumer	1,537	48	1,552	49
Total TDRs	$55,934	$66,604	$83,238	$38,983

Performing TDRs decreased by $27.3 million or 33% to $55.9 million as of June 30, 2017, primarily due to the transfers of one CRE and two C&I loans from performing to nonperforming status during the six months ended June 30, 2017. Nonperforming TDRs increased by $27.6 million or 71% to $66.6 million as of June 30, 2017, primarily due to the aforementioned transfers of CRE and C&I loans between performing and nonperforming status and a C&I loan becoming a TDR loan during the six months ended June 30, 2017.

The Company’s impaired loans include predominantly non-PCI loans held-for-investment on nonaccrual status and non-PCI loans modified as a TDR, on either accrual or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K for additional information regarding the Company’s TDRs and impaired loan policies. As of June 30, 2017, the allowance for loan losses included $17.3 million for impaired loans with a total recorded balance of $68.5 million. In comparison, the allowance for loan losses included $12.7 million for impaired loans with a total recorded balance of $84.1 million as of December 31, 2016.

The following table presents the recorded investment balances for non-PCI impaired loans as of June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
CRE:
Income producing	$37,657	20%	$46,508	23%
Land	4,344	2%	5,870	3%
Total CRE impaired loans	42,001	22%	52,378	26%
C&I:
Commercial business	106,053	58%	120,453	58%
Trade finance	4,538	2%	5,166	2%
Total C&I impaired loans	110,591	60%	125,619	60%
Residential:
Single-family	16,949	9%	14,335	7%
Multifamily	12,666	7%	10,041	5%
Total residential impaired loans	29,615	16%	24,376	12%
Consumer	4,533	2%	3,682	2%
Total impaired loans	$186,740	100%	$206,055	100%

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

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent loss in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of June 30, 2017, future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions. For additional details on the Company’s allowance for credit losses, including the methodologies used, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements, and Item 7. MD&A — Critical Accounting Policies and Estimates and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

The following table presents a summary of activities in the allowance for credit losses for the three and six months ended June 30, 2017 and 2016:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Allowance for loan losses, beginning of period	$263,094	$260,238	$260,520	$264,959
Provision for loan losses	10,671	7,149	18,686	7,535
Gross charge-offs:
CRE	(1)	(139)	(149)	(195)
C&I	(5,386)	(2,214)	(12,443)	(8,074)
Residential	(1)	—	(1)	(137)
Consumer	(3)	(3)	(7)	(4)
Total gross charge-offs	(5,391)	(2,356)	(12,600)	(8,410)
Gross recoveries:
CRE	511	142	1,104	239
C&I	7,038	1,217	7,493	1,903
Residential	371	297	949	394
Consumer	22	81	164	148
Total gross recoveries	7,942	1,737	9,710	2,684
Net recoveries (charge-offs)	2,551	(619)	(2,890)	(5,726)
Allowance for loan losses, end of period	276,316	266,768	276,316	266,768

Allowance for unfunded credit reserves, beginning of period	15,174	21,414	16,121	20,360
Provision for (reversal of) unfunded credit reserves	14	(1,096)	(933)	(42)
Allowance for unfunded credit reserves, end of period	15,188	20,318	$15,188	$20,318
Allowance for credit losses	$291,504	$287,086	$291,504	$287,086

Average loans held-for-investment	$26,680,551	$23,859,992	$26,375,601	$23,823,678
Loans held-for-investment, end of period	$27,210,666	$24,236,367	$27,210,666	$24,236,367
Annualized net recoveries (charge-offs) to average loans held-for-investment	0.04%	(0.01)%	(0.02)%	(0.05)%
Allowance for loan losses to loans held-for-investment	1.02%	1.10%	1.02%	1.10%

As of June 30, 2017, the allowance for loan losses amounted to $276.3 million or 1.02% of total loans held-for-investment, compared to $260.5 million or 1.02% and $266.8 million or 1.10% of total loans held-for-investment as of December 31, 2016 and June 30, 2016, respectively. The increase in the allowance for loan losses was largely due to the overall growth in the loan portfolio. The allowance for loan losses to loans held-for-investment ratio as of June 30, 2017 remained stable compared to December 31, 2016, and decreased compared to June 30, 2016. Improvement in this ratio was attributable to proactive credit risk management measures, as well as origination of loans of high credit quality. Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The fluctuation in the provision for credit losses is highly dependent on the historical loss rates trend along with the net charge-offs experienced during the period. The increase in the provision for credit losses for the three and six months ended June 30, 2017, compared to the same periods in 2016, was reflective of the overall loan portfolio growth, partially offset by a decline in the historical loss factor during the same periods. The Company believes the allowance for credit losses as of June 30, 2017 and December 31, 2016 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments at that date.

The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans held-for-investment as of June 30, 2017 and December 31, 2016.

($ in thousands)	June 30, 2017		December 31, 2016
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
CRE	$74,063	34%	$72,916	34%
C&I	150,136	37%	142,167	38%
Residential	43,679	21%	37,338	20%
Consumer	8,438	8%	8,099	8%
Total	$276,316	100%	$260,520	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of June 30, 2017, the Company established an allowance of $78 thousand on $565.5 million of PCI loans. In comparison, an allowance of $118 thousand was established on $642.4 million of PCI loans as of December 31, 2016. The allowance balances for both periods were attributed mainly to the PCI CRE loans.

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. Deposits are an important low-cost source of funding and affect net interest income and net interest margin. The following table presents the balances for customer deposits as of June 30, 2017 and December 31, 2016:

($ in thousands)					Change
	June 30, 2017	% of total deposits	December 31, 2016	% of total deposits	$	%
Core deposits:
Noninterest-bearing demand	$10,460,230	34%	$10,183,946	34%	$276,284	3%
Interest-bearing checking	4,059,046	13%	3,674,417	12%	384,629	10
Money market	8,193,086	26%	8,174,854	27%	18,232	—
Savings	2,368,611	8%	2,242,497	8%	126,114	6
Total core deposits	25,080,973	81%	24,275,714	81%	805,259	3
Time deposits	6,073,314	19%	5,615,269	19%	458,045	8
Total deposits	$31,154,287	100%	$29,890,983	100%	$1,263,304	4%

Total deposits increased mainly due to growth in time, interest-bearing checking and noninterest-bearing demand deposits from existing and new customers. The Company’s deposit strategy is to grow and retain relationship-based deposits and provide a source of low-cost funding and liquidity to the Company. Core deposits comprised 81% of total deposits as of each of June 30, 2017 and December 31, 2016. The $805.3 million or 3% increase in core deposits was primarily due to the increases in interest-bearing checking deposits and noninterest-bearing demand deposits. Interest-bearing checking deposits comprised 13% and 12% of total deposits as of June 30, 2017 and December 31, 2016, respectively. Noninterest-bearing demand deposits comprised 34% of total deposits as of each of June 30, 2017 and December 31, 2016. As of June 30, 2017, deposits were 114% of total loans, compared to 117% as of December 31, 2016 as the growth in total loans outpaced deposit growth.

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, long-term FHLB advances and repurchase agreements.

As of June 30, 2017 and December 31, 2016, short-term borrowings were primarily comprised of the Company’s subsidiary, East West Bank (China) Limited’s borrowings of $24.3 million and $60.1 million, respectively. The interest rates of these borrowings ranged from 2.96% to 3.27% and 2.80% to 3.27% as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, these borrowings are due to mature in the fourth quarter of 2017.

FHLB advances increased by $1.1 million to $322.8 million as of June 30, 2017 from $321.6 million as of December 31, 2016. As of June 30, 2017, FHLB advances had floating interest rates ranging from 1.37% to 1.62% with remaining maturities between 1.6 and 5.4 years.

Gross repurchase agreements totaled $450.0 million as of each of June 30, 2017 and December 31, 2016. Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. Net repurchase agreements totaled $50.0 million and $350.0 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, $400.0 million of repurchase agreements were eligible for netting against resale agreements, resulting in $50.0 million of net repurchase agreements reported. In comparison, $100.0 million of gross repurchase agreements were eligible for netting against resale agreements, resulting in $350.0 million of net repurchase agreements reported as of December 31, 2016. As of June 30, 2017, gross repurchase agreements of $450.0 million had interest rates ranging between 3.40% to 3.45% and original terms ranging between 10.0 and 16.5 years. The remaining maturity terms of the repurchase agreements range between 5.3 and 6.2 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for the repurchase agreements is primarily comprised of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. To ensure that the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funding from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements.

Long-Term Debt

The Company uses long-term debt to provide funding to acquire income earning assets and enhance liquidity. Long-term debt, which consists of junior subordinated debt and a term loan, decreased $9.9 million or 5% from $186.3 million as of December 31, 2016 to $176.5 million as of June 30, 2017.  The decrease was primarily due to the quarterly repayment on the term loan, totaling $10.0 million during the six months ended June 30, 2017.

The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six wholly-owned subsidiaries in conjunction with these transactions. The junior subordinated debt totaled $152.6 million and $146.3 million as of June 30, 2017 and December 31, 2016, respectively. The junior subordinated debt had a weighted average interest rate of 2.67% and 2.17% for the six months ended June 30, 2017 and 2016, respectively, and remaining maturity terms of 17.4 to 20.2 years as of June 30, 2017. Beginning in 2016, trust preferred securities no longer qualify as Tier I capital and are limited to Tier II capital for regulatory purposes, based on Basel III Capital Rules. For further discussion, see Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2016 Form 10-K.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month London Interbank Offered Rate plus 150 basis points and the weighted average interest rate was 2.52% and 2.17% for the six months ended June 30, 2017 and 2016, respectively. The outstanding balance of the term loan was $30.0 million and $40.0 million as of June 30, 2017 and December 31, 2016, respectively.

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

The Company’s stockholders’ equity increased by $242.5 million or 7% to $3.67 billion as of June 30, 2017, compared to $3.43 billion as of December 31, 2016. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings increased by $229.7 million or 10% to $2.42 billion as of June 30, 2017, compared to $2.19 billion as of December 31, 2016. The increase was primarily due to net income of $288.1 million, reduced by $58.4 million of cash dividends during the six months ended June 30, 2017. In addition, common stock and additional paid-in capital increased by $11.1 million or 0.6% primarily due to the activity in employee stock compensation plans. For other factors that contributed to the change in stockholders’ equity, refer to the Consolidated Statements of Changes in Stockholders’ Equity.

Book value was $25.40 per common share based on 144.5 million common shares outstanding as of June 30, 2017, compared to $23.78 per common share based on 144.2 million common shares outstanding as of December 31, 2016. The Company made dividend payments of $0.20 per common share in each quarter during the six months ended June 30, 2017 and 2016. In July 2017, the Company’s Board of Directors (the “Board”) declared third quarter 2017 dividends for the Company’s common stock. The common stock cash dividend of $0.20 per share is payable on August 15, 2017 to stockholders of record as of August 1, 2017.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines that are designed to reflect the degree of risk associated with a banking organization’s operations and transactions. The guidelines cover transactions that are reported on the balance sheet as well as those recorded as off-balance sheet items. In 2013, the Federal Reserve Board, Federal Deposit Insurance Corporation, and Office of the Comptroller of the Currency issued the final Basel III Capital Rules establishing a new comprehensive capital framework for strengthening international capital standards as well as implementing certain provisions of the “Dodd-Frank Act”. See Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2016 Form 10-K for additional details. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain components).

The Basel III Capital Rules require that banking organizations maintain a minimum CET1 ratio of 4.5%, a Tier I capital ratio of 6.0%, and a total capital ratio of 8.0%. Moreover, the rules require that banking organizations maintain a capital conservation buffer of 2.5% above the capital minimums are being phased-in over four years beginning in 2016 (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in in 2019, the banking organizations will be required to maintain a minimum CET1 capital ratio of 7.0%, a minimum Tier I capital ratio of 8.5% and a minimum total capital ratio of 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s stockholders, customers and regulators that the Company and the Bank are financially sound. As of June 30, 2017 and December 31, 2016, both the Company and the Bank were considered “well-capitalized,” and met all capital requirements on a fully phased-in basis under the Basel III Capital Rules. The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2017 and December 31, 2016 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	June 30, 2017		December 31, 2016		Minimum Regulatory Requirements	Well- Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirement
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital	11.3%	11.5%	10.9%	11.3%	4.5%	6.5%	7.0%
Tier I risk-based capital	11.3%	11.5%	10.9%	11.3%	6.0%	8.0%	8.5%
Total risk-based capital	12.8%	12.5%	12.4%	12.3%	8.0%	10.0%	10.5%
Tier I leverage capital	9.3%	9.5%	8.7%	9.1%	4.0%	5.0%	4.0%

The Company’s CET1 and Tier I capital ratios have improved by approximately 40 basis points, while the total risk-based and Tier I leverage capital ratios increased by approximately 39 and 58 basis points, respectively, during the six months ended June 30, 2017. The improvement was primarily driven by the increases in revenues, partially attributed to the sale of commercial property during the first quarter of 2017. The $1.09 billion or 4% increase in risk-weighted assets increased from $27.36 billion as of December 31, 2016 to $28.45 billion as of June 30, 2017 was primarily due to the growth of the Company’s Consolidated Balance Sheets. As of June 30, 2017, the Company’s CET1 risk-based capital, Tier I risk-based capital, total risk-based capital ratios and Tier I leverage capital ratios were 11.3%, 11.3%, 12.8% and 9.3%, respectively, well above the well-capitalized requirements of 6.5%, 8.0%, 10.0% and 5.0%, respectively.

Regulatory Matters

The Bank entered into a Written Agreement, dated November 9, 2015, with the Federal Reserve Bank of San Francisco (the “Written Agreement”), to correct less than satisfactory BSA and AML programs detailed in a joint examination by the Federal Reserve Bank of San Francisco (“FRB”) and the California Department of Business Oversight (“DBO”). The Bank also entered into a related Memorandum of Understanding (“MOU”) with the DBO in 2015. See Item 7. MD&A — Regulatory Matters and Note 18 — Regulatory Requirements and Matters to the Consolidated Financial Statements of the Company’s 2016 Form 10-K for further details.

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

If additional compliance issues are identified or the regulators determine the Bank has not satisfactorily complied with the terms of the Written Agreement, the regulators could take further actions with respect to the Bank and, if such further actions were taken, such actions could have a material adverse effect on the Bank. The operating and other conditions in the BSA and AML program and the auditing and oversight of the program that led to the Written Agreement and MOU could also lead to an increased risk of being subject to additional actions by the DBO and FRB, an increased risk of future examinations that may downgrade the regulatory ratings of the Bank, and an increased risk investigations by other government agencies may result in fines, penalties, increased expenses or restrictions on operations.

Off-Balance Sheet Arrangements

In the course of the Company’s business, the Company may enter into or be a party to transactions that are not recorded on the Consolidated Balance Sheets and are considered to be off-balance sheet arrangements. Off-balance sheet arrangements are any contractual arrangements whereby an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. The following table presents the Company’s loan commitments, commercial letters of credit and SBLCs as of June 30, 2017:

($ in thousands)	Commitments Outstanding
Loan commitments	$4,719,772
Commercial letters of credit and SBLCs	$1,748,510

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

The Company maintains liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks and available-for-sale investment securities. These assets totaled $5.87 billion and $5.54 billion as of June 30, 2017 and December 31, 2016, respectively, accounting for 16% of total assets as of each of June 30, 2017 and December 31, 2016. Traditional forms of funding such as deposits and borrowings augment these liquid assets. Total deposits amounted to $31.15 billion as of June 30, 2017, compared to $29.89 billion as of December 31, 2016, of which core deposits comprised 81% of total deposits as of each of June 30, 2017 and December 31, 2016. As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds’ lines of credit with various correspondent banks for purchase of overnight funds, and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $6.44 billion and $3.17 billion, respectively, as of June 30, 2017. The Bank’s unsecured federal funds’ lines of credit, subject to availability, totaled $721.0 million with correspondent banks as of June 30, 2017. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

During the six months ended June 30, 2017 and 2016, the Company experienced net cash inflows from operating activities of $380.3 million and $271.3 million, respectively. The $109.0 million increase in net cash inflows from operating activities was primarily due to a $77.3 million increase in net income and a $100.1 million increase in cash inflows from other assets, partially offset by a $47.3 million decrease in cash flows from accrued expenses and other liabilities, and a $17.5 million change in non-cash amounts. The $100.1 million increase in cash inflows from other assets comparing the six months ended June 30, 2017 to the same period in 2016 was primarily due to an $89.8 million increase in fair value of interest rate swaps and options during the six months ended June 30, 2016 contributing to operating cash outflows in that period. The $47.3 million decrease in cash flows from accrued expenses and other liabilities comparing the six months ended June 30, 2017 to the same period in 2016 was primarily due to derivative fair value changes.

Net cash used in investing activities totaled $643.7 million and $49.7 million during the six months ended June 30, 2017 and 2016, respectively. The $594.0 million increase in net cash used in investing activities was primarily due to a $1.02 billion increase in net cash outflows from loans held-for-investment, partially offset by a $450.0 million increase in net cash inflows from resale agreements.

During the six months ended June 30, 2017 and 2016, the Company experienced net cash inflows from financing activities of $1.13 billion and $13.7 million, respectively. Net cash inflows from financing activities of $1.13 billion during the six months ended June 30, 2017 was primarily comprised of a $1.25 billion net increase in deposits, partially offset by $58.9 million in cash dividends paid during the same period. Net cash inflows from financing activities of $13.7 million during the six months ended June 30, 2016 were primarily comprised of a $752.8 million net increase in deposits and a $30.1 million increase in short-term borrowings, partially offset by a $700.0 million repayment of short-term FHLB advances and $58.2 million in cash dividends paid.

As of June 30, 2017, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. The Bank paid total dividends of $127.5 million and $100.0 million to East West during the six months ended June 30, 2017 and 2016, respectively. In addition, in July 2017, the Board declared a quarterly cash dividend of $0.20 per share for the Company’s common stock payable on August 15, 2017 to stockholders of record on August 1, 2017.

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

The interest rate risk exposure is measured and monitored through various risk management tools which include a simulation model that performs interest rate sensitivity analysis under multiple scenarios. The model includes the Company’s loans, investment securities, resale agreements, customer deposits and borrowing portfolios, including repurchase agreements. The financial instruments from the Company’s domestic and foreign operations, forecasted noninterest income and noninterest expense items are also incorporated in the simulation. The interest rate scenarios simulated include an instantaneous parallel shift and non-parallel shift in the yield curve. In addition, the Company also performs various simulations using alternative interest rate scenarios. The alternative interest rate scenarios include yield curve flattening, yield curve steepening and yield curve inverting. In order to apply the assumed interest rate environment, adjustments are made to reflect the shift in the U.S. Treasury and other appropriate yield curves. The Company incorporates both a static balance sheet and a forward growth balance sheet in order to perform these evaluations. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

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

The following table presents the Company’s net interest income and economic value of equity (“EVE”) sensitivity as of June 30, 2017 and December 31, 2016 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (BP)	Net Interest Income Volatility (1)		EVE Volatility (2)
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
+200	20.1%	22.4%	12.9%	12.3%
+100	11.2%	12.0%	9.0%	7.5%
-100	(9.5)%	(6.8)%	(5.7)%	(5.0)%
-200	(11.7)%	(7.5)%	(11.2)%	(9.3)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

Twelve-Month Net Interest Income Simulation

The Company’s estimated twelve-month net interest income sensitivity on June 30, 2017 was slightly lower compared to December 31, 2016, for both upward interest rate scenarios as simulated increases in interest income is offset by an increase in the rate of repricing for the Company’s deposit portfolio. In a simulated downward interest rate scenario, sensitivity increased overall for both downward interest rate scenarios, mainly due to the impact of the recent interest rate increases on December 14, 2016, March 15, 2017, and June 14, 2017. As interest rates rise further away from all time historical lows, there is more room for the Company’s simulated interest income to decline in a downward interest rate scenario, relative to prior simulations.

Under most rising interest rate environments, the Company would expect some customers to move balances in demand deposits into higher interest-bearing deposits such as money market, savings deposits or time deposits. The models are particularly sensitive to the assumption about the rate of such migration. It should be noted that despite the two interest rate increases in 2017, as of June 30, 2017, the Company has not experienced this deposit movement, though there can be no assurance as to how long this is expected to last. The following table presents the Company’s net interest income sensitivity as of June 30, 2017 for the +100 and +200 basis points interest rate scenarios assuming a $1.00 billion, $2.00 billion and $3.00 billion demand deposit migrations:

Change in Interest Rates (BP)	Net Interest Income Volatility
	June 30, 2017
	$1.00 Billion Migration 12 Months	$2.00 Billion Migration 12 Months	$3.00 Billion Migration 12 Months
+200	17.7%	15.3%	12.8%
+100	9.7%	8.1%	6.5%

EVE at Risk

The Company’s EVE sensitivity increased as of June 30, 2017 compared to December 31, 2016, for both upward interest rate scenarios. In the simulated upward 100 basis points and 200 basis points interest rate scenarios, EVE increased 9.0% and 12.9%, respectively. The increase in sensitivity as of June 30, 2017 compared to December 31, 2016 in the upward interest rate scenario was primarily due to changes in the balance sheet portfolio mix. EVE declined 5.7% and 11.2% of the base level as of June 30, 2017 in declining rate scenarios of 100 and 200 basis points, respectively.

The Company’s net interest income and EVE profile as of June 30, 2017, as presented in the net interest income and EVE tables, reflects an asset sensitive net interest income position and an asset sensitive EVE position. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive loans that are funded in part by noninterest-bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, net interest income increases when interest rates increase, and decreases when interest rates decrease. As of June 30, 2017, the federal funds target rate was at a range of 1.00% to 1.25% which was changed from a range of 0.50% to 0.75% as of December 31, 2016. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

As of June 30, 2017 and December 31, 2016, the Company had two cancellable interest rate swap contracts with original terms of 20 years. The objective of these interest rate swaps, which were designated as fair value hedges, was to obtain low-cost floating rate funding on the Company’s brokered certificates of deposit. As of June 30, 2017 and December 31, 2016, under the terms of the swap contracts, the Company received a fixed interest rate and paid a variable interest rate. As of June 30, 2017 and December 31, 2016, the notional amounts of the Company’s brokered certificates of deposit interest rate swaps were $42.6 million and $48.4 million, respectively. The fair value liabilities of the interest rate swaps were $6.7 million and $6.0 million as of June 30, 2017 and December 31, 2016, respectively.

The Company also offers various interest rate derivative products to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with registered swap dealers. These contracts allow borrowers to lock in attractive intermediate and long term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedge relationship and, therefore, are economic hedges and hedge accounting does not apply.  The contracts are marked to market at each reporting period and recorded with changes in fair value as part of Noninterest income on the Consolidated Statements of Income. Fair values are determined from verifiable third-party sources that have considerable experience with derivative markets. The Company provides data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. As of June 30, 2017 and December 31, 2016, the Company had entered into derivative contracts with customers and offsetting derivative contracts with counterparties having notional balances totaling $8.17 billion and $7.67 billion, respectively. The Company’s net fair value exposures to these interest rate derivative contracts as of June 30, 2017 and December 31, 2016 were $703 thousand and $2.4 million in assets, respectively, due to the credit valuation component of these back-to-back interest rate swap contracts.

The Company enters into foreign exchange contracts with its customers, primarily comprised of forward, swap and spot contracts to enable its customers to hedge their transactions in foreign currencies from fluctuations in foreign exchange rates, and also to allow the Company to economically hedge against foreign currency fluctuations in certain foreign currency denominated deposits that it offers to its customers. For a majority of the foreign exchange transactions entered with its customers, the Company enters into offsetting foreign exchange contracts with institutional counterparties to mitigate the foreign exchange risk. These transactions are economic hedges and the Company does not apply hedge accounting. The Company’s policies also permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Act. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls. As of June 30, 2017 and December 31, 2016, the Company’s outstanding foreign exchange contracts that were not designated as hedging instruments totaled $1.48 billion and $767.8 million, respectively. The fair values of the foreign exchange contracts, included in Other assets and Accrued expenses and other liabilities on the Consolidated Balance Sheets, totaled $14.7 million and $13.2 million, respectively, as of June 30, 2017 and $11.9 million and $11.2 million, respectively, as of December 31, 2016.

ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging allow hedging of the foreign currency risk of a net investment in a foreign operation. During the fourth quarter of 2015, the Company began entering into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments, designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in China, against the risk of adverse changes in the foreign currency exchange rate. Since recent policy changes by the People’s Bank of China, the central bank of the People’s Republic of China, as well as market sentiments, have caused a divergence in the exchange rate movements of the on-shore Chinese Renminbi (CNY) and off-shore Chinese Renminbi (CNH), the hedge relationships were dedesignated during the first quarter of 2017, even though it continued to meet the hedge effectiveness test. The Company then entered into additional offsetting foreign exchange contracts to offset the exposure of the dedesignated foreign exchange forward contracts, and subsequently entered into two new foreign exchange forward contracts to economically hedge against the foreign exchange risk of its China subsidiary. As of June 30, 2017 and December 31, 2016, these two foreign exchange forward contracts had notional amounts of $91.4 million and $83.0 million, respectively. The fair values were a $2.3 million liability and a $4.3 million asset as of June 30, 2017 and December 31, 2016, respectively. The foreign exchange forward contracts as of June 30, 2017 are included in the amounts disclosed for foreign exchange contracts above.

The Company obtained warrants to purchase preferred and common stocks of technology and life sciences companies, as part of the loan origination process. As of June 30, 2017, the warrants included on the Consolidated Financial Statements were from public companies. The warrants were valued based on the Black-Scholes option pricing model which uses the underlying stock prices of publicly-traded issuers, stated strike prices, volatility, the risk-free rate and the warrants’ expiration dates as inputs to value the warrants. As of June 30, 2017, the Company held warrants in four public companies and the total fair value of the warrants was a $786 thousand asset.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K, Note 4 — Fair Value Measurement and Fair Value of Financial Instruments and Note 7 — Derivatives to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Significant accounting policies (see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements and Item 7. MD&A — Critical Accounting Policies and Estimates of the Company’s 2016 Form 10-K) are fundamental to understanding the Company’s reported results. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, some accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. The Company has procedures and processes in place to facilitate making these judgments.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2017, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2017, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended June 30, 2017.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2, furnished with this report:

Exhibit No.	Exhibit Description

10.1
East West Bancorp, Inc. 2017 Performance-Based Bonus Plan, as amended. [Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 19, 2017.]

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

Dated:	August 8, 2017

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2, furnished with this report:

Exhibit No.	Exhibit Description

10.1
East West Bancorp, Inc. 2017 Performance-Based Bonus Plan, as amended. [Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 19, 2017.]

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