Form 10-Q
period 2017-09-30
EAST WEST BANCORP INC
filed 2017-11-07
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission file number 000-24939

 EAST WEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4703316 (I.R.S. Employer Identification No.)

135 North Los Robles Ave., 7th Floor, Pasadena, California 91101 (Address of principal executive offices)(Zip Code)

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
Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 144,542,911 shares as of October 31, 2017.

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

•	heightened regulatory and governmental oversight and scrutiny of the Company’s business practices, including dealings with consumers;

•	changes in the economy of and monetary policy in the People’s Republic of China;

•	changes in income tax laws and regulations;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies and their impact on critical accounting policies and assumptions;

•	changes in the equity and debt securities markets;

•	future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;

•	fluctuations in the Company’s stock price;

•	fluctuations in foreign currency exchange rates;

•	success and timing of the Company’s business strategies;

•	ability of the Company to adopt and successfully integrate new technologies into its business in a strategic manner;

•	impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations and legal actions;

•	impact of potential federal tax changes and spending cuts;

•	impact of adverse judgments or settlements in litigation;

•	impact of regulatory enforcement actions;

•	changes in the Company’s ability to receive dividends from its subsidiaries;

•	impact of political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•	impact of natural or man-made disasters or calamities or conflicts or other events that may directly or indirectly result in a negative impact on the Company’s financial performance;

•	continuing consolidation in the financial services industry;

•	the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;

•	impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the Company’s business, business practices and cost of operations;

•	impact of adverse changes to the Company’s credit ratings from the major credit rating agencies;

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from banks	$364,328	$460,559
Interest-bearing cash with banks	1,372,421	1,417,944
Cash and cash equivalents	1,736,749	1,878,503
Interest-bearing deposits with banks	404,946	323,148
Securities purchased under resale agreements (“resale agreements”)	1,250,000	2,000,000
Securities :
Available-for-sale investment securities, at fair value (includes assets pledged as collateral of $584,907 in 2017 and $767,437 in 2016)	2,956,776	3,335,795
Held-to-maturity investment security, at cost (fair value of $144,593 in 2016)	—	143,971
Restricted equity securities, at cost	73,322	72,775
Loans held-for-sale	178	23,076
Loans held-for-investment (net of allowance for loan losses of $285,926 in 2017 and $260,520 in 2016; includes assets pledged as collateral of $18,182,265 in 2017 and $16,441,068 in 2016)	28,239,431	25,242,619
Investments in qualified affordable housing partnerships, net	178,344	183,917
Investments in tax credit and other investments, net	203,758	173,280
Premises and equipment (net of accumulated depreciation of $109,296 in 2017 and $114,890 in 2016)	131,311	159,923
Goodwill	469,433	469,433
Other assets	663,718	782,400
TOTAL	$36,307,966	$34,788,840
LIABILITIES
Customer deposits:
Noninterest-bearing	$10,992,674	$10,183,946
Interest-bearing	20,318,988	19,707,037
Total deposits	31,311,662	29,890,983
Short-term borrowings	24,813	60,050
Federal Home Loan Bank (“FHLB”) advances	323,323	321,643
Securities sold under repurchase agreements (“repurchase agreements”)	50,000	350,000
Long-term debt	176,513	186,327
Accrued expenses and other liabilities	639,759	552,096
Total liabilities	32,526,070	31,361,099
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 165,178,075 and 164,604,072 shares issued in 2017 and 2016, respectively	165	164
Additional paid-in capital	1,745,181	1,727,434
Retained earnings	2,520,817	2,187,676
Treasury stock at cost — 20,667,132 shares in 2017 and 20,436,621 shares in 2016	(452,050)	(439,387)
Accumulated other comprehensive loss, net of tax	(32,217)	(48,146)
Total stockholders’ equity	3,781,896	3,427,741
TOTAL	$36,307,966	$34,788,840

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$306,939	$255,316	$872,039	$763,189
Investment securities	14,828	13,388	43,936	37,433
Resale agreements	7,901	7,834	25,222	22,479
Restricted equity securities	612	611	1,859	2,008
Interest-bearing cash and deposits with banks	9,630	3,168	22,298	10,245
Total interest and dividend income	339,910	280,317	965,354	835,354
INTEREST EXPENSE
Customer deposits	31,086	21,049	81,803	60,708
Federal funds purchased and other short-term borrowings	212	212	877	390
FHLB advances	1,947	1,361	5,738	4,153
Repurchase agreements	2,122	2,319	7,538	6,441
Long-term debt	1,388	1,228	4,030	3,726
Total interest expense	36,755	26,169	99,986	75,418
Net interest income before provision for credit losses	303,155	254,148	865,368	759,936
Provision for credit losses	12,996	9,525	30,749	17,018
Net interest income after provision for credit losses	290,159	244,623	834,619	742,918
NONINTEREST INCOME
Branch fees	10,803	10,408	31,799	30,983
Letters of credit fees and foreign exchange income	10,154	10,908	33,209	31,404
Ancillary loan fees and other income	5,987	6,135	16,876	13,997
Wealth management fees	3,615	4,033	11,682	9,862
Derivative fees and other income	6,663	5,791	12,934	9,778
Net gains on sales of loans	2,361	2,158	6,660	6,965
Net gains on sales of available-for-sale investment securities	1,539	1,790	6,733	8,468
Net gains on sales of fixed assets	1,043	486	74,092	2,916
Net gain on sale of business	3,807	—	3,807	—
Other fees and operating income	3,652	7,632	15,255	19,745
Total noninterest income	49,624	49,341	213,047	134,118
NONINTEREST EXPENSE
Compensation and employee benefits	79,583	75,042	244,930	220,166
Occupancy and equipment expense	16,635	15,456	47,829	45,619
Deposit insurance premiums and regulatory assessments	5,676	6,450	17,384	17,341
Legal expense	3,316	5,361	8,930	12,714
Data processing	3,004	2,729	9,009	8,712
Consulting expense	4,087	4,594	10,775	19,027
Deposit related expense	2,413	3,082	7,283	7,675
Computer software expense	4,393	3,331	13,823	9,267
Other operating expense	19,830	19,814	55,357	58,508
Amortization of tax credit and other investments	23,827	32,618	66,059	60,779
Amortization of core deposit intangibles	1,735	2,023	5,314	6,177
Total noninterest expense	164,499	170,500	486,693	465,985
INCOME BEFORE INCOME TAXES	175,284	123,464	560,973	411,051
INCOME TAX EXPENSE	42,624	13,321	140,247	90,108
NET INCOME	$132,660	$110,143	$420,726	$320,943
EARNINGS PER SHARE (“EPS”)
BASIC	$0.92	$0.76	$2.91	$2.23
DILUTED	$0.91	$0.76	$2.88	$2.21
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	144,498	144,122	144,412	144,061
DILUTED	145,882	145,238	145,849	145,086
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.60	$0.60

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$132,660	$110,143	$420,726	$320,943
Other comprehensive income (loss), net of tax:
Net change in unrealized (losses) gains on available-for-sale investment securities	(1,906)	(4,907)	7,916	12,993
Foreign currency translation adjustments	3,870	(555)	8,013	(5,226)
Other comprehensive income (loss)	1,964	(5,462)	15,929	7,767
COMPREHENSIVE INCOME	$134,624	$104,681	$436,655	$328,710

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2016	143,909,233	$1,701,459	$1,872,594	$(436,162)	$(14,941)	$3,122,950
Net income	—	—	320,943	—	—	320,943
Other comprehensive income	—	—	—	—	7,767	7,767
Stock compensation costs	—	13,973	—	—	—	13,973
Net activity of common stock pursuant to various stock compensation plans and agreements, and related tax benefits	224,071	2,981	—	(3,144)	—	(163)
Cash dividends on common stock	—	—	(87,416)	—	—	(87,416)
BALANCE, SEPTEMBER 30, 2016	144,133,304	$1,718,413	$2,106,121	$(439,306)	$(7,174)	$3,378,054
BALANCE, JANUARY 1, 2017	144,167,451	$1,727,598	$2,187,676	$(439,387)	$(48,146)	$3,427,741
Net income	—	—	420,726	—	—	420,726
Other comprehensive income	—	—	—	—	15,929	15,929
Stock compensation costs	—	15,780	—	—	—	15,780
Net activity of common stock pursuant to various stock compensation plans and agreements	343,492	1,968	—	(12,663)	—	(10,695)
Cash dividends on common stock	—	—	(87,585)	—	—	(87,585)
BALANCE, SEPTEMBER 30, 2017	144,510,943	$1,745,346	$2,520,817	$(452,050)	$(32,217)	$3,781,896

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$420,726	$320,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,008	98,561
Accretion of discount and amortization of premiums, net	(19,237)	(37,881)
Stock compensation costs	15,780	13,973
Deferred income tax (benefit) expense	(14,500)	3,730
Provision for credit losses	30,749	17,018
Net gains on sales of loans	(6,660)	(6,965)
Net gains on sales of available-for-sale investment securities	(6,733)	(8,468)
Net gains on sales of premises and equipment	(74,092)	(2,916)
Net gain on sale of business	(3,807)	—
Originations and purchases of loans held-for-sale	(15,069)	(10,901)
Proceeds from sales and paydowns/payoffs in loans held-for-sale	15,792	15,065
Net change in accrued interest receivable and other assets	105,729	(2,591)
Net change in accrued expenses and other liabilities	95,432	19,217
Other net operating activities	(2,135)	(1,181)
Total adjustments	244,257	96,661
Net cash provided by operating activities	664,983	417,604
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in:
Loans held-for-investment	(2,967,873)	(776,277)
Interest-bearing deposits with banks	(74,254)	(13,469)
Investments in qualified affordable housing partnerships, tax credit and other investments, net	(121,590)	(57,742)
Purchases of:
Resale agreements	(550,000)	(1,150,000)
Available-for-sale investment securities	(501,669)	(1,330,724)
Loans held-for-investment	(441,141)	(1,038,083)
Premises and equipment	(11,598)	(10,412)
Proceeds from sale of:
Available-for-sale investment securities	676,776	1,008,256
Loans held-for-investment	448,679	545,256
Other real estate owned (“OREO”)	5,431	3,271
Premises and equipment	116,021	8,163
Business, net of cash transferred	3,633	—
Paydowns and maturities of resale agreements	1,000,000	1,450,000
Repayments, maturities and redemptions of available-for-sale investment securities	323,463	870,965
Other net investing activities	27,914	17,527
Net cash used in investing activities	(2,066,208)	(473,269)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Customer deposits	1,385,625	1,130,022
Short-term borrowings	(36,604)	37,699
Proceeds from:
Issuance of common stock pursuant to various stock compensation plans and agreements	1,008	1,962
Payments for:
Repayment of FHLB advances	—	(700,000)
Repayment of long-term debt	(10,000)	(15,000)
Repurchase of vested shares due to employee tax liability	(12,663)	(3,144)
Cash dividends on common stock	(87,880)	(86,984)
Other net financing activities	—	1,019
Net cash provided by financing activities	1,239,486	365,574
Effect of exchange rate changes on cash and cash equivalents	19,985	(3,964)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(141,754)	305,945
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,878,503	1,360,887
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,736,749	$1,666,832

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$98,409	$76,750
Income taxes paid	$11,800	$20,652
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$418,489	$720,670
Investment security transferred from held-to-maturity to available-for-sale	$115,615	$—
Held-to-maturity investment security retained from securitization of loans	$—	$160,135
Loans transferred to OREO	$456	$6,086

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s various subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of September 30, 2017, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, the Trusts are not included on the Consolidated Financial Statements.

The unaudited interim Consolidated Financial Statements presented in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), applicable guidelines prescribed by regulatory authorities, and general practices in the banking industry, reflect all adjustments that, in the opinion of management, are necessary for fair statement of the interim period Consolidated Financial Statements. Certain items on the Consolidated Financial Statements and notes for the prior periods have been reclassified to conform to the current period presentation.

The current period’s results of operations are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the Consolidated Financial Statements are issued for inclusion in the accompanying Consolidated Financial Statements. The unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, included in the Company’s 2016 Form 10-K.

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

In March 2016, the FASB issued ASU 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, to eliminate the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The amendments in ASU 2016-07 also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income (loss) (“AOCI”) at the date the investment becomes qualified for use of the equity method. The Company adopted this guidance prospectively in the first quarter of 2017. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statements of cash flows. The Company adopted this guidance in the first quarter of 2017. The changes that impacted the Company included a requirement that excess tax benefits and deficiencies be recognized as a component of Income tax expense on the Consolidated Statements of Income rather than Additional paid-in capital on the Consolidated Statements of Changes in Stockholders’ Equity as required in the previous guidance. The adoption of this guidance results in increased volatility to the Company’s income tax expense, but does not have a material impact on the Consolidated Balance Sheets or the Consolidated Statements of Changes in Stockholders’ Equity. The income tax expense volatility is dependent on the Company’s stock price on the dates the restricted stock units (“RSUs”) vest, which occur primarily in the first quarter of each year. Net excess tax benefits for RSUs of $4.6 million have been recognized by the Company as a component of Income tax expense on the Consolidated Statements of Income during the nine months ended September 30, 2017. The guidance also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted EPS. In addition, ASU 2016-09 no longer requires a presentation of excess tax benefits and deficiencies as both an operating outflow and a financing inflow on the Consolidated Statements of Cash Flows. Instead, excess tax benefits and deficiencies are recorded along with other income tax cash flows as an operating activity. These changes to the guidance were applied on a prospective basis. The Company has also elected to retain its existing accounting policy election to estimate award forfeitures.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue for contracts to provide goods or services to customers and will replace most existing revenue recognition guidance in the U.S. GAAP when it becomes effective. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASU 2014-09 is effective on January 1, 2018. The guidance should be applied on either a modified retrospective or full retrospective basis. The Company’s revenue is mainly comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income, as well as other revenues from financial instruments such as loans, leases, securities and derivatives. The Company has completed a comprehensive scoping exercise to determine the revenue streams that are in the scope of the guidance and the review of its contracts to ascertain whether certain noninterest income revenue items are within the scope of the new guidance. Based on the completed contract reviews thus far, the adoption of this guidance is not expected to have a material impact on its Consolidated Balance Sheets or Consolidated Statements of Income. The next phase of the Company’s implementation work will be to evaluate any changes that may be required to its applicable disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes recognized in net income, thus eliminating eligibility for the current available-for-sale category. If there is no readily determinable fair value, the guidance allows entities to measure equity investments at cost less impairment, whereby impairment is based on a qualitative assessment. Furthermore, investments in Federal Reserve Bank and FHLB stock are not subject to this guidance and will continue to be presented at cost. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost and changes the presentation of financial assets and financial liabilities on the Consolidated Balance Sheets or in the footnotes. If an entity has elected the fair value option to measure liabilities, the guidance requires the portion of the change in the fair value of a liability resulting from credit risk to be presented in Other comprehensive income. ASU 2016-01 is effective on January 1, 2018. Early adoption is not permitted except for certain specific changes under the fair value option guidance. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the adoption date. The Company does not have a significant amount of equity securities classified as available-for-sale. Additionally, the Company does not have any financial liabilities accounted for under the fair value option. For the guidance that is applicable to us, the accounting will be implemented on a modified retrospective basis through a cumulative-effect adjustment to the Consolidated Balance Sheets as of January 1, 2018, except for the guidance related to equity securities without readily determinable fair values, which should be applied on a prospective basis. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Balance Sheets or Consolidated Statements of Income.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability in the accounting for lease transactions. The guidance requires lessees to recognize right-of-use assets and related lease liabilities for all leases with lease terms of more than 12 months on the Consolidated Balance Sheets, and provide quantitative and qualitative disclosures regarding key information about the leasing arrangements. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. ASU 2016-02 is effective on January 1, 2019, with early adoption permitted. The guidance should be applied using a modified retrospective transition method through a cumulative-effect adjustment. The Company is currently evaluating the potential impact on its Consolidated Financial Statements by reviewing its existing lease contracts and service contracts that may include embedded leases. The Company expects the adoption of ASU 2016-02 to result in additional assets and liabilities, as the Company will be required to recognize operating leases on its Consolidated Balance Sheets. The Company does not expect a material impact to its recognition of operating lease expense on its Consolidated Statements of Income. Upon completion of the contract reviews and consideration of system requirements, the Company will evaluate the impacts of adopting the new accounting guidance on its disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to introduce a new approach based on expected losses to estimate credit losses on certain types of financial instruments, which modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new “expected credit loss” impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loan receivables, available-for-sale and held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. For available-for-sale debt securities with unrealized losses, ASU 2016-13 does not change the measurement method of credit losses, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses, and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The guidance should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. While the Company is still evaluating the impact on its Consolidated Financial Statements, the Company expects that ASU 2016-13 may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses provides for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; 2) the nonaccretable difference on the purchased credit impaired (“PCI”) loans will be recognized as an allowance, offset by an increase in the carrying value of the PCI loans; and 3) an allowance may be established for estimated credit losses on available-for-sale and held-to-maturity debt securities. The amount of the increase will be impacted by the portfolio composition and quality, as well as the economic conditions and forecasts as of the adoption date. The Company has begun its implementation efforts by identifying key interpretive issues, assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the Company to include those amounts that are deemed to be restricted cash and restricted cash equivalents in its cash and cash equivalent balances on the Consolidated Statements of Cash Flows. In addition, the Company is required to explain the changes in the combined total of restricted and unrestricted balances on the Consolidated Statements of Cash Flows. ASU 2016-18 is effective on January 1, 2018, with early adoption permitted. The guidance should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The guidance also eliminates the requirements for any reporting units with a zero or negative carrying amount to perform a qualitative assessment. ASU 2017-04 is effective on January 1, 2020 and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests with measurement dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The guidance does not require any accounting changes for debt securities held at a discount; the discount continues to be amortized as an adjustment of yield over the contractual life (to maturity) of the instrument. ASU 2017-08 is effective on January 1, 2019, with early adoption permitted. The guidance should be applied using a modified retrospective transition method, with the cumulative-effect adjustment recognized to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective on January 1, 2018, with early adoption permitted. The guidance should be applied prospectively to awards modified on or after the adoption date. The Company plans to adopt this guidance in the first quarter of 2018 prospectively.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which better aligns the Company’s risk management activities and financial reporting for hedging relationships through changes to both the description and measurement guidance for qualifying hedging relationships and the presentation of hedge results, expands and refines hedge accounting for both nonfinancial and financial risk components, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item on the Consolidated Financial Statements. ASU 2017-12 is effective on January 1, 2019, with early adoption permitted. Upon adoption, the guidance should be applied using a retrospective transition method to any existing cash flows or net investment hedges through a cumulative-effect adjustment to AOCI to eliminate the separate measurement of ineffectiveness. The amended presentation and disclosure guidance is applied prospectively. The Company is currently evaluating the impact on its Consolidated Financial Statements.

Note 3 — Dispositions

In the first quarter of 2017, the Company completed the sale and leaseback of a commercial property in San Francisco, California for cash consideration of $120.6 million and entered into a leaseback with the buyer for part of the property, consisting of a retail branch and office facilities. The property had a net book value of $31.6 million at the time of sale, resulting in a pre-tax gain of $85.4 million after considering $3.6 million in selling costs. As the leaseback is an operating lease, $71.7 million of the gain was recognized on the closing date, and $13.7 million was deferred and will be recognized over the term of the lease agreement. The first quarter 2017 diluted EPS impact from the sale of the commercial property was $0.28 per share, net of tax.

In the third quarter of 2017, the Company sold its insurance brokerage business, East West Insurance Services, Inc., for $4.3 million, and recorded a pre-tax gain of $3.8 million. The third quarter 2017 diluted EPS impact from the sale of the Company’s insurance brokerage business was $0.02 per share, net of tax.

Note 4 — Fair Value Measurement and Fair Value of Financial Instruments

In determining the fair value of financial instruments, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing an asset or a liability. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy noted below is based on the quality and reliability of the information used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The fair value of the Company’s assets and liabilities is classified and disclosed in one of the following three categories:

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of September 30, 2017
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$526,332	$526,332	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	189,185	—	189,185	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	315,172	—	315,172	—
Residential mortgage-backed securities	1,150,934	—	1,150,934	—
Municipal securities	117,242	—	117,242	—
Non-agency residential mortgage-backed securities:
Investment grade	9,694	—	9,694	—
Corporate debt securities:
Investment grade	2,327	—	2,327	—
Non-investment grade	9,615	—	9,615	—
Foreign bonds:
Investment grade	489,140	—	489,140	—
Other securities	147,135	31,418	102	115,615	(1)
Total available-for-sale investment securities	$2,956,776	$557,750	$2,283,411	$115,615

Derivative assets:
Interest rate swaps and options	$64,822	$—	$64,822	$—
Foreign exchange contracts	14,187	—	14,187	—
Credit risk participation agreements (“RPAs”)	2	—	2	—
Warrants	1,455	—	856	599
Total derivative assets	$80,466	$—	$79,867	$599

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(6,648)	$—	$(6,648)	$—
Interest rate swaps and options	(64,212)	—	(64,212)	—
Foreign exchange contracts	(20,054)	—	(20,054)	—
RPAs	(1)	—	(1)	—
Total derivative liabilities	$(90,915)	$—	$(90,915)	$—

(1)	During the third quarter of 2017, the Company transferred a non-agency commercial mortgage-backed security with a net carrying amount of $115.6 million from held- to-maturity to available-for-sale.

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$720,479	$720,479	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	274,866	—	274,866	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	266,799	—	266,799	—
Residential mortgage-backed securities	1,258,747	—	1,258,747	—
Municipal securities	147,654	—	147,654	—
Non-agency residential mortgage-backed securities:
Investment grade	11,477	—	11,477	—
Corporate debt securities:
Investment grade	222,377	—	222,377	—
Non-investment grade	9,173	—	9,173	—
Foreign bonds:
Investment grade	383,894	—	383,894	—
Other securities	40,329	30,991	9,338	—
Total available-for-sale investment securities	$3,335,795	$751,470	$2,584,325	$—

Derivative assets:
Foreign currency forward contracts	$4,325	$—	$4,325	$—
Interest rate swaps and options	67,578	—	67,578	—
Foreign exchange contracts	11,874	—	11,874	—
RPAs	3	—	3	—
Total derivative assets	$83,780	$—	$83,780	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(5,976)	$—	$(5,976)	$—
Interest rate swaps and options	(65,131)	—	(65,131)	—
Foreign exchange contracts	(11,213)	—	(11,213)	—
RPAs	(3)	—	(3)	—
Total derivative liabilities	$(82,323)	$—	$(82,323)	$—

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There were no assets or liabilities measured using significant unobservable inputs (Level 3) on a recurring basis as of December 31, 2016, and during the three and nine months ended September 30, 2016. The following table presents a reconciliation of the beginning and ending balances for other securities and warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
($ in thousands)	Other securities	Warrants	Other securities	Warrants
Beginning balance	$—	$—	$—	$—
Issuances	—	599	—	599
Transfer from held-to-maturity investment security to available-for-sale investment security	115,615	—	115,615	—
Ending balance	$115,615	$599	$115,615	$599

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers of assets and liabilities measured on a recurring basis into and out of Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2017 and 2016. During the three and nine months ended September 30, 2017, the Company transferred a non-agency commercial mortgage-backed security with a net carrying amount of $115.6 million from held-to-maturity to available-for-sale to reflect the Company’s intent to sell the security under active liquidity management.

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets measured on a recurring basis classified as Level 3 as of September 30, 2017. Significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets or liabilities. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets or liabilities would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Input(s)	Weighted Average
Available-for-sale investment securities:
Other securities	$115,615	Discounted cash flows	Discount margin	191 Basis points

Derivative assets:
Warrants	$599	Black-Scholes option pricing model	Volatility	44%
			Liquidity discount	47%

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

The following tables present the carrying amounts of assets included on the Consolidated Balance Sheets that had fair value changes measured on a nonrecurring basis as of September 30, 2017 and December 31, 2016:

	Assets Measured at Fair Value on a Nonrecurring Basis as of September 30, 2017
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial real estate (“CRE”)	$9,172	$—	$—	$9,172
Commercial and industrial (“C&I”)	32,053	—	—	32,053
Residential	6,079	—	—	6,079
Consumer	633	—	—	633
Total non-PCI impaired loans	$47,937	$—	$—	$47,937
OREO	$1,789	$—	$—	$1,789

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
CRE	$14,908	$—	$—	$14,908
C&I	52,172	—	—	52,172
Residential	2,464	—	—	2,464
Consumer	610	—	—	610
Total non-PCI impaired loans	$70,154	$—	$—	$70,154
OREO	$345	$—	$—	$345
Loans held-for-sale	$22,703	$—	$22,703	$—

The following table presents the fair value adjustments of assets measured on a nonrecurring basis recognized during the three and nine months ended and which were included on the Consolidated Balance Sheets as of September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Non-PCI impaired loans:
CRE	$6	$(282)	$(66)	$1,741
C&I	(16,954)	77	(17,648)	(5,497)
Residential	(3)	(14)	49	(14)
Consumer	—	—	25	17
Total non-PCI impaired loans	$(16,951)	$(219)	$(17,640)	$(3,753)
OREO	$(285)	$(41)	$(286)	$(994)
Loans held-for-sale	$—	$—	$—	$(2,351)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of September 30, 2017 and December 31, 2016:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Input(s)	Weighted Average
September 30, 2017
Non-PCI impaired loans	$30,563	Discounted cash flows	Discount	0% — 82%	19%
	$17,374	Market comparables	Discount (1)	0% — 100%	40%
OREO	$1,789	Appraisal	Selling cost	8%	8%
December 31, 2016
Non-PCI impaired loans	$31,835	Discounted cash flows	Discount	0% — 62%	7%
	$38,319	Market comparables	Discount (1)	0% — 100%	18%
OREO	$345	Appraisal	Selling cost	8%	8%

(1)	Discount is adjusted for factors such as liquidation cost of collateral and selling cost.

The following tables present the carrying and fair values per the fair value hierarchy of certain financial instruments, excluding those measured at fair value on a recurring basis, as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,736,749	$1,736,749	$—	$—	$1,736,749
Interest-bearing deposits with banks	$404,946	$—	$404,946	$—	$404,946
Resale agreements (1)	$1,250,000	$—	$1,236,413	$—	$1,236,413
Restricted equity securities	$73,322	$—	$73,322	$—	$73,322
Loans held-for-sale	$178	$—	$178	$—	$178
Loans held-for-investment, net	$28,239,431	$—	$—	$27,635,961	$27,635,961
Accrued interest receivable	$111,710	$—	$111,710	$—	$111,710
Financial liabilities:
Customer deposits:
Demand, checking, savings and money market deposits	$25,517,121	$—	$25,517,121	$—	$25,517,121
Time deposits	$5,794,541	$—	$5,787,188	$—	$5,787,188
Short-term borrowings	$24,813	$—	$24,813	$—	$24,813
FHLB advances	$323,323	$—	$336,741	$—	$336,741
Repurchase agreements (1)	$50,000	$—	$105,269	$—	$105,269
Long-term debt	$176,513	$—	$139,649	$—	$139,649
Accrued interest payable	$11,017	$—	$11,017	$—	$11,017

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. As of September 30, 2017, $400.0 million out of $450.0 million of repurchase agreements were eligible for netting against resale agreements.

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

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. As of December 31, 2016, $100.0 million out of $450.0 million of repurchase agreements were eligible for netting against resale agreements.

The following is a description of the valuation methodologies and significant assumptions used to measure financial assets and liabilities at fair value, and to estimate fair value for certain financial instruments not recorded at fair value. The description also includes the level of the fair value hierarchy in which the assets or liabilities are classified.

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

Held-to-Maturity Investment Security — The held-to-maturity investment security as of December 31, 2016 was comprised of a floating rate non-agency commercial mortgage-backed security that was subsequently transferred from held-to-maturity to available-for-sale during the three months ended September 30, 2017. This security was categorized under Available-for-sale investment securities — other securities as of September 30, 2017. The fair value of this security is estimated by discounting the future expected cash flows utilizing the underlying index and a discount margin. Other unobservable inputs include conditional prepayment rate, constant default rate and loss severity. Due to the significant unobservable inputs used in estimating the fair value, this security is classified as Level 3.

Available-for-Sale Investment Securities — When available, the Company uses quoted market prices to determine the fair value of available-for-sale investment securities, which are classified as Level 1.  Level 1 available-for-sale investment securities are primarily comprised of U.S. Treasury securities.  Other than the non-agency commercial mortgage-backed security, the fair value of which is described above, the fair value of other available-for-sale investment securities are generally determined by independent external pricing service providers who have experience in valuing these securities or by the average quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company reviewed the methodologies used to develop the resulting fair values.  The available-for-sale investment securities valued using such methods are classified as Level 2.

Loans Held-for-Sale — The Company’s loans held-for-sale are carried at the lower of cost or fair value. Loans held-for-sale were comprised of single-family residential loans as of September 30, 2017, and were primarily comprised of consumer loans as of December 31, 2016. The fair value of loans held-for-sale is derived from current market prices and comparative current sales. The Company records any fair value adjustments on a nonrecurring basis. Loans held-for-sale are classified as Level 2.

Non-PCI Impaired Loans — The fair value of non-PCI impaired loans is measured using the market comparables or discounted cash flow techniques. For CRE and C&I loans, the fair value is based on each loan’s observable market price or the fair value of the collateral less cost to sell, if the loan is collateral dependent. The fair value of collateral is generally based on third party appraisals (or internal evaluation if third party appraisal is not required by regulations) which utilize one or more valuation techniques (income, market and/or cost approaches). All third party appraisals and evaluations are reviewed and validated by independent appraisers or the Company’s appraisal department staffed by licensed appraisers and/or experienced real estate reviewers. The third party appraisals are ordered through the appraisal department (except for one-to-four unit residential appraisals which are typically ordered through an approved appraisal management company or an approved residential appraiser) at the inception, renewal or, for all real estate related loans, upon the occurrence of any events causing a downgrade to an adverse grade (i.e., “substandard” or “doubtful”). Updated appraisals and evaluations are generally obtained within the last 12 months. The Company increases the frequency of obtaining updated appraisals for adversely graded credits when declining market conditions exist. All appraisals include an “as is” market value without conditions as of the effective date of the appraisal. For certain impaired loans, the Company utilizes the discounted cash flow approach and applies a discount derived from historical data. The significant unobservable inputs used in the fair value measurement of non-PCI impaired loans are discounts applied based on the liquidation cost of collateral and selling cost. On a quarterly basis, all nonperforming assets are reviewed to assess whether the current carrying value is supported by the collateral or cash flow and to ensure that the current carrying value is appropriate. Non-PCI impaired loans are classified as Level 3.

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

Other Real Estate Owned — The Company’s OREO represents properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment, which are recorded at estimated fair value less cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less the cost to sell subsequent to acquisition. The fair values of OREO properties are based on third party appraisals or accepted written offers. Refer to the Non-PCI Impaired Loans section above for a detailed discussion on the Company’s policies and procedures related to appraisals and evaluations. On a monthly basis, the current fair market value of each OREO property is reviewed to ensure that the current carrying value is appropriate. The significant unobservable input used is the selling cost. OREO properties are classified as Level 3.

Restricted Equity Securities — Restricted equity securities are comprised of Federal Reserve Bank stock and FHLB stock. Ownership of these securities is restricted to member banks and these securities do not have a readily determinable fair value.  Purchases and sales of these securities are at par value. The carrying amounts of the Company’s restricted equity securities approximate fair value. The valuation of these investments is classified as Level 2.

Accrued Interest Receivable — The carrying amount approximates fair value due to the short-term nature of these instruments. Considering the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Interest Rate Swaps and Options — The Company enters into interest rate swap and option contracts with institutional counterparties to hedge against interest rate swap and option products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or option contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves.  The fair value of the interest rate options, consisting of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps).  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, model-derived credit spreads. As of September 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 of the fair value hierarchy due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future.  These contracts economically hedge against foreign exchange rate fluctuations. The Company also enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company assumes minimal foreign exchange rate risk because the contracts with the customer and the institutional party mirror each other. The fair value is determined at each reporting period based on changes in the foreign exchange rate. These are over-the-counter contracts where quoted market prices are not readily available.  Valuation is measured using conventional valuation methodologies with observable market data.  Valuation depends on the type of derivative, and the nature of the underlying rate and contractual terms including period of maturity, price and index upon which the derivative’s value is based. Key inputs include foreign exchange rates (spot and/or forward rates), volatility of currencies and the correlation of such inputs. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. As of September 30, 2017, foreign exchange forward contracts used to economically hedge the Company’s net investment in East West Bank (China) Limited, a non-U.S. Dollar (“USD”) functional currency subsidiary in China, are included in this caption. See Foreign Currency Forward Contracts in the section below for details on valuation methodologies and significant assumptions.

Customer Deposits — The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking, savings and money market deposits, approximates the carrying amount as these deposits are payable on demand at the measurement date. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2. For time deposits, the fair value is based on the discounted value of contractual cash flows using current market rates for instruments with similar maturities. Due to the observable nature of the inputs used in deriving the estimated fair value, time deposits are classified as Level 2.

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

Foreign Currency Forward Contracts — During the three months ended December 31, 2015, the Company began entering into foreign currency forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited. Previously, the foreign currency forward contracts were eligible for hedge accounting. During the nine months ended September 30, 2017, the foreign currency forward contracts were dedesignated when the hedge relationship ceased to be highly effective. The Company continues to economically hedge its foreign currency exposure resulting from East West Bank (China) Limited and the foreign currency forward contracts are included as part of the “Foreign Exchange Contracts” caption as of September 30, 2017. The fair value of foreign currency forward contracts is valued by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Inputs include spot rates, forward rates and the interest rate curves of the domestic and foreign currency. Interest rate forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Risk Participation Agreements — The Company enters into RPAs, under which the Company assumes its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. The credit spreads of the borrowers used in the calculation are estimated by the Company based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. The Company has determined that the majority of the inputs used to value RPAs are observable. Accordingly, RPAs fall within Level 2 of the fair value hierarchy.

Warrants — The Company obtained warrants to purchase preferred and common stock of technology and life sciences companies as part of the loan origination process. As of September 30, 2017, the warrants included on the Consolidated Financial Statements were from public and private companies. The Company valued these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The option volatility assumption was based on public market indices that include members that operate in similar industries as the companies in our private company portfolio. The model values were further adjusted for a general lack of liquidity due to the private nature of the underlying companies. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. There is a direct correlation between changes in the volatility assumption and the fair value measurement of warrants from private companies, while there is an inverse correlation between changes in the liquidity discount assumption and the fair value measurement of warrants from private companies. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a sensitivity analysis on the option volatility and liquidity discount assumptions is performed.

The fair value estimates presented herein are based on pertinent information available to management as of each reporting date. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Resale agreements are recorded at the balances at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $1.65 billion and $2.10 billion as of September 30, 2017 and December 31, 2016, respectively. The weighted average interest rates were 2.30% and 1.84% as of September 30, 2017 and December 31, 2016, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities were sold. The collateral for the repurchase agreements is primarily comprised of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $450.0 million as of each of September 30, 2017 and December 31, 2016. The weighted average interest rates were 3.56% and 3.15% as of September 30, 2017 and December 31, 2016, respectively.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016:

($ in thousands)	As of September 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments	Collateral Pledged		Net Amount
Resale agreements	$1,650,000	$(400,000)	$1,250,000	$—	$(1,240,568)	(2)	$9,432

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments	Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(400,000)	$50,000	$—	$(50,000)	(3)	$—

($ in thousands)	As of December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Assets				Financial Instruments		Collateral Pledged		Net Amount
Resale agreements	$2,100,000	$(100,000)	$2,000,000	$(150,000)	(1)	$(1,839,120)	(2)	$10,880

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
Liabilities				Financial Instruments		Collateral Posted		Net Amount
Repurchase agreements	$450,000	$(100,000)	$350,000	$(150,000)	(1)	$(200,000)	(3)	$—

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

Note 6 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of available-for-sale investment securities, which are carried at fair value, and the held-to-maturity investment security, which is carried at amortized cost, as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$533,035	$—	$(6,703)	$526,332
U.S. government agency and U.S. government sponsored enterprise debt securities	191,727	81	(2,623)	189,185
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	321,943	326	(7,097)	315,172
Residential mortgage-backed securities	1,154,026	4,790	(7,882)	1,150,934
Municipal securities	116,798	900	(456)	117,242
Non-agency residential mortgage-backed securities:
Investment grade (1)	9,680	21	(7)	9,694
Corporate debt securities:
Investment grade (1)	2,464	—	(137)	2,327
Non-investment grade (1)	10,191	—	(576)	9,615
Foreign bonds:
Investment grade (1) (2)	505,395	229	(16,484)	489,140
Other securities (3)	147,504	3	(372)	147,135
Total available-for-sale investment securities	$2,992,763	$6,350	$(42,337)	$2,956,776
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$—	$—	$—	$—
Total investment securities	$2,992,763	$6,350	$(42,337)	$2,956,776

	As of December 31, 2016
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$730,287	$21	$(9,829)	$720,479
U.S. government agency and U.S. government sponsored enterprise debt securities	277,891	224	(3,249)	274,866
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	272,672	345	(6,218)	266,799
Residential mortgage-backed securities	1,266,372	3,924	(11,549)	1,258,747
Municipal securities	148,302	1,252	(1,900)	147,654
Non-agency residential mortgage-backed securities:
Investment grade (1)	11,592	—	(115)	11,477
Corporate debt securities:
Investment grade (1)	222,190	562	(375)	222,377
Non-investment grade (1)	10,191	—	(1,018)	9,173
Foreign bonds:
Investment grade (1) (2)	405,443	30	(21,579)	383,894
Other securities	40,501	337	(509)	40,329
Total available-for-sale investment securities	$3,385,441	$6,695	$(56,341)	$3,335,795
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security (3)	$143,971	$622	$—	$144,593
Total investment securities	$3,529,412	$7,317	$(56,341)	$3,480,388

(1)
Available-for-sale investment securities rated BBB- or higher by Standard &Poor’s (“S&P”) or Baa3 or higher by Moody’s are considered investment grade.  Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade. Classifications are based on the lower of the credit ratings by S&P or Moody’s.

(2)	Fair values of foreign bonds include $458.9 million and $353.6 million of multilateral development bank bonds as of September 30, 2017 and December 31, 2016, respectively.

(3)	During the third quarter of 2017, the Company transferred a non-agency commercial mortgage-backed security with a net carrying amount of $115.6 million from held-to-maturity to available-for-sale.

Unrealized Losses

The following tables present the gross unrealized losses and related fair values of the Company’s investment portfolio, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$415,507	$(4,615)	$110,825	$(2,088)	$526,332	$(6,703)
U.S. government agency and U.S. government sponsored enterprise debt securities	96,681	(367)	54,512	(2,256)	151,193	(2,623)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	120,070	(1,721)	155,128	(5,376)	275,198	(7,097)
Residential mortgage-backed securities	365,038	(2,344)	288,768	(5,538)	653,806	(7,882)
Municipal securities	22,010	(222)	11,256	(234)	33,266	(456)
Non-agency residential mortgage-backed securities:
Investment grade	4,715	(7)	—	—	4,715	(7)
Corporate debt securities:
Investment grade	—	—	2,327	(137)	2,327	(137)
Non-investment grade	—	—	9,615	(576)	9,615	(576)
Foreign bonds:
Investment grade	73,619	(873)	344,298	(15,611)	417,917	(16,484)
Other securities	31,223	(372)	—	—	31,223	(372)
Total available-for-sale investment securities	$1,128,863	$(10,521)	$976,729	$(31,816)	$2,105,592	$(42,337)
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$—	$—	$—	$—	$—	$—
Total investment securities	$1,128,863	$(10,521)	$976,729	$(31,816)	$2,105,592	$(42,337)

	As of December 31, 2016
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$670,268	$(9,829)	$—	$—	$670,268	$(9,829)
U.S. government agency and U.S. government sponsored enterprise debt securities	203,901	(3,249)	—	—	203,901	(3,249)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	202,106	(5,452)	29,201	(766)	231,307	(6,218)
Residential mortgage-backed securities	629,324	(9,594)	119,603	(1,955)	748,927	(11,549)
Municipal securities	57,655	(1,699)	2,692	(201)	60,347	(1,900)
Non-agency residential mortgage-backed securities:
Investment grade	5,033	(101)	6,444	(14)	11,477	(115)
Corporate debt securities:
Investment grade	—	—	71,667	(375)	71,667	(375)
Non-investment grade	—	—	9,173	(1,018)	9,173	(1,018)
Foreign bonds:
Investment grade	363,618	(21,327)	14,258	(252)	377,876	(21,579)
Other securities	30,991	(509)	—	—	30,991	(509)
Total available-for-sale investment securities	$2,162,896	$(51,760)	$253,038	$(4,581)	$2,415,934	$(56,341)
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	$—	$—	$—	$—	$—	$—
Total investment securities	$2,162,896	$(51,760)	$253,038	$(4,581)	$2,415,934	$(56,341)

For each reporting period, the Company examines all individual securities that are in an unrealized loss position for OTTI.  For discussion of the factors and criteria the Company uses in analyzing securities for OTTI, see Note 1 — Summary of Significant Accounting Policies — Available-for-Sale Investment Securities to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

The unrealized losses were primarily attributable to the yield curve movement, in addition to widened liquidity and credit spreads. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company believes that the gross unrealized losses detailed in the previous tables are temporary and not due to reasons of credit quality. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, no impairment loss was recorded on the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, the Company had 146 available-for-sale investment securities in an unrealized loss position with no credit impairment, primarily comprised of 79 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 22 U.S. Treasury securities and 14 investment grade foreign bonds. In comparison, as of December 31, 2016, the Company had 170 available-for-sale investment securities in an unrealized loss position with no credit impairment, primarily comprised of 82 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 26 U.S. Treasury securities and 13 investment grade foreign bonds.

During the first quarter of 2016, the Company obtained a non-agency commercial mortgage-backed security, through the securitization of multifamily real estate loans, which was classified as held-to-maturity and recorded at amortized cost. During the third quarter of 2017, the Company transferred this non-agency commercial mortgage-backed security with a net carrying amount of $115.6 million from held-to-maturity to available-for-sale. The transfer reflects the Company’s intent to sell the security under active liquidity management.

Other-Than-Temporary Impairment

No OTTI credit losses were recognized for the three and nine months ended September 30, 2017 and 2016.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and losses, and tax expense related to the sales of available-for-sale investment securities for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$124,887	$143,513	$676,776	$1,008,256
Gross realized gains	$1,539	$1,790	$6,733	$8,593
Gross realized losses	$—	$—	$—	$(125)
Related tax expense	$647	$752	$2,831	$3,560

Scheduled Maturities of Investment Securities

The following table presents the scheduled maturities of available-for-sale investment securities as of September 30, 2017:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$638,257	$621,343
Due after one year through five years	629,892	623,058
Due after five years through ten years	176,117	172,902
Due after ten years	1,548,497	1,539,473
Total available-for-sale investment securities	$2,992,763	$2,956,776

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Available-for-sale investment securities with fair values of $584.9 million and $767.4 million as of September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window and for other purposes required or permitted by law.

Restricted Equity Securities

Restricted equity securities include stock of the Federal Reserve Bank and of the FHLB. Restricted equity securities are carried at cost as these securities do not have a readily determinable fair value. The following table presents the restricted equity securities as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017	December 31, 2016
Federal Reserve Bank stock	$56,072	$55,525
FHLB stock	17,250	17,250
Total	$73,322	$72,775

Note 7 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily including interest rate risk and foreign currency risk, and to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates are not significant to earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company’s investment in its China subsidiary, East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

The following table presents the total notional and fair value of the Company’s derivatives as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017				December 31, 2016
	Notional Amount		Fair Value		Notional Amount	Fair Value
			Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit	$42,566		$—	$6,648	$48,365	$—	$5,976
Foreign currency forward contracts	—		—	—	83,026	4,325	—
Total derivatives designated as hedging instruments	$42,566		$—	$6,648	$131,391	$4,325	$5,976
Derivatives not designated as hedging instruments:
Interest rate swaps and options	$8,742,980		$64,822	$64,212	$7,668,482	$67,578	$65,131
Foreign exchange contracts	1,131,414		14,187	20,054	767,764	11,874	11,213
RPAs	68,387		2	1	71,414	3	3
Warrants	—	(2)	1,455	—	—	—	—
Total derivatives not designated as hedging instruments	$9,942,781		$80,466	$84,267	$8,507,660	$79,455	$76,347

(1)	Derivative assets and derivative liabilities are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets.

(2)	The Company held four warrants in public companies and 32 warrants in private companies as of September 30, 2017.

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

As of September 30, 2017 and December 31, 2016, the total notional amounts of the interest rate swaps on certificates of deposit were $42.6 million and $48.4 million, respectively. The fair value liabilities of the interest rate swaps were $6.6 million and $6.0 million as of September 30, 2017 and December 31, 2016, respectively.

The following table presents the net gains (losses) recognized on the Consolidated Statements of Income related to the derivatives designated as fair value hedges for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$37	$(1,327)	$(1,486)	$3,044
Recognized on certificates of deposit	$(116)	$674	$1,236	$(2,688)

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. During the fourth quarter of 2015, the Company began entering into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in China, against the risk of adverse changes in the foreign currency exchange rate. The Company recorded the changes in the carrying amount of its China subsidiary in the Foreign currency translation adjustment account within AOCI. Simultaneously, the effective portion of the hedge of this exposure was also recorded in the Foreign currency translation adjustment account and the ineffective portion, if any, was recorded in current earnings. During the first quarter of 2017, the Company discontinued hedge accounting prospectively. The cumulative effective portion of the net investment hedges recorded through the point of dedesignation remained in the Foreign currency translation adjustment account within AOCI, and will be reclassified into earnings only upon the sale or liquidation of the China subsidiary. The Company continues to economically hedge its foreign currency exposure in its China subsidiary through foreign exchange forward contracts, which were included as part of the Derivatives Not Designated as Hedging Instruments — “Foreign Exchange Contracts” caption as of September 30, 2017.

As of September 30, 2017, there were no derivative contracts designated as net investment hedges. As of December 31, 2016, the total notional amount and fair value of the foreign currency forward contracts designated as net investment hedges were $83.0 million and a $4.3 million asset, respectively. The following table presents the gains (losses) recorded in the Foreign currency translation adjustment account within AOCI related to the effective portion of the net investment hedges and the ineffective portion recorded on the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gains (losses) recognized in AOCI on net investment hedges (effective portion)	$—	$69	$(648)	$296
Losses recognized in foreign exchange income (ineffective portion)	$—	$(236)	$(1,953)	$(667)

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps and Options — The Company enters into interest rate derivatives including interest rate swaps and options with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties. As of September 30, 2017, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $4.37 billion for derivatives that were in an asset valuation position and $4.37 billion for derivatives that were in a liability valuation position. As of December 31, 2016, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $3.86 billion for derivatives that were in an asset valuation position and $3.81 billion for derivatives that were in a liability valuation position. The fair value of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $64.8 million asset and a $64.2 million liability as of September 30, 2017. The fair value of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $67.6 million asset and a $65.1 million liability as of December 31, 2016.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, primarily comprised of forward, swap and spot contracts to enable its customers to hedge their transactions in foreign currencies against fluctuations in foreign exchange rates, and also to allow the Company to economically hedge against foreign currency fluctuations in certain foreign currency denominated deposits that it offers to its customers, as well as the Company’s investment in its China subsidiary, East West Bank (China) Limited. For a majority of the foreign exchange transactions entered with its customers, the Company enters into offsetting foreign exchange contracts with institutional counterparties to mitigate the foreign exchange risk. A majority of these contracts have original maturities of one year or less. As of September 30, 2017 and December 31, 2016, the total notional amounts of the foreign exchange contracts were $1.13 billion and $767.8 million, respectively.  The fair values of the foreign exchange contracts recorded were a $14.2 million asset and a $20.1 million liability as of September 30, 2017. The fair values of the foreign exchange contracts recorded were an $11.9 million asset and an $11.2 million liability as of December 31, 2016.

Credit Risk Participation Agreements — The Company has entered into RPAs under which the Company assumed its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The Company may or may not be a party to the interest rate derivative contract and enters into such RPAs in instances where the Company is a party to the related loan participation agreement with the borrower. The Company will make or receive payments under the RPAs if the borrower defaults on its obligation to perform under the interest rate derivative contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amount of the RPAs reflect the Company’s pro-rata share of the derivative instrument. As of September 30, 2017, the notional amount and fair value of the RPAs purchased were $47.8 million and a $1 thousand liability, respectively. As of September 30, 2017, the notional amount and fair value of the RPAs sold were $20.6 million and a $2 thousand asset, respectively. As of December 31, 2016, the notional amount and fair value of the RPAs purchased were $48.3 million and a $3 thousand liability, respectively. As of December 31, 2016, the notional amount and fair value of the RPAs sold were $23.1 million and a $3 thousand asset, respectively. Assuming all underlying borrowers referenced in the interest rate derivative contracts defaulted as of September 30, 2017 and December 31, 2016, the exposures from the RPAs purchased would be $92 thousand and $179 thousand, respectively.  As of September 30, 2017 and December 31, 2016, the weighted average remaining maturities of the outstanding RPAs were 3.0 years and 3.7 years, respectively.

Warrants — The Company obtained warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process. As of September 30, 2017, the Company held four warrants in public companies and 32 warrants in private companies. The fair values of the warrants for public and private companies were an $856 thousand asset and a $599 thousand asset, respectively, totaling $1.5 million as of September 30, 2017.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statements of Income related to derivatives not designated as hedging instruments for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Location in Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Interest rate swaps and options	Derivative fees and other income	$(94)	$411	$(1,838)	$(2,220)
Foreign exchange contracts	Foreign exchange income	3,720	3,787	17,936	10,982
RPAs	Derivative fees and other income	—	4	1	(7)
Warrants	Ancillary loan fees and other income	669	—	1,455	—
Net gains		$4,295	$4,202	$17,554	$8,755

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. In the event that East West Bank’s credit rating is downgraded to below investment grade, no additional collateral would be required to be posted, since the liabilities related to such contracts were fully collateralized as of September 30, 2017 and December 31, 2016.

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

As of September 30, 2017
($ in thousands)	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
						Derivative Amount		Collateral Received		Net Amount
Derivatives Assets	$80,466	$57,720	$22,746	$—	$22,746	$(20,240)	(1)	$(2,230)	(2)	$276

	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
						Derivative Amount		Collateral Posted		Net Amount
Derivatives Liabilities	$90,915	$17,814	$73,101	$—	$73,101	$(20,240)	(1)	$(52,851)	(3)	$10

As of December 31, 2016
($ in thousands)	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
						Derivative Amounts		Collateral Received		Net Amount
Derivatives Assets	$83,780	$51,218	$32,562	$—	$32,562	$(20,991)	(1)	$(10,687)	(2)	$884

	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
						Derivative Amounts		Collateral Posted		Net Amount
Derivatives Liabilities	$82,323	$24,097	$58,226	$—	$58,226	$(20,991)	(1)	$(36,349)	(3)	$886

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents cash and securities received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements. No cash collateral was received as of September 30, 2017. Includes $8.1 million of cash collateral received as of December 31, 2016.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements. Includes $18.0 million and $170 thousand of cash collateral posted as of September 30, 2017 and December 31, 2016, respectively.

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

The following table presents the composition of the Company’s non-PCI and PCI loans as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017			December 31, 2016
	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)
CRE:
Income producing	$8,530,519	$313,257	$8,843,776	$7,667,661	$348,448	$8,016,109
Construction	572,027	—	572,027	551,560	—	551,560
Land	111,006	371	111,377	121,276	1,918	123,194
Total CRE	9,213,552	313,628	9,527,180	8,340,497	350,366	8,690,863
C&I:
Commercial business	9,763,688	12,566	9,776,254	8,921,246	38,387	8,959,633
Trade finance	868,902	—	868,902	680,930	—	680,930
Total C&I	10,632,590	12,566	10,645,156	9,602,176	38,387	9,640,563
Residential:
Single-family	4,234,017	121,992	4,356,009	3,370,669	139,110	3,509,779
Multifamily	1,808,311	68,645	1,876,956	1,490,285	95,654	1,585,939
Total residential	6,042,328	190,637	6,232,965	4,860,954	234,764	5,095,718
Consumer	2,104,614	15,442	2,120,056	2,057,067	18,928	2,075,995
Total loans held-for-investment	$27,993,084	$532,273	$28,525,357	$24,860,694	$642,445	$25,503,139
Allowance for loan losses	(285,858)	(68)	(285,926)	(260,402)	(118)	(260,520)
Loans held-for-investment, net	$27,707,226	$532,205	$28,239,431	$24,600,292	$642,327	$25,242,619

(1)	Includes $(29.2) million and $1.2 million as of September 30, 2017 and December 31, 2016, respectively, of net deferred loan fees, unearned income, unamortized premiums and unaccreted discounts.

(2)	Loans net of ASC 310-30 discount.

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

Consumer loans are comprised of home equity lines of credit (“HELOCs”), insurance premium financing loans, credit card and auto loans. As of September 30, 2017 and December 31, 2016, the Company’s HELOCs were the largest component of the consumer loan portfolio, and were secured by one-to-four unit residential properties located in its primary lending areas. The HELOCs loan portfolio is largely comprised of loans originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less at origination. The Company is in a first lien position for many of these reduced documentation HELOCs. These loans have historically experienced low delinquency and default rates.

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

As of September 30, 2017 and December 31, 2016, loans totaling $18.18 billion and $16.44 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the Federal Reserve Bank and the FHLB.

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

The following tables present the credit risk ratings for non-PCI loans by portfolio segment as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
CRE:
Income producing	$8,341,970	$74,028	$114,521	$—	$—	$8,530,519
Construction	540,851	22,176	9,000	—	—	572,027
Land	96,160	—	14,846	—	—	111,006
C&I:
Commercial business	9,447,163	142,531	152,975	21,019	—	9,763,688
Trade finance	830,268	18,631	20,003	—	—	868,902
Residential:
Single-family	4,199,554	11,501	22,962	—	—	4,234,017
Multifamily	1,789,351	—	18,960	—	—	1,808,311
Consumer	2,080,056	9,683	14,875	—	—	2,104,614
Total	$27,325,373	$278,550	$368,142	$21,019	$—	$27,993,084

($ in thousands)	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non-PCI Loans
CRE:
Income producing	$7,476,804	$29,005	$161,852	$—	$—	$7,667,661
Construction	551,560	—	—	—	—	551,560
Land	107,976	—	13,290	10	—	121,276
C&I:
Commercial business	8,559,674	155,276	201,139	5,157	—	8,921,246
Trade finance	635,027	9,435	36,460	—	8	680,930
Residential:
Single-family	3,341,015	10,179	19,475	—	—	3,370,669
Multifamily	1,462,522	2,268	25,495	—	—	1,490,285
Consumer	2,043,405	6,764	6,898	—	—	2,057,067
Total	$24,177,983	$212,927	$464,609	$5,167	$8	$24,860,694

The following tables present the credit risk ratings for PCI loans by portfolio segment as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total PCI Loans
CRE:
Income producing	$261,907	$—	$51,350	$—	$—	$313,257
Land	44	—	327	—	—	371
C&I:
Commercial business	11,205	90	1,271	—	—	12,566
Residential:
Single-family	118,281	1,769	1,942	—	—	121,992
Multifamily	64,455	—	4,190	—	—	68,645
Consumer	13,962	364	1,116	—	—	15,442
Total (1)	$469,854	$2,223	$60,196	$—	$—	$532,273

($ in thousands)	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total PCI Loans
CRE:
Income producing	$293,529	$3,239	$51,680	$—	$—	$348,448
Land	1,562	—	356	—	—	1,918
C&I:
Commercial business	33,885	772	3,730	—	—	38,387
Residential:
Single-family	136,245	1,239	1,626	—	—	139,110
Multifamily	86,190	—	9,464	—	—	95,654
Consumer	17,433	316	1,179	—	—	18,928
Total (1)	$568,844	$5,566	$68,035	$—	$—	$642,445

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status. Additionally, non-PCI loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
CRE:
Income producing	$5,211	$1,924	$7,135	$4,853	$19,949	$24,802	$8,498,582	$8,530,519
Construction	9,000	—	9,000	—	—	—	563,027	572,027
Land	—	—	—	10	4,173	4,183	106,823	111,006
C&I:
Commercial business	16,315	108	16,423	34,844	38,540	73,384	9,673,881	9,763,688
Trade finance	—	—	—	—	—	—	868,902	868,902
Residential:
Single-family	16,765	1,560	18,325	—	6,639	6,639	4,209,053	4,234,017
Multifamily	7,476	664	8,140	1,456	1,164	2,620	1,797,551	1,808,311
Consumer	8,837	5,346	14,183	93	3,004	3,097	2,087,334	2,104,614
Total	$63,604	$9,602	$73,206	$41,256	$73,469	$114,725	$27,805,153	$27,993,084

($ in thousands)	December 31, 2016
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
CRE:
Income producing	$6,233	$14,080	$20,313	$14,872	$12,035	$26,907	$7,620,441	$7,667,661
Construction	4,994	—	4,994	—	—	—	546,566	551,560
Land	—	—	—	433	4,893	5,326	115,950	121,276
C&I:
Commercial business	45,052	2,279	47,331	60,511	20,737	81,248	8,792,667	8,921,246
Trade finance	—	—	—	8	—	8	680,922	680,930
Residential:
Single-family	9,595	8,076	17,671	—	4,214	4,214	3,348,784	3,370,669
Multifamily	3,951	374	4,325	2,790	194	2,984	1,482,976	1,490,285
Consumer	3,327	3,228	6,555	165	1,965	2,130	2,048,382	2,057,067
Total	$73,152	$28,037	$101,189	$78,779	$44,038	$122,817	$24,636,688	$24,860,694

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. Refer to the discussion on PCI loans within this note for additional details on interest income recognition. As of September 30, 2017 and December 31, 2016, PCI loans on nonaccrual status totaled $5.7 million and $11.7 million, respectively.

Loans in Process of Foreclosure

As of September 30, 2017 and December 31, 2016, the Company had $6.3 million and $3.1 million, respectively, of recorded investments in residential and consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions, which were not included in OREO. A foreclosed residential real estate property with a carrying amount of $391 thousand was included in total net OREO of $2.3 million as of September 30, 2017. In comparison, foreclosed residential real estate properties with a carrying amount of $401 thousand were included in total net OREO of $6.7 million as of December 31, 2016.

Troubled Debt Restructurings

Potential troubled debt restructurings (“TDRs”) are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty in order to maximize the Company’s recovery. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered.

The following tables present the additions to non-PCI TDRs for the three and nine months ended September 30, 2017 and 2016:

	Loans Modified as TDRs During the Three Months Ended September 30,
($ in thousands)	2017				2016
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	1	$172	$172	$8	—	$—	$—	$—
C&I:
Commercial business	10	$15,143	$14,927	$65	3	$493	$475	$93

	Loans Modified as TDRs During the Nine Months Ended September 30,
($ in thousands)	2017				2016
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
CRE:
Income producing	2	$1,699	$1,648	$8	3	$15,899	$15,730	$43
Land	—	$—	$—	$—	1	$5,522	$5,233	$—
C&I:
Commercial business	15	$29,541	$28,796	$10,365	8	$22,182	$9,113	$2,711
Trade finance	—	$—	$—	$—	2	$7,901	$3,025	$—
Residential:
Single-family	—	$—	$—	$—	2	$1,071	$1,065	$—
Multifamily	1	$3,655	$3,620	$112	—	$—	$—	$—
Consumer	—	$—	$—	$—	1	$344	$337	$1

(1)	Includes subsequent payments after modification and reflects the balance as of September 30, 2017 and 2016.

(2)	The financial impact includes charge-offs and specific reserves recorded at the modification date.

The following tables present the non-PCI TDR modifications for the three and nine months ended September 30, 2017 and 2016 by modification type:

($ in thousands)	Modification Type During the Three Months Ended September 30, 2017
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other	Total
CRE	$172	$—	$—	$—	$—	$172
C&I	14,903	24	—	—	—	14,927
Total	$15,075	$24	$—	$—	$—	$15,099

($ in thousands)	Modification Type During the Three Months Ended September 30, 2016
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other	Total
C&I	$444	$—	$—	$31	$—	$475
Total	$444	$—	$—	$31	$—	$475

($ in thousands)	Modification Type During the Nine Months Ended September 30, 2017
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other	Total
CRE	$1,648	$—	$—	$—	$—	$1,648
C&I	18,289	10,507	—	—	—	28,796
Residential	3,620	—	—	—	—	3,620
Total	$23,557	$10,507	$—	$—	$—	$34,064

($ in thousands)	Modification Type During the Nine Months Ended September 30, 2016
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other	Total
CRE	$19,812	$—	$—	$—	$1,151	$20,963
C&I	10,218	—	1,288	32	600	12,138
Residential	266	—	799	—	—	1,065
Consumer	337	—	—	—	—	337
Total	$30,633	$—	$2,087	$32	$1,751	$34,503

(1)	Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Includes principal and interest deferments or reductions.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to have defaulted. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following tables present information for loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three and nine months ended September 30, 2017 and 2016, and were still in default at the respective period end:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended September 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
CRE:
Income producing	—	$—	1	$1,000
C&I:
Commercial business	1	$9,386	—	$—

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Nine Months Ended September 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
CRE:
Income producing	—	$—	1	$1,000
C&I:
Commercial business	1	$9,386	2	$119
Consumer	1	$48	—	$—

The amount of additional funds committed to lend to borrowers whose terms have been modified was $612 thousand and $9.9 million as of September 30, 2017 and December 31, 2016, respectively.

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

The following tables present information on the non-PCI impaired loans as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
CRE:
Income producing	$35,133	$28,908	$6,241	$35,149	$1,011
Land	4,183	4,173	10	4,183	1
C&I:
Commercial business	89,233	50,700	38,392	89,092	18,183
Trade finance	4,786	—	4,708	4,708	786
Residential:
Single-family	15,868	1,867	14,032	15,899	572
Multifamily	12,224	6,062	6,170	12,232	194
Consumer	4,298	1,303	2,998	4,301	4
Total	$165,725	$93,013	$72,551	$165,564	$20,751

($ in thousands)	December 31, 2016
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
CRE:
Income producing	$50,718	$32,507	$14,001	$46,508	$1,263
Land	6,457	5,427	443	5,870	63
C&I:
Commercial business	162,239	78,316	42,137	120,453	10,443
Trade finance	5,227	—	5,166	5,166	34
Residential:
Single-family	15,435	—	14,335	14,335	687
Multifamily	11,181	5,684	4,357	10,041	180
Consumer	4,016	—	3,682	3,682	31
Total	$255,273	$121,934	$84,121	$206,055	$12,701

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
CRE:
Income producing	$37,489	$179	$52,116	$464	$37,238	$535	$52,221	$1,368
Land	4,337	—	6,622	9	4,484	—	6,777	26
C&I:
Commercial business	93,278	242	91,290	258	94,709	799	92,805	648
Trade finance	4,216	53	9,005	33	4,444	122	10,028	166
Residential:
Single-family	16,124	111	13,438	72	16,141	325	13,517	220
Multifamily	12,532	108	20,585	77	12,540	324	20,646	231
Consumer	4,492	14	1,571	16	4,455	41	1,575	48
Total non-PCI impaired loans	$172,468	$707	$194,627	$929	$174,011	$2,146	$197,569	$2,707

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal and not as interest income.

Allowance for Credit Losses

The following tables present a summary of activities in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30, 2017
	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$73,985	$150,136	$43,679	$8,438	$276,238	$78	$276,316
(Reversal of) provision for loan losses	(346)	15,656	(583)	(1,269)	13,458	(10)	13,448
Charge-offs	—	(7,359)	—	(65)	(7,424)	—	(7,424)
Recoveries	610	2,165	809	2	3,586	—	3,586
Net recoveries (charge-offs)	610	(5,194)	809	(63)	(3,838)	—	(3,838)
Ending balance	$74,249	$160,598	$43,905	$7,106	$285,858	$68	$285,926

($ in thousands)	Three Months Ended September 30, 2016
	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$78,102	$148,427	$31,561	$8,421	$266,511	$257	$266,768
(Reversal of) provision for loan losses	(6,598)	18,548	309	(644)	11,615	(101)	11,514
Charge-offs	(309)	(23,696)	(29)	(13)	(24,047)	—	(24,047)
Recoveries	634	165	654	124	1,577	—	1,577
Net recoveries (charge-offs)	325	(23,531)	625	111	(22,470)	—	(22,470)
Ending balance	$71,829	$143,444	$32,495	$7,888	$255,656	$156	$255,812

($ in thousands)	Nine Months Ended September 30, 2017
	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$72,804	$142,166	$37,333	$8,099	$260,402	$118	$260,520
(Reversal of) provision for loan losses	(120)	28,576	4,815	(1,087)	32,184	(50)	32,134
Charge-offs	(149)	(19,802)	(1)	(72)	(20,024)	—	(20,024)
Recoveries	1,714	9,658	1,758	166	13,296	—	13,296
Net recoveries (charge-offs)	1,565	(10,144)	1,757	94	(6,728)	—	(6,728)
Ending balance	$74,249	$160,598	$43,905	$7,106	$285,858	$68	$285,926

($ in thousands)	Nine Months Ended September 30, 2016
	Non-PCI Loans					PCI Loans	Total
	CRE	C&I	Residential	Consumer	Total
Beginning balance	$81,191	$134,597	$39,292	$9,520	$264,600	$359	$264,959
(Reversal of) provision for loan losses	(9,731)	38,549	(7,679)	(1,887)	19,252	(203)	19,049
Charge-offs	(504)	(31,770)	(166)	(17)	(32,457)	—	(32,457)
Recoveries	873	2,068	1,048	272	4,261	—	4,261
Net recoveries (charge-offs)	369	(29,702)	882	255	(28,196)	—	(28,196)
Ending balance	$71,829	$143,444	$32,495	$7,888	$255,656	$156	$255,812

For further information on accounting policies and the methodologies used to estimate the allowance for credit losses and loan charge-offs, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

The following table presents a summary of activities in the allowance for unfunded credit reserves for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$15,188	$20,318	$16,121	$20,360
Reversal of unfunded credit reserves	(452)	(1,989)	(1,385)	(2,031)
Ending balance	$14,736	$18,329	$14,736	$18,329

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

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017
	CRE	C&I	Residential	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$1,012	$18,969	$766	$4	$20,751
Collectively evaluated for impairment	73,237	141,629	43,139	7,102	265,107
Acquired with deteriorated credit quality	68	—	—	—	68
Ending balance	$74,317	$160,598	$43,905	$7,106	$285,926

Recorded investment in loans
Individually evaluated for impairment	$39,332	$93,800	$28,131	$4,301	$165,564
Collectively evaluated for impairment	9,174,220	10,538,790	6,014,197	2,100,313	27,827,520
Acquired with deteriorated credit quality (1)	313,628	12,566	190,637	15,442	532,273
Ending balance (1)	$9,527,180	$10,645,156	$6,232,965	$2,120,056	$28,525,357

($ in thousands)	December 31, 2016
	CRE	C&I	Residential	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$1,326	$10,477	$867	$31	$12,701
Collectively evaluated for impairment	71,478	131,689	36,466	8,068	247,701
Acquired with deteriorated credit quality	112	1	5	—	118
Ending balance	$72,916	$142,167	$37,338	$8,099	$260,520

Recorded investment in loans
Individually evaluated for impairment	$52,378	$125,619	$24,376	$3,682	$206,055
Collectively evaluated for impairment	8,288,119	9,476,557	4,836,578	2,053,385	24,654,639
Acquired with deteriorated credit quality (1)	350,366	38,387	234,764	18,928	642,445
Ending balance (1)	$8,690,863	$9,640,563	$5,095,718	$2,075,995	$25,503,139

(1)	Loans net of ASC 310-30 discount.

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

The following table presents the changes in accretable yield for PCI loans for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$118,625	$166,777	$136,247	$214,907
Accretion	(10,747)	(14,827)	(32,108)	(53,510)
Changes in expected cash flows	2,078	311	5,817	(9,136)
Ending balance	$109,956	$152,261	$109,956	$152,261

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value. When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.

As of September 30, 2017, loans held-for-sale amounted to $178 thousand, which were comprised of single-family residential loans. In comparison, as of December 31, 2016, loans held-for-sale amounted to $23.1 million, which were primarily comprised of consumer loans. Loans transferred from held-for-investment to held-for-sale were $74.5 million and $418.5 million during the three and nine months ended September 30, 2017, respectively. These loan transfers were primarily comprised of C&I loans for both periods. In comparison, $144.9 million and $720.7 million of loans were transferred from held-for-investment to held-for-sale during the three and nine months ended September 30, 2016, respectively. These loan transfers were primarily comprised of C&I, multifamily residential and CRE loans for both periods. The Company recorded $232 thousand and $441 thousand in write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and nine months ended September 30, 2017, respectively. In comparison, there were no write-downs and $1.9 million of write-downs recorded to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and nine months ended September 30, 2016, respectively.

During the three and nine months ended September 30, 2017, the Company sold $33.8 million and $101.4 million, respectively, in originated loans, resulting in net gains of $2.3 million and $5.5 million, respectively. Originated loans sold during these periods were primarily comprised of C&I and CRE loans. In comparison, the Company sold $107.3 million in originated loans during the three months ended September 30, 2016, resulting in net gains of $2.2 million. Originated loans sold during this period were primarily comprised of C&I and CRE loans. During the nine months ended September 30, 2016, the Company sold or securitized $529.5 million in originated loans, resulting in net gains of $9.3 million. Included in these amounts were $201.7 million of multifamily residential loans securitized during the first quarter of 2016, which resulted in net gains of $1.1 million, $641 thousand in mortgage servicing rights and $160.1 million of held-to-maturity investment security that were recorded. The remaining $327.8 million of originated loans sold during the nine months ended September 30, 2016, primarily comprising of CRE and C&I loans, resulted in net gains of $8.2 million.

During the three and nine months ended September 30, 2017, the Company purchased $72.4 million and $441.1 million loans, respectively, compared to $256.2 million and $1.04 billion during the three and nine months ended September 30, 2016, respectively. Purchased loans for each of the three and nine months ended September 30, 2017 were primarily comprised of C&I syndication loans. Purchased loans for each of the three and nine months ended September 30, 2016 were primarily comprised of C&I syndication loans and single-family residential loans. The higher loans purchased for the three and nine months ended September 30, 2016, primarily included $165.8 million and $488.3 million, respectively, of single-family residential loans purchased for Community Reinvestment Act (“CRA”) purposes.

From time to time, the Company purchases and sells loans in the secondary market. Certain purchased loans are transferred from held-for-investment to held-for-sale and write-downs to allowance for loan losses are recorded, when appropriate. During the three and nine months ended September 30, 2017, the Company sold loans of $57.4 million and $354.5 million, respectively, in the secondary market at net gains of $19 thousand and $1.2 million, respectively. In comparison, the Company sold loans of $45.8 million and $179.4 million for the three and nine months ended September 30, 2016, respectively, in the secondary market. Loan sales in the secondary market resulted in no gains or losses and $69 thousand in net gains recorded for the three and nine months ended September 30, 2016, respectively.

The Company records valuation adjustments in Net gains on sales of loans on the Consolidated Statements of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value. For each of the three months ended September 30, 2017 and 2016, no valuation adjustments were recorded. For the nine months ended September 30, 2017 and 2016, the Company recorded $61 thousand and $2.4 million, respectively, in valuation adjustments.

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

The following table presents the balances of the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of the periods indicated:

($ in thousands)	September 30, 2017	December 31, 2016
Investments in qualified affordable housing partnerships, net	$178,344	$183,917
Accrued expenses and other liabilities — Unfunded commitments	$63,607	$57,243

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the periods indicated:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tax credits and other tax benefits recognized	$15,840	$8,591	$35,027	$26,561
Amortization expense included in income tax expense	$8,944	$6,612	$22,945	$20,923

Investments in Tax Credit and Other Investments, Net

Investments in tax credit and other investments, net, were $203.8 million and $173.3 million as of September 30, 2017 and December 31, 2016, respectively. The Company is not the primary beneficiary in these partnerships and, therefore, is not required to consolidate its investments in tax credit and other investments on the Consolidated Financial Statements. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company applies either the equity or cost method of accounting.

Total unfunded commitments for these investments were $103.0 million and $117.0 million as of September 30, 2017 and December 31, 2016, respectively, and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Amortization of tax credit and other investments was $23.8 million and $32.6 million for the three months ended September 30, 2017 and 2016, respectively. Amortization of tax credit and other investments was $66.1 million and $60.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 10 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill of $469.4 million remained unchanged as of September 30, 2017 compared to December 31, 2016. Goodwill is tested for impairment on an annual basis as of December 31st, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s three operating segments, Retail Banking, Commercial Banking and Other, are equivalent to the Company’s reporting units. For complete discussion and disclosure, see Note 15 — Business Segments to the Consolidated Financial Statements.

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2016 and concluded that there was no goodwill impairment as the fair values of all reporting units exceeded the carrying amounts of goodwill. There were no triggering events during the nine months ended September 30, 2017, and therefore, no additional goodwill impairment analysis was performed. No assurance can be given that goodwill will not be written down in future periods. Refer to Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2016 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions and were included in Other assets on the Consolidated Balance Sheets. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. There were no impairment write-downs on core deposit intangibles for the nine months ended September 30, 2017 and 2016.

The following table presents the gross carrying value of intangible assets and accumulated amortization as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017	December 31, 2016
Gross balance	$108,814	$108,814
Accumulated amortization	(86,140)	(80,825)
Net carrying balance	$22,674	$27,989

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the intangible assets was $1.7 million and $2.0 million for the three months ended September 30, 2017 and 2016, respectively, and $5.3 million and $6.2 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles:

Year Ended December 31,	Amount ($ in thousands)
Remainder of 2017	$1,620
2018	5,883
2019	4,864
2020	3,846
2021	2,833
Thereafter	3,628
Total	$22,674

Note 11 — Commitments and Contingencies

Credit Extensions — In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded commitments, and outstanding commercial and standby letters of credit (“SBLCs”).

The following table presents the Company’s credit-related commitments as of the periods indicated:

($ in thousands)	September 30, 2017	December 31, 2016
Loan commitments	$4,956,515	$5,077,869
Commercial letters of credit and SBLCs	$1,757,648	$1,525,613

Loan commitments are agreements to lend to a customer provided that there are no violations of any conditions established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As a part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of September 30, 2017, total letters of credit, which amounted to $1.76 billion, were comprised of SBLCs of $1.70 billion and commercial letters of credit of $59.1 million.

The Company uses the same credit underwriting criteria in extending loans, commitments and conditional obligations to customers. Each customer’s creditworthiness is evaluated on a case-by-case basis. Collateral and financial guarantees may be obtained based on management’s assessment of the customer’s credit. Collateral may include cash, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves, and amounted to $14.0 million as of September 30, 2017 and $15.7 million as of December 31, 2016. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

Guarantees — The Company has sold or securitized loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to make payments when the loans default. As of September 30, 2017 and December 31, 2016, the unpaid principal balance of total single-family and multifamily residential loans sold or securitized with recourse amounted to $121.2 million and $150.5 million, respectively. The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves, and totaled $256 thousand and $373 thousand as of September 30, 2017 and December 31, 2016, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

Litigation — The Company is a party to various legal actions arising in the course of its business. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s exposure and ultimate losses may be higher, and possibly significantly more than the amounts accrued.

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements. These commitments are payable on demand. As of September 30, 2017 and December 31, 2016, these commitments were $166.6 million and $174.3 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

Note 12 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stock options, restricted stock awards (“RSAs”), RSUs, stock appreciation rights, stock purchase warrants, phantom stock and dividend equivalents to certain employees and non-employee directors of the Company and its subsidiaries. There were no outstanding stock options or unvested RSAs as of September 30, 2017 and 2016.

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

Performance-based RSUs are granted at the target amount of awards. Based on the Company’s attainment of specified performance goals and consideration of market conditions, the number of shares that vest can be adjusted to a minimum of zero and to a maximum of 200% of the target. The amount of performance-based RSUs that are eligible to vest is determined at the end of each performance period and is then added together to determine the total number of performance shares that are eligible to vest. Performance-based RSUs cliff vest three years from the date of grant.

Compensation costs for the time-based awards are based on the quoted market price of the Company’s stock at the grant date. Compensation costs associated with performance-based RSUs are based on grant date fair value which considers both market and performance conditions, and is subject to subsequent adjustments based on the changes in the Company’s stock price and the projected outcome of the performance criteria. Compensation costs of both time-based and performance-based awards are recognized on a straight-line basis from the grant date until the vesting date of each grant.

The following table presents a summary of the total share-based compensation expense and the related net tax benefit associated with the Company’s various employee share-based compensation plans for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock compensation costs	$5,665	$4,763	$15,780	$13,973
Related net tax benefits for stock compensation plans	$151	$14	$4,614	$1,019

Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result of the adoption of this new guidance, all excess tax benefits and deficiencies on share-based payment awards were recognized within Income tax expense on the Consolidated Statements of Income for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, these tax benefits were recorded as increases to Additional paid-in capital on the Consolidated Statements of Changes in Stockholders’ Equity.

The following table presents a summary of the activity for the Company’s time-based and performance-based RSUs for the nine months ended September 30, 2017 based on the target amount of awards:

	Nine Months Ended September 30, 2017
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding, beginning of period	1,218,714	$35.92	410,746	$35.27
Granted	370,514	54.71	131,597	56.59
Vested	(299,164)	36.68	(118,044)	36.85
Forfeited	(131,472)	40.05	—	—
Outstanding, end of period	1,158,592	$41.26	424,299	$41.44

As of September 30, 2017, total unrecognized compensation costs related to time-based and performance-based RSUs amounted to $28.2 million and $15.3 million, respectively. These costs are expected to be recognized over a weighted average period of 2.00 years and 2.02 years, respectively.

Note 13 — Stockholders’ Equity and Earnings Per Share

Warrant — The Company acquired MetroCorp Bancshares, Inc., (“MetroCorp”) on January 17, 2014. Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock. Upon the acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant has not been exercised as of September 30, 2017.

Earnings Per Share — Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for warrants and RSUs outstanding using the treasury stock method. With the adoption of ASU 2016-09 during the first quarter of 2017, the impact of excess tax benefits and deficiencies is no longer included in the calculation of diluted EPS. As a result of applying ASU 2016-09, the Company recorded income tax benefits of $151 thousand or $0 per common share, and $4.6 million or $0.03 per common share for the three and nine months ended September 30, 2017, respectively, related to the vesting of the RSUs. See Note 2 — Current Accounting Developments to the Consolidated Financial Statements for additional information.

The following table presents the EPS calculations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share data)	2017	2016	2017	2016
Basic
Net income	$132,660	$110,143	$420,726	$320,943

Basic weighted average number of shares outstanding	144,498	144,122	144,412	144,061
Basic EPS	$0.92	$0.76	$2.91	$2.23

Diluted
Net income	$132,660	$110,143	$420,726	$320,943

Basic weighted average number of shares outstanding	144,498	144,122	144,412	144,061
Diluted potential common shares (1)	1,384	1,116	1,437	1,025
Diluted weighted average number of shares outstanding	145,882	145,238	145,849	145,086
Diluted EPS	$0.91	$0.76	$2.88	$2.21

(1)	Includes dilutive shares from RSUs and warrants for the three and nine months ended September 30, 2017 and 2016.

For the three and nine months ended September 30, 2017, 4 thousand and 6 thousand weighted average anti-dilutive shares from RSUs, respectively, were excluded from the diluted EPS computation. For the three and nine months ended September 30, 2016, 2 thousand and 7 thousand weighted average anti-dilutive shares from RSUs, respectively, were excluded from the diluted EPS computation.

Note 14 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30,
	2017			2016
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Beginning balance	$(18,950)	$(15,231)	$(34,181)	$11,756	$(13,468)	$(1,712)
Net unrealized (losses) gains arising during the period	(1,014)	3,870	2,856	(3,869)	(555)	(4,424)
Amounts reclassified from AOCI	(892)	—	(892)	(1,038)	—	(1,038)
Changes, net of taxes	(1,906)	3,870	1,964	(4,907)	(555)	(5,462)
Ending balance	$(20,856)	$(11,361)	$(32,217)	$6,849	$(14,023)	$(7,174)

($ in thousands)	Nine Months Ended September 30,
	2017			2016
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Beginning balance	$(28,772)	$(19,374)	$(48,146)	$(6,144)	$(8,797)	$(14,941)
Net unrealized gains (losses) arising during the period	11,818	8,013	19,831	17,901	(5,226)	12,675
Amounts reclassified from AOCI	(3,902)	—	(3,902)	(4,908)	—	(4,908)
Changes, net of taxes	7,916	8,013	15,929	12,993	(5,226)	7,767
Ending balance	$(20,856)	$(11,361)	$(32,217)	$6,849	$(14,023)	$(7,174)

(1)
Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was Chinese Renminbi and USD, respectively.

The following tables present the components of other comprehensive income, reclassifications to net income and the related tax effects for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30,
	2017			2016
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized losses arising during the period	$(1,749)	$735	$(1,014)	$(6,677)	$2,808	$(3,869)
Net realized gains reclassified into net income (1)	(1,539)	647	(892)	(1,790)	752	(1,038)
Net change	(3,288)	1,382	(1,906)	(8,467)	3,560	(4,907)

Foreign currency translation adjustments:
Net unrealized gains (losses) arising during period	3,870	—	3,870	(555)	—	(555)
Net change	3,870	—	3,870	(555)	—	(555)
Other comprehensive income (loss)	$582	$1,382	$1,964	$(9,022)	$3,560	$(5,462)

($ in thousands)	Nine Months Ended September 30,
	2017			2016
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains arising during the period	$20,392	$(8,574)	$11,818	$30,888	$(12,987)	$17,901
Net realized gains reclassified into net income (1)	(6,733)	2,831	(3,902)	(8,468)	3,560	(4,908)
Net change	13,659	(5,743)	7,916	22,420	(9,427)	12,993

Foreign currency translation adjustments:
Net unrealized gains (losses) arising during period	8,013	—	8,013	(5,226)	—	(5,226)
Net change	8,013	—	8,013	(5,226)	—	(5,226)
Other comprehensive income	$21,672	$(5,743)	$15,929	$17,194	$(9,427)	$7,767

(1)
For the three and nine months ended September 30, 2017 and 2016, pre-tax amounts were reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statements of Income.

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

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes C&I and CRE operations, primarily generates commercial loans and deposits through the bank’s commercial lending offices. Furthermore, the Company’s Commercial Banking segment offers a wide variety of international finance, trade finance, and cash management services and products. The remaining centralized functions, including treasury activities and eliminations of inter-segment amounts, have been aggregated and included in the “Other” segment, which provides broad administrative support to the two core segments.

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

The Company’s internal funds transfer pricing assumptions are intended to promote core deposit growth and to reflect the current risk profiles of various loan categories within the credit portfolio. Internal funds transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the Company’s process is reflective of current market conditions. The internal funds transfer pricing process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of the Company’s business segments and product net interest margins.

Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior year periods are generally restated for comparability for changes in management structure or reporting methodologies unless it is deemed not practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Interest income	$93,714	$218,397	$27,799	$339,910
Charge for funds used	(37,979)	(87,071)	(7,589)	(132,639)
Interest spread on funds used	55,735	131,326	20,210	207,271
Interest expense	(20,090)	(5,943)	(10,722)	(36,755)
Credit on funds provided	111,812	12,770	8,057	132,639
Interest spread on funds provided (used)	91,722	6,827	(2,665)	95,884
Net interest income before provision for credit losses	$147,457	$138,153	$17,545	$303,155
Provision for credit losses	$2,058	$10,938	$—	$12,996
Depreciation, amortization and (accretion), net	$3,401	$(5,449)	$40,001	$37,953
Segment income before income taxes	$68,554	$99,025	$7,705	$175,284
As of September 30, 2017:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$8,877,186	$21,216,848	$6,213,932	$36,307,966

($ in thousands)	Three Months Ended September 30, 2016
	Retail Banking	Commercial Banking	Other	Total
Interest income	$77,186	$180,095	$23,036	$280,317
Charge for funds used	(24,320)	(53,262)	(3,858)	(81,440)
Interest spread on funds used	52,866	126,833	19,178	198,877
Interest expense	(14,855)	(3,699)	(7,615)	(26,169)
Credit on funds provided	68,622	8,206	4,612	81,440
Interest spread on funds provided (used)	53,767	4,507	(3,003)	55,271
Net interest income before (reversal of) provision for credit losses	$106,633	$131,340	$16,175	$254,148
(Reversal of) provision for credit losses	$(3,709)	$13,234	$—	$9,525
Depreciation, amortization, and (accretion), net	$782	$(5,875)	$40,541	$35,448
Segment income before income taxes	$32,304	$80,393	$10,767	$123,464
As of September 30, 2016:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$7,606,611	$18,549,562	$7,099,102	$33,255,275

($ in thousands)	Nine Months Ended September 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Interest income	$263,491	$616,689	$85,174	$965,354
Charge for funds used	(98,856)	(229,330)	(50,273)	(378,459)
Interest spread on funds used	164,635	387,359	34,901	586,895
Interest expense	(54,650)	(16,225)	(29,111)	(99,986)
Credit on funds provided	320,452	37,436	20,571	378,459
Interest spread on funds provided (used)	265,802	21,211	(8,540)	278,473
Net interest income before provision for credit losses	$430,437	$408,570	$26,361	$865,368
Provision for credit losses	$1,772	$28,977	$—	$30,749
Depreciation, amortization and (accretion), net	$6,741	$(14,609)	$111,639	$103,771
Segment income before income taxes	$204,601	$284,195	$72,177	$560,973
As of September 30, 2017:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$8,877,186	$21,216,848	$6,213,932	$36,307,966

($ in thousands)	Nine Months Ended September 30, 2016
	Retail Banking	Commercial Banking	Other	Total
Interest income	$233,192	$534,603	$67,559	$835,354
Charge for funds used	(70,770)	(159,734)	(22,465)	(252,969)
Interest spread on funds used	162,422	374,869	45,094	582,385
Interest expense	(44,133)	(11,965)	(19,320)	(75,418)
Credit on funds provided	210,831	26,655	15,483	252,969
Interest spread on funds provided (used)	166,698	14,690	(3,837)	177,551
Net interest income before (reversal of) provision for credit losses	$329,120	$389,559	$41,257	$759,936
(Reversal of) provision for credit losses	$(2,846)	$19,864	$—	$17,018
Depreciation, amortization and (accretion), net	$279	$(25,915)	$86,316	$60,680
Segment income before income taxes	$114,513	$268,401	$28,137	$411,051
As of September 30, 2016:
Goodwill	$357,207	$112,226	$—	$469,433
Segment assets	$7,606,611	$18,549,562	$7,099,102	$33,255,275

Note 16 — Subsequent Events

On October 19, 2017, the Company’s Board of Directors declared fourth quarter 2017 cash dividends for the Company’s common stock. The common stock cash dividend of $0.20 is payable on November 15, 2017 to stockholders of record as of November 1, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”), and its various subsidiaries, including the subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report, and the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission on February 27, 2017 (the “Company’s 2016 Form 10-K”).

Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California and is the largest bank in the United States (“U.S.”) that has a strong focus on the financial service needs of the Chinese American community. The Bank operates both in the U.S. and Greater China.

The Company’s vision is to serve as the financial bridge between the U.S. and Greater China. The Company’s primary strategy to achieve this vision is to expand the Company’s global network of contacts and resources to better meet its customers’ diverse financial needs in and between the world’s two largest markets. With over 130 locations in the U.S. and Greater China, and a full range of cross-border products and services, the Company continues to seek attractive opportunities for growth in pursuing its cross-border business banking strategy.

In executing our strategic vision, we remain focused on the fundamentals of growing loans, deposits and revenue and improving profitability, while investing for the future and managing risk, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals and meeting their financial needs through our offering of diverse products and services. The Company’s approach is concentrated on organically growing and deepening client relationships that meet our risk/return measures.

Financial Highlights

The Company delivered strong financial performance in the third quarter of 2017 across key measures of loan growth, revenue and net income growth, and credit quality. It is the Company’s priority to focus on strengthening its risk management infrastructure and compliance in order to meet increasing regulatory expectations, while still providing strong returns to stockholders.

Financial Performance

Noteworthy items on the Company’s performance included:

•
Net income totaled $132.7 million for the three months ended September 30, 2017, an increase of $22.5 million or 20%, from $110.1 million for the same period in 2016. This increase was primarily due to higher net interest income, partially offset by higher income tax expense, reflecting a higher effective tax rate. Net income totaled $420.7 million for the nine months ended September 30, 2017, an increase of $99.8 million or 31%, from $320.9 million for the same period in 2016. This increase was primarily due to higher net interest income and noninterest income, partially offset by higher income tax expense due to a higher effective tax rate. The higher net interest income during the three and nine months ended September 30, 2017 was primarily due to growth in the loan portfolio and higher yields. The higher noninterest income during the nine months ended September 30, 2017 was primarily due to a $41.5 million after-tax net gain recognized from the sale of a commercial property in San Francisco, California during the first quarter of 2017 and a $2.2 million after-tax net gain recognized from the sale of East West Insurance Services, Inc.’s (“EWIS”) business during the third quarter of 2017.

•
Diluted earnings per share (“EPS”) was $0.91 and $0.76 for the three months ended September 30, 2017 and 2016, respectively, which reflected an increase of $0.15 or 20%. Diluted EPS was $2.88 and $2.21 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $0.67 or 30%. The diluted EPS impact from the sale of EWIS’s business in the third quarter of 2017 was $0.02, and the diluted EPS impact from the commercial property sale in the first quarter of 2017 was $0.28.

•
Revenue, or the sum of net interest income before provision for credit losses and noninterest income, increased $49.3 million or 16% to $352.8 million for the three months ended September 30, 2017, compared to the same period in 2016, and increased $184.4 million or 21% to $1.08 billion for the nine months ended September 30, 2017, compared to the same period in 2016.

•
Noninterest expense decreased $6.0 million or 4% to $164.5 million for the three months ended September 30, 2017, compared to the same period in 2016. For the nine months ended September 30, 2017, noninterest expense increased $20.7 million or 4% to $486.7 million, compared to the same period in 2016.

•	The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 24.3% and 25.0%, respectively, compared to 10.8% and 21.9%, respectively, for the same periods in 2016.

•
Return on average assets increased 13 and 28 basis points to 1.46% and 1.59% for the three and nine months ended September 30, 2017, respectively, compared to 1.33% and 1.31%, respectively, for the same periods in 2016. Return on average equity increased 93 and 238 basis points to 14.01% and 15.50% for the three and nine months ended September 30, 2017, respectively, compared to 13.08% and 13.12%, respectively, for the same periods in 2016.

Balance Sheet and Liquidity

The Company experienced growth of $1.52 billion or 4% in total assets as of September 30, 2017 compared to December 31, 2016. This growth was largely attributable to loan growth, partially offset by decreases in securities purchased under resale agreements (“resale agreements”) and available-for-sale investment securities.

Gross loans held-for-investment increased $3.02 billion or 12% to $28.53 billion as of September 30, 2017, compared to $25.50 billion as of December 31, 2016, while the allowance for loan losses to loans held-for-investment ratio slightly declined by two basis points to 1.00% as of September 30, 2017, compared to 1.02% as of December 31, 2016. Deposits increased $1.42 billion or 5% to $31.31 billion as of September 30, 2017, compared to $29.89 billion as of December 31, 2016, consisting of a $1.24 billion or 5% increase in core deposits and a $179.3 million or 3% increase in time deposits. Core deposits comprised 81% of total deposits as of each of September 30, 2017 and December 31, 2016.

Capital

Our financial performance in the nine months ended September 30, 2017 resulted in strong capital generation, which increased total stockholders’ equity by $354.2 million or 10% to $3.78 billion as of September 30, 2017, compared to December 31, 2016. We returned $29.2 million and $87.6 million in cash dividends to our stockholders during the three and nine months ended September 30, 2017, respectively. Book value per common share increased 10% to $26.17 as of September 30, 2017, compared to $23.78 as of December 31, 2016.

From a capital management perspective, the Company continued to maintain a strong capital position with its Common Equity Tier 1 (“CET1”) capital ratio at 11.4% as of September 30, 2017, compared to 10.9% as of December 31, 2016. The total risk-based capital ratio was 12.9% and 12.4% as of September 30, 2017 and December 31, 2016, respectively. The Tier 1 leverage capital ratio was 9.4% as of September 30, 2017, compared to 8.7% as of December 31, 2016.

Results of Operations

Components of Net Income

($ in thousands, except per share data and ratios)	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	% Change / Basis Point (“BP”) Change		2017	2016	% Change / BP Change
Interest and dividend income	$339,910	$280,317	21%		$965,354	$835,354	16%
Interest expense	36,755	26,169	40%		99,986	75,418	33%
Net interest income before provision for credit losses	303,155	254,148	19%		865,368	759,936	14%
Provision for credit losses	12,996	9,525	36%		30,749	17,018	81%
Noninterest income	49,624	49,341	1%		213,047	134,118	59%
Noninterest expense	164,499	170,500	(4)%		486,693	465,985	4%
Income tax expense	42,624	13,321	220%		140,247	90,108	56%
Net income	$132,660	$110,143	20%		$420,726	$320,943	31%
Diluted EPS	$0.91	$0.76	20%		$2.88	$2.21	30%
Annualized return on average assets	1.46%	1.33%	13	bps	1.59%	1.31%	28	bps
Annualized return on average equity	14.01%	13.08%	93	bps	15.50%	13.12%	238	bps

Net income increased $22.5 million or 20% to $132.7 million for the three months ended September 30, 2017, from $110.1 million for the same period in 2016. Diluted EPS was $0.91 for the three months ended September 30, 2017, an increase of $0.15 or 20% from the prior year period. Net income increased $99.8 million or 31% to $420.7 million for the nine months ended September 30, 2017, from $320.9 million for the same period in 2016. Diluted EPS was $2.88 for the nine months ended September 30, 2017, an increase of $0.67 or 30% from the prior year period. As discussed in Note 3 — Dispositions to the Consolidated Financial Statements, the Company completed the sale and leaseback of a commercial property, which resulted in an after-tax net gain of $41.5 million recorded during the first quarter of 2017. Additionally, the Company sold its insurance brokerage business, EWIS, and recorded an after-tax net gain of $2.2 million during the third quarter of 2017. Excluding the net gains on the sales of the commercial property and EWIS’s business during the nine months ended September 30, 2017, non-Generally Accepted Accounting Principles (“non-GAAP”) net income of $377.0 million and non-GAAP diluted EPS of $2.58 increased $56.1 million and $0.37 per share, respectively, from the same prior year period (see reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures”).

Revenue, or the sum of net interest income before provision for credit losses and noninterest income, increased $49.3 million or 16% to $352.8 million during the three months ended September 30, 2017, from $303.5 million during the same period in 2016. This increase was primarily due to a $49.0 million increase in net interest income, reflecting the growth in the loan portfolio and the positive impact of short-term interest rate increases in 2017. Revenue increased $184.4 million or 21% to $1.08 billion during the nine months ended September 30, 2017, from $894.1 million during the same period in 2016. This increase was due to a $105.4 million increase in net interest income, reflecting the growth in the loan portfolio and the positive impact of short-term interest rate increases in 2017; and a $78.9 million increase in noninterest income, primarily due to the $71.7 million pre-tax gain recognized from the sale of the commercial property during the first quarter of 2017 and the $3.8 million pre-tax gain recognized from the sale of EWIS’s business.

Noninterest expense was $164.5 million for the three months ended September 30, 2017, a decrease of $6.0 million or 4% from $170.5 million for the same period in 2016. This decrease was largely driven by lower amortization expense of tax credits and other investments and lower legal expense, partially offset by an increase in compensation and employee benefits. Noninterest expense was $486.7 million for the nine months ended September 30, 2017, an increase of $20.7 million or 4% from $466.0 million for the same period in 2016. This increase was largely driven by higher compensation and employee benefits and amortization expense of tax credit and other investments, partially offset by lower consulting and legal expenses.

Strong returns on average assets and average equity during the three and nine months ended September 30, 2017 reflected the Company’s ability to achieve higher profitability while expanding the loan and deposit base. The return on average assets increased 13 basis points to 1.46% while the return on average equity increased 93 basis points to 14.01% for the three months ended September 30, 2017, compared to the same period in 2016. The return on average assets increased 28 basis points to 1.59% while the return on average equity increased 238 basis points to 15.50% for the nine months ended September 30, 2017, compared to the same period in 2016. Excluding the impact of the after-tax gains on the sales of the commercial property and EWIS’s business that were recognized in the first and third quarters of 2017, respectively, non-GAAP return on average assets was 1.43% for the nine months ended September 30, 2017, a 12 basis point increase from the same prior year period, while non-GAAP return on average equity was 13.89% for the nine months ended September 30, 2017, a 77 basis point increase from the same prior year period. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures”.)

Use of Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with Generally Accepted Accounting Principles (“GAAP”), the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.

The Company believes these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding its performance. Management believes that excluding the non-recurring after-tax effect of the gains on sales of the commercial property and EWIS’s business from net income, diluted EPS, and returns on average assets and average equity, will make it easier to analyze the results by presenting them on a more comparable basis. However, note that these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table presents a reconciliation of GAAP to non-GAAP financial measures for the nine months ended September 30, 2017 and 2016:

		Nine Months Ended September 30,
($ and shares in thousands, except per share data)		2017	2016
Net income	(a)	$420,726	$320,943
Less: Gain on sale of the commercial property, net of tax (1)	(b)	(41,526)	—
Gain on sale of business, net of tax (1)		(2,206)	—
Non-GAAP net income	(c)	$376,994	$320,943

Diluted weighted average number of shares outstanding	(d)	145,849	145,086

Diluted EPS	(a)/(d)	$2.88	$2.21
Diluted EPS impact of the gain on sale of the commercial property, net of tax	(b)/(d)	(0.28)	—
Diluted EPS impact of the gain on sale of business, net of tax		(0.02)	—
Non-GAAP diluted EPS	(c)/(d)	$2.58	$2.21

Average total assets	(e)	$35,290,542	$32,662,445
Average stockholders’ equity	(f)	$3,630,062	$3,266,485
Return on average assets (2)	(a)/(e)	1.59%	1.31%
Non-GAAP return on average assets (2)	(c)/(e)	1.43%	1.31%
Return on average equity (2)	(a)/(f)	15.50%	13.12%
Non-GAAP return on average equity (2)	(c)/(f)	13.89%	13.12%

(1)	Applied statutory tax rate of 42.05%.

(2)	Annualized.

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

Net interest income for the three months ended September 30, 2017 was $303.2 million, an increase of $49.0 million or 19% compared to $254.1 million for the same period in 2016. Net interest income for the nine months ended September 30, 2017 was $865.4 million, an increase of $105.4 million or 14% compared to $759.9 million for the same period in 2016. The notable increases in net interest income for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were primarily due to increased interest income resulting from loan growth and higher yields on interest-earning assets, partially offset by a 16 and 12 basis point increase in the cost of interest-bearing deposits during the three and nine months ended September 30, 2017, respectively. The cost of interest-bearing deposits was 0.60% and 0.55% for the three and nine months ended September 30, 2017, respectively, compared to 0.44% and 0.43% for the three and nine months ended September 30, 2016.

For the three months ended September 30, 2017, net interest margin increased to 3.52%, compared to 3.26% for the same period in 2016. For the nine months ended September 30, 2017, net interest margin increased to 3.45%, compared to 3.29% for the same period in 2016. The increases in net interest margin for the three and nine months ended September 30, 2017 were due to higher yields from interest-earning assets (primarily due to an increase in loan yields for the three months ended September 30, 2017 compared to the same prior year period, and primarily due to increases in yields of loans, interest-bearing cash and deposits with banks and investment securities during the nine months ended September 30, 2017), as a result of the short-term interest rate increases in 2017. The higher loan yields for the three and nine months ended September 30, 2017 were partially offset by lower accretion income from the purchased credit impaired (“PCI”) loans accounted for under Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. During the three and nine months ended September 30, 2017, total accretion income from loans accounted for under ASC 310-30 was $4.5 million and $14.0 million, respectively, compared to $7.1 million and $33.8 million, respectively, for the same periods in 2016.

For the three months ended September 30, 2017, average interest-earning assets increased $3.15 billion or 10% to $34.21 billion from $31.06 billion for the same period in 2016. This increase was primarily due to increases of $3.22 billion or 13% in average loans, and $751.0 million or 47% in average interest-bearing cash and deposits with banks, partially offset by decreases of $508.2 million or 28% in average resale agreements and $310.7 million or 9% in average investment securities. For the nine months ended September 30, 2017, average interest-earning assets increased $2.73 billion or 9% to $33.54 billion from $30.81 billion for the same period in 2016. This increase was primarily due to increases of $2.78 billion or 12% in average loans, and $305.1 million or 17% in average interest-bearing cash and deposits with banks, partially offset by a $228.3 million or 7% decrease in average investment securities.

Customer deposits are an important source of funding and affect both net interest income and net interest margin. Deposits are comprised of noninterest-bearing demand, interest-bearing checking, money market, savings and time deposits. Average deposits increased $2.79 billion or 10% to $31.07 billion for the three months ended September 30, 2017, compared to $28.28 billion for the same period in 2016. The ratio of average noninterest-bearing demand deposits to total deposits increased to 34% for the three months ended September 30, 2017, from 33% for the three months ended September 30, 2016. Average deposits increased $2.27 billion or 8% to $30.33 billion for the nine months ended September 30, 2017, compared to $28.06 billion for the same period in 2016. The ratio of average noninterest-bearing demand deposits to total deposits increased to 34% for the nine months ended September 30, 2017, from 32% for the nine months ended September 30, 2016. The average loans to average deposits ratio increased to 89% for the three months ended September 30, 2017, from 86% for the three months ended September 30, 2016. The average loans to average deposits ratio increased to 88% for the nine months ended September 30, 2017, from 86% for the nine months ended September 30, 2016. In addition, cost of funds increased 10 basis points to 0.46% for the three months ended September 30, 2017 from 0.36% for the same period in 2016. Cost of funds increased eight basis points to 0.43% for the nine months ended September 30, 2017 from 0.35% for the same period in 2016.

The Company utilizes various tools to manage interest rate risk. Refer to the “Interest Rate Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Asset Liability and Market Risk Management for details.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the three months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30,
	2017				2016
	Average Balance	Interest		Average Yield/ Rate(1)	Average Balance	Interest		Average Yield/ Rate(1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,344,561	$9,630		1.63%	$1,593,577	$3,168		0.79%
Resale agreements (2)	1,297,826	7,901		2.42%	1,805,978	7,834		1.73%
Investment securities (3)	2,963,122	14,828	(4)	1.99%	3,273,861	13,388	(4)	1.63%
Loans (5)	27,529,779	306,939	(6)	4.42%	24,309,313	255,316	(6)	4.18%
Restricted equity securities	73,245	612		3.31%	72,625	611		3.35%
Total interest-earning assets	34,208,533	339,910		3.94%	31,055,354	280,317		3.59%
Noninterest-earning assets:
Cash and due from banks	387,705				354,053
Allowance for loan losses	(276,467)				(266,763)
Other assets	1,617,796				1,763,889
Total assets	$35,937,567				$32,906,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$4,014,290	$4,768		0.47%	$3,553,477	$3,253		0.36%
Money market deposits	7,997,648	11,828		0.59%	7,548,835	6,663		0.35%
Savings deposits	2,423,312	1,810		0.30%	2,133,036	1,160		0.22%
Time deposits	5,974,793	12,680		0.84%	5,627,084	9,973		0.71%
Federal funds purchased and other short-term borrowings	29,661	212		2.84%	32,137	212		2.62%
Federal Home Loan Bank (“FHLB”) advances	322,973	1,947		2.39%	320,743	1,361		1.69%
Repurchase agreements (2)	50,000	2,122		16.84%	200,000	2,319		4.61%
Long-term debt	176,472	1,388		3.12%	196,170	1,228		2.49%
Total interest-bearing liabilities	20,989,149	36,755		0.69%	19,611,482	26,169		0.53%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	10,655,860				9,413,031
Accrued expenses and other liabilities	536,351				532,779
Stockholders’ equity	3,756,207				3,349,241
Total liabilities and stockholders’ equity	$35,937,567				$32,906,533
Interest rate spread				3.25%				3.06%
Net interest income and net interest margin		$303,155		3.52%		$254,148		3.26%

(1)	Annualized.

(2)	Average balances of resale and repurchase agreements are reported net, pursuant to ASC 210-20-45, Balance Sheet Offsetting.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of net premiums on investment securities of $5.2 million and $5.4 million for the three months ended September 30, 2017 and 2016, respectively.

(5)	Average balance includes nonperforming loans.

(6)
Interest income on loans includes net deferred loan fees, accretion of ASC 310-30 discounts and amortization of premiums, which totaled $6.5 million and $8.5 million for the three months ended September 30, 2017 and 2016, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rates by asset and liability component for the nine months ended September 30, 2017 and 2016:

($ in thousands)	Nine Months Ended September 30,
	2017				2016
	Average Balance	Interest		Average Yield/ Rate(1)	Average Balance	Interest		Average Yield/ Rate(1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,073,322	$22,298		1.44%	$1,768,252	$10,245		0.77%
Resale agreements (2)	1,552,198	25,222		2.17%	1,672,993	22,479		1.79%
Investment securities (3)	3,060,688	43,936	(4)	1.92%	3,289,014	37,433	(4)	1.52%
Loans (5)	26,783,082	872,039	(6)	4.35%	24,006,926	763,189	(6)	4.25%
Restricted equity securities	73,651	1,859		3.37%	76,122	2,008		3.52%
Total interest-earning assets	33,542,941	965,354		3.85%	30,813,307	835,354		3.62%
Noninterest-earning assets:
Cash and due from banks	387,440				349,721
Allowance for loan losses	(268,477)				(264,088)
Other assets	1,628,638				1,763,505
Total assets	$35,290,542				$32,662,445
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$3,830,004	$12,538		0.44%	$3,445,996	$9,058		0.35%
Money market deposits	7,968,457	30,409		0.51%	7,519,261	19,295		0.34%
Saving deposits	2,334,752	4,525		0.26%	2,043,547	3,207		0.21%
Time deposits	5,873,217	34,331		0.78%	5,941,760	29,148		0.66%
Federal funds purchased and other short-term borrowings	40,772	877		2.88%	19,384	390		2.69%
FHLB advances	414,355	5,738		1.85%	400,850	4,153		1.38%
Repurchase agreements (2)	170,330	7,538		5.92%	182,482	6,441		4.71%
Long-term debt	181,337	4,030		2.97%	201,060	3,726		2.48%
Total interest-bearing liabilities	20,813,224	99,986		0.64%	19,754,340	75,418		0.51%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	10,323,254				9,107,051
Accrued expenses and other liabilities	524,002				534,569
Stockholders’ equity	3,630,062				3,266,485
Total liabilities and stockholders’ equity	$35,290,542				$32,662,445
Interest rate spread				3.21%				3.11%
Net interest income and net interest margin		$865,368		3.45%		$759,936		3.29%

(1)	Annualized.

(2)	Average balances of resale and repurchase agreements are reported net, pursuant to ASC 210-20-45, Balance Sheet Offsetting.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of net premiums on investment securities of $16.3 million and $18.2 million for the nine months ended September 30, 2017 and 2016, respectively.

(5)	Average balance includes nonperforming loans.

(6)
Interest income on loans includes net deferred loan fees, accretion of ASC 310-30 discounts and amortization of premiums, which totaled $21.1 million and $39.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$6,462	$1,988	$4,474	$12,053	$2,018	$10,035
Resale agreements	67	(2,566)	2,633	2,743	(1,714)	4,457
Investment securities	1,440	(1,348)	2,788	6,503	(2,746)	9,249
Loans	51,623	35,780	15,843	108,850	89,417	19,433
Restricted equity securities	1	6	(5)	(149)	(65)	(84)
Total interest and dividend income	$59,593	$33,860	$25,733	$130,000	$86,910	$43,090
Interest-bearing liabilities:
Checking deposits	$1,515	$464	$1,051	$3,480	$1,083	$2,397
Money market deposits	5,165	420	4,745	11,114	1,211	9,903
Savings deposits	650	175	475	1,318	496	822
Time deposits	2,707	654	2,053	5,183	(341)	5,524
Federal funds purchased and other short-term borrowings	—	(17)	17	487	458	29
FHLB advances	586	10	576	1,585	144	1,441
Repurchase agreements	(197)	(2,762)	2,565	1,097	(452)	1,549
Long-term debt	160	(132)	292	304	(390)	694
Total interest expense	$10,586	$(1,188)	$11,774	$24,568	$2,209	$22,359
Change in net interest income	$49,007	$35,048	$13,959	$105,432	$84,701	$20,731

Noninterest Income

Noninterest income increased $283 thousand or 1% to $49.6 million for the three months ended September 30, 2017, compared to $49.3 million for the same period in 2016. This increase was primarily due to a $3.8 million increase in net gain on sale of EWIS’s business and an $872 thousand increase in derivative fees and other income, partially offset by a $4.0 million decrease in other fees and operating income. Noninterest income increased $78.9 million or 59% to $213.0 million for the nine months ended September 30, 2017, compared to $134.1 million for the same period in 2016. This increase was comprised of a $71.2 million increase in net gains on sales of fixed assets, primarily related to the sale of a commercial property, and a $3.8 million increase in net gain on the sale of EWIS’s business, partially offset by a $4.5 million decrease in other fees and operating income. Noninterest income represented 14% and 20% of revenue for the three and nine months ended September 30, 2017, respectively, compared to 16% and 15%, respectively, for the same periods in 2016.

The following table presents the components of noninterest income for the periods indicated:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Branch fees	$10,803	$10,408	4%	$31,799	$30,983	3%
Letters of credit fees and foreign exchange income	10,154	10,908	(7)%	33,209	31,404	6%
Ancillary loan fees and other income	5,987	6,135	(2)%	16,876	13,997	21%
Wealth management fees	3,615	4,033	(10)%	11,682	9,862	18%
Derivative fees and other income	6,663	5,791	15%	12,934	9,778	32%
Net gains on sales of loans	2,361	2,158	9%	6,660	6,965	(4)%
Net gains on sales of available-for-sale investment securities	1,539	1,790	(14)%	6,733	8,468	(20)%
Net gains on sales of fixed assets	1,043	486	115%	74,092	2,916	NM
Net gain on sale of business	3,807	—	NM	3,807	—	NM
Other fees and operating income	3,652	7,632	(52)%	15,255	19,745	(23)%
Total noninterest income	$49,624	$49,341	1%	$213,047	$134,118	59%

NM Not Meaningful.

The following discussion provides the composition of the major changes in noninterest income and the factors contributing to the changes.

Net gains on sales of fixed assets increased $71.2 million to $74.1 million for the nine months ended September 30, 2017, compared to $2.9 million for the same period in 2016. This increase was primarily due to the $71.7 million of pre-tax gain recognized from the sale of the commercial property in California during the first quarter of 2017. In the first quarter of 2017, East West Bank completed the sale and leaseback of a commercial property in California for cash consideration of $120.6 million and entered into a lease agreement for part of the property, consisting of a retail branch and office facilities. The total pre-tax profit from the sale was $85.4 million, of which $71.7 million was recognized in the first quarter of 2017, and $13.7 million was deferred and recognized over the term of the lease agreement.

In the third quarter of 2017, the Company sold its insurance brokerage business, EWIS, for $4.3 million and recognized a pre-tax gain of $3.8 million.

Other fees and operating income decreased $4.0 million or 52% to $3.7 million for the three months ended September 30, 2017 from $7.6 million for the same period in 2016, and decreased $4.5 million or 23% to $15.3 million for the nine months ended September 30, 2017 from $19.7 million for the same period in 2016. The $4.0 million decrease for the three months ended September 30, 2017, compared to the same period in 2016,was mainly attributable to decreases in rental income, as a result of the commercial property sale during the first quarter of 2017, and decreases in dividend income from other investments. The $4.5 million decrease for the nine months ended September 30, 2017, compared to the same period in 2016, was largely due to a decrease in rental income as a result of sale of the commercial property during the first quarter of 2017.

Noninterest Expense

Noninterest expense totaled $164.5 million for the three months ended September 30, 2017, a decrease of $6.0 million or 4%, compared to $170.5 million for the same period in 2016. This decrease was primarily due to an $8.8 million decrease in amortization of tax credit and other investments and a $2.0 million decrease in legal expense, partially offset by a $4.5 million increase in compensation and employee benefits. Noninterest expense totaled $486.7 million for the nine months ended September 30, 2017, an increase of $20.7 million or 4%, compared to $466.0 million for the same period in 2016. This increase was primarily due to a $24.8 million increase in compensation and employee benefits and a $5.3 million increase in amortization of tax credit and other investments, partially offset by an $8.3 million decrease in consulting expense and a $3.8 million decrease in legal expense.

The following table presents the various components of noninterest expense for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2017	2016	% Change	2017	2016	% Change
Compensation and employee benefits	$79,583	$75,042	6%	$244,930	$220,166	11%
Occupancy and equipment expense	16,635	15,456	8%	47,829	45,619	5%
Deposit insurance premiums and regulatory assessments	5,676	6,450	(12)%	17,384	17,341	—%
Legal expense	3,316	5,361	(38)%	8,930	12,714	(30)%
Data processing	3,004	2,729	10%	9,009	8,712	3%
Consulting expense	4,087	4,594	(11)%	10,775	19,027	(43)%
Deposit related expenses	2,413	3,082	(22)%	7,283	7,675	(5)%
Computer software expense	4,393	3,331	32%	13,823	9,267	49%
Other operating expense	19,830	19,814	—%	55,357	58,508	(5)%
Amortization of tax credit and other investments	23,827	32,618	(27)%	66,059	60,779	9%
Amortization of core deposit intangibles	1,735	2,023	(14)%	5,314	6,177	(14)%
Total noninterest expense	$164,499	$170,500	(4)%	$486,693	$465,985	4%

The following provides a discussion of the major changes in noninterest expense and the factors contributing to the changes.

Compensation and employee benefits increased $4.5 million or 6% to $79.6 million for the three months ended September 30, 2017, compared to $75.0 million for the same period in 2016, and increased $24.8 million or 11% to $244.9 million for the nine months ended September 30, 2017, compared to $220.2 million for the same period in 2016. The increases for the three and nine months ended September 30, 2017 were primarily attributable to an increase in headcount to support the Company’s growing business and risk management and compliance requirements, as well as additional severance expenses.

Amortization of tax credit and other investments decreased $8.8 million or 27% to $23.8 million for the three months ended September 30, 2017, compared to $32.6 million for the same period in 2016, and increased $5.3 million or 9% to $66.1 million for the nine months ended September 30, 2017, compared to $60.8 million for the same period in 2016. The decrease in the third quarter of 2017, compared with the prior year period, was mainly driven by higher amortization, which resulted from a renewable energy tax credit investment newly placed in service in the third quarter of 2016. Likewise, the increase in the first nine months of 2017, compared with the prior year period, was primarily driven by additional renewable energy and historical rehabilitation tax credit investments placed in service during the nine months ended September 30, 2017.

Legal expense decreased $2.0 million or 38% to $3.3 million for the three months ended September 30, 2017, compared to $5.4 million for the same period in 2016, and decreased $3.8 million or 30% to $8.9 million for the nine months ended September 30, 2017, compared to $12.7 million for the same period in 2016. The decreases for the three and nine months ended September 30, 2017 were predominantly due to lower legal fees and litigation expense following the resolution of previously outstanding litigation.

Consulting expense decreased $507 thousand or 11% to $4.1 million for the three months ended September 30, 2017, compared to $4.6 million for the same period in 2016, and decreased $8.3 million or 43% to $10.8 million for the nine months ended September 30, 2017, compared to $19.0 million for the same period in 2016. The decreases for both periods were primarily attributable to a decline in Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) related consulting expense.

Income Taxes

Income tax expense was $42.6 million and $140.2 million for the three and nine months ended September 30, 2017, respectively, compared to $13.3 million and $90.1 million, respectively, for the same periods in 2016. The effective tax rate was 24.3% and 25.0% for the three and nine months ended September 30, 2017, respectively, compared to 10.8% and 21.9%, respectively, for the same periods in 2016.

The higher effective tax rates for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were mainly due to higher projected income before income taxes that was partially offset by increases in tax credits primarily generated from investments in renewable energy, historic rehabilitation and affordable housing partnership projects. For the three and nine months ended September 30, 2017, tax credits generated from these investments were $40.0 million and $106.4 million, respectively, compared to $33.3 million and $83.7 million, respectively, for the same periods in 2016. In addition, the effective tax rates for the three and nine months ended September 30, 2017 were further reduced by the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, beginning January 1, 2017. As a result of the adoption of this ASU, net excess tax benefits for restricted stock units of $151 thousand and $4.6 million were recognized in Income tax expense on the Consolidated Statements of Income during the three and nine months ended September 30, 2017, respectively, which partially offset the higher effective tax rates for the same periods.

Management regularly reviews the Company’s tax positions and deferred tax assets. Factors considered in this analysis include the Company’s ability to generate future taxable income, implement tax-planning strategies and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized and settled. As of September 30, 2017 and December 31, 2016, the Company had net deferred tax assets of $142.0 million and $129.7 million, respectively.

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

Operating Segment Results

The Company defines its operating segments based on its core strategy and has identified three reportable operating segments: Retail Banking, Commercial Banking and Other.

The Retail Banking segment focuses primarily on retail operations through the Bank’s branch network. The Commercial Banking segment, which includes commercial and industrial (“C&I”) and commercial real estate (“CRE”) operations, primarily generates commercial loans and deposits through domestic commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia, and foreign commercial lending offices located in China and Hong Kong. Furthermore, the Commercial Banking segment offers a wide variety of international finance, trade finance, and cash management services and products. The remaining centralized functions, including the treasury activities of the Company and eliminations of inter-segment amounts have been aggregated and included in the “Other” segment, which provides broad administrative support to the two core segments.

Changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally restated for comparability when there are changes in management structure or reporting methodologies, unless it is deemed not practicable to do so.

The Company’s internal funds transfer pricing process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments and product net interest margins. The Company’s internal funds transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

Note 15 — Business Segments to the Consolidated Financial Statements describes the Company’s segment reporting methodology and the business activities of each business segment, and presents financial results of these business segments for the three and nine months ended September 30, 2017 and 2016.

The following tables present the selected segment information for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$147,457	$138,153	$17,545	$303,155
Noninterest income	$16,218	$30,320	$3,086	$49,624
Noninterest expense	$56,062	$45,686	$62,751	$164,499
Pre-tax income	$68,554	$99,025	$7,705	$175,284

($ in thousands)	Three Months Ended September 30, 2016
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$106,633	$131,340	$16,175	$254,148
Noninterest income	$14,700	$26,218	$8,423	$49,341
Noninterest expense	$55,942	$45,306	$69,252	$170,500
Pre-tax income	$32,304	$80,393	$10,767	$123,464

($ in thousands)	Nine Months Ended September 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$430,437	$408,570	$26,361	$865,368
Noninterest income	$43,767	$82,645	$86,635	$213,047
Noninterest expense	$181,811	$149,510	$155,372	$486,693
Pre-tax income	$204,601	$284,195	$72,177	$560,973

($ in thousands)	Nine Months Ended September 30, 2016
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$329,120	$389,559	$41,257	$759,936
Noninterest income	$37,798	$70,450	$25,870	$134,118
Noninterest expense	$173,337	$145,695	$146,953	$465,985
Pre-tax income	$114,513	$268,401	$28,137	$411,051

Retail Banking
The Retail Banking segment reported pre-tax income of $68.6 million and $204.6 million for the three and nine months ended September 30, 2017, respectively, compared to $32.3 million and $114.5 million, respectively, for the same periods in 2016. The increases in pre-tax income for this segment for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were primarily driven by an increase in net interest income, partially offset by an increase in provision for credit losses.
Net interest income for this segment increased $40.8 million or 38% to $147.5 million for the three months ended September 30, 2017, compared to $106.6 million for the same period in 2016. Net interest income increased $101.3 million or 31% to $430.4 million for the nine months ended September 30, 2017, compared to $329.1 million for the same period in 2016. The increases in net interest income for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were primarily due to the growth in core deposits for the segment, for which the segment receives interest income credit under the Bank’s internal funds transfer pricing system.
Noninterest income for this segment increased $1.5 million or 10% to $16.2 million for the three months ended September 30, 2017, compared to $14.7 million for the same period in 2016. Noninterest income increased $6.0 million or 16% to $43.8 million for the nine months ended September 30, 2017, compared to $37.8 million for the same period in 2016. The increases in noninterest income for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were primarily attributable to increases in branch fees, derivative fees and other income, wealth management fees, and net gains on sales of loans. This was partially offset by a decrease in ancillary loan fees and other income.

Noninterest expense for this segment increased slightly by $120 thousand to $56.1 million for the three months ended September 30, 2017, compared to $55.9 million for the same period in 2016. Noninterest expense increased $8.5 million or 5% to $181.8 million for the nine months ended September 30, 2017, compared to $173.3 million for the same period in 2016. The increases in noninterest expense for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were primarily due to increases in compensation and employee benefits, occupancy and equipment expense, and data processing expense, partially offset by a decrease in consulting expense.
Commercial Banking
The Commercial Banking segment reported pre-tax income of $99.0 million and $284.2 million for the three and nine months ended September 30, 2017, respectively, compared to $80.4 million and $268.4 million, respectively, for the same periods in 2016. The increases in pre-tax income for this segment for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were attributable to increases in net interest income and noninterest income.
Net interest income for this segment increased $6.8 million or 5% to $138.2 million for the three months ended September 30, 2017, compared to $131.3 million for the same period in 2016. Net interest income increased $19.0 million or 5% to $408.6 million for the nine months ended September 30, 2017, compared to $389.6 million for the same period in 2016. The increases in net interest income for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were due to the growth in commercial loans and commercial core deposits, for which the segment receives interest income credit under the Bank’s internal funds transfer pricing system.
Noninterest income for this segment increased $4.1 million or 16% to $30.3 million for the three months ended September 30, 2017, compared to $26.2 million for the same period in 2016. Noninterest income increased $12.2 million or 17% to $82.6 million for the nine months ended September 30, 2017, compared to $70.5 million for the same period in 2016. The increases in noninterest income for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were primarily due to a net gain on sale of the Company’s insurance brokerage business, EWIS, during the three and nine months ended September 30, 2017, and increases in branch fees, ancillary loan fees and other income, as well as letters of credit fees and foreign exchange income.
Noninterest expense for this segment increased slightly by $380 thousand to $45.7 million for the three months ended September 30, 2017, compared to $45.3 million for the same period in 2016. Noninterest expense increased $3.8 million or 3% to $149.5 million for the nine months ended September 30, 2017, compared to $145.7 million for the same period in 2016. The increases in noninterest expense for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were primarily due to increases in compensation and employee benefits, and consulting expense, partially offset by a decrease in legal expense.
Other
The Other segment includes the activities of the treasury function, which is responsible for liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through internal funds transfer pricing credits and charges, which are included in net interest income. The Other segment reported pre-tax income of $7.7 million and $72.2 million for the three and nine months ended September 30, 2017, respectively, compared to $10.8 million and $28.1 million, respectively, for the same periods in 2016. The decrease in pre-tax income for this segment for the three months ended September 30, 2017, compared to the same period in 2016, was primarily driven by decreases in noninterest income and internal funds transfer pricing credits, partially offset by a decrease in noninterest expense and an increase in net interest income. The increase in pre-tax income for this segment for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily driven by an increase in noninterest income as the result of the net gain on sale of the commercial property, partially offset by a decrease in net interest income and an increase in noninterest expense.
Net interest income for this segment increased $1.4 million or 8% to $17.5 million for the three months ended September 30, 2017, compared to $16.2 million for the same period in 2016. Net interest income decreased $14.9 million or 36% to $26.4 million for the nine months ended September 30, 2017, compared to $41.3 million for the same period in 2016. The increase in net interest income for the three months ended September 30, 2017, compared to the same period in 2016, was primarily due to an increase in interest income from investments. The decrease in net interest income for the nine months ended September 30, 2017, compared to the same period in 2016, was due to increases in interest expense on borrowings and deposits.

Noninterest income for this segment decreased $5.3 million or 63% to $3.1 million for the three months ended September 30, 2017, compared to $8.4 million for the same period in 2016. Noninterest income increased $60.8 million or 235% to $86.6 million for the nine months ended September 30, 2017, compared to $25.9 million for the same period in 2016. The decrease in noninterest income for the three months ended September 30, 2017, compared to the same period in 2016, was primarily due to decreases in foreign exchange income arising from valuation changes associated with currency hedges and decreases in rental income. The increase in noninterest income for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily due to the $71.7 million net gain on sale of the commercial property, as discussed in the Noninterest income section of MD&A.
Noninterest expense for this segment decreased $6.5 million or 9% to $62.8 million for the three months ended September 30, 2017, compared to $69.3 million for the same period in 2016. Noninterest expense increased $8.4 million or 6% to $155.4 million for the nine months ended September 30, 2017, compared to $147.0 million for the same period in 2016. The decrease in noninterest expense for the three months ended September 30, 2017, compared to the same period in 2016, was primarily attributable to a decrease of $8.8 million in amortization of tax credit and other investments, partially offset by increases of $2.5 million in compensation and employee benefits. The increase in noninterest expense for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily attributable to increases of $5.3 million in amortization of tax credit and other investments, and $6.5 million in compensation and employee benefits.

Balance Sheet Analysis

The following is a discussion of the significant changes between September 30, 2017 and December 31, 2016.

Selected Consolidated Balance Sheets Data

			Change
($ in thousands)	September 30, 2017	December 31, 2016	$	%
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,736,749	$1,878,503	$(141,754)	(8)%
Interest-bearing deposits with banks	404,946	323,148	81,798	25%
Resale agreements	1,250,000	2,000,000	(750,000)	(38)%
Available-for-sale investment securities, at fair value	2,956,776	3,335,795	(379,019)	(11)%
Held-to-maturity investment security, at cost	—	143,971	(143,971)	(100)%
Restricted equity securities, at cost	73,322	72,775	547	1%
Loans held-for-sale	178	23,076	(22,898)	(99)%
Loans held-for-investment (net of allowance for loan losses of $285,926 in 2017 and $260,520 in 2016)	28,239,431	25,242,619	2,996,812	12%
Investments in qualified affordable housing partnerships, net	178,344	183,917	(5,573)	(3)%
Investments in tax credit and other investments, net	203,758	173,280	30,478	18%
Premises and equipment	131,311	159,923	(28,612)	(18)%
Goodwill	469,433	469,433	—	—%
Other assets	663,718	782,400	(118,682)	(15)%
TOTAL	$36,307,966	$34,788,840	$1,519,126	4%
LIABILITIES
Customer deposits	$31,311,662	$29,890,983	$1,420,679	5%
Short-term borrowings	24,813	60,050	(35,237)	(59)%
FHLB advances	323,323	321,643	1,680	1%
Repurchase agreements	50,000	350,000	(300,000)	(86)%
Long-term debt	176,513	186,327	(9,814)	(5)%
Accrued expenses and other liabilities	639,759	552,096	87,663	16%
Total liabilities	32,526,070	31,361,099	1,164,971	4%
STOCKHOLDERS’ EQUITY	3,781,896	3,427,741	354,155	10%
TOTAL	$36,307,966	$34,788,840	$1,519,126	4%

As of September 30, 2017, total assets were $36.31 billion, an increase of $1.52 billion or 4% from December 31, 2016. The predominant area of asset growth was in loans, which was driven by strong increases across all of the Company’s commercial and retail lines of business. These increases were partially offset by maturities of resale agreements, and decreases in investment securities, cash and cash equivalents, and other assets.

As of September 30, 2017, total liabilities were $32.53 billion, an increase of $1.16 billion or 4% from December 31, 2016, primarily due to increases in customer deposits, reflecting the continued strong growth from existing and new customers. This increase was partially offset by a decrease in repurchase agreements primarily due to an increase in resale agreements that were eligible for netting against repurchase agreements under ASC 210-20-45, Balance Sheet Offsetting.

Stockholders’ equity growth benefited primarily from $420.7 million in net income, partially offset by $87.6 million of cash dividends on common stock.

Investment Securities

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

Held-to-maturity investment security

During the first quarter of 2016, the Company securitized $201.7 million of multifamily residential loans and retained $160.1 million of the senior tranche of the resulting securities from the securitization as held-to-maturity, which is carried at amortized cost. The held-to-maturity investment security is a non-agency commercial mortgage-backed security maturing on April 25, 2046. During the third quarter of 2017, the Company transferred this non-agency commercial mortgage-backed security with a net carrying amount of $115.6 million from held-to-maturity to available-for-sale. The transfer reflects the Company’s intent to sell the security under active liquidity management.

Available-for-sale investment securities

As of September 30, 2017 and December 31, 2016, the Company’s available-for-sale investment securities portfolio was primarily comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and foreign bonds. Investment securities classified as available-for-sale are carried at their estimated fair value with the corresponding changes in fair value recorded in Accumulated other comprehensive loss, net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheets.

The following table presents the breakout of the amortized cost and fair value of available-for-sale investment securities by major categories as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$533,035	$526,332	$730,287	$720,479
U.S. government agency and U.S. government sponsored enterprise debt securities	191,727	189,185	277,891	274,866
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	1,475,969	1,466,106	1,539,044	1,525,546
Municipal securities	116,798	117,242	148,302	147,654
Non-agency residential mortgage-backed securities	9,680	9,694	11,592	11,477
Corporate debt securities	12,655	11,942	232,381	231,550
Foreign bonds	505,395	489,140	405,443	383,894
Other securities (1)	147,504	147,135	40,501	40,329
Total available-for-sale investment securities	$2,992,763	$2,956,776	$3,385,441	$3,335,795

(1)	During the third quarter of 2017, the Company transferred a non-agency commercial mortgage-backed security with a net carrying amount of $115.6 million from held-to-maturity to available-for-sale.

The fair value of the available-for-sale investment securities totaled $2.96 billion as of September 30, 2017, compared to $3.34 billion as of December 31, 2016. The decrease of $379.0 million or 11% primarily reflected the sales of corporate debt securities, U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and municipal securities; and paydowns, maturities and calls of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. government agency and U.S. government sponsored enterprise debt securities, and U.S. Treasury securities. The decrease was partially offset by purchases of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, foreign bonds, U.S. government agency and U.S. government sponsored enterprise debt securities, U.S. Treasury securities and municipal securities; and the transfer of a non-agency commercial mortgage-backed security from held-to-maturity security.

The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in Other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. As of September 30, 2017, the Company’s net unrealized losses on available-for-sale investment securities were $36.0 million, compared to $49.6 million as of December 31, 2016. The favorable change in the net unrealized losses was primarily attributed to the flattening in the yield curve with long-term interest rates falling. Gross unrealized losses on available-for-sale investment securities totaled $42.3 million as of September 30, 2017, compared to $56.3 million as of December 31, 2016. As of September 30, 2017, the Company had no intention to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. No other-than-temporary impairment was recognized for the three and nine months ended September 30, 2017 and 2016. For a complete discussion and disclosure, see Note 4 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 6 — Securities to the Consolidated Financial Statements.

As of September 30, 2017 and December 31, 2016, available-for-sale investment securities with a fair value of $584.9 million and $767.4 million, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window and for other purposes required or permitted by law.

The following table presents the weighted average yields and contractual maturity distributions, excluding periodic principal payments, of the Company’s investment securities as of the periods indicated. Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay the obligations. In addition, such factors as prepayments and interest rate changes may affect the yields on the carrying value of mortgage-backed securities.

($ in thousands)	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
Available-for-sale investment securities:
U.S. Treasury securities:
Maturing in one year or less	$150,431	$150,134	0.96%	$100,707	$100,653	0.65%
Maturing after one year through five years	382,604	376,198	1.35%	376,580	371,917	1.27%
Maturing after five years through ten years	—	—	—%	253,000	247,909	1.59%
Total	533,035	526,332	1.24%	730,287	720,479	1.29%
U.S. government agency and U.S. government sponsored enterprise debt securities:
Maturing in one year or less	24,999	24,916	1.02%	118,966	118,982	0.94%
Maturing after one year through five years	9,732	9,774	2.37%	52,622	52,630	1.38%
Maturing after five years through ten years	103,394	101,030	2.19%	81,829	78,977	2.07%
Maturing after ten years	53,602	53,465	2.58%	24,474	24,277	2.50%
Total	191,727	189,185	2.15%	277,891	274,866	1.49%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Maturing after one year through five years	52,312	52,055	2.33%	47,278	46,950	1.74%
Maturing after five years through ten years	66,351	65,534	2.45%	79,379	78,903	3.11%
Maturing after ten years	1,357,306	1,348,517	2.20%	1,412,387	1,399,693	2.34%
Total	1,475,969	1,466,106	2.22%	1,539,044	1,525,546	2.36%
Municipal securities (2):
Maturing in one year or less	12,987	13,058	3.56%	6,404	6,317	2.56%
Maturing after one year through five years	85,244	85,767	2.29%	127,178	127,080	2.31%
Maturing after five years through ten years	6,274	6,235	2.50%	9,785	9,515	2.50%
Maturing after ten years	12,293	12,182	4.31%	4,935	4,742	3.95%
Total	116,798	117,242	2.67%	148,302	147,654	2.40%
Non-agency residential mortgage-backed securities:
Maturing after ten years	9,680	9,694	2.72%	11,592	11,477	2.52%
Corporate debt securities:
Maturing in one year or less	12,655	11,942	2.19%	12,671	11,347	1.80%
Maturing after five years through ten years	—	—	—%	40,479	40,500	2.40%
Maturing after ten years	—	—	—%	179,231	179,703	2.26%
Total	12,655	11,942	2.19%	232,381	231,550	2.26%
Foreign bonds:
Maturing in one year or less	405,395	389,876	2.13%	304,427	287,695	2.09%
Maturing after one year through five years	100,000	99,264	2.70%	101,016	96,199	2.11%
Total	505,395	489,140	2.24%	405,443	383,894	2.09%
Other securities:
Maturing in one year or less	31,790	31,417	—%	40,501	40,329	2.72%
Maturing after five years through ten years	99	103	1.43%	—	—	—%
Maturing after ten years	115,615	115,615	3.78%	—	—	—%
Total	147,504	147,135	2.96%	40,501	40,329	2.72%

Total:
Maturing in one year or less	638,257	621,343		583,676	565,323
Maturing after one year through five years	629,892	623,058		704,674	694,776
Maturing after five years through ten years	176,118	172,902		464,472	455,804
Maturing after ten years	1,548,496	1,539,473		1,632,619	1,619,892
Total available-for-sale investment securities	$2,992,763	$2,956,776		$3,385,441	$3,335,795

Held-to-maturity investment security:
Non-agency commercial mortgage-backed security:
Maturing after ten years	$—	$—	—%	$143,971	$144,593	3.91%

(1)	Weighted average yields are computed based on amortized cost balances.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

The following sections discuss additional information on the Company’s loan portfolios, non-purchased credit impaired (“non-PCI”) nonperforming assets and allowance for credit losses.

Total Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include CRE, C&I, residential and consumer loans. Net loans, including loans held-for-sale, increased $2.97 billion or 12% to $28.24 billion as of September 30, 2017 from $25.27 billion as of December 31, 2016. The increase was broad based and driven by strong increases of $1.14 billion or 22% in residential loans, $1.00 billion or 10% in C&I loans, $836.3 million or 10% in CRE loans and $44.1 million or 2% in consumer loans.

($ in thousands)	September 30, 2017		December 31, 2016
	Amount (1)	Percent	Amount (1)	Percent
CRE:
Income producing	$8,843,776	31%	$8,016,109	31%
Construction	572,027	2%	551,560	2%
Land	111,377	—%	123,194	1%
Total CRE	9,527,180	33%	8,690,863	34%
C&I:
Commercial business	9,776,254	34%	8,959,633	35%
Trade finance	868,902	3%	680,930	3%
Total C&I	10,645,156	37%	9,640,563	38%
Residential:
Single-family	4,356,009	16%	3,509,779	14%
Multifamily	1,876,956	7%	1,585,939	6%
Total residential	6,232,965	23%	5,095,718	20%
Consumer	2,120,056	7%	2,075,995	8%
Total loans held-for-investment (2)	$28,525,357	100%	$25,503,139	100%
Allowance for loan losses	(285,926)		(260,520)
Loans held-for-sale	178		23,076
Total loans, net	$28,239,609		$25,265,695

(1)	Includes $(29.2) million and $1.2 million as of September 30, 2017 and December 31, 2016, respectively, of net deferred loan fees, unearned income, unamortized premiums and unaccreted discounts.

(2)	Loans net of ASC 310-30 discount.

Although the loan portfolio grew 12% during the nine months ended September 30, 2017, the loan type composition remained relatively unchanged from December 31, 2016. The Company’s largest credit risks are concentrated in the commercial lending portfolios, which are comprised of C&I and CRE loans. The commercial lending portfolios comprised 70% and 72% of the total loan portfolio as of September 30, 2017 and December 31, 2016, respectively, and are discussed further below.

C&I Loans. C&I loans of $10.65 billion and $9.64 billion, which accounted for 37% and 38% of the total loan portfolio as of September 30, 2017 and December 31, 2016, respectively, include commercial business and trade finance loans, which comprised the largest sector in the lending portfolio. Over the last few years, the Company has experienced higher growth in specialized lending verticals in industries such as private equity, energy, entertainment and structured specialty finance. As of September 30, 2017 and December 31, 2016, specialized lending verticals comprised 42% and 37% of total C&I loans, respectively.

Although the C&I industry sectors in which the Company provides financing are diversified, the Company has higher concentrations in the industry sectors of wholesale trade, manufacturing, real estate and leasing, entertainment and private equity. The Company’s C&I loan exposures within the wholesale trade sector, which totaled $1.63 billion and $1.38 billion as of September 30, 2017 and December 31, 2016, respectively, are largely related to U.S. domiciled companies, which import goods from Greater China for U.S. consumer consumption, many of which are companies based in California. The private equity loans are largely capital call lines of credit. The Company also has a syndicated loan portfolio within the C&I loan portfolio, which totaled $627.9 million and $758.5 million as of September 30, 2017 and December 31, 2016, respectively. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classifications, setting limits for specialized lending verticals and setting diversification targets.

CRE Loans. CRE loans include income producing real estate, construction and land loans where the interest rates may be fixed, variable or hybrid. The Company focuses on providing financing to experienced real estate investors and developers who are long-time customers and have moderate levels of leverage. Loans are generally underwritten with high standards for cash flows, debt service coverage ratios and loan-to-value ratios. Due to the nature of the Company’s geographical footprint and market presence, the Company has CRE loan concentrations primarily in California, which comprised 74% of the CRE loan portfolio as of each of September 30, 2017 and December 31, 2016. Accordingly, changes in the California economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. 19% of the CRE loans as of each of September 30, 2017 and December 31, 2016 were owner occupied properties, while the remaining 81% were non-owner occupied properties (where 50% or more of the debt service for the loan is provided by rental income). As of September 30, 2017 and December 31, 2016, the Company had an income-producing CRE portfolio that was broadly diversified across all property types.

The Company had $572.0 million of construction loans and $507.3 million of unfunded commitments as of September 30, 2017, compared to $551.6 million of construction loans and $526.4 million of unfunded commitments as of December 31, 2016. The construction portfolio as of September 30, 2017 and December 31, 2016 was largely comprised of financing for the construction of hotels, multifamily and residential condominiums, as well as mixed use (residential and retail) structures.

Residential Loans. Residential loans are comprised of single-family and multifamily residential loans. The Company offers first lien mortgage loans secured by one-to-four unit residential properties located in its primary lending areas. The Company offers a variety of first lien mortgage loan programs, including fixed rate conforming loans and adjustable rate mortgage loans with initial fixed periods of one to seven years, which adjust annually thereafter. The Company’s multifamily loan portfolio is largely comprised of loans secured by smaller multifamily properties ranging from 5 to 15 units in its primary lending areas. 71% and 73% of the Company’s residential loans were concentrated in California as of September 30, 2017 and December 31, 2016, respectively. Many of the single-family residential loans within the Company’s portfolio are reduced documentation loans where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less. These loans have historically experienced low delinquency and default rates.

Consumer Loans. Consumer loans are comprised of home equity lines of credit (“HELOCs”), insurance premium financing loans, credit card and auto loans. As of September 30, 2017 and December 31, 2016, the Company’s HELOCs were the largest component of the consumer loan portfolio, and were secured by one-to-four unit residential properties located in its primary lending areas. The HELOC loan portfolio is largely comprised of loans originated through a reduced documentation loan program where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less. The Company is in a first lien position for many of these reduced documentation HELOCs. These loans have historically experienced low delinquency and default rates.

The Company’s total loan portfolio includes originated and purchased loans. Originated and purchased loans, for which there was no evidence of credit deterioration at their acquisition date, are collectively referred to as non-PCI loans. Acquired loans for which there was, at the acquisition date, evidence of credit deterioration are referred to as PCI loans. PCI loans are recorded net of ASC 310-30 discount and totaled $532.3 million and $642.4 million as of September 30, 2017 and December 31, 2016, respectively. For additional details regarding PCI loans, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

The Company’s overseas offices include the branch in Hong Kong and the subsidiary bank in China. As of September 30, 2017 and December 31, 2016, loans held in the Hong Kong branch totaled $686.3 million and $733.3 million, respectively. As of September 30, 2017 and December 31, 2016, loans held in the subsidiary bank in China totaled $499.5 million and $425.3 million, respectively. These overseas loans are comprised mainly of C&I loans made to cross-border or trade finance companies. In total, these loans represented 3% of total consolidated assets as of September 30, 2017 and December 31, 2016.

When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of September 30, 2017, loans held-for-sale amounted to $178 thousand, which were comprised of single-family residential loans. In comparison, as of December 31, 2016, loans held-for-sale amounted to $23.1 million, which were primarily comprised of consumer loans. Loans transferred from held-for-investment to held-for-sale were $74.5 million and $418.5 million during the three and nine months ended September 30, 2017, respectively. These loan transfers were primarily comprised of C&I loans for both periods. In comparison, $144.9 million and $720.7 million of loans were transferred from held-for-investment to held-for-sale during the three and nine months ended September 30, 2016, respectively. These loan transfers were primarily comprised of C&I, multifamily residential and CRE loans for both periods. The Company recorded $232 thousand and $441 thousand in write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and nine months ended September 30, 2017, respectively. In comparison, there were no write-downs and $1.9 million of write-downs recorded to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and nine months ended September 30, 2016, respectively.

During the three and nine months ended September 30, 2017, the Company sold $33.8 million and $101.4 million, respectively, in originated loans, resulting in net gains of $2.3 million and $5.5 million, respectively. Originated loans sold during the three months ended September 30, 2017 were primarily comprised of $15.7 million of CRE loans and $12.3 million of C&I loans. Originated loans sold during the nine months ended September 30, 2017 were primarily comprised of $50.5 million of C&I loans and $34.8 million of CRE loans. In comparison, the Company sold $107.3 million in originated loans during the three months ended September 30, 2016, resulting in net gains of $2.2 million. Originated loans sold during this period were primarily comprised of $53.9 million of C&I loans and $46.0 million of CRE loans. During the nine months ended September 30, 2016, the Company sold or securitized $529.5 million in originated loans, resulting in net gains of $9.3 million. Included in these amounts were $201.7 million of multifamily residential loans securitized during the first quarter of 2016, which resulted in net gains of $1.1 million, $641 thousand in mortgage servicing rights and $160.1 million of held-to-maturity investment security that were recorded. The remaining $327.8 million of originated loans sold during the nine months ended September 30, 2016, primarily comprising of $171.9 million of CRE loans and $99.6 million of C&I loans, resulted in net gains of $8.2 million.

During the three and nine months ended September 30, 2017, the Company purchased $72.4 million and $441.1 million loans, respectively, compared to $256.2 million and $1.04 billion during the three and nine months ended September 30, 2016, respectively. Purchased loans for each of the three and nine months ended September 30, 2017 were primarily comprised of C&I syndication loans. Purchased loans for each of the three and nine months ended September 30, 2016 were primarily comprised of C&I syndication loans and single-family residential loans. The higher loans purchased for the three and nine months ended September 30, 2016, primarily included $165.8 million and $488.3 million, respectively, of single-family residential loans purchased for Community Reinvestment Act purposes.

From time to time, the Company purchases and sells loans in the secondary market. Certain purchased loans are transferred from held-for-investment to held-for-sale and write-downs to allowance for loan losses are recorded, when appropriate. During the three and nine months ended September 30, 2017, the Company sold loans of $57.4 million and $354.5 million, respectively, in the secondary market at net gains of $19 thousand and $1.2 million, respectively. In comparison, the Company sold loans of $45.8 million and $179.4 million for the three and nine months ended September 30, 2016, respectively, in the secondary market. Loan sales in the secondary market resulted in no gains or losses and $69 thousand in net gains recorded for the three and nine months ended September 30, 2016, respectively.

The Company records valuation adjustments in Net gains on sales of loans on the Consolidated Statements of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value. For each of the three months ended September 30, 2017 and 2016, no valuation adjustments were recorded. For the nine months ended September 30, 2017 and 2016, the Company recorded $61 thousand and $2.4 million, respectively, in valuation adjustments.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans and other real estate owned (“OREO”), net. Loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. The following table presents information regarding non-PCI nonperforming assets as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017	December 31, 2016
Nonaccrual loans:
Real estate - commercial	$24,802	$26,907
Real estate - land and construction	4,183	5,326
Commercial	73,384	81,256
Real estate - single-family	6,639	4,214
Real estate - multifamily	2,620	2,984
Consumer	3,097	2,130
Total nonaccrual loans	114,725	122,817
OREO, net	2,289	6,745
Total nonperforming assets	$117,014	$129,562
Non-PCI nonperforming assets to total assets (1)	0.32%	0.37%
Non-PCI nonaccrual loans to loans held-for-investment (1)	0.40%	0.48%
Allowance for loan losses to non-PCI nonaccrual loans	249.23%	212.12%

(1)	Total assets and loans held-for-investment include PCI loans of $532.3 million and $642.4 million as of September 30, 2017 and December 31, 2016, respectively.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrower’s financial condition and loan repayment capabilities. Nonaccrual loans decreased by $8.1 million or 7% to $114.7 million as of September 30, 2017 from $122.8 million as of December 31, 2016. The decrease in nonaccrual loans was primarily due to payoffs and paydowns of nonaccrual loans of $70.2 million, transfers of nonaccrual loans to accrual status of $37.2 million, and charge-offs of nonaccrual loans of $19.5 million, partially offset by loans transferred to nonaccrual status of $119.4 million, during the nine months ended September 30, 2017. Nonaccrual loans as a percentage of loans held-for-investment declined from 0.48% as of December 31, 2016 to 0.40% as of September 30, 2017. C&I loans comprised 64% and 66% of total nonaccrual loans as of September 30, 2017 and December 31, 2016, respectively. Credit risks related to the C&I nonaccrual loans were mitigated by the collateral. In addition, the risk of loss of all nonaccrual loans had been considered as of September 30, 2017 and December 31, 2016 and the Company believes that this was appropriately covered by the allowance for loan losses.

In addition, 36% and 64% of non-PCI nonaccrual loans consisted of loans that were less than 90 days delinquent as of September 30, 2017 and December 31, 2016, respectively.

For additional details regarding the Company’s non-PCI nonaccrual loans policy, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

Troubled debt restructurings (“TDRs”) may be designated as performing or nonperforming. A TDR may be designated as performing, if the loan has demonstrated sustained performance under the modified terms. The period of sustained performance may include the periods prior to modification if prior performance has met or exceeded the modified terms. A loan will remain on nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments.

The following table presents the performing and nonperforming TDRs by loan segment as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017		December 31, 2016
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
CRE	$10,347	$19,830	$20,145	$14,446
C&I	20,416	44,292	44,363	23,771
Residential	18,872	486	17,178	717
Consumer	1,204	375	1,552	49
Total TDRs	$50,839	$64,983	$83,238	$38,983

Performing TDRs decreased by $32.4 million or 39% to $50.8 million as of September 30, 2017, primarily due to the transfers of one CRE and two C&I loans from performing to nonperforming status during the nine months ended September 30, 2017. Nonperforming TDRs increased by $26.0 million or 67% to $65.0 million as of September 30, 2017, primarily due to the aforementioned transfers of CRE and C&I loans between performing and nonperforming status and a C&I loan becoming a TDR loan during the nine months ended September 30, 2017.

The Company’s impaired loans include predominantly non-PCI loans held-for-investment on nonaccrual status and non-PCI loans modified as a TDR, on either accrual or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K for additional information regarding the Company’s TDRs and impaired loan policies. As of September 30, 2017, the allowance for loan losses included $20.8 million for impaired loans with a total recorded investment balance of $72.6 million. In comparison, the allowance for loan losses included $12.7 million for impaired loans with a total recorded investment balance of $84.1 million as of December 31, 2016.

The following table presents the recorded investment balances for non-PCI impaired loans as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
CRE:
Income producing	$35,149	21%	$46,508	23%
Land	4,183	3%	5,870	3%
Total CRE impaired loans	39,332	24%	52,378	26%
C&I:
Commercial business	89,092	54%	120,453	58%
Trade finance	4,708	3%	5,166	2%
Total C&I impaired loans	93,800	57%	125,619	60%
Residential:
Single-family	15,899	10%	14,335	7%
Multifamily	12,232	7%	10,041	5%
Total residential impaired loans	28,131	17%	24,376	12%
Consumer	4,301	2%	3,682	2%
Total impaired loans	$165,564	100%	$206,055	100%

Allowance for Credit Losses

Allowance for credit losses consists of allowance for loan losses and allowance for unfunded credit reserves. Unfunded credit reserves include reserves provided for unfunded lending commitments, issued commercial letters of credit and standby letters of credit (“SBLCs”), and recourse obligations for loans sold. The allowance for credit losses is increased by the provision for credit losses which is charged against current period operating results, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Net adjustments to the allowance for unfunded credit reserves are included in Provision for credit losses on the Consolidated Statements of Income.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent loss in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of September 30, 2017, future allowance levels may increase or decrease based on a variety of factors, including loan growth, portfolio performance and general economic conditions. For additional details on the Company’s allowance for credit losses, including the methodologies used, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements, and Item 7. MD&A — Critical Accounting Policies and Estimates and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2016 Form 10-K.

The following table presents a summary of activities in the allowance for credit losses for the three and nine months ended September 30, 2017 and 2016:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Allowance for loan losses, beginning of period	$276,316	$266,768	$260,520	$264,959
Provision for loan losses	13,448	11,514	32,134	19,049
Gross charge-offs:
CRE	—	(309)	(149)	(504)
C&I	(7,359)	(23,696)	(19,802)	(31,770)
Residential	—	(29)	(1)	(166)
Consumer	(65)	(13)	(72)	(17)
Total gross charge-offs	(7,424)	(24,047)	(20,024)	(32,457)
Gross recoveries:
CRE	610	634	1,714	873
C&I	2,165	165	9,658	2,068
Residential	809	654	1,758	1,048
Consumer	2	124	166	272
Total gross recoveries	3,586	1,577	13,296	4,261
Net charge-offs	(3,838)	(22,470)	(6,728)	(28,196)
Allowance for loan losses, end of period	285,926	255,812	285,926	255,812

Allowance for unfunded credit reserves, beginning of period	15,188	20,318	16,121	20,360
Reversal of unfunded credit reserves	(452)	(1,989)	(1,385)	(2,031)
Allowance for unfunded credit reserves, end of period	14,736	18,329	14,736	18,329
Allowance for credit losses	$300,662	$274,141	$300,662	$274,141

Average loans held-for-investment	$27,529,103	$24,258,913	$26,764,327	$23,961,288
Loans held-for-investment, end of period	$28,525,357	$24,731,962	$28,525,357	$24,731,962
Annualized net charge-offs to average loans held-for-investment	(0.06)%	(0.37)%	(0.03)%	(0.16)%
Allowance for loan losses to loans held-for-investment	1.00%	1.03%	1.00%	1.03%

As of September 30, 2017, the allowance for loan losses amounted to $285.9 million or 1.00% of loans held-for-investment, compared to $260.5 million or 1.02% and $255.8 million or 1.03% of loans held-for-investment as of December 31, 2016 and September 30, 2016, respectively. The increase in the allowance for loan losses was largely due to the overall growth in the loan portfolio. The allowance for loan losses to loans held-for-investment ratio as of September 30, 2017 decreased slightly compared to both December 31, 2016 and September 30, 2016. The decrease in this ratio was primarily attributable to the higher credit quality of newly originated loans, resulting in loans held-for-investment increasing at a higher rate than the estimated allowance for loan losses. In addition, the extended good economic cycle and sound credit risk management practices have led to continued declines in the Company’s historical loss rate experience, which has resulted in a slower rate of change in the allowance for loan losses compared to the Company’s loan growth. Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The fluctuation in the provision for credit losses is highly dependent on the historical loss rates trend along with the net charge-offs experienced during the period. The increase in the provision for credit losses for the three and nine months ended September 30, 2017, compared to the same periods in 2016, was reflective of the overall loan portfolio growth, partially offset by a decline in the historical loss factor during the same periods. The Company believes the allowance for credit losses as of September 30, 2017 and December 31, 2016 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date.

The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans held-for-investment as of September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017		December 31, 2016
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
CRE	$74,317	33%	$72,916	34%
C&I	160,598	37%	142,167	38%
Residential	43,905	23%	37,338	20%
Consumer	7,106	7%	8,099	8%
Total	$285,926	100%	$260,520	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses. PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of September 30, 2017, the Company established an allowance of $68 thousand on $532.3 million of PCI loans. In comparison, an allowance of $118 thousand was established on $642.4 million of PCI loans as of December 31, 2016. The allowance balances for both periods were attributed mainly to the PCI CRE loans.

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. Deposits are an important low-cost source of funding, and affect net interest income and net interest margin. The following table presents the balances for customer deposits as of September 30, 2017 and December 31, 2016:

($ in thousands)					Change
	September 30, 2017	% of total deposits	December 31, 2016	% of total deposits	$	%
Core deposits:
Noninterest-bearing demand	$10,992,674	35%	$10,183,946	34%	$808,728	8%
Interest-bearing checking	4,108,859	13%	3,674,417	12%	434,442	12%
Money market	7,939,031	25%	8,174,854	27%	(235,823)	(3)%
Savings	2,476,557	8%	2,242,497	8%	234,060	10%
Total core deposits	25,517,121	81%	24,275,714	81%	1,241,407	5%
Time deposits	5,794,541	19%	5,615,269	19%	179,272	3%
Total deposits	$31,311,662	100%	$29,890,983	100%	$1,420,679	5%

Total deposits increased mainly due to growth in noninterest-bearing demand and interest-bearing checking deposits from existing and new customers. The Company’s deposit strategy is to grow and retain relationship-based deposits, and provide a source of low-cost funding and liquidity to the Company. Core deposits comprised 81% of total deposits as of each of September 30, 2017 and December 31, 2016. The $1.24 billion or 5% increase in core deposits was primarily due to the increases in noninterest-bearing demand deposits and interest-bearing checking deposits. Noninterest-bearing demand deposits comprised 35% and 34% of total deposits as of September 30, 2017 and December 31, 2016, respectively. Interest-bearing checking deposits comprised 13% and 12% of total deposits as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, deposits were 110% of total loans, compared to 117% as of December 31, 2016, as the growth in total loans outpaced deposit growth.

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, long-term FHLB advances and repurchase agreements.

As of September 30, 2017 and December 31, 2016, short-term borrowings were comprised of the Company’s subsidiary, East West Bank (China) Limited’s borrowings of $24.8 million and $60.1 million, respectively. The interest rates of these borrowings ranged from 2.96% to 3.27% and 2.80% to 3.27% as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the short-term borrowings of $24.8 million are due to mature in the fourth quarter of 2017.

FHLB advances increased by $1.7 million to $323.3 million as of September 30, 2017 from $321.6 million as of December 31, 2016. As of September 30, 2017, FHLB advances had floating interest rates ranging from 1.48% to 1.72% with remaining maturities between 1.4 and 5.1 years.

Gross repurchase agreements totaled $450.0 million as of each of September 30, 2017 and December 31, 2016. Resale and repurchase agreements are reported net pursuant to ASC 210-20-45, Balance Sheet Offsetting. Net repurchase agreements totaled $50.0 million and $350.0 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, $400.0 million of repurchase agreements were eligible for netting against resale agreements, resulting in $50.0 million of net repurchase agreements reported. In comparison, $100.0 million of gross repurchase agreements were eligible for netting against resale agreements, resulting in $350.0 million of net repurchase agreements reported as of December 31, 2016. As of September 30, 2017, gross repurchase agreements of $450.0 million had interest rates ranging between 3.54% to 3.58% and original terms ranging between 10.0 and 16.5 years. The remaining maturity terms of the repurchase agreements range between 5.1 and 5.9 years.

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

Long-Term Debt

The Company uses long-term debt to provide funding to acquire income earning assets and enhance liquidity. Long-term debt, which consists of junior subordinated debt and a term loan, decreased $9.8 million or 5% from $186.3 million as of December 31, 2016 to $176.5 million as of September 30, 2017. The decrease was primarily due to the quarterly repayment on the term loan, totaling $10.0 million, during the nine months ended September 30, 2017.

The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six wholly-owned subsidiaries in conjunction with these transactions. The junior subordinated debt totaled $152.6 million and $146.3 million as of September 30, 2017 and December 31, 2016, respectively. The junior subordinated debt had a weighted average interest rate of 2.73% and 2.22% for the nine months ended September 30, 2017 and 2016, respectively, and remaining maturity terms of 17.2 to 20.0 years as of September 30, 2017. Beginning in 2016, trust preferred securities no longer qualify as Tier 1 capital and are limited to Tier 2 capital for regulatory purposes, based on Basel III Capital Rules. For further discussion, see Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2016 Form 10-K.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month London Interbank Offered Rate plus 150 basis points and the weighted average interest rate was 2.65% and 2.19% for the nine months ended September 30, 2017 and 2016, respectively. The outstanding balance of the term loan was $30.0 million and $40.0 million as of September 30, 2017 and December 31, 2016, respectively.

Capital

The Company maintains an adequate capital base to support its anticipated asset growth, operating needs and credit risks, and to ensure that East West and the Bank are in compliance with all regulatory capital guidelines. The Company engages in regular capital planning processes to optimize the use of available capital and to appropriately plan for future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. In addition, the Company conducts capital stress tests as part of its annual capital planning process. The stress tests enable the Company to assess the impact of adverse changes in the economy and interest rates on its capital base.

The Company’s stockholders’ equity increased by $354.2 million or 10% to $3.78 billion as of September 30, 2017, compared to $3.43 billion as of December 31, 2016. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings increased by $333.1 million or 15% to $2.52 billion as of September 30, 2017, compared to $2.19 billion as of December 31, 2016. The increase was primarily due to net income of $420.7 million, reduced by $87.6 million of cash dividends during the nine months ended September 30, 2017. In addition, common stock and additional paid-in capital increased by $17.7 million or 1.0% primarily due to the activities in employee stock compensation plans. For other factors that contributed to the changes in stockholders’ equity, refer to the Consolidated Statements of Changes in Stockholders’ Equity.

Book value was $26.17 per common share based on 144.5 million common shares outstanding as of September 30, 2017, compared to $23.78 per common share based on 144.2 million common shares outstanding as of December 31, 2016. The Company made dividend payments of $0.20 per common share in each quarter during the nine months ended September 30, 2017 and 2016. In October 2017, the Company’s Board of Directors (the “Board”) declared fourth quarter 2017 cash dividends for the Company’s common stock. The common stock cash dividend of $0.20 per share is payable on November 15, 2017 to stockholders of record as of November 1, 2017.

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

The Basel III Capital Rules require that banking organizations maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. Moreover, the rules require that banking organizations maintain a capital conservation buffer of 2.5% above the capital minimums are being phased-in over four years beginning in 2016 (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in in 2019, the banking organizations will be required to maintain a minimum CET1 capital ratio of 7.0%, a minimum Tier 1 capital ratio of 8.5% and a minimum total capital ratio of 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s stockholders, customers and regulators that the Company and the Bank are financially sound. As of September 30, 2017 and December 31, 2016, both the Company and the Bank were considered “well-capitalized,” and met all capital requirements on a fully phased-in basis under the Basel III Capital Rules.

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2017 and December 31, 2016 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	September 30, 2017		December 31, 2016		Minimum Regulatory Requirements	Well- Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirements
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital	11.4%	11.3%	10.9%	11.3%	4.5%	6.5%	7.0%
Tier 1 risk-based capital	11.4%	11.3%	10.9%	11.3%	6.0%	8.0%	8.5%
Total risk-based capital	12.9%	12.3%	12.4%	12.3%	8.0%	10.0%	10.5%
Tier 1 leverage capital	9.4%	9.3%	8.7%	9.1%	4.0%	5.0%	4.0%

The Company’s CET1 and Tier 1 capital ratios have improved by 49 basis points, while the total risk-based and Tier 1 leverage capital ratios increased by 48 and 65 basis points, respectively, during the nine months ended September 30, 2017. The improvement was primarily driven by the increases in revenues, primarily due to increase in net interest income and net gains recorded from the sale of commercial property during the first quarter of 2017. The $1.82 billion or 7% increase in risk-weighted assets increased from $27.36 billion as of December 31, 2016 to $29.18 billion as of September 30, 2017 was primarily due to the growth of the Company’s Consolidated Balance Sheets. As of September 30, 2017, the Company’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital ratios and Tier 1 leverage capital ratios were 11.4%, 11.4%, 12.9% and 9.4%, respectively, well above the well-capitalized requirements of 6.5%, 8.0%, 10.0% and 5.0%, respectively.

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

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. The following table presents the Company’s loan commitments, commercial letters of credit and SBLCs as of September 30, 2017:

($ in thousands)	Commitments Outstanding
Loan commitments	$4,956,515
Commercial letters of credit and SBLCs	$1,757,648

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

The Company maintains liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks and available-for-sale investment securities. These assets totaled $5.10 billion and $5.54 billion, accounting for 14% and 16% of total assets, as of September 30, 2017 and December 31, 2016, respectively. Traditional forms of funding such as customer deposits and borrowings augment these liquid assets. Total customer deposits amounted to $31.31 billion as of September 30, 2017, compared to $29.89 billion as of December 31, 2016, of which core deposits comprised 81% of total deposits as of each of September 30, 2017 and December 31, 2016. As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds’ lines of credit with various correspondent banks for purchase of overnight funds, and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $6.45 billion and $3.23 billion, respectively, as of September 30, 2017. The Bank’s unsecured federal funds’ lines of credit, subject to availability, totaled $731.0 million with correspondent banks as of September 30, 2017. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

The Company experienced net cash inflows from operating activities of $665.0 million and $417.6 million during the nine months ended September 30, 2017 and 2016, respectively. The $247.4 million increase in net cash inflows from operating activities between these periods was primarily due to a $99.8 million increase in net income, a $108.3 million increase in net changes in cash flows receivable from other assets and a $76.2 million increase in net changes in the cash flows from accrued expenses and other liabilities, partially offset by a $32.5 million change in non-cash amounts. The $108.3 million increase in net changes in cash flows receivable from other assets, comparing the nine months ended September 30, 2017 to the same period in 2016, was primarily due to a reduction in tax receivables, and an increase in fair value of interest rate swaps and options during the nine months ended September 30, 2016 contributing to operating cash outflows in that period. The $76.2 million increase in net changes in the cash flows from accrued expenses and other liabilities, comparing the nine months ended September 30, 2017 to the same period in 2016, was primarily due to a larger wire transfer in transit and an increase in tax payables.

Net cash used in investing activities totaled $2.07 billion and $473.3 million during the nine months ended September 30, 2017 and 2016, respectively. The $1.59 billion increase in net cash used in investing activities was primarily due to a $1.69 billion increase in net cash outflows from loans held-for-investment, partially offset by a $150.0 million increase in net cash inflows from resale agreements.

During the nine months ended September 30, 2017 and 2016, the Company experienced net cash inflows from financing activities of $1.24 billion and $365.6 million, respectively. Net cash inflows from financing activities of $1.24 billion during the nine months ended September 30, 2017 was primarily comprised of a $1.39 billion net increase in customer deposits, partially offset by $87.9 million in cash dividends paid. Net cash inflows from financing activities of $365.6 million during the same period in 2016 were primarily comprised of a $1.13 billion net increase in customer deposits and a $37.7 million increase in short-term borrowings, partially offset by a $700.0 million repayment of short-term FHLB advances and $87.0 million in cash dividends paid.

As of September 30, 2017, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. The Bank paid total dividends of $255.0 million and $100.0 million to East West during the nine months ended September 30, 2017 and 2016, respectively. In addition, in October 2017, the Board declared a quarterly cash dividend of $0.20 per share for the Company’s common stock payable on November 15, 2017 to stockholders of record on November 1, 2017.

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

The simulation model is based on the actual maturity and re-pricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. The modeled results are highly sensitive to the deposit decay assumptions used for deposits that do not have specific maturities. The Company uses historical regression analysis of the Company’s internal deposit data as a guide to set deposit decay assumptions. In addition, the model is also highly sensitive to certain assumptions on the correlation of the change in interest rates paid on core deposits to changes in benchmark market interest rates, commonly referred to as deposit beta assumptions. Deposit beta assumptions are based on the Company’s historical experience. The model is also sensitive to the loan and investment prepayment assumption. The loan and investment prepayment assumption, which considers the anticipated prepayments under different interest rate environments, is based on an independent model, as well as the Company’s historical prepayment experiences.

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

The following table presents the Company’s net interest income and economic value of equity (“EVE”) sensitivity as of September 30, 2017 and December 31, 2016 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (BP)	Net Interest Income Volatility (1)		EVE Volatility (2)
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
+200	20.5%	22.4%	13.4%	12.3%
+100	11.4%	12.0%	7.0%	7.5%
-100	(8.0)%	(6.8)%	(3.7)%	(5.0)%
-200	(10.4)%	(7.5)%	(9.6)%	(9.3)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

Twelve-Month Net Interest Income Simulation

The Company’s estimated twelve-month net interest income sensitivity as of September 30, 2017 was slightly lower compared to December 31, 2016 for both upward interest rate scenarios, as simulated increases in interest income are offset by an increase in the rate of repricing for the Company’s deposit portfolio. In a simulated downward interest rate scenario, sensitivity increased overall for both of the downward interest rate scenarios, mainly due to the impact of the recent interest rate increases on December 14, 2016, March 15, 2017, and June 14, 2017. As interest rates rise further away from all time historical lows, there is more room for the Company’s simulated interest income to decline in a downward interest rate scenario, relative to previous simulations.

Under most rising interest rate environments, the Company would expect some customers to move balances in demand deposits into higher interest-bearing deposits such as money market, savings or time deposits. The models are particularly sensitive to the assumption about the rate of such migration. The federal funds target rate was between 0.50% and 0.75% as of December 31, 2016, and between 1.00% and 1.25% as of September 30, 2017. It should be noted that despite the two interest rate increases in 2017, as of September 30, 2017, the Company has not experienced this deposit movement, though there can be no assurance as to how long this is expected to last.

The following table presents the Company’s net interest income sensitivity as of September 30, 2017 for the +100 and +200 basis points interest rate scenarios assuming a $1.00 billion, $2.00 billion and $3.00 billion demand deposit migrations:

Change in Interest Rates (BP)	Net Interest Income Volatility
	September 30, 2017
	$1.00 Billion Migration 12 Months	$2.00 Billion Migration 12 Months	$3.00 Billion Migration 12 Months
+200	18.3%	16.0%	13.8%
+100	9.9%	8.5%	7.0%

Economic Value of Equity at Risk

The Company’s EVE sensitivity increased as of September 30, 2017, compared to December 31, 2016, for both of the upward interest rate scenarios. In the simulated upward 100 basis points and 200 basis points interest rate scenarios, EVE sensitivity was 7.0% and 13.4%, respectively. The increase in sensitivity as of September 30, 2017 compared to December 31, 2016 in the upward interest rate scenario was primarily due to changes in the balance sheet portfolio mix. EVE declined 3.7% and 9.6% of the base level as of September 30, 2017 in declining rate scenarios of 100 and 200 basis points, respectively.

The Company’s net interest income and EVE profile as of September 30, 2017, as presented in the net interest income and EVE tables, reflects an asset sensitive net interest income position and an asset sensitive EVE position. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive loans that are funded in part by noninterest-bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, net interest income increases when interest rates increase, and decreases when interest rates decrease. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

Interest Rate Swaps on Certificates of Deposit — As of September 30, 2017 and December 31, 2016, the Company had two cancellable interest rate swap contracts with original terms of 20 years. The objective of these interest rate swaps, which were designated as fair value hedges, was to obtain low-cost floating rate funding on the Company’s brokered certificates of deposit. As of September 30, 2017 and December 31, 2016, under the terms of the swap contracts, the Company received a fixed interest rate and paid a variable interest rate. As of September 30, 2017 and December 31, 2016, the notional amounts of the Company’s brokered certificates of deposit interest rate swaps were $42.6 million and $48.4 million, respectively. The fair value liabilities of the interest rate swaps were $6.6 million and $6.0 million as of September 30, 2017 and December 31, 2016, respectively.

Interest Rate Swaps and Options — The Company also offers various interest rate derivative products to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with registered swap dealers. These contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions in a hedge relationship and, therefore, are economic hedges.  The contracts are marked to market at each reporting period. Fair values are determined from verifiable third-party sources that have considerable experience with derivative markets. The Company provides data to the third party source to calculate the credit valuation component of the fair values of the client derivative contracts.

As of September 30, 2017, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $4.37 billion for derivatives that were in an asset valuation position and $4.37 billion for derivatives that were in a liability valuation position. As of December 31, 2016, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $3.86 billion for derivatives that were in an asset valuation position and $3.81 billion for derivatives that were in a liability valuation position. The fair values of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $64.8 million asset and a $64.2 million liability as of September 30, 2017. The fair values of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $67.6 million asset and a $65.1 million liability as of December 31, 2016.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, primarily comprised of forward, swap and spot contracts to enable its customers to hedge their transactions in foreign currencies from fluctuations in foreign exchange rates, and also to allow the Company to economically hedge against foreign currency fluctuations in certain foreign currency denominated deposits that it offers to its customers, as well as the Company’s investment in its China subsidiary, East West Bank (China) Limited.

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

ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. During the fourth quarter of 2015, the Company began entering into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. The hedging instruments, designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in China, against the risk of adverse changes in the foreign currency exchange rate. The notional amount and fair value of the net investment hedges were $83.0 million and a $4.3 million asset, respectively, as of December 31, 2016. Since recent policy changes by the People’s Bank of China, the central bank of the People’s Republic of China, as well as market sentiments have caused a divergence in the exchange rate movements of the on-shore Chinese Renminbi and off-shore Chinese Renminbi, the net investment hedge relationships were dedesignated during the first quarter of 2017, even though they continued to meet the hedge effectiveness test. As of September 30, 2017, the notional amount and fair value of these two foreign exchange forward contracts designated as economic hedges were $93.3 million and a $4.8 million liability, respectively, and have been included in the foreign exchange contracts’ notional amount of $1.13 billion and fair value of $14.2 million disclosed below.

As of September 30, 2017 and December 31, 2016, the Company’s total notional amounts of the foreign exchange contracts that were not designated as hedging instruments were $1.13 billion and $767.8 million, respectively. The fair values of the foreign exchange contracts were a $14.2 million asset and a $20.1 million liability, respectively, as of September 30, 2017 and an $11.9 million asset and an $11.2 million liability, respectively, as of December 31, 2016.

Credit Risk Participation Agreements — The Company has entered into credit risk participation agreements (“RPAs”) under which the Company assumed its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The Company may or may not be a party to the interest rate derivative contract and enters into such RPAs in instances where the Company is a party to the related loan participation agreement with the borrower. The Company will make/receive payments under the RPAs if the borrower defaults on its obligation to perform under the interest rate derivative contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. As of September 30, 2017, the notional amount and fair value of the RPAs purchased were $47.8 million and a $1 thousand liability, respectively. As of September 30, 2017, the notional amount and fair value of the RPAs sold were $20.6 million and a $2 thousand asset, respectively. As of December 31, 2016, the notional amount and fair value of the RPAs purchased were $48.3 million and a $3 thousand liability, respectively. As of December 31, 2016, the notional amount and fair value of the RPAs sold were $23.1 million and a $3 thousand asset, respectively.

Warrants — The Company obtained warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process. As of September 30, 2017, the warrants included on the Consolidated Financial Statements were from public and private companies. The Company valued these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The option volatility assumption was based on public market indices that include members that operate in similar industries as the companies in our private company portfolio. The model values were further adjusted for a general lack of liquidity due to the private nature of the underlying companies. As of September 30, 2017, the total fair value of the warrants held in public and private companies was a $1.5 million asset.

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

Certain accounting policies are considered to have a critical effect on the Company’s Consolidated Financial Statements in the Company’s judgment. In each area, the Company has identified the most important variables in the estimation process. The Company has used the best information available to make the estimations necessary for the related assets and liabilities. Actual results could differ from the Company’s estimates, and future changes in the key variables could change future valuations and impact the results of operations. The following is a list of the more judgmental and complex accounting estimates and principles:

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2017, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2017, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended September 30, 2017.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2, furnished with this report:

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

GLOSSARY OF ACRONYMS

ALCO	Asset/Liability Committee
AML	Anti-Money Laundering
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BP	Basis point
BSA	Bank Secrecy Act
C&I	Commercial and industrial
CET1	Common Equity Tier 1
CRA	Community Reinvestment Act
CRE	Commercial real estate
DBO	California Department of Business Oversight
EPS	Earnings per share
EVE	Economic value of equity
EWIS	East West Insurance Service, Inc.
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank of San Francisco
GAAP	Generally Accepted Accounting Principles
HELOCs	Home equity lines of credit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MOU	Memorandum of Understanding
Non-GAAP	Non-Generally Accepted Accounting Principles
Non-PCI	Non-purchased credit impaired
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
RPAs	Credit risk participation agreements
RSAs	Restricted stock awards
RSUs	Restricted stock units
SBLCs	Standby letters of credit
S&P	Standard and Poor’s
TDRs	Troubled debt restructurings
U.S.	United States
U.S. GAAP	United States Generally Accepted Accounting Principles
USD	U.S. Dollar

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 7, 2017

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
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