Form 10-K
period 2017-12-31
EAST WEST BANCORP INC
filed 2018-02-27
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $8,393,797,096 (based on the June 30, 2017 closing price of Common Stock of $58.58 per share).

As of January 31, 2018, 144,544,022 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

EAST WEST BANCORP, INC.
2017 ANNUAL REPORT ON FORM 10-K

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

•
changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System, the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Securities and Exchange Commission (“SEC”), the Consumer Financial Protection Bureau and the California Department of Business Oversight (“DBO”) — Division of Financial Institutions;

•	heightened regulatory and governmental oversight and scrutiny of the Company’s business practices, including dealings with consumers;

•	changes in the economy of and monetary policy in the People’s Republic of China;

•	changes in income tax laws and regulations and the impact of the Tax Cuts and Jobs Act;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies and their impact on critical accounting policies and assumptions;

•	changes in the equity and debt securities markets;

•	future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;

•	fluctuations in the Company’s stock price;

•	fluctuations in foreign currency exchange rates;

•	success and timing of the Company’s business strategies;

•	ability of the Company to adopt and successfully integrate new technologies into its business in a strategic manner;

•	impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations and legal actions;

•	impact of potential federal tax changes and spending cuts;

•	impact of adverse judgments or settlements in litigation;

•	impact of regulatory enforcement actions;

•	changes in the Company’s ability to receive dividends from its subsidiaries;

•	impact of political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•	impact of natural or man-made disasters or calamities or conflicts or other events that may directly or indirectly result in a negative impact on the Company’s financial performance;

•	continuing consolidation in the financial services industry;

•	the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;

•	impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the Company’s business, business practices and cost of operations;

•	impact of adverse changes to the Company’s credit ratings from the major credit rating agencies;

•
impact of failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third parties with whom the Company does business, including as a result of cyber-attacks; and other similar matters which could result in, among other things, confidential and/or proprietary information being disclosed or misused;

•	adequacy of the Company’s risk management framework, disclosure controls and procedures, and internal control over financial reporting;

•	changes in interest rates on the Company’s net interest income and net interest margin;

•	the effect of changes in the level of checking or savings account deposits on the Company’s funding costs and net interest margin;

•
a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increased funding costs, reduced investor demand for mortgage loans and declines in asset values and/or recognition of other-than-temporary impairment (“OTTI”) on securities held in the Company’s available-for-sale investment securities portfolio;

•	the Company’s ability to retain key officers and employees may change; and

•	any future strategic acquisitions or divestitures.

For a more detailed discussion of some of the factors that might cause such differences, see Item 1A. Risk Factors presented elsewhere in this report. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 1.  BUSINESS
Organization
East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank (the “Bank”), which became its principal asset. In addition to the Bank, East West has six subsidiaries as of December 31, 2017 that were established as statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. East West also owns East West Insurance Services, Inc. (“EWIS”). In the third quarter of 2017, the Company sold the insurance brokerage business of EWIS for $4.3 million, and recorded a pre-tax gain of $3.8 million. EWIS remains a subsidiary of East West and continues to maintain its insurance broker license.
East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries that East West may establish or acquire. As a legal entity separate and distinct from its subsidiaries, East West’s principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. East West’s other sources of funds include proceeds from the issuance of its common stock in connection with stock option and employee stock purchase plans. As of December 31, 2017, the Company had $37.15 billion in total assets, $28.69 billion in total loans (net of allowance), $32.22 billion (including deposits held-for-sale) in total deposits and $3.84 billion in stockholders’ equity.
As of December 31, 2017, the Bank has three wholly owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977 to hold properties used by the Bank in its operations. The second subsidiary, East-West Investment, Inc., primarily acts as a trustee in connection with real estate secured loans. The remaining subsidiary is East West Bank (China) Limited.
In the fourth quarter of 2017, the Bank entered into a Purchase and Assumption Agreement to sell all eight of its Desert Community Bank (“DCB”) branches and related assets and liabilities to Flagstar Bank, a wholly owned subsidiary of Flagstar Bancorp, Inc. As of December 31, 2017, DCB branch assets held-for-sale were $91.3 million, which primarily comprised $78.1 million in loans held-for-sale. DCB deposits held-for-sale were $605.1 million. All regulatory approvals necessary for this transaction have been received, and the sale is expected to be completed in the first quarter of 2018.
The Bank continues to develop its international banking presence with its network of branches and representative offices. The Bank’s international presence includes five full-service branches in Greater China, located in Hong Kong, Shanghai, Shantou and Shenzhen. Shanghai has two branches, including one in the Shanghai Pilot Free Trade Zone. The Bank also has five representative offices in Greater China located in Beijing, Chongqing, Guangzhou, Taipei and Xiamen. In addition to facilitating traditional letters of credit and trade finance to businesses, these representative offices allow the Bank to assist existing clients and to develop new business relationships. Through these branches and offices, the Bank is focused on growing its cross-border client base between the U.S. and Greater China, helping U.S. based businesses expand in Greater China and China based companies pursue business opportunities in the U.S. The assets, revenues and earnings attributable to activities in the foreign locations were not material for the years ended December 31, 2017, 2016 and 2015.
The Bank continues to explore opportunities to establish other foreign offices, subsidiaries, strategic investments and partnerships to expand its international banking capabilities and to capitalize on cross-border businesses between the U.S. and Greater China.
Banking Services
As of December 31, 2017, the Bank was the fourth largest independent commercial bank headquartered in California based on total assets. The Bank is the largest bank in the U.S. that focuses on the financial service needs of individuals and businesses that operate both in the U.S. and Greater China, and has a strong focus on the Chinese American community. Through its network of banking locations in the U.S. and Greater China, the Bank provides a wide range of personal and commercial banking services to businesses, business executives, professionals, and other individuals. The Bank provides multilingual services to its customers in English, Cantonese, Mandarin, Vietnamese, Tagalog, Taiwanese and Spanish. The Bank also offers a variety of deposit products which includes the traditional range of personal and business checking and savings accounts, time deposits, individual retirement accounts, travelers checks, safe deposit boxes, and MasterCard® and Visa® merchant deposit services. The Bank’s lending activities include commercial and residential real estate, construction, trade finance and commercial business, including accounts receivable, Small Business Administration, inventory and working capital loans. In addition, the Bank is focused on providing financing to clients in need of a financial bridge to facilitate their business transactions between the U.S. and Greater China.

Operating Segments
The Bank’s three operating segments: Retail Banking, Commercial Banking and Other are based on the Bank’s core strategy. The Retail Banking segment focuses primarily on retail operations including consumers, and small and medium-sized enterprises through the Bank’s branch network. The Commercial Banking segment primarily generates commercial and industrial loans and commercial real estate (“CRE”) loans through domestic commercial lending offices located in California, New York, Texas, Washington, Massachusetts, Nevada and Georgia, and through foreign commercial lending offices located in China and Hong Kong. Furthermore, the Commercial Banking segment also offers a wide variety of international finance, and trade services and products, and generates commercial deposits. The remaining centralized functions, including the Company’s treasury operations and intersegment amount eliminations are aggregated and included in the Other segment. For complete discussion and disclosure, see the information in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Operating Segment Results and Note 19 — Business Segments to the Consolidated Financial Statements for additional information.
Market Area and Competition
The Bank operates in a highly competitive environment. The Company faces competition from domestic and foreign lending institutions and numerous other providers of financial services. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, reputation, interest rates on loans and deposits, lending limits and customer convenience. Competition also varies based on the types of customers and locations served. The Company maintains a strong presence within select markets through providing cross-border expertise to customers across a number of industry specializations between the U.S and Greater China. While the Company believes it is well positioned within a highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation.

The Bank concentrates on marketing its services in the greater Los Angeles metropolitan area and the greater San Francisco Bay area as California continues to grow as a top trading partner with Greater China and other Pacific Rim countries, as well as building relationships in other markets across the U.S. This provides the Bank with an important competitive advantage to its customers participating in the Asia Pacific marketplace. The Bank believes that its customers benefit from the Bank’s understanding of the Asian markets through its physical presence in Greater China, the Bank’s corporate and organizational ties throughout Asia, as well as the Bank’s international banking products and services. The Bank believes that this approach, combined with the Bank’s management and Board of Directors’ extensive ties to growing Asian business opportunities and the Chinese-American communities, provides the Bank with a competitive advantage. The Bank also has its presence in Greater China to identify and build corporate relationships, which the Bank may leverage to create business opportunities in California and other U.S. markets.

Supervision and Regulation
General
East West and the Bank are extensively regulated under U.S. federal and state laws, as well as the applicable laws of certain jurisdictions outside the U.S. in which we conduct business. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) administered by the FDIC, consumers and the banking system as a whole, and not for the protection of our investors. As a bank holding company, East West is subject to primary inspection, supervision, regulation, and examination by the Board of Governors of the Federal Reserve under the BHCA. In addition, the Company is also subject to regulation by certain foreign regulatory agencies in international jurisdictions where we conduct, or may in the future wish to conduct business, including Greater China and Hong Kong.
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

East West

East West is subject to regulation and examination by the Federal Reserve under the BHCA and its authority to, among other things:

•	require periodic reports and such additional information as the Federal Reserve may require in its discretion;

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

•
require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination, under certain circumstances; and

•
require the approval of acquisitions and mergers with banks and large financial companies, and consider certain competitive, management, financial, financial stability and other factors in granting these approvals. DBO approvals may also be required for certain acquisitions and mergers.

As a bank holding company within the meaning of the California Financial Code, East West is subject to examination by, and may be required to file reports with, the DBO.

The Bank and its Subsidiaries

East West Bank is a California state-chartered bank, a member and stockholder of the Federal Reserve and a member of the FDIC. The Bank is subject to primary inspection, periodic examination, and supervision by the Consumer Financial Protection Bureau (the “CFPB”), the DBO, and the Federal Reserve (the Bank’s primary federal regulator). The FDIC, which insures the Bank’s deposits, also has examination authority over the Bank. The Bank’s foreign operations are regulated and supervised by the Federal Reserve and the DBO, as well as by regulatory authorities in the host countries in which the Bank’s overseas offices reside. Specific federal and state laws and regulations that are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies. California law permits state chartered commercial banks to engage in any activity permissible for national banks, unless such activity is expressly prohibited by state law. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to the Gramm Leach Bliley Act, the Bank may conduct certain “financial” activities in a subsidiary to the same extent permitted for a national bank, provided the Bank is and remains “well capitalized,” “well managed” and in “satisfactory” compliance with the Community Reinvestment Act (“CRA”).

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

Capital Requirements

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. In 2013, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards and implemented certain provisions of the Dodd-Frank Act.

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for some of their components). The Basel III Capital Rules, among other things, (i) introduced a new capital measure called Common Equity Tier 1 (“CET1”) and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, which were treated as Tier 1 instruments under the prior capital rules that meet certain revised requirements; (iii) mandated that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; (iv) expanded the scope of the deductions from and adjustments to capital, as compared to existing regulations; (v) required banking organizations with $15 billion or more in assets (including the Company) to phase-out trust preferred securities from Tier 1 regulatory capital; and (vi) provided non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures), including the Company and the Bank, the option to make a one-time permanent election to exclude the effects of certain accumulated other comprehensive income or loss items. The Basel III Capital Rules also provided for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights; (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks; and (iii) significant investments in nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and is being phased-in over several years in order to give banking organizations time to adjust and adapt to the new requirements. The Basel III Capital Rules also prescribe a new standardized approach for risk weighting assets and expand the risk weighting categories to a larger and more risk-sensitive number of categories.

Under the Basel III Capital Rules, to be considered adequately capitalized, the Company and the Bank are required to maintain minimum capital ratios of 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% total capital to risk-weighted assets, and a minimum Tier 1 leverage ratio of 4.0%. The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and is being phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The following table lists the minimum Basel III regulatory capital ratios considering the capital conservation buffer that the Company and the Bank must satisfy during the applicable transition periods in order to avoid certain restrictions on capital distributions and discretionary bonus payments:

Regulatory Capital Ratios	January 1,
	2016	2017	2018	2019
CET1 risk-based capital ratio	5.13%	5.75%	6.38%	7.00%
Tier 1 risk-based capital ratio	6.63%	7.25%	7.88%	8.50%
Total risk-based capital ratio	8.63%	9.25%	9.88%	10.50%

As of December 31, 2017, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis. For additional discussion and disclosure see Item 7. MD&A — Regulatory Capital and Ratios and Note 18 — Regulatory Requirements and Matters to the Consolidated Financial Statements.

With respect to the Bank, the Basel III Capital Rules also revised the Prompt Corrective Action (“PCA”) regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under the Prompt Corrective Action section below.

Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (“FDIA”), requires federal banking agencies to take PCA with respect to depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The Basel III Capital Rules, revised the PCA requirements effective January 1, 2015. Under the revised PCA provisions of the FDIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of any dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and/or cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

Stress Testing for Banks with Assets of $10 Billion to $50 Billion

The Dodd-Frank Act requires stress testing of bank holding companies and banks that have more than $10 billion but less than $50 billion of total consolidated assets (“$10 - $50 billion companies”). Additional stress testing is required for banking organizations with total consolidated assets of $50 billion or more. $10 - $50 billion companies, including the Company and the Bank, are required to conduct annual company-run stress tests under rules issued by the Federal Reserve Bank. This stress test assesses the potential impact of different scenarios on the consolidated earnings, balance sheet and capital of a bank holding company or bank over a designated planning horizon of nine quarters, taking into account the organization’s current condition, risks, exposures, strategies and activities. Each banking organization’s Board of Directors and senior management are required to review and approve the policies and procedures of their stress testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization’s capital planning, assessment of capital adequacy and maintenance of capital consistent with its risks, and risk management practices. The results of the stress tests are provided to the applicable Federal Reserve banking agency. The final rule requires public disclosure of a summary of the severely adverse stress testing results for the $10 - $50 billion companies. The Bank has developed a process to comply with the stress testing requirements, which involves senior management and the Board of Directors. The Bank is required to submit the results of the annual company-run stress tests to the Federal Reserve Bank by the close of business July 31 of each calendar year, using data as of December 31 of the preceding year and publish a summary of the results of the company-run stress tests between October 15 and October 31. The Company reported the results of its 2017 annual stress tests to the Federal Reserve Bank on July 27, 2017 and published a summary of the results on its website on October 23, 2017.

Consumer Financial Protection Bureau Supervision

The Dodd-Frank Act centralized responsibility for consumer financial protection by giving the CFPB the authority for implementing, examining and enforcing compliance with federal consumer financial laws. Depository institutions with assets exceeding $10 billion (such as the Bank), their affiliates, and certain non-banks in the markets for consumer financial services (as determined by the CFPB) are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. The CFPB is focused on:

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

The statutes and regulations that the CFPB enforces mandate certain disclosure and other requirements, and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. In addition, the Department of Justice enforces the Servicemembers Civil Relief Act, which provides certain protections for military service members and their families, who have utilized a financial product or service, including a limitation on the ability to retake collateral in the event of default and a statutory interest rate cap for certain debts. Failure to comply with these laws can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines or criminal penalties, punitive damages or restitution to consumers, and the loss of certain contractual rights. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

Federal Home Loan Bank and the Federal Reserve’s Reserve Requirements

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. As a FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. The Bank may also access the FHLB for both short-term and long-term secured borrowing sources. The Bank is also a member bank and stockholder of the Federal Reserve. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts either in the form of vault cash, an interest-bearing account at the Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve. As of December 31, 2017, the Bank was in compliance with these requirements.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to East West. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies have the authority to prohibit or limit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal PCA regulations, the Federal Reserve or FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” For more information, see Item 1. Business — Supervision and Regulation — Capital Requirements.

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only if the organization’s net income available to common stockholders over the past year has been sufficient to fully fund the dividends, and if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a financial source of strength to its banking subsidiaries. The Federal Reserve requires bank holding companies to continuously review their dividend policy in light of their organizations’ financial condition and compliance with regulatory capital requirements, and has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are very strong.

Transactions with Affiliates and Insiders

Pursuant to Section 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation W, the Bank is subject to restrictions that strictly limit the ability of banks to engage in transactions with their affiliates, including their parent bank holding companies. Regulations promulgated by the Federal Reserve limit the types and amounts of these transactions that may take place and generally require those transactions to be on an arm's-length basis. In general, these regulations require that “covered transactions” between a subsidiary bank and any one affiliate (e.g., its parent company or the non-bank subsidiaries of the bank holding company) are limited to 10% of the bank subsidiary's capital and surplus and, with respect to such bank subsidiary and all such affiliates, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, these restrictions, contained in the Federal Reserve’s Regulation W, prevent East West and other affiliates from borrowing from, or entering into other credit transactions with, the Bank or its operating subsidiaries, unless the loans or other credit transactions are secured by specified amounts of collateral. Federal law also limits a bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. The terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. The Dodd-Frank Act treats derivative transactions resulting in credit exposure to an affiliate as covered transactions. It expands the transactions for which collateral is required to be maintained, and for all such transactions, it requires collateral to be maintained at all times. In addition, the Volcker Rule under the Dodd-Frank Act establishes certain prohibitions, restrictions and requirements (known as “Super 23A” and “Super 23B”) on transactions between a covered fund and a banking entity that serves as an investment manager, investment adviser, organizer and offeror, or sponsor with respect to that covered fund, regardless of whether the banking entity has an ownership interest in the fund.

Community Reinvestment Act

Under the terms of the CRA as implemented by FDIC regulations, an institution has a continuing and affirmative obligation to help serve the credit needs of its communities, including the extension of credit to low to moderate-income neighborhoods. Should the Bank fail to serve the community adequately, potential penalties may include regulatory denials of applications to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

FDIC Deposit Insurance Assessments

The FDIC insures the Bank’s customer deposits through the DIF of the FDIC up to $250,000 for each depositor. The DIF is funded mainly through quarterly assessments on member banks. The Dodd-Frank Act revised the FDIC's fund management authority by setting requirements for the Designated Reserve Ratio (“DRR”) and redefining the assessment base, which is used to calculate banks' quarterly assessments. The FDIA requires the FDIC's Board to set a target or DRR for the DIF annually. The FDIC views the 2.0 percent DRR as a long-term goal and the minimum level needed to withstand future crises of the magnitude of past crises. The Bank’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the Bank. The initial base assessment rate is based on an institution’s capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk (“CAMELS”) ratings, certain financial measures to assess an institution’s ability to withstand asset related stress and funding related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the Bank’s failure. The FDIC’s DIF restoration plan is designed to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020. Insured institutions with total assets of $10 billion or more, such as the Bank, are responsible for funding the increase. With the increase of the DIF reserve ratio to 1.17% on June 30, 2016, the range of initial assessment rates has declined for all banks from five to 35 basis points on an annualized basis to three to 30 basis points on an annualized basis. In order to reach a DIF reserve ratio of 1.35%, insured depository institutions with $10 billion or more in total assets, such as the Bank, are required to pay a quarterly surcharge equal to an annual rate of 4.5 basis points applied to the Bank’s assessment base (with certain adjustments), in addition to regular assessments. In the event that the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall on large banks in the first quarter of 2019. For additional information regarding deposit insurance, see Item 1A. Risk Factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the DBO.

Anti-Money Laundering and Office of Foreign Assets Control Regulation

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act (“BSA”) and its implementing regulations and parallel requirements of the federal banking regulators require the Bank to maintain a risk-based Anti-Money Laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activities. There is an expectation by the Bank’s regulators that there will be an effective governance structure for the program which includes effective oversight by our Board of Directors and management. The program must include, at a minimum, a designated compliance officer, written policies, procedures and internal controls, training of appropriate personnel, and independent testing of the program and risk-based customer due diligence procedures. The United States Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) and the federal banking agencies continue to issue regulations and guidance with respect to the application and requirements of the BSA and their expectations for effective AML programs. Banking regulators also examine banks for compliance with regulations administered by the Office of Foreign Assets Control (“OFAC”) for economic sanctions against targeted foreign countries, nationals and others. Failure of a financial institution to maintain and implement adequate BSA/AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Future Legislation and Regulation

Legislators, presidential administrations and regulators may enact rules, laws, and policies to regulate the financial services industry and public companies from time to time. Further legislative changes and additional regulations may change the Company’s operating environment in substantial and unpredictable ways. Such legislation and regulations could increase the cost of conducting business, impede the efficiency of the internal business processes, and restrict or expand the activities in which the Company may engage. The Company cannot predict whether future legislative proposals will be enacted and, if enacted, the effect they would have on the business strategy, results of operations or financial condition of the Company. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act that have not yet been proposed or finalized. Members of the current U.S. federal government administration have indicated that the Dodd-Frank Act will be evaluated and that some of the provisions of the Dodd-Frank Act and rules promulgated thereunder, including those provisions establishing the CFPB and the rules and regulations proposed and enacted by the CFPB, may be revised, repealed, or amended. It is unclear if this evaluation of the rules and regulations will result in material changes to the current laws and rules, or those that are in process, applicable to financial institutions like us and financial services or products like ours. It also is not clear what the impact from any such changes, whether positive or negative, would be on our business or the markets and industries in which we compete and any such changes could have a material adverse impact on our business and prospects. There can be no assurance that these or future reforms will not significantly impact our businesses, results of operations and financial condition.

Employees
As of December 31, 2017, the Company had approximately 3,000 employees. None of the Company’s employees are subject to any collective bargaining agreements.
Available Information
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other filings with the SEC are available free of charge at http://investor.eastwestbank.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available for free on the SEC’s website at http://www.sec.gov. Also, these reports can be found and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, or by calling the SEC at 1-800-SEC-0330.

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

Regulatory, Compliance and Legal Risks

Changes in law, regulation or oversight may adversely affect the Company’s operations. EWBC is subject to extensive regulation under federal and state laws, as well as supervision and examination by the DBO, FDIC, Federal Reserve, FHLB, SEC, CFPB, U.S. and State Attorneys General, and other government bodies. Congress and federal agencies have significantly increased their focus on the regulation of the financial services industry. Among other things, the Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes, many parts of which are now in effect. The Federal Reserve has adopted regulations implementing the Basel III framework on bank capital adequacy, stress testing, and market liquidity risk in the U.S. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. In addition, our overseas operations in China, Hong Kong and Taiwan are subject to extensive regulation under the laws of those jurisdictions as well as supervision and examination by financial regulators for those jurisdictions, which have also increased their focus on the regulation of the financial services industry. Moreover, regulation of the financial services industry continues to undergo major changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies could affect EWBC in substantial and unpredictable ways. In addition, such changes could also subject us to additional costs and may limit the types of financial services and products we offer. Failure to comply with laws, regulations or policies could result in civil or criminal sanctions by state, federal and non-U.S. agencies, the loss of FDIC insurance, the revocation of our banking charter, civil or criminal monetary penalties and/or reputational damage, which could have a material adverse impact on the Company’s businesses, results of operations and financial condition. The effects of any such legislative changes and regulatory actions on EWBC cannot be reliably determined at this time. See Item 1. Business — Supervision and Regulation for more information about the regulations to which we are subject.

Good standing with our regulators is of fundamental importance to the continuation and growth of our businesses given that banks operate in an extensively regulated environment under state and federal law. The Bank is subject to supervision and regulation by regulators, including the Federal Reserve, the DBO and financial regulators in China, Hong Kong and Taiwan. Federal, state and non-U.S. regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations, and unsafe and unsound practices. The enforcement powers available to banking regulators include, among others, the ability to assess civil monetary penalties, to issue cease and desist or removal orders, to require written agreements, and to initiate injunctive actions. Further, regulators and bank supervisors continue to exercise qualitative supervision and regulation of our industry and specific business operations and related matters. Any failure to satisfy regulators' substantive and qualitative expectations may adversely affect our business and operations. Violations of laws and regulations or deemed deficiencies in risk management or other qualitative practices also may be incorporated into the Company’s bank supervisory ratings. A downgrade in these ratings, or other regulatory actions and settlements could limit the Company’s ability to pursue acquisitions or conduct other expansionary activities and require new or additional regulatory approvals before engaging in certain other business activities.

The CFPB is in the process of reshaping the consumer financial laws through rulemaking and enforcement of such laws against unfair, deceptive and abusive acts or practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including the Bank. The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. What constitutes unfair, deceptive and abusive acts or practices may be clarified by CFPB enforcement actions and opinions from courts and administrative proceedings. Moreover, the Bank will be examined by the CFPB for compliance with the CFPB’s rules and regulations. The CFPB issued a series of final rules, which went into effect in January 2014, to implement provisions in the Dodd-Frank Act related to mortgage origination and servicing. We maintain additional compliance personnel and have taken other steps to satisfy the associated regulatory compliance burden. While it remains difficult to quantify any additional required increase in our regulatory compliance burden, additional costs associated with regulatory compliance may be incurred.

We face risk of noncompliance and enforcement actions under the BSA and other AML statutes and regulations. The BSA requires banks and other financial institutions to, among other things, develop and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. FinCEN has delegated examination authority for compliance by banks with the BSA to the federal banking regulators, including to the Board of Governors of the Federal Reserve for state licensed member banks. Under parallel authority of the bank regulators, the federal bank regulators and certain state regulators have authority to bring enforcement actions related to BSA compliance which may include compliance undertakings, written agreements, cease and desist orders, and/or civil monetary penalties. FinCEN may also impose civil monetary penalties based on BSA violations that are deemed willful. In addition, willful violations of the BSA also could result in criminal fines, penalties or forfeitures. The banking regulators also examine for compliance with the rules enforced by the OFAC. Banks are under enhanced scrutiny for both BSA and OFAC compliance. Consequently, if our policies, procedures and internal controls are deemed deficient, we could face monetary penalties as well as serious reputational consequences that could materially and adversely affect our businesses, results of operations and financial condition.

The Bank is subject to supervision pursuant to a written agreement with the Federal Reserve Bank of San Francisco (“FRB”) and a memorandum of understanding (“MOU”) with the DBO regarding BSA and AML compliance, which agreements and the conditions which led to such agreements could result in additional actions being taken against the Bank, increase the Bank’s operating costs and could adversely affect the Bank’s results of operations. The Bank entered into a Written Agreement, dated November 9, 2015 with the FRB (the “Written Agreement”), and a related MOU with the DBO, relating to certain deficiencies identified in the Bank’s BSA/AML compliance program, as described in further detail in Item 7. MD&A — Regulatory Matters. If additional compliance issues are identified or if the regulators conclude that the Bank has not satisfactorily complied with the Written Agreement or MOU, the FRB or DBO could take further action with respect to the Bank, and if any such further actions were taken, such action could have a material adverse effect on our businesses, results of operations and financial condition. The operating and other conditions of the Written Agreement could lead to an increased risk of being subject to additional regulatory actions by the FRB and DBO or other government agencies, as well as additional actions resulting from future regular annual soundness and compliance examinations by federal and state regulators. To date, the Company has added significant resources to comply with the Written Agreement and MOU, and to address any additional findings or recommendations by our regulators.

We are subject to financial and reputational risk arising from lawsuits and other legal proceedings. We face significant risk from litigation and claims brought by consumers, borrowers and counterparties. This includes claims for monetary damages, penalties and fines, as well as demands for injunctive relief. The results of these lawsuits and other legal proceedings could lead to significant financial obligations for the Company, as well as restrictions or changes to how we conduct our businesses. The costs of litigation and defense may adversely impact our businesses, results of operations and financial condition. In addition, we may suffer reputational harm as a result of lawsuits and claims. Moreover, it may be difficult to predict the outcome of a lawsuit or legal proceeding, which may present additional uncertainty to our business prospects. Also, what constitutes unfair, deceptive and abusive acts or practices may be shaped by opinions from courts, administrative proceedings and agency guidance.

Capital and Liquidity Risks

As a regulated entity, we are subject to capital requirements, and a failure to meet these standards could affect our financial condition. The Company and the Bank are subject to certain capital guidelines, qualitative judgments by regulators about components, risk weightings and other factors. New regulatory capital and liquidity requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases, and may require us to increase our regulatory capital, or increase regulatory capital ratios or liquidity. Significant parts of the capital requirements applicable to the Company and the Bank under the Basel III Capital Rules adopted by the Federal Reserve are effective, although certain provisions of the rules are phased-in over a period of years, with the rules generally fully phased-in as of January 1, 2019. As such, we are required to adopt more stringent capital adequacy standards than we have in the past. In addition, we may be required to increase our capital levels, even in the absence of actual adverse economic conditions or forecasts, as a result of stress testing and capital planning based on the hypothetical future adverse economic scenarios. We expect to meet the requirements of the Basel III Capital Rules, including the capital conservation buffer fully phased-in as of January 1, 2019. Compliance with these capital requirements, including leverage ratios, may limit operations that require intensive use of capital. This could adversely affect our ability to expand or maintain present business levels, which may adversely affect our businesses, results of operations and financial condition. Additional information on the regulatory capital requirements applicable to the Company and the Bank is set forth in Item 1. Business — Supervision and Regulation — Capital Requirements.

The Company’s dependence on dividends from the Bank could affect the Company’s liquidity and ability to pay dividends. East West is dependent on the Bank for dividends, distributions and other payments. Our principal source of cash flows, including cash flows to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividend income from the Bank. The ability of the Bank to pay dividends to East West is limited by federal and California law. Subject to the Bank meeting or exceeding regulatory capital requirements, regulatory approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two years. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits. In addition, Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with the Federal Reserve in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for the period.

The Company is subject to liquidity risk, which could negatively affect the Company’s funding levels. Market conditions or other events could negatively affect the level of or cost of funding, which in turn could affect the Company’s ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Although the Company has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on the Company’s businesses, results of operations and financial condition. If the cost effectiveness or the availability of supply in the credit markets is reduced for a prolonged period of time, the Company’s funding needs may require the Company to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, and further managing loan growth and investment opportunities. These alternative means of funding may not be available under stressed conditions or realized timely.

Market Risks

General economic, political or industry conditions may be less favorable than expected. Our businesses and results of operations are affected by the financial markets and general economic conditions in the U.S. and China, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, and the sustainability of economic growth in the U.S. and China. The deterioration of any of these conditions could adversely affect our consumer and commercial businesses, our securities and derivatives portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations. Because the Company’s operations and the collateral securing its loan portfolio are concentrated in Northern and Southern California, the Company may be particularly susceptible to the adverse economic conditions in the state of California. Any unfavorable changes in the economic and market conditions could lead to the following risks:

•
the process the Company uses to estimate losses inherent in the Company’s credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of the borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of the Company’s estimates which may, in turn, impact the reliability of the process;

•
the Company’s commercial and residential borrowers may not be able to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could result in credit losses, delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on the Company’s operating results;

•	a decrease in the demand for loans and other products and services;

•	a decrease in deposit balances due to overall reductions in customers’ accounts;

•
future disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions;

•	the value of the available-for-sale investment securities portfolio that the Company holds may be adversely affected by defaults by debtors; and

•	a loss of confidence in the financial services industry, our market sector and the equity markets by investors, placing pressure on the Company’s stock price.

A portion of the Company’s loan portfolio is secured by real estate and thus the Company has a higher degree of risk from a downturn in real estate markets. As discussed in the General economic, political or industry conditions may be less favorable than expected section above, a decline in real estate markets could impact the Company’s businesses because many of the Company’s loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature and national disasters, such as earthquakes which are particular to California. A significant portion of the Company’s real estate collateral is located in California. If real estate values decline, the value of real estate collateral securing the Company’s loans could be significantly reduced. The Company’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on defaulted loans. Furthermore, CRE and multifamily loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions, or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse effect on the Company’s businesses, results of operations and financial condition.

The Company’s businesses are subject to interest rate risk and variations in interest rates may negatively affect the Company’s financial performance. Our financial results depend substantially on net interest income, which is the difference between the interest income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Interest-earning assets primarily include loans extended, securities held in our investment portfolio and excess cash held to manage short-term liquidity. We fund our assets using deposits and borrowings. While we offer interest-bearing deposit products, a portion of our deposit balances are from noninterest-bearing products. Overall, the interest rates we receive on our interest-earning assets and pay on our interest-bearing liabilities could be affected by a variety of factors, including market interest rate changes, competition, regulatory requirements and a change in our product mix. Changes in key variable market interest rates such as the Federal Funds, National Prime, the London Interbank Offered Rate or Treasury rates generally impact our interest rate spread. Because of the differences in the maturities and repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Over the past several quarters, the Federal Reserve has been raising interest rates. Increases in interest rates may result in a change in the mix of non-interest and interest-bearing deposit accounts. When interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract. Higher interest rates may also result in lower mortgage production income and increased charge-offs in certain segments of the loan portfolio, such as CRE and home equity.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings. The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict. Consequently, the impact of these changes on our activities and results of operations is difficult to predict.

We face risks associated with international operations. A substantial number of our customers have economic and cultural ties to Asia. The Bank’s international presence includes five full-service branches in Greater China, located in Hong Kong, Shanghai, Shantou and Shenzhen. Shanghai has two branches, including one in the Shanghai Pilot Free Trade Zone. The Bank also has five representative offices in Greater China located in Beijing, Chongqing, Guangzhou, Taipei and Xiamen. Our efforts to expand our businesses in Asia carry certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations, risks associated with leveraging and conducting business on an international basis, including among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, trade barriers, difficulties in staffing and managing foreign operations, political and economic risks, and financial risks including currency and payment risks. Further, volatility in the Shanghai and Hong Kong stock exchanges and/or a potential fall in real estate prices in China, among other things, may negatively impact asset values and the profitability and liquidity of the Company’s customers who operate in this region. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall businesses, results of operations and financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, anti-corruption laws, and other foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our businesses, results of operations and financial condition.

The Company is subject to fluctuations in foreign currency exchange rates. The Company’s foreign currency translation exposure relates primarily to its China subsidiary that has its functional currency denominated in Chinese Renminbi. In addition, as the Company continues to expand its businesses in China and Hong Kong, certain transactions are conducted in currencies other than the U.S. Dollar (“USD”). Although the Company has entered into derivative instruments to offset the impact of the foreign exchange fluctuations, given the volatility of exchange rates, there is no assurance that the Company will be able to effectively manage foreign currency translation risk. Fluctuations in foreign currency exchange rates could have a material adverse effect on the Company’s businesses, results of operations and financial condition.

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

We may be subject to increased credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. Our credit risk and credit losses can increase if our loans are concentrated in borrowers engaged in the same or similar economic conditions in the markets in which we operate or elsewhere, which could result in materially higher credit losses. Deterioration in economic conditions, housing conditions, or real estate values in those markets could result in materially higher credit losses. The Bank has a concentration of real estate loans in California. Potential deterioration in the real estate market could result in additional loan charge-offs and provision for loan losses, which could have a material adverse effect on the Company’s businesses, results of operations and financial condition.

Operational Risks
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, financial condition, cash flows, and liquidity, as well as cause reputational harm. The potential for operational risk exposure exists throughout our organization and from our interactions with third parties. Our operational and security systems, infrastructure, including our computer systems, network infrastructure, data management and internal processes, as well as those of third parties, are integral to our performance. In addition, we rely on our employees and third parties in our ongoing operations, who may, as a result of human error or malfeasance or failure or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to the third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or may become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process these transactions or provide certain services. There could be electrical, telecommunications or other major physical infrastructure outages, natural disasters such as earthquakes, tornadoes, hurricanes and floods, disease pandemics, and events arising from local or larger scale political or social matters, including terrorist acts. We continuously update these systems to support our operations and growth, and this entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, financial condition, cash flows, and liquidity, and may result in loss of confidence, significant litigation exposure and harm to our reputation.

A cyber-attack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our businesses, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, financial condition, cash flows and liquidity, as well as cause reputational harm. The Company offers various internet-based services to its clients, including online banking services. The secure transmission of confidential information over the internet is essential to maintain our clients’ confidence in the Company’s online services. In addition, our businesses are highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our businesses rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software and networks. Although the Company has developed systems and processes that are designed to prevent security breaches and periodically test the Company’s security, failure to mitigate breaches of security could adversely affect the Company’s ability to offer and grow the online services, result in violations of applicable privacy and other laws, costly litigation and loss of customer relationships and could have an adverse effect on the Company’s businesses, results of operations and financial condition.

Failure to keep pace with technological change could adversely affect the Company’s businesses. The Company may face risks associated with the ability to utilize information technology systems to support our operations effectively. The financial services industry is continuously undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s businesses and, in turn, the Company’s results of operations and financial condition. In addition, if we do not implement systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs efficiently. Any such failure could adversely affect our businesses, results of operations, financial condition, and reputation.

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

The actions and soundness of other financial institutions could affect the Company. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks and investment banks. Defaults by financial services institutions and uncertainty in the financial services industry in general could lead to the unavailability of liquidity throughout the market and may expose the Company to credit risk in the event of default of its counterparty or client. Further, the Company’s credit risk may increase when the underlying collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any such losses could materially and adversely affect the Company’s businesses, results of operations and financial condition.
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
We face strong competition in the financial services industry and we could lose business or suffer margin declines as a result. The Company’s financial performance and profitability also depend on the Company’s ability to compete with financial services companies and other companies that offer banking services. The Company conducts the majority of its operations in California. The banking and financial services businesses in California are highly competitive, and increased competition in the Company’s primary market area may adversely impact the level of loans and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. These competitors include national banks, other regional banks and community banks. The Company also faces competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Company’s competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If the Company is unable to attract and retain banking customers, the Company may be unable to continue its loan growth and level of deposits.
The Company has engaged in and may continue to engage in further expansion through acquisitions, which could negatively affect the Company’s businesses and earnings. There are risks associated with expansion through acquisitions. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country/region-specific risks are associated with transactions outside the U.S., including in China. To the extent the Company issues capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.
Accounting and Tax Risks
Changes in accounting standards or changes in how the accounting standards are interpreted or applied could materially impact the Company’s financial statements. From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. In addition, the FASB, SEC, banking regulators and the Company’s independent registered public accounting firm may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report the Company’s financial statements. In some cases, the Company could be required to apply a new or revised standard retroactively, potentially resulting in the Company restating prior period’s financial statements.
The Company’s consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future. Pursuant to U.S. GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. Several of our accounting policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or by using different assumptions. For a description of these policies, refer to Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

There may be substantial changes to fiscal and tax policies that may adversely affect our business. From time to time, the U.S. government may make substantial changes to a variety of federal policies and regulations, including fiscal and tax policies that may affect our business. In addition, new tax laws or the expiration of or changes in the existing tax laws, or the interpretation of those laws, could have a material impact on the Company’s businesses, results of operations and financial condition. The Company’s positions or its actions taken prior to such changes, may be compromised by such changes. In addition, the Company’s actions taken in response to, or reliance upon, such changes in the tax laws may impact our tax position in a manner that may result in adverse financial conditions. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted. The Tax Act resulted in additional income tax expense being recorded in the fourth quarter of 2017. The Tax Act made numerous changes to the federal corporate tax law that, among other things, reducing the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, expensing 100% of the cost of acquired qualified property after September 27, 2017, transitioning from a worldwide tax system to a territorial system, imposing a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, and eliminating any carrybacks of tax credits and net operating losses (“NOLs”) incurred after December 31, 2017. In addition, NOLs incurred after December 31, 2017 are now limited to 80% of taxable income for any given year and may be carried forward indefinitely.  The changes enacted by the Tax Act will be partially effective in the current 2018 tax year and fully effective in the 2019 tax year. The Company is analyzing the Tax Act with its professional advisors. While we currently anticipate that the changes enacted by the Tax Act will have a favorable effect on our financial condition, profitability and/or cash flows, until such analysis is complete, the full impact of the Tax Act on the Company in future periods is uncertain and no assurances can be made by the Company on any potential impacts. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Act, we will use what we believe are reasonable interpretations and assumptions in applying the Tax Act, but it is possible that the IRS could issue subsequent guidance or take positions upon audit that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash tax liabilities, results of operations and financial condition.
The Company’s investments in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on the Company’s results of operations. The Company invests in certain tax-advantaged projects that support affordable housing, community development and renewable energy resources. The Company’s investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. The Company is subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be realized. The possible inability to realize these tax credits and other tax benefits could have a negative impact on the Company’s financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside the Company’s control, including changes in the applicable tax code and the ability of the projects to be completed.
Other Risks
Anti-takeover provisions could negatively impact the Company’s stockholders.  Provisions of Delaware law and of the Company’s certificate of incorporation, as amended, and bylaws could make it more difficult for a third party to acquire control of the Company or could have the effect of discouraging a third party from attempting to acquire control of the Company, even if an acquisition might be in the best interest of the stockholders. For example, the Company’s certificate of incorporation requires the approval of the holders of at least two-thirds of the outstanding shares of voting stock to approve certain business combinations. The Company is also subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire the Company without the approval of the Board of Directors. Additionally, the Company’s certificate of incorporation, as amended, authorizes the Board of Directors to issue preferred stock and preferred stock could be issued as a defensive measure in response to a takeover proposal. These and other provisions could make it more difficult for a third party to acquire the Company, even if an acquisition might be in the best interest of the stockholders.
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

The price of the Company’s common stock may be volatile or may decline. The trading price of the Company’s common stock may fluctuate as a result of a number of factors, many of which are outside the Company’s control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of the Company’s common stock. Among the factors that could affect the Company’s stock price are:

•	actual or anticipated quarterly fluctuations in the Company’s results of operations and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by the Company or its competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	fluctuations in the stock price and operating results of the Company’s competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect the Company; and

•	domestic and international economic factors unrelated to the Company’s performance.

The market price of the Company’s common stock may be volatile. In addition, the trading volume in the Company’s common stock may fluctuate and cause significant price variations to occur. The trading price of the shares of the Company’s common stock and the value of other securities will depend on many factors, which may change from time to time, including, without limitation, the financial condition, performance, creditworthiness and prospects, future sales of the equity or equity-related securities, government legislation, regulatory action and cyclical fluctuations. A significant decline in the Company’s stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

If the Company’s goodwill were determined to be impaired, it would result in a charge against earnings and thus a reduction in stockholders’ equity. The Company tests goodwill for impairment on an annual basis, or more frequently, if necessary. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present value measurements based on multiples of earnings or revenues, or similar performance measures. If the Company were to determine that the carrying amount of the goodwill exceeded its implied fair value, the Company would be required to write down the value of the goodwill on the balance sheet, adversely affecting earnings as well as capital.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

East West’s corporate headquarters is located at 135 North Los Robles Avenue, Pasadena, California, in an eight-story office building. The Company operates over 130 locations worldwide including its headquarters, main administrative offices, branches and representative offices. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and branches are located in California, Texas, New York, Washington, Georgia, Massachusetts and Nevada. In Greater China, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and representative offices in Beijing, Chongqing, Guangzhou, Taipei and Xiamen.

As of December 31, 2017, the Bank owns the properties at 32 of its U.S. locations. All international and other domestic branch and office locations are leased, with lease expiration dates ranging from 2018 to 2032, exclusive of renewal options. All properties occupied by the Bank are used across all business segments and for corporate purposes. See Note 19 — Business Segments to the Consolidated Financial Statements for details on each segment. The Bank also owns leasehold improvements, equipment, furniture, and fixtures at its offices, all of which are used in its business activities.

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

ITEM 3.  LEGAL PROCEEDINGS

See Note 13 — Commitments, Contingencies and Related Party Transactions — Litigation to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Stock and Dividends

The Company’s common stock is traded on the NASDAQ under the symbol “EWBC.” The following tables set forth the high and low closing sales prices per share of the Company’s common stock as reported on the NASDAQ, as well as the quarterly dividends the Company declared, for the periods indicated:

	2017
	High	Low	Cash Dividends
First quarter	$56.53	$49.11	$0.20
Second quarter	$59.31	$49.43	$0.20
Third quarter	$60.06	$53.03	$0.20
Fourth quarter	$62.18	$56.66	$0.20

	2016
	High	Low	Cash Dividends
First quarter	$41.07	$27.25	$0.20
Second quarter	$40.00	$31.34	$0.20
Third quarter	$37.59	$31.34	$0.20
Fourth quarter	$51.73	$36.31	$0.20

As of January 31, 2018, 144,544,022 shares of the Company’s common stock were held by 751 stockholders of record and by approximately 61,500 additional stockholders whose common stock was held for them in street name or nominee accounts.

For information on the statutory and regulatory restrictions that limit the Company’s ability to pay dividends to its stockholders and the Bank’s ability to pay dividends to East West, see Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds, Item 7. MD&A — Asset Liability and Market Risk Management and Note 20 — Parent Company Condensed Financial Statements to the Consolidated Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Part III presented elsewhere in this report, which are incorporated herein by reference.

Five-Year Stock Performance

The following graph and table compare the Company’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the Keefe, Bruyette and Woods (“KBW”) NASDAQ Regional Banking Index (“KRX”) over the five-year period through December 31, 2017. The S&P 500 Index is utilized as a benchmark against performance and is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The KRX is used to align EWBC with those companies of a relatively similar size. This index seeks to reflect the performance of publicly traded U.S. companies that do business as regional banks or thrifts, and is composed of 50 companies. The graph and table below assume that on December 31, 2012, $100 was invested in EWBC’s common stock, the S&P 500 Index and the KRX, and that all dividends were reinvested. Historical stock price performance shown on the graph is not necessarily indicative of future price performance. The information set forth under the heading “Five-Year Stock Performance” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

	December 31,
Index	2012	2013	2014	2015	2016	2017
East West Bancorp, Inc.	$100.00	$166.05	$187.52	$205.26	$256.46	$311.21
KRX	$100.00	$146.85	$150.41	$159.31	$221.46	$225.34
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14

Source: KBW

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 17, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company did not repurchase any shares under this program thereafter, including during 2017 and 2016. Although this program has no stated expiration date, the Company does not intend to repurchase any stock pursuant to this program absent further action of the Company’s Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

For selected financial data information, see Item 7. MD&A — Overview — Five-Year Summary of Selected Financial Data, which is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”), and its various subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report.

Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial service needs of the Chinese American community. The Bank operates both in the United States (“U.S.”) and Greater China. As of December 31, 2017, East West had $37.2 billion in assets and approximately 3,000 full-time equivalent employees.

The Company’s vision is to serve as the financial bridge between the U.S. and Greater China. The Company’s primary strategy to achieve this vision is to expand the Company’s global network of contacts and resources to better meet its customers’ diverse financial needs in and between the world’s two largest markets. With over 130 locations in the U.S. and Greater China, and by offering a full range of cross-border products and services, the Company continues to seek attractive opportunities for growth in pursuing its cross-border business banking strategy. This focus guides our decision-making across every aspect of our operations: the products we develop, the expertise we cultivate and the infrastructure we build to help our customers conduct business. For additional information on products and services provided by the Bank, see Item 1. Business — Banking Services.

We remain committed to enhancing long-term shareholder value by continuing to execute on the fundamentals of growing loans, deposits and revenue and improving profitability, while investing for the future and managing risk, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals and meeting their financial needs through our offering of diverse products and services. The Company’s approach is concentrated on organically growing and deepening client relationships that meet our risk/return measures. We expect our relationship business model to continue to generate organic growth and to expand targeted customer bases. We continue to focus on expense management by investing in technology on critical business infrastructure and streamlining core processes. In addition, our risk management activities are focused on ensuring that the Company identifies and manages risks to maintain safety and soundness while maximizing profitability.

Financial Highlights

For the year ended December 31, 2017 the Company has successfully completed its eighth consecutive year of record earnings, reflecting strong revenue growth, in excess of expense growth. The Company’s focus on creating sustainable, expandable and profitable customer relationships has provided consistent financial results and delivered strong returns to its stockholders. In addition, the Company is committed to investing in technology and human capital to drive business growth, continuously strengthening infrastructure to ensure prudent risk management and enhance operational excellence.

Noteworthy items about the Company’s performance included:

•
Net income totaled $505.6 million for the year ended December 31, 2017, which reflected an increase of $73.9 million or 17%, compared to the same period in 2016. Diluted earnings per share (“EPS”) was $3.47 for the year ended December 31, 2017, which reflected an increase of $0.50 or 17%, compared to the same period in 2016.

•
Net income and diluted EPS for the year ended December 31, 2017, included a $41.5 million after-tax net gain recognized from the sale of a commercial property in San Francisco, California and a $2.2 million after-tax net gain recognized from the sale of East West Insurance Services, Inc.’s (“EWIS”) business, partially offset by a $41.7 million increase in income tax expense related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

•
Return on average assets increased 11 basis points to 1.41% for the year ended December 31, 2017, compared to 1.30% in 2016. Return on average equity increased 65 basis points to 13.71% for the year ended December 31, 2017, compared to 13.06% in 2016.

•
Revenue, the sum of net interest income before provision for credit losses and noninterest income, increased $227.9 million or 19% to $1.44 billion for the year ended December 31, 2017, compared to the same period in 2016.

•
Full year 2017 net interest income of $1.19 billion increased $152.4 million or 15% year-over-year, primarily reflecting loan growth and the positive impact of higher interest rates on the Company’s interest-sensitive balance sheet.

•
Full year 2017 net interest margin of 3.48% expanded 18 basis points compared to 3.30% in 2016. The average loan yield of 4.40% in 2017 increased 13 basis points from 4.27% in 2016, and the cost of deposits of 0.38% in 2017 increased eight basis points from 0.30% in 2016.

•	Noninterest income increased $75.5 million or 41% in 2017 to $258.4 million, primarily reflecting the impact of the gain on sale of the aforementioned commercial property.

•	Noninterest expense increased $46.2 million or 8% to $662.1 million for the year ended December 31, 2017, compared to the same period in 2016.

•
The allowance for loan losses was $287.1 million, or 0.99% of loans held-for-investment as of December 31, 2017, compared to $260.5 million, or 1.02% of loans held-for-investment as of December 31, 2016. For the full year 2017, net charge-offs of $22.5 million were 0.08% of average loans held-for-investment, compared to $36.2 million or 0.15% of average loans held-for-investment for the full year 2016. Non-purchased credit impaired (“non-PCI”) nonperforming assets of $115.1 million as of December 31, 2017 decreased by 11% year-over-year from $129.6 million as of December 31, 2016.

•
The Company’s effective tax rate for the year ended December 31, 2017 was 31.2%, compared to 24.6% for the same period in 2016. The increase in the effective tax rate was primarily attributable to the recognition of the effects of the Tax Act in the period of the enactment.

Balance Sheet and Liquidity

The Company experienced growth of total assets of $2.36 billion or 7% to $37.15 billion as of December 31, 2017, compared to $34.79 billion as of December 31, 2016. This increase predominantly reflected loan growth, followed by higher cash and cash equivalents, partially offset by decreases in resale agreements, investment securities and other assets.

Gross loans held-for-investment increased $3.47 billion or 14% to $28.98 billion as of December 31, 2017, compared to $25.50 billion as of December 31, 2016, driven by increases across almost all of the Company’s major commercial and consumer loan categories. The allowance for loan losses was $287.1 million, or 0.99% of loans held-for-investment as of December 31, 2017, compared to $260.5 million, or 1.02% of loans held-for-investment as of December 31, 2016.

Deposits net of held-for-sale, increased $1.72 billion or 6% to $31.62 billion as of December 31, 2017, compared to $29.89 billion as of December 31, 2016, primarily due to a $1.70 billion or 7% increase in core deposits. The Company’s deposit mix has been stable. Core deposits accounted for 82% and 81% of total deposits as of December 31, 2017 and 2016, respectively. Noninterest-bearing demand deposits accounted for 34% of total deposits as of both December 31, 2017 and 2016.

Capital

The Company’s financial performance in 2017 resulted in strong capital generation, which increased total stockholders’ equity by $414.2 million or 12% to $3.84 billion as of December 31, 2017, compared to December 31, 2016. The Company returned $116.8 million and $115.8 million in cash dividends to our stockholders for the years ended December 31, 2017 and December 31, 2016, respectively. Book value per common share increased 12% to $26.58 as of December 31, 2017, compared to $23.78 as of December 31, 2016.

From a capital management perspective, the Company continued to maintain a strong capital position with its Common Equity Tier 1 (“CET1”) capital ratio at 11.4% as of December 31, 2017, compared to 10.9% as of December 31, 2016. The total risk-based capital ratio was 12.9% and 12.4% as of December 31, 2017 and December 31, 2016, respectively. The Tier 1 leverage capital ratio was 9.2% as of December 31, 2017, compared to 8.7% as of December 31, 2016.

Five-Year Summary of Selected Financial Data

($ and shares in thousands, except per share data)	2017	2016	2015	2014	2013
Summary of operations:
Interest and dividend income	$1,325,119	$1,137,481	$1,053,815	$1,153,698	$1,068,685
Interest expense	140,050	104,843	103,376	112,820	112,492
Net interest income before provision for credit losses	1,185,069	1,032,638	950,439	1,040,878	956,193
Provision for credit losses	46,266	27,479	14,217	49,158	22,364
Net interest income after provision for credit losses	1,138,803	1,005,159	936,222	991,720	933,829
Noninterest income (loss) (1)	258,406	182,918	183,383	(11,714)	(92,468)
Noninterest expense	662,109	615,889	540,884	532,983	394,215
Income before income taxes	735,100	572,188	578,721	447,023	447,146
Income tax expense (2)	229,476	140,511	194,044	101,145	153,822
Net income	505,624	431,677	384,677	345,878	293,324
Preferred stock dividends	—	—	—	—	3,428
Net income available to common stockholders	$505,624	$431,677	$384,677	$345,878	$289,896

Per common share:
Basic earnings	$3.50	$3.00	$2.67	$2.42	$2.10
Diluted earnings	$3.47	$2.97	$2.66	$2.41	$2.09
Dividends declared	$0.80	$0.80	$0.80	$0.72	$0.60
Book value	$26.58	$23.78	$21.70	$19.89	$17.19

Weighted-average number of shares outstanding:
Basic	144,444	144,087	143,818	142,952	137,342
Diluted	145,913	145,172	144,512	143,563	139,574
Common shares outstanding at period-end	144,543	144,167	143,909	143,582	137,631

At year end:
Total assets	$37,150,249	$34,788,840	$32,350,922	$28,743,592	$24,732,216
Loans held-for-investment, net	$28,688,590	$25,242,619	$23,378,789	$21,468,270	$17,600,613
Available-for-sale investment securities	$3,016,752	$3,335,795	$3,773,226	$2,626,617	$2,733,797
Total deposits, excluding held-for-sale deposits	$31,615,063	$29,890,983	$27,475,981	$24,008,774	$20,412,918
Long-term debt	$171,577	$186,327	$206,084	$225,848	$226,868
Federal Home Loan Bank (“FHLB”) advances	$323,891	$321,643	$1,019,424	$317,241	$315,092
Stockholders’ equity	$3,841,951	$3,427,741	$3,122,950	$2,856,111	$2,366,373

Financial ratios:
Return on average assets	1.41%	1.30%	1.27%	1.25%	1.24%
Return on average equity	13.71%	13.06%	12.74%	12.72%	12.50%
Total average equity to total average assets	10.30%	9.97%	9.95%	9.83%	9.95%
Common dividend payout ratio	23.14%	27.01%	30.21%	30.07%	28.74%
Net interest margin	3.48%	3.30%	3.35%	4.03%	4.38%
Loans-to-deposits ratio, excluding held-for-sale	90.74%	84.45%	85.09%	89.42%	86.22%

Capital ratios of EWBC (3):
CET1 capital	11.4%	10.9%	10.5%	N/A	N/A
Tier 1 capital	11.4%	10.9%	10.7%	11.0%	11.9%
Tier 1 leverage capital	9.2%	8.7%	8.5%	8.4%	8.6%
Total capital	12.9%	12.4%	12.2%	12.6%	13.5%

(1)
Includes $71.7 million and $3.8 million of pretax gains recognized from the sale of a commercial property in California and EWIS’s insurance brokerage business, respectively, for the year ended December 31, 2017. Includes changes in FDIC indemnification asset and receivable/payable charges of $38.0 million, $201.4 million and $228.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company terminated the United Commercial Bank (“UCB”) and Washington First International Bank (“WFIB”) shared-loss agreements during the year ended December 31, 2015. There were no FDIC indemnification asset and receivable/payable balances during each of the years ended December 31, 2017 and 2016.

(2)	Includes an additional $41.7 million in income tax expense recognized during the year ended December 31, 2017 due to the enactment of the Tax Act.

(3)
Capital ratios are calculated under the Basel III Capital Rules which became effective on January 1, 2015. Prior to this date, the ratios were calculated under the Basel I Capital Rules. The CET1 capital ratio was introduced under the Basel III Capital Rules.

N/A — Not applicable.

Results of Operations

Components of Net Income

($ in thousands, except per share data)	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016 % Change	2016 vs. 2015 % Change
Interest and dividend income	$1,325,119	$1,137,481	$1,053,815	16%	8%
Interest expense	140,050	104,843	103,376	34%	1%
Net interest income before provision for credit losses	1,185,069	1,032,638	950,439	15%	9%
Noninterest income	258,406	182,918	183,383	41%	0%
Revenue	1,443,475	1,215,556	1,133,822	19%	7%
Provision for credit losses	46,266	27,479	14,217	68%	93%
Noninterest expense	662,109	615,889	540,884	8%	14%
Income tax expense	229,476	140,511	194,044	63%	(28)%
Net income	$505,624	$431,677	$384,677	17%	12%
Diluted EPS	$3.47	$2.97	$2.66	17%	12%

Net income increased $73.9 million to $505.6 million, or $3.47 per diluted share for the year ended December 31, 2017, compared to the same period in 2016. The higher results for 2017 compared to 2016 were primarily driven by higher net interest income and noninterest income, partially offset by an increase in noninterest expense and a higher effective tax rate in 2017. Net income increased $47.0 million to $431.7 million, or $2.97 per diluted share for the year ended December 31, 2016 compared to the same period in 2015. The higher results for 2016 compared to 2015 were driven by an increase in net interest income and a lower effective tax rate, partially offset by an increase in noninterest expense.

Revenue, or the sum of net interest income before provision for credit losses and noninterest income, increased $227.9 million to $1.44 billion during the year ended December 31, 2017, compared to the same period in 2016. The increase in revenue for 2017 compared with 2016 was predominately due to an increase in net interest income, reflecting growth in the loan portfolio and the positive impact of short-term interest rate increases in 2017, and an increase in noninterest income, primarily due to gains recognized from the sale of the commercial property. Revenue for the year ended December 31, 2016 was $1.22 billion, an increase of $81.7 million from $1.13 billion for the same period in 2015. The increase was mainly due to higher interest income from a strong loan growth.

See below within this section for discussions of net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest earned on loans, investment securities, resale agreements and other interest-earning assets less interest expense on deposits, securities sold under repurchase agreements (“repurchase agreements”), borrowings and other interest-bearing liabilities. Net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest income and net interest margin are affected by several factors, including changes in average balances and composition of interest-earning assets and funding sources, market interest rate fluctuations and slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, volume of noninterest-bearing sources of funds, and asset quality.

Net interest income for the year ended December 31, 2017 was $1.19 billion, an increase of $152.4 million or 15%, compared to the same period in 2016. The notable increase in net interest income in 2017 was primarily due to strong loan growth and higher yields from interest-earning assets, partially offset by a higher cost of funds. The higher cost of funds was primarily due to a 14 basis point increase in the cost of interest-bearing deposits from 0.44% for the year ended December 31, 2016 to 0.58% for the year ended December 31, 2017. Net interest income for the year ended December 31, 2016 was $1.03 billion, an increase of $82.2 million or 9% compared to $950.4 million for the same period in 2015. The increase in net interest income was primarily due to strong loan growth during 2016.

For the year ended December 31, 2017, net interest margin increased 18 basis points to 3.48%, compared to 3.30% for the same period in 2016. The increase in net interest margin in 2017 was due to higher yields from interest-earning assets (primarily due to a 13 basis points increase in loan yield of 4.27% for the year ended December 31, 2016 to 4.40% for the year ended December 31, 2017), as a result of the short-term interest rate increases. The higher loan yield for the year ended December 31, 2017 was partially offset by lower accretion income from the purchased credit impaired (“PCI”) loans accounted for under Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. For the year ended December 31, 2017, total accretion income from loans accounted for under ASC 310-30 decreased by $24.4 million to $21.1 million, compared to the same period in 2016. For the year ended December 31, 2016, net interest margin was 3.30%, a decrease of five basis points from 3.35% in 2015, primarily due to a reduction in loan yield from 4.35% for the year ended December 31, 2015 to 4.27% for the year ended December 31, 2016. The reduction in loan yield was mainly attributable to the decrease in PCI loan accretion income to $45.4 million for the year ended December 31, 2016, compared to $61.3 million for the same period in 2015.

For the year ended December 31, 2017, average interest-earning assets increased $2.74 billion or 9% to $34.03 billion from $31.30 billion for the same period in 2016. This increase was primarily due to increases of $2.99 billion or 12% in average loans and $349.2 million or 18% in average interest-bearing cash and deposits with banks, partially offset by decreases of $328.4 million or 10% decrease in average investment securities and $269.7 million or 16% decrease in average resale agreements. For the year ended December 31, 2016, average interest-earning assets increased $2.91 billion or 10% to $31.30 billion from $28.39 billion for the same period in 2015. The increase was primarily due to a $1.99 billion or 9% increase in average loans to $24.26 billion for the year ended December 31, 2016, compared to $22.28 billion for the same period in 2015.

Deposits are an important source of funding and affect both net interest income and net interest margin. Deposits are comprised of noninterest-bearing demand, interest-bearing checking, money market, savings and time deposits. Average deposits increased $2.31 billion or 8% to $30.81 billion for the year ended December 31, 2017, compared to $28.50 billion for the same period in 2016. In comparison, average deposits increased $2.74 billion or 11% to $28.50 billion for the year ended December 31, 2016, compared to $25.76 billion for the same period in 2015. The average noninterest-bearing demand deposits to total average deposits ratio increased to 34% for the year ended December 31, 2017, from 33% and 31% for the same periods in 2016 and 2015, respectively. Cost of deposits was 0.38%, 0.30% and 0.29% for the years ended December 31, 2017, 2016 and 2015, respectively. Cost of interest-bearing deposits was 0.58%, 0.44% and 0.41% for the years ended December 31, 2017, 2016 and 2015, respectively. The average loans to average deposits ratio increased to 88% for the year ended December 31, 2017 from 85% and 86% for the same periods in 2016 and 2015, respectively.

Other than deposits, other sources of funding primarily include FHLB advances, long-term debt and repurchase agreements. Cost of funds was 0.44% for the year ended December 31, 2017, compared to 0.36% and 0.39% for the same periods in 2016 and 2015, respectively.

The Company utilizes various tools to manage interest rate risk. Refer to the “Interest Rate Risk Management” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Asset Liability and Market Risk Management for details.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,242,256	$33,390	1.49%	$1,893,064	$14,731	0.78%	$1,851,604	$17,939	0.97%
Resale agreements (1)	1,438,767	32,095	2.23%	1,708,470	30,547	1.79%	1,337,274	19,799	1.48%
Investment securities (2)(3)	3,026,693	58,670	1.94%	3,355,086	53,399	1.59%	2,847,655	41,375	1.45%
Loans (4)(5)	27,252,756	1,198,440	4.40%	24,264,895	1,035,377	4.27%	22,276,589	968,625	4.35%
Restricted equity securities	73,593	2,524	3.43%	75,260	3,427	4.55%	77,460	6,077	7.85%
Total interest-earning assets	$34,034,065	$1,325,119	3.89%	$31,296,775	$1,137,481	3.63%	$28,390,582	$1,053,815	3.71%
Noninterest-earning assets:
Cash and due from banks	395,092			365,104			342,606
Allowance for loan losses	(272,765)			(262,804)			(263,143)
Other assets	1,631,221			1,770,298			1,858,412
Total assets	$35,787,613			$33,169,373			$30,328,457
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits (6)	$3,951,930	$18,305	0.46%	$3,495,094	$12,640	0.36%	$2,795,379	$8,453	0.30%
Money market deposits (6)	8,026,347	44,181	0.55%	7,679,695	27,094	0.35%	6,763,979	18,988	0.28%
Saving deposits (6)	2,369,398	6,431	0.27%	2,104,060	4,719	0.22%	1,785,085	3,468	0.19%
Time deposits (6)	5,838,382	47,474	0.81%	5,852,042	39,771	0.68%	6,482,697	42,596	0.66%
Federal funds purchased and other short-term borrowings	34,546	1,003	2.90%	25,591	713	2.79%	4,797	58	1.21%
FHLB advances	391,480	7,751	1.98%	380,868	5,585	1.47%	327,080	4,270	1.31%
Repurchase agreements (1)	140,000	9,476	6.77%	211,475	9,304	4.40%	404,096	20,907	5.17%
Long-term debt	178,882	5,429	3.03%	198,589	5,017	2.53%	218,353	4,636	2.12%
Total interest-bearing liabilities	$20,930,965	$140,050	0.67%	$19,947,414	$104,843	0.53%	$18,781,466	$103,376	0.55%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits (6)	10,627,718			9,371,481			7,928,460
Accrued expenses and other liabilities	541,717			544,549			599,436
Stockholders’ equity	3,687,213			3,305,929			3,019,095
Total liabilities and stockholders’ equity	$35,787,613			$33,169,373			$30,328,457

Interest rate spread			3.22%			3.10%			3.16%

Net interest income and net interest margin		$1,185,069	3.48%		$1,032,638	3.30%		$950,439	3.35%

(1)	Average balances of resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(3)
Interest income on investment securities includes the amortization of net premiums on investment securities of $21.2 million, $26.2 million and $18.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Average balance includes nonperforming loans and loans held-for-sale.

(5)
Interest income on loans includes net deferred loan fees, accretion of ASC 310-30 discounts and amortization of premiums, which totaled $30.8 million, $53.5 million and $66.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(6)	Includes deposits held-for-sale as of December 31, 2017.

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

($ in thousands)	Year Ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$18,659	$3,134	$15,525	$(3,208)	$394	$(3,602)
Resale agreements	1,548	(5,287)	6,835	10,748	6,149	4,599
Investment securities	5,271	(5,580)	10,851	12,024	7,831	4,193
Loans	163,063	130,282	32,781	66,752	85,120	(18,368)
Restricted equity securities	(903)	(74)	(829)	(2,650)	(168)	(2,482)
Total interest and dividend income	$187,638	$122,475	$65,163	$83,666	$99,326	$(15,660)
Interest-bearing liabilities:
Checking deposits	$5,665	$1,800	$3,865	$4,187	$2,348	$1,839
Money market deposits	17,087	1,274	15,813	8,106	2,798	5,308
Saving deposits	1,712	642	1,070	1,251	671	580
Time deposits	7,703	(93)	7,796	(2,825)	(4,249)	1,424
Federal funds purchased and other short-term borrowings	290	259	31	655	503	152
FHLB advances	2,166	160	2,006	1,315	752	563
Repurchase agreements	172	(3,796)	3,968	(11,603)	(8,831)	(2,772)
Long-term debt	412	(531)	943	381	(445)	826
Total interest expense	$35,207	$(285)	$35,492	$1,467	$(6,453)	$7,920
Change in net interest income	$152,431	$122,760	$29,671	$82,199	$105,779	$(23,580)

Noninterest Income

Noninterest income increased $75.5 million or 41% to $258.4 million for the year ended December 31, 2017, compared to the same period in 2016. This increase was primarily due to a gain on the sale of a commercial property in California. Noninterest income decreased slightly to $182.9 million for the year ended December 31, 2016, compared to $183.4 million for the same period in 2015. The decrease was primarily due to the decreases in net gains on sales of available-for-sale investment securities and loans, partially offset by a reduction in expenses related to changes in FDIC indemnification asset and receivable/payable. Noninterest income represented 18%, 15% and 16% of revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table presents the components of noninterest income for the periods indicated:

($ in thousands)	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016 % Change	2016 vs. 2015 % Change
Branch fees	$42,490	$41,178	$39,495	3%	4%
Letters of credit fees and foreign exchange income	42,779	45,760	38,985	(7)%	17%
Ancillary loan fees and other income	23,333	19,352	15,029	21%	29%
Wealth management fees	14,632	13,240	18,268	11%	(28)%
Derivative fees and other income	17,671	16,781	16,493	5%	2%
Net gains on sales of loans	8,870	6,085	24,873	46%	(76)%
Net gains on sales of available-for-sale investment securities	8,037	10,362	40,367	(22)%	(74)%
Net gains on sales of fixed assets	77,388	3,178	3,567	2,335%	(11)%
Net gains on sale of business	3,807	—	—	100%	—%
Changes in FDIC indemnification asset and receivable/payable	—	—	(37,980)	—%	NM
Other fees and operating income	19,399	26,982	24,286	(28)%	11%
Total noninterest income	$258,406	$182,918	$183,383	41%	0%

NM — Not Meaningful.

The following discussion provides the composition of the major changes in noninterest income and the factors contributing to the changes.

Net gains on sales of fixed assets increased $74.2 million or 2,335% to $77.4 million for the year ended December 31, 2017, compared to $3.2 million for the same period in 2016. This increase was primarily due to the $71.7 million of pre-tax gain recognized from the sale of a commercial property in California during the first quarter of 2017. In the first quarter of 2017, East West Bank completed the sale and leaseback of a commercial property in California for cash consideration of $120.6 million and entered into a lease agreement for part of the property, consisting of a retail branch and office facilities. The total pre-tax profit from the sale was $85.4 million, of which $71.7 million was recognized in the first quarter of 2017, and $13.7 million was deferred and recognized over the term of the lease agreement.

In the third quarter of 2017, the Company sold the insurance brokerage business of its subsidiary, EWIS, for $4.3 million and recognized a pre-tax gain of $3.8 million. EWIS remains a subsidiary of East West and continues to maintain its insurance broker license.

Net gains on sales of available-for-sale investment securities for the year ended December 31, 2017 totaled $8.0 million, compared to $10.4 million and $40.4 million for the same periods in 2016 and 2015, respectively. Net gains on the sales of available-for-sale investment securities for the year ended December 31, 2016 decreased by $30.0 million or 74%, compared to the same period in 2015. The larger net gains on sale of available-for-sale investment securities recognized during the year ended December 31, 2015, compared to the years ended December 31, 2017 and 2016 was primarily due to $21.7 million of gains realized from the sale of non-investment grade corporate debt securities.

Net gains on sales of loans for the year ended December 31, 2017 totaled $8.9 million, compared to $6.1 million and $24.9 million for the same periods in 2016 and 2015, respectively. The net gains included valuation adjustments of $61 thousand, $5.6 million and $3.0 million to carry loans held-for-sale at lower of cost or fair value for the years ended December 31, 2017, 2016 and 2015, respectively. See Item 7. MD&A — Balance Sheet Analysis — Total Loan Portfolio for details.

During the year ended December 31, 2015, the Company reached an agreement with the FDIC to early terminate the UCB and WFIB shared-loss agreements. There were no remaining shared-loss agreements with the FDIC as of December 31, 2015. As a result, there was no expense related to the changes in FDIC indemnification asset and receivable/payable for the years ended December 31, 2017 and 2016, compared to $38.0 million of expenses for the same period in 2015.

Noninterest Expense

Noninterest expense totaled $662.1 million for the year ended December 31, 2017, an increase of $46.2 million or 8%, compared to the same period in 2016. The increase was primarily due to increases in compensation and employee benefits, and legal expense, partially offset by a decrease in consulting expense. Noninterest expense totaled $615.9 million for the year ended December 31, 2016, an increase of $75.0 million or 14%, compared to $540.9 million for the same period in 2015. The increase was primarily due to increases in amortization of tax credit and other investments, and compensation and employee benefits, partially offset by the fact that there were no repurchase agreements’ extinguishment costs incurred for the year ended December 31, 2016 and a decrease in legal expense.

The following table presents the various components of noninterest expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015	2017 vs. 2016 % Change	2016 vs. 2015 % Change
Compensation and employee benefits	$335,291	$300,115	$262,193	12%	14%
Occupancy and equipment expense	64,921	61,453	61,292	6%	0%
Deposit insurance premiums and regulatory assessments	23,735	23,279	18,772	2%	24%
Legal expense	11,444	2,841	16,373	303%	(83)%
Data processing	12,093	11,683	10,185	4%	15%
Consulting expense	14,922	22,742	17,234	(34)%	32%
Deposit related expense	9,938	10,394	10,379	(4)%	0%
Computer software expense	18,183	12,914	8,660	41%	49%
Other operating expense	76,697	78,936	68,624	(3)%	15%
Amortization of tax credit and other investments	87,950	83,446	36,120	5%	131%
Amortization of core deposit intangibles	6,935	8,086	9,234	(14)%	(12)%
Repurchase agreements’ extinguishment costs	—	—	21,818	—%	NM
Total noninterest expense	$662,109	$615,889	$540,884	8%	14%

NM — Not Meaningful.

Compensation and employee benefits increased $35.2 million or 12% during the year ended December 31, 2017, and $37.9 million or 14% during the year ended December 31, 2016. The increases for the years ended December 31, 2017 and 2016 were primarily attributable to an increase in headcount to support the Company’s growing business, and risk management and compliance requirements.

Legal expense increased $8.6 million or 303% during the year ended December 31, 2017, and decreased $13.5 million or 83% during the year ended December 31, 2016. This fluctuation in legal expense was mainly due to a $13.4 million reversal in legal accrual following the settlement of a lawsuit titled “F&F, LLC and 618 Investments, Inc. v. East West Bank” during the year ended December 31, 2016.

Consulting expense increased $5.5 million or 32% during the year ended December 31, 2016, primarily attributable to Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) related consulting expense incurred as part of the Company’s ongoing efforts in executing the compliance plans and programs required by the Written Agreement and Memorandum of Understanding (“MOU”). Consulting expense subsequently decreased $7.8 million or 34% during the year ended December 31, 2017 primarily due to the progress made by the Company in strengthening the BSA and AML compliance programs.

Computer software expense increased $5.3 million or 41% to $18.2 million for the year ended December 31, 2017, compared to the same period in 2016. For the year ended December 31, 2016, computer software expense increased by $4.3 million or 49% to $12.9 million, compared to $8.7 million for the same period in 2015. The increased expenses in both 2017 and 2016 were due to new system implementations and software upgrades incurred to support the Company’s growing business.

Amortization of tax credit and other investments increased $4.5 million or 5% to $88.0 million for the year ended December 31, 2017, compared to the same period in 2016, and $47.3 million or 131% to $83.4 million for the year ended December 31, 2016, compared to the same period in 2015. The increases in amortization of tax credit and other investments in both 2017 and 2016 were primarily due to additional renewable energy and historic rehabilitation tax credit investments that were placed into service during the same periods.

There were no extinguishment costs related to repurchase agreements for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, the Company recorded $21.8 million related to the extinguishment of higher-cost repurchase agreements of $545.0 million.

Income Taxes

	Year Ended December 31,
($ in thousands)	2017	2016	2015	2017 vs. 2016 % Change	2016 vs. 2015 % Change
Income before income taxes	$735,100	$572,188	$578,721	28%	(1)%
Income tax expense	$229,476	$140,511	$194,044	63%	(28)%
Effective tax rate	31.2%	24.6%	33.5%	27%	(27)%

See Note 12 — Income Taxes to the Consolidated Financial Statements for a reconciliation of the effective tax rates to the U.S federal statutory income tax rate. The higher effective tax rate of 31.2% for the year ended December 31, 2017, compared to the same period in 2016, was mainly due to the enactment of the Tax Act, which resulted in an additional $41.7 million tax expense recognized that contributed to a 5.7% increase in the effective tax rate in 2017. The lower effective tax rate of 24.6% for the year ended December 31, 2016, compared to the same period in 2015, was mainly due to more tax credits that were recognized in 2016 from investments in qualified housing partnerships and other tax credit investments.

On December 22, 2017, the Tax Act was enacted. It significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, expensing 100% of the cost of acquired qualified property after September 27, 2017, transitioning from a worldwide tax system to a territorial system, imposing a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, and eliminating any carrybacks of tax credits and net operating losses (“NOLs”) incurred after December 31, 2017. In addition, NOLs incurred after December 31, 2017 are now limited to 80% of taxable income for any given year and may be carried forward indefinitely. ASC 740, Income Taxes, requires companies to recognize the effect of the Tax Act in the period of enactment. Hence, such effects must be recognized in the Company’s 2017 Consolidated Financial Statements, even though the effective date of the law for most provisions is January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 to address the application of generally accepted accounting principles in the United States (“U.S. GAAP”) in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recorded $41.7 million of income tax expense in the fourth quarter of 2017 related to the impact of the Tax Act, the period in which the legislation was enacted. This amount was primarily related to the remeasurements of certain deferred tax assets and liabilities of $33.1 million, as well as tax credits and other tax benefits related to qualified affordable housing partnerships of $7.9 million.

The Company anticipates a significant reduction in its effective tax rate as a result of the income tax rate reduction, and such changes will be included in the Company’s financial statements effective January 1, 2018. The Company will also likely have more taxable income in post-2017 tax years as a result of the Tax Act’s changes to the Section 162(m) limitation on executive compensation over $1 million and the limitation related to deductibility of FDIC assessment fees.

Management regularly reviews the Company’s tax positions and deferred tax balances. Factors considered in this analysis include the Company’s ability to generate future taxable income, implement tax-planning strategies and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized and settled. Net deferred tax assets decreased by $32.3 million or 25% to $97.4 million as of December 31, 2017, compared to $129.7 million as of December 31, 2016, largely as the result of the remeasurement of net deferred tax assets pursuant to the Tax Act as discussed above. For additional details on the components of net deferred tax assets, see Note 12 — Income Taxes to the Consolidated Financial Statements.

A valuation allowance is established for deferred tax assets if, based on the weight of all positive evidence against all negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is used, as needed, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has concluded that it is more likely than not that all of the benefits of the deferred tax assets will be realized, with the exception of the deferred tax assets related to NOLs in certain states. Accordingly, a valuation allowance has been recorded for these amounts. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with ASC 740-10, Income Taxes.

Operating Segment Results

The Company defines its operating segments based on its core strategy, and has identified three reportable operating segments: (1) Retail Banking; (2) Commercial Banking; and (3) Other.

The Retail Banking segment focuses primarily on deposit operations through the Bank’s branch network. The Commercial Banking segment primarily generates commercial loans and deposits through domestic commercial lending offices in the U.S. and foreign offices in China and Hong Kong. Furthermore, the Commercial Banking segment offers a wide variety of international finance, trade finance, and cash management services and products. The remaining centralized functions, including the treasury activities of the Company and eliminations of inter-segment amounts have been aggregated and included in the “Other” segment, which provides broad administrative support to the two core segments.

Changes in the Company’s management structure and allocation or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods are generally reclassified for comparability when there are significant changes in management structure and allocation or reporting methodologies, unless it is deemed not practicable to do so.

The Company’s internal funds transfer pricing process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The Company’s internal funds transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

Note 19 — Business Segments to the Consolidated Financial Statements describes the Company’s segment reporting methodology and the business activities of each business segment, and presents financial results of these business segments for the years ended December 31, 2017, 2016 and 2015.

The following tables present the selected segment information for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31, 2017
	Retail Banking	Commercial Banking	Other	Total
Net interest income (loss)	$590,821	$553,817	$40,431	$1,185,069
Noninterest income	$55,093	$110,104	$93,209	$258,406
Noninterest expense	$320,287	$193,176	$148,646	$662,109
Segment income (loss) before income taxes	$323,815	$426,291	$(15,006)	$735,100
Segment income after income taxes	$190,404	$251,834	$63,386	$505,624

($ in thousands)	Year Ended December 31, 2016
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$459,442	$530,908	$42,288	$1,032,638
Noninterest income	$51,435	$96,010	$35,473	$182,918
Noninterest expense (1)	$306,570	$172,259	$137,060	$615,889
Segment income (loss) before income taxes (1)	$208,663	$422,824	$(59,299)	$572,188
Segment income after income taxes (1)	$122,256	$248,474	$60,947	$431,677

($ in thousands)	Year Ended December 31, 2015
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$453,015	$509,591	$(12,167)	$950,439
Noninterest income	$46,265	$71,867	$65,251	$183,383
Noninterest expense (1)	$276,144	$159,987	$104,753	$540,884
Segment income (loss) before income taxes (1)	$228,971	$401,419	$(51,669)	$578,721
Segment income after income taxes (1)	$134,383	$236,459	$13,835	$384,677

(1)
Noninterest expense for the years ended December 31, 2016 and 2015 was reclassified to include inter-segment allocations and the change in amortization on tax credit and other investments allocation methodology. As a result, the segment income (loss) before income taxes and segment income after income taxes were reclassified accordingly.

Retail Banking

The Retail Banking segment reported segment income before income taxes of $323.8 million for the year ended December 31, 2017, compared to $208.7 million for the same period in 2016. The increase of $115.1 million or 55% in Retail Banking segment income before income taxes for the year ended December 31, 2017 was primarily driven by an increase in net interest income, partially offset by an increase in noninterest expense.

Net interest income for this segment increased $131.4 million or 29% to $590.8 million for the year ended December 31, 2017, compared to $459.4 million for the same period in 2016. The increase in net interest income was primarily due to the growth in core deposits for the segment, and the higher interest income credits received by this segment under the Bank’s internal funds transfer pricing system due to interest rate increases.

Noninterest income for this segment increased $3.7 million or 7% to $55.1 million for the year ended December 31, 2017, compared to $51.4 million for the same period in 2016. The increase in noninterest income was primarily attributable to increases in wealth management fees and derivative fees as a result of higher customer transaction volumes. This was partially offset by a decrease in ancillary loan fees.

Noninterest expense for this segment increased $13.7 million or 4% to $320.3 million for the year ended December 31, 2017, compared to $306.6 million for the same period in 2016. The increase was primarily due to increases in compensation and employee benefits expense.

The Retail Banking segment reported segment income before income taxes of $208.7 million for the year ended December 31, 2016, compared to $229.0 million for the same period in 2015. The $20.3 million or 9% decrease in segment income before income taxes for this segment was primarily driven by an increase in noninterest expense, partially offset by increases in net interest income and noninterest income. The $30.5 million or 11% increase in noninterest expense to $306.6 million for the year ended December 31, 2016, compared to $276.1 million for the same period in 2015 was primarily due to higher consulting expense and compensation and employee benefits expense. The increase in net interest income was primarily due to growth in core deposits for the segment. The increase in noninterest income for the year ended December 31, 2016 compared to the same period in 2015 was mainly attributable to a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable, as all shared-loss agreements with the FDIC were early terminated in 2015, and an increase in derivative fees and other income. The increase in noninterest income was partially offset by decreases in net gains on sales of loans and wealth management fees.

Commercial Banking

The Commercial Banking segment reported segment income before income taxes of $426.3 million for the year ended December 31, 2017, compared to $422.8 million for the same period in 2016. The increase of $3.5 million or 1% in segment income before income taxes for this segment was attributable to increases in net interest income and noninterest income, partially offset by increases in noninterest expense.

Net interest income for this segment increased $22.9 million or 4% to $553.8 million for the year ended December 31, 2017, compared to $530.9 million for the same period in 2016. The increase in net interest income for the year ended December 31, 2017 was due to growth in commercial loans and commercial core deposits, from which the segment receives interest income credit under the Bank’s internal funds transfer pricing system.

Noninterest income for this segment increased $14.1 million or 15% to $110.1 million for the year ended December 31, 2017, compared to $96.0 million for the same period in 2016. The increase was attributable to increases in ancillary loan fees and letters of credit fees, and a net gain on sale of the insurance brokerage business of the Company’s subsidiary — EWIS.

Noninterest expense for this segment increased $20.9 million or 12% to $193.2 million for the year ended December 31, 2017, compared to $172.3 million for the same period in 2016. The increase in noninterest expense was primarily due to increases in legal expense and compensation and employee benefits expense.

Comparing the years ended December 31, 2016 and 2015, the Commercial Banking segment reported segment income before income taxes of $422.8 million for the year ended December 31, 2016, compared to $401.4 million for the same period in 2015. The increase of $21.4 million or 5% in segment income before income taxes for this segment was attributable to increases in net interest income and noninterest income, partially offset by increases in noninterest expense and provision for credit losses. Net interest income for this segment increased $21.3 million or 4%, to $530.9 million for the year ended December 31, 2016, compared to $509.6 million for the same period in 2015 primarily due to the loan growth. Noninterest income for this segment increased $24.1 million or 34%, to $96.0 million for the year ended December 31, 2016, compared to $71.9 million for the same period in 2015. The increase was attributable to a decrease in the reduction of changes in FDIC indemnification asset and receivable/payable, and increases in ancillary loan fees, letters of credit fees and foreign exchange income, partially offset by decreases in net gains on sales of loans and derivative fees and other income. Noninterest expense for this segment increased $12.3 million or 8%, to $172.3 million for the year ended December 31, 2016, compared to $160.0 million for the same period in 2015. The increase in noninterest expense was primarily due to increases in compensation and employee benefits expense.

Other

The Other segment reported segment loss before income taxes of $15.0 million for the year ended December 31, 2017, compared to $59.3 million for the same period in 2016. The $44.3 million or 75% reduction in segment loss before income taxes for this segment for the year ended December 31, 2017 was driven by an increase in noninterest income which was primarily attributable to the net gain on sale of a commercial property in California, partially offset by an increase in noninterest expense.
Net interest income for this segment decreased $1.9 million or 4% to $40.4 million for the year ended December 31, 2017, compared to $42.3 million for the same period in 2016. The Other segment includes the activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through internal funds transfer pricing credits and charges, which are included in net interest income. The decrease in net interest income for the year ended December 31, 2017 was primarily due to an increase in net interest expense from deposits due to higher interest rates.

Noninterest income for this segment increased $57.7 million or 163% to $93.2 million for the year ended December 31, 2017, compared to $35.5 million recorded for the same period in 2016. The increase in noninterest income for the year ended December 31, 2017 was primarily due to the $71.7 million net gain on sale of a commercial property in California, as discussed in Item 7. MD&A — Results of Operations — Noninterest income.

Noninterest expense for this segment increased $11.5 million or 8% to $148.6 million for the year ended December 31, 2017, compared to $137.1 million for the same period in 2016. This increase was primarily attributable to increases in compensation and employee benefits expense and amortization of tax credit and other investments.

Comparing the years ended December 31, 2016 and 2015, the Other segment reported segment loss before taxes of $59.3 million for the year ended December 31, 2016, compared to $51.7 million for the same period in 2015. The increase in segment loss before taxes for this segment for the year ended December 31, 2016 was driven by a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income. Net interest income for this segment increased $54.5 million, to $42.3 million for the year ended December 31, 2016, compared to a net interest loss of $12.2 million for the same period in 2015. The increase in net interest income was primarily due to an increase in interest income from investment securities and resale agreements, a decrease in interest expense on repurchase agreements, and a reduction in net transfer pricing paid. Noninterest income for this segment decreased $29.8 million or 46%, to $35.5 million for the year ended December 31, 2016, compared to $65.3 million for the same period in 2015. The decrease was primarily due to lower net gains on sales of available-for-sale investment securities. Noninterest expense for this segment increased $32.3 million or 31% to $137.1 million for the year ended December 31, 2016, compared to $104.8 million for the same period in 2015. The increase was primarily attributable to higher amortization of tax credit and other investments.

Balance Sheet Analysis

The following is a discussion of the significant changes between December 31, 2017 and December 31, 2016:

Selected Consolidated Balance Sheet Data

($ in thousands)	December 31,		Change
	2017	2016	$	%

ASSETS
Cash and cash equivalents	$2,174,592	$1,878,503	$296,089	16%
Interest-bearing deposits with banks	398,422	323,148	75,274	23%
Resale agreements	1,050,000	2,000,000	(950,000)	(48)%
Available-for-sale investment securities, at fair value	3,016,752	3,335,795	(319,043)	(10)%
Held-to-maturity investment security, at cost	—	143,971	(143,971)	(100)%
Restricted equity securities, at cost	73,521	72,775	746	1%
Loans held-for-sale	85	23,076	(22,991)	(100)%
Loans held-for-investment (net of allowance for loan losses of $287,128 in 2017 and $260,520 in 2016)	28,688,590	25,242,619	3,445,971	14%
Investments in qualified affordable housing partnerships, net	162,824	183,917	(21,093)	(11)%
Investments in tax credit and other investments, net	224,551	173,280	51,271	30%
Premises and equipment	121,209	159,923	(38,714)	(24)%
Goodwill	469,433	469,433	—	—%
Branch assets held-for-sale	91,318	—	91,318	100%
Other assets	678,952	782,400	(103,448)	(13)%
TOTAL	$37,150,249	$34,788,840	$2,361,409	7%
LIABILITIES
Deposits	$31,615,063	$29,890,983	$1,724,080	6%
Branch liability held-for-sale	605,111	—	605,111	100%
Short-term borrowings	—	60,050	(60,050)	(100)%
FHLB advances	323,891	321,643	2,248	1%
Repurchase agreements	50,000	350,000	(300,000)	(86)%
Long-term debt	171,577	186,327	(14,750)	(8)%
Accrued expenses and other liabilities	542,656	552,096	(9,440)	(2)%
Total liabilities	33,308,298	31,361,099	1,947,199	6%
STOCKHOLDERS’ EQUITY	3,841,951	3,427,741	414,210	12%
TOTAL	$37,150,249	$34,788,840	$2,361,409	7%

As of December 31, 2017, total assets were $37.15 billion, an increase of $2.36 billion or 7% from December 31, 2016. The predominant area of asset growth was in loans, which was driven by strong increases across a majority of the Company’s commercial and consumer loan categories, as well as higher cash and cash equivalents resulting from deposit growth and active liquidity management. These increases were partially offset by decreases in resale agreements, investment securities and other assets.

As of December 31, 2017, total liabilities were $33.31 billion, an increase of $1.95 billion or 6% from December 31, 2016, primarily due to increases in deposits, reflecting the continued strong growth from existing and new customers. This increase was partially offset by a decrease in repurchase agreements primarily due to an increase in resale agreements that were eligible for netting against repurchase agreements under ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements.

As of December 31, 2017, total stockholders’ equity was $3.84 billion, an increase of $414.2 million or 12% from December 31, 2016. This increase was primarily due to $505.6 million in net income, partially offset by $117.0 million of cash dividends on common stock.

On November 11, 2017, the Bank entered into a Purchase and Assumption Agreement to sell all of its eight Desert Community Bank (“DCB”) branches located in the High Desert area of California, and related assets and liabilities to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. All regulatory approvals necessary for this transaction have been received, and the sale is expected to be completed in the first quarter of 2018. DCB is reported under the “Retail Banking” operating segment. The Company determined that this transaction met the criteria for held-for-sale as of December 31, 2017. The branch assets classified as held-for-sale as of December 31, 2017 related to the DCB Purchase and Assumption Agreement were mainly comprised of $78.1 million in loans held-for-sale and $8.0 million in premises and equipment held-for-sale, net. The branch liability classified as held-for-sale was comprised of $605.1 million in deposits held-for-sale as of December 31, 2017.

Investment Securities

The Company aims to maintain an investment portfolio that consists of high quality and liquid securities with relatively short durations to minimize overall interest rate and liquidity risks. The Company’s available-for-sale investment securities provide:

•	Interest income for earnings and yield enhancement;

•	Availability for funding needs arising during the normal course of business;

•	The ability to execute interest rate risk management strategies due to changes in economic or market conditions which influence loan origination, prepayment speeds, or deposit balances and mix; and

•	Collateral to support pledging agreements as required and/or to enhance the Company’s borrowing capacity.

Held-to-Maturity Investment Security

During the first quarter of 2016, the Company securitized $201.7 million of multifamily residential loans and retained $160.1 million of the senior tranche of the resulting securities from the securitization as held-to-maturity, which is carried at amortized cost. The held-to-maturity investment security is a non-agency commercial mortgage-backed security maturing on April 25, 2046. During the third quarter of 2017, the Company transferred this non-agency commercial mortgage-backed security with a net carrying amount of $115.6 million from held-to-maturity to available-for-sale. The transfer reflected the Company’s intent to sell the security as part of its active liquidity management. This investment security was sold in the fourth quarter of 2017.

Available-for-Sale Investment Securities

As of December 31, 2017 and 2016, the Company’s available-for-sale investment securities portfolio was primarily comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and foreign bonds. Investment securities classified as available-for-sale are carried at their fair value with the corresponding changes in fair value recorded in Accumulated other comprehensive loss, net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheet.

The following table presents the amortized cost and fair value of available-for-sale investment securities by major categories as of the dates indicated:

($ in thousands)	December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$651,395	$640,280	$730,287	$720,479	$1,002,874	$998,515
U.S. government agency and U.S. government sponsored enterprise debt securities	206,815	203,392	277,891	274,866	771,288	768,849
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	1,528,217	1,509,228	1,539,044	1,525,546	1,350,673	1,349,058
Municipal securities	99,636	99,982	148,302	147,654	173,785	175,649
Non-agency residential mortgage-backed securities	9,136	9,117	11,592	11,477	62,133	62,393
Corporate debt securities	37,585	37,003	232,381	231,550	292,341	289,074
Foreign bonds (1)	505,396	486,408	405,443	383,894	90,586	89,795
Other securities	31,887	31,342	40,501	40,329	40,149	39,893
Total available-for-sale investment securities	$3,070,067	$3,016,752	$3,385,441	$3,335,795	$3,783,829	$3,773,226

(1)
The Company held bonds from International Bank for Reconstruction and Development that exceeded 10% of stockholders’ equity, with an unamortized cost of $474.9 million and a fair value of $456.1 million as of December 31, 2017 and an unamortized cost of $374.9 million and a fair value of $353.6 million as of December 31, 2016.

The fair value of available-for-sale investment securities totaled $3.02 billion as of December 31, 2017, compared to $3.34 billion as of December 31, 2016. The decrease of $319.0 million or 10% was primarily attributable to the sales, repayments, maturities and redemptions of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and corporate debt securities, partially offset by purchases of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and foreign bonds.

The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. As of December 31, 2017, the Company’s net unrealized losses on available-for-sale investment securities were $53.3 million, compared to $49.6 million as of December 31, 2016. The increase in net unrealized losses was primarily attributed to an increase in interest rate. Gross unrealized losses on available-for-sale investment securities totaled $58.3 million as of December 31, 2017, compared to $56.3 million as of December 31, 2016. As of December 31, 2017, the Company had no intention to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. No other-than-temporary impairment loss was recognized for the years ended December 31, 2017 and 2016. For complete discussion and disclosure, see Note 1 — Summary of Significant Accounting Policies, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 5 — Securities to the Consolidated Financial Statements.

As of December 31, 2017 and 2016, available-for-sale investment securities with fair value of $534.3 million and $767.4 million, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window and for other purposes required or permitted by law.

The following table presents the weighted-average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s investment securities as of the periods indicated. Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay the obligations. In addition, such factors as prepayments and interest rate changes may affect the yields on the carrying value of mortgage-backed securities.

	December 31,
($ in thousands)	2017			2016
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
Available-for-sale investment securities:
U.S. Treasury securities:
Maturing in one year or less	$120,233	$119,844	1.01%	$100,707	$100,653	0.65%
Maturing after one year through five years	531,162	520,436	1.55%	376,580	371,917	1.27%
Maturing after five years through ten years	—	—	—%	253,000	247,909	1.59%
Total	651,395	640,280	1.45%	730,287	720,479	1.29%
U.S. government agency and U.S. government sponsored enterprise debt securities:
Maturing in one year or less	24,999	24,882	1.02%	118,966	118,982	0.94%
Maturing after one year through five years	9,720	9,743	2.36%	52,622	52,630	1.38%
Maturing after five years through ten years	119,645	116,570	2.05%	81,829	78,977	2.07%
Maturing after ten years	52,451	52,197	2.58%	24,474	24,277	2.50%
Total	206,815	203,392	2.07%	277,891	274,866	1.49%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Maturing after one year through five years	48,363	47,811	2.34%	47,278	46,950	1.74%
Maturing after five years through ten years	71,562	70,507	2.48%	79,379	78,903	3.11%
Maturing after ten years	1,408,292	1,390,910	2.31%	1,412,387	1,399,693	2.34%
Total	1,528,217	1,509,228	2.32%	1,539,044	1,525,546	2.36%
Municipal securities (2):
Maturing in one year or less	7,395	7,424	2.69%	6,404	6,317	2.56%
Maturing after one year through five years	83,104	83,301	2.31%	127,178	127,080	2.31%
Maturing after five years through ten years	4,156	4,215	2.92%	9,785	9,515	2.50%
Maturing after ten years	4,981	5,042	4.40%	4,935	4,742	3.95%
Total	99,636	99,982	2.47%	148,302	147,654	2.40%
Non-agency residential mortgage-backed securities:
Maturing after ten years	9,136	9,117	2.79%	11,592	11,477	2.52%
Corporate debt securities:
Maturing in one year or less	12,650	11,905	2.29%	12,671	11,347	1.80%
Maturing after five years through ten years	24,935	25,098	2.90%	40,479	40,500	2.40%
Maturing after ten years	—	—	—%	179,231	179,703	2.26%
Total	37,585	37,003	2.70%	232,381	231,550	2.26%
Foreign bonds:
Maturing in one year or less	405,396	387,729	2.13%	304,427	287,695	2.09%
Maturing after one year through five years	100,000	98,679	2.71%	101,016	96,199	2.11%
Total	505,396	486,408	2.24%	405,443	383,894	2.09%
Other securities:
Maturing in one year or less	31,887	31,342	2.71%	40,501	40,329	2.72%

Total:
Maturing in one year or less	602,560	583,126		583,676	565,323
Maturing after one year through five years	772,349	759,970		704,674	694,776
Maturing after five years through ten years	220,298	216,390		464,472	455,804
Maturing after ten years	1,474,860	1,457,266		1,632,619	1,619,892
Total available-for-sale investment securities	$3,070,067	$3,016,752		$3,385,441	$3,335,795

Held-to-maturity investment security:
Non-agency commercial mortgage-backed security:
Maturing after ten years	$—	$—	—%	$143,971	$144,593	3.91%

(1)	Weighted-average yields are computed based on amortized cost balances.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

The following sections provide a discussion on the Company’s loan portfolios, non-PCI nonperforming assets and allowance for credit losses.

Total Loan Portfolio

Loan Portfolio Reviews

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial lending loans (which are comprised of commercial and industrial (“C&I”), CRE, multifamily residential, and construction and land loans) and consumer lending loans (which are comprised of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans). Total net loans, including loans held-for-sale, increased $3.50 billion or 14% from $25.27 billion as of December 31, 2016 to $28.77 billion as of December 31, 2017. The increase was broad based and primarily driven by strong increases of $1.14 billion or 33% in single-family residential loans, $1.07 billion or 11% in C&I loans, $957.6 million or 12% in CRE loans and $342.7 million or 22% in multifamily residential loans.

The following table presents the composition of the Company’s total loan portfolio by segment as of the periods indicated:

($ in thousands)	December 31,
	2017		2016		2015		2014		2013
	Amount (1)%		Amount (1)%		Amount (1)%		Amount (1)%		Amount (1)%
Commercial lending:
C&I	$10,697,231	37%	$9,640,563	38%	$8,991,535	38%	$8,076,450	37%	$5,760,648	32%
CRE	8,936,897	31%	8,016,109	31%	7,471,812	32%	6,253,195	29%	5,265,861	30%
Multifamily residential	1,916,176	7%	1,585,939	6%	1,524,367	6%	1,451,918	7%	1,369,051	8%
Construction and land	659,697	2%	674,754	3%	628,260	3%	563,196	2%	408,035	2%
Total commercial lending	22,210,001	77%	19,917,365	78%	18,615,974	79%	16,344,759	75%	12,803,595	72%
Consumer lending:
Single-family residential	4,646,289	16%	3,509,779	14%	3,069,969	13%	3,872,141	18%	3,474,701	19%
HELOCs	1,782,924	6%	1,760,776	7%	1,681,228	7%	1,258,079	6%	735,993	4%
Other consumer	336,504	1%	315,219	1%	276,577	1%	254,970	1%	835,999	5%
Total consumer lending	6,765,717	23%	5,585,774	22%	5,027,774	21%	5,385,190	25%	5,046,693	28%
Total loans held-for-investment (2)	28,975,718	100%	25,503,139	100%	23,643,748	100%	21,729,949	100%	17,850,288	100%
Allowance for loan losses	(287,128)		(260,520)		(264,959)		(261,679)		(249,675)
Loans held-for-sale (3)	78,217		23,076		31,958		45,950		204,970
Total loans, net	$28,766,807		$25,265,695		$23,410,747		$21,514,220		$17,805,583

(1)
Includes $(34.0) million, $1.2 million, $(16.0) million, $2.8 million and $(23.7) million as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively, of net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts.

(2)	Includes ASC 310-30 discount of $35.3 million, $49.4 million, $80.1 million, $133.6 million and $265.9 million as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(3)	Includes $78.1 million of loans held-for-sale in branch assets held-for-sale as of December 31, 2017.

Although the loan portfolio grew 14% in 2017, the loan type composition remained relatively unchanged from December 31, 2016. The Company’s commercial lending portfolio comprised 77% and 78% of the total loan portfolio as of December 31, 2017 and 2016, respectively, and are discussed below.

Commercial Lending — C&I Loans. C&I loans of $10.70 billion and $9.64 billion, which accounted for 37% and 38% of the total loan portfolio as of December 31, 2017 and 2016, respectively, comprised the largest sector in the lending portfolio. Over the last few years, the Company has experienced higher growth in its specialized lending verticals in industries such as entertainment, structured specialty finance, energy and private equity.

Although the C&I industry sectors in which the Company provides financing are diversified, the Company has higher concentrations in the industry sectors of wholesale trade, manufacturing, real estate and leasing, entertainment and private equity. The Company’s C&I loan exposures within the wholesale trade sector, which totaled $1.56 billion and $1.38 billion as of December 31, 2017 and 2016, respectively, are largely related to U.S. domiciled companies that import goods from Greater China for U.S. consumer consumption, many of which are companies based in California. The Company also has a syndicated loan portfolio within the C&I loan sector, which totaled $616.2 million and $758.5 million as of December 31, 2017 and 2016, respectively. The Company monitors concentrations within the C&I loan sector by customer exposure and industry classifications, setting limits for specialized lending verticals and setting diversification targets.

Commercial Lending — CRE Loans. CRE loans represent income producing real estate loans where the interest rates may be fixed, variable or hybrid. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers. Loans are generally underwritten with high standards for cash flows, debt service coverage ratios and loan-to-value ratios.

The following tables summarize the Company’s CRE, multifamily residential, and construction and land loans by geographic markets as December 31, 2017 and 2016:

($ in thousands)	December 31, 2017
	CRE	%	Multifamily Residential	%	Construction and Land	%
Geographic markets:
Northern California	$1,975,890		$446,068		$137,539
Southern California	4,809,095		1,170,565		293,814
California	6,784,985	76%	1,616,633	84%	431,353	65%
New York	707,910	8%	98,391	5%	132,866	20%
Texas	555,397	6%	46,910	2%	34,330	5%
Washington	328,570	4%	61,779	3%	25,377	4%
Other markets	560,035	6%	92,463	6%	35,771	6%
Total loans (1)	$8,936,897	100%	$1,916,176	100%	$659,697	100%

($ in thousands)	December 31, 2016
	CRE	%	Multifamily Residential	%	Construction and Land	%
Geographic markets:
Northern California	$1,810,131		$433,919		$81,537
Southern California	4,214,110		903,733		299,234
California	6,024,241	75%	1,337,652	84%	380,771	56%
New York	591,530	7%	84,911	5%	181,793	27%
Texas	490,076	6%	45,635	3%	34,240	5%
Washington	336,782	4%	59,663	4%	38,609	6%
Other markets	573,480	8%	58,078	4%	39,341	6%
Total loans (1)	$8,016,109	100%	$1,585,939	100%	$674,754	100%

(1)	Loans net of ASC 310-30 discount.

As illustrated by the table above, due to the nature of the Company’s geographical footprint and market presence, the Company has CRE loan concentrations primarily in California, which comprised 76% and 75% of the CRE loan portfolio as of December 31, 2017 and 2016, respectively. Accordingly, changes in the California economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. 20% of the total CRE loans as of each of December 31, 2017 and 2016 were owner occupied properties, while the remaining 80% were non-owner occupied properties (where 50% or more of the debt service for the loan is provided by rental income) as of each of December 31, 2017 and 2016.

Despite the geographical concentration of CRE loans as discussed in the preceding paragraph, CRE loans are broadly diversified across all property types. The following table summarizes the Company’s CRE loan sector by property type as December 31, 2017 and 2016:

($ in thousands)	December 31,
	2017		2016
	Amount	%	Amount	%
Retail	$3,077,556	34%	$2,940,374	37%
Offices	1,714,821	19%	1,460,056	18%
Industrial	1,696,253	19%	1,440,992	18%
Hotel/Motel	1,279,884	14%	1,233,534	15%
Other	1,168,383	14%	941,153	12%
Total CRE loans (1)	$8,936,897	100%	$8,016,109	100%

(1)	Loans net of ASC 310-30 discount.

Commercial Lending — Construction and Land Loans. The Company had $583.9 million of construction loans and $522.0 million of unfunded commitments as of December 31, 2017, compared to $551.6 million of construction loans and $526.4 million of unfunded commitments as of December 31, 2016. The construction portfolio as of December 31, 2017 and 2016 comprised largely of financing for the construction of hotels, multifamily and residential condominiums, as well as mixed use (residential and retail) structures. Similar to CRE loans, the Company has a geographic concentration of construction and land loans primarily in California.

Commercial Lending — Multifamily Residential Loans. The Company’s multifamily residential loans in the commercial lending portfolio are largely comprised of loans secured by smaller multifamily properties ranging from 5 to 15 units in its primary lending areas. The Company offers a variety of first lien mortgage loan programs, including fixed rate loans as well as adjustable rate mortgage loans with interest rates that adjust annually after the initial fixed periods of one to seven years. As of each December 31, 2017 and 2016, 84% of the Company’s multifamily residential loans were concentrated in California.

The following table summarizes the Company’s single-family residential and HELOC loan portfolio by geographic market as December 31, 2017 and 2016:

($ in thousands)	December 31,
	2017				2016
	Single- Family Residential	%	HELOCs	%	Single- Family Residential	%	HELOCs	%
Geographic markets:
Northern California	$738,680		$380,184		$565,961		$369,735
Southern California	2,270,420		918,492		1,829,142		958,691
California	3,009,100	65%	1,298,676	73%	2,395,103	68%	1,328,426	75%
New York	788,917	17%	270,291	15%	562,998	16%	255,620	15%
Washington	408,497	9%	144,950	8%	190,935	5%	121,039	7%
Other markets	439,775	9%	69,007	4%	360,743	11%	55,691	3%
Total (1)	$4,646,289	100%	$1,782,924	100%	$3,509,779	100%	$1,760,776	100%

(1)	Loans net of ASC 310-30 discount.

Consumer Lending — Single-Family Residential Loans. The Company offers a variety of first lien mortgage loan programs, including fixed rate conforming loans as well as adjustable rate mortgage loans with interest rates. The first lien mortgage loans are secured by one-to-four unit residential properties located in the Company’s primary lending areas. Many of the single-family residential loans within the Company’s portfolio are reduced documentation loans where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less. These loans have historically experienced low delinquency and default rates. As of December 31, 2017 and 2016, 65% and 68% of the Company’s single-family residential loans, respectively, were concentrated in California.

Consumer Lending — HELOC Loans. As of December 31, 2017 and 2016, the Company’s HELOCs were secured by one-to-four unit residential properties located in its primary lending areas. The HELOC loan portfolio was comprised largely of loans originated through a reduced documentation loan program where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less. The Company is in a first lien position for many of these reduced documentation HELOCs. These loans have historically experienced low delinquency and default rates. As of December 31, 2017 and 2016, 73% and 75% of the Company’s HELOC loans, respectively, were concentrated in California.

The following table presents the contractual loan maturities by loan categories and the contractual distribution of loans in those categories to changes in interest rates as of December 31, 2017:

($ in thousands)	Due within one year	Due after one but within five years	More than five years	Total
Commercial lending:
C&I	$3,966,385	$5,414,089	$1,316,757	$10,697,231
CRE	803,604	2,947,192	5,186,101	8,936,897
Multifamily residential	116,652	304,853	1,494,671	1,916,176
Construction and land	399,178	238,857	21,662	659,697
Consumer lending:
Single-family residential	2,551	12,643	4,631,095	4,646,289
HELOCs	696	10	1,782,218	1,782,924
Other consumer	58,711	256,935	20,858	336,504
Total loans held-for-investment (1)	$5,347,777	$9,174,579	$14,453,362	$28,975,718

Distribution of loans to changes in interest rates:
Fixed rate loans	$609,839	$701,951	$1,002,560	$2,314,350
Variable rate loans	4,706,173	8,233,794	8,283,397	21,223,364
Hybrid adjustable-rate loans	31,765	238,834	5,167,405	5,438,004
Total loans held-for-investment (1)	$5,347,777	$9,174,579	$14,453,362	$28,975,718

(1)	Loans net of ASC 310-30 discount.

Purchased Credit-Impaired Loans

Loans with evidence of credit deterioration as of their acquisition dates are PCI loans. PCI loans are recorded net of ASC 310-30 discount and totaled $482.3 million and $642.4 million as of December 31, 2017 and 2016, respectively. The decrease from December 31, 2016, was due in part to higher prepayment trends as real estate price appreciation and the corresponding reduction in loan to collateral value ratios enabled more borrowers to qualify for refinancing options resulting in an increase in paydowns and payoffs during the year ended December 31, 2017. PCI loans are considered to be accruing due to the existence of the accretable yield, which represents the cash expected to be collected in excess of their carrying value, and not based on consideration given to contractual interest payments. The accretable yield was $102.0 million and $136.2 million as of December 31, 2017 and 2016, respectively. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the Consolidated Statement of Income or the allowance for credit losses. For additional details regarding PCI loans, see Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

Loans Held-for-Sale

When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of December 31, 2017, loans held-for-sale amounted to $78.2 million, which comprised primarily of loans related to the pending sale of DCB branches of $78.1 million included in Branch assets held-for-sale on the Consolidated Balance Sheet. For additional information on the pending sale, see Note 2 — Dispositions and Held-for-Sale to the Consolidated Financial Statements. The remaining loans held-for-sale, which amounted to $85 thousand were comprised of single-family residential loans. In comparison, loans held-for-sale of $23.1 million and $32.0 million as of December 31, 2016 and 2015, respectively, were comprised primarily of student loans. Loans transferred from held-for-investment to held-for-sale of $613.1 million during the year ended December 31, 2017, were comprised primarily of C&I and CRE loans. In comparison, $819.1 million and $1.75 billion of loans were transferred from held-for-investment to held-for-sale during the years ended December 31, 2016 and 2015, respectively. These loan transfers were comprised primarily of C&I, multifamily residential and CRE loans for the year ended December 31, 2016, and single-family residential and C&I loans for the year ended December 31, 2015. As the result of these loan transfers, the Company recorded $473 thousand, $1.9 million and $5.1 million in write-downs to the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015, respectively.

During the year ended December 31, 2017, the Company sold $178.2 million in originated loans resulting in net gains of $8.3 million. Originated loans sold during the year ended December 31, 2017 comprised primarily of $99.1 million of C&I loans, $52.2 million of CRE and $21.1 million of single-family residential loans. In comparison, during the year ended December 31, 2016, the Company sold or securitized $571.3 million in originated loans, resulting in net gains of $11.5 million. These amounts included $201.7 million of multifamily residential loans securitized during the first quarter of 2016, which resulted in net gains of $1.1 million, mortgage servicing rights of $641 thousand and a held-to-maturity investment security of $160.1 million. The remaining $369.6 million of originated loans sold during the year ended December 31, 2016, comprised primarily of $175.1 million of C&I loans, $110.9 million of CRE loans and $61.3 million of multifamily residential loans, resulted in net gains of $10.4 million. During the year ended December 31, 2015, the Company sold $1.04 billion in originated loans resulting in net gains of $26.1 million. Originated loans sold during the year ended December 31, 2015 comprised primarily of $907.4 million of single-family residential loans and $127.7 million of C&I loans.

During the year ended December 31, 2017, the Company purchased $534.7 million of loans, compared to $1.14 billion and $282.4 million during the years ended December 31, 2016 and 2015, respectively. Purchased loans for each of the years ended December 31, 2017, 2016 and 2015 comprised primarily of C&I syndication and single-family residential loans. The higher amount of loans purchased for the year ended December 31, 2016 primarily included $488.3 million of single-family residential loans purchased for Community Reinvestment Act purposes.

From time to time, the Company purchases and sells loans in the secondary market. Certain purchased loans are transferred from held-for-investment to held-for-sale and corresponding write-downs to allowance for loan losses are recorded, when appropriate. During the year ended December 31, 2017, the Company sold purchased loans of $399.8 million in the secondary market at net gains of $588 thousand. In comparison, the Company sold loans of $259.1 million and $661.9 million for the years ended December 31, 2016 and 2015, respectively, in the secondary market. Loan sales in the secondary market resulted in net gains of $188 thousand and $1.7 million for the years ended December 31, 2016 and 2015, respectively.

The Company records valuation adjustments in Net gains on sales of loans on the Consolidated Statement of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $61 thousand, $5.6 million and $3.0 million, respectively, in valuation adjustments.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Hence, OREO are not directly related to the Company’s business and are considered nonperforming assets. Generally, loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial conditions and the adequacy of collateral, if any. The following table presents information regarding non-PCI nonperforming assets as of the dates indicated:

($ in thousands)	December 31,
	2017	2016	2015	2014	2013
Nonaccrual loans:
Commercial lending:
C&I	$69,213	$81,256	$64,883	$28,801	$28,894
CRE	26,986	26,907	29,345	28,513	37,693
Multifamily residential	1,717	2,984	16,268	20,819	27,652
Construction and land	3,973	5,326	700	9,636	19,694
Consumer lending:
Single-family residential	5,923	4,214	8,759	8,625	12,206
HELOCs	4,006	2,130	1,743	703	1,495
Other consumer	2,491	—	—	3,165	1,681
Total nonaccrual loans	114,309	122,817	121,698	100,262	129,315
OREO	830	6,745	7,034	32,111	40,273
Total nonperforming assets	$115,139	$129,562	$128,732	$132,373	$169,588
Non-PCI nonperforming assets to total assets (1)	0.31%	0.37%	0.40%	0.46%	0.69%
Non-PCI nonaccrual loans to loans held-for-investment (1)	0.39%	0.48%	0.51%	0.46%	0.72%
Allowance for loan losses to non-PCI nonaccrual loans	251.19%	212.12%	217.72%	261.00%	193.08%

(1)
Total assets and loans held-for-investment include PCI loans of $482.3 million, $642.4 million, $970.8 million, $1.32 billion and $1.87 billion as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrower’s financial condition and loan repayment capabilities. Nonaccrual loans decreased by $8.5 million or 7% to $114.3 million as of December 31, 2017 from $122.8 million as of December 31, 2016. The decrease in nonaccrual loans was primarily due to payoffs and paydowns of nonaccrual loans of $85.0 million, transfers of nonaccrual loans to accrual status of $39.1 million, and charge-offs of nonaccrual loans of $38.4 million, partially offset by loans transferred to nonaccrual status of $158.7 million, during the year ended December 31, 2017. Nonaccrual loans as a percentage of loans held-for-investment declined from 0.48% as of December 31, 2016 to 0.39% as of December 31, 2017. C&I loans comprised 61% and 66% of total nonaccrual loans as of December 31, 2017 and 2016, respectively. Credit risks related to the C&I nonaccrual loans were mitigated by the collateral. As of December 31, 2017, $34.3 million or 30% of the $114.3 million non-PCI nonaccrual loans consisted of loans that were less than 90 days past due. In comparison, $78.8 million or 64% of non-PCI nonaccrual loans consisted of loans that were less than 90 days delinquent as of December 31, 2016. The risk of loss of all nonaccrual loans had been considered as of December 31, 2017 and 2016 and the Company believes that this was appropriately covered by the allowance for loan losses.

For additional details regarding the Company’s non-PCI nonaccrual loans policy, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

A loan is classified as a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Loans with contractual terms that have been modified as a TDR and are current at the time of restructuring may remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, the loans are placed on nonaccrual status and are reported as nonperforming, until the borrower demonstrates a sustained period of performance, generally six months, and the ability to repay the loan according to the contractual terms. If accruing TDRs cease to perform in accordance with their modified contractual terms, they are placed on nonaccrual status and reported as nonperforming TDRs.

The following table presents the performing and nonperforming TDRs by loan segments as of December 31, 2017 and 2016:

($ in thousands)	December 31,
	2017		2016
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
Commercial lending:
C&I	$29,472	$39,509	$44,363	$23,771
CRE	8,570	17,830	19,601	9,522
Multifamily residential	8,919	289	7,057	511
Construction and land	—	3,973	544	4,924
Consumer lending:
Single-family residential	8,415	778	10,121	206
HELOCs	1,202	530	1,552	49
Total TDRs	$56,578	$62,909	$83,238	$38,983

Performing TDRs decreased by $26.7 million or 32% to $56.6 million as of December 31, 2017, primarily due to the transfers of one CRE and two C&I loans from performing to nonperforming status during the year ended December 31, 2017. Nonperforming TDRs increased by $23.9 million or 61% to $62.9 million as of December 31, 2017, primarily due to the aforementioned transfers of CRE and C&I loans between performing and nonperforming status and a C&I loan becoming a TDR loan, partially offset by charge-offs and transfers from non-performing TDRs to performing TDRs during the year ended December 31, 2017.

The Company’s impaired loans include predominantly non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified as a TDR, on either accrual or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information regarding the Company’s TDRs and impaired loan policies. As of December 31, 2017, the allowance for loan losses included $19.9 million for impaired loans with a total recorded investment balance of $91.8 million. In comparison, the allowance for loan losses included $12.7 million for impaired loans with a total recorded investment balance of $84.1 million as of December 31, 2016.

The following table presents the recorded investment balances for non-PCI impaired loans as of December 31, 2017 and 2016:

($ in thousands)	December 31,
	2017		2016
	Amount	%	Amount	%
Commercial lending:
C&I	$98,685	58%	$125,619	61%
CRE	35,556	21%	46,508	22%
Multifamily residential	10,636	6%	10,041	5%
Construction and land	3,973	2%	5,870	3%
Total commercial lending	148,850	87%	188,038	91%
Consumer lending:
Single-family residential	14,338	8%	14,335	7%
HELOCs	5,208	3%	3,682	2%
Other consumer	2,491	2%	—	—%
Total consumer lending	22,037	13%	18,017	9%
Total non-PCI impaired loans	$170,887	100%	$206,055	100%

Allowance for Credit Losses

Allowance for credit losses consists of allowance for loan losses and allowance for unfunded credit reserves. Unfunded credit reserves include reserves provided for unfunded lending commitments, issued standby letters of credit (“SBLCs”), and recourse obligations for loans sold. The allowance for credit losses is increased by the provision for credit losses which is charged against the current period’s results of operations, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded credit reserves are included in Provision for credit losses on the Consolidated Statement of Income.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent loss in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of December 31, 2017, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, loan growth, portfolio performance and general economic conditions. The estimation of the allowance for credit losses involves subjective and complex judgments. For additional details on the Company’s allowance for credit losses, including the methodologies used, see Item 7. MD&A — Critical Accounting Policies and Estimates, Note 1 — Summary of Significant Accounting Policies and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

The following table presents a summary of activities in the allowance for credit losses for the periods indicated:

($ in thousands)	Year Ended December 31,
	2017	2016	2015	2014	2013
Allowance for loan losses, beginning of period	$260,520	$264,959	$261,679	$249,675	$234,535
Provision for loan losses	49,069	31,718	6,569	47,583	20,207
Gross charge-offs:
Commercial lending:
C&I	(38,118)	(47,739)	(20,423)	(39,984)	(8,461)
CRE	—	(464)	(1,052)	(2,317)	(2,119)
Multifamily residential	(635)	(29)	(1,650)	(1,011)	(2,810)
Construction and land	(149)	(117)	(493)	(1,343)	(1,618)
Consumer lending:
Single-family residential	(1)	(137)	(36)	(92)	(387)
HELOCs	(55)	(9)	(98)	(125)	(1,264)
Other consumer	(17)	(13)	(502)	(5,746)	(1,121)
Total gross charge-offs	(38,975)	(48,508)	(24,254)	(50,618)	(17,780)
Gross recoveries:
Commercial lending:
C&I	12,065	8,453	8,782	10,198	4,392
CRE	2,111	1,488	2,488	1,134	1,258
Multifamily residential	1,357	1,476	4,298	2,287	1,452
Construction and land	259	203	4,647	848	3,535
Consumer lending:
Single-family residential	546	401	323	123	552
HELOCs	24	7	54	252	2
Other consumer	152	323	373	197	1,522
Total gross recoveries	16,514	12,351	20,965	15,039	12,713
Net charge-offs	(22,461)	(36,157)	(3,289)	(35,579)	(5,067)
Allowance for loan losses, end of period	287,128	260,520	264,959	261,679	249,675

Allowance for unfunded credit reserves, beginning of period	16,121	20,360	12,712	11,282	9,437
(Reversal of) provision for unfunded credit reserves	(2,803)	(4,239)	7,648	1,575	2,157
Charge-offs	—	—	—	(145)	(312)
Allowance for unfunded credit reserves, end of period	13,318	16,121	20,360	12,712	11,282
Allowance for credit losses	$300,446	$276,641	$285,319	$274,391	$260,957

Average loans held-for-investment	$27,237,981	$24,223,535	$22,140,443	$20,093,921	$16,030,030
Loans held-for-investment	$28,975,718	$25,503,139	$23,643,748	$21,729,949	$17,850,288
Allowance for loan losses to loans held-for-investment	0.99%	1.02%	1.12%	1.20%	1.40%
Net charge-offs to average loans held-for-investment	0.08%	0.15%	0.01%	0.18%	0.03%

As of December 31, 2017, the allowance for loan losses amounted to $287.1 million or 0.99% of loans held-for-investment, compared to $260.5 million or 1.02% and $265.0 million or 1.12% of loans held-for-investment as of December 31, 2016 and 2015, respectively. The increase in the allowance for loan losses was largely due to the overall growth in the loan portfolio. The allowance for loan losses to loans held-for-investment ratio as of December 31, 2017 decreased slightly compared to both December 31, 2016 and 2015. The decrease in this ratio was primarily attributable to the higher credit quality of newly originated loans, resulting in loans held-for-investment increasing at a higher rate than the estimated allowance for loan losses. In addition, the relatively stable economic cycle and prudent credit risk management practices have led to continued declines in the Company’s historical loss rate experience, which has resulted in a slower rate of change in the allowance for loan losses compared to the Company’s loan growth. Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The fluctuation in the provision for credit losses is impacted by the historical loss rates trend along with the net charge-offs experienced during the period. The increase in the provision for credit losses for the year ended December 31, 2017, compared to the same periods in 2016 and 2015, was reflective of the overall loan portfolio growth, partially offset by a decline in the historical loss factor during the year ended December 31, 2017. The Company believes the allowance for credit losses as of December 31, 2017, 2016 and 2015 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at each respective date.

The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans held-for-investment as of the periods indicated:

($ in thousands)	December 31,
	2017		2016		2015		2014		2013
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
Commercial lending:
C&I	$163,058	37%	$142,167	38%	$134,606	38%	$134,598	37%	$115,496	32%
CRE	41,237	31%	47,927	31%	58,623	32%	53,989	29%	56,742	30%
Multifamily residential	19,109	7%	17,543	6%	19,630	6%	14,043	7%	14,012	8%
Construction and land	26,881	2%	24,989	3%	22,915	3%	18,988	2%	15,369	2%
Consumer lending:
Single-family residential	26,362	16%	19,795	14%	19,665	13%	29,813	18%	36,704	19%
HELOCs	7,354	6%	7,506	7%	8,745	7%	10,538	6%	861	4%
Other consumer	3,127	1%	593	1%	775	1%	(290)	1%	10,491	5%
Total	$287,128	100%	$260,520	100%	$264,959	100%	$261,679	100%	$249,675	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of December 31, 2017, the Company established an allowance of $58 thousand on $482.3 million of PCI loans. In comparison, an allowance of $118 thousand was established on $642.4 million of PCI loans as of December 31, 2016. The allowance balances for both periods were attributed mainly to the PCI CRE loans.

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. Deposits are the primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. The following table presents the balances for deposits as of December 31, 2017 and 2016:

($ in thousands)	December 31, 2017	% of Total Deposits	December 31, 2016	% of Total Deposits	Change
					$	%
Core deposits:
Noninterest-bearing demand	$10,887,306	34%	$10,183,946	34%	$703,360	7%
Interest-bearing checking	4,419,089	14%	3,674,417	12%	744,672	20%
Money market	8,359,425	26%	8,174,854	27%	184,571	2%
Savings	2,308,494	7%	2,242,497	8%	65,997	3%
Total core deposits	25,974,314	82%	24,275,714	81%	1,698,600	7%
Time deposits	5,640,749	18%	5,615,269	19%	25,480	0%
Total deposits	$31,615,063	100%	$29,890,983	100%	$1,724,080	6%

The Company’s deposit strategy is to grow and retain relationship-based deposits, which provides a stable and low-cost source of funding and liquidity to the Company. Total deposits increased mainly due to growth in core deposits from existing and new customers. Core deposits comprised 82% and 81% of total deposits as of December 31, 2017 and 2016, respectively. The $1.70 billion or 7% increase in core deposits was primarily due to the increases in interest-bearing checking and noninterest-bearing demand deposits. Noninterest-bearing demand deposits comprised 34% of total deposits as of both December 31, 2017 and 2016. Interest-bearing checking deposits comprised 14% and 12% of total deposits as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the total deposits were 109% of total loans held-for-investment, compared to 117% as of December 31, 2016, as the growth in total loans held-for-investment outpaced deposit growth.

Domestic time deposits of $100,000 or more totaled $3.63 billion, representing 11% of the total deposit portfolio as of December 31, 2017. These accounts had a weighted-average interest rate of 0.91% as of December 31, 2017. The following table presents the maturity distribution of domestic time deposits of $100,000 or more:

($ in thousands)	December 31, 2017
3 months or less	$1,309,451
Over 3 months through 6 months	746,101
Over 6 months through 12 months	1,095,836
Over 12 months	483,293
Total	$3,634,681

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, long-term FHLB advances and repurchase agreements.

The Company had no short-term borrowings outstanding as of December 31, 2017. During the year ended December 31, 2016, the Company’s subsidiary, East West Bank (China) Limited, entered into short-term borrowings of $60.1 million with interest rates ranging from 2.80% to 3.27%. These borrowings matured in 2017.

The following table presents the selected information for short-term borrowings as of the periods indicated:

($ in thousands)	2017	2016	2015
Year-end balance	$—	$60,050	$—
Weighted-average rate on amount outstanding at year-end	—%	3.01%	—%
Highest month-end balance	$60,603	$60,050	$23,269
Average amount outstanding	$31,725	$25,560	$4,776
Weighted-average rate	3.11%	2.84%	2.37%

FHLB advances increased by $2.2 million to $323.9 million as of December 31, 2017 from $321.6 million as of December 31, 2016. As of December 31, 2017, FHLB advances had floating interest rates ranging from 1.70% to 1.95% with remaining maturities between 1.1 to 4.9 years.

Gross repurchase agreements totaled $450.0 million as of both December 31, 2017 and 2016. Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Net repurchase agreements totaled $50.0 million as of December 31, 2017 after offsetting $400.0 million of gross repurchase agreements against gross resale agreements that were both eligible for netting pursuant to ASC 210-20-45-11. Net repurchase agreements totaled $350.0 million as of December 31, 2016 after offsetting $100.0 million of gross repurchase agreements against gross resale agreements that were both eligible for netting pursuant to ASC 210-20-45-11. As of December 31, 2017, gross repurchase agreements of $450.0 million had interest rates ranging from 3.61% to 3.75% and original terms ranging between 10.0 and 16.5 years. The remaining maturity terms of the repurchase agreements range between 4.8 and 5.7 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities are sold. The collateral for the repurchase agreements is primarily comprised of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. To ensure that the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funding from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements.

Long-Term Debt

The Company uses long-term debt to provide funding to acquire interest-earning assets and enhance liquidity. Long-term debt, which consists of junior subordinated debt and a term loan, decreased $14.8 million or 8% from $186.3 million as of December 31, 2016 to $171.6 million as of December 31, 2017. The decrease was primarily due to the quarterly repayment on the term loan, totaling $15.0 million, during the year ended December 31, 2017.

The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six wholly-owned subsidiaries in conjunction with these transactions. The junior subordinated debt totaled $146.6 million and $146.3 million as of December 31, 2017 and 2016, respectively. The junior subordinated debt had a weighted-average interest rate of 2.79% and 2.28% for the years ended December 31, 2017 and 2016, respectively, and remaining maturity terms of 16.9 years to 19.7 years as of December 31, 2017. Beginning in 2016, trust preferred securities are no longer qualified as Tier 1 capital and are limited to Tier 2 capital for regulatory purposes, based on Basel III Capital Rules. For further discussion, see Item 1. Business — Supervision and Regulation — Capital Requirements.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month London Interbank Offered Rate plus 150 basis points and the weighted-average interest rate was 2.70% and 2.24% for the years ended December 31, 2017 and 2016, respectively. The outstanding balance of the term loan was $25.0 million and $40.0 million as of December 31, 2017 and 2016, respectively. For additional details, see Note 11 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations and economic uncertainties. In addition, the Company’s financial assets held in the branch in Hong Kong and the subsidiary bank in China may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. The table below presents the major financial assets held in the Company’s overseas offices as of December 31, 2017, 2016 and 2015:

($ in thousands)	December 31,
	2017		2016		2015
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong Branch
Cash and cash equivalents	$151,631	0%	$46,895	0%	$71,268	0%
Loans held-for-investment (1)(2)	$713,728	2%	$733,286	2%	$694,608	2%
Available-for-sale investment securities (3)	$242,107	1%	$251,680	1%	$263,292	1%
Total assets	$1,100,471	3%	$1,040,465	3%	$1,036,485	3%

Subsidiary Bank in China
Cash and cash equivalents	$626,658	2%	$387,354	1%	$331,959	1%
Loans held-for-investment (2)	$484,214	1%	$425,336	1%	$356,535	1%
Total assets	$1,302,562	4%	$987,286	3%	$830,727	3%

(1)	Includes ASC 310-30 discount of $353 thousand, $747 thousand and $3.1 million as of December 31, 2017, 2016 and 2015, respectively.

(2)	Comprises primarily C&I loans.

(3)	Comprises primarily U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise debt securities, and foreign bonds.

The table below presents the total revenue generated by the Company’s overseas offices for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017		2016		2015
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch
Total revenue	$28,096	2%	$26,754	2%	21,774	2%

Subsidiary Bank in China
Total revenue	$24,235	2%	$21,055	2%	23,574	2%

Related Party Transactions

In the ordinary course of business, the Company may enter into transactions with various related parties. Related party transactions were not material for the years ended December 31, 2017 and 2016.

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

The Company’s stockholders’ equity increased by $414.2 million or 12% to $3.84 billion as of December 31, 2017, compared to $3.43 billion as of December 31, 2016. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings increased by $388.6 million or 18% to $2.58 billion as of December 31, 2017, compared to $2.19 billion as of December 31, 2016. The increase was primarily due to net income of $505.6 million, partially offset by $117.0 million of cash dividends during the year ended December 31, 2017. In addition, common stock and additional paid-in capital increased by $27.9 million or 2% primarily due to the activities in employee stock compensation plans. For other factors that contributed to the changes in stockholders’ equity, refer to the Consolidated Statement of Changes in Stockholders’ Equity.

Book value was $26.58 per common share based on 144.5 million common shares outstanding as of December 31, 2017, compared to $23.78 per common share based on 144.2 million common shares outstanding as of December 31, 2016. The Company made dividend payments of $0.20 per common share in each quarter during the years ended December 31, 2017 and 2016. In January 2018, the Company’s Board of Directors declared first quarter 2018 cash dividends for the Company’s common stock. The common stock cash dividend of $0.20 per share was paid on February15, 2018 to stockholders of record as of February 5, 2018.

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

The Basel III Capital Rules require that banking organizations maintain a minimum CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. Moreover, the rules that require banking organizations to maintain a capital conservation buffer of 2.5% above the capital minimums, are being phased-in over four years beginning in 2016 (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in in 2019, the banking organizations will be required to maintain a minimum CET1 capital ratio of 7.0%, a minimum Tier 1 capital ratio of 8.5% and a minimum total capital ratio of 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of December 31, 2017 and 2016, both the Company and the Bank were considered “well capitalized,” and met all capital requirements on a fully phased-in basis under the Basel III Capital Rules.

The following table presents the Company’s and the Bank’s capital ratios under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well capitalized classification purposes as of December 31, 2017 and 2016:

	Basel III Capital Rules
	December 31, 2017		December 31, 2016		Minimum Regulatory Requirements	Well Capitalized Requirements	Fully Phased- in Minimum Regulatory Requirements
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital	11.4%	11.4%	10.9%	11.3%	4.5%	6.5%	7.0%
Tier 1 risk-based capital	11.4%	11.4%	10.9%	11.3%	6.0%	8.0%	8.5%
Total risk-based capital	12.9%	12.4%	12.4%	12.3%	8.0%	10.0%	10.5%
Tier 1 leverage capital	9.2%	9.2%	8.7%	9.1%	4.0%	5.0%	4.0%

The Company’s CET1 and Tier 1 capital ratios improved by 55 basis points, while the total risk-based and Tier 1 leverage capital ratios improved by 51 basis points, during the year ended December 31, 2017. The improvement was primarily driven by increases in revenues, primarily due to increases in net interest income and net gains recorded from the sale of commercial property during the first quarter of 2017. The $2.31 billion or 8.4% increase in risk-weighted assets from $27.36 billion as of December 31, 2016 to $29.67 billion as of December 31, 2017 was primarily due to the growth of the Company’s assets. As of December 31, 2017, the Company’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage capital ratios were all well above the well capitalized requirements.

Regulatory Matters

The Bank entered into a Written Agreement, dated November 9, 2015, with the Federal Reserve Bank of San Francisco (the “Written Agreement”), to correct less than satisfactory BSA and AML programs detailed in a joint examination by the Federal Reserve Bank of San Francisco (“FRB”) and the California Department of Business Oversight (“DBO”). The Bank also entered into a related MOU with the DBO in 2015. The Written Agreement, among other things, requires the Bank to enhance compliance programs related to the BSA and AML and Office of Foreign Assets Control (“OFAC”) laws, rules and regulations and retain an independent firm to conduct a review of the account and transaction activity covering a six-month period to determine whether any suspicious activity was properly identified and reported in accordance with applicable regulatory requirements.

The Company believes that it is making progress in executing the compliance plans and programs required by the Written Agreement and MOU, although there can be no assurances that the Company’s plans and progress will be found to be satisfactory by our regulators. To date, the Company has added significant resources to comply with the Written Agreement and MOU, and to address any additional findings or recommendations by the regulators.

If additional compliance issues are identified or the regulators determine the Bank has not satisfactorily complied with the terms of the Written Agreement and MOU, the regulators could take further actions with respect to the Bank and, if such further actions were taken, such actions could have a material adverse effect on the Bank. The operating and other conditions in the BSA and AML program and the auditing and oversight of the program that led to the Written Agreement and MOU could also lead to an increased risk of being subject to additional actions by the FRB and DBO, an increased risk of future examinations that may downgrade the regulatory ratings of the Bank, and an increased risk that investigations by other government agencies may result in fines, penalties, increased expenses or restrictions on operations.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the course of the Company’s business, the Company may enter into or be a party to transactions that are not recorded on the Consolidated Balance Sheet and are considered to be off-balance sheet arrangements. Off-balance sheet arrangements are any contractual arrangements whereby a nonconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

Off-Balance Sheet Arrangements

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. The following table presents the Company’s loan commitments, commercial letters of credit and SBLCs as of December 31, 2017:

($ in thousands)	Commitments Outstanding
Loan commitments	$5,075,480
Commercial letters of credit and SBLCs	$1,655,897

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

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations, along with the categories and payment dates described below as of December 31, 2017:

($ in thousands)	Payment Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity (1)	Total
Deposits (2)	$4,930,794	$497,042	$180,910	$32,003	$25,974,314	$31,615,063
FHLB advances (2)	—	81,286	—	242,605	—	323,891
Gross repurchase agreements (2)	—	—	150,000	300,000	—	450,000
Affordable housing partnership and other tax credit investment commitments	98,000	51,534	18,812	841	—	169,187
Short-term borrowings (2)	—	—	—	—	—	—
Long-term debt (2)	20,000	5,000	—	146,577	—	171,577
Operating lease obligations (3)	31,845	49,247	32,579	27,988	—	141,659
Unrecognized tax liabilities (4)	—	—	18,798	—	—	18,798
Projected cash payments for postretirement benefit plan	319	668	708	7,855	—	9,550
Total contractual obligations	$5,080,958	$684,777	$401,807	$757,869	$25,974,314	$32,899,725

(1)	Includes deposits with no defined maturity, such as noninterest-bearing demand, interest-bearing checking, money-market and savings accounts.

(2)	Balances exclude contractual interest.

(3)	Represents the Company’s lease obligations for all rental properties.

(4)	Balance includes interest and penalties.

Consolidated Cash Flows Analysis

The following table presents a summary of the Company’s Consolidated Statement of Cash Flows for the periods indicated:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$696,906	$641,856	$469,624
Net cash used in investing activities	(2,500,455)	(1,792,660)	(3,627,881)
Net cash provided by financing activities	2,068,460	1,680,360	3,490,306
Effect of exchange rate changes on cash and cash equivalents	31,178	(11,940)	(11,047)
Net increase in cash and cash equivalents	296,089	517,616	321,002
Cash and cash equivalents, beginning of year	1,878,503	1,360,887	1,039,885
Cash and cash equivalents, end of year	$2,174,592	$1,878,503	$1,360,887

The Company’s net cash inflows from operating activities were $696.9 million, $641.9 million and $469.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The $55.1 million increase in net cash inflows from operating activities for the year ended December 31, 2017, compared to the same period in 2016, was primarily due to a $73.9 million increase in net income and a $22.3 million increase in net changes in cash flows receivable from other assets, partially offset by a $19.3 million change in non-cash amounts and a $17.3 million decrease in net changes in the cash flows from accrued expenses and other liabilities. The increase in net changes in cash flows receivable from other assets, comparing the year ended December 31, 2017 to the same period in 2016, was primarily due to a reduction in tax receivables. The $172.2 million increase in net cash inflows from operating activities for the year ended December 31, 2016, compared to the same period in 2015, was primarily due to a $47.0 million increase in net income, a $133.0 million reduction of payments related to FDIC shared-loss agreements and a $140.7 million increase in cash inflows from accrued interest receivable and other assets, partially offset by a $126.1 million decrease in non-cash charges mainly due to lower deferred tax expenses.

Net cash used in investing activities totaled $2.50 billion and $1.79 billion during the years ended December 31, 2017 and 2016, respectively. The $707.8 million increase in net cash used in investing activities was primarily due to a $1.45 billion increase in net cash outflows from loans held-for-investment, partially offset by a $700.0 million increase in net cash inflows from resale agreements. The $1.84 billion reduction in net cash used in investing activities during the year ended December 31, 2016, compared to the same period in 2015, was primarily due to a $1.53 billion increase in net cash inflows from available-for-sale investment securities and a $575.0 million decrease in net cash outflows from resale agreements, partially offset by a $192.0 million increase in net cash outflows from loans held-for-investment.

During the years ended December 31, 2017, 2016 and 2015, the Company experienced net cash inflows from financing activities of $2.07 billion, $1.68 billion and $3.49 billion, respectively. Net cash inflows from financing activities during the year ended December 31, 2017 comprised primarily of a $2.27 billion net increase in deposits, partially offset by $116.8 million in cash dividends paid and $61.6 million in short-term borrowing repayments. Net cash inflows from financing activities during 2016 comprised primarily of a $2.45 billion net increase in deposits, partially offset by a $700.0 million repayment of short-term FHLB advances and $115.8 million in cash dividends paid. Net cash inflows from financing activities in 2015 comprised primarily of a $3.49 billion net increase in deposits and a $700.0 million increase in short-term FHLB advances, partially offset by $566.8 million related to the extinguishment of repurchase agreements and $115.6 million in cash dividends paid.

Asset Liability and Market Risk Management

Liquidity

Liquidity is a financial institution’s capacity to meet its deposit obligations and other counterparty obligations as they come due or obtain adequate funding at a reasonable cost. The objective of liquidity management is to manage the potential mismatch of asset and liability cash flows. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting either daily operations or the financial condition of the institution. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets and accesses diverse funding sources including its stable core deposit base. The Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position. The ALCO regularly monitors the Company’s liquidity status and related management processes, and provides regular reports to the Board of Directors.

The Company maintains its liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unpledged investment securities. These assets totaled $5.51 billion and $5.91 billion, accounting for 15% and 17% of total assets, as of December 31, 2017 and 2016, respectively, including the reserve requirement of $503.8 million and $699.4 million as of December 31, 2017 and 2016, respectively. Investment securities included as part of liquidity sources are comprised primarily of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government sponsored enterprises, as well as the U.S. Treasury. The Company believes these investment securities provide quick sources of liquidity through sales or pledging to obtain financing, regardless of market conditions. Traditional forms of funding such as deposit growth and borrowings augment these liquid assets. Total deposits (including deposits held-for-sale) amounted to $32.22 billion as of December 31, 2017, compared to $29.89 billion as of December 31, 2016, of which core deposits comprised 81% of total deposits as of both December 31, 2017 and 2016. As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds’ lines of credit with various correspondent banks to purchase of overnight funds, and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $6.83 billion and $3.15 billion, respectively, as of December 31, 2017. The Bank’s unsecured federal funds’ lines of credit, subject to availability, totaled $731.0 million with correspondent banks as of December 31, 2017. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

As of December 31, 2017, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds. The Bank paid total dividends of $35.0 million to East West in January 2018, in addition to $255.0 million and $100.0 million of dividends to East West during the years ended December 31, 2017 and 2016, respectively. In addition, in January 2018, the Board of Directors declared a quarterly common stock cash dividend of $0.20 per share, payable on February 15, 2018 to stockholders of record on February 5, 2018.

Liquidity stress testing is performed at the Company level as well as at the foreign subsidiary and foreign branch levels. Stress testing and scenario analysis are intended to quantify the potential impact of a liquidity event on the financial and liquidity position of the entity. These scenarios include assumptions about significant changes in key funding sources, market triggers and potential uses of funding and economic conditions in certain countries. In addition, Company specific events are incorporated into the stress testing. Liquidity stress tests are conducted to ascertain potential mismatches between liquidity sources and uses over a variety of time horizons, both immediate and longer term, and over a variety of stressed conditions. Given the range of potential stresses, the Company maintains a series of contingency funding plans on a consolidated basis and for individual entities.

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

The interest rate risk exposure is measured and monitored through various risk management tools which include a simulation model that performs interest rate sensitivity analysis under multiple scenarios. The model includes the Company’s loans, investment securities, resale agreements, deposits and borrowing portfolios, including repurchase agreements. The financial instruments from the Company’s domestic and foreign operations, forecasted noninterest income and noninterest expense items are also incorporated in the simulation. The interest rate scenarios simulated include an instantaneous parallel shift and non-parallel shift in the yield curve. In addition, the Company also performs various simulations using alternative interest rate scenarios. The alternative interest rate scenarios include yield curve flattening, yield curve steepening and yield curve inverting. In order to apply the assumed interest rate environment, adjustments are made to reflect the shift in the U.S. Treasury and other appropriate yield curves. The Company incorporates both a static balance sheet and a forward growth balance sheet in order to perform these evaluations. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

The simulation model is based on the actual maturity and re-pricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. The Company’s net interest income simulation model incorporates various assumptions, which management believes to be reasonable but may have a significant impact on results. They include: the timing and magnitude of changes in interest rates, the yield curve evolution and shape, repricing characteristics, and the effect of interest rate floors, periodic loan caps and lifetime loan caps. In addition, the modeled results are highly sensitive to the deposit decay assumptions used for deposits that do not have specific maturities. The Company uses historical regression analysis of the Company’s internal deposit data as a guide to set deposit decay assumptions. The model is also highly sensitive to certain assumptions on the correlation of the change in interest rates paid on core deposits to changes in benchmark market interest rates, commonly referred to as deposit beta assumptions. Deposit beta assumptions are developed based on the Company’s historical experience. The model is also sensitive to the loan and investment prepayment assumption. The loan and investment prepayment assumption, which considers the anticipated prepayments under different interest rate environments, is based on an independent model, as well as the Company’s historical prepayment experiences.

Existing investment securities, loans, deposits and borrowings are assumed to roll into new instruments at a similar spread relative to benchmark interest rates and internal pricing guidelines. The assumptions applied in the model are documented and supported for reasonableness. Changes to key model assumptions are reviewed by the ALCO. Simulation results are highly dependent on these assumptions. To the extent actual behavior is different from the assumptions in the models, there could be a material change in interest rate sensitivity. The Company performs periodic testing to assess the sensitivity of the model results to the assumptions used. The Company also makes appropriate calibrations to the model when necessary. Scenario results do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

The following table presents the Company’s net interest income and economic value of equity (“EVE”) sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions as of December 31, 2017 and 2016:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)		EVE Volatility (2)
	December 31,		December 31,
	2017	2016	2017	2016
+200	18.9%	22.4%	7.1%	12.3%
+100	10.7%	12.0%	3.2%	7.5%
-100	(7.4)%	(6.8)%	(3.5)%	(5.0)%
-200	(12.6)%	(7.5)%	(8.8)%	(9.3)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

Twelve-Month Net Interest Income Simulation

The Company’s estimated twelve-month net interest income sensitivity as of December 31, 2017 was lower compared to December 31, 2016 for both upward interest rate scenarios, as simulated increases in interest income are offset by an increase in the rate of repricing for the Company’s deposit portfolio. In a simulated downward interest rate scenario, sensitivity increased overall for both of the downward interest rate scenarios, mainly due to the impact of the recent interest rate increases on December 14, 2016, March 15, 2017, and June 14, 2017. As interest rates rise further away from all time historical lows, there is more room for the Company’s simulated interest income to decline in a downward interest rate scenario, relative to previous simulations.

Under most rising interest rate environments, the Company would expect some customers to move balances in demand deposits into higher interest-bearing deposits such as money market, savings or time deposits. The models are particularly sensitive to the assumption about the rate of such migration. The federal funds target rate was between 0.50% and 0.75% as of December 31, 2016, and between 1.25% and 1.50% as of December 31, 2017. It should be noted that, despite the interest rate increases since December 16, 2015, as of December 31, 2017, the Company has not observed this deposit movement in its own portfolio, though there can be no assurance as to how long this is expected to continue.

The following table presents the Company’s net interest income sensitivity for the upward 100 and 200 basis point interest rate scenarios assuming a $1.00 billion, $2.00 billion and $3.00 billion demand deposit migrations as of December 31, 2017:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility
	December 31, 2017
	$1.00 Billion Migration 12 Months	$2.00 Billion Migration 12 Months	$3.00 Billion Migration 12 Months
+200	16.9%	14.9%	13.0%
+100	9.4%	8.1%	6.9%

Economic Value of Equity at Risk

The Company’s EVE sensitivity decreased as of December 31, 2017, compared to December 31, 2016, for both of the upward interest rate scenarios. In the simulated upward 100 and 200 basis point interest rate scenarios, EVE sensitivity was 3.2% and 7.1%, respectively, as of December 31, 2017, compared to 7.5% and 12.3%, respectively, as of December 31, 2016. These decreases were primarily due to changes in the balance sheet portfolio mix. In the declining 100 and 200 basis point rate scenarios, EVE sensitivity was (3.5)% and (8.8)%, respectively, as of December 31, 2017, compared to (5.0)% and (9.3)%, respectively, as of December 31, 2016. The Company regularly reviews and updates its assumptions with regards to the timing and magnitude of changes in interest rates, and the shape and evolution of the yield curve to more accurately reflect expected customer behavior.

The Company’s net interest income and EVE profile as of December 31, 2017, as presented in the net interest income and EVE sensitivity tables, reflects an asset sensitive net interest income position and an asset sensitive EVE position. Net interest income would be expected to increase if interest rates increase and to decline if interest rates decrease. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive loans that are funded in large part by noninterest-bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, net interest income increases when interest rates increase, and decreases when interest rates decrease. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

Interest Rate Swaps on Certificates of Deposit — As of December 31, 2017 and 2016, the Company had two cancellable interest rate swap contracts with original terms of 20 years. The objective of these interest rate swaps, which were designated as fair value hedges, was to obtain low-cost floating rate funding on the Company’s brokered certificates of deposit. As of December 31, 2017 and 2016, under the terms of the swap contracts, the Company received a fixed interest rate and paid a variable interest rate. As of December 31, 2017 and 2016, the notional amounts of the Company’s brokered certificates of deposit interest rate swaps were $35.8 million and $48.4 million, respectively. The fair value liabilities of the interest rate swaps were $6.8 million and $6.0 million as of December 31, 2017 and 2016, respectively.

Interest Rate Swaps and Options — The Company also offers various interest rate derivative products to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with registered swap dealers. These contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedge relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. Fair value is determined from verifiable third-party sources that have considerable experience with derivative markets. The Company provides data to the third party source to calculate the credit valuation component of the fair value of the client derivative contracts.

As of December 31, 2017, the notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $4.69 billion for derivatives that were in an asset valuation position and $4.65 billion for derivatives that were in a liability valuation position. As of December 31, 2016, the notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $3.86 billion for derivatives that were in an asset valuation position and $3.81 billion for derivatives that were in a liability valuation position. The fair value of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $58.6 million asset and a $58.0 million liability as of December 31, 2017. The fair value of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $67.6 million asset and a $65.1 million liability as of December 31, 2016.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, primarily comprised of forward, swap and spot contracts, to enable its customers to hedge their transactions in foreign currencies from fluctuations in foreign exchange rates, and also to allow the Company to economically hedge against foreign currency fluctuations in certain foreign currency denominated deposits that it offers to its customers, as well as the Company’s investment in its China subsidiary, East West Bank (China) Limited.

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

ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allows hedging of the foreign currency risk of a net investment in a foreign operation. During the fourth quarter of 2015, the Company began entering into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. The hedging instruments, designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in China, against the risk of adverse changes in the foreign currency exchange rate. The notional amount and fair value of the net investment hedges were $83.0 million and a $4.3 million asset, respectively, as of December 31, 2016. Since policy changes by the People’s Bank of China in 2017, the central bank of the People’s Republic of China, as well as market sentiments have caused a divergence in the exchange rate movements of the on-shore Chinese Renminbi and off-shore Chinese Renminbi, the net investment hedge relationships were dedesignated during the first quarter of 2017, even though they continued to meet the hedge effectiveness test. As of December 31, 2017, the notional amount and fair value of these two foreign exchange forward contracts, which were accounted for as economic hedges, were $95.2 million and a $7.2 million liability, respectively. These amounts have been included in the foreign exchange contracts’ notional amount of $770.2 million and the fair value liability of $10.2 million disclosed below.

As of December 31, 2017 and 2016, the Company’s total notional amounts of the foreign exchange contracts that were not designated as hedging instruments were $770.2 million and $767.8 million, respectively. The fair value of these foreign exchange contracts was a $5.8 million asset and a $10.2 million liability, respectively, as of December 31, 2017 and an $11.9 million asset and an $11.2 million liability, respectively, as of December 31, 2016.

Credit Risk Participation Agreements — The Company has entered into credit risk participation agreements (“RPAs”) under which the Company assumed its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The Company may or may not be a party to the interest rate derivative contract and enters into such RPAs in instances where the Company is a party to the related loan participation agreement with the borrower. The Company will make/receive payments under the RPAs if the borrower defaults on its obligation to perform under the interest rate derivative contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. As of December 31, 2017, the notional amount and fair value of the RPAs purchased were $35.2 million and an $8 thousand liability, respectively. As of December 31, 2017, the notional amount and fair value of the RPAs sold were $13.8 million and a $1 thousand asset, respectively. As of December 31, 2016, the notional amount and fair value of the RPAs purchased were $48.3 million and a $3 thousand liability, respectively. As of December 31, 2016, the notional amount and fair value of the RPAs sold were $23.1 million and a $3 thousand asset, respectively.

Warrants — The Company has obtained warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process. As of December 31, 2017, the warrants included on the Consolidated Financial Statements were from public and private companies. The Company valued these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The option volatility assumption is based on public market indices that include members that operate in similar industries as the private companies that issued the warrant. The model values were further adjusted for a general lack of liquidity due to the private nature of the underlying companies. As of December 31, 2017, the total fair value of the warrants held in public and private companies was a $1.7 million asset.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 6 — Derivatives to the Consolidated Financial Statements.

Impact of Inflation

The consolidated financial statements and related financial data presented in this report have been prepared according to U.S. GAAP, which require the measurement of financial and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates. Since almost all the assets and liabilities of a financial institution are monetary in nature, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Critical Accounting Policies and Estimates

Significant accounting policies, which are described in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements, are fundamental to understanding the Company’s reported results. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, some accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. The Company has procedures and processes in place to facilitate making these judgments.

Certain accounting policies are considered to have a critical effect on the Company’s Consolidated Financial Statements in the Company’s judgment. Critical accounting policies are defined as those that require the most complex or subjective judgments and are reflective of significant uncertainties, and whose actual results could differ from the Company’s estimates. Future changes in the key variables could change future valuations and impact the results of operations. The following is a discussion of the critical accounting policies including significant estimates. In each area, the Company has identified the most important variables in the estimation process. The Company has used the best information available to make the estimations necessary for the related assets and liabilities.

Fair Value of Financial Instruments

In determining the fair value of financial instruments, the Company uses market prices of the same or similar instruments whenever such prices are available. The Company does not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flows analysis. These modeling techniques incorporate management’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

For a complete discussion on the Company’s fair value hierarchy of financial instruments, fair value measurement techniques and assumptions, and the impact on the Consolidated Financial Statements, see Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements.

Available-for-Sale Investment Securities

The fair value of the available-for-sale investment securities is generally determined by independent external pricing service providers and/or by comparison to an average of quoted market prices obtained from independent external brokers. The Company performs a monthly analysis on the broker quotes and pricing service values received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies used for fair value measurement, review of pricing trends, and monitoring of trading volumes. The Company ensures prices received from independent brokers represent a reasonable estimate of the fair value through the use of observable market inputs including comparable trades, yield curves, spreads and, when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, such fair value is used in lieu of the price received from the third party. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize proprietary models with observable market based inputs. Additionally, the majority of these independent broker quotations are non-binding.

The Company considers available information relevant to the collectability of the securities, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows in making its other-than-temporary impairment assessment. The Company considers factors such as remaining payment terms of the securities, prepayment speeds, expected defaults, the financial condition of the issuer(s) and the value of any underlying collateral.

PCI Loans

In situations where PCI loans have similar risk characteristics, PCI loans are aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flows expectation. The cash flows expected over the life of the pools are estimated by an internal cash flows model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows.

Allowance for Credit Losses

The Company’s methodology to determine the overall appropriateness of the allowance for credit losses is based on a classification migration model with quantitative factors and qualitative considerations. The migration model examines pools of loans having similar characteristics and analyzes their loss rates over a historical period. The Company assigns loss rates to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be entirely indicative of the actual or inherent loss potential within its current loan portfolio. Additionally, the Company utilizes qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the classification migration model. Qualitative and environmental factors are reflected as percentage adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance for each loan pool. The evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Additionally, non-classified loans are also considered in the allowance for loan losses calculation and are factored in based on the historical loss experience adjusted for various qualitative factors.

Quantitative factors include the Company’s historical loss experience, delinquency and net charge-off trends, collateral values, changes in nonperforming loans, probability of commitment usage, and other factors. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, geographic concentrations, credit risk factors for loans outstanding to the customers, and the terms and expiration dates of the unfunded credit facilities.

As the Company adds new products, increases the complexity of the loan portfolio and expands the geographic coverage, the Company expects to continue to enhance the methodology to keep pace with the size and complexity of the loan portfolio and the changing credit environment. Changes in any of the factors cited above could have a significant impact on the credit loss calculation. The Company believes that the methodologies currently employed continue to be appropriate given the Company’s size and level of complexity. For additional information on allowance for credit losses, see Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements presented elsewhere in this report.

Goodwill Impairment

Under ASC 350, Intangibles — Goodwill and Other, goodwill is required to be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level (which is the same level as the Company’s major operating segments identified in Note 19 — Business Segments to the Consolidated Financial Statements presented elsewhere in this report). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. In order to determine the fair value of the reporting units, a combined income approach and market approach is used. Under the income approach, the Company provides a net income projection and a terminal growth rate to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value is calculated using the current fair value of comparable peer banks of similar size and focus. The market capitalizations and multiples of these peer banks are used to calculate the market price of the Company and each reporting unit. The fair value is also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. Under the combined income and market approach, the value from each approach is weighted based on management’s perceived risk of each approach to determine the fair value. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. For complete disclosure, see Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements presented elsewhere in this report.

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

A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state NOLs. Accordingly, a valuation allowance has been recorded for these amounts. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with the standards of ASC 740-10, Income Taxes.

The Tax Act, which was enacted in December 2017, had a substantial impact to the Company’s income tax expense for the year ended December 31, 2017. See Note 12 — Income Taxes to the Consolidated Financial Statements for further detail.

Recently Issued Accounting Standards

For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting standards, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Item 7. MD&A — Asset Liability and Market Risk Management of the Results of Operations and Financial Condition in Part II and Note 6 — Derivatives to the Consolidated Financial Statements in Part IV of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
East West Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
February 27, 2018

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$457,181	$460,559
Interest-bearing cash with banks	1,717,411	1,417,944
Cash and cash equivalents	2,174,592	1,878,503
Interest-bearing deposits with banks	398,422	323,148
Securities purchased under resale agreements (“resale agreements”)	1,050,000	2,000,000
Securities:
Available-for-sale investment securities, at fair value (includes assets pledged as collateral of $534,327 in 2017 and $767,437 in 2016)	3,016,752	3,335,795
Held-to-maturity investment security, at cost (fair value of $144,593 in 2016)	—	143,971
Restricted equity securities, at cost	73,521	72,775
Loans held-for-sale	85	23,076
Loans held-for-investment (net of allowance for loan losses of $287,128 in 2017 and $260,520 in 2016; includes assets pledged as collateral of $18,880,598 in 2017 and $16,441,068 in 2016)	28,688,590	25,242,619
Investments in qualified affordable housing partnerships, net	162,824	183,917
Investments in tax credit and other investments, net	224,551	173,280
Premises and equipment (net of accumulated depreciation of $111,898 in 2017 and $114,890 in 2016)	121,209	159,923
Goodwill	469,433	469,433
Branch assets held-for-sale	91,318	—
Other assets	678,952	782,400
TOTAL	$37,150,249	$34,788,840
LIABILITIES
Deposits:
Noninterest-bearing	$10,887,306	$10,183,946
Interest-bearing	20,727,757	19,707,037
Total deposits	31,615,063	29,890,983
Branch liability held-for-sale	605,111	—
Short-term borrowings	—	60,050
Federal Home Loan Bank (“FHLB”) advances	323,891	321,643
Securities sold under repurchase agreements (“repurchase agreements”)	50,000	350,000
Long-term debt	171,577	186,327
Accrued expenses and other liabilities	542,656	552,096
Total liabilities	33,308,298	31,361,099
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 165,214,770 and 164,604,072 shares issued in 2017 and 2016, respectively	165	164
Additional paid-in capital	1,755,330	1,727,434
Retained earnings	2,576,302	2,187,676
Treasury stock, at cost — 20,671,710 shares in 2017 and 20,436,621 shares in 2016	(452,327)	(439,387)
Accumulated other comprehensive loss, net of tax	(37,519)	(48,146)
Total stockholders’ equity	3,841,951	3,427,741
TOTAL	$37,150,249	$34,788,840

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$1,198,440	$1,035,377	$968,625
Investment securities	58,670	53,399	41,375
Resale agreements	32,095	30,547	19,799
Restricted equity securities	2,524	3,427	6,077
Interest-bearing cash and deposits with banks	33,390	14,731	17,939
Total interest and dividend income	1,325,119	1,137,481	1,053,815
INTEREST EXPENSE
Deposits	116,391	84,224	73,505
Federal funds purchased and other short-term borrowings	1,003	713	58
FHLB advances	7,751	5,585	4,270
Repurchase agreements	9,476	9,304	20,907
Long-term debt	5,429	5,017	4,636
Total interest expense	140,050	104,843	103,376
Net interest income before provision for credit losses	1,185,069	1,032,638	950,439
Provision for credit losses	46,266	27,479	14,217
Net interest income after provision for credit losses	1,138,803	1,005,159	936,222
NONINTEREST INCOME
Branch fees	42,490	41,178	39,495
Letters of credit fees and foreign exchange income	42,779	45,760	38,985
Ancillary loan fees and other income	23,333	19,352	15,029
Wealth management fees	14,632	13,240	18,268
Derivative fees and other income	17,671	16,781	16,493
Net gains on sales of loans	8,870	6,085	24,873
Net gains on sales of available-for-sale investment securities	8,037	10,362	40,367
Net gains on sales of fixed assets	77,388	3,178	3,567
Net gain on sale of business	3,807	—	—
Changes in Federal Deposit Insurance Corporation (“FDIC”) indemnification asset and receivable/payable	—	—	(37,980)
Other fees and operating income	19,399	26,982	24,286
Total noninterest income	258,406	182,918	183,383
NONINTEREST EXPENSE
Compensation and employee benefits	335,291	300,115	262,193
Occupancy and equipment expense	64,921	61,453	61,292
Deposit insurance premiums and regulatory assessments	23,735	23,279	18,772
Legal expense	11,444	2,841	16,373
Data processing	12,093	11,683	10,185
Consulting expense	14,922	22,742	17,234
Deposit related expense	9,938	10,394	10,379
Computer software expense	18,183	12,914	8,660
Other operating expense	76,697	78,936	68,624
Amortization of tax credit and other investments	87,950	83,446	36,120
Amortization of core deposit intangibles	6,935	8,086	9,234
Repurchase agreements’ extinguishment costs	—	—	21,818
Total noninterest expense	662,109	615,889	540,884
INCOME BEFORE INCOME TAXES	735,100	572,188	578,721
INCOME TAX EXPENSE	229,476	140,511	194,044
NET INCOME	$505,624	$431,677	$384,677
EARNINGS PER SHARE (“EPS”)
BASIC	$3.50	$3.00	$2.67
DILUTED	$3.47	$2.97	$2.66
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	144,444	144,087	143,818
DILUTED	145,913	145,172	144,512
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.80	$0.80	$0.80

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$505,624	$431,677	$384,677
Other comprehensive income (loss), net of tax:
Net changes in unrealized losses on available-for-sale investment securities	(2,126)	(22,628)	(10,381)
Foreign currency translation adjustments	12,753	(10,577)	(8,797)
Other comprehensive income (loss)	10,627	(33,205)	(19,178)
COMPREHENSIVE INCOME	$516,251	$398,472	$365,499

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2015	143,582,229	$1,677,931	$1,604,141	$(430,198)	$4,237	$2,856,111
Net income	—	—	384,677	—	—	384,677
Other comprehensive loss	—	—	—	—	(19,178)	(19,178)
Stock compensation costs	—	16,502	—	—	—	16,502
Net activity of common stock pursuant to various stock compensation plans and agreements, and related tax benefits	327,004	7,026	—	(5,964)	—	1,062
Cash dividends on common stock	—	—	(116,224)	—	—	(116,224)
BALANCE, DECEMBER 31, 2015	143,909,233	$1,701,459	$1,872,594	$(436,162)	$(14,941)	$3,122,950
Net income	—	—	431,677	—	—	431,677
Other comprehensive loss	—	—	—	—	(33,205)	(33,205)
Stock compensation costs	—	22,102	—	—	—	22,102
Net activity of common stock pursuant to various stock compensation plans and agreements, and related tax benefits	258,218	4,037	—	(3,225)	—	812
Cash dividends on common stock	—	—	(116,595)	—	—	(116,595)
BALANCE, DECEMBER 31, 2016	144,167,451	$1,727,598	$2,187,676	$(439,387)	$(48,146)	$3,427,741
Net income	—	—	505,624	—	—	505,624
Other comprehensive income	—	—	—	—	10,627	10,627
Stock compensation costs	—	24,657	—	—	—	24,657
Net activity of common stock pursuant to various stock compensation plans and agreements	375,609	3,240	—	(12,940)	—	(9,700)
Cash dividends on common stock	—	—	(116,998)	—	—	(116,998)
BALANCE, DECEMBER 31, 2017	144,543,060	$1,755,495	$2,576,302	$(452,327)	$(37,519)	$3,841,951

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$505,624	$431,677	$384,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,822	137,578	88,728
Accretion of discount and amortization of premiums, net	(7,260)	(26,024)	(45,101)
Changes in FDIC indemnification asset and receivable/payable	—	—	37,980
Stock compensation costs	24,657	22,102	16,502
Deferred income tax expense	33,856	26,966	261,214
Provision for credit losses	46,266	27,479	14,217
Net gains on sales of loans	(8,870)	(6,085)	(24,873)
Net gains on sales of available-for-sale investment securities	(8,037)	(10,362)	(40,367)
Net gains on sales of premises and equipment	(77,388)	(3,178)	(3,567)
Net gains on sales of OREO	(1,024)	(951)	(11,079)
Net gain on sale of business	(3,807)	—	—
Originations and purchases of loans held-for-sale	(20,521)	(18,804)	(623)
Proceeds from sales and paydowns/payoffs in loans held-for-sale	21,363	23,749	3,174
Repurchase agreements’ extinguishment costs	—	—	21,818
Net payments to FDIC shared-loss agreements	—	—	(132,999)
Net change in accrued interest receivable and other assets	46,005	23,685	(117,046)
Net change in accrued expenses and other liabilities	(1,966)	15,353	16,785
Other net operating activities	(1,814)	(1,329)	184
Total adjustments	191,282	210,179	84,947
Net cash provided by operating activities	696,906	641,856	469,624
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans held-for-investment	(3,514,786)	(1,549,736)	(3,285,436)
Interest-bearing deposits with banks	(63,096)	(38,249)	30,140
Investments in qualified affordable housing partnerships, tax credit and other investments	(161,661)	(87,860)	(95,074)
Purchases of:
Resale agreements	(600,000)	(1,550,000)	(1,675,000)
Available-for-sale investment securities	(828,604)	(2,396,199)	(3,547,193)
Loans held-for-investment	(534,816)	(1,142,054)	(282,548)
Premises and equipment	(13,754)	(12,181)	(6,555)
Proceeds from sale of:
Available-for-sale investment securities	832,844	1,275,645	1,669,334
Loans held-for-investment	566,688	661,025	1,729,187
Other real estate owned (“OREO”)	6,999	7,408	41,050
Premises and equipment	119,749	8,163	7,133
Business, net of cash transferred	3,633	—	—
Paydowns and maturities of resale agreements	1,250,000	1,500,000	1,050,000
Repayments, maturities and redemptions of available-for-sale investment securities	413,593	1,503,127	734,934
Other net investing activities	22,756	28,251	2,147
Net cash used in investing activities	(2,500,455)	(1,792,660)	(3,627,881)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	2,272,500	2,452,870	3,492,603
Short-term borrowings	(61,560)	62,506	—
Proceeds from:
FHLB advances	—	—	700,000
Issuance of common stock pursuant to various stock compensation plans and agreements	2,280	2,982	2,835
Payments for:
Repayment of FHLB advances	—	(700,000)	—
Repayment of long-term debt	(15,000)	(20,000)	(20,000)
Extinguishment of repurchase agreements	—	—	(566,818)
Repurchase of vested shares due to employee tax liability	(12,940)	(3,225)	(5,964)
Cash dividends on common stock	(116,820)	(115,828)	(115,641)
Other net financing activities	—	1,055	3,291
Net cash provided by financing activities	2,068,460	1,680,360	3,490,306
Effect of exchange rate changes on cash and cash equivalents	31,178	(11,940)	(11,047)
NET INCREASE IN CASH AND CASH EQUIVALENTS	296,089	517,616	321,002
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,878,503	1,360,887	1,039,885
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,174,592	$1,878,503	$1,360,887

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid (received) during the year for:
Interest paid	$138,766	$104,251	$105,831
Income taxes paid (refunded), net	$98,126	$39,478	$(18,601)
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale (1)	$613,088	$819,100	$1,747,621
Loans transferred from held-for-sale to held-for-investment	$—	$(4,943)	$(53,376)
Deposits transferred to branch liability held-for-sale	$605,111	$—	$—
Investment security transferred from held-to-maturity to available-for-sale	$115,615	$—	$—
Held-to-maturity investment security retained from securitization of loans	$—	$160,135	$—
Premises and equipment transferred to branch assets held-for-sale	$8,043	$—	$—
Loans transferred to OREO	$777	$8,083	$9,296

(1)	December 31, 2017 amount includes loans transferred from held-for-investment to branch assets held-for-sale.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. As of December 31, 2017, the Company operates over 130 locations worldwide including its headquarters, main administrative offices, branches and representative offices. In the U.S., the Bank’s corporate headquarters, main administrative offices and branches are located in California, Texas, New York, Washington, Georgia, Massachusetts, and Nevada. In Greater China, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and representative offices in Beijing, Chongqing, Guangzhou, Taipei and Xiamen.

Significant Accounting Policies

Basis of Presentation — The accounting and reporting policies of the Company conform with United States Generally Accepted Accounting Principles (“U.S. GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting period, and the related disclosures. Actual results could differ from those estimates. Certain items on the Consolidated Financial Statements and notes for the prior years have been reclassified to conform to the 2017 presentation.

Principles of Consolidation — The Consolidated Financial Statements include the accounts of East West and its subsidiaries, as well as East West Bank. Intercompany transactions and accounts have been eliminated in consolidation. East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements.

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

Resale Agreements and Repurchase Agreements — Resale agreements are recorded at the balances at which the securities are acquired. The Company’s policy is to monitor the market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, and obtain collateral from or return collateral pledged to counterparties when appropriate. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities are sold. The Company may have to provide additional collateral to the counterparties, or may receive collateral returned from counterparties, for the repurchase agreements when appropriate. The Company has elected to offset resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and when the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements.

Securities — The Company’s securities include various debt and marketable equity securities, and restricted equity securities. The Company classifies its debt and marketable equity securities as available-for-sale or held-to-maturity investment securities based on management’s intention on the date of the purchase. Predominantly all of the Company’s investment securities are held in connection with its asset-liability management objectives. Available-for-sale investment securities are carried at fair value on the Consolidated Balance Sheet. Unrealized gains and losses, net of applicable income taxes, are reported in other comprehensive income. The specific identification method is used in computing realized gains and losses on available-for-sale investment securities that were sold. Held-to-maturity debt securities that management has the intent and ability to hold until maturity are carried at amortized cost. Amortization of premiums and accretion of discounts on investment securities are recorded as yield adjustments on such securities using the effective interest method.

For each reporting period, all securities that are in an unrealized loss position are analyzed as part of the Company’s ongoing assessment of other-than-temporary impairment (“OTTI”). In determining whether an impairment is other-than-temporary, the Company considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, changes in the securities’ ratings and other qualitative factors, as well as whether the Company either plans to sell the security or it is more likely than not that it will be required to sell the security before recovery of the amortized cost. When the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery of the amortized cost, the credit component of an OTTI of a debt security is recognized as OTTI loss on the Consolidated Statement of Income and the non-credit component is recognized in other comprehensive income. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost, the full amount of the impairment loss is recognized as OTTI loss on the Consolidated Statement of Income. If there is an other-than-temporary decline in the fair value of any individual available-for-sale marketable equity security, the cost basis is reduced and the Company reclassifies the associated net unrealized loss out of other comprehensive income with a corresponding charge to the Consolidated Statement of Income.

Restricted equity securities include Federal Reserve Bank and FHLB stocks. The Federal Reserve Bank stock is required by law to be held as a condition of membership in the Federal Reserve System. The FHLB stock is required to obtain advances from FHLB. They are carried at cost as they do not have a readily determinable fair value.

Loans Held-for-Sale — Loans held-for-sale are carried at lower of cost or fair value. When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the foreseeable future, subject to periodic review under the Company’s management evaluation processes, including asset/liability management and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from the loans held-for-investment portfolio to the loans held-for-sale portfolio at the lower of cost or fair value. Any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off. Loan origination fees on loans held-for-sale, net of certain costs in processing and closing the loans, are deferred until the time of sale and are included in the periodic determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale. If the loan or a portion of the loan cannot be sold, it is subsequently transferred back to the loans held-for-investment portfolio from the loans held-for-sale portfolio at lower of cost or fair value on the transfer date. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income.

Loans Held-for-Investment — Loans receivable that the Company has the intent and ability to hold for the foreseeable future or until maturity are stated at their outstanding principal, reduced by an allowance for loan losses and net of deferred loan fees or costs on originated loans, unearned income, and unamortized premiums or discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method or straight-line method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method or straight-line method over the remaining period to contractual maturity. Interest on loans is calculated using the simple-interest method on daily balances of the principal amounts outstanding. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Once a loan is placed on nonaccrual status, interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

Troubled Debt Restructurings — A loan is classified as a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B note restructurings. Loans with contractual terms that have been modified as a TDR and are current at the time of restructuring may remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, the loans are placed on nonaccrual status and are reported as nonperforming, until the borrower demonstrates a sustained period of performance, generally six months, and the ability to repay the loan according to the contractual terms. If accruing TDRs cease to perform in accordance with their modified contractual terms, they are placed on nonaccrual status and reported as nonperforming TDRs. TDRs are included in the impaired loan quarterly valuation allowance process. Refer to Impaired Loans below for a complete discussion.

Impaired Loans — The Company’s loans are grouped into heterogeneous and homogeneous (mostly consumer loans) categories. Impaired loans are identified and evaluated for impairment on an individual basis. The Company’s impaired loans include predominantly non-purchased credit impaired (“non-PCI”) loans held-for-investment on nonaccrual status and any non-PCI loans modified as a TDR, designated either as performing or nonperforming. A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all scheduled payments of principal or interest due in accordance with the original contractual terms of the loan agreement. Factors considered by management in determining and measuring loan impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of and the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as appropriate, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent, less cost to sell. When the value of an impaired loan is less than the recorded investment and the loan is classified as nonperforming and uncollectible, the deficiency is charged off against the allowance for loan losses. If the loan is a performing TDR, the deficiency is included in the specific reserves of the allowance for loan losses, as appropriate. Payments received on impaired loans classified as nonperforming are not recognized in interest income, but are applied as a reduction to the principal outstanding.

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

The allowance for loan losses on non-PCI loans consists of specific reserves and general reserves. The Company’s non-PCI loans fall into heterogeneous and homogeneous categories. Impaired loans are subject to specific reserves. Non-impaired loans are evaluated as part of the general reserves. General reserves are calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. Predominant risk characteristics of the commercial real estate (“CRE”) and multifamily residential loans, as well as single-family residential loans include the collateral and geographic locations of the properties collateralizing the loans. Predominant risk characteristics of the commercial and industrial (“C&I”) loans include the global cash flows of the borrowers and guarantors, as well as the economic and market conditions. Predominant risk characteristics of home equity lines of credit (“HELOCs”) include the real estate collateral securing the loans.

The Company also maintains an allowance for loan losses on purchased credit impaired (“PCI”) loans when there is deterioration in credit quality subsequent to acquisition. Based on the Company’s estimates of cash flows expected to be collected, the Company establishes an allowance for the PCI loans, with a charge to Provision for credit losses on the Consolidated Statement of Income.

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

The allowance for unfunded credit reserves is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding, and the terms and expiration dates of the unfunded credit facilities. The allowance for loan losses is reported separately on the Consolidated Balance Sheet, whereas the allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Provision for credit losses is reported on the Consolidated Statement of Income.

Purchased Credit Impaired Loans — Acquired loans are recorded at fair value as of acquisition date in accordance with ASC 805, Business Combinations. A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that the Company would be unable to collect all contractually required payments and is accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

The amount of expected cash flows over the initial investment in the loan represents the “accretable yield,” which is recognized as interest income on a level yield basis over the life of the loan. The excess of total contractual cash flows over the cash flows expected to be received at origination is deemed the “nonaccretable difference.” In estimating the nonaccretable difference, the Company (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The cash flows expected over the life of the pools are estimated by an internal cash flows model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions such as cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. Subsequent to the acquisition date, any increases in expected cash flows over the expected cash flows at purchase date in excess of fair value that are significant and probable are adjusted through the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows over the expected cash flows at purchase date that are probable are recognized by a charge to the provision for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures, result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — The Company records the investments in qualified affordable housing partnerships using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization on the Consolidated Statement of Income as a component of Income tax expense. The Company records investments in tax credit and other investments using either the equity method or cost method of accounting. The tax credits are recognized on the Consolidated Financial Statements to the extent they are utilized on the Company’s income tax returns in the year the credit arises under the flow-through method of accounting. The investments are reviewed for impairment on an annual basis or on an interim basis, if an event occurs that would trigger potential impairment.

Premises and Equipment, Net — The Company’s premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of estimated useful lives for the principal classes of assets are as follows:

Premises and Equipment	Useful Lives
Buildings and building improvements	25 years
Furniture, fixtures and equipment	3 to 7 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

The Company reviews its long-lived assets for impairment annually, or when events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. An asset is considered impaired when the fair value, which is the expected undiscounted cash flows over the remaining useful life, is less than the net book value. The excess of the net book value over its fair value is charged as impairment loss to noninterest expense.

Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. Goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis, if an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying value. Core deposit intangibles, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized over the projected useful lives of the deposits, which is typically 7 to 15 years. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment on goodwill and core deposit intangibles is recognized by writing down the asset as a charge to noninterest expense to the extent that the carrying value exceeds the estimated fair value.

Derivatives — As part of its asset and liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate and foreign currency risks.  Derivatives utilized by the Company include swaps, forwards and option contracts.  All derivative instruments are included in Other assets or Accrued Expense and other liabilities on the Consolidated Balance Sheet at fair value. The related cash flows are recognized on the Cash flows from operating activities section on the Consolidated Statement of Cash Flows. The Company uses its accounting hedges based on the exposure being hedged as either fair value hedges or hedges of the net investments in certain foreign operations. Changes in fair value of derivatives designated as fair value hedges are reported in Interest expense on the Consolidated Statement of Income.  Changes in fair value of derivatives used as hedges of the net investments in foreign operations, to the extent effective, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). The change in fair value attributable to the ineffective portion of the hedging instrument is recognized immediately in Noninterest income on the Consolidated Statement of Income. For all other derivatives, changes in fair value are recognized on the Consolidated Statement of Income.

All derivatives designated as fair value hedges and hedges of the net investments in certain foreign operations are linked to specific hedged items or to groups of specific assets and liabilities on the Consolidated Balance Sheet.  To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged.  The Company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. Subsequent to inception, on a quarterly basis, the Company assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items.  Retroactive effectiveness is also assessed, as well as the continued expectation that the hedge will remain effective prospectively.

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value; (ii) a derivative expires, or is sold, terminated or exercised, or (iii) the Company determines that designation of a derivative as a hedge is no longer appropriate.  If a fair value hedge is discontinued, the derivative will continue to be recorded on the Consolidated Balance Sheet at fair value with changes in fair value recognized on the Consolidated Statement of Income. When the hedged net investment is either sold or substantially liquidated, the effective portion of the changes in the fair value of the derivatives are reclassified out of AOCI into Foreign exchange income on the Consolidated Statement of Income.

The Company also offers various interest rate and foreign currency derivative products to customers, and enters into derivative transactions in due course. These transactions are not linked to specific assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market at the end of each reporting period with changes in fair value recorded on the Consolidated Statement of Income.

The Company holds a portfolio of warrants to purchase equity securities from both public and private companies that were obtained as part of the loan origination process. The warrants are accounted for as derivatives and recorded at fair value included in Other assets on the Consolidated Balance Sheet at fair value with changes in fair value at each reporting period recorded on the Consolidated Statement of Income.

Fair Value — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, in many cases, requires management to make a number of significant judgments. Based on the observable inputs used in the valuation techniques, the Company classifies its assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (i.e., Level 1, Level 2 and Level 3) established under ASC 820, Fair Value Measurements. The Company records certain financial instruments, such as available-for-sale investment securities, and derivative assets and liabilities, at fair value on a recurring basis. Certain financial instruments, such as impaired loans and loans held-for-sale, are not carried at fair value each period but may require nonrecurring fair value adjustments due to lower-of-cost-or-market accounting or write-downs of individual assets. For additional information on the fair value, see Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements.

Stock-Based Compensation — The Company issues stock-based awards to certain employees, officers and directors, and accounts for the related costs in accordance with the provisions of ASC 505, Equity and ASC 718, Compensation — Stock Compensation. Stock-based compensation cost is measured at the grant date based on the fair value of the awards and expensed over the employee’s requisite service period.

The Company grants nonqualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), which include service conditions for vesting. Additionally, some of the Company’s RSUs contain performance goals and market conditions that are required to be met in order for the awards to vest. The stock option awards vest between three to four years from the grant date. RSAs vest ratably over three years, cliff vest after three years, or vest at a rate of 50% each at the fourth and fifth year of continued employment from the date of the grant. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. As a result of its adoption, all excess tax benefits and deficiencies on share-based payment awards are recognized within Income tax expense on the Consolidated Statement of Income. Before 2017, the tax benefits are recorded as increases to Additional paid-in capital on the Consolidated Statement of Changes in Stockholder’s Equity.

The fair value of stock options is estimated using the Black-Scholes option pricing model on the grant date. For time-based RSAs and RSUs, the grant-date fair value is measured at the fair value of the Company’s common stock as if the RSAs or RSUs are vested and issued on the date of grant. For performance-based RSAs and RSUs, the grant date fair value considers both performance and market conditions (where applicable). As stock-based compensation expense is estimated based on awards ultimately expected to vest, it is reduced by the expense related to awards expected to be forfeited. Forfeitures are estimated at the time of grant and are reviewed semi-annually for reasonableness. If the estimated forfeitures are revised, a cumulative effect of changes in estimated forfeitures for current and prior periods is recognized in compensation expense in the period of change.

Income Taxes — The Company files consolidated federal income tax returns, foreign tax returns, and various combined and separate company state tax returns. The calculation of the Company's income tax provision and related tax accruals requires the use of estimates and judgments. Accrued income tax liabilities (assets) represent the estimated amounts due to (receivable from) the various taxing jurisdictions where the Company has established a business presence. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities using enacted tax laws and rates and tax carryforwards. To the extent a deferred tax asset is no longer expected more likely than not to be realized, a valuation allowance is established. See Note 12 — Income Taxes to the Consolidated Financial Statements for a discussion of management’s assessment of evidence considered by the Company in establishing a valuation allowance.

The Company established an allowance for potential taxes, interest and penalties related to uncertain tax positions. This contingent reserve is estimated based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance, and the status of tax audits.

Earnings Per Share — Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period, plus common share equivalents calculated for warrants and RSUs outstanding using the treasury stock method. In prior years, the Company issued RSAs, which are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. These RSAs are considered participating securities. Accordingly, the Company applied the two-class method in the computation of basic and diluted EPS when the RSAs were outstanding during 2015. RSUs do not contain nonforfeitable rights to dividends when granted.

Foreign Currency Translation — During the third quarter of 2015, the Company’s foreign subsidiary in China, East West Bank (China) Limited, changed its functional currency from U.S. dollar (“USD”) to Renminbi (“RMB”). As a result, assets and liabilities of this foreign subsidiary were translated, for consolidation purpose, from its functional currencies into USD using period-end spot foreign exchange rates. Revenues and expenses of this foreign subsidiary were translated, for consolidation purpose, from its functional currencies into USD at the transaction date foreign exchange rates. The effects of those translation adjustments are reported in Foreign currency translation adjustment account within Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income, along with any related hedged effects. For transactions that are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations with the USD as their functional currency, the effects of changes in exchange rates are primarily reported on the Consolidated Statement of Income.

New Accounting Standards Adopted in 2017

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship provided that all other hedge accounting criteria in ASC 815 continue to be met. This clarification applies to both cash flows and fair value hedging relationships. The Company adopted this guidance prospectively in the first quarter of 2017. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The Company adopted this guidance in the first quarter of 2017. The changes that impacted the Company included a requirement that excess tax benefits and deficiencies be recognized as a component of Income tax expense on the Consolidated Statement of Income rather than Additional paid-in capital on the Consolidated Statement of Changes in Stockholders’ Equity as required in the previous guidance. The adoption of this guidance results in increased volatility to the Company’s income tax expense, but does not have a material impact on the Consolidated Balance Sheet or the Consolidated Statement of Changes in Stockholders’ Equity. The income tax expense volatility is dependent on the Company’s stock price on the dates the RSUs vest, which occur primarily in the first quarter of each year. Net excess tax benefits for RSUs of $4.8 million have been recognized by the Company as a component of Income tax expense on the Consolidated Statement of Income during the year ended December 31, 2017. The guidance also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted EPS. In addition, ASU 2016-09 no longer requires a presentation of excess tax benefits and deficiencies as both an operating outflow and a financing inflow on the Consolidated Statement of Cash Flows. Instead, excess tax benefits and deficiencies are recorded along with other income tax cash flows as an operating activity. These changes to the guidance were applied on a prospective basis. The Company has also elected to retain its existing accounting policy election to estimate award forfeitures.

Accounting Standards Issued but not yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue for contracts to provide goods or services to customers and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The Company plans to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective method. The Company’s revenue is mainly comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income, as well as other revenues from financial instruments such as loans, leases, securities and derivatives. Accordingly, the majority of the Company’s revenues will not be affected. The Company’s implementation efforts included the identification of revenue streams within the scope of the guidance, evaluation of the revenue contracts and existing revenue recognition policies. The Company’s evaluation indicates that the new standard will not impact the timing or measurement of its revenue recognition. The adoption of this new accounting standard does not have a material impact on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes recognized in net income, thus eliminating eligibility for the current available-for-sale category. Investments in Federal Reserve Bank and FHLB stock are not subject to this guidance and will continue to be presented at cost. The Company does not have a significant amount of equity securities classified as available-for-sale. Upon adoption, the Company’s investments in equity securities classified as available-for-sale will be accounted for at fair value with unrealized gains or losses reflected in earnings, where the amount of net unrealized gain or loss related to the available-for-sale equity securities portfolio will be reclassified from accumulated other comprehensive income to retained earnings as of January 1, 2018. The Company expects to account for its cost method equity investments that do not have readily determinable fair value using the measurement alternative at cost less impairment, whereby impairment is based on a qualitative assessment. Any changes in the carrying value of such investments is adjusted through earnings for subsequent observable transactions in the same or similar investment. Upon adoption, the Company does not expect a significant transition adjustment for the accounting change related to its cost method equity investments. If an entity has elected the fair value option to measure liabilities, the guidance requires the portion of the change in the fair value of a liability resulting from credit risk to be presented in other comprehensive income. The Company does not have any financial liabilities accounted for under the fair value option. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. However, upon adoption, the Company must apply the exit-price notion when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. For the guidance that is applicable to the Company, the accounting will be implemented on a modified retrospective basis through a cumulative-effect adjustment to the Consolidated Balance Sheet as of January 1, 2018, except for the guidance related to equity securities without readily determinable fair value, which should be applied on a prospective basis. The adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability in the accounting for lease transactions. The guidance requires lessees to recognize right-of-use assets and related lease liabilities for all leases with lease terms of more than 12 months on the Consolidated Balance Sheet, and provide quantitative and qualitative disclosures regarding key information about the leasing arrangements. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. ASU 2016-02 is effective on January 1, 2019, with early adoption permitted. The guidance should be applied using a modified retrospective transition method through a cumulative-effect adjustment. The Company has completed its review of its existing lease contracts and service contracts that may include embedded leases and is in the process of reviewing system requirements. The Company expects the adoption of ASU 2016-02 to result in additional assets and liabilities, as the Company will be required to recognize operating leases on its Consolidated Balance Sheet. The Company does not expect a material impact to its recognition of operating lease expense on its Consolidated Statement of Income and is in the process of evaluating the impacts of adopting the new accounting guidance on its disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new Current Expected Credit Loss (“CECL”) impairment model applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loan receivables, available-for-sale and held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted in each period for changes in expected lifetime credit losses. ASU 2016-13 is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The guidance should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. While the Company is still evaluating the impact on its Consolidated Financial Statements, the Company expects that ASU 2016-13 may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses provides for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; 2) the nonaccretable difference on the PCI loans will be recognized as an allowance, offset by an increase in the carrying value of the PCI loans; and 3) an allowance may be established for estimated credit losses on available-for-sale and held-to-maturity debt securities. The amount of the increase will be impacted by the portfolio composition and quality, as well as the economic conditions and forecasts as of the adoption date. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses, and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). The Company has begun its implementation efforts by identifying key interpretive issues, assessing its processes and identifying the data and system requirements against the new guidance to determine what modifications may be required.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on eight specific issues related to classification on the Consolidated Statement of Cash Flows in order to reduce diversity in practice. The specific issues cover cash payments for debt prepayment or debt extinguishment costs; cash outflows for settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments that are not made soon after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests received in securitization transactions; and clarification regarding when no specific U.S. GAAP guidance exists and the sources of the cash flows are not separately identifiable, the classification should be based on the activity that is likely to be the predominant source or use of the cash flows. ASU 2016-15 became effective on January 1, 2018. The guidance should be applied using a retrospective transition method. The adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the Company to include those amounts that are deemed to be restricted cash and restricted cash equivalents in its cash and cash equivalent balances on the Consolidated Statement of Cash Flows. In addition, the Company is required to explain the changes in the combined total of restricted and unrestricted balances on the Consolidated Statement of Cash Flows. ASU 2016-18 became effective on January 1, 2018. The guidance should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 narrows the definition of a business by adding an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If the screen is met, the set is not a business. ASU 2017-01 also specifies the minimum required inputs and processes necessary to be a business, and it removes the requirement to evaluate a market participant’s ability to replace missing elements when all of the inputs or processes that the seller used in operating a business were not obtained. ASU 2017-01 became effective on January 1, 2018. The adoption of this guidance will not have a material impact on its Consolidated Financial Statements as the guidance is to be applied prospectively.

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

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 became effective on January 1, 2018, with early adoption permitted. The guidance should be applied prospectively to awards modified on or after the adoption date. The Company plans to adopt this guidance in the first quarter of 2018 prospectively.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which better aligns the Company’s risk management activities and financial reporting for hedging relationships through changes to both the description and measurement guidance for qualifying hedging relationships and the presentation of hedge results, expands and refines hedge accounting for both nonfinancial and financial risk components, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item on the Consolidated Financial Statements. ASU 2017-12 is effective on January 1, 2019, with early adoption permitted. Upon adoption, the guidance will be applied using a retrospective transition method to any existing cash flows or net investment hedges through a cumulative-effect adjustment to AOCI to eliminate the separate measurement of ineffectiveness. The amended presentation and disclosure guidance is applied prospectively. The Company has elected to early adopt ASU 2017-12 in the first quarter of 2018 and the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

Note 2 — Dispositions and Held-for-Sale

Dispositions

In the first quarter of 2017, the Company completed the sale and leaseback of a commercial property in San Francisco, California for cash consideration of $120.6 million and entered into a leaseback with the buyer for part of the property, consisting of a retail branch and office facilities. The net book value of the property was $31.6 million at the time of the sale, resulting in a pre-tax gain of $85.4 million after considering $3.6 million in selling costs. As the leaseback is an operating lease, $71.7 million of the gain was recognized on the closing date, and $13.7 million was deferred and will be recognized over the term of the lease agreement. The first quarter 2017 diluted EPS impact from the sale of the commercial property was $0.28 per share, net of tax.

In the third quarter of 2017, the Company sold the insurance brokerage business of its subsidiary, East West Insurance Services, Inc. (“EWIS”), for $4.3 million, and recorded a pre-tax gain of $3.8 million. The third quarter 2017 diluted EPS impact from the sale of the Company’s insurance brokerage business was $0.02 per share, net of tax. EWIS remains a subsidiary of East West and continues to maintain its insurance broker license.

Held-for-Sale

The Company reports a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specific criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation and amortization expense is not recorded on the assets of a business after it is classified as held-for-sale.

On November 11, 2017, the Bank entered into a Purchase and Assumption Agreement to sell all of its eight Desert Community Bank (“DCB”) branches located in the High Desert area of Southern California, and related assets and liabilities to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. All regulatory approvals necessary for this transaction have been received, and the sale is expected to be completed in the first quarter of 2018. DCB is reported under the “Retail Banking” operating segment. The Company determined that this transaction met the criteria for held-for-sale as of December 31, 2017. The branch assets classified as held-for-sale as of December 31, 2017 related to the DCB Purchase and Assumption Agreement were mainly comprised of $78.1 million in loans held-for-sale and $8.0 million in premises and equipment held-for-sale, net. The branch liability held-for-sale was comprised of $605.1 million in deposits held-for-sale as of December 31, 2017.

Note 3 — Fair Value Measurement and Fair Value of Financial Instruments

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

The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable, and the significance of those inputs in the fair valuation measurement. The Company’s assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurements.

Level 3 Assets and Liabilities Valuation Process

The Company generally determines the fair value of Level 3 assets and liabilities by using internal valuation methodologies, which primarily include discounted cash flows techniques that require both observable and unobservable inputs. Unobservable inputs (such as volatility and liquidity discount) are generally derived from historic performance of similar instruments or determined from previous market trades in similar instruments. Such inputs can be derived from similar portfolios with known historic experience or recent trades where particular unobservable inputs may be implied. The Company compares each unobservable input to historic experience and other third-party data where available. The models developed under internal valuation methodologies are subject to review according to the Company’s risk management policies and procedures, which include model validation. Model validation assesses the adequacy and appropriateness of the model, including reviewing its supporting model documentation and key components such as inputs, logic, processing components and output results. Validation also includes ensuring significant unobservable model inputs are appropriate given observable market transactions or other market data within the same or similar asset classes. The Company has ongoing monitoring procedures in place for Level 3 assets and liabilities that use internal valuation methodologies, which include but are not limited to, the following:

•	review of valuation results against expectations, including review of significant or unusual value fluctuations; and

•	quarterly analysis related to market data, where available.

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016:

($ in thousands)	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$640,280	$640,280	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	203,392	—	203,392	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	318,957	—	318,957	—
Residential mortgage-backed securities	1,190,271	—	1,190,271	—
Municipal securities	99,982	—	99,982	—
Non-agency residential mortgage-backed securities:
Investment grade	9,117	—	9,117	—
Corporate debt securities:
Investment grade	37,003	—	37,003	—
Foreign bonds:
Investment grade	486,408	—	486,408	—
Other securities	31,342	20,735	10,607	—
Total available-for-sale investment securities	$3,016,752	$661,015	$2,355,737	$—

Derivative assets:
Interest rate swaps and options	$58,633	$—	$58,633	$—
Foreign exchange contracts	5,840	—	5,840	—
Credit risk participation agreements (“RPAs”)	1	—	1	—
Warrants	1,672	—	993	679
Total derivative assets	$66,146	$—	$65,467	$679

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(6,799)	$—	$(6,799)	$—
Interest rate swaps and options	(57,958)	—	(57,958)	—
Foreign exchange contracts	(10,170)	—	(10,170)	—
RPAs	(8)	—	(8)	—
Total derivative liabilities	$(74,935)	$—	$(74,935)	$—

	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2016
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$720,479	$720,479	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	274,866	—	274,866	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	266,799	—	266,799	—
Residential mortgage-backed securities	1,258,747	—	1,258,747	—
Municipal securities	147,654	—	147,654	—
Non-agency residential mortgage-backed securities:
Investment grade	11,477	—	11,477	—
Corporate debt securities:
Investment grade	222,377	—	222,377	—
Non-investment grade	9,173	—	9,173	—
Foreign bonds:
Investment grade	383,894	—	383,894	—
Other securities	40,329	30,991	9,338	—
Total available-for-sale investment securities	$3,335,795	$751,470	$2,584,325	$—

Derivative assets:
Foreign currency forward contracts	$4,325	$—	$4,325	$—
Interest rate swaps and options	67,578	—	67,578	—
Foreign exchange contracts	11,874	—	11,874	—
RPAs	3	—	3	—
Total derivative assets	$83,780	$—	$83,780	$—

Derivative liabilities:
Interest rate swaps on certificates of deposit	$(5,976)	$—	$(5,976)	$—
Interest rate swaps and options	(65,131)	—	(65,131)	—
Foreign exchange contracts	(11,213)	—	(11,213)	—
RPAs	(3)	—	(3)	—
Total derivative liabilities	$(82,323)	$—	$(82,323)	$—

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There were no assets or liabilities measured using significant unobservable inputs (Level 3) on a recurring basis as of and during the year ended December 31, 2016. The following table presents a reconciliation of the beginning and ending balances for the major asset and liability categories measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2015:

($ in thousands)	Year Ended December 31,
	2017		2015
	Other Securities	Warrants	Corporate Debt Securities: Non-Investment Grade	Embedded Derivative Liabilities
Beginning balance	$—	$—	$6,528	$(3,392)
Transfer of investment security from held-to-maturity to available-for-sale	115,615	—	—	—
Total gains (losses) for the period:
Included in earnings (1)	1,156	—	960	(20)
Included in other comprehensive income (loss)(2)	—	—	922	—
Issuances, sales and settlements:
Issuances	—	679	—	—
Sales	(116,771)	—	(7,219)	—
Settlements	—	—	(98)	3,412
Transfers out of Level 3	—	—	(1,093)	—
Ending balance	$—	$679	$—	$—

(1)
Net realized gains of other securities and corporate debt securities are included in Net gains on sales of available-for-sale investment securities on the Consolidated Statement of Income. Net realized and unrealized losses of embedded derivative liabilities are included in Other operating expense on the Consolidated Statement of Income.

(2)	Net unrealized gains of corporate debt securities are included in Net changes in unrealized losses on available-for-sale investment securities on the Consolidated Statement of Comprehensive Income.

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair value of the assets and liabilities become unobservable or observable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers of assets and liabilities measured on a recurring basis into and out of Level 1, Level 2 and Level 3 during the years ended December 31, 2017 and 2016. During the third quarter of 2017, the Company transferred a non-agency commercial mortgage-backed security with a net carrying amount of $115.6 million from held-to-maturity to available-for-sale to reflect the Company’s intent to sell the security as part of its active liquidity management. This non-agency commercial mortgage-backed security was sold during the fourth quarter of 2017. During the year ended December 31, 2015, the Company transferred $1.1 million of pooled trust preferred securities measured on a recurring basis out of Level 3 into Level 2 due to increased market liquidity and price observability. There were no transfers of assets and liabilities measured on a recurring basis between Level 1 and Level 2 during the year ended December 31, 2015.

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets measured on a recurring basis classified as Level 3 as of December 31, 2017. Significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets or liabilities. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets or liabilities would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Weighted- Average
Derivative assets:
Warrants	$679	Black-Scholes option pricing model	Volatility	44%
			Liquidity discount	47%

Assets measured at fair value on a nonrecurring basis include certain non-PCI loans that were impaired, OREO and loans held-for-sale. These fair value adjustments result from impairments recognized during the period on certain non-PCI impaired loans, application of fair value less cost to sell on OREO and application of the lower of cost or fair value on loans held-for-sale.

The following tables present the carrying amounts of assets included on the Consolidated Balance Sheet that had fair value changes measured on a nonrecurring basis as of December 31, 2017 and 2016:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial lending:
C&I	$31,404	$—	$—	$31,404
CRE	2,667	—	—	2,667
Construction and land	3,973	—	—	3,973
Consumer lending:
Single-family residential	144	—	—	144
HELOCs	—	—	—	—
Total non-PCI impaired loans	$38,188	$—	$—	$38,188
OREO	$9	$—	$—	$9

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial lending:
C&I	$52,172	$—	$—	$52,172
CRE	14,908	—	—	14,908
Consumer lending:
Single-family residential	2,464	—	—	2,464
HELOCs	610	—	—	610
Total non-PCI impaired loans	$70,154	$—	$—	$70,154
OREO	$345	$—	$—	$345
Loans held-for-sale	$22,703	$—	$22,703	$—

The following table presents the fair value adjustments of assets measured on a nonrecurring basis recognized during the years ended and which were included on the Consolidated Balance Sheet as of December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Non-PCI impaired loans:
Commercial lending:
C&I	$(19,703)	$(27,106)	$(5,612)
CRE	(272)	1,084	(2,629)
Multifamily residential	—	—	(115)
Construction and land	(147)	—	(118)
Consumer lending:
Single-family residential	(11)	(224)	(496)
HELOCs	—	34	(59)
Other consumer	(2,491)	—	—
Total non-PCI impaired loans	$(22,624)	$(26,212)	$(9,029)
OREO	$(1)	$(23)	$(233)
Loans held-for-sale	$—	$(5,565)	$(1,991)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of December 31, 2017 and 2016:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Input(s)	Weighted- Average
December 31, 2017
Non-PCI impaired loans	$22,802	Discounted cash flows	Discount	4% — 10%	6%
	$9,773	Fair value of property	Selling cost	8%	8%
	$3,207	Fair value of collateral	Discount	20% — 32%	29%
	$2,406	Fair value of collateral	Contract value	NM	NM
OREO	$9	Fair value of property	Selling cost	8%	8%
December 31, 2016
Non-PCI impaired loans	$31,835	Discounted cash flows	Discount	4% — 8%	5%
	$14,941	Fair value of property	Selling cost	4% — 8%	6%
	$18,417	Fair value of collateral	Discount	0% — 75%	35%
	$4,961	Fair value of collateral	Contract value	NM	NM
OREO	$345	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.

The following tables present the fair value estimates for financial instruments as of December 31, 2017 and 2016, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in Note 4 — Fair Value Measurement and Fair Value of Financial Instruments. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and accrued interest payable, which are included in Other assets.

($ in thousands)	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,174,592	$2,174,592	$—	$—	$2,174,592
Interest-bearing deposits with banks	$398,422	$—	$398,422	$—	$398,422
Resale agreements (1)	$1,050,000	$—	$1,035,158	$—	$1,035,158
Restricted equity securities	$73,521	$—	$73,521	$—	$73,521
Loans held-for-sale	$85	$—	$85	$—	$85
Loans held-for-investment, net	$28,688,590	$—	$—	$28,956,349	$28,956,349
Branch assets held-for-sale	$91,318	$5,143	$10,970	$78,132	$94,245
Accrued interest receivable	$121,719	$—	$121,719	$—	$121,719
Financial liabilities:
Customer deposits:
Demand, checking, savings and money market deposits	$25,974,314	$—	$25,974,314	$—	$25,974,314
Time deposits	$5,640,749	$—	$5,626,855	$—	$5,626,855
Branch liability held-for-sale	$605,111	$—	$—	$643,937	$643,937
FHLB advances	$323,891	$—	$335,901	$—	$335,901
Repurchase agreements (1)	$50,000	$—	$104,830	$—	$104,830
Long-term debt	$171,577	$—	$171,673	$—	$171,673
Accrued interest payable	$10,724	$—	$10,724	$—	$10,724

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of December 31, 2017, $400.0 million out of $450.0 million of repurchase agreements were eligible for netting against resale agreements.

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

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreement. As of December 31, 2016, $100.0 million out of $450.0 million of repurchase agreements were eligible for netting against resale agreements.

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

Available-for-Sale Investment Securities — When available, the Company uses quoted market prices to determine the fair value of available-for-sale investment securities, which are classified as Level 1.  Level 1 available-for-sale investment securities are primarily comprised of U.S. Treasury securities. The fair value of other available-for-sale investment securities is generally determined by independent external pricing service providers who have experience in valuing these securities or by the average quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company reviewed the methodologies used to develop the resulting fair value. The available-for-sale investment securities valued using such methods are classified as Level 2.

Held-to-Maturity Investment Security — As of December 31, 2017 the Company had no investments that were designated as held-to-maturity investment security. As of December 31, 2016, the held-to-maturity investment security was comprised of a floating rate non-agency commercial mortgage-backed security. The fair value of this security is estimated by discounting the future expected cash flows utilizing the underlying index and a discount margin. Other unobservable inputs include conditional prepayment rate, constant default rate and loss severity. Due to the significant unobservable inputs used in estimating the fair value, this security is classified as Level 3.

Restricted Equity Securities — Restricted equity securities are comprised of Federal Reserve Bank stock and FHLB stock. Ownership of these securities is restricted to member banks and these securities do not have a readily determinable fair value. Purchases and sales of these securities are at par value. The carrying amounts of the Company’s restricted equity securities approximate fair value. These investments are classified as Level 2.

Loans Held-for-Sale — The Company’s loans held-for-sale are carried at the lower of cost or fair value. Loans held-for-sale were comprised of single-family residential loans and primarily of other consumer loans as of December 31, 2017 and 2016, respectively. The fair value of loans held-for-sale is derived from current market prices and comparative current sales. The Company records any fair value adjustments on a nonrecurring basis. Loans held-for-sale are classified as Level 2.

Loans Held-for-Investment, net — The fair value of loans held-for-investment other than non-PCI impaired loans is determined using a discounted cash flows approach based on the exit price notion. The discount rate is derived from the associated yield curve plus spreads that reflect the rates in the market for loans with similar financial characteristics. No adjustments have been made for changes in credit within any of the loan portfolios. It is management’s opinion that the allowance for loan losses pertaining to performing and nonperforming loans results in a fair value adjustment of credit for such loans. Due to the unobservable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 3.

Non-PCI Impaired Loans — The Company typically adjusts the carrying amount of impaired loans when there is evidence of probable loss and when the expected fair value of the loan is less than its carrying amount. Impaired loans with specific reserves are classified as Level 3 assets. The following two methods are used to derive the fair value of impaired loans:

•
Discounted cash flows valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of the loan and then discounting these cash flows. The fair values are estimated using a discounted cash flow model that employs a discount rate that reflects the contractual effective interest rates of the loan, adjusted by credit losses inherent for similar loans.

•
The Company establishes a specific reserve for an impaired loan based on the fair value of the underlying collateral (which may take the form of real estate, inventory, equipment, contract or guarantee). The fair value of the other underlying collateral is generally based on third party appraisals (or internal evaluation if a third party appraisal is not required by regulations), which utilize one or more valuation techniques (income, market and/or cost approaches). Updated appraisals and evaluations are generally obtained within the last 12 months. All appraisals include an “as is” market value without conditions as of the effective date of the appraisal. In respect of those loans that are collateralized by either real estate, inventory or equipment, the significant unobservable inputs used to determine the fair values of such loans generally include discounts applied to the liquidation cost of the underlying collateral and/or selling cost of the collateral. In respect of those loans that are collateralized by contracts or guarantees, the fair value of these loans are determined based on the fair value of the underlying contract or guarantee.

Other Real Estate Owned — The Company’s OREO represents properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment, which are recorded at estimated fair value less the cost to sell at the time of foreclosure and at the lower of cost or estimated fair value less the cost to sell subsequent to acquisition. The fair value of OREO properties is based on third party appraisals or accepted written offers. Refer to the Non-PCI Impaired Loans section above for a detailed discussion on the Company’s policies and procedures related to appraisals and evaluations. On a monthly basis, the current fair market value of each OREO property is reviewed to ensure that the current carrying value is appropriate. The significant unobservable input used is the selling cost. OREO properties are classified as Level 3.

Accrued Interest Receivable — The carrying amount approximates fair value due to the short-term nature of these instruments. Considering the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Branch Assets Held-for-Sale — This includes loans receivable, premises and equipment, and the cash balances related to DCB that were held-for-sale pursuant to the DCB Purchase and Assumption Agreement. Due to the short-term nature of the cash balances, the carrying value of cash approximates its fair value and hence is classified as Level 1. The fair value of the premises and equipment is determined based on third party appraisals of similar properties, and hence is classified as Level 2. The fair value of the DCB loans held-for-sale is determined based on the terms of the DCB Purchase and Assumption Agreement where the terms are derived from unobservable assumptions over the sale of the combination of loans and deposits and hence is classified as Level 3.

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

Branch Liability Held-for-Sale — The fair value of the DCB deposits held-for-sale is determined based on the terms of the DCB Purchase and Assumption Agreement where the terms are derived from unobservable assumptions over the sale of the combination of loans and deposits as discussed in Note 2 — Dispositions and Held-for-Sale to the Consolidated Financial Statements, and hence classified as Level 3.

Short-Term Borrowing — The carrying amount approximates fair value due to the short-term nature of these instruments. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Interest Rate Swaps and Options — The Company enters into interest rate swap and option contracts with institutional counterparties to hedge against interest rate swap and option products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or option contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. The fair value of the interest rate options, consisting of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the floors (caps) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. In addition, to comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, model-derived credit spreads. As of December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 of the fair value hierarchy due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations. The Company also enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange risk of their deposits and loans denominated in foreign currencies. The Company assumes minimal foreign exchange rate risk because the contracts with the customer and the institutional party mirror each other. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Valuation depends on the type of derivative, and the nature of the underlying rate and contractual terms including period of maturity, price and index upon which the derivative’s value is based. Key inputs include foreign exchange rates (spot and/or forward rates), volatility of currencies and the correlation of such inputs. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, foreign exchange contracts are classified as Level 2. As of December 31, 2017, foreign exchange forward contracts used to economically hedge the Company’s net investment in East West Bank (China) Limited, a non-U.S. Dollar functional currency subsidiary in China, are included in this caption. See Foreign Currency Forward Contracts in the section below for details on valuation methodologies and significant assumptions.

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

Warrants — The Company has obtained warrants to purchase preferred and common stock of technology and life sciences companies as part of the loan origination process. As of December 31, 2017, the warrants included on the Consolidated Financial Statements were from public and private companies. The Company valued these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The option volatility assumption is based on public market indices that include members that operate in similar industries as the private companies that issued the warrants. The model values are further adjusted for a general lack of liquidity due to the private nature of the underlying companies. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. There is a direct correlation between changes in the volatility assumption and the fair value measurement of warrants from private companies, while there is an inverse correlation between changes in the liquidity discount assumption and the fair value measurement of warrants from private companies. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a sensitivity analysis on the option volatility and liquidity discount assumptions is performed.

Foreign Currency Forward Contracts — During the three months ended December 31, 2015, the Company began entering into foreign currency forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited. Previously, the foreign currency forward contracts were eligible for hedge accounting. During the year ended December 31, 2017, the foreign currency forward contracts were dedesignated when the hedge relationship ceased to be highly effective. The Company continues to economically hedge its foreign currency exposure resulting from East West Bank (China) Limited and the foreign currency forward contracts are included as part of the Foreign Exchange Contracts caption as of December 31, 2017. The fair value of foreign currency forward contracts is valued by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Inputs include spot rates, forward rates and the interest rate curves of the domestic and foreign currency. Interest rate forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Resale agreements are recorded at the balances at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $1.45 billion and $2.10 billion as of December 31, 2017 and 2016, respectively. The weighted-average interest rates were 2.43% and 1.84% as of December 31, 2017 and 2016, respectively. As of December 31, 2017, total gross resale agreements that are maturing in the next five years are as follows: 2018 — $450.0 million; 2019 — $0.0 million; 2020 — $100.0 million; 2021 — $0.0 million; 2022 — $250.0 million; and thereafter — $650.0 million.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the balances at which the securities are sold. The collateral for the repurchase agreements is primarily comprised of U.S Treasury securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary.

Gross repurchase agreements were $450.0 million as of both December 31, 2017 and 2016. The weighted-average interest rates were 3.65% and 3.15% as of December 31, 2017 and 2016, respectively. The Company had no charges related to the extinguishment of repurchase agreements for the years ended December 31, 2017 and 2016. In comparison, the Company recorded $21.8 million of charges related to the extinguishment of $545.0 million of repurchase agreements for the year ended December 31, 2015. As of December 31, 2017, total gross repurchase agreements that are maturing in the next five years are as follows: 2018 through 2022 — $150.0 million; and thereafter — $300.0 million.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master repurchase agreements that provide the Company, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45-11. Collateral accepted includes securities that are not recognized on the Consolidated Balance Sheet. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheet against the related collateralized liability. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, but is usually delivered to and held by the third party trustees. The collateral amounts received/posted are limited for presentation purposes to the related recognized asset/liability balance for each counterparty, and accordingly, do not include excess collateral received/pledged.

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of December 31, 2017 and 2016:

($ in thousands)	As of December 31, 2017
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Received
Resale agreements	$1,450,000	$(400,000)	$1,050,000	$—	$(1,045,696)	(2)	$4,304

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Pledged
Repurchase agreements	$450,000	$(400,000)	$50,000	$—	$(50,000)	(3)	$—

($ In thousands)	As of December 31, 2016
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet				Net Amount
				Financial Instruments		Collateral Received
Resale agreements	$2,100,000	$(100,000)	$2,000,000	$(150,000)	(1)	$(1,839,120)	(2)	$10,880

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet				Net Amount
				Financial Instruments		Collateral Pledged
Repurchase agreements	$450,000	$(100,000)	$350,000	$(150,000)	(1)	$(200,000)	(3)	$—

(1)
Represents financial instruments subject to enforceable master netting arrangements that are not eligible to be offset under ASC 210-20-45-11 but would be eligible for offsetting to the extent that an event of default has occurred.

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

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of available-for-sale investment securities, which are carried at fair value, and the held-to-maturity investment security, which is carried at amortized cost, as of December 31, 2017 and 2016:

($ in thousands)	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$651,395	$—	$(11,115)	$640,280
U.S. government agency and U.S. government sponsored enterprise debt securities	206,815	62	(3,485)	203,392
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	328,348	141	(9,532)	318,957
Residential mortgage-backed securities	1,199,869	3,964	(13,562)	1,190,271
Municipal securities	99,636	655	(309)	99,982
Non-agency residential mortgage-backed securities:
Investment grade (1)	9,136	3	(22)	9,117
Corporate debt securities:
Investment grade (1)	37,585	164	(746)	37,003
Foreign bonds:
Investment grade (1) (2)	505,396	24	(19,012)	486,408
Other securities	31,887	—	(545)	31,342
Total available-for-sale investment securities	3,070,067	5,013	(58,328)	3,016,752
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	—	—	—	—
Total investment securities	$3,070,067	$5,013	$(58,328)	$3,016,752

($ in thousands)	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$730,287	$21	$(9,829)	$720,479
U.S. government agency and U.S. government sponsored enterprise debt securities	277,891	224	(3,249)	274,866
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	272,672	345	(6,218)	266,799
Residential mortgage-backed securities	1,266,372	3,924	(11,549)	1,258,747
Municipal securities	148,302	1,252	(1,900)	147,654
Non-agency residential mortgage-backed securities:
Investment grade (1)	11,592	—	(115)	11,477
Corporate debt securities:
Investment grade (1)	222,190	562	(375)	222,377
Non-investment grade (1)	10,191	—	(1,018)	9,173
Foreign bonds:
Investment grade (1) (2)	405,443	30	(21,579)	383,894
Other securities	40,501	337	(509)	40,329
Total available-for-sale investment securities	3,385,441	6,695	(56,341)	3,335,795
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	143,971	622	—	144,593
Total investment securities	$3,529,412	$7,317	$(56,341)	$3,480,388

(1)
Available-for-sale investment securities rated BBB- or higher by Standard & Poor’s (“S&P”) or Baa3 or higher by Moody’s are considered investment grade.  Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade. Classifications are based on the lower of the credit ratings by S&P or Moody’s.

(2)	Fair value of foreign bonds include $456.1 million and $353.6 million of multilateral development bank bonds as of December 31, 2017 and 2016, respectively.

Unrealized Losses

The following tables present the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of December 31, 2017 and 2016:

($ in thousands)	As of December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$168,061	$(1,005)	$472,219	$(10,110)	$640,280	$(11,115)
U.S. government agency and U.S. government sponsored enterprise debt securities	99,935	(623)	85,281	(2,862)	185,216	(3,485)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	113,775	(2,071)	191,827	(7,461)	305,602	(9,532)
Residential mortgage-backed securities	413,621	(4,205)	361,809	(9,357)	775,430	(13,562)
Municipal securities	8,490	(123)	8,588	(186)	17,078	(309)
Non-agency residential mortgage-backed securities:
Investment grade	4,599	(22)	—	—	4,599	(22)
Corporate debt securities:
Investment grade	—	—	11,905	(746)	11,905	(746)
Foreign bonds:
Investment grade	103,149	(1,325)	352,239	(17,687)	455,388	(19,012)
Other securities	31,215	(545)	—	—	31,215	(545)
Total available-for-sale investment securities	942,845	(9,919)	1,483,868	(48,409)	2,426,713	(58,328)
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	—	—	—	—	—	—
Total investment securities	$942,845	$(9,919)	$1,483,868	$(48,409)	$2,426,713	$(58,328)

($ in thousands)	As of December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$670,268	$(9,829)	$—	$—	$670,268	$(9,829)
U.S. government agency and U.S. government sponsored enterprise debt securities	203,901	(3,249)	—	—	203,901	(3,249)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	202,106	(5,452)	29,201	(766)	231,307	(6,218)
Residential mortgage-backed securities	629,324	(9,594)	119,603	(1,955)	748,927	(11,549)
Municipal securities	57,655	(1,699)	2,692	(201)	60,347	(1,900)
Non-agency residential mortgage-backed securities:
Investment grade	5,033	(101)	6,444	(14)	11,477	(115)
Corporate debt securities:
Investment grade	—	—	71,667	(375)	71,667	(375)
Non-investment grade	—	—	9,173	(1,018)	9,173	(1,018)
Foreign bonds:
Investment grade	363,618	(21,327)	14,258	(252)	377,876	(21,579)
Other securities	30,991	(509)	—	—	30,991	(509)
Total available-for-sale investment securities	2,162,896	(51,760)	253,038	(4,581)	2,415,934	(56,341)
Held-to-maturity investment security:
Non-agency commercial mortgage-backed security	—	—	—	—	—	—
Total investment securities	$2,162,896	$(51,760)	$253,038	$(4,581)	$2,415,934	$(56,341)

For each reporting period, the Company examines all individual securities that are in an unrealized loss position for OTTI.  For a discussion of the factors and criteria the Company uses in analyzing securities for OTTI, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Securities to the Consolidated Financial Statements.

The unrealized losses were primarily attributable to the yield curve movement, in addition to widened liquidity and credit spreads. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company believes that the gross unrealized losses detailed in the previous tables are temporary and not due to reasons of credit quality. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, no impairment loss was recorded on the Company’s Consolidated Statement of Income for each of the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company had 165 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily comprised of 98 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 25 U.S. Treasury securities and 16 investment grade foreign bonds. In comparison, as of December 31, 2016, the Company had 170 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily comprised of 82 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 26 U.S. Treasury securities and 13 investment grade foreign bonds.

During the first quarter of 2016, the Company obtained a non-agency commercial mortgage-backed security, through the securitization of multifamily real estate loans, which was classified as held-to-maturity and recorded at amortized cost. During the third quarter of 2017, the Company transferred this non-agency commercial mortgage-backed security with a net carrying amount of $115.6 million from held-to-maturity to available-for-sale. The transfer reflects the Company’s intent to sell the security as part of its active liquidity management. This security was sold during the fourth quarter of 2017.

Other-Than-Temporary Impairment

The following table presents a rollforward of the amounts related to the OTTI credit losses recognized in earnings for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Beginning balance	$—	$—	$112,338
Reduction for securities sold	—	—	(112,338)
Ending balance	$—	$—	$—

No OTTI credit losses were recognized for the years ended December 31, 2017, 2016 and 2015. For the year ended December 31, 2015, the Company realized a gain of $21.7 million from the sale of non-investment grade corporate debt securities with previously recognized OTTI credit losses of $112.3 million.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and losses, and tax expense related to the sales of available-for-sale investment securities for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Proceeds from sales	$832,844	$1,275,645	$1,669,334
Gross realized gains	$8,037	$10,487	$40,367
Gross realized losses	$—	$125	$—
Related tax expense	$3,380	$4,357	$16,974

Scheduled Maturities of Investment Securities

The following table presents the scheduled maturities of available-for-sale investment securities as of December 31, 2017:

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$602,560	$583,126
Due after one year through five years	772,349	759,970
Due after five years through ten years	220,298	216,390
Due after ten years	1,474,860	1,457,266
Total available-for-sale investment securities	$3,070,067	$3,016,752

Actual maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Available-for-sale investment securities with fair value of $534.3 million and $767.4 million as of December 31, 2017 and 2016, respectively, were pledged to secure public deposits, repurchase agreements, the Federal Reserve Bank’s discount window and for other purposes required or permitted by law.

Restricted Equity Securities

Restricted equity securities include stock of the Federal Reserve Bank and of the FHLB. Restricted equity securities are carried at cost as these securities do not have a readily determinable fair value. The following table presents the restricted equity securities as of December 31, 2017 and 2016:

	December 31,
($ in thousands)	2017	2016
Federal Reserve Bank stock	$56,271	$55,525
FHLB stock	17,250	17,250
Total	$73,521	$72,775

Note 6 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate risk and foreign currency risk and to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates are not significant to earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company’s investment in its China subsidiary, East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

The following table presents the total notional and fair value of the Company’s derivatives as of December 31, 2017 and 2016:

($ in thousands)	December 31, 2017				December 31, 2016
	Notional Amount		Fair Value		Notional Amount	Fair Value
			Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate swaps on certificates of deposit	$35,811		$—	$6,799	$48,365	$—	$5,976
Foreign currency forward contracts	—		—	—	83,026	4,325	—
Total derivatives designated as hedging instruments	$35,811		$—	$6,799	$131,391	$4,325	$5,976
Derivatives not designated as hedging instruments:
Interest rate swaps and options	$9,333,860		$58,633	$57,958	$7,668,482	$67,578	$65,131
Foreign exchange contracts	770,215		5,840	10,170	767,764	11,874	11,213
RPAs	49,033		1	8	71,414	3	3
Warrants	—	(2)	1,672	—	—	—	—
Total derivatives not designated as hedging instruments	$10,153,108		$66,146	$68,136	$8,507,660	$79,455	$76,347

(1)	Derivative assets and derivative liabilities are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

(2)	The Company held four warrants in public companies and 23 warrants in private companies as of December 31, 2017.

Derivatives Designated as Hedging Instruments

Interest Rate Swaps on Certificates of Deposit — The Company is exposed to changes in the fair value of certain fixed rate certificates of deposit due to changes in the benchmark interest rate, London Interbank Offered Rate (“LIBOR”). Interest rate swaps designated as fair value hedges involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount.

As of December 31, 2017 and 2016, the total notional amounts of the interest rate swaps on certificates of deposit were $35.8 million and $48.4 million, respectively. The fair value liabilities of the interest rate swaps were $6.8 million and $6.0 million as of December 31, 2017 and 2016, respectively.

The following table presents the net (losses) gains recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
(Losses) gains recorded in interest expense:
Recognized on interest rate swaps	$(2,734)	$(794)	$3,452
Recognized on certificates of deposit	$2,271	$157	$(3,190)

For the years ended December 31, 2017, 2016, and 2015, the Company also recognized net reductions to interest expense of $1.0 million, $3.0 million, and $3.6 million, respectively, primarily related to net settlements of the derivatives.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. During the fourth quarter of 2015, the Company began entering into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in China, against the risk of adverse changes in the foreign currency exchange rate. The Company recorded the changes in the carrying amount of its China subsidiary in the Foreign currency translation adjustment account within AOCI. Simultaneously, the effective portion of the hedge of this exposure was also recorded in the Foreign currency translation adjustment account and the ineffective portion, if any, was recorded in current earnings. During the first quarter of 2017, the Company discontinued hedge accounting prospectively. The cumulative effective portion of the net investment hedges recorded through the point of dedesignation remained in the Foreign currency translation adjustment account within AOCI, and will be reclassified into earnings only upon the sale or liquidation of the China subsidiary. The Company continues to economically hedge its foreign currency exposure in its China subsidiary through foreign exchange forward contracts, which were included as part of the Derivatives Not Designated as Hedging Instruments — Foreign Exchange Contracts caption as of December 31, 2017.

As of December 31, 2017, there were no derivative contracts designated as net investment hedges. As of December 31, 2016, the total notional amount and fair value of the foreign currency forward contracts designated as net investment hedges were $83.0 million and a $4.3 million asset, respectively. The following table presents the (losses) gains recorded in the Foreign currency translation adjustment account within AOCI related to the effective portion of the net investment hedges and the ineffective portion recorded on the Consolidated Statement of Income for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
(Losses) gains recognized in AOCI on net investment hedges (effective portion)	$(648)	$2,908	$1,485
(Losses) gains recognized in foreign exchange income (ineffective portion)	$(1,953)	$1,124	$880

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps and Options — The Company enters into interest rate derivatives including interest rate swaps and options with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties. As of December 31, 2017, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $4.69 billion for derivatives that were in an asset valuation position and $4.65 billion for derivatives that were in a liability valuation position. As of December 31, 2016, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $3.86 billion for derivatives that were in an asset valuation position and $3.81 billion for derivatives that were in a liability valuation position. The fair value of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $58.6 million asset and a $58.0 million liability as of December 31, 2017. The fair value of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $67.6 million asset and a $65.1 million liability as of December 31, 2016.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, primarily comprised of forward, swap and spot contracts to enable its customers to hedge their transactions in foreign currencies against fluctuations in foreign exchange rates, and also to allow the Company to economically hedge against foreign currency fluctuations in certain foreign currency denominated deposits that it offers to its customers, as well as the Company’s investment in its China subsidiary, East West Bank (China) Limited. For a majority of the foreign exchange transactions entered with its customers, the Company enters into offsetting foreign exchange contracts with institutional counterparties to mitigate the foreign exchange risk. A majority of these contracts have original maturities of one year or less. As of December 31, 2017 and 2016, the total notional amounts of the foreign exchange contracts were $770.2 million and $767.8 million, respectively.  The fair value of the foreign exchange contracts recorded was a $5.8 million asset and a $10.2 million liability as of December 31, 2017. The fair value of the foreign exchange contracts recorded was an $11.9 million asset and an $11.2 million liability as of December 31, 2016.

Credit Risk Participation Agreements — The Company has entered into RPAs under which the Company assumed its pro-rata share of the credit exposure associated with the borrower’s performance related to interest rate derivative contracts. The Company may or may not be a party to the interest rate derivative contract and enters into such RPAs in instances where the Company is a party to the related loan participation agreement with the borrower. The Company will make or receive payments under the RPAs if the borrower defaults on its obligation to perform under the interest rate derivative contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. As of December 31, 2017, the notional amount and fair value of the RPAs purchased were $35.2 million and an $8 thousand liability, respectively. As of December 31, 2017, the notional amount and fair value of the RPAs sold were $13.8 million and a $1 thousand asset, respectively. As of December 31, 2016, the notional amount and fair value of the RPAs purchased were $48.3 million and a $3 thousand liability, respectively. As of December 31, 2016, the notional amount and fair value of the RPAs sold were $23.1 million and a $3 thousand asset, respectively. Assuming all underlying borrowers referenced in the interest rate derivative contracts defaulted as of December 31, 2017 and 2016, the exposures from the RPAs purchased would be $419 thousand and $179 thousand, respectively.  As of December 31, 2017 and 2016, the weighted-average remaining maturities of the outstanding RPAs were 6.0 years and 3.7 years, respectively.

Warrants — The Company has obtained warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process. As of December 31, 2017, the Company held four warrants in public companies and 23 warrants in private companies. The fair value of the warrants for public and private companies was a $993 thousand asset and a $679 thousand asset, respectively, totaling $1.7 million as of December 31, 2017.

Foreign Exchange Options — During 2010, the Company entered into foreign exchange option contracts with major brokerage firms to economically hedge against foreign exchange fluctuations in certain certificates of deposit available to its customers. These certificates of deposit had a term of five years and paid interest based on the performance of the RMB relative to the USD. Under ASC 815, a certificate of deposit that pays interest based on changes in foreign exchange rates is a hybrid instrument with an embedded derivative that must be accounted for separately from the host contract (i.e., certificates of deposit). In accordance with ASC 815, both the embedded derivative instruments and the freestanding foreign exchange option contracts are recorded at fair value. These instruments expired in the second quarter of 2015.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Location in Consolidated Statement of Income	Year Ended December 31,
		2017	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaps and options	Derivative fees and other income	$(1,772)	$2,557	$65
Foreign exchange contracts	Foreign exchange income	22,076	12,632	4,235
Foreign exchange options	Foreign exchange income	—	—	236
RPAs	Derivative fees and other income	(7)	—	—
Warrants	Ancillary loan fees and other income	1,672	—	—
Embedded derivative liabilities	Other operating expense	—	—	(136)
Total net gains		$21,969	$15,189	$4,400

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of December 31, 2017 and 2016, the aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $6.3 million and $7.1 million, respectively, with collateral posted of $6.2 million and $9.1 million, respectively. In the event that East West Bank’s credit rating is downgraded to below investment grade, minimal additional collateral would have been required to be posted as of December 31, 2017 and 2016.

Offsetting of Derivatives

The Company has entered into agreements with certain counterparty financial institutions, which include master netting agreements. However, the Company has elected to account for all derivatives with counterparty institutions on a gross basis. The following tables present gross derivatives on the Consolidated Balance Sheet and the respective collateral received or pledged in the form of other financial instruments, which are generally marketable securities and/or cash. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown:

($ in thousands)	As of December 31, 2017
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet				Net Amount
						Derivative Amounts		Collateral Received
Derivative assets	$66,146	$36,941	$29,205	$—	$29,205	$(18,955)	(1)	$(9,839)	(2)	$411

	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet				Net Amount
						Derivative Amounts		Collateral Posted
Derivative liabilities	$74,935	$26,732	$48,203	$—	$48,203	$(18,955)	(1)	$(28,796)	(3)	$452

($ in thousands)	As of December 31, 2016
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet				Net Amount
						Derivative Amounts		Collateral Received
Derivative assets	$83,780	$51,218	$32,562	$—	$32,562	$(20,991)	(1)	$(10,687)	(2)	$884

	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet				Net Amount
						Derivative Amounts		Collateral Received
Derivative liabilities	$82,323	$24,097	$58,226	$—	$58,226	$(20,991)	(1)	$(36,349)	(3)	$886

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents cash and securities received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements, including $8.6 million and $8.1 million of cash collateral received as of December 31, 2017 and 2016, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements, including $10.7 million and $170 thousand of cash collateral posted as of December 31, 2017 and 2016, respectively.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to resale and repurchase agreements. Refer to Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements for additional information. Refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements for fair value measurement disclosures on derivatives.

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

The following table presents the composition of the Company’s non-PCI and PCI loans as of December 31, 2017 and 2016:

($ in thousands)	December 31, 2017			December 31, 2016
	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)
Commercial lending:
C&I	$10,685,436	$11,795	$10,697,231	$9,602,176	$38,387	$9,640,563
CRE	8,659,209	277,688	8,936,897	7,667,661	348,448	8,016,109
Multifamily residential	1,855,128	61,048	1,916,176	1,490,285	95,654	1,585,939
Construction and land	659,326	371	659,697	672,836	1,918	674,754
Total commercial lending	21,859,099	350,902	22,210,001	19,432,958	484,407	19,917,365
Consumer lending:
Single-family residential	4,528,911	117,378	4,646,289	3,370,669	139,110	3,509,779
HELOCs	1,768,917	14,007	1,782,924	1,741,852	18,924	1,760,776
Other consumer	336,504	—	336,504	315,215	4	315,219
Total consumer lending	6,634,332	131,385	6,765,717	5,427,736	158,038	5,585,774
Total loans held-for-investment	$28,493,431	$482,287	$28,975,718	$24,860,694	$642,445	$25,503,139
Allowance for loan losses	(287,070)	(58)	(287,128)	(260,402)	(118)	(260,520)
Loans held-for-investment, net	$28,206,361	$482,229	$28,688,590	$24,600,292	$642,327	$25,242,619

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(34.0) million and $1.2 million as of December 31, 2017 and 2016, respectively.

(2)	Includes ASC 310-30 discount of $35.3 million and $49.4 million as of December 31, 2017 and 2016, respectively.

Commercial lending portfolio includes C&I, CRE, multifamily residential, and construction and land loans. Consumer lending portfolio includes single-family residential, HELOC and other consumer loans.

C&I loan sector, which is comprised of commercial business and trade finance loans, provides financing to businesses in a wide spectrum of industries. CRE loan sector represents income producing real estate loans where the interest rates may be fixed, variable or hybrid. Included in the CRE loan sector are owner occupied and non-owner occupied loans (where 50% or more of the debt service for the loan is provided by rental income). Construction loans in the construction and land sector mainly provide financing for the construction of hotels, multifamily and residential condominiums, as well as mixed use (residential and retail) structures.

Residential loans are comprised of multifamily residential loans in the commercial lending portfolio and single-family residential loans in the consumer lending portfolio. The Company offers a variety of first lien mortgage loan programs, including fixed rate conforming loans as well as adjustable rate mortgage loans with interest rates that adjust annually after the initial fixed periods of one to seven years. The first lien mortgage loans are secured by one-to-four unit residential properties located in its primary lending areas.

The HELOC loan portfolio is secured by one-to-four unit residential properties located in its primary lending areas. It is largely comprised of loans originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less at origination. The Company is in a first lien position for many of these reduced documentation HELOCs. These loans have historically experienced low delinquency and default rates. Other consumer loans are mainly comprised of insurance premium financing and credit card loans.

All loans originated are subject to the Company’s underwriting guidelines and loan origination standards. Management believes that the Company’s underwriting criteria and procedures adequately consider the unique risks associated with these products. The Company conducts a variety of quality control procedures and periodic audits, including the review of lending and legal requirements, to ensure that it is in compliance with these requirements.

As of December 31, 2017 and 2016, loans of $18.88 billion and $16.44 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the Federal Reserve Bank and the FHLB.

Credit Quality Indicators

All loans are subject to the Company’s internal and external credit review and monitoring. Loans are risk rated based on an analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current payment performance/delinquency, current financial and liquidity status and all other relevant information.  For single-family residential loans, payment performance/delinquency is the driving indicator for the risk ratings.  Risk ratings are the overall credit quality indicator for the Company and the credit quality indicator utilized for estimating the appropriate allowance for loan losses. The Company utilizes a risk rating system, which classifies loans within the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources.

Pass and Watch loans are loans that have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special Mention loans are loans that have potential weaknesses that warrant closer attention by management. Special Mention is a transitory grade. If potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information indicate that the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are loans that have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss, if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan is still classified as Substandard. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are loans that are uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted based on changes in the borrowers’ financial status and the loans’ collectability.

The following tables present the credit risk ratings for non-PCI loans by portfolio segment as of December 31, 2017 and 2016:

($ in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non- PCI Loans
Commercial lending:
C&I	$10,369,516	$114,769	$180,269	$20,882	$—	$10,685,436
CRE	8,484,635	65,616	108,958	—	—	8,659,209
Multifamily residential	1,839,958	—	15,170	—	—	1,855,128
Construction and land	614,441	4,590	40,295	—	—	659,326
Total commercial lending	21,308,550	184,975	344,692	20,882	—	21,859,099
Consumer lending:
Single-family residential	4,490,672	16,504	21,735	—	—	4,528,911
HELOCs	1,744,903	11,900	12,114	—	—	1,768,917
Other consumer	333,895	111	2,498	—	—	336,504
Total consumer lending	6,569,470	28,515	36,347	—	—	6,634,332
Total	$27,878,020	$213,490	$381,039	$20,882	$—	$28,493,431

($ in thousands)	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total Non- PCI Loans
Commercial lending:
C&I	$9,194,701	$164,711	$237,599	$5,157	$8	$9,602,176
CRE	7,476,804	29,005	161,852	—	—	7,667,661
Multifamily residential	1,462,522	2,268	25,495	—	—	1,490,285
Construction and land	659,536	—	13,290	10	—	672,836
Total commercial lending	18,793,563	195,984	438,236	5,167	8	19,432,958
Consumer lending:
Single-family residential	3,341,015	10,179	19,475	—	—	3,370,669
HELOCs	1,728,254	6,717	6,881	—	—	1,741,852
Other consumer	315,151	47	17	—	—	315,215
Total consumer lending	5,384,420	16,943	26,373	—	—	5,427,736
Total	$24,177,983	$212,927	$464,609	$5,167	$8	$24,860,694

The following tables present the credit risk ratings for PCI loans by portfolio segment as of December 31, 2017 and 2016:

($ in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total PCI Loans
Commercial lending:
C&I	$10,712	$57	$1,026	$—	$—	$11,795
CRE	238,605	531	38,552	—	—	277,688
Multifamily residential	56,720	—	4,328	—	—	61,048
Construction and land	44	—	327	—	—	371
Total commercial lending	306,081	588	44,233	—	—	350,902
Consumer lending:
Single-family residential	113,905	1,543	1,930	—	—	117,378
HELOCs	12,642	—	1,365	—	—	14,007
Other consumer	—	—	—	—	—	—
Total consumer lending	126,547	1,543	3,295	—	—	131,385
Total (1)	$432,628	$2,131	$47,528	$—	$—	$482,287

($ in thousands)	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Total PCI Loans
Commercial lending:
C&I	$33,885	$772	$3,730	$—	$—	$38,387
CRE	293,529	3,239	51,680	—	—	348,448
Multifamily residential	86,190	—	9,464	—	—	95,654
Construction and land	1,562	—	356	—	—	1,918
Total commercial lending	415,166	4,011	65,230	—	—	484,407
Consumer lending:
Single-family residential	136,245	1,239	1,626	—	—	139,110
HELOCs	17,429	316	1,179	—	—	18,924
Other consumer	4	—	—	—	—	4
Total consumer lending	153,678	1,555	2,805	—	—	158,038
Total (1)	$568,844	$5,566	$68,035	$—	$—	$642,445

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status. Additionally, non-PCI loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of December 31, 2017 and 2016:

($ in thousands)	December 31, 2017
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non- PCI Loans
Commercial lending:
C&I	$30,964	$82	$31,046	$27,408	$41,805	$69,213	$10,585,177	$10,685,436
CRE	3,414	466	3,880	5,430	21,556	26,986	8,628,343	8,659,209
Multifamily residential	4,846	14	4,860	1,418	299	1,717	1,848,551	1,855,128
Construction and land	758	—	758	—	3,973	3,973	654,595	659,326
Total commercial lending	39,982	562	40,544	34,256	67,633	101,889	21,716,666	21,859,099
Consumer lending:
Single-family residential	13,269	5,355	18,624	6	5,917	5,923	4,504,364	4,528,911
HELOCs	4,286	4,186	8,472	89	3,917	4,006	1,756,439	1,768,917
Other consumer	14	23	37	—	2,491	2,491	333,976	336,504
Total consumer lending	17,569	9,564	27,133	95	12,325	12,420	6,594,779	6,634,332
Total	$57,551	$10,126	$67,677	$34,351	$79,958	$114,309	$28,311,445	$28,493,431

($ in thousands)	December 31, 2016
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non- PCI Loans
Commercial lending:
C&I	$45,052	$2,279	$47,331	$60,519	$20,737	$81,256	$9,473,589	$9,602,176
CRE	6,233	14,080	20,313	14,872	12,035	26,907	7,620,441	7,667,661
Multifamily residential	3,951	374	4,325	2,790	194	2,984	1,482,976	1,490,285
Construction and land	4,994	—	4,994	433	4,893	5,326	662,516	672,836
Total commercial lending	60,230	16,733	76,963	78,614	37,859	116,473	19,239,522	19,432,958
Consumer lending:
Single-family residential	9,595	8,076	17,671	—	4,214	4,214	3,348,784	3,370,669
HELOCs	2,845	2,606	5,451	165	1,965	2,130	1,734,271	1,741,852
Other consumer	482	622	1,104	—	—	—	314,111	315,215
Total consumer lending	12,922	11,304	24,226	165	6,179	6,344	5,397,166	5,427,736
Total	$73,152	$28,037	$101,189	$78,779	$44,038	$122,817	$24,636,688	$24,860,694

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. Refer to the discussion on PCI loans within this note for additional details on interest income recognition. As of December 31, 2017 and 2016, PCI loans on nonaccrual status totaled $5.3 million and $11.7 million, respectively.

Loans in Process of Foreclosure

As of December 31, 2017 and 2016, residential and consumer mortgage loans of $6.6 million and $3.1 million, respectively, were secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions, which were not included in OREO. A foreclosed residential real estate property with a carrying amount of $188 thousand was included in total net OREO of $830 thousand as of December 31, 2017. In comparison, foreclosed residential real estate properties with a carrying amount of $401 thousand were included in total net OREO of $6.7 million as of December 31, 2016.

Troubled Debt Restructurings

Potential TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered.

The following tables present the additions to non-PCI TDRs for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial lending:
C&I	16	$43,884	$37,900	$11,520
CRE	4	$2,675	$2,627	$157
Multifamily residential	1	$3,655	$2,969	$—
Consumer lending:
HELOCs	1	$152	$155	$—

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial lending:
C&I	18	$65,991	$40,405	$20,574
CRE	6	$19,275	$18,824	$701
Construction and land	1	$5,522	$4,883	$—
Consumer lending:
Single-family residential	3	$1,291	$1,268	$—
HELOCs	3	$491	$382	$1

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial lending:
C&I	18	$42,816	$34,165	$6,726
CRE	3	$1,802	$1,727	$—
Construction and land	2	$2,227	$83	$102
Consumer lending:
Single-family residential	1	$281	$279	$2

(1)	Includes subsequent payments after modification and reflects the balance as of December 31, 2017, 2016 and 2015.

(2)	The financial impact includes charge-offs and specific reserves recorded at the modification date.

The following tables present the non-PCI TDR modifications for the years ended December 31, 2017, 2016 and 2015 by modification type:

($ in thousands)	Modification Type During the Year Ended December 31, 2017
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other	Total
Commercial lending:
C&I	$13,568	$7,848	$—	$—	$16,484	$37,900
CRE	2,627	—	—	—	—	2,627
Multifamily residential	2,969	—	—	—	—	2,969
Total commercial lending	19,164	7,848	—	—	16,484	43,496
Consumer lending:
HELOCs	—	155	—	—	—	155
Total consumer lending	—	155	—	—	—	155
Total	$19,164	$8,003	$—	$—	$16,484	$43,651

($ in thousands)	Modification Type During the Year Ended December 31, 2016
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other	Total
Commercial lending:
C&I	$34,499	$—	$5,876	$30	$—	$40,405
CRE	17,750	—	—	—	1,074	18,824
Construction and land	4,883	—	—	—	—	4,883
Total commercial lending	57,132	—	5,876	30	1,074	64,112
Consumer lending:
Single-family residential	264	—	797	207	—	1,268
HELOCs	333	—	49	—	—	382
Total consumer lending	597	—	846	207	—	1,650
Total	$57,729	$—	$6,722	$237	$1,074	$65,762

($ in thousands)	Modification Type During the Year Ended December 31, 2015
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other	Total
Commercial lending:
C&I	$16,364	$17,801	$—	$—	$—	$34,165
CRE	548	787	—	—	392	1,727
Construction and land	—	—	—	—	83	83
Total commercial lending	16,912	18,588	—	—	475	35,975
Consumer lending:
Single-family residential	279	—	—	—	—	279
Total consumer lending	279	—	—	—	—	279
Total	$17,191	$18,588	$—	$—	$475	$36,254

(1)	Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Includes principal and interest deferments or reductions.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to have defaulted. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following table presents information on loans modified as TDRs within the previous 12 months that have subsequently defaulted during the years ended December 31, 2017, 2016 and 2015, and were still in default at the respective period end:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Year Ended December 31,
	2017		2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial lending:
C&I	3	$8,659	—	$—	—	$—
CRE	—	$—	2	$3,150	—	$—
Construction and land	—	$—	1	$4,883	—	$—
Consumer lending:
Single-family residential	—	$—	—	$—	1	$279

The amount of additional funds committed to lend to borrowers whose terms have been modified was $5.1 million and $9.9 million as of December 31, 2017 and 2016, respectively.

Impaired Loans

The following tables present information on non-PCI impaired loans as of December 31, 2017 and 2016:

($ in thousands)	December 31, 2017
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial lending:
C&I	$98,889	$36,086	$62,599	$98,685	$16,094
CRE	35,550	28,699	6,857	35,556	684
Multifamily residential	10,625	8,019	2,617	10,636	88
Construction and land	3,973	3,973	—	3,973	—
Total commercial lending	149,037	76,777	72,073	148,850	16,866
Consumer lending:
Single-family residential	14,287	—	14,338	14,338	534
HELOCs	5,201	2,287	2,921	5,208	4
Other consumer	2,491	—	2,491	2,491	2,491
Total consumer lending	21,979	2,287	19,750	22,037	3,029
Total non-PCI impaired loans	$171,016	$79,064	$91,823	$170,887	$19,895

($ in thousands)	December 31, 2016
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial lending:
C&I	$167,466	$78,316	$47,303	$125,619	$10,477
CRE	50,718	32,507	14,001	46,508	1,263
Multifamily residential	11,181	5,684	4,357	10,041	180
Construction and land	6,457	5,427	443	5,870	63
Total commercial lending	235,822	121,934	66,104	188,038	11,983
Consumer lending:
Single-family residential	15,435	—	14,335	14,335	687
HELOCs	4,016	—	3,682	3,682	31
Total consumer lending	19,451	—	18,017	18,017	718
Total non-PCI impaired loans	$255,273	$121,934	$84,121	$206,055	$12,701

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017		2016		2015
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
Commercial lending:
C&I	$110,662	$1,517	$148,986	$2,612	$85,290	$538
CRE	36,003	578	47,064	1,253	43,598	536
Multifamily residential	11,455	422	15,763	302	24,024	312
Construction and land	4,382	—	6,388	34	2,740	39
Total commercial lending	162,502	2,517	218,201	4,201	155,652	1,425
Consumer lending:
Single-family residential	14,994	417	14,323	447	15,365	242
HELOCs	5,494	55	3,703	63	1,252	47
Other consumer	2,142	—	—	—	—	—
Total consumer lending	22,630	472	18,026	510	16,617	289
Total non-PCI impaired loans	$185,132	$2,989	$236,227	$4,711	$172,269	$1,714

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal, not as interest income.

Allowance for Credit Losses

The following table presents a summary of activities in the allowance for loan losses by portfolio segment for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Non-PCI Loans
Allowance for non-PCI loans, beginning of period	$260,402	$264,600	$260,965
Provision for loan losses on non-PCI loans	49,129	31,959	6,924
Gross charge-offs:
Commercial lending:
C&I	(38,118)	(47,739)	(20,423)
CRE	—	(464)	(1,052)
Multifamily residential	(635)	(29)	(1,650)
Construction and land	(149)	(117)	(493)
Consumer lending:
Single-family residential	(1)	(137)	(36)
HELOCs	(55)	(9)	(98)
Other consumer	(17)	(13)	(502)
Total gross charge-offs	(38,975)	(48,508)	(24,254)
Gross recoveries:
Commercial lending:
C&I	12,065	8,453	8,782
CRE	2,111	1,488	2,488
Multifamily residential	1,357	1,476	4,298
Construction and land	259	203	4,647
Consumer lending:
Single-family residential	546	401	323
HELOCs	24	7	54
Other consumer	152	323	373
Total gross recoveries	16,514	12,351	20,965
Net charge-offs	(22,461)	(36,157)	(3,289)
Allowance for non-PCI loans, end of period	287,070	260,402	264,600

PCI Loans
Allowance for PCI loans, beginning of period	118	359	714
Reversal of loan losses on PCI loans	(60)	(241)	(355)
Allowance for PCI loans, end of period	58	118	359
Allowance for loan losses	$287,128	$260,520	$264,959

For further information on accounting policies and the methodologies used to estimate the allowance for credit losses and loan charge-offs, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

The following table presents a summary of activities in the allowance for unfunded credit reserves for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Allowance for unfunded credit reserves, beginning of period	$16,121	$20,360	$12,712
(Reversal of) provision for unfunded credit reserves	(2,803)	(4,239)	7,648
Allowance for unfunded credit reserves, end of period	$13,318	$16,121	$20,360

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

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of December 31, 2017 and 2016:

($ in thousands)	December 31, 2017
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$16,094	$684	$88	$—	$534	$4	$2,491	$19,895
Collectively evaluated for impairment	146,964	40,495	19,021	26,881	25,828	7,350	636	267,175
Acquired with deteriorated credit quality	—	58	—	—	—	—	—	58
Total	$163,058	$41,237	$19,109	$26,881	$26,362	$7,354	$3,127	$287,128

Recorded investment in loans
Individually evaluated for impairment	$98,685	$35,556	$10,636	$3,973	$14,338	$5,208	$2,491	$170,887
Collectively evaluated for impairment	10,586,751	8,623,653	1,844,492	655,353	4,514,573	1,763,709	334,013	28,322,544
Acquired with deteriorated credit quality (1)	11,795	277,688	61,048	371	117,378	14,007	—	482,287
Total (1)	$10,697,231	$8,936,897	$1,916,176	$659,697	$4,646,289	$1,782,924	$336,504	$28,975,718

($ in thousands)	December 31, 2016
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$10,477	$1,263	$180	$63	$687	$31	$—	$12,701
Collectively evaluated for impairment	131,689	46,552	17,363	24,926	19,103	7,475	593	247,701
Acquired with deteriorated credit quality	1	112	—	—	5	—	—	118
Total	$142,167	$47,927	$17,543	$24,989	$19,795	$7,506	$593	$260,520

Recorded investment in loans
Individually evaluated for impairment	$125,619	$46,508	$10,041	$5,870	$14,335	$3,682	$—	$206,055
Collectively evaluated for impairment	9,476,557	7,621,153	1,480,244	666,966	3,356,334	1,738,170	315,215	24,654,639
Acquired with deteriorated credit quality (1)	38,387	348,448	95,654	1,918	139,110	18,924	4	642,445
Total (1)	$9,640,563	$8,016,109	$1,585,939	$674,754	$3,509,779	$1,760,776	$315,219	$25,503,139

(1)	Loans net of ASC 310-30 discount.

Purchased Credit Impaired Loans

At the date of acquisition, PCI loans are pooled and accounted for at fair value, which represents the discounted value of the expected cash flows of the loan portfolio. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flows expectation. The cash flows expected over the life of the pools are estimated by an internal cash flows model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows. The amount of expected cash flows over the initial investment in the loan represents the “accretable yield,” which is recognized as interest income on a level yield basis over the life of the loan. Prepayments affect the estimated life of PCI loans, which may change the amount of interest income, and possibly principal, expected to be collected. The excess of total contractual cash flows over the cash flows expected to be received at origination is deemed to be the “nonaccretable difference.”

The following table presents the changes in accretable yield for PCI loans for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Accretable yield for PCI loans, beginning of period	$136,247	$214,907	$311,688
Accretion	(42,487)	(68,708)	(107,442)
Changes in expected cash flows	8,217	(9,952)	10,661
Accretable yield for PCI loans, end of period	$101,977	$136,247	$214,907

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value. When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. From time to time, the Company purchases and sells loans in the secondary market. Certain purchased loans are transferred from held-for-investment to held-for-sale; and write-downs to allowance for loan losses are recorded, when appropriate.

As of December 31, 2017, loans held-for-sale amounted to $78.2 million. This balance was comprised primarily of loans related to the pending sale of the DCB branches of $78.1 million, which is included in Branch assets held-for-sale on the Consolidated Balance Sheet. For additional information on this pending sale, see Note 2 — Dispositions and Held-for-Sale to the Consolidated Financial Statements. The remaining loans held-for-sale, which amounted to $85 thousand, were comprised of single-family residential loans. In comparison, as of December 31, 2016, loans held-for-sale, which amounted to $23.1 million, were primarily comprised of consumer loans.

The following tables present information about the sales, purchases and securitization of loans, and reclassification of loans held-for-investment to/from loans held-for-sale during the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31, 2017
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale	$476,644	$52,217	$531	$1,609	$249	$—	$3,706	$534,956	(1)
Loans of DCB branches transferred from held-for-investment to held-for-sale (included in Branch assets held-for-sale)	$17,590	$36,783	$12,448	$241	$6,416	$4,309	$345	$78,132	(1)
Sales	$476,644	$52,217	$531	$1,609	$21,058	$—	$25,905	$577,964	(2)(3)(4)
Purchases	$503,359	$—	$2,311	$—	$29,060	$—	$—	$534,730	(6)

($ in thousands)	Year Ended December 31, 2016
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale	$434,137	$110,927	$269,791	$4,245	$—	$—	$—	$819,100	(1)
Loans transferred from held-for-sale to held-for-investment	$—	$—	$(4,943)	$—	$—	$—	$—	$(4,943)
Sales	$434,137	$110,927	$61,268	$4,245	$18,092	$—	$—	$628,669	(2)(3)(4)
Securitization of loans held-for-investment	$—	$—	$201,675	$—	$—	$—	$—	$201,675	(5)
Purchases	$646,793	$—	$5,658	$—	$488,577	$—	$—	$1,141,028	(6)(7)

($ in thousands)	Year Ended December 31, 2015
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale	$779,854	$227	$—	$4,754	$962,538	$248	$—	$1,747,621	(1)
Loans transferred from held-for-sale to held-for-investment	$—	$—	$—	$—	$(53,376)	$—	$—	$(53,376)
Sales	$779,682	$227	$—	$4,754	$907,373	$248	$9,913	$1,702,197	(2)(3)(4)
Purchases	$233,090	$—	$11,046	$—	$38,271	$—	$—	$282,407	(6)

(1)
The Company recorded $473 thousand, $1.9 million and $5.1 million in write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
Includes originated loans sold of $178.2 million, $369.6 million and $1.04 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Originated loans sold were primarily comprised of C&I, CRE and single-family residential loans for the year ended December 31, 2017, C&I, CRE and multifamily residential loans for the year ended December 31, 2016, and single-family residential and C&I loans for the year ended December 31, 2015.

(3)	Includes purchased loans sold in the secondary market of $399.8 million, $259.1 million and $661.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)
Net gains on sales of loans, excluding the lower of cost or fair value adjustments, were $8.9 million, $10.6 million and $27.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The lower of cost or fair value adjustments of $61 thousand, $5.6 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, were recorded in Net gains on sales of loans on the Consolidated Statement of Income.

(5)
Represents multifamily residential loans securitized during the first quarter of 2016 that resulted in net gains of $1.1 million, $641 thousand in mortgage servicing rights and $160.1 million of held-to-maturity investment security.

(6)	C&I loan purchases for each of the years ended December 31, 2017, 2016 and 2015 mainly represent C&I syndicated loans.

(7)	The higher loan purchases for the year ended December 31, 2016 was mainly due to $488.3 million of single-family residential loans purchased for Community Reinvestment Act (“CRA”) purposes.

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

Investments in Qualified Affordable Housing Partnerships, Net

The Company records its investments in qualified affordable housing partnerships, net, using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in Income tax expense on the Consolidated Statement of Income.

The following table presents the balances of the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of the periods indicated:

($ in thousands)	December 31,
	2017	2016
Investments in qualified affordable housing partnerships, net	$162,824	$183,917
Accrued expenses and other liabilities — Unfunded commitments	$55,815	$57,243

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the periods indicated:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Tax credits and other tax benefits recognized	$46,698	$37,252	$38,271
Amortization expense included in income tax expense	$38,464	$28,206	$26,814

Investments in Tax Credit and Other Investments, Net

Investments in tax credit and other investments, net, were $224.6 million and $173.3 million as of December 31, 2017 and 2016, respectively. The Company is not the primary beneficiary in these partnerships and, therefore, is not required to consolidate its investments in tax credit and other investments on the Consolidated Financial Statements. Depending on the ownership percentage and the influence the Company has on the limited partnership, the Company applies either the equity or cost method of accounting.

Total unfunded commitments for these investments were $113.4 million and $117.0 million as of December 31, 2017 and 2016, respectively, and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. Amortization of tax credit and other investments was $88.0 million, $83.4 million and $36.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company’s unfunded commitments related to investments in qualified affordable housing partnerships, tax credit and other investments are estimated to be funded as follows:

($ in thousands)	Amount
2018	$98,000
2019	34,790
2020	16,744
2021	7,734
2022	11,078
Thereafter	841
Total	$169,187

Note 9 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill of $469.4 million remained unchanged as of December 31, 2017 compared to December 31, 2016. Goodwill is tested for impairment on an annual basis as of December 31st, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s three operating segments, Retail Banking, Commercial Banking and Other, are equivalent to the Company’s reporting units. For complete discussion and disclosure, see Note 19 — Business Segments to the Consolidated Financial Statements.

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2017 to determine whether and to what extent, if any, recorded goodwill was impaired. The Company used a combined income and market approach to determine the fair value of the reporting units. Under the income approach, the Company prepared a net income projection for the next three years plus a terminal growth rate that was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair value of comparable peer banks of similar size and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which represents the cost savings that a purchaser of the reporting units could achieve by eliminating duplicative costs. Under the combined income and market approach, the fair value from each approach was weighted based on management’s judgment to determine the fair value. As a result of this analysis, the Company determined that there was no goodwill impairment as of December 31, 2017 as the fair value of all reporting units exceeded their respective carrying value. No assurance can be given that goodwill will not be written down in future periods.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions and are included in Other assets on the Consolidated Balance Sheet. These intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. There were no impairment write-downs on core deposit intangibles for the years ended December 31, 2017, 2016 and 2015.

The following table presents the gross carrying value of core deposit intangible assets and accumulated amortization as of December 31, 2017 and 2016:

($ in thousands)	December 31,
	2017	2016
Gross balance	$108,814	$108,814
Accumulated amortization	(87,760)	(80,825)
Net carrying balance	$21,054	$27,989

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $6.9 million, $8.1 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles for the five years succeeding December 31, 2017 and thereafter:

($ in thousands)	Amount
2018	$5,883
2019	4,864
2020	3,846
2021	2,833
2022	1,865
Thereafter	1,763
Total	$21,054

Note 10 — Deposits

The following table presents the balances for deposits as of December 31, 2017 and 2016:

	December 31,
($ in thousands)	2017	2016
Core deposits:
Noninterest-bearing demand	$10,887,306	$10,183,946
Interest-bearing checking	4,419,089	3,674,417
Money market	8,359,425	8,174,854
Savings	2,308,494	2,242,497
Total core deposits	25,974,314	24,275,714
Time deposits:
Less than $100,000	1,176,973	1,300,091
$100,000 or greater	4,463,776	4,315,178
Total time deposits	5,640,749	5,615,269
Total deposits	$31,615,063	$29,890,983

Time deposits in the $100 thousand or greater category included $322.0 million and $219.7 million of deposits held by the Company’s branch in Hong Kong; and $507.1 million and $329.9 million of deposits held by the Company’s subsidiary bank in China as of December 31, 2017 and 2016, respectively.

The aggregate amount of domestic time deposits that meet or exceed the current FDIC insurance limit of $250,000 was $2.37 billion and $2.35 billion as of December 31, 2017 and 2016, respectively. The aggregate amount of foreign office time deposits, including both Hong Kong and China that meet or exceed the current FDIC insurance limit of $250,000 was $814.6 million and $538.0 million as of December 31, 2017 and 2016, respectively.

The following table presents the scheduled maturities of time deposits for the five years succeeding December 31, 2017 and thereafter:

($ in thousands)	Amount
2018	$4,930,794
2019	394,274
2020	102,768
2021	86,308
2022	94,602
Thereafter	32,003
Total	$5,640,749

Note 11 — Federal Home Loan Bank Advances and Long-Term Debt

FHLB Advances

FHLB advances totaled $323.9 million and $321.6 million as of December 31, 2017 and 2016, respectively. The FHLB advances have floating interest rates that reset monthly or quarterly based on LIBOR. The weighted-average interest rate was 1.85% and 1.13% as of December 31, 2017 and 2016, respectively. The interest rates ranged from 0.67% to 1.95% and 0.41% to 1.27% for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, FHLB advances that will mature in the next five years include $81.3 million in 2019 and $242.6 million in 2022.

The Company’s available borrowing capacity from FHLB advances totaled $6.83 billion and $5.65 billion as of December 31, 2017 and 2016, respectively. The Company’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB reduced by its outstanding FHLB advances. As of December 31, 2017 and 2016, all advances were secured by real estate loans.

Long-Term Debt

The following table presents the components of long-term debt as of December 31, 2017 and 2016:

($ in thousands)	December 31,
	2017	2016
Junior subordinated debt	$146,577	$146,327
Term loan	25,000	40,000
Total long-term debt	$171,577	$186,327

Junior Subordinated Debt — As of December 31, 2017, the Company has six statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. The Trusts issued both fixed and variable rate capital securities, representing undivided preferred beneficial interests in the assets of the Trusts, to third party investors. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts. The junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six of the Company’s wholly-owned subsidiaries in conjunction with these transactions. The common stock is recorded in Other assets on the Consolidated Balance Sheet for the amount issued in connection with these junior subordinated debt issuances.

The following table presents the outstanding junior subordinated debt issued by each trust as of December 31, 2017 and 2016:

Issuer	Stated Maturity (1)	Stated Interest Rate	Current Rate	December 31, 2017		December 31, 2016
				Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts
($ in thousands)
East West Capital Trust V	November 2034	3-month LIBOR + 1.80%	3.25%	$464	$15,000	$464	$15,000
East West Capital Trust VI	September 2035	3-month LIBOR + 1.50%	3.09%	619	20,000	619	20,000
East West Capital Trust VII	June 2036	3-month LIBOR + 1.35%	2.94%	928	30,000	928	30,000
East West Capital Trust VIII	June 2037	3-month LIBOR + 1.40%	2.91%	619	18,000	619	18,000
East West Capital Trust IX	September 2037	3-month LIBOR + 1.90%	3.49%	928	30,000	928	30,000
MCBI Statutory Trust I	December 2035	3-month LIBOR + 1.55%	3.14%	1,083	35,000	1,083	35,000
Total				$4,641	$148,000	$4,641	$148,000

(1)	All the above debt instruments are subject to call options where early redemption requires appropriate notice.

The proceeds from these issuances represent liabilities of the Company to the Trusts and are reported on the Consolidated Balance Sheet as a component of Long-term debt. Interest payments on these securities are made quarterly and are deductible for tax purposes.

Term Loan — In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month LIBOR plus 150 basis points and the weighted-average interest rate was 2.70% and 2.24% for the years ended December 31, 2017 and 2016, respectively. The outstanding balance of the term loan was $25.0 million and $40.0 million as of December 31, 2017 and 2016, respectively.

Note 12 — Income Taxes

The following table presents the components of income tax expense for the years indicated:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Current income tax expense (benefit):
Federal	$120,968	$63,642	$(62,829)
State	72,837	48,558	(4,750)
Foreign	1,815	1,345	409
Total current income tax expense (benefit)	195,620	113,545	(67,170)
Deferred income tax expense (benefit):
Federal	40,057	25,296	199,858
State	(6,201)	1,883	60,437
Foreign	—	(213)	919
Total deferred income tax expense	33,856	26,966	261,214
Income tax expense	$229,476	$140,511	$194,044

Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result of the adoption of this new guidance, all excess tax benefits on share-based payment awards, which amounted to $4.8 million, were recognized within Income tax expense on the Consolidated Statement of Income for the year ended December 31, 2017. Prior to the adoption of ASU 2016-09, any excess tax benefits were recognized in Additional paid-in capital on the Consolidated Statement of Changes in Stockholders’ Equity to offset current-period and subsequent-period tax deficiencies. Hence, the preceding table does not include these excess tax benefits recorded directly to the Consolidated Statement of Changes in Stockholders’ Equity of $1.1 million and $3.3 million for the years ended December 31, 2016 and 2015, respectively.

The following table presents the reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	5.9	6.1	6.3
Tax Cuts and Jobs Act of 2017 (the “Tax Act”)	4.5	—	—
Tax credits, net of amortization	(15.1)	(18.3)	(8.7)
Other, net	0.9	1.8	0.9
Effective tax rate	31.2%	24.6%	33.5%

On December 22, 2017, the Tax Act was signed into law, resulting in significant changes to the Internal Revenue Code. Changes include, but are not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, expensing 100% of the cost of acquired qualified property after September 27, 2017, transitioning from a worldwide tax system to a territorial system and imposing a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, as well as eliminating any carrybacks of tax credits and net operating losses (“NOLs”) incurred after December 31, 2017. In addition, NOLs incurred after December 31, 2017 are now limited to 80% of taxable income for any given year and may be carried forward indefinitely. ASC 740, Income Taxes, requires companies to recognize the effect of the Tax Act in the period of enactment. Hence, such effects must be recognized in the Company’s 2017 Consolidated Financial Statements, even though the effective date of the law for most provisions is January 1, 2018.

The Company recorded $41.7 million of income tax expense in the fourth quarter of 2017 related to the impact of the Tax Act, the period in which the legislation was enacted. This amount was primarily related to the remeasurements of certain deferred tax assets and liabilities of $33.1 million, as well as tax credits and other tax benefits related to qualified affordable housing partnerships of $7.9 million.

The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016 are presented below:

($ in thousands)	December 31,
	2017				2016
	Federal	State	Foreign	Total	Federal	State	Foreign	Total
Deferred tax assets:
Allowance for loan losses and OREO reserves	$62,942	$28,857	$1,365	$93,164	$97,921	$27,792	$1,365	$127,078
Deferred compensation	11,483	5,220	—	16,703	20,093	5,731	—	25,824
Mortgage servicing assets	2,727	1,206	—	3,933	—	—	—	—
Unrealized losses on securities	10,730	5,354	—	16,084	16,253	5,315	—	21,568
State taxes	5,217	—	—	5,217	1,333	—	—	1,333
Interest income on nonaccrual loans	5,396	2,451	—	7,847	4,461	1,258	—	5,719
Other, net	744	5,481	97	6,322	2,053	5,269	97	7,419
Total gross deferred tax assets	99,239	48,569	1,462	149,270	142,114	45,365	1,462	188,941
Valuation allowance	—	(256)	—	(256)	—	(283)	—	(283)
Total deferred tax assets, net of valuation allowance	$99,239	$48,313	$1,462	$149,014	$142,114	$45,082	$1,462	$188,658
Deferred tax liabilities:
Core deposit intangibles	$(4,408)	$(2,117)	$—	$(6,525)	$(9,768)	$(2,874)	$—	$(12,642)
Investments in partnerships, tax credit and other investments, net	(10,838)	7,025	—	(3,813)	(7,012)	5,318	—	(1,694)
Fixed assets	(2,671)	914	—	(1,757)	(13,166)	(3,360)	—	(16,526)
Equipment financing	(21,844)	(3,760)	—	(25,604)	(13,240)	(1,866)	—	(15,106)
FHLB stock dividends	(1,285)	(583)	—	(1,868)	(1,189)	(335)	—	(1,524)
Acquired debt	(1,273)	(578)	—	(1,851)	(2,210)	(623)	—	(2,833)
Acquired loans and OREO	(2,252)	(754)	(406)	(3,412)	(5,407)	(1,242)	(406)	(7,055)
Prepaid expenses	(4,142)	(1,517)	—	(5,659)	(1,088)	(251)	—	(1,339)
Other, net	(510)	(609)	—	(1,119)	(121)	(120)	—	(241)
Total gross deferred tax liabilities	$(49,223)	$(1,979)	$(406)	$(51,608)	$(53,201)	$(5,353)	$(406)	$(58,960)
Net deferred tax assets	$50,016	$46,334	$1,056	$97,406	$88,913	$39,729	$1,056	$129,698

Deferred taxes of $1.5 million, $16.4 million and $7.5 million related to net unrealized gains or losses on available-for-sale investment securities are recorded as Other comprehensive income on the Consolidated Statement of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, respectively.

The tax benefits of deductible temporary differences and tax carryforwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carryforwards to be more likely than not. A valuation allowance is used, as needed, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Evidence the Company considered includes the Company’s ability to generate future taxable income, implement tax-planning strategies, and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company expects to have sufficient taxable income in future years to fully realize its deferred tax assets. Apart from this factor, the Company also performed an overall assessment by weighing all positive evidence against all negative evidence and concluded that it is more likely than not that all of the benefits of the deferred assets will be realized, with the exception of the deferred tax assets related to certain state NOL carryforwards. For states other than California, Georgia, Massachusetts and New York, because management believes that the state NOL carryforwards may not be fully utilized, a valuation allowance was recorded for such carryforwards. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with the standards of ASC 740-10. As of December 31, 2017 and 2016, the Company recorded net deferred tax assets of $97.4 million and $129.7 million, respectively, in Other assets on the Consolidated Balance Sheet.

The following table summarizes the activities related to the Company’s unrecognized tax benefits as of the periods indicated:

($ in thousands)	Year Ended December 31,
	2017	2016
Beginning Balance	$10,419	$7,125
Additions for tax positions related to prior years	—	5,819
Settlements with taxing authorities	—	(2,525)
Ending Balance	$10,419	$10,419

As of December 31, 2017 and 2016, the balance of the Company’s unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in the future was $8.2 million and $6.8 million, respectively. The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of Income tax expense on the Consolidated Statement of Income. The Company recorded a charge (reversal) of $450 thousand, $6.2 million and ($460) thousand of interest and penalties for the years ended December 31, 2017, 2016 and 2015, respectively. Total accrued interest and penalties included in Accrued expenses and other liabilities on the Consolidated Balance Sheet were $8.4 million and $7.9 million as of December 31, 2017 and 2016, respectively.

Beginning with its 2012 tax year, the Company has executed a Memorandum of Understanding (“MOU”) with the Internal Revenue Service (“IRS”) to voluntarily participate in the IRS Compliance Assurance Process (“CAP”). Under the CAP, the IRS audits the tax position of the Company, and identifies and resolves any tax issues that may arise throughout the tax year. The objective of the CAP is to resolve issues in a timely and contemporaneous manner and eliminate the need for a lengthy post-filing examination. Filed in September 2017, the 2016 tax return received a full acceptance of all tax matters from the IRS. The Company has executed a MOU with the IRS for the 2017 to 2018 tax years. For federal tax purposes, tax years from 2013 and beyond remain open. For California franchise tax purposes, tax years from 2009 and beyond remain open. The City of New York initiated an audit of the Company’s corporate income tax return for the 2012 to 2014 tax years in September 2016. The Company does not believe that the outcome of unresolved issues or claims in any tax jurisdiction is likely to be material to the Company’s financial position, cash flows or results of operations. The Company further believes that adequate provisions have been recorded for all income tax uncertainties. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change in the next twelve months.

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

The following table presents the Company’s credit-related commitments as of the periods indicated:

($ in thousands)	December 31,
	2017	2016
Loan commitments	$5,075,480	$5,077,869
Commercial letters of credit and SBLCs	$1,655,897	$1,525,613

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As a part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of December 31, 2017, total letters of credit, which amounted to $1.66 billion, were comprised of SBLCs of $1.60 billion and commercial letters of credit of $55.7 million.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves, and amounted to $12.7 million as of December 31, 2017 and $15.7 million as of December 31, 2016. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Guarantees — The Company has sold or securitized loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to repurchase up to the recourse component of the loans when the loans default. As of December 31, 2017 and 2016, the unpaid principal balance of total single-family and multifamily residential loans sold or securitized with recourse amounted to $113.7 million and $150.5 million, respectively. The maximum potential future payments up to the recourse component that the Company is obligated to repurchase amounted to $38.7 million and $46.4 million as of December 31, 2017 and 2016, respectively. The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves, totaled $214 thousand and $373 thousand as of December 31, 2017 and 2016, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse during 2017.

Lease Commitments — The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases. Rental expense amounted to $29.7 million, $24.1 million and $24.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum rental payments under non-cancellable operating leases are estimated as follows:

Years Ending December 31,	Amount ($ in thousands)
2018	$31,845
2019	27,005
2020	22,242
2021	18,635
2022	13,944
Thereafter	27,988
Total	$141,659

Related Party Transactions — In the ordinary course of business, the Company may enter into transactions with various related parties. The Company’s related party transactions were not material for the years ended December 31, 2017 and 2016.

Litigation — The Company is a party to various legal actions arising in the course of its business. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel, and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s exposure and ultimate losses may be higher, and possibly significantly more than the amounts accrued.

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements. These commitments are payable on demand. As of December 31, 2017 and 2016, these commitments were $169.2 million and $174.3 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 14 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stock options, RSAs, RSUs, stock appreciation rights, stock purchase warrants, phantom stock and dividend equivalents to certain employees and non-employee directors of the Company and its subsidiaries. An aggregate of 14.0 million shares of common stock were authorized under the 2016 Stock Incentive Plan, and the total number of shares available for grant was approximately 4.7 million as of December 31, 2017.

The following table presents a summary of the total share-based compensation expense and the related net tax benefit associated with the Company’s various employee share-based compensation plans for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Stock compensation costs	$24,657	$22,102	$16,502
Related net tax benefits for stock compensation plans	$4,775	$1,055	$3,291

RSAs and RSUs — RSAs and RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSAs vest ratably over three years, cliff vest after three years, or vest at a rate of 50% each at the fourth and fifth year of continued employment from the date of the grant. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. RSAs and RSUs entitle the recipient to receive cash dividends equivalent to any dividends paid on the underlying common stock during the period the RSAs and RSUs are outstanding. The RSAs have nonforfeitable rights to dividends or dividend equivalents and, as such, are considered participating securities as discussed in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements. During 2015, all RSAs have vested and there were no outstanding RSAs as of December 31, 2017, 2016 and 2015. RSU dividends are accrued during the vesting period and are paid at the time of vesting. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals and considerations of market conditions referred to as “Performance-based RSUs.” All RSUs are subject to forfeiture until vested.

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

Compensation costs for the time-based awards are based on the quoted market price of the Company’s stock at the grant date. Compensation costs associated with performance-based RSUs are based on grant date fair value which considers both market and performance conditions, and is subject to subsequent adjustments based on changes in the Company’s stock price and the projected outcome of the performance criteria. Compensation costs of both time-based and performance-based awards are recognized on a straight-line basis from the grant date until the vesting date of each grant.

Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result of the adoption of this new guidance, all excess tax benefits and deficiencies on share-based payment awards were recognized within Income tax expense on the Consolidated Statement of Income for the year ended December 31, 2017. For the year ended December 31, 2016 and 2015, these tax benefits were recorded as increases to Additional paid-in capital on the Consolidated Statement of Changes in Stockholders’ Equity. The Company continues to estimate the total number of awards expected to be forfeited in recognizing compensation expense.

The following table presents a summary of the activity for the Company’s time-based and performance-based RSUs for the year ended December 31, 2017 based on the target amount of awards:

	2017
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	1,218,714	$35.92	410,746	$35.27
Granted	411,290	55.28	131,597	56.59
Vested	(312,226)	36.55	(118,044)	36.85
Forfeited	(151,198)	40.38	—	—
Outstanding at end of year	1,166,580	$42.00	424,299	$41.44

The weighted-average fair value of the time-based awards granted during the years ended December 31, 2017, 2016 and 2015 was $55.28, $31.86 and $40.36, respectively. The weighted-average fair value of the performance-based awards granted during the years ended December 31, 2017, 2016 and 2015 was $56.59, $29.18 and $41.15, respectively. The total fair value of time-based awards that vested during the years ended December 31, 2017, 2016, and 2015 was $17.2 million, $4.2 million and $9.1 million, respectively. The total fair value of performance-based awards that vested during the years ended December 31, 2017, 2016 and 2015 was $13.0 million, $4.4 million and $5.8 million, respectively.

As of December 31, 2017, total unrecognized compensation costs related to time-based and performance-based RSUs amounted to $25.3 million and $14.1 million, respectively. These costs are expected to be recognized over a weighted-average period of 2.02 years and 1.85 years, respectively.

Stock Options — The Company issues stock options to certain employees, officers and directors. Stock options are issued at the current market price on the date of grant. No options have been granted since 2011. The options had a four-year vesting period and contractual term of seven years. During 2015, all outstanding stock options have been fully exercised and there were no outstanding options as of December 31, 2017, 2016 and 2015.

The following table presents information related to stock options for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Cash proceeds from options exercised	$—	$—	$874
Net tax benefit recognized from options exercised	$—	$—	$320
Total intrinsic value of options exercised	$—	$—	$760

Stock Purchase Plan — The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) provides eligible employees of the Company the right to purchase shares of its common stock at a discount. Employees could purchase shares at 90% of the fair market price subject to an annual purchase limitation of $22,500 per employee. As of December 31, 2017, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense has been recognized. 2,000,000 shares of the Company’s common stock have been made available-for-sale under the Purchase Plan. During the years ended December 31, 2017 and 2016, 45,343 shares totaling $2.3 million and 67,198 shares totaling $2.1 million, respectively, have been sold to employees under the Purchase Plan. As of December 31, 2017, there were 526,687 shares available under the Purchase Plan.

Note 15 — Employee Benefit Plans

The Company sponsors a defined contribution plan, the East West Bank Employees 401(k) Savings Plan (the “Plan”), designed to provide retirement benefits financed by participants’ tax deferred contributions for the benefits of its employees. A Roth 401(k) investment option is also available to the participants, with contributions to be made on an after-tax basis. Under the terms of the Plan, eligible employees may elect to defer up to 80% of their compensation before taxes, up to the dollar limit imposed by the IRS for tax purposes. Participants can also designate a part or all of their contributions as Roth 401(k) contributions. Effective as of April 1, 2014, the Company matches 75% of the first 6% of the Plan participant’s deferred compensation. The Company’s contributions to the Plan are determined annually by the Board of Directors in accordance with the Plan requirements. Plan participants become vested in matching contributions received from the Plan sponsor at the rate of 20% per year for each full year of service, such that the Plan participants become 100% vested after five years of credited service. For the Plan years ended December 31, 2017, 2016 and 2015, the Company expensed $8.9 million, $8.4 million and $7.5 million, respectively.

During 2002, the Company adopted a Supplemental Executive Retirement Plan (“SERP”) pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers’ years of service and compensation. The SERP meets the definition of a pension plan per ASC 715-30, Compensation — Retirement Benefits — Defined Benefit Plans — Pension. The SERP is an unfunded, non-qualified plan under which the participants have no rights beyond those of a general creditor of the Company, and there are no specific assets set aside by the Company in connection with the plan. As of December 31, 2017, there were no additional benefits to be accrued for under the SERP. As of each of December 31, 2017 and 2016, there was one executive remaining under the SERP. For the years ended December 31, 2017, 2016 and 2015, $331 thousand, $624 thousand and $619 thousand, respectively, of benefits were expensed and accrued for. The benefit obligation was $4.2 million and $4.1 million as of December 31, 2017 and 2016, respectively. The following table presents a summary of expected SERP payments to be paid for the next five years and thereafter as of December 31, 2017:

Years Ending December 31,	Amount ($ in thousands)
2018	$319
2019	329
2020	339
2021	349
2022	359
Thereafter	7,855
Total	$9,550

Note 16 — Stockholders’ Equity and Earnings Per Share

Stock Repurchase Program — On July 17, 2013, the Company’s Board authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company has not repurchased any shares under this program thereafter, including during 2017 and 2016. Although this program has no stated expiration date, the Company does not intend to repurchase any shares pursuant to this program absent further action of the Company’s Board.

Warrant — The Company acquired MetroCorp Bancshares, Inc., (“MetroCorp”) on January 17, 2014. Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock. Upon the acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant has not been exercised as of December 31, 2017.

Quarterly Dividends — The Company declared quarterly cash dividends on its common stock of $0.20 per share for each quarter of 2017, which is consistent with the quarterly cash dividends declared on its common stock for each quarter of 2016 and 2015. Total cash dividends amounting to $117.0 million, $116.6 million and $116.2 million were declared to the Company’s common stockholders during the years ended December 31, 2017, 2016 and 2015, respectively.

Earnings Per Share — The following table presents the EPS calculations for the years ended December 31, 2017, 2016 and 2015. The Company applied the two-class method in the computation of basic and diluted EPS in the periods when the RSAs were outstanding. The RSAs were fully vested as of December 31, 2015. For additional information regarding the Company’s EPS calculation, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements. With the adoption of ASU 2016-09 during the first quarter of 2017, the impact of excess tax benefits and deficiencies is no longer included in the calculation of diluted EPS. As a result of applying ASU 2016-09 in 2017, the Company recorded income tax benefits of $4.8 million or $0.03 per common share for the year ended December 31, 2017 related to the vesting of the RSUs. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information.

($ and shares in thousands, except per share data)	Year Ended December 31,
	2017	2016	2015
Basic
Net income	$505,624	$431,677	$384,677
Less: earnings allocated to participating securities	—	—	(3)
Net income allocated to common stockholders	$505,624	$431,677	$384,674

Basic weighted-average number of shares outstanding	144,444	144,087	143,818
Basic EPS	$3.50	$3.00	$2.67

Diluted
Net income allocated to common stockholders	$505,624	$431,677	$384,680

Basic weighted-average number of shares outstanding	144,444	144,087	143,818
Diluted potential common shares (1)	1,469	1,085	694
Diluted weighted-average number of shares outstanding	145,913	145,172	144,512
Diluted EPS	$3.47	$2.97	$2.66

(1)	Includes dilutive shares from RSUs and warrants for the years ended December 31, 2017, 2016 and 2015.

For the years ended December 31, 2017, 2016 and 2015, 14 thousand, 8 thousand and 16 thousand weighted-average anti-dilutive shares from RSUs, respectively, were excluded from the diluted EPS computation.

Note 17 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017			2016			2015
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Beginning balance	$(28,772)	$(19,374)	$(48,146)	$(6,144)	$(8,797)	$(14,941)	$4,237	$—	$4,237
Net unrealized gains (losses) arising during the period	2,531	12,753	15,284	(16,623)	(10,577)	(27,200)	13,012	(8,797)	4,215
Amounts reclassified from AOCI	(4,657)	—	(4,657)	(6,005)	—	(6,005)	(23,393)	—	(23,393)
Changes, net of taxes	(2,126)	12,753	10,627	(22,628)	(10,577)	(33,205)	(10,381)	(8,797)	(19,178)
Ending balance	$(30,898)	$(6,621)	$(37,519)	$(28,772)	$(19,374)	$(48,146)	$(6,144)	$(8,797)	$(14,941)

(1)
Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017			2016			2015
	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax
Available-for-sale investment securities:
Net unrealized gains (losses) arising during the period	$4,368	$(1,837)	$2,531	$(28,681)	$12,058	$(16,623)	$22,454	$(9,442)	$13,012
Net realized gains reclassified into net income (1)	(8,037)	3,380	(4,657)	(10,362)	4,357	(6,005)	(40,367)	16,974	(23,393)
Net change	(3,669)	1,543	(2,126)	(39,043)	16,415	(22,628)	(17,913)	7,532	(10,381)
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during period	12,753	—	12,753	(10,577)	—	(10,577)	(8,797)	—	(8,797)
Net change	12,753	—	12,753	(10,577)	—	(10,577)	(8,797)	—	(8,797)
Other comprehensive income (loss)	$9,084	$1,543	$10,627	$(49,620)	$16,415	$(33,205)	$(26,710)	$7,532	$(19,178)

(1)	For the years ended December 31, 2017, 2016 and 2015, pre-tax amounts were reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statement of Income.

Note 18 — Regulatory Requirements and Matters

Capital Adequacy — The Company and the Bank are subject to regulatory capital adequacy requirements administered by the federal banking agencies. The Bank is a member bank of the Federal Reserve System and the Federal Reserve Bank is the Bank’s primary regulator. Effective January 1, 2015, the Company and the Bank are required to comply with the Basel III Capital Rules adopted by the Federal Reserve Bank. The capital requirements under the Basel III framework, among other things, prescribed a new standardized approach for determining risk-weighted assets used in calculating capital ratios, increased minimum required capital ratios, and introduced a minimum Common Equity Tier 1 (“CET1”) capital ratio to ensure that banking organizations hold sufficient high quality regulatory capital that is available to absorb losses on a going-concern basis. The Basel III Capital Rule requires that banking organizations maintain a minimum CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0% to be considered adequately capitalized. Failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.

The Federal Deposit Insurance Corporation Improvement Act of 1991 requires that the federal regulatory agencies adopt regulations defining capital categories for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Consistent with the Basel III Capital Rules, the capital categories were augmented by including the CET1 capital measure, and revised risk-based capital measures to reflect the rule changes to the minimum risk-based capital ratios.

As of December 31, 2017 and 2016, the Company and the Bank were both categorized as well capitalized based on applicable U.S. regulatory capital ratio requirements in accordance with Basel III standardized approaches, as set forth in the table below. The Company believes that no changes in conditions or events have occurred since December 31, 2017, which would result in changes that would cause the Company or the Bank to fall below the well capitalized level. The following table presents the regulatory capital information of the Company and the Bank as of December 31, 2017 and 2016:

	Basel III
	December 31, 2017				December 31, 2016
($ in thousands)	Actual		Minimum Requirement	Well Capitalized Requirement	Actual		Minimum Requirement	Well Capitalized Requirement
	Amount	Ratio	Ratio	Ratio	Amount	Ratio	Ratio	Ratio

Total capital (to risk-weighted assets)
Company	$3,838,516	12.9%	8.0%	10.0%	$3,400,642	12.4%	8.0%	10.0%
East West Bank	$3,679,261	12.4%	8.0%	10.0%	$3,371,885	12.3%	8.0%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$3,390,070	11.4%	6.0%	8.0%	$2,976,002	10.9%	6.0%	8.0%
East West Bank	$3,378,815	11.4%	6.0%	8.0%	$3,095,245	11.3%	6.0%	8.0%
CET1 capital (to risk-weighted assets)
Company	$3,390,070	11.4%	4.5%	6.5%	$2,976,002	10.9%	4.5%	6.5%
East West Bank	$3,378,815	11.4%	4.5%	6.5%	$3,095,245	11.3%	4.5%	6.5%
Tier 1 leverage capital (to adjusted average assets)
Company	$3,390,070	9.2%	4.0%	5.0%	$2,976,002	8.7%	4.0%	5.0%
East West Bank	$3,378,815	9.2%	4.0%	5.0%	$3,095,245	9.1%	4.0%	5.0%
Risk-weighted assets
Company	$29,669,251	N/A	N/A	N/A	$27,357,753	N/A	N/A	N/A
East West Bank	$29,643,711	N/A	N/A	N/A	$27,310,540	N/A	N/A	N/A
Adjusted quarterly average total assets (1)
Company	$37,307,975	N/A	N/A	N/A	$34,209,827	N/A	N/A	N/A
East West Bank	$37,283,273	N/A	N/A	N/A	$34,163,667	N/A	N/A	N/A

(1)	Reflects adjusted average total assets for the years ended December 31, 2017 and 2016.
N/A — Not applicable.

Reserve Requirement — The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve Bank of San Francisco (the “FRB”). The daily average reserve requirement was approximately $699.4 million and $503.8 million as of December 31, 2017 and 2016, respectively.

Regulatory Matters — The Bank entered into a Written Agreement, dated November 9, 2015, with the Federal Reserve Bank of San Francisco (the “Written Agreement”), to correct less than satisfactory Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) programs detailed in a joint examination by the FRB and the California Department of Business Oversight (“DBO”). The Bank also entered into a related MOU with the DBO in 2015. The Written Agreement, among other things, requires the Bank to enhance the compliance programs related to the BSA and AML and Office of Foreign Assets Control (“OFAC”) laws, rules and regulations and retain an independent firm to conduct a review of the account and transaction activity covering a six-month period to determine whether any suspicious activity was properly identified and reported in accordance with applicable regulatory requirements.

The Company believes that it is making progress in executing the compliance plans and programs required by the Written Agreement and MOU, although there can be no assurances that our plans and progress will be found to be satisfactory by our regulators. To date, the Company has added significant resources to comply with the Written Agreement and MOU, and to address any additional findings or recommendations by the regulators.

If additional compliance issues are identified or if the regulators determine that the Bank has not satisfactorily complied with the terms of the Written Agreement, the regulators could take further actions with respect to the Bank and, if such further actions were taken, such actions could have a material adverse effect on the Bank. The operating and other conditions in the BSA and AML program and the auditing and oversight of the program that led to the Written Agreement and MOU could also lead to an increased risk of being subject to additional actions by the FRB and DBO, an increased risk of future examinations that may downgrade the regulatory ratings of the Bank, and an increased risk investigations by other government agencies may result in fines, penalties, increased expenses or restrictions on operations.

Note 19 — Business Segments

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company. The Company has identified three operating segments for purposes of management reporting: (1) Retail Banking; (2) Commercial Banking; and (3) Other. These three business segments meet the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incurs expenses; its operating results are regularly reviewed by the Company’s chief operating decision maker to render decisions about resources to be allocated to the segments and assess its performance; and discrete financial information is available.

The Retail Banking segment focuses primarily on deposit operations through the Bank’s branch network. The Commercial Banking segment, primarily generates commercial loans and deposits through domestic commercial lending offices in the U.S. and foreign commercial lending offices in China and Hong Kong. Furthermore, the Commercial Banking segment offers a wide variety of international finance, trade finance, and cash management services and products. The remaining centralized functions, including treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments.

Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of certain operating and administrative costs and the provision for credit losses. Net interest income is allocated based on the Company’s internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense directly attributable to a segment is assigned to the related business segment. Indirect costs, including technology related costs and corporate overhead, are allocated based on that segment’s estimated usage using factors, including, but not limited to, full-time equivalent employees, net interest margin, and loan and deposit volume. The provision for credit losses is based on charge-offs for the period as well as an allocation of the remaining consolidated provision expense based on the average loan balances for each segment during the period.

The Company’s internal funds transfer pricing process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments and product net interest margins. The Company’s internal funds transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions. Changes in the Company’s management structure and allocation or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior year periods are generally reclassified for comparability for changes in management structure and allocation or reporting methodologies unless it is deemed not practicable to do so.

The Company’s internal reporting process utilizes a full-allocation methodology. Under this methodology, corporate expenses and expenses of the Other segment, except certain Treasury-related transactions and an insignificant amount of other residual unallocated expenses, are allocated to the Retail Banking and Commercial Banking segments. In previously reporting segment income after taxes, the Company applied the consolidated effective tax rate to all of its business segments, and allocated the amortization of tax credit and other investments from the Other segment to the Retail Banking and Commercial Banking segments. The Company has recently changed its methodology to measure the after-tax income of the Retail Banking and Commercial Banking segments using the applicable statutory tax rates, with the Other segment receiving the residual tax expense or benefit to arrive at the consolidated effective tax rate. With this change, the amortization of tax credit and other investments which had previously been allocated to each segment is now allocated to the Other segment only, along with the tax benefit. The Company has also allocated indirect costs to noninterest expense by segment for management reporting. In addition, operating segment profitability, which had previously been presented on an income before income tax basis only, has now been revised to be presented both on income before and income after tax basis.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Year ended December 31, 2017:
Interest income	$364,906	$844,303	$115,910	$1,325,119
Charge for funds used	(142,619)	(326,902)	(64,256)	(533,777)
Interest spread on funds used	222,287	517,401	51,654	791,342
Interest expense	(76,770)	(24,603)	(38,677)	(140,050)
Credit on funds provided	445,304	61,019	27,454	533,777
Interest spread on funds provided	368,534	36,416	(11,223)	393,727
Net interest income before provision for credit losses	$590,821	$553,817	$40,431	$1,185,069
Provision for credit losses	$1,812	$44,454	$—	$46,266
Noninterest income	$55,093	$110,104	$93,209	$258,406
Noninterest expense	$320,287	$193,176	$148,646	$662,109
Segment income (loss) before income taxes	$323,815	$426,291	$(15,006)	$735,100
Segment income after income taxes	$190,404	$251,834	$63,386	$505,624
As of December 31, 2017:
Segment assets	$9,316,587	$21,431,472	$6,402,190	$37,150,249

($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Year ended December 31, 2016:
Interest income	$315,146	$726,013	$96,322	$1,137,481
Charge for funds used	(95,970)	(216,849)	(47,646)	(360,465)
Interest spread on funds used	219,176	509,164	48,676	777,016
Interest expense	(60,180)	(16,892)	(27,771)	(104,843)
Credit on funds provided	300,446	38,636	21,383	360,465
Interest spread on funds provided	240,266	21,744	(6,388)	255,622
Net interest income before (reversal of) provision for credit losses	$459,442	$530,908	$42,288	$1,032,638
(Reversal of) provision for credit losses	$(4,356)	$31,835	$—	$27,479
Noninterest income	$51,435	$96,010	$35,473	$182,918
Noninterest expense	$306,570	$172,259	$137,060	$615,889
Segment income (loss) before income taxes	$208,663	$422,824	$(59,299)	$572,188
Segment income after income taxes	$122,256	$248,474	$60,947	$431,677
As of December 31, 2016:
Segment assets	$7,821,610	$19,128,510	$7,838,720	$34,788,840

($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Year ended December 31, 2015:
Interest income	$331,755	$654,966	$67,094	$1,053,815
Charge for funds used	(86,769)	(163,601)	(66,773)	(317,143)
Interest spread on funds used	244,986	491,365	321	736,672
Interest expense	(53,088)	(18,025)	(32,263)	(103,376)
Credit on funds provided	261,117	36,251	19,775	317,143
Interest spread on funds provided	208,029	18,226	(12,488)	213,767
Net interest income (loss) before (reversal of) provision for credit losses	$453,015	$509,591	$(12,167)	$950,439
(Reversal of) provision for credit losses	$(5,835)	$20,052	$—	$14,217
Noninterest income	$46,265	$71,867	$65,251	$183,383
Noninterest expense	$276,144	$159,987	$104,753	$540,884
Segment income (loss) before income taxes	$228,971	$401,419	$(51,669)	$578,721
Segment income after income taxes	$134,383	$236,459	$13,835	$384,677
As of December 31, 2015:
Segment assets	$7,095,737	$17,923,319	$7,331,866	$32,350,922

Note 20 — Parent Company Condensed Financial Statements

The principal sources of East West’s income (on a Parent Company-only basis) are dividends from the Bank. In addition to dividend restrictions set forth in statutes and regulations, the banking agencies have the authority to prohibit or to limit the Bank from paying dividends, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The Bank declared $255.0 million and $100.0 million of dividends to East West during the years ended December 31, 2017 and 2016, respectively. The Bank did not declare any dividends to East West during the year ended December 31, 2015. For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to East West, see Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds.

The following tables present the Parent Company-only condensed financial statements:

CONDENSED BALANCE SHEET

($ in thousands, except shares)	December 31,
	2017	2016
ASSETS
Cash placed with subsidiary bank	$159,566	$39,264
Available-for-sale investment securities, at fair value	—	9,338
Investments in subsidiaries:
Bank	3,830,696	3,546,984
Nonbank	3,664	5,675
Investments in tax credit investments, net	25,511	32,245
Other assets	7,062	4,812
TOTAL	$4,026,499	$3,638,318
LIABILITIES
Long-term debt	$171,577	$186,327
Other liabilities	12,971	24,250
Total liabilities	184,548	210,577
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 165,214,770 and 164,604,072 shares issued in 2017 and 2016, respectively	165	164
Additional paid-in capital	1,755,330	1,727,434
Retained earnings	2,576,302	2,187,676
Treasury stock, at cost — 20,671,710 shares in 2017 and 20,436,621 shares in 2016	(452,327)	(439,387)
Accumulated other comprehensive loss, net of tax	(37,519)	(48,146)
Total stockholders’ equity	3,841,951	3,427,741
TOTAL	$4,026,499	$3,638,318

CONDENSED STATEMENT OF INCOME

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Dividends from subsidiaries:
Bank	$255,000	$100,000	$—
Nonbank	4,118	107	88
Other income	721	610	625
Total income	259,839	100,717	713
Interest expense	5,429	5,017	4,636
Compensation and employee benefits	5,065	5,001	5,350
Amortization of tax credit and other investments	5,908	13,851	22,466
Other expense	1,257	1,218	2,399
Total expense	17,659	25,087	34,851
Income (loss) before income tax benefit and equity in undistributed income of subsidiaries	242,180	75,630	(34,138)
Income tax benefit	18,182	26,041	30,849
Undistributed earnings of subsidiaries, primarily bank	245,262	330,006	387,966
Net income	$505,624	$431,677	$384,677

CONDENSED STATEMENT OF CASH FLOWS

($ in thousands)	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$505,624	$431,677	$384,677
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally bank	(245,262)	(330,006)	(387,966)
Amortization expenses	6,158	14,094	22,870
Deferred income tax expense	940	6,349	17,555
Gains on sales of available-for-sale investment securities	(326)	—	(20)
Net change in other assets	(3,341)	39,929	(42,292)
Net change in other liabilities	(560)	794	(15,887)
Net cash provided by (used in) operating activities	263,233	162,837	(21,063)
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in investments in tax credit and other investments, net	(9,777)	(6,554)	(35,633)
Purchases of available-for-sale investment securities	(9,000)	—	—
Proceeds from the sale of available-for-sale investment securities	18,326	—	20
Net cash used in investing activities	(451)	(6,554)	(35,613)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock pursuant to various stock compensation plans and agreements	2,280	2,081	2,835
Payments for:
Repayment of long-term debt	(15,000)	(20,000)	(20,000)
Repurchase of vested shares due to employee tax liability	(12,940)	(3,225)	(5,964)
Cash dividends on common stock	(116,820)	(115,828)	(115,641)
Other net financing activities	—	1,055	3,291
Net cash used in financing activities	(142,480)	(135,917)	(135,479)
Net increase (decrease) in cash and cash equivalents	120,302	20,366	(192,155)
Cash and cash equivalents, beginning of year	39,264	18,898	211,053
Cash and cash equivalents, end of year	$159,566	$39,264	$18,898

Note 21 — Quarterly Financial Information (Unaudited)

	Quarters Ended
($ and shares in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
2017
Interest and dividend income	$359,765	$339,910	$322,775	$302,669
Interest expense	40,064	36,755	32,684	30,547
Net interest income before provision for credit losses	319,701	303,155	290,091	272,122
Provision for credit losses	15,517	12,996	10,685	7,068
Net interest income after provision for credit losses	304,184	290,159	279,406	265,054
Noninterest income	45,359	49,624	47,400	116,023
Noninterest expense	175,416	164,499	169,121	153,073
Income before income taxes	174,127	175,284	157,685	228,004
Income tax expense	89,229	42,624	39,355	58,268
Net income	$84,898	$132,660	$118,330	$169,736

EPS
- Basic	$0.59	$0.92	$0.82	$1.18
- Diluted	$0.58	$0.91	$0.81	$1.16
Weighted-average number of shares outstanding
- Basic	144,542	144,498	144,485	144,249
- Diluted	146,030	145,882	145,740	145,732
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20

	Quarters Ended
($ and shares in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
2016
Interest and dividend income	$302,127	$280,317	$278,865	$276,172
Interest expense	29,425	26,169	25,281	23,968
Net interest income before provision for credit losses	272,702	254,148	253,584	252,204
Provision for credit losses	10,461	9,525	6,053	1,440
Net interest income after provision for credit losses	262,241	244,623	247,531	250,764
Noninterest income	48,800	49,341	44,264	40,513
Noninterest expense	149,904	170,500	148,879	146,606
Income before income taxes	161,137	123,464	142,916	144,671
Income tax expense	50,403	13,321	39,632	37,155
Net income	$110,734	$110,143	$103,284	$107,516

EPS
- Basic	$0.77	$0.76	$0.72	$0.75
- Diluted	$0.76	$0.76	$0.71	$0.74
Weighted-average number of shares outstanding
- Basic	144,166	144,122	144,101	143,958
- Diluted	145,428	145,238	145,078	144,803
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20

Note 22 — Subsequent Events

On January 25, 2018, the Company’s Board of Directors declared first quarter 2018 cash dividends for the Company’s common stock. The common stock cash dividend of $0.20 per share was paid on February 15, 2018 to stockholders of record as of February 5, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2017, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (“SEC”). The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2017, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, issued an audit report on the effectiveness of internal control over financial reporting as of December 31, 2017. The audit report is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
East West Bancorp, Inc.:

Opinion on Internal Control over Financial Reporting
We have audited East West Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/KPMG LLP

Los Angeles, California
February 27, 2018

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

The following table presents the Company’s executive officers’ names, ages, positions and offices, and business experience during the last five years as of February 27, 2018. There is no family relationship between any of the Company’s executive officers or directors. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

Name	Age (1)	Positions and Offices, and Business Experience
Dominic Ng	59	Chairman and Chief Executive Officer of the Company and the Bank since 1992.
Gregory L. Guyett	54
President and Chief Operating Officer of the Company and the Bank since October 2016; 2015 - 2016: Executive Vice President of Corporate Development at Johnson Controls; 2014 - 2015: Co-Head of Banking and Head of Investment Banking, Asia Pacific, J.P. Morgan; 2013 - 2014: Chief Executive Officer for Greater China, J.P. Morgan.

Douglas P. Krause	61	Executive Vice President, Chief Risk Officer, General Counsel and Secretary of the Company and the Bank since 1996.
Irene H. Oh	40	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2010.
Andy Yen	60	Executive Vice President and Head of International and Commercial Banking since 2013; 2005 - 2013: Executive Vice President and Director of the Business Banking Division of the Bank.

(1)	As of February 27, 2018.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on the Company’s website at www.eastwestbank.com/govdocs.

Audit Committee Financial Experts

All members of the Audit Committee, namely Molly Campbell, Rudolph Estrada, Keith Renken and Lester Sussman, are independent of management. The Company’s Board of Directors has determined that Molly Campbell, Keith Renken and Lester Sussman are “Audit Committee Financial Experts,” as defined under Item 407 of Regulation S-K.

The other information required by this item will be set forth in the following sections of the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2017 and this information is incorporated herein by reference:

•	Summary Information About Director Nominees

•	Board of Directors and Nominees, Board Leadership Structure and Board Meetings and Committees under the heading “Proposal 1: Election of Directors”

•	Section 16(a) Beneficial Ownership Reporting Compliance

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the Company’s executive compensation is included in the 2018 Proxy Statement in the following sections “Director Compensation” under the heading “Proposal 1 : Election of Directors” and “Compensation Discussion and Analysis” and “Report by Compensation Committee” under the heading “ Compensation of Executive Officers.” The information is incorporated into this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the 2018 Proxy Statement under the heading “Stock Ownership of Principal Stockholders, Directors and Management.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s employee equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	4,719,444	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,719,444

(1)	Represents future shares available under the shareholder-approved 2016 Stock Incentive Plan effective May 24, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is included in the 2018 Proxy Statement under the section “Director Independence, Financial Experts and Risk Management Experience” with the heading “Proposal 1: Election of Directors.” The information is incorporated into this item by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is included in the 2018 Proxy Statement in the following section “Proposal 3: Ratification of Auditors.” The information is incorporated into this item by reference.

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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

Glossary of Acronyms

ALCO	Asset/Liability Committee	IRS	Internal Revenue Service
AML	Anti-Money Laundering	KBW	Keefe, Bruyette and Woods
AOCI	Accumulated other comprehensive income (loss)	KRX	Keefe, Bruyette and Woods NASDAQ Regional
ASC	Accounting Standards Codification		Banking Index
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
BHCA	Bank Holding Company Act of 1956, as amended	MD&A	Management’s Discussion and Analysis of Financial
BSA	Bank Secrecy Act		Condition and Results of Operations
C&I	Commercial and industrial	MOU	Memorandum of Understanding
CAMELS	Capital adequacy, asset quality, management, earnings,	NASDAQ	NASDAQ Global Select Market
	liquidity and sensitivity	NOLs	Net operating losses
CAP	Compliance Assurance Process	Non-PCI	Non-purchased credit impaired
CET1	Common Equity Tier 1	OFAC	Office of Foreign Assets Control
CFPB	Consumer Financial Protection Bureau	OREO	Other real estate owned
COSO	Committee of Sponsoring Organizations of the	OTTI	Other-than-temporary impairment
	Treadway Commission	PCA	Prompt Corrective Action
CRA	Community Reinvestment Act	PCI	Purchased credit impaired
CRE	Commercial real estate	RMB	Chinese Renminbi
DBO	California Department of Business Oversight	RPAs	Credit risk participation agreements
DCB	Desert Community Bank	RSAs	Restricted stock awards
DIF	Deposit Insurance Fund	RSUs	Restricted stock units
DRR	Designated Reserve Ratio	S&P	Standard & Poor’s
EPS	Earnings per share	SBLCs	Standby letters of credit
EVE	Economic value of equity	SEC	U.S. Securities and Exchange Commission
EWIS	East West Insurance Services, Inc.	SERP	Supplemental Executive Retirement Plan
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
FDIA	Federal Deposit Insurance Act, as amended	UCB	United Commercial Bank
FDIC	Federal Deposit Insurance Corporation	U.S.	United States
FHLB	Federal Home Loan Bank	U.S. GAAP	United States Generally Accepted Accounting Principles
FinCEN	Financial Crimes Enforcement Network	USD	U.S. Dollar
FRB	Federal Reserve Bank of San Francisco	WFIB	Washington First International Bank
HELOCs	Home equity lines of credit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2018

EAST WEST BANCORP INC. (Registrant)

		By	/s/ DOMINIC NG
Dominic Ng
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOMINIC NG	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2018
Dominic Ng

/s/ IRENE H. OH	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018
Irene H. Oh

/s/ MOLLY CAMPBELL	Director	February 27, 2018
Molly Campbell

/s/ IRIS CHAN	Director	February 27, 2018
Iris Chan

/s/ RUDOLPH I. ESTRADA	Lead Director	February 27, 2018
Rudolph I. Estrada

/s/ PAUL H. IRVING	Director	February 27, 2018
Paul H. Irving

/s/ HERMAN Y. LI	Director	February 27, 2018
Herman Y. Li

/s/ JACK C. LIU	Director	February 27, 2018
Jack C. Liu

/s/ KEITH W. RENKEN	Director	February 27, 2018
Keith W. Renken

/s/ LESTER M. SUSSMAN	Director	February 27, 2018
Lester M. Sussman

EXHIBIT INDEX

Exhibit No.	Exhibit Description
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

10.1.1
Form of Employment Agreement – Mr. Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Registration Statement on Form S-4/A filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.1.2
Form of Amendment to Employment Agreement – Mr. Ng* [Incorporated by reference to Exhibit 10.1.2 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on February 27, 2017 (File No. 000-24939).]

10.2.1
Form of Employment Agreement – Mr. Krause* [Incorporated by reference to Exhibit 10.5 from Registrant’s Registration Statement on Form S-4/A filed with the Commission on November 13, 1998 (File No. 333-63605).]

10.2.2
Form of Amendment to Employment Agreement – Mr. Krause* [Incorporated by reference to Exhibit 10.2.2 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on February 27, 2017 (File No. 000-24939).]

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

Exhibit No.	Exhibit Description
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

10.7.4
1998 Non-Qualified Stock Option Program for Employees and Independent Contractors* [Incorporated by reference to Exhibit 10.2 from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).]

10.7.5
East West Bancorp, Inc. 2017 Performance-Based Bonus Plan, as amended. [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 19, 2017 (File No.000-24939).]

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