Form 10-Q
period 2018-03-31
EAST WEST BANCORP INC
filed 2018-05-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 144,898,007 shares as of April 30, 2018.

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

•	heightened regulatory and governmental oversight and scrutiny of the Company’s business practices, including dealings with consumers;

•	changes in the economy of and monetary policy in the People’s Republic of China;

•	changes in income tax laws and regulations and the impact of the Tax Cuts and Jobs Act;

•	impact of other potential federal tax changes and spending cuts;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board or other regulatory agencies and their impact on critical accounting policies and assumptions;

•	changes in the equity and debt securities markets;

•	future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;

•	fluctuations in the Company’s stock price;

•	fluctuations in foreign currency exchange rates;

•	success and timing of the Company’s business strategies;

•	ability of the Company to adopt and successfully integrate new technologies into its business in a strategic manner;

•	impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations and legal actions;

•	impact of adverse judgments or settlements in litigation;

•	impact of regulatory enforcement actions;

•	changes in the Company’s ability to receive dividends from its subsidiaries;

•	impact of political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•	impact of natural or man-made disasters or calamities or conflicts or other events that may directly or indirectly result in a negative impact on the Company’s financial performance;

•	continuing consolidation in the financial services industry;

•	the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;

•	impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the Company’s business, business practices and cost of operations;

•	impact of adverse changes to the Company’s credit ratings from the major credit rating agencies;

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

•
a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increased funding costs, reduced investor demand for mortgage loans and declines in asset values and/or recognition of other-than-temporary impairment on securities held in the Company’s available-for-sale investment securities portfolio;

•	the Company’s ability to retain key officers and employees; and

•	any future strategic acquisitions or divestitures.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018, under the heading Item 1A. Risk Factors and the information set forth under Item 1A. Risk Factors in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$413,017	$457,181
Interest-bearing cash with banks	1,901,921	1,717,411
Cash and cash equivalents	2,314,938	2,174,592
Interest-bearing deposits with banks	478,871	398,422
Securities purchased under resale agreements (“resale agreements”)	1,050,000	1,050,000
Securities:
Available-for-sale investment securities, at fair value (includes assets pledged as collateral of $498,658 in 2018 and $534,327 in 2017)	2,811,416	3,016,752
Restricted equity securities, at cost	73,787	73,521
Loans held-for-sale	46,181	85
Loans held-for-investment (net of allowance for loan losses of $297,654 in 2018 and $287,128 in 2017; includes assets pledged as collateral of $19,495,480 in 2018 and $18,880,598 in 2017)	29,257,594	28,688,590
Investments in qualified affordable housing partnerships, net	160,574	162,824
Investments in tax credit and other investments, net	246,183	224,551
Premises and equipment (net of accumulated depreciation of $109,126 in 2018 and $111,898 in 2017)	119,733	121,209
Goodwill	465,547	469,433
Branch assets held-for-sale	—	91,318
Other assets	668,334	678,952
TOTAL	$37,693,158	$37,150,249
LIABILITIES
Deposits:
Noninterest-bearing	$11,763,936	$10,887,306
Interest-bearing	20,844,841	20,727,757
Total deposits	32,608,777	31,615,063
Branch liability held-for-sale	—	605,111
Short-term borrowings	30,277	—
Federal Home Loan Bank (“FHLB”) advances	324,451	323,891
Securities sold under repurchase agreements (“repurchase agreements”)	50,000	50,000
Long-term debt	166,640	171,577
Accrued expenses and other liabilities	534,258	542,656
Total liabilities	33,714,403	33,308,298
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 165,544,235 and 165,214,770 shares issued in 2018 and 2017, respectively	166	165
Additional paid-in capital	1,746,541	1,755,330
Retained earnings	2,740,179	2,576,302
Treasury stock, at cost — 20,671,710 shares as of both 2018 and 2017	(452,327)	(452,327)
Accumulated other comprehensive loss (“AOCI”), net of tax	(55,804)	(37,519)
Total stockholders’ equity	3,978,755	3,841,951
TOTAL	$37,693,158	$37,150,249

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$337,904	$272,061
Investment securities	15,456	15,247
Resale agreements	6,934	9,468
Restricted equity securities	634	777
Interest-bearing cash and deposits with banks	10,945	5,116
Total interest and dividend income	371,873	302,669
INTEREST EXPENSE
Deposits	39,136	23,672
Federal funds purchased and other short-term borrowings	7	413
FHLB advances	2,260	2,030
Repurchase agreements	2,306	3,143
Long-term debt	1,471	1,289
Total interest expense	45,180	30,547
Net interest income before provision for credit losses	326,693	272,122
Provision for credit losses	20,218	7,068
Net interest income after provision for credit losses	306,475	265,054
NONINTEREST INCOME
Branch fees	10,430	9,924
Letters of credit fees and foreign exchange income	9,602	11,441
Ancillary loan fees and other income	5,581	4,982
Wealth management fees	2,953	4,335
Derivative fees and other income	6,690	2,506
Net gains on sales of loans	1,582	2,754
Net gains on sales of available-for-sale investment securities	2,129	2,474
Net gains on sales of fixed assets	1,086	72,007
Net gain on sale of business	31,470	—
Other fees and operating income	2,921	5,405
Total noninterest income	74,444	115,828
NONINTEREST EXPENSE
Compensation and employee benefits	95,234	84,603
Occupancy and equipment expense	16,880	15,640
Deposit insurance premiums and regulatory assessments	6,273	5,929
Legal expense	2,255	3,062
Data processing	3,401	2,947
Consulting expense	2,352	1,919
Deposit related expense	2,679	2,365
Computer software expense	5,054	3,968
Other operating expense	17,607	18,085
Amortization of tax credit and other investments	17,400	14,360
Total noninterest expense	169,135	152,878
INCOME BEFORE INCOME TAXES	211,784	228,004
INCOME TAX EXPENSE	24,752	58,268
NET INCOME	$187,032	$169,736
EARNINGS PER SHARE (“EPS”)
BASIC	$1.29	$1.18
DILUTED	$1.28	$1.16
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	144,664	144,249
DILUTED	145,939	145,732
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$187,032	$169,736
Other comprehensive (loss) income, net of tax:
Net changes in unrealized (losses) gains on available-for-sale investment securities	(18,812)	3,621
Foreign currency translation adjustments	6,798	1,007
Other comprehensive (loss) income	(12,014)	4,628
COMPREHENSIVE INCOME	$175,018	$174,364

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2017	144,167,451	$1,727,598	$2,187,676	$(439,387)	$(48,146)	$3,427,741
Net income	—	—	169,736	—	—	169,736
Other comprehensive income	—	—	—	—	4,628	4,628
Stock compensation costs	—	5,151	—	—	—	5,151
Net activity of common stock pursuant to various stock compensation plans and agreements	294,115	—	—	(12,154)	—	(12,154)
Cash dividends on common stock	—	—	(29,148)	—	—	(29,148)
BALANCE, MARCH 31, 2017	144,461,566	$1,732,749	$2,328,264	$(451,541)	$(43,518)	$3,565,954
BALANCE, JANUARY 1, 2018	144,543,060	$1,755,495	$2,576,302	$(452,327)	$(37,519)	$3,841,951
Cumulative effect of change in accounting principle related to marketable equity securities (1)	—	—	(545)	—	385	(160)
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (2)	—	—	6,656	—	(6,656)	—
Net income	—	—	187,032	—	—	187,032
Other comprehensive loss	—	—	—	—	(12,014)	(12,014)
Stock compensation costs	—	6,158	—	—	—	6,158
Net activity of common stock pursuant to various stock compensation plans and agreements	329,465	(14,946)	—	—	—	(14,946)
Cash dividends on common stock	—	—	(29,266)	—	—	(29,266)
BALANCE, MARCH 31, 2018	144,872,525	$1,746,707	$2,740,179	$(452,327)	$(55,804)	$3,978,755

(1)
Represents the impact of the adoption in the first quarter of 2018 of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Refer to Note 2 — Current Accounting Developments to the Consolidated Financial Statements for additional information.

(2)
Represents amounts reclassified from AOCI to retained earnings due to the early adoption of ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income during the first quarter of 2018. Refer to Note 2 — Current Accounting Developments to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$187,032	$169,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,858	33,061
Accretion of discount and amortization of premiums, net	(2,680)	(4,931)
Stock compensation costs	6,158	5,151
Deferred income tax expense	677	2,295
Provision for credit losses	20,218	7,068
Net gains on sales of loans	(1,582)	(2,754)
Net gains on sales of available-for-sale investment securities	(2,129)	(2,474)
Net gains on sales of premises and equipment	(1,086)	(72,007)
Net gain on sale of business	(31,470)	—
Originations and purchases of loans held-for-sale	(4,617)	(4,287)
Proceeds from sales and paydowns/payoffs in loans held-for-sale	2,545	4,773
Proceeds from distributions received from equity method investees	887	8
Net change in accrued interest receivable and other assets	14,465	93,647
Net change in accrued expenses and other liabilities	(570)	(37,791)
Other net operating activities	148	(5,220)
Total adjustments	30,822	16,539
Net cash provided by operating activities	217,854	186,275
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans held-for-investment	(619,671)	(1,085,449)
Interest-bearing deposits with banks	(71,203)	75,140
Investments in qualified affordable housing partnerships, tax credit and other investments	(22,799)	(39,531)
Payment for sale of business, net of cash transferred	(503,687)	—
Purchases of:
Resale agreements	—	(200,000)
Available-for-sale investment securities	(157,933)	(50,936)
Loans held-for-investment	(80,077)	(147,242)
Premises and equipment	(1,757)	(1,191)
Proceeds from sale of:
Available-for-sale investment securities	214,790	302,656
Loans held-for-investment	112,964	276,643
Other real estate owned (“OREO”)	2,716	3,958
Premises and equipment	—	116,021
Paydowns and maturities of resale agreements	—	400,000
Proceeds from distributions received from equity method investees	629	1,169
Repayments, maturities and redemptions of available-for-sale investment securities	87,677	125,006
Other net investing activities	(1,967)	10,355
Net cash used in investing activities	(1,040,318)	(213,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	964,380	646,188
Short-term borrowings	30,215	(18,524)
Payments for:
Repayment of long-term debt	(5,000)	(5,000)
Repurchase of vested shares due to employee tax liability	(14,946)	(12,154)
Cash dividends on common stock	(30,235)	(30,039)
Net cash provided by financing activities	944,414	580,471
Effect of exchange rate changes on cash and cash equivalents	18,396	2,795
NET INCREASE IN CASH AND CASH EQUIVALENTS	140,346	556,140
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,174,592	1,878,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,314,938	$2,434,643

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest paid	$43,218	$30,361
Income taxes paid (refunded), net	$10,084	$(230)
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$155,767	$278,024

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s various subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of March 31, 2018, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Trusts are not included on the Consolidated Financial Statements.

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

The current period’s results of operations are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the Consolidated Financial Statements are issued for inclusion in the accompanying Consolidated Financial Statements. The unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission on February 27, 2018 (the “Company’s 2017 Form 10-K”).

Note 2 — Current Accounting Developments

New Accounting Pronouncements Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue for contracts to provide goods or services to customers. ASU 2014-09 also requires new quantitative and qualitative disclosures including the disaggregation of revenues and descriptions of performance obligations. The Company’s revenue is comprised of net interest income and noninterest income. The scope of this new guidance explicitly excludes net interest income, as well as other revenues from financial instruments including loans, leases, securities and derivatives. Accordingly, the majority of the Company’s revenues will not be affected. In addition, the new standard does not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the new standard. The Company adopted this guidance as of January 1, 2018 using the modified retrospective method where there was no cumulative effect adjustment to retained earnings as a result of adopting this new standard. In addition, the standard did not have a material impact on our consolidated financial statements. The Company has provided a disaggregation of the significant categories of revenues within the scope of this guidance and expanded the qualitative disclosures of the Company’s noninterest income. See Note 12 — Revenue from Contracts with Customers for additional information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. With the exception of the amendments related to equity investments without readily determinable fair values and the use of exit price to measure the fair value of financial instruments for disclosure purposes that will be adopted prospectively, the Company adopted all the other amendments of the standard effective January 1, 2018 on a modified retrospective basis. ASU 2016-01 requires investments in marketable equity securities to be accounted for at fair value with unrealized gains or losses reflected in earnings. As of the date of adoption, the Company reclassified approximately $31.9 million of marketable equity securities that were previously classified as Available-for-sale investment securities, at fair value to Investment in tax credits and other investments, net. In addition, the Company recorded a cumulative-effect adjustment as of January 1, 2018 that reduced retained earnings by $545 thousand and increased AOCI by $385 thousand. The guidance also provides a measurement alternative for equity securities without readily determinable fair values to be measured at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer. Such price changes (if any) are reflected in earnings beginning in the period of adoption. The Company elected the measurement alternative for its privately held cost method investments of $11.4 million. No cumulative-effect adjustment to retained earnings was recorded related to the adoption of this guidance. The Company’s investments in the Federal Reserve Bank of San Francisco (“FRB”) and FHLB stock are not subject to this guidance and continue to be accounted for at cost. In addition, ASU 2016-01 eliminated the requirement to disclose methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the Consolidated Balance Sheet. Furthermore, for purposes of disclosing the fair value of financial instruments carried at amortized cost, the Company has updated its valuation methods as necessary to conform to an exit price concept as required by ASU 2016-01.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on eight specific issues related to classification on the Consolidated Statement of Cash Flows. The specific issues cover cash payments for debt prepayment or debt extinguishment costs; cash outflows for settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments that are not made soon after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; and beneficial interests received in securitization transactions. The guidance also clarifies that in instances of cash flows with multiple aspects that cannot be separately identified, the classification should be based on the activity that is likely to be the predominant source or use of the cash flows. The Company adopted this guidance in the first quarter of 2018 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the Company to include those amounts that are deemed to be restricted cash and restricted cash equivalents in its cash and cash equivalents balances on the Consolidated Statement of Cash Flows. In addition, the Company is required to explain the changes in the combined total of restricted and unrestricted balances on the Consolidated Statement of Cash Flows. The Company adopted this guidance in the first quarter of 2018 on a retrospective basis. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 narrows the definition of a business by adding an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If the screen is met, the set is not a business. ASU 2017-01 also specifies the minimum required inputs and processes necessary to be a business, and it removes the requirement to evaluate a market participant’s ability to replace missing elements when all of the inputs or processes that the seller used in operating a business were not obtained. ASU 2017-01 became effective on January 1, 2018. The Company adopted this guidance in the first quarter of 2018. This guidance is to be applied prospectively and did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The guidance does not require any accounting changes for debt securities held at a discount; the discount continues to be amortized as an adjustment of yield over the contractual life (to maturity) of the instrument. ASU 2017-08 is effective on January 1, 2019, with early adoption permitted. The guidance should be applied using a modified retrospective transition method, with the cumulative-effect adjustment recognized to retained earnings as of the beginning of the period of adoption. The Company has elected to early adopt this guidance in the first quarter of 2018. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 was effective on January 1, 2018, with early adoption permitted. The Company adopted the guidance in the first quarter of 2018 prospectively. The adoption did not have an impact on the Company’s Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This guidance better aligns the Company’s risk management activities and financial reporting for hedging relationships through changes to both the description and measurement guidance for qualifying hedging relationships. The guidance also changes the presentation of hedge results, expands and refines hedge accounting for both nonfinancial and financial risk components, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item on the Consolidated Financial Statements. ASU 2017-12 is effective on January 1, 2019 by modified retrospective method, with early adoption permitted. The Company has elected to early adopt this guidance in the first quarter of 2018, and the adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Under current U.S. GAAP, deferred tax assets and liabilities are to be adjusted for the effect of a change in tax laws or rates included in net income of the reporting period that includes the enactment date. This accounting treatment resulted in the tax effect of items within AOCI not reflecting the appropriate tax rate. This guidance permits companies to reclassify the stranded tax effects resulting from the Tax Act from AOCI to retained earnings. The guidance is effective on January 1, 2019 with early adoption permitted. The Company has elected to early adopt this guidance in the first quarter of 2018 retrospectively. The Company has identified the unrealized losses for available-for-sale securities to be the only item in AOCI with stranded tax effects, and made a policy election to reclassify the related stranded tax effects using the “investment-by-investment” approach. The adoption of the guidance resulted in a cumulative-effect adjustment as of January 1, 2018 that increased retained earnings by $6.7 million and reduced AOCI by the same amount.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability in the accounting for lease transactions. The guidance requires lessees to recognize right-of-use assets and related lease liabilities for all leases with lease terms of more than 12 months on the Consolidated Balance Sheet, and provide quantitative and qualitative disclosures regarding key information about the leasing arrangements. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. ASU 2016-02 is effective on January 1, 2019, with early adoption permitted. The guidance should be applied using a modified retrospective transition method through a cumulative-effect adjustment. The Company has completed its review of its existing lease contracts and service contracts that may include embedded leases and is in the process of implementing a new system to address this guidance. The Company expects the adoption of ASU 2016-02 to result in additional assets and liabilities, as the Company will be required to recognize operating leases on its Consolidated Balance Sheet. The Company does not expect a material impact to its recognition of operating lease expense on its Consolidated Statement of Income and is in the process of evaluating the impacts of adopting the new accounting guidance on its disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new current expected credit loss (“CECL”) impairment model applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loan receivables, available-for-sale and held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted in each period for changes in expected lifetime credit losses. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses, and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The guidance should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. While the Company is still evaluating the impact on its Consolidated Financial Statements, the Company expects that ASU 2016-13 may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses provides for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; 2) the nonaccretable difference on the purchased credit impaired (“PCI”) loans will be recognized as an allowance, offset by an increase in the carrying value of the PCI loans; and 3) an allowance may be established for estimated credit losses on available-for-sale debt securities. The Company has begun its implementation efforts by identifying key interpretive issues, assessing its processes and identifying the system requirements against the new guidance to determine what modifications may be required. The implementation efforts also involve, but are not limited to, assessing potential macroeconomic factors that will be used to determine the reasonable and supportable forecast period.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment. Under this guidance, an entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The guidance also eliminates the requirement to perform a qualitative assessment for any reporting units with a zero or negative carrying amount. ASU 2017-04 is effective on January 1, 2020 and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests with measurement dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

Note 3 — Dispositions and Held-for-Sale

In the first quarter of 2017, the Company completed the sale and leaseback of a commercial property in San Francisco, California for cash consideration of $120.6 million, and entered into a leaseback with the buyer for part of the property, consisting of a retail branch and office facilities. The net book value of the property was $31.6 million at the time of the sale, resulting in a pre-tax gain of $85.4 million after considering $3.6 million in selling costs. As the leaseback is an operating lease, $71.7 million of the gain was recognized on the closing date, and $13.7 million was deferred and will be recognized over the term of the lease agreement.

The Company reports a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specific criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation and amortization expense are not recorded with respect to the assets of a business after it is classified as held-for-sale.

On November 11, 2017, the Bank entered into a Purchase and Assumption Agreement to sell all of its eight Desert Community Bank (“DCB”) branches located in the High Desert area of Southern California, and related assets and liabilities to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. The Company determined that this transaction met the criteria for held-for-sale as of December 31, 2017. Branch assets held-for-sale as of December 31, 2017 were largely comprised of $78.1 million in loans held-for-sale and $8.0 million in premises and equipment, net. Branch liability held-for-sale as of December 31, 2017 was comprised of $605.1 million in deposits.

The sale of the Bank’s eight DCB branches was completed on March 17, 2018. The assets and liabilities of the DCB branches that were sold in this transaction included primarily $613.7 million of deposits, $59.1 million of loans, $9.0 million of cash and cash equivalents and $7.9 million of premises and equipment. The transaction resulted in a net cash payment of $499.9 million by the Company to Flagstar Bank. After transaction costs, the sale resulted in a pre-tax gain of $31.5 million in the three months ended March 31, 2018, which was reported as Net gain on sale of business on the Consolidated Statement of Income.

Note 4 — Fair Value Measurement and Fair Value of Financial Instruments

Fair Value Determination

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
Valuation is based on quoted prices for similar instruments traded in active markets; quoted prices for identical or similar instruments traded in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities on a recurring basis, as well as the general classification of these instruments pursuant to the valuation hierarchy.

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

 Equity Securities — Equity securities were comprised of mutual funds as of both March 31, 2018 and December 31, 2017. The Company uses Net Asset Value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Swaps and Options — The Company enters into interest rate swap and option contracts with institutional counterparties to hedge against interest rate swap and option products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or option contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps).  In addition, to comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, model-derived credit spreads. As of March 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Foreign Exchange Spot and Forwards — The Company enters into short-term foreign exchange contracts to purchase/sell foreign currencies at set rates in the future. These contracts economically hedge against foreign exchange rate fluctuations. The Company also enters into contracts with institutional counterparties to hedge against foreign exchange products offered to bank customers. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. The Company assumes minimal foreign exchange rate risk because the contracts with the customer and the institutional party mirror each other. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. During the three months ended March 31, 2018, the Company entered into foreign currency forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-US Dollar (“USD”) functional currency subsidiary in China. These foreign currency forward contracts were designated as net investment hedges. As of December 31, 2017, foreign exchange forward contracts were used to economically hedge the Company’s net investment in East West Bank (China) Limited. The fair value of foreign currency forward contracts is valued by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include forward rates and the interest rate curves of the domestic and foreign currency. Interest rate forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Risk Participation Agreements (“RPAs”) — The Company has entered into RPAs with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Accordingly, RPAs fall within Level 2.

Equity warrants — The Company has obtained warrants to purchase preferred and common stock of technology and life sciences companies as part of the loan origination process. As of March 31, 2018 and December 31, 2017, the warrants included on the Consolidated Financial Statements were from public and private companies. The Company valued these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. For the private company warrants that are expected to be exercised under known merger and acquisition (“M&A”) events associated with the portfolio company, the estimated fair value has been further adjusted based on non-public information considering the most likely outcome from the M&A events, where applicable. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a sensitivity analysis on the option volatility and liquidity discount assumptions is performed.

Commodity Options — The Company enters into energy commodity contracts in the form of options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. The fair value of the commodity contract is determined using the Black’s option pricing model utilizing expectation of future commodity price and volatility. The future commodity contract price is derived from observable inputs such as dealer quotes. The Company classifies these instruments as Level 2 due to the observable nature of the significant inputs utilized.

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

($ in thousands)	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of March 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities (1):
U.S. Treasury securities	$651,830	$651,830	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	233,016	—	233,016	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	339,834	—	339,834	—
Residential mortgage-backed securities	989,453	—	989,453	—
Municipal securities	74,076	—	74,076	—
Non-agency residential mortgage-backed securities:
Investment grade	8,404	—	8,404	—
Corporate debt securities:
Investment grade	35,858	—	35,858	—
Foreign bonds:
Investment grade	478,945	—	478,945	—
Total available-for-sale investment securities	$2,811,416	$651,830	$2,159,586	$—

Investments in tax credit and other investments:
Equity securities with readily determinable fair value (2)	$30,987	$20,489	$10,498	$—
Total investments in tax credit and other investments	$30,987	$20,489	$10,498	$—

Derivative assets(3):
Interest rate swaps and options	$51,933	$—	$51,933	$—
Foreign exchange spot and forwards	6,087	—	6,087	—
RPAs	1	—	1	—
Equity warrants	1,513	—	582	931
Commodity options	297	—	297	—
Total derivative assets	$59,831	$—	$58,900	$931

Derivative liabilities:
Interest rate swaps (3)	$8,251	$—	$8,251	$—
Foreign exchange forwards (1)	1,154	—	1,154	—
Interest rate swaps and options (3)	72,893	—	72,893	—
Foreign exchange spot and forwards (3)	4,066	—	4,066	—
RPAs (3)	21	—	21	—
Commodity options (3)	288	—	288	—
Total derivative liabilities	$86,673	$—	$86,673	$—

(1)	Changes in fair value of these financial instruments are recorded through other comprehensive income.

(2)	Equity securities with readily determinable fair value were comprised of mutual funds as of March 31, 2018. These securities are held at NAV and changes in fair value are recorded through net income.
(3)    Changes in fair value of these financial instruments are recorded through net income.

($ in thousands)	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities (1):
U.S. Treasury securities	$640,280	$640,280	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	203,392	—	203,392	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	318,957	—	318,957	—
Residential mortgage-backed securities	1,190,271	—	1,190,271	—
Municipal securities	99,982	—	99,982	—
Non-agency residential mortgage-backed securities:
Investment grade	9,117	—	9,117	—
Corporate debt securities:
Investment grade	37,003	—	37,003	—
Foreign bonds:
Investment grade	486,408	—	486,408	—
Other securities	31,342	20,735	10,607	—
Total available-for-sale investment securities	$3,016,752	$661,015	$2,355,737	$—

Derivative assets (2):
Interest rate swaps and options	$58,633	$—	$58,633	$—
Foreign exchange spot and forwards	5,840	—	5,840	—
RPAs	1	—	1	—
Equity warrants	1,672	—	993	679
Total derivative assets	$66,146	$—	$65,467	$679

Derivative liabilities (2):
Interest rate swaps	$6,799	$—	$6,799	$—
Interest rate swaps and options	57,958	—	57,958	—
Foreign exchange spot and forwards	10,170	—	10,170	—
RPAs	8	—	8	—
Total derivative liabilities	$74,935	$—	$74,935	$—

(1)	Changes in fair value of these financial instruments are recorded through other comprehensive income.

(2)	Changes in fair value of these financial instruments are recorded through net income.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. As of March 31, 2018 and December 31, 2017, the only assets measured on a recurring basis that were classified as Level 3 were equity warrants issued by private companies. The following table presents a reconciliation of the beginning and ending balances for these warrants for the three months ended March 31, 2018:

($ in thousands)	Three Months Ended March 31, 2018
Equity warrants
Beginning balance	$679
Total gains for the period included in earnings (1):	244
Issuances	8
Ending balance	$931

(1)	Unrealized gains of warrant income are included in Ancillary loan fees and other income on the Consolidated Statement of Income.

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair value of the assets and liabilities become unobservable or observable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers of assets and liabilities measured on a recurring basis into and out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2018 and 2017.

The following table presents quantitative information about significant unobservable inputs used in the valuation of assets measured on a recurring basis classified as Level 3 as of March 31, 2018. Significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets or liabilities. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets or liabilities would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Input(s)	Weighted- Average
Derivative assets:
Equity warrants	$931	Black-Scholes option pricing model	Volatility	48%
			Liquidity discount	47%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. The adjustments to fair value generally require the assets to be recorded at the lower of cost or fair value, or assessed for impairment.

Assets measured at fair value on a nonrecurring basis include certain non-purchased credit impaired (“non-PCI”) loans that were impaired, OREO and loans held-for-sale. These fair value adjustments result from impairment on certain non-PCI loans, application of fair value less costs to sell on OREO or lower of cost or fair value on loans held-for-sale.

Non-PCI Impaired Loans — The Company typically adjusts the carrying amount of impaired loans when there is evidence of probable loss and when the expected fair value of the loan is less than its carrying amount. Impaired loans with specific reserves are classified as Level 3 assets. The following two methods are used to derive the fair value of impaired loans:

•	Discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of the loan and then discounting those cash flows.

•
The Company establishes a specific reserve for an impaired loan based on the fair value of the underlying collateral (which may take the form of real estate, inventory, equipment, contracts or guarantees). The fair value of the underlying collateral is generally based on third party appraisals (or internal evaluation if a third party appraisal is not required by regulations), which utilize one or more valuation techniques (income, market and/or cost approaches).

Other Real Estate Owned — The Company’s OREO represents properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment, which are recorded at estimated fair value less the costs to sell at the time of foreclosure and at the lower of cost or estimated fair value less the costs to sell subsequent to acquisition. On a monthly basis, the current fair market value of each OREO property is reviewed to ensure that the current carrying value is appropriate. OREO properties are classified as Level 3.

The following tables present the carrying amounts of assets included on the Consolidated Balance Sheet that had fair value changes measured on a nonrecurring basis as of March 31, 2018 and December 31, 2017:

	Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2018
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial lending:
Commercial and industrial (“C&I”)	$29,403	$—	$—	$29,403
Commercial real estate (“CRE”)	5,171	—	—	5,171
Consumer lending:
Single-family residential	2,600	—	—	2,600
Total non-PCI impaired loans	$37,174	$—	$—	$37,174

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2017
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial lending:
C&I	$31,404	$—	$—	$31,404
CRE	2,667	—	—	2,667
Construction and land	3,973	—	—	3,973
Consumer lending:
Single-family residential	144	—	—	144
Total non-PCI impaired loans	$38,188	$—	$—	$38,188
OREO	$9	$—	$—	$9

The following table presents the fair value adjustments of assets measured on a nonrecurring basis recognized during the three months ended and included on the Consolidated Balance Sheet as of March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Non-PCI impaired loans:
Commercial lending:
C&I	$13,899	$32
CRE	95	(64)
Consumer lending:
Single-family residential	(15)	82
Other consumer	—	(1)
Total non-PCI impaired loans	$13,979	$49
OREO	$—	$(285)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of March 31, 2018 and December 31, 2017:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Input(s)	Weighted-Average
March 31, 2018
Non-PCI impaired loans	$28,596	Discounted cash flows	Discount	4% — 7%	5%
	$3,114	Fair value of property	Selling cost	8%	8%
	$4,849	Fair value of collateral	Discount	15% — 50%	39%
	$615	Fair value of collateral	Contract value	NM	NM
December 31, 2017
Non-PCI impaired loans	$22,802	Discounted cash flows	Discount	4% — 10%	6%
	$9,773	Fair value of property	Selling cost	8%	8%
	$3,207	Fair value of collateral	Discount	20% — 32%	29%
	$2,406	Fair value of collateral	Contract value	NM	NM
OREO	$9	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of March 31, 2018 and December 31, 2017, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in Note 4 — Fair Value Measurement and Fair Value of Financial Instruments. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, accrued interest payable and mortgage servicing rights, which are included in Other assets. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet. During the first quarter of 2018, the Company adopted ASU 2016-01 and has updated its valuation methods as necessary to conform to an “exit price” concept as required by ASU 2016-01.

($ in thousands)	March 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,314,938	$2,314,938	$—	$—	$2,314,938
Interest-bearing deposits with banks	$478,871	$—	$478,871	$—	$478,871
Resale agreements (1)	$1,050,000	$—	$1,026,415	$—	$1,026,415
Restricted equity securities	$73,787	$—	$73,787	$—	$73,787
Loans held-for-sale	$46,181	$—	$46,181	$—	$46,181
Loans held-for-investment, net	$29,257,594	$—	$—	$29,503,038	$29,503,038
Mortgage servicing rights	$7,659	$—	$—	$12,626	$12,626
Accrued interest receivable	$127,905	$—	$127,905	$—	$127,905
Financial liabilities:
Customer deposits:
Demand, checking, savings and money market deposits	$26,407,708	$—	$26,407,708	$—	$26,407,708
Time deposits	$6,201,069	$—	$6,177,010	$—	$6,177,010
Short-term borrowings	$30,277	$—	$30,277	$—	$30,277
FHLB advances	$324,451	$—	$335,788	$—	$335,788
Repurchase agreements (1)	$50,000	$—	$114,260	$—	$114,260
Long-term debt	$166,640	$—	$172,521	$—	$172,521
Accrued interest payable	$12,686	$—	$12,686	$—	$12,686

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of March 31, 2018, $400.0 million out of $450.0 million of repurchase agreements were eligible for netting against resale agreements.

($ in thousands)	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,174,592	$2,174,592	$—	$—	$2,174,592
Interest-bearing deposits with banks	$398,422	$—	$398,422	$—	$398,422
Resale agreements (1)	$1,050,000	$—	$1,035,158	$—	$1,035,158
Restricted equity securities	$73,521	$—	$73,521	$—	$73,521
Loans held-for-sale	$85	$—	$85	$—	$85
Loans held-for-investment, net	$28,688,590	$—	$—	$28,956,349	$28,956,349
Branch assets held-for-sale	$91,318	$5,143	$10,970	$78,132	$94,245
Mortgage servicing rights	$7,771	$—	$—	$11,324	$11,324
Accrued interest receivable	$121,719	$—	$121,719	$—	$121,719
Financial liabilities:
Customer deposits:
Demand, checking, savings and money market deposits	$25,974,314	$—	$25,974,314	$—	$25,974,314
Time deposits	$5,640,749	$—	$5,626,855	$—	$5,626,855
Branch liability held-for-sale	$605,111	$—	$—	$643,937	$643,937
FHLB advances	$323,891	$—	$335,901	$—	$335,901
Repurchase agreements (1)	$50,000	$—	$104,830	$—	$104,830
Long-term debt	$171,577	$—	$171,673	$—	$171,673
Accrued interest payable	$10,724	$—	$10,724	$—	$10,724

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of December 31, 2017, $400.0 million out of $450.0 million of repurchase agreements were eligible for netting against resale agreements.

Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Resale agreements are recorded at the values at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $1.45 billion as of both March 31, 2018 and December 31, 2017. The weighted-average interest rates were 2.55% and 2.43% as of March 31, 2018 and December 31, 2017, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the values at which the securities are sold. The collateral for the repurchase agreements is primarily comprised of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $450.0 million as of both March 31, 2018 and December 31, 2017. The weighted-average interest rates were 4.07% and 3.65% as of March 31, 2018 and December 31, 2017, respectively.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master repurchase agreements that provide the Company, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45-11. Collateral accepted includes securities that are not recognized on the Consolidated Balance Sheet. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheet against the related collateralized liability. Collateral accepted or pledged in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, but is usually delivered to and held by the third party trustees. The collateral amounts received/pledged are limited for presentation purposes to the related recognized asset/liability balance for each counterparty, and accordingly, do not include excess collateral received/pledged.

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017:

($ in thousands)	As of March 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments	Collateral Received		Net Amount
Resale agreements	$1,450,000	$(400,000)	$1,050,000	$—	$(1,037,413)	(1)	$12,587

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments	Collateral Pledged		Net Amount
Repurchase agreements	$450,000	$(400,000)	$50,000	$—	$(50,000)	(2)	$—

($ in thousands)	As of December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments	Collateral Received		Net Amount
Resale agreements	$1,450,000	$(400,000)	$1,050,000	$—	$(1,045,696)	(1)	$4,304

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments	Collateral Pledged		Net Amount
Repurchase agreements	$450,000	$(400,000)	$50,000	$—	$(50,000)	(2)	$—

(1)	Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

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

Note 6 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of available-for-sale investment securities carried at fair value, as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$668,670	$93	$(16,933)	$651,830
U.S. government agency and U.S. government sponsored enterprise debt securities	235,776	175	(2,935)	233,016
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	352,980	170	(13,316)	339,834
Residential mortgage-backed securities	1,008,235	1,844	(20,626)	989,453
Municipal securities	74,942	251	(1,117)	74,076
Non-agency residential mortgage-backed securities:
Investment grade (1)	8,547	—	(143)	8,404
Corporate debt securities:
Investment grade (1)	36,379	178	(699)	35,858
Foreign bonds:
Investment grade (1) (2)	505,364	—	(26,419)	478,945
Total available-for-sale investment securities	$2,890,893	$2,711	$(82,188)	$2,811,416

	As of December 31, 2017
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$651,395	$—	$(11,115)	$640,280
U.S. government agency and U.S. government sponsored enterprise debt securities	206,815	62	(3,485)	203,392
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	328,348	141	(9,532)	318,957
Residential mortgage-backed securities	1,199,869	3,964	(13,562)	1,190,271
Municipal securities	99,636	655	(309)	99,982
Non-agency residential mortgage-backed securities:
Investment grade (1)	9,136	3	(22)	9,117
Corporate debt securities:
Investment grade (1)	37,585	164	(746)	37,003
Foreign bonds:
Investment grade (1) (2)	505,396	24	(19,012)	486,408
Other securities (3)	31,887	—	(545)	31,342
Total available-for-sale investment securities	$3,070,067	$5,013	$(58,328)	$3,016,752

(1)
Available-for-sale investment securities rated BBB- or higher by Standard & Poor’s (“S&P”) or Baa3 or higher by Moody’s are considered investment grade.  Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade. Classifications are based on the lower of the credit ratings by S&P or Moody’s.

(2)	Fair value of foreign bonds include $448.5 million and $456.1 million of multilateral development bank bonds as of March 31, 2018 and December 31, 2017, respectively.

(3)
Other securities are comprised of mutual funds, which are equity securities with readily determinable fair value. Prior to the adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, these securities were reported as available-for-sale investment securities with changes in fair value recorded through other comprehensive income. Upon adoption of ASU 2016-01, which became effective January 1, 2018, these securities were reclassified from Available-for-sale investment securities to Investments in tax credit and other investments, net, with changes in fair value recorded through net income.

Unrealized Losses

The following tables present the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$170,103	$(3,130)	$457,952	$(13,803)	$628,055	$(16,933)
U.S. government agency and U.S. government sponsored enterprise debt securities	133,861	(2,157)	86,549	(778)	220,410	(2,935)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	117,057	(3,255)	192,874	(10,061)	309,931	(13,316)
Residential mortgage-backed securities	461,197	(8,362)	339,157	(12,264)	800,354	(20,626)
Municipal securities	24,618	(671)	8,323	(446)	32,941	(1,117)
Non-agency residential mortgage-backed securities:
Investment grade	8,404	(143)	—	—	8,404	(143)
Corporate debt securities:
Investment grade	—	—	10,742	(699)	10,742	(699)
Foreign bonds:
Investment grade	130,436	(5,010)	348,510	(21,409)	478,946	(26,419)
Total available-for-sale investment securities	$1,045,676	$(22,728)	$1,444,107	$(59,460)	$2,489,783	$(82,188)

	As of December 31, 2017
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$168,061	$(1,005)	$472,219	$(10,110)	$640,280	$(11,115)
U.S. government agency and U.S. government sponsored enterprise debt securities	99,935	(623)	85,281	(2,862)	185,216	(3,485)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	113,775	(2,071)	191,827	(7,461)	305,602	(9,532)
Residential mortgage-backed securities	413,621	(4,205)	361,809	(9,357)	775,430	(13,562)
Municipal securities	8,490	(123)	8,588	(186)	17,078	(309)
Non-agency residential mortgage-backed securities:
Investment grade	4,599	(22)	—	—	4,599	(22)
Corporate debt securities:
Investment grade	—	—	11,905	(746)	11,905	(746)
Foreign bonds:
Investment grade	103,149	(1,325)	352,239	(17,687)	455,388	(19,012)
Other securities(1)	31,215	(545)	—	—	31,215	(545)
Total available-for-sale investment securities	$942,845	$(9,919)	$1,483,868	$(48,409)	$2,426,713	$(58,328)

(1)
Other securities are comprised of mutual funds, which are equity securities with readily determinable fair value. Prior to the adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, these securities were reported as available-for-sale investment securities with changes in fair value recorded through other comprehensive income. Upon adoption of ASU 2016-01, which became effective January 1, 2018, these securities were reclassified from Available-for-sale investment securities, at fair value to Investments in tax credit and other investments, net, with changes in fair value recorded through net income.

For each reporting period, the Company examines all individual securities that are in an unrealized loss position for Other-Than-Temporary-Impairment (“OTTI”).  For a discussion of the factors and criteria the Company uses in analyzing securities for OTTI, see Note 1 — Summary of Significant Accounting Policies — Securities to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

The unrealized losses were primarily attributable to the yield curve movement, in addition to widened liquidity and credit spreads. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company believes that the gross unrealized losses detailed in the previous tables are temporary and no credit loss is expected. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, no impairment loss was recorded on the Company’s Consolidated Statement of Income for each of the three months ended March 31, 2018 and 2017. As of March 31, 2018, the Company had 192 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily comprised of 111 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 23 U.S. Treasury securities and 17 investment grade foreign bonds. In comparison, as of December 31, 2017, the Company had 165 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily comprised of 98 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 25 U.S. Treasury securities and 16 investment grade foreign bonds.

Other-Than-Temporary Impairment

No OTTI credit losses were recognized for each of the three months ended March 31, 2018 and 2017.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and tax expense related to the sales of available-for-sale investment securities for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018	2017
Proceeds from sales	$214,790	$302,656
Gross realized gains	$2,129	$2,474
Related tax expense	$628	$1,040

Scheduled Maturities of Investment Securities

The following table presents the scheduled maturities of available-for-sale investment securities as of March 31, 2018:

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$573,138	$549,190
Due after one year through five years	818,412	796,717
Due after five years through ten years	188,149	184,944
Due after ten years	1,311,194	1,280,565
Total available-for-sale investment securities	$2,890,893	$2,811,416

Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

Available-for-sale investment securities with fair value of $498.7 million and $534.3 million as of March 31, 2018 and December 31, 2017, respectively, were primarily pledged to secure repurchase agreements, public deposits, the FRB’s discount window and for other purposes required or permitted by law.

Restricted Equity Securities

Restricted equity securities include stock of the FRB and of the FHLB. Restricted equity securities are carried at cost as these securities do not have a readily determinable fair value. The following table presents the restricted equity securities as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018	December 31, 2017
FRB stock	$56,537	$56,271
FHLB stock	17,250	17,250
Total	$73,787	$73,521

Note 7 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate risk and foreign currency risk, and to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates are not significant to earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company’s investment in its China subsidiary, East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

The following table presents the total notional and gross fair value of the Company’s derivatives as of March 31, 2018 and December 31, 2017. The derivative asset and liability balances are presented on a gross basis, prior to the application of master netting arrangements, as included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	March 31, 2018				December 31, 2017
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$35,811		$—	$8,251	$35,811		$—	$6,799
Net investment hedges:
Foreign exchange forwards	97,464		—	1,154	—		—	—
Total derivatives designated as hedging instruments	$133,275		$—	$9,405	$35,811		$—	$6,799
Derivatives not designated as hedging instruments:
Interest rate swaps and options	$10,155,401		$51,933	$72,893	$9,333,860		$58,633	$57,958
Foreign exchange spot and forwards	895,788		6,087	4,066	770,215		5,840	10,170
Credit risk participation agreements	81,928		1	21	49,033		1	8
Equity warrants	—	(1)	1,513	—	—	(1)	1,672	—
Commodity options	—	(2)	297	288	—		—	—
Total derivatives not designated as hedging instruments	$11,133,117		$59,831	$77,268	$10,153,108		$66,146	$68,136

(1)
The Company held four warrants in public companies and 24 warrants in private companies as of March 31, 2018. The Company held four warrants in public companies and 23 warrants in private companies as of December 31, 2017.

(2)	The notional amount of the Company’s commodity option contracts entered with its customers and Chicago Mercantile Exchange (“CME”) totaled 216,000 barrels of oil each as of March 31, 2018.

Derivatives Designated as Hedging Instruments

Fair Value Hedges — The Company is exposed to changes in the fair value of certain fixed rate certificates of deposit due to changes in the benchmark interest rate, the London Interbank Offered Rate. The Company entered into interest rate swaps, which were designated as fair value hedges. The interest rate swaps involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount.

The total notional amounts of the interest rate swaps on certificates of deposit were $35.8 million as of both March 31, 2018 and December 31, 2017. The fair value liabilities of the interest rate swaps were $8.3 million and $6.8 million as of March 31, 2018 and December 31, 2017, respectively.

The following table presents the net (losses) gains recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018	2017
(Losses) gains recorded in interest expense:
Recognized on interest rate swaps	$(1,452)	$(817)
Recognized on certificates of deposit	$1,279	$688

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of the hedged certificates of deposit as of March 31, 2018:

($ in thousands)	March 31, 2018
	Hedged Items Currently Designated
	Carrying Amount of the Hedged Assets (Liabilities) (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
Certificates of deposit	$(29,779)	$6,024

(1)	The balance represents the full carrying amount of the hedged certificates of deposit as of the balance sheet date.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions, and ASC 815, Derivatives and Hedging, allows hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary of the Company in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate. The Company may de-designate the net investment hedges when the Company expects the hedge will cease to be highly effective. During the first quarter of 2017, the Company discontinued hedge accounting of the foreign currency forward contracts and continued to economically hedge its foreign currency exposure in its China subsidiary through foreign exchange forward contracts, which were included as part of the Derivatives Not Designated as Hedging Instruments — Foreign Exchange Contracts section. The cumulative effective portion of the net investment hedges recorded through the point of de-designation remained in the Foreign currency translation adjustment account within AOCI and will be reclassified into earnings only upon the sale or liquidation of the China subsidiary. During the first quarter of 2018, the Company entered into new foreign currency forward contracts designated as net investment hedges to hedge against the foreign currency exchange rate risk in connection with its investment in East West Bank (China) Limited.

As of March 31, 2018, the total notional amount and fair value of the foreign currency forward contracts designated as the net investment hedges were $97.5 million and a $1.2 million liability, respectively. As of December 31, 2017, there were no derivative contracts designated as net investment hedges. As a result of the adoption of ASU 2017-12, the Company recorded the total fair value change of $1.2 million in the Foreign Currency Translation Adjustment account within AOCI during the three months ended March 31, 2018. During the three months ended March 31, 2017, before the adoption of ASU 2017-12, the Company recorded a loss of $648 thousand in the Foreign Currency Translation Adjustment account within AOCI related to the effective portion of the net investment hedges, and a loss of $2.0 million in the Letters of credit fees and foreign exchange income on the Consolidated Statement of Income related to the ineffective portion of the net investment hedges.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps and Options — The Company enters into interest rate derivatives including interest rate swaps and options with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties such as LCH, as a central counterparty. As of March 31, 2018, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $5.11 billion for derivatives that were in an asset valuation position and $5.05 billion for derivatives that were in a liability valuation position. As of December 31, 2017, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $4.69 billion for derivatives that were in an asset valuation position and $4.65 billion for derivatives that were in a liability valuation position. The fair value of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $51.9 million asset and a $72.9 million liability as of March 31, 2018. The fair value of interest rate swap and option contracts with institutional counterparties and the Company’s customers amounted to a $58.6 million asset and a $58.0 million liability as of December 31, 2017. Beginning in January 2018, LCH amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlement of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset and liability fair values of $25.7 million and $3.0 million, respectively, as of March 31, 2018. Included in the total notional amount of $10.16 billion of interest rates swaps and options is a notional amount of $1.40 billion of interest rate swaps that cleared through LCH with a fair value of approximately zero as of March 31, 2018.

Foreign Exchange Spot and Forwards — The Company enters into foreign exchange contracts with its customers, primarily comprised of spot and forward contracts to enable its customers to hedge their transactions in foreign currencies against fluctuations in foreign exchange rates, and also to allow the Company to economically hedge against foreign currency fluctuations in certain foreign currency denominated deposits that it offers to its customers. For a majority of the foreign exchange transactions entered with its customers, the Company enters into offsetting foreign exchange contracts with institutional counterparties to mitigate the foreign exchange rate risk. A majority of these contracts have original maturities of one year or less. As of March 31, 2018 and December 31, 2017, the total notional amounts of the foreign exchange contracts were $895.8 million and $770.2 million, respectively.  The fair value of the foreign exchange contracts recorded were a $6.1 million asset and a $4.1 million liability as of March 31, 2018. The fair value of the foreign exchange contracts recorded were a $5.8 million asset and a $10.2 million liability as of December 31, 2017.

Credit Risk Participation Agreements — The Company has entered into RPAs with institutional counterparties, under which the Company assumed its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The Company may or may not be a party to the interest rate derivative contract and enters into such RPAs in instances where the Company is a party to the related loan participation agreement with the borrower. The Company will make or receive payments under the RPAs if the borrower defaults on its obligation to perform under the interest rate derivative contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. As of March 31, 2018, the notional amount and fair value of the RPAs purchased were $68.9 million and a $21 thousand liability, respectively. As of March 31, 2018, the notional amount and fair value of the RPAs sold were $13.0 million and a $1 thousand asset, respectively. As of December 31, 2017, the notional amount and fair value of the RPAs purchased were $35.2 million and an $8 thousand liability, respectively. As of December 31, 2017, the notional amount and fair value of the RPAs sold were $13.8 million and a $1 thousand asset, respectively. Assuming all underlying borrowers referenced in the interest rate derivative contracts defaulted as of March 31, 2018 and December 31, 2017, the exposures from the RPAs purchased would be $756 thousand and $419 thousand, respectively.  As of March 31, 2018 and December 31, 2017, the weighted-average remaining maturities of the outstanding RPAs were 6.7 years and 6.0 years, respectively.

Equity Warrants — The Company has obtained warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process. As of March 31, 2018, the Company held four warrants in public companies and 24 warrants in private companies. The fair value of the warrants for public and private companies were a $582 thousand asset and a $931 thousand asset, respectively, totaling $1.5 million as of March 31, 2018. As of December 31, 2017, the Company held four warrants in public companies and 23 warrants in private companies. The fair value of the warrants for public and private companies were a $993 thousand asset and a $679 thousand asset, respectively, totaling $1.7 million as of December 31, 2017.

Commodity Options — In 2018, the Company entered into energy commodity contracts in the form of options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company entered into mirrored commodity contracts with CME. As of March 31, 2018, the total notional amount of the commodity contracts include 216,000 barrels of crude oil options with customers and 216,000 barrels of crude oil options with CME.  The fair value of the commodity contracts recorded were a $297 thousand asset and a $288 thousand liability as of March 31, 2018. Beginning in January 2017, CME amended its rulebook to legally characterize variation margin payments made to and received from CME as settlement of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to CME cleared derivative transactions resulted in a reduction in derivative asset and liability fair values of $276 thousand and $297 thousand, respectively, as of March 31, 2018. As a result, the notional quantity totaling 216,000 barrels of oil that cleared through CME had an insignificant fair value as of March 31, 2018. The Company did not have any commodity contracts in 2017.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three months ended March 31, 2018 and 2017:

($ in thousands)	Location in Consolidated Statement of Income	Three Months Ended March 31,
		2018	2017
Derivatives not designated as hedging instruments:
Interest rate swaps and options	Derivative fees and other income	$1,106	$(1,066)
Foreign exchange spot and forwards	Letters of credit fees and foreign exchange income	3,857	5,838
Credit risk participation agreements	Derivative fees and other income	(13)	1
Equity warrants	Ancillary loan fees and other income	(159)	—
Commodity options	Derivative fees and other income	—	—
Net gains		$4,791	$4,773

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of March 31, 2018 and December 31, 2017, the aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $14.9 million and $6.3 million, respectively, with collateral posted of $12.3 million and $6.2 million, respectively. In the event that East West Bank’s credit rating had been downgraded to below investment grade, approximately $3.5 million of collateral would have been required to be posted as of March 31, 2018. Minimal additional collateral would have been required to be posted as of December 31, 2017.

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

($ in thousands)	As of March 31, 2018
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Derivative Amount		Collateral Received		Net Amount
Derivative Assets	$59,831	$20,954	$38,877	$—	$38,877	$(12,957)	(1)	$(23,810)	(2)	$2,110

	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Derivative Amount		Collateral Posted		Net Amount
Derivative Liabilities	$86,673	$61,135	$25,538	$—	$25,538	$(12,957)	(1)	$(12,038)	(3)	$543

($ in thousands)	As of December 31, 2017
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Derivative Amounts		Collateral Received		Net Amount
Derivative Assets	$66,146	$36,941	$29,205	$—	$29,205	$(18,955)	(1)	$(9,839)	(2)	$411

	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Derivative Amounts		Collateral Posted		Net Amount
Derivative Liabilities	$74,935	$26,732	$48,203	$—	$48,203	$(18,955)	(1)	$(28,796)	(3)	$452

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents cash and securities received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements, including $6.9 million and $8.6 million of cash collateral received as of March 31, 2018 and December 31, 2017, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements, including $1.5 million and $10.7 million of cash collateral posted as of March 31, 2018 and December 31, 2017, respectively.

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

Note 8 — Loans Receivable and Allowance for Credit Losses

The Company’s held-for-investment loan portfolio includes originated and purchased loans. Originated and purchased loans with no evidence of credit deterioration at their acquisition date are referred to collectively as non-PCI loans. PCI loans are loans acquired with evidence of credit deterioration since their origination and for which it is probable at the acquisition date that the Company would be unable to collect all contractually required payments. PCI loans are accounted for under ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company has elected to account for PCI loans on a pool level basis under ASC 310-30 at the time of acquisition.

The following table presents the composition of the Company’s non-PCI and PCI loans as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018			December 31, 2017
	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)
Commercial lending:
C&I	$10,807,262	$11,042	$10,818,304	$10,685,436	$11,795	$10,697,231
CRE	8,762,910	259,836	9,022,746	8,659,209	277,688	8,936,897
Multifamily residential	1,898,517	56,338	1,954,855	1,855,128	61,048	1,916,176
Construction and land	669,296	44	669,340	659,326	371	659,697
Total commercial lending	22,137,985	327,260	22,465,245	21,859,099	350,902	22,210,001
Consumer lending:
Single-family residential	4,818,094	112,486	4,930,580	4,528,911	117,378	4,646,289
Home equity lines of credit (“HELOCs”)	1,762,786	12,657	1,775,443	1,768,917	14,007	1,782,924
Other consumer	383,980	—	383,980	336,504	—	336,504
Total consumer lending	6,964,860	125,143	7,090,003	6,634,332	131,385	6,765,717
Total loans held-for-investment	$29,102,845	$452,403	$29,555,248	$28,493,431	$482,287	$28,975,718
Allowance for loan losses	(297,607)	(47)	(297,654)	(287,070)	(58)	(287,128)
Loans held-for-investment, net	$28,805,238	$452,356	$29,257,594	$28,206,361	$482,229	$28,688,590

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(36.6) million and $(34.0) million as of March 31, 2018 and December 31, 2017, respectively.

(2)	Includes ASC 310-30 discount of $32.2 million and $35.3 million as of March 31, 2018 and December 31, 2017, respectively.

The commercial lending portfolio includes C&I, CRE, multifamily residential, and construction and land loans. Consumer lending portfolio includes single-family residential, HELOC and other consumer loans.

The C&I loan portfolio, which is comprised of commercial business and trade finance loans, provides financing to businesses in a wide spectrum of industries. The CRE loan portfolio includes income producing real estate loans where the interest rates may be fixed, variable or hybrid. Included in the CRE loan portfolio are owner occupied and non-owner occupied loans (where 50% or more of the debt service for the loan is provided by rental income). Construction loans in the construction and land loan portfolio mainly provide financing for the construction of hotels, multifamily and residential condominiums, as well as mixed use (residential and retail) structures.

Residential loans are comprised of multifamily residential loans in the commercial lending portfolio and single-family residential loans in the consumer lending portfolio. The Company offers a variety of first lien mortgage loan programs, including fixed rate conforming loans as well as adjustable rate mortgage loans with interest rates that adjust annually after the initial fixed rate periods of one to seven years.

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

As of March 31, 2018 and December 31, 2017, loans totaling $19.50 billion and $18.88 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the FRB and the FHLB.

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

Pass and Watch loans are loans that have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special Mention loans are loans that have potential weaknesses that warrant closer attention by management. Special Mention is a transitory grade. If potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information indicate that the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are loans that have well-defined weaknesses that jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss, if the deficiencies are not corrected. Additionally, when management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan remains classified as Substandard grade. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are loans that are uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted based on changes in the borrowers’ financial status and the loans’ collectability.

The following tables present the credit risk ratings for non-PCI loans by portfolio segment as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
Commercial lending:
C&I	$10,464,618	$164,161	$150,565	$27,918	$10,807,262
CRE	8,614,575	41,942	106,393	—	8,762,910
Multifamily residential	1,884,434	—	14,083	—	1,898,517
Construction and land	614,481	684	54,131	—	669,296
Total commercial lending	21,578,108	206,787	325,172	27,918	22,137,985
Consumer lending:
Single-family residential	4,803,472	7,563	7,059	—	4,818,094
HELOCs	1,753,398	2,451	6,937	—	1,762,786
Other consumer	381,487	2	2,491	—	383,980
Total consumer lending	6,938,357	10,016	16,487	—	6,964,860
Total	$28,516,465	$216,803	$341,659	$27,918	$29,102,845

($ in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
Commercial lending:
C&I	$10,369,516	$114,769	$180,269	$20,882	$10,685,436
CRE	8,484,635	65,616	108,958	—	8,659,209
Multifamily residential	1,839,958	—	15,170	—	1,855,128
Construction and land	614,441	4,590	40,295	—	659,326
Total commercial lending	21,308,550	184,975	344,692	20,882	21,859,099
Consumer lending:
Single-family residential	4,490,672	16,504	21,735	—	4,528,911
HELOCs	1,744,903	11,900	12,114	—	1,768,917
Other consumer	333,895	111	2,498	—	336,504
Total consumer lending	6,569,470	28,515	36,347	—	6,634,332
Total	$27,878,020	$213,490	$381,039	$20,882	$28,493,431

The following tables present the credit risk ratings for PCI loans by portfolio segment as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial lending:
C&I	$10,071	$23	$948	$—	$11,042
CRE	219,255	2,525	38,056	—	259,836
Multifamily residential	52,426	—	3,912	—	56,338
Construction and land	44	—	—	—	44
Total commercial lending	281,796	2,548	42,916	—	327,260
Consumer lending:
Single-family residential	111,567	748	171	—	112,486
HELOCs	12,435	212	10	—	12,657
Total consumer lending	124,002	960	181	—	125,143
Total (1)	$405,798	$3,508	$43,097	$—	$452,403

($ in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial lending:
C&I	$10,712	$57	$1,026	$—	$11,795
CRE	238,605	531	38,552	—	277,688
Multifamily residential	56,720	—	4,328	—	61,048
Construction and land	44	—	327	—	371
Total commercial lending	306,081	588	44,233	—	350,902
Consumer lending:
Single-family residential	113,905	1,543	1,930	—	117,378
HELOCs	12,642	—	1,365	—	14,007
Total consumer lending	126,547	1,543	3,295	—	131,385
Total (1)	$432,628	$2,131	$47,528	$—	$482,287

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized or guaranteed by government agencies, and in the process of collection. Non-PCI loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Accruing Loans 90 or More Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
Commercial lending:
C&I	$16,767	$1,649	$2,381	$20,797	$38,609	$42,198	$80,807	$10,705,658	$10,807,262
CRE	6,872	2,095	—	8,967	5,321	21,175	26,496	8,727,447	8,762,910
Multifamily residential	2,958	14	—	2,972	1,000	1,050	2,050	1,893,495	1,898,517
Construction and land	1,804	—	—	1,804	—	3,973	3,973	663,519	669,296
Total commercial lending	28,401	3,758	2,381	34,540	44,930	68,396	113,326	21,990,119	22,137,985
Consumer lending:
Single-family residential	8,230	7,733	—	15,963	6	7,459	7,465	4,794,666	4,818,094
HELOCs	4,421	2,369	—	6,790	26	6,909	6,935	1,749,061	1,762,786
Other consumer	24	2	—	26	—	2,491	2,491	381,463	383,980
Total consumer lending	12,675	10,104	—	22,779	32	16,859	16,891	6,925,190	6,964,860
Total	$41,076	$13,862	$2,381	$57,319	$44,962	$85,255	$130,217	$28,915,309	$29,102,845

($ in thousands)	December 31, 2017
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Accruing Loans 90 or More Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
Commercial lending:
C&I	$30,964	$82	$—	$31,046	$27,408	$41,805	$69,213	$10,585,177	$10,685,436
CRE	3,414	466	—	3,880	5,430	21,556	26,986	8,628,343	8,659,209
Multifamily residential	4,846	14	—	4,860	1,418	299	1,717	1,848,551	1,855,128
Construction and land	758	—	—	758	—	3,973	3,973	654,595	659,326
Total commercial lending	39,982	562	—	40,544	34,256	67,633	101,889	21,716,666	21,859,099
Consumer lending:
Single-family residential	13,269	5,355	—	18,624	6	5,917	5,923	4,504,364	4,528,911
HELOCs	4,286	4,186	—	8,472	89	3,917	4,006	1,756,439	1,768,917
Other consumer	14	23	—	37	—	2,491	2,491	333,976	336,504
Total consumer lending	17,569	9,564	—	27,133	95	12,325	12,420	6,594,779	6,634,332
Total	$57,551	$10,126	$—	$67,677	$34,351	$79,958	$114,309	$28,311,445	$28,493,431

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. Refer to the discussion on PCI loans within this note for additional details on interest income recognition. As of March 31, 2018 and December 31, 2017, PCI loans on nonaccrual status totaled $5.2 million and $5.3 million, respectively.

Loans in Process of Foreclosure

As of March 31, 2018 and December 31, 2017, residential and consumer mortgage loans of $8.3 million and $6.6 million, respectively, were secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions. As of March 31, 2018, there were no foreclosed residential real estate properties included in total net OREO of $734 thousand. In comparison, a foreclosed residential real estate property with a carrying amount of $188 thousand was included in total net OREO of $830 thousand as of December 31, 2017.

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

There were no non-PCI TDR additions during the three months ended March 31, 2018. The following table presents the additions to non-PCI TDRs for the three months ended March 31, 2017:

($ in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial lending:
C&I	2	$6,448	$4,914	$1,273
CRE	1	1,526	1,505	—
Construction and land	2	86	—	—
Total	5	$8,060	$6,419	$1,273

(1)	Includes subsequent payments after modification and reflects the balance as of March 31, 2017.

(2)	The financial impact includes charge-offs and specific reserves recorded at the modification date.

There were no non-PCI TDR modifications during the three months ended March 31, 2018. The following table presents the non-PCI TDR modifications for the three months ended March 31, 2017 by modification type:

($ in thousands)	Principal (1)	Principal and Interest (2)	Total
Commercial lending:
C&I	$—	$4,914	$4,914
CRE	1,505	—	1,505
Total	$1,505	$4,914	$6,419

(1)	Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Includes principal and interest deferments or reductions.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to have defaulted. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following table presents information on loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three months ended March 31, 2018 and 2017, and were still in default at the respective period end:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended March 31,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial lending:
C&I	—	$—	1	$2,718
Consumer lending:
HELOCs	1	$155	—	$—

The amount of additional funds committed to lend to borrowers whose terms have been modified was $2.0 million and $5.1 million as of March 31, 2018 and December 31, 2017, respectively.

Impaired Loans

The following tables present information on non-PCI impaired loans as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial lending:
C&I	$123,336	$43,192	$55,789	$98,981	$28,564
CRE	40,935	27,210	7,706	34,916	615
Multifamily residential	9,819	6,483	2,934	9,417	103
Construction and land	4,691	3,973	—	3,973	—
Total commercial lending	178,781	80,858	66,429	147,287	29,282
Consumer lending:
Single-family residential	16,983	2,600	13,219	15,819	541
HELOCs	8,277	4,774	3,360	8,134	5
Other consumer	2,491	—	2,491	2,491	2,491
Total consumer lending	27,751	7,374	19,070	26,444	3,037
Total non-PCI impaired loans	$206,532	$88,232	$85,499	$173,731	$32,319

($ in thousands)	December 31, 2017
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial lending:
C&I	$130,773	$36,086	$62,599	$98,685	$16,094
CRE	41,248	28,699	6,857	35,556	684
Multifamily residential	11,164	8,019	2,617	10,636	88
Construction and land	4,781	3,973	—	3,973	—
Total commercial lending	187,966	76,777	72,073	148,850	16,866
Consumer lending:
Single-family residential	15,501	—	14,338	14,338	534
HELOCs	5,484	2,287	2,921	5,208	4
Other consumer	2,491	—	2,491	2,491	2,491
Total consumer lending	23,476	2,287	19,750	22,037	3,029
Total non-PCI impaired loans	$211,442	$79,064	$91,823	$170,887	$19,895

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
Commercial lending:
C&I	$99,457	$1,900	$143,214	$221
CRE	35,166	868	44,772	35
Multifamily residential	9,458	116	9,269	38
Construction and land	3,973	69	4,717	—
Total commercial lending	148,054	2,953	201,972	294
Consumer lending:
Single-family residential	15,628	206	15,096	22
HELOCs	8,141	111	4,532	12
Other consumer	2,491	45	1	—
Total consumer lending	26,260	362	19,629	34
Total non-PCI impaired loans	$174,314	$3,315	$221,601	$328

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal, not as interest income.

Allowance for Credit Losses

The following table presents a summary of activities in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018	2017
Non-PCI Loans
Allowance for non-PCI loans, beginning of period	$287,070	$260,402
Provision for loan losses on non-PCI loans	19,933	8,046
Gross charge-offs:
Commercial lending:
C&I	(18,445)	(7,057)
Construction and land	—	(148)
Consumer lending:
Single-family residential	(1)	—
Other consumer	(17)	(4)
Total gross charge-offs	(18,463)	(7,209)
Gross recoveries:
Commercial lending:
C&I	7,687	455
CRE	427	569
Multifamily residential	333	567
Construction and land	435	24
Consumer lending:
Single-family residential	184	11
HELOCs	—	24
Other consumer	1	118
Total gross recoveries	9,067	1,768
Net charge-offs	(9,396)	(5,441)
Allowance for non-PCI loans, end of period	297,607	263,007

PCI Loans
Allowance for PCI loans, beginning of period	58	118
Reversal of loan losses on PCI loans	(11)	(31)
Allowance for PCI loans, end of period	47	87
Allowance for loan losses	$297,654	$263,094

For further information on accounting policies and the methodologies used to estimate the allowance for credit losses and loan charge-offs, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

The following table presents a summary of activities in the allowance for unfunded credit reserves for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018	2017
Allowance for unfunded credit reserves, beginning of period	$13,318	$16,121
Provision for (reversal of) unfunded credit reserves	296	(947)
Allowance for unfunded credit reserves, end of period	$13,614	$15,174

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

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$28,564	$615	$103	$—	$541	$5	$2,491	$32,319
Collectively evaluated for impairment	141,131	39,056	18,396	32,220	25,416	7,036	2,033	265,288
Acquired with deteriorated credit quality	—	47	—	—	—	—	—	47
Total	$169,695	$39,718	$18,499	$32,220	$25,957	$7,041	$4,524	$297,654

Recorded investment in loans
Individually evaluated for impairment	$98,981	$34,916	$9,417	$3,973	$15,819	$8,134	$2,491	$173,731
Collectively evaluated for impairment	10,708,281	8,727,994	1,889,100	665,323	4,802,275	1,754,652	381,489	28,929,114
Acquired with deteriorated credit quality (1)	11,042	259,836	56,338	44	112,486	12,657	—	452,403
Total (1)	$10,818,304	$9,022,746	$1,954,855	$669,340	$4,930,580	$1,775,443	$383,980	$29,555,248

($ in thousands)	December 31, 2017
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$16,094	$684	$88	$—	$534	$4	$2,491	$19,895
Collectively evaluated for impairment	146,964	40,495	19,021	26,881	25,828	7,350	636	267,175
Acquired with deteriorated credit quality	—	58	—	—	—	—	—	58
Total	$163,058	$41,237	$19,109	$26,881	$26,362	$7,354	$3,127	$287,128

Recorded investment in loans
Individually evaluated for impairment	$98,685	$35,556	$10,636	$3,973	$14,338	$5,208	$2,491	$170,887
Collectively evaluated for impairment	10,586,751	8,623,653	1,844,492	655,353	4,514,573	1,763,709	334,013	28,322,544
Acquired with deteriorated credit quality (1)	11,795	277,688	61,048	371	117,378	14,007	—	482,287
Total (1)	$10,697,231	$8,936,897	$1,916,176	$659,697	$4,646,289	$1,782,924	$336,504	$28,975,718

(1)	Loans net of ASC 310-30 discount.

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

The following table presents the changes in accretable yield for PCI loans for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018	2017
Accretable yield for PCI loans, beginning of period	$101,977	$136,247
Accretion	(9,134)	(10,279)
Changes in expected cash flows	3,021	2,022
Accretable yield for PCI loans, end of period	$95,864	$127,990

Loans Held-for-Sale

As of March 31, 2018, loans held-for-sale of $46.2 million were comprised of C&I and single-family residential loans. In comparison, as of December 31, 2017, loans held-for-sale of $85 thousand were comprised of single-family residential loans. Loans held-for-sale are carried at the lower of cost or fair value. When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. From time to time, the Company purchases and sells loans in the secondary market. Certain purchased loans are transferred from held-for-investment to held-for-sale; and write-downs to allowance for loan losses are recorded, when appropriate.

The following tables present information on the loans transferred from held-for-investment to held-for-sale, and sales and purchases of loans, during the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31, 2018
	Commercial Lending			Consumer Lending
	C&I	CRE	Multifamily Residential	Single-Family Residential	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale	$146,391	$9,376	$—	$—	$—	$155,767	(1)
Sales	$102,365	$9,376	$—	$2,546	$—	$114,287	(2)(3)(4)
Purchases	$64,747	$—	$186	$15,113	$—	$80,046	(5)

($ in thousands)	Three Months Ended March 31, 2017
	Commercial Lending			Consumer Lending
	C&I	CRE	Multifamily Residential	Single-Family Residential	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale	$265,259	$12,765	$—	$—	$—	$278,024	(1)
Sales	$236,679	$12,765	$—	$4,310	$22,191	$275,945	(2)(3)(4)
Purchases	$147,116	$—	$126	$—	$—	$147,242	(5)

(1)
The Company recorded $85 thousand and $92 thousand in write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three months ended March 31, 2018 and 2017, respectively.

(2)
Includes originated loans sold of $89.7 million and $29.3 million for the three months ended March 31, 2018 and 2017, respectively. Originated loans sold were primarily comprised of C&I and CRE loans for each of the three months ended March 31, 2018, and 2017.

(3)	Includes purchased loans sold in the secondary market of $24.6 million and $246.6 million for the three months ended March 31, 2018 and 2017, respectively.

(4)
Net gains on sales of loans, excluding the lower of cost or fair value adjustments, were $1.6 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively. No lower of cost or fair value adjustments were recorded for the three months ended March 31, 2018. In comparison, the lower of cost or fair value adjustment of $69 thousand was recorded in Net gains on sales of loans on the Consolidated Statement of Income for the three months ended March 31, 2017.

(5)	C&I loan purchases for each of the three months ended March 31, 2018 and 2017 mainly represent C&I syndicated loans.

Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net

The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in low or moderate income neighborhoods. The Company invests in certain affordable housing limited partnerships that qualify for CRA credits. Such limited partnerships are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. In addition to affordable housing limited partnerships, the Company invests in new market tax credit projects that qualify for CRA credits and eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, while the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The following table presents the balances of the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018	December 31, 2017
Investments in qualified affordable housing partnerships, net	$160,574	$162,824
Accrued expenses and other liabilities — Unfunded commitments	$54,801	$55,815

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018	2017
Tax credits and other tax benefits recognized	$9,155	$9,621
Amortization expense included in income tax expense	$7,073	$6,950

Investments in Tax Credit and Other Investments, Net

Investments in tax credit and other investments, net, were $246.2 million and $224.6 million as of March 31, 2018 and December 31, 2017, respectively. As a result of the adoption of ASU 2016-01 in the first quarter of 2018, $31.0 million of equity securities with readily determinable fair values were included in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet as of March 31, 2018. These equity securities are CRA investments and were measured at fair value with changes in fair value recorded through net income. The unrealized losses recognized during the three months ended March 31, 2018 on these equity securities totaled $454 thousand.

The Company is not the primary beneficiary of the investments in tax credit and other investments and, therefore, is not required to consolidate these investments on the Consolidated Financial Statements. Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

Total unfunded commitments for these investments were $107.8 million and $113.4 million as of March 31, 2018 and December 31, 2017, respectively, and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. Amortization of tax credit and other investments was $17.4 million and $14.4 million for the three months ended March 31, 2018 and 2017, respectively.

Note 10 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.5 million and $469.4 million as of March 31, 2018 and December 31, 2017, respectively. The $3.9 million decrease in goodwill was due to the sale of the Bank’s DCB branches in March 2018, for which the associated allocated goodwill was written off. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s three operating segments, Retail Banking, Commercial Banking and Other, are equivalent to the Company’s reporting units. For complete discussion and disclosure, see Note 16 — Business Segments to the Consolidated Financial Statements.

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2017 and concluded that there was no goodwill impairment as the fair value of all reporting units exceeded their respective carrying value. There were no triggering events during the three months ended March 31, 2018 and therefore, no additional goodwill impairment analysis was performed. No assurance can be given that goodwill will not be written down in future periods. Refer to Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2017 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions and are included in Other assets on the Consolidated Balance Sheet. These intangibles are tested for impairment on an annual basis, or more frequently as events occur or current circumstances and conditions warrant. Core deposit intangibles associated with the sale of the Bank’s DCB branches with a net carrying value of $1.0 million were written off. There were no impairment write-downs on the remaining core deposit intangibles for each of the three months ended March 31, 2018 and 2017.

The following table presents the gross carrying value of core deposit intangible assets and accumulated amortization as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018	December 31, 2017
Gross balance (1)	$86,099	$100,166
Accumulated amortization (1)	(67,562)	(79,112)
Net carrying balance	$18,537	$21,054

(1)	Excludes fully amortized core deposit intangible assets.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $1.5 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of March 31, 2018:

Year Ended December 31,	Amount ($ in thousands)
Remainder of 2018	$4,008
2019	4,518
2020	3,634
2021	2,749
2022	1,865
Thereafter	1,763
Total	$18,537

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

The following table presents the Company’s credit-related commitments as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018	December 31, 2017
Loan commitments	$4,818,815	$5,075,480
Commercial letters of credit and SBLCs	$1,632,585	$1,655,897

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of March 31, 2018, total letters of credit, which amounted to $1.63 billion, were comprised of SBLCs of $1.57 billion and commercial letters of credit of $60.5 million.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves, and amounted to $13.4 million as of March 31, 2018 and $12.7 million as of December 31, 2017. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Guarantees — The Company has sold or securitized loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to repurchase up to the recourse component of the loans when the loans default. The unpaid principal balance of total single-family and multifamily residential loans sold or securitized with recourse amounted to $108.7 million and $113.7 million as of March 31, 2018 and December 31, 2017, respectively. The maximum potential future payments up to the recourse component that the Company is obligated to repurchase amounted to $37.8 million and $38.7 million as of March 31, 2018 and December 31, 2017, respectively. The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves and totaled $200 thousand and $214 thousand as of March 31, 2018 and December 31, 2017, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements. As of March 31, 2018 and December 31, 2017, these commitments were $162.6 million and $169.2 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 12 — Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified ASC 606, Revenue from Contracts with Customers. The Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The new standard did not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the new standard. There was no cumulative effect adjustment to retained earnings as a result of adopting this new standard.

The following table presents revenue from contracts with customers within the scope of ASC 606 and other noninterest income, segregated by operating segments for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31, 2018
	Retail Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers (1):
Branch fees:
Deposit service charges and related fee income	$6,014	$3,014	$158	$9,186
Card income	1,070	174	—	1,244
Wealth management fees	2,796	157	—	2,953
Total revenue from contracts with customers	$9,880	$3,345	$158	$13,383
Other sources of noninterest income (2)	34,568	24,093	2,400	61,061
Total noninterest income	$44,448	$27,438	$2,558	$74,444

($ in thousands)	Three Months Ended March 31, 2017
	Retail Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers (1):
Branch fees:
Deposit service charges and related fee income	$5,837	$2,742	$105	$8,684
Card income	1,027	213	—	1,240
Wealth management fees	3,246	1,089	—	4,335
Total revenue from contracts with customers	$10,110	$4,044	$105	$14,259
Other sources of noninterest income (2)	3,454	21,690	76,425	101,569
Total noninterest income	$13,564	$25,734	$76,530	$115,828

(1)
There were no adjustments to the Company’s financial statements recorded as a result of the adoption of ASC 606. For comparability, the Company has adjusted prior period amounts to conform to the current period’s presentation.

(2)	Primarily represents revenue from contracts with customers that are out of the scope of ASC 606.

Generally, the Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are typically satisfied as services are rendered. The Company generally records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers and records contract assets when services are provided to customers before payment is received or before payment is due. Since the Company receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of March 31, 2018 and December 31, 2017.

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Branch Fees — Deposit Service Charges and Related Fee Income

The Company offers a range of deposit products to individuals and businesses, which includes savings, money market, checking and time deposit accounts. The deposit account services include ongoing account maintenance, certain optional services, including banking services (e.g., automated teller machines, wire transfer services, and check orders), as well as treasury management and business account analysis services that are offered to business deposit customers. The Company may charge a fixed monthly account maintenance fee if certain average balances are not maintained, therefore making the fee variable. Additionally, each time a deposit customer selects an optional service, the Company may earn transactional fees. For arrangements where the Company charges ongoing account maintenance fees, it recognizes those fees each month the customer maintains its deposit account. When the customer selects an optional service, the Company generally recognizes the fee at the point in time when the transaction occurs. For business analysis accounts, business deposit customers receive an earnings credit based on their account balance which can be used to offset the cost of banking and treasury management services. Business analysis accounts that are assessed fees in excess of earnings credits received are typically charged at the end of each month after all transactions are known and the credits are calculated.

Branch Fees — Card Income

Card income is comprised of merchant referral fees and interchange income. For merchant referral fees, the Company provides marketing and referral services to acquiring banks for merchant card processing services and earns variable referral fees based on transaction activity. The Company satisfies its performance obligation over time as the Company identifies, solicits, and refers business customers who are provided such services. The Company receives monthly fees net of consideration it pays to the acquiring bank performing the merchant card processing services. The Company recognizes revenue on a monthly basis when the uncertainty associated with the variable referral fees is resolved at the time the Company receives monthly statements from the acquiring bank. For interchange income, the Company as a card issuer, has a stand ready performance obligation to authorize, clear, and settle card transactions. The Company earns, or pays, interchange fees which is a percentage-based fee on each transaction based on rates published by the corresponding payment network rates for transactions on their network. The Company measures its progress toward the satisfaction of its performance obligation over time, as services are rendered, and the Company provides continuous access to this service and settles transactions as its customer, the payment network, requires. Interchange income is presented net of direct costs paid to the customer and entities in their distribution chain, which are transaction based expenses such as rewards program expenses and certain network costs. Revenue is recognized when the net profit is determined by the payment networks at the end of each day.

Wealth Management Fees

The Company employs financial consultants to provide investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies, and risk management strategies. The fees the Company earns are variable and are generally received monthly.  The Company recognizes revenue for the services performed at quarter end based on actual transaction details received from the broker dealer the Company engages.

Practical Expedients and Exemptions

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose the value of unsatisfied performance obligations as the Company’s contracts with customers generally have a term that is less than one year, are open-ended with a cancellation period that is less than one year, or allow the Company to recognize revenue in the amount to which the Company has the right to invoice.

In addition, given the short term nature of the contracts, the Company also applies the practical expedient in ASC 606-10-32-18 and does not adjust the consideration from customers for the effects of a significant financing component, if at contract inception the period between when the entity transfers the goods or services and when the customer pays for that good or service is one year or less.

Note 13 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, stock purchase warrants, phantom stock and dividend equivalents to certain employees and non-employee directors of the Company and its subsidiaries. There were no outstanding stock options or unvested RSAs as of March 31, 2018 and 2017.

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

The following table presents a summary of the total share-based compensation expense and the related net tax benefit associated with the Company’s various employee share-based compensation plans for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018	2017
Stock compensation costs	$6,158	$5,151
Related net tax benefits for stock compensation plans	$4,778	$4,414

The following table presents a summary of the activity for the Company’s time-based and performance-based RSUs for the three months ended March 31, 2018 based on the target amount of awards:

	Three Months Ended March 31, 2018
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, at beginning of period	1,166,580	$42.00	424,299	$41.44
Granted	389,667	67.32	120,286	70.13
Vested	(312,413)	39.97	(133,295)	41.15
Forfeited	(29,223)	44.62	—	—
Outstanding, at end of period	1,214,611	$50.58	411,290	$49.93

As of March 31, 2018, total unrecognized compensation costs related to time-based and performance-based RSUs amounted to $46.8 million and $26.0 million, respectively. These costs are expected to be recognized over a weighted-average period of 2.44 years and 2.37 years for time-based and performance-based RSUs, respectively.

Note 14 — Stockholders’ Equity and Earnings Per Share

Warrant — The Company acquired MetroCorp Bancshares, Inc., (“MetroCorp”) on January 17, 2014. Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock. Upon the acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant has not been exercised as of March 31, 2018.

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

The following table presents the EPS calculations for the three months ended March 31, 2018 and 2017:

($ and shares in thousands, except per share data)	Three Months Ended March 31,
	2018	2017
Basic
Net income	$187,032	$169,736

Basic weighted-average number of shares outstanding	144,664	144,249
Basic EPS	$1.29	$1.18

Diluted
Net income	$187,032	$169,736

Basic weighted-average number of shares outstanding	144,664	144,249
Diluted potential common shares (1)	1,275	1,483
Diluted weighted-average number of shares outstanding	145,939	145,732
Diluted EPS	$1.28	$1.16

(1)	Includes dilutive shares from RSUs and warrants for the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018 and 2017, 177,807 and 193,916 weighted-average anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation.

Note 15 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018			2017
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Beginning balance	$(30,898)	$(6,621)	$(37,519)	$(28,772)	$(19,374)	$(48,146)
Cumulative effect of change in accounting principle related to marketable equity securities (2)	385	—	385	—	—	—
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (3)	(6,656)	—	(6,656)	—	—	—
Net unrealized (losses) gains arising during the period	(17,311)	6,798	(10,513)	5,055	1,007	6,062
Amounts reclassified from AOCI	(1,501)	—	(1,501)	(1,434)	—	(1,434)
Changes, net of taxes	(18,812)	6,798	(12,014)	3,621	1,007	4,628
Ending balance	$(55,981)	$177	$(55,804)	$(25,151)	$(18,367)	$(43,518)

(1)
Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was Chinese Renminbi and USD, respectively.

(2)
Represents the impact of the adoption in the first quarter of 2018 of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Refer to Note 2 — Current Accounting Developments to the Consolidated Financial Statements for additional information.

(3)
Represents amounts reclassified from AOCI to retained earnings due to early adoption of ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Refer to Note 2 — Current Accounting Developments to the Consolidated Financial Statements for additional information.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018			2017
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized (losses) gains arising during the period	$(24,577)	$7,266	$(17,311)	$8,721	$(3,666)	$5,055
Net realized gains reclassified into net income (1)	(2,129)	628	(1,501)	(2,474)	1,040	(1,434)
Net change	(26,706)	7,894	(18,812)	6,247	(2,626)	3,621
Foreign currency translation adjustments:
Net unrealized gains arising during period	6,798	—	6,798	1,007	—	1,007
Net change	6,798	—	6,798	1,007	—	1,007
Other comprehensive (loss) income	$(19,908)	$7,894	$(12,014)	$7,254	$(2,626)	$4,628

(1)	For the three months ended March 31, 2018 and 2017, pre-tax amounts were reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statement of Income.

Note 16 — Business Segments

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

The Retail Banking segment focuses primarily on deposit operations through the Bank’s branch network. The Commercial Banking segment primarily generates commercial loans and deposits through domestic commercial lending offices located in the U.S. and foreign commercial lending offices in China and Hong Kong. Furthermore, the Commercial Banking segment offers a wide variety of international finance, trade finance, and cash management services and products. The remaining centralized functions, including treasury activities of the Company and eliminations of inter-segment amounts have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments.

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

The Company’s internal funds transfer pricing process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The Company’s internal funds transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions. The Company’s internal reporting process utilizes a full-allocation methodology. Under this methodology, corporate expenses and expenses incurred by the Other segment are allocated to the Retail Banking and Commercial Banking segments, except certain treasury-related expenses and an insignificant amount of other residual unallocated expenses.

In reporting segment income after taxes prior to the fourth quarter of 2017, the Company applied the consolidated effective tax rate to all of its business segments, and allocated the amortization of tax credit and other investments from the Other segment to the Retail Banking and Commercial Banking segments. In the fourth quarter of 2017, the Company has recently changed its methodology to measure the after-tax income of the Retail Banking and Commercial Banking segments using the applicable statutory tax rates, with the Other segment receiving the residual tax expense or benefit to arrive at the consolidated effective tax rate. With this change, the amortization of tax credit and other investments which had previously been allocated to each segment is now allocated to the Other segment only, along with the tax benefit. The Company has also allocated indirect costs to noninterest expense by segment for management reporting. In addition, operating segment profitability, which had previously been presented on an income before income tax basis only, has now been revised to be presented both on income before and income after tax basis.

Changes in the Company’s management structure and allocation or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior year periods are generally reclassified for such changes for comparability unless it is deemed not practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three months ended March 31, 2018 and 2017:

($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Three Months Ended March 31, 2018
Interest income	$104,710	$239,577	$27,586	$371,873
Charge for funds used	(49,273)	(111,366)	(18,327)	(178,966)
Interest spread on funds used	55,437	128,211	9,259	192,907
Interest expense	(24,940)	(9,179)	(11,061)	(45,180)
Credit on funds provided	145,451	25,448	8,067	178,966
Interest spread on funds provided (used)	120,511	16,269	(2,994)	133,786
Net interest income before provision for credit losses	$175,948	$144,480	$6,265	$326,693
Provision for credit losses	$3,093	$17,125	$—	$20,218
Noninterest income	$44,448	$27,438	$2,558	$74,444
Noninterest expense	$81,968	$65,020	$22,147	$169,135
Segment income (loss) before income taxes	$135,335	$89,773	$(13,324)	$211,784
Segment income after income taxes	$96,968	$64,362	$25,702	$187,032
As of March 31, 2018:
Segment assets	$9,345,892	$21,992,393	$6,354,873	$37,693,158

($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Three Months Ended March 31, 2017
Interest income	$81,025	$192,419	$29,225	$302,669
Charge for funds used	(27,738)	(64,509)	(28,167)	(120,414)
Interest spread on funds used	53,287	127,910	1,058	182,255
Interest expense	(16,183)	(5,098)	(9,266)	(30,547)
Credit on funds provided	102,546	12,043	5,825	120,414
Interest spread on funds provided (used)	86,363	6,945	(3,441)	89,867
Net interest income (loss) before provision for credit losses	$139,650	$134,855	$(2,383)	$272,122
Provision for credit losses	$378	$6,690	$—	$7,068
Noninterest income	$13,564	$25,734	$76,530	$115,828
Noninterest expense	$72,844	$54,373	$25,661	$152,878
Segment income before income taxes	$79,992	$99,526	$48,486	$228,004
Segment income after income taxes	$47,035	$58,796	$63,905	$169,736
As of March 31, 2017:
Segment assets	$8,213,268	$19,624,237	$7,504,621	$35,342,126

Note 17 — Subsequent Events

On April 19, 2018, the Company’s Board of Directors declared second quarter 2018 cash dividends on the Company’s common stock. The common stock cash dividend of $0.20 per share is payable on May 15, 2018 to stockholders of record as of May 1, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”), and its various subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report, and the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2018 (the “Company’s 2017 Form 10-K”).

Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial services needs of the Chinese American community. The Bank operates both in the United States (“U.S.”) and Greater China. As of March 31, 2018, East West had $37.69 billion in assets and approximately 3,000 full-time equivalent employees.

The Company’s vision is to serve as the financial bridge between the U.S. and Greater China. The Company’s primary strategy to achieve this vision is to expand its global network of contacts and resources to better meet its customers’ diverse financial needs in and between the world’s two largest markets. With over 130 locations in the U.S. and Greater China, and by offering a full range of cross-border products and services, the Company continues to seek attractive opportunities for growth in pursuing its cross-border business banking strategy. This focus guides our decision-making across every aspect of our operations: the products we develop, the expertise we cultivate and the infrastructure we build to help our customers conduct business.

We remain committed to enhancing long-term shareholder value by continuing to execute on the fundamentals of growing loans, deposits and revenue and improving profitability, while investing for the future and managing risk, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals and meeting their financial needs through our offering of diverse products and services. The Company’s approach is concentrated on organically growing and deepening client relationships that meet our risk/return measures. We expect our relationship business model to continue to generate organic growth and to expand our targeted customer bases. We continue to focus on expense management by investing in technology related to critical business infrastructure and streamlining core processes. In addition, our risk management activities are focused on ensuring that the Company identifies and manages risks to maintain safety and soundness while maximizing profitability.

Financial Highlights

The Company delivered strong financial performance in the first quarter of 2018 across key measures of loan growth, revenue and net income growth. The Company’s focus on creating sustainable, expandable and profitable customer relationships has provided consistent financial results and delivered strong returns to its stockholders. In addition, the Company is committed to investing in technology and human capital to drive business growth, and continuously strengthening infrastructure to ensure prudent risk management and enhance operational excellence.

On November 11, 2017, the Bank entered into a Purchase and Assumption Agreement to sell all of its eight Desert Community Bank (“DCB”) branches located in the High Desert area of Southern California, and related assets and liabilities to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. The sale of the Bank’s DCB branches was completed on March 17, 2018. The assets and liabilities of the DCB branches that were sold in this transaction included primarily $613.7 million of deposits, $59.1 million of loans, $9.0 million of cash and cash equivalents and $7.9 million of premises and equipment. The transaction resulted in a net cash payment of $499.9 million by the Company to Flagstar Bank. After transaction costs, the sale resulted in a pre-tax gain of $31.5 million in the three months ended March 31, 2018, which was reported as Net gain on sale of business on the Consolidated Statement of Income. The first quarter 2018 diluted earnings per share (“EPS”) impact from the sale of the DCB branches was $0.15 per share, net of tax.

Earnings Performance

($ in thousands, except per share data)	Three Months Ended March 31,
	2018	2017	% Change
Interest and dividend income	$371,873	$302,669	23%
Interest expense	45,180	30,547	48%
Net interest income before provision for credit losses	326,693	272,122	20%
Noninterest income	74,444	115,828	(36)%
Revenue	401,137	387,950	3%
Provision for credit losses	20,218	7,068	186%
Noninterest expense	169,135	152,878	11%
Income tax expense	24,752	58,268	(58)%
Net income	$187,032	$169,736	10%
Diluted EPS	$1.28	$1.16	10%
Annualized return on average assets	2.03%	1.97%	6	bps
Annualized return on average equity	19.34%	19.71%	(37)	bps

Noteworthy items about the Company’s performance included:

•	Net income totaled $187.0 million for the three months ended March 31, 2018, which reflected an increase of $17.3 million or 10%, compared to the same period in 2017.

•
Diluted EPS was $1.28 for the quarter ended March 31, 2018, which reflected an increase of $0.12 or 10%, compared to the same period in 2017. Excluding the impact of the after-tax gains on the sales of the DCB branches and the commercial property in San Francisco, California recognized during the three months ended March 31, 2018 and 2017, respectively, non-Generally Accepted Accounting Principles (“non-GAAP”) diluted EPS was $1.13 and $0.88 for the three months ended March 31, 2018 and 2017, respectively. (See reconciliations of non-GAAP measures used below under Item 2 — Management Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures.)

•
Revenue, the sum of net interest income before provision for credit losses and noninterest income, increased $13.2 million or 3% to $401.1 million for the three months ended March 31, 2018, compared to the same period in 2017.

•
Net interest income increased $54.6 million or 20% to $326.7 million for the three months ended March 31, 2018, compared to the same period in 2017, primarily reflecting loan growth and the positive impact of higher interest rates on the Company’s interest-sensitive balance sheet.

•
Net interest margin of 3.73% for the three months ended March 31, 2018 expanded by 40 basis points compared to 3.33% in the same period in 2017. The average loan yield of 4.69% for the three months ended March 31, 2018 increased 46 basis points from 4.23% in the same period in 2017, while the cost of deposits of 0.49% for the three months ended March 31, 2018 increased 17 basis points from 0.32% in the same period in 2017.

•	Provision for credit losses increased $13.2 million or 186% to $20.2 million for the three months ended March 31, 2018, compared to the same period in 2017.

•
Noninterest income decreased $41.4 million or 36% to $74.4 million for the three months ended March 31, 2018. Noninterest income for the three months ended March 31, 2017 reflected the non-recurring $71.7 million of pre-tax gain recognized from the sale of a commercial property in California, while noninterest income for the three months ended March 31, 2018 reflected the $31.5 million pre-tax gain on sale of the DCB branches.

•	Noninterest expense increased $16.3 million or 11% to $169.1 million for the three months ended March 31, 2018, compared to the same period in 2017.

•
The Company’s effective tax rate for the three months ended March 31, 2018 was 11.7%, compared to 25.6% for the same period in 2017. The lower effective tax rate reflects the new federal corporate tax rate of 21%, following the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017.

•
Strong returns on average assets and average equity during the three months ended March 31, 2018 reflected the Company’s ability to achieve higher profitability while expanding the loan and deposit base. Return on average assets increased 6 basis points to 2.03% for the three months ended March 31, 2018, compared to 1.97% for the same period in 2017. Return on average equity decreased 37 basis points to 19.34% for the three months ended March 31, 2018, compared to 19.71% for the same period in 2017.

•
Excluding the impact of the after-tax gains on the sales of the DCB branches and commercial property recognized during the three months ended March 31, 2018 and 2017, respectively, non-GAAP return on average assets was 1.79% for the three months ended March 31, 2018, a 30 basis point increase from the same prior year period, while non-GAAP return on average equity was 17.04% for the three months ended March 31, 2018, a 216 basis point increase from the same prior year period. (See reconciliations of non-GAAP measures used below under Item 2. MD&A - Supplemental Information - Explanation of GAAP and Non-GAAP Financial Measures.)

Balance Sheet and Liquidity

The Company experienced growth of total assets of $542.9 million or 1% to $37.69 billion as of March 31, 2018, compared to $37.15 billion as of December 31, 2017. This increase predominantly reflected loan growth, followed by higher cash and cash equivalents, partially offset by a decrease in available-for-sale investment securities.

Gross loans held-for-investment increased $579.5 million or 2% to $29.56 billion as of March 31, 2018, compared to $28.98 billion as of December 31, 2017. The strong loan growth was led by the single-family residential portfolio and followed by increases in all commercial loan categories. The allowance for loan losses was $297.7 million, or 1.01% of loans held-for-investment as of March 31, 2018, compared to $287.1 million, or 0.99% of loans held-for-investment as of December 31, 2017.

Deposits net of held-for-sale increased $993.7 million or 3% to $32.61 billion as of March 31, 2018, compared to $31.62 billion as of December 31, 2017, due to an increase of $560.3 million in time deposits and an increase of $433.4 million in core deposits. The Company’s deposit mix has been stable.

Capital

The Company’s financial performance in the first quarter of 2018 resulted in strong capital generation, which increased total stockholders’ equity by $136.8 million or 4% to $3.98 billion as of March 31, 2018, compared to December 31, 2017. The Company returned $29.3 million in cash dividends to our stockholders during the three months ended March 31, 2018. Book value per common share increased 3% to $27.46 as of March 31, 2018, compared to $26.58 as of December 31, 2017.

From a capital management perspective, the Company continued to maintain a strong capital position with its Common Equity Tier 1 (“CET1”) capital ratio at 11.9% as of March 31, 2018, compared to 11.4% as of December 31, 2017. The total risk-based capital ratio was 13.4% and 12.9% as of March 31, 2018 and December 31, 2017, respectively. The Tier 1 leverage capital ratio was 9.6% as of March 31, 2018, compared to 9.2% as of December 31, 2017.

Results of Operations

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income earned on interest-earning assets less interest expense on interest-bearing liabilities. Net interest margin is calculated by dividing the net interest income by average interest-earning assets. Net interest income and net interest margin are affected by several factors, including changes in average balances and composition of interest-earning assets and funding sources, market interest rate fluctuations and slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, volume of noninterest-bearing sources of funds, and asset quality.

Net interest income for the three months ended March 31, 2018 was $326.7 million, an increase of $54.6 million or 20%, compared to the same period in 2017. The notable increase in net interest income for the three months ended March 31, 2018 was primarily due to the expansion of loan growth and loan yields, partially offset by a higher cost of funds. The higher cost of funds was primarily due to a 27 basis point increase in the cost of interest-bearing deposits from 0.49% for the three months ended March 31, 2017 to 0.76% for the three months ended March 31, 2018.

For the three months ended March 31, 2018, net interest margin expanded by 40 basis points to 3.73%, compared to 3.33% for the same period in 2017. This increase reflects the benefit of higher interest rates on the Company’s asset sensitive Consolidated Balance Sheet. The yield on average loans expanded by 46 basis points from 4.23% for the three months ended March 31, 2017 to 4.69% for the same period in 2018, which is attributable to the continued short-term interest rate increases since the latter part of 2017. The net interest margin was further supported by the Company’s attractive deposit mix of noninterest-bearing demand, interest-bearing checking, money market, savings and time deposits. The ratio of average noninterest-bearing demand deposits to total deposits increased to 35% for the three months ended March 31, 2018, from 34% for the same period in 2017. Compared to the 46 basis points increase in average loans’ yield, the cost of deposits increased by only 17 basis points from 0.32% for the three months ended March 31, 2017 to 0.49% for the same period in 2018.

For the three months ended March 31, 2018, average interest-earning assets increased $2.42 billion or 7% to $35.51 billion from $33.10 billion for the same period in 2017. This increase was primarily due to increases of $3.12 billion or 12% in average loans, and $647.4 million or 39% in average interest-bearing cash and deposits with banks, partially offset by decreases of $947.2 million or 47% in average securities purchased under resale agreements (“resale agreements”) and $405.7 million or 12% in average investment securities.

Deposits are an important source of funding and affect both net interest income and net interest margin. Average deposits increased $2.58 billion or 9% to $32.29 billion for the three months ended March 31, 2018, compared to $29.71 billion for the same period in 2017. The average loans to average deposits ratio increased to 90% for the three months ended March 31, 2018, from 88% for the same period in 2017.

Other sources of funding primarily include Federal Home Loan Bank (“FHLB”) advances, long-term debt and securities sold under repurchase agreements (“repurchase agreements”). Cost of funds was 0.56% for the three months ended March 31, 2018, compared to 0.40% for the three months ended March 31, 2017.

The Company utilizes various tools to manage interest rate risk. Refer to Item 2. MD&A - Asset Liability and Market Risk Management - Interest Rate Risk Management.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018				2017
	Average Balance	Interest		Average Yield/ Rate(1)	Average Balance	Interest		Average Yield/ Rate(1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,323,771	$10,945		1.91%	$1,676,333	$5,116		1.24%
Resale agreements (2)	1,050,000	6,934		2.68%	1,997,222	9,468		1.92%
Investment securities (3)	2,854,335	15,456	(4)	2.20%	3,260,004	15,247	(4)	1.90%
Loans (5)	29,211,906	337,904	(6)	4.69%	26,087,178	272,061	(6)	4.23%
Restricted equity securities	73,651	634		3.49%	74,659	777		4.22%
Total interest-earning assets	35,513,663	371,873		4.25%	33,095,396	302,669		3.71%
Noninterest-earning assets:
Cash and due from banks	443,357				388,410
Allowance for loan losses	(285,836)				(263,957)
Other assets	1,709,914				1,708,182
Total assets	$37,381,098				$34,928,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits (7)	$4,559,695	$6,727		0.60%	$3,598,809	$3,587		0.40%
Money market deposits (7)	8,273,160	15,840		0.78%	7,942,833	8,436		0.43%
Savings deposits (7)	2,452,452	2,021		0.33%	2,284,116	1,329		0.24%
Time deposits (7)	5,716,638	14,548		1.03%	5,771,387	10,320		0.73%
Federal funds purchased and other short-term borrowings	871	7		3.26%	55,329	413		3.03%
FHLB advances	334,121	2,260		2.74%	600,736	2,030		1.37%
Repurchase agreements (2)	50,000	2,306		18.70%	346,667	3,143		3.68%
Long-term debt	166,658	1,471		3.58%	186,292	1,289		2.81%
Total interest-bearing liabilities	21,553,595	45,180		0.85%	20,786,169	30,547		0.60%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits (7)	11,289,512				10,112,174
Accrued expenses and other liabilities	615,065				536,292
Stockholders’ equity	3,922,926				3,493,396
Total liabilities and stockholders’ equity	$37,381,098				$34,928,031
Interest rate spread				3.40%				3.11%
Net interest income and net interest margin		$326,693		3.73%		$272,122		3.33%

(1)	Annualized.

(2)
Average balance of resale and repurchase agreements is reported net pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of net premiums on investment securities of $4.9 million and $5.6 million for the three months ended March 31, 2018 and 2017, respectively.

(5)	Average balance includes nonperforming loans and loans held-for-sale.

(6)
Includes net deferred loan fees, accretion of ASC 310-30 discounts and amortization of premiums, which totaled $8.2 million and $5.5 million for the three months ended March 31, 2018 and 2017, respectively.

(7)	Average balance of deposits includes average deposits held-for-sale for the three months ended March 31, 2018.

The following table summarizes the extent to which changes in interest rates and changes in average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into the change attributable to variations in volume and the change attributable to variations in interest rates. Changes that are not solely due to either volume or rate are allocated proportionally based on the absolute value of the change related to average volume and average rate. Nonaccrual loans are included in average loans in the table below:

($ in thousands)	Three Months Ended March 31,
	2018 vs. 2017
	Total Change	Changes Due to
		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$5,829	$2,422	$3,407
Resale agreements	(2,534)	(5,455)	2,921
Investment securities	209	(2,029)	2,238
Loans	65,843	34,449	31,394
Restricted equity securities	(143)	(10)	(133)
Total interest and dividend income	$69,204	$29,377	$39,827
Interest-bearing liabilities:
Checking deposits	$3,140	$1,122	$2,018
Money market deposits	7,404	365	7,039
Savings deposits	692	104	588
Time deposits	4,228	(99)	4,327
Federal funds purchased and other short-term borrowings	(406)	(435)	29
FHLB advances	230	(1,178)	1,408
Repurchase agreements	(837)	(4,593)	3,756
Long-term debt	182	(146)	328
Total interest expense	$14,633	$(4,860)	$19,493
Change in net interest income	$54,571	$34,237	$20,334

Noninterest Income

The following table presents the components of noninterest income for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018	2017	% Change
Branch fees	$10,430	$9,924	5%
Letters of credit fees and foreign exchange income	9,602	11,441	(16)%
Ancillary loan fees and other income	5,581	4,982	12%
Wealth management fees	2,953	4,335	(32)%
Derivative fees and other income	6,690	2,506	167%
Net gains on sales of loans	1,582	2,754	(43)%
Net gains on sales of available-for-sale investment securities	2,129	2,474	(14)%
Net gains on sales of fixed assets	1,086	72,007	(98)%
Net gain on sale of business	31,470	—	100%
Other fees and operating income	2,921	5,405	(46)%
Total noninterest income	$74,444	$115,828	(36)%

Noninterest income decreased $41.4 million or 36% to $74.4 million for the three months ended March 31, 2018, compared to $115.8 million for the same period in 2017. This decrease was primarily attributable to a decrease in net gains on sales of fixed assets, partially offset by an increase in net gain on sale of business for the three months ended March 31, 2018. The decrease in net gains on sales of fixed assets was primarily due to the $71.7 million pre-tax gain recognized during the three months ended March 31, 2017 from the sale of a commercial property in California. The Company completed the sale and leaseback of this commercial property for cash consideration of $120.6 million and entered into a leaseback with the buyer for part of the property, consisting of a retail branch and office facilities. The total pre-tax profit from the sale was $85.4 million, of which $71.7 million of the gain was recognized in the three months ended March 31, 2017, and $13.7 million was deferred and will be recognized over the term of the lease agreement.

Net gain on sale of business of $31.5 million for the three months ended March 31, 2018 was related to the sale of the Bank’s eight DCB branches, which was completed in March 2018, as discussed in detail in MD&A — Overview.

Derivative fees and other income increased $4.2 million to $6.7 million for the three months ended March 31, 2018, compared to $2.5 million for the same period in 2017. This increase was primarily due to an increase in interest rate swap income resulting from higher transaction volume and favorable mark-to-market valuations of the interest rate swaps.

Noninterest Expense

The following table presents the components of noninterest expense for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018	2017	% Change
Compensation and employee benefits	$95,234	$84,603	13%
Occupancy and equipment expense	16,880	15,640	8%
Deposit insurance premiums and regulatory assessments	6,273	5,929	6%
Legal expense	2,255	3,062	(26)%
Data processing	3,401	2,947	15%
Consulting expense	2,352	1,919	23%
Deposit related expenses	2,679	2,365	13%
Computer software expense	5,054	3,968	27%
Other operating expense	17,607	18,085	(3)%
Amortization of tax credit and other investments	17,400	14,360	21%
Total noninterest expense	$169,135	$152,878	11%

Noninterest expense totaled $169.1 million for the three months ended March 31, 2018, an increase of $16.3 million or 11%, compared to $152.9 million for the same period in 2017. This increase was primarily attributable to increases in compensation and employee benefits, and amortization of tax credit and other investments.

Compensation and employee benefits increased $10.6 million or 13% to $95.2 million for the three months ended March 31, 2018, compared to $84.6 million for the same period in 2017. This increase was primarily attributable to increases in headcount, average salaries and incentive compensation expenses to support the Company’s growing business.

Amortization of tax credit and other investments increased $3.0 million or 21% to $17.4 million for the three months ended March 31, 2018, compared to $14.4 million for the same period in 2017. This increase was primarily attributable to additional historic rehabilitation and renewable energy tax credit investments that were placed into service during the three months ended March 31, 2018.

Income Taxes

The following table presents the effective tax rate calculations for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018	2017	% Change
Income before income taxes	$211,784	$228,004	(7)%
Income tax expense	$24,752	$58,268	(58)%
Effective tax rate	11.7%	25.6%	(54)%

The lower effective tax rate of 11.7% for the three months ended March 31, 2018, compared to 25.6% for the same period in 2017, was mainly due to the enactment of the Tax Act that was signed into law in December 2017. The Tax Act, amongst other things, lowered the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, resulting in a similar decrease in the effective tax rate for the three months ended March 31, 2018. For additional details regarding the Tax Act, see Note 12 — Income Taxes to the Consolidated Financial Statements of the Company’s 2017 Form 10-K. The lower effective tax rate was also due to a $3.9 million reversal of state tax payable during the three months ended March 31, 2018. In addition, tax expense during the three months ended March 31, 2018 included the impact of accounting for stock-based compensation in accordance with Accounting Standards Update (“ASU”) 2016-09, which reduced tax expense by $4.8 million compared to a reduction of $4.4 million during the three months ended March 31, 2017.

Management regularly reviews the Company’s tax positions and deferred tax balances. Factors considered in this analysis include the Company’s ability to generate future taxable income, implement tax-planning strategies and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized and settled. Net deferred tax assets increased by $6.9 million or 7% to $104.3 million as of March 31, 2018, compared to $97.4 million as of December 31, 2017.

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

The Retail Banking segment focuses primarily on deposit operations through the Bank’s branch network. The Commercial Banking segment primarily generates commercial loans and deposits through domestic commercial lending offices located in the U.S. and foreign commercial lending offices in China and Hong Kong. Furthermore, the Commercial Banking segment offers a wide variety of international finance, trade finance, and cash management services and products. The remaining centralized functions, including the treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments.

The Company’s internal funds transfer pricing process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The Company’s internal funds transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.  The Company’s internal reporting process utilizes a full-allocation methodology. Under this methodology, corporate expenses and expenses incurred by the Other segment are allocated to the Retail Banking and Commercial Banking segments, except certain treasury-related expenses and an insignificant amount of other residual unallocated expenses.

In reporting segment income after taxes prior to the fourth quarter of 2017, the Company applied the consolidated effective tax rate to all of its business segments, and allocated the amortization of tax credit and other investments from the Other segment to the Retail Banking and Commercial Banking segments. In the fourth quarter of 2017, the Company has recently changed its methodology to measure the after-tax income of the Retail Banking and Commercial Banking segments using the applicable statutory tax rates, with the Other segment receiving the residual tax expense or benefit to arrive at the consolidated effective tax rate. With this change, the amortization of tax credit and other investments which had previously been allocated to each segment is now allocated to the Other segment only, along with the tax benefit. The Company has also allocated indirect costs to noninterest expense by segment for management reporting. In addition, operating segment profitability, which had previously been presented on an income before income tax basis only, has now been revised to be presented both on income before and income after tax basis.

Changes in the Company’s management structure and allocation or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior year periods are generally reclassified for such changes for comparability unless it is deemed not practicable to do so.

Note 16 — Business Segments to the Consolidated Financial Statements describes the Company’s segment reporting methodology and the business activities of each business segment, and presents financial results of these business segments for the three months ended March 31, 2018 and 2017.

The following tables present the selected segment information for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31, 2018
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$175,948	$144,480	$6,265	$326,693
Noninterest income	$44,448	$27,438	$2,558	$74,444
Noninterest expense	$81,968	$65,020	$22,147	$169,135
Segment income (loss) before income taxes	$135,335	$89,773	$(13,324)	$211,784
Segment income after income taxes	$96,968	$64,362	$25,702	$187,032

($ in thousands)	Three Months Ended March 31, 2017
	Retail Banking	Commercial Banking	Other	Total
Net interest income (loss)	$139,650	$134,855	$(2,383)	$272,122
Noninterest income	$13,564	$25,734	$76,530	$115,828
Noninterest expense	$72,844	$54,373	$25,661	$152,878
Segment income before income taxes	$79,992	$99,526	$48,486	$228,004
Segment income after income taxes	$47,035	$58,796	$63,905	$169,736

Retail Banking
The Retail Banking segment reported segment net income of $97.0 million for the three months ended March 31, 2018, compared to $47.0 million for the same period in 2017. The increase of $49.9 million or 106% in net income was primarily driven by an increase in income before income taxes, partially offset by an increase in income tax expense. Income tax expense increased by $5.4 million or 16% while the segment’s effective tax rate decreased from 41.2% during the three months ended March 31, 2017 to 28.4% during the three months ended March 31, 2018. The decrease in the segment’s effective tax rate was primarily due to the decrease in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018 as a result of the Tax Act.
The Retail Banking segment reported segment income before income taxes of $135.3 million for the three months ended March 31, 2018, compared to $80.0 million for the same period in 2017. The increase of $55.3 million or 69% in income before income taxes for this segment for the three months ended March 31, 2018, compared to the same period in 2017, was primarily driven by an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense.
Net interest income for this segment increased $36.3 million or 26% to $175.9 million for the three months ended March 31, 2018, compared to $139.7 million for the same period in 2017. The increase in net interest income for the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to the growth in core deposits and higher interest income credits received by this segment under the Bank’s internal funds transfer pricing system due to interest rate increases.
Noninterest income for this segment increased $30.9 million or 228% to $44.4 million for the three months ended March 31, 2018, compared to $13.6 million for the same period in 2017. The increase in noninterest income for the three months ended March 31, 2018, compared to the same period in 2017, was primarily attributable to the $31.5 million gain recognized from the sale of the Bank’s DCB branches as discussed in MD&A — Overview.
Noninterest expense for this segment increased by $9.1 million or 13% to $82.0 million for the three months ended March 31, 2018, compared to $72.8 million for the same period in 2017. This increase was primarily due to an increase in corporate expenses allocated to the Retail Banking segment as a result of increased compensation expenses incurred by the Other segment, and an increase in direct compensation expense incurred by the Retail Banking segment.
Commercial Banking
The Commercial Banking segment reported segment net income of $64.4 million for the three months ended March 31, 2018, compared to $58.8 million for the same period in 2017. The increase of $5.6 million or 9% in net income was primarily driven by a decrease in income tax expense, partially offset by a decrease in income before income taxes. Income tax expense decreased by $15.3 million or 38% while the segment’s effective tax rate decreased from 40.9% during the three months ended March 31, 2017 to 28.3% during the three months ended March 31, 2018. This decrease in the segment’s effective tax rate was primarily due to the decrease in the U.S. federal corporate income tax rate from 35% to 21% as discussed in the “Retail Banking” section above.
The Commercial Banking segment reported segment income before income taxes of $89.8 million for the three months ended March 31, 2018, compared to $99.5 million for the same period in 2017. The decrease of $9.8 million or 10% in income before income taxes for this segment was primarily attributable to increases in provision for credit losses and noninterest expense, partially offset by an increase in net interest income.
Provision for credit losses for this segment increased $10.4 million or 156% to $17.1 million for the three months ended March 31, 2018, compared to $6.7 million for the same period in 2017 as a result of growth in commercial loans.
Net interest income for this segment increased $9.6 million or 7% to $144.5 million for the three months ended March 31, 2018, compared to $134.9 million for the same period in 2017. The increase in net interest income for the three months ended March 31, 2018 was due to growth in commercial loans and commercial core deposits, from which the segment receives interest income credit under the Bank’s internal funds transfer pricing system.
Noninterest expense for this segment increased by $10.6 million or 20% to $65.0 million for the three months ended March 31, 2018, compared to $54.4 million for the same period in 2017. This increase was primarily due to an increase in corporate expenses allocated to the Commercial Banking segment as a result of increased compensation expenses incurred by the Other segment, and an increase in direct compensation expense incurred by the Commercial Banking segment.

Other
The Other segment reported segment net income of $25.7 million for the three months ended March 31, 2018, compared to $63.9 million for the same period in 2017. The decrease of $38.2 million or 60% in net income was primarily driven by a decrease in income before income taxes, partially offset by an increase in income tax benefit. Income tax benefit increased by $23.6 million or 153% primarily due to a pre-tax loss of $13.3 million for the three months ended March 31, 2018 compared to a pre-tax income of $48.5 million for the same period in 2017. The $61.8 million or 127% reduction in segment income before income taxes for this segment for the three months ended March 31, 2018 was primarily driven by a decrease in noninterest income, partially offset by an increase in net interest income.

Net interest income for this segment increased $8.6 million or 363% to $6.3 million for the three months ended March 31, 2018, compared to a net interest loss of $2.4 million for the same period in 2017. The Other segment includes the activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through internal funds transfer pricing credits and charges, which are included in net interest income. The increase in net interest income for the three months ended March 31, 2018 was primarily due to an increase in net interest income from loans, which resulted from the higher internal funds transfer pricing on loans.

Noninterest income for this segment decreased $74.0 million or 97% to $2.6 million for the three months ended March 31, 2018, compared to $76.5 million for the same period in 2017. This decrease was primarily due to the pre-tax gain of $71.7 million recognized on the sale of the commercial property in California during the three months ended March 31, 2017 while there was no similar transaction during the three months ended March 31, 2018.

Balance Sheet Analysis

The following table presents a discussion of the significant changes between March 31, 2018 and December 31, 2017:

Selected Consolidated Balance Sheet Data

($ in thousands)			Change
	March 31, 2018	December 31, 2017	$	%
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,314,938	$2,174,592	$140,346	6%
Interest-bearing deposits with banks	478,871	398,422	80,449	20%
Resale agreements	1,050,000	1,050,000	—	—%
Available-for-sale investment securities, at fair value	2,811,416	3,016,752	(205,336)	(7)%
Restricted equity securities, at cost	73,787	73,521	266	—%
Loans held-for-sale	46,181	85	46,096	NM
Loans held-for-investment (net of allowance for loan losses of $297,654 in 2018 and $287,128 in 2017)	29,257,594	28,688,590	569,004	2%
Investments in qualified affordable housing partnerships, net	160,574	162,824	(2,250)	(1)%
Investments in tax credit and other investments, net	246,183	224,551	21,632	10%
Premises and equipment	119,733	121,209	(1,476)	(1)%
Goodwill	465,547	469,433	(3,886)	(1)%
Branch assets held-for-sale	—	91,318	(91,318)	(100)%
Other assets	668,334	678,952	(10,618)	(2)%
TOTAL	$37,693,158	$37,150,249	$542,909	1%
LIABILITIES
Noninterest-bearing	$11,763,936	$10,887,306	$876,630	8%
Interest-bearing	20,844,841	20,727,757	117,084	1%
Deposits	32,608,777	31,615,063	993,714	3%
Branch liability held-for-sale	—	605,111	(605,111)	(100)%
Short-term borrowings	30,277	—	30,277	100%
FHLB advances	324,451	323,891	560	—%
Repurchase agreements	50,000	50,000	—	—%
Long-term debt	166,640	171,577	(4,937)	(3)%
Accrued expenses and other liabilities	534,258	542,656	(8,398)	(2)%
Total liabilities	33,714,403	33,308,298	406,105	1%
STOCKHOLDERS’ EQUITY	3,978,755	3,841,951	136,804	4%
TOTAL	$37,693,158	$37,150,249	$542,909	1%

NM Not Meaningful

As of March 31, 2018, total assets were $37.69 billion, an increase of $542.9 million or 1% from December 31, 2017. The predominant area of asset growth was in loans, which was driven by strong increases in single-family residential and commercial and industrial (“C&I”) loans, as well as higher cash and cash equivalents and interest-bearing deposits with banks resulting from deposit growth and active liquidity management. These increases were partially offset by a decrease in available-for-sale investment securities resulting from sales, repayments, maturities and redemptions during the three months ended March 31, 2018, as well as a decrease in branch assets held-for-sale following the completion of the sale of the Bank’s DCB branches in March 2018.

As of March 31, 2018, total liabilities were $33.71 billion, an increase of $406.1 million or 1% from December 31, 2017, primarily due to increases in deposits. This increase was partially offset by a decrease in branch liability held-for-sale following the completion of the sale of the Bank’s DCB branches in March 2018.

As of March 31, 2018, total stockholders’ equity was $3.98 billion, an increase of $136.8 million or 4% from December 31, 2017. This increase was primarily due to $187.0 million in net income, partially offset by $29.3 million of cash dividends declared on common stock.

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

Available-for-Sale Investment Securities

As of March 31, 2018 and December 31, 2017, the Company’s available-for-sale investment securities portfolio was primarily comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and foreign bonds. Investment securities classified as available-for-sale are carried at their fair value with the corresponding changes in fair value recorded in Accumulated other comprehensive loss, net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheet.

The following table presents the breakout of the amortized cost and fair value of available-for-sale investment securities by major categories as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$668,670	$651,830	$651,395	$640,280
U.S. government agency and U.S. government sponsored enterprise debt securities	235,776	233,016	206,815	203,392
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	1,361,215	1,329,287	1,528,217	1,509,228
Municipal securities	74,942	74,076	99,636	99,982
Non-agency residential mortgage-backed securities	8,547	8,404	9,136	9,117
Corporate debt securities	36,379	35,858	37,585	37,003
Foreign bonds	505,364	478,945	505,396	486,408
Other securities (1)	—	—	31,887	31,342
Total available-for-sale investment securities	$2,890,893	$2,811,416	$3,070,067	$3,016,752

(1)
Other securities are comprised of mutual funds, which are equity securities with readily determinable fair value. Prior to the adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, these securities were reported as available-for-sale investment securities with changes in fair value recorded through other comprehensive income. Upon adoption of ASU 2016-01, which became effective January 1, 2018, these securities were reclassified from Available-for-sale investment securities, at fair value to Investments in tax credit and other investments, net, with changes in fair value recorded through net income.

The fair value of the available-for-sale investment securities totaled $2.81 billion as of March 31, 2018, compared to $3.02 billion as of December 31, 2017. The decrease of $205.3 million or 7% was primarily attributable to the sales, repayments and redemptions of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities and municipal securities. In addition, upon the adoption of ASU 2016-01 in the first quarter of 2018, the Company reclassified its equity securities that were previously categorized as “Other securities” in Available-for-sale investment securities, at fair value to Investment in tax credits and other investments, net. The decrease in available-for-sale investment securities was partially offset by purchases of U.S. government agency and U.S. government sponsored enterprise debt securities and U.S. Treasury securities.

The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. As of March 31, 2018, the Company’s net unrealized losses on available-for-sale investment securities were $79.5 million, compared to $53.3 million as of December 31, 2017. The increase in net unrealized losses was primarily attributed to an increase in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $82.2 million as of March 31, 2018, compared to $58.3 million as of December 31, 2017. As of March 31, 2018, the Company had no intention to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. No other-than-temporary impairment loss was recognized for each of the three months ended March 31, 2018 and 2017. For a complete discussion and disclosure, see Note 4 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 6 — Securities to the Consolidated Financial Statements.

As of March 31, 2018 and December 31, 2017, available-for-sale investment securities with fair value of $498.7 million and $534.3 million, respectively, were primarily pledged to secure repurchase agreements, public deposits, the Federal Reserve Bank’s discount window and for other purposes required or permitted by law.

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

($ in thousands)	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
Available-for-sale investment securities:
U.S. Treasury securities:
Maturing in one year or less	$90,114	$89,812	1.05%	$120,233	$119,844	1.01%
Maturing after one year through five years	578,556	562,018	1.64%	531,162	520,436	1.55%
Total	668,670	651,830	1.56%	651,395	640,280	1.45%
U.S. government agency and U.S. government sponsored enterprise debt securities:
Maturing in one year or less	52,101	52,156	1.84%	24,999	24,882	1.02%
Maturing after one year through five years	13,763	13,579	2.23%	9,720	9,743	2.36%
Maturing after five years through ten years	108,558	107,268	2.24%	119,645	116,570	2.05%
Maturing after ten years	61,354	60,013	2.66%	52,451	52,197	2.58%
Total	235,776	233,016	2.26%	206,815	203,392	2.07%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Maturing after one year through five years	44,483	43,578	1.90%	48,363	47,811	2.34%
Maturing after five years through ten years	75,439	73,561	2.53%	71,562	70,507	2.48%
Maturing after ten years	1,241,293	1,212,148	2.66%	1,408,292	1,390,910	2.31%
Total	1,361,215	1,329,287	2.63%	1,528,217	1,509,228	2.32%
Municipal securities (2):
Maturing in one year or less	14,118	13,965	2.56%	7,395	7,424	2.69%
Maturing after one year through five years	56,672	55,996	2.18%	83,104	83,301	2.31%
Maturing after five years through ten years	4,152	4,115	2.92%	4,156	4,215	2.92%
Maturing after ten years	—	—	—%	4,981	5,042	4.40%
Total	74,942	74,076	2.29%	99,636	99,982	2.47%
Non-agency residential mortgage-backed securities:
Maturing after ten years	8,547	8,404	2.91%	9,136	9,117	2.79%
Corporate debt securities:
Maturing in one year or less	11,441	10,742	2.72%	12,650	11,905	2.29%
Maturing after one year through five years	24,938	25,116	2.90%	—	—	—%
Maturing after five years through ten years	—	—	—%	24,935	25,098	2.90%
Total	36,379	35,858	2.85%	37,585	37,003	2.70%
Foreign bonds:
Maturing in one year or less	405,364	382,515	2.12%	405,396	387,729	2.13%
Maturing after one year through five years	100,000	96,430	2.77%	100,000	98,679	2.71%
Total	505,364	478,945	2.25%	505,396	486,408	2.24%
Other securities:
Maturing in one year or less	—	—	—%	31,887	31,342	2.71%
Total	—	—	—%	31,887	31,342	2.71%
Total:
Maturing in one year or less	573,138	549,190		602,560	583,126
Maturing after one year through five years	818,412	796,717		772,349	759,970
Maturing after five years through ten years	188,149	184,944		220,298	216,390
Maturing after ten years	1,311,194	1,280,565		1,474,860	1,457,266
Total available-for-sale investment securities	$2,890,893	$2,811,416		$3,070,067	$3,016,752

(1)	Weighted-average yields are computed based on amortized cost balances.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Total Loan Portfolio

Loan Portfolio Reviews

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial lending loans (comprised of C&I, commercial real estate (“CRE”), multifamily residential, and construction and land loans) and consumer lending loans (comprised of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans). Total net loans, including loans held-for-sale, increased $537.0 million or 2% to $29.30 billion as of March 31, 2018 from $28.77 billion as of December 31, 2017. The increase was primarily driven by strong increases of $279.9 million or 6% in single-family residential loans and $147.5 million or 1% in C&I loans.

The following table presents the composition of the Company’s total loan portfolio by segment as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018		December 31, 2017
	Amount (1)%		Amount (1)%
Commercial lending:
C&I	$10,818,304	37%	$10,697,231	37%
CRE	9,022,746	30%	8,936,897	31%
Multifamily residential	1,954,855	7%	1,916,176	7%
Construction and land	669,340	2%	659,697	2%
Total commercial lending	22,465,245	76%	22,210,001	77%
Consumer lending:
Single-family residential	4,930,580	17%	4,646,289	16%
HELOCs	1,775,443	6%	1,782,924	6%
Other consumer	383,980	1%	336,504	1%
Total consumer lending	7,090,003	24%	6,765,717	23%
Total loans held-for-investment (2)	$29,555,248	100%	$28,975,718	100%
Allowance for loan losses	(297,654)		(287,128)
Loans held-for-sale (3)	46,181		78,217
Total loans, net	$29,303,775		$28,766,807

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(36.6) million and $(34.0) million as of March 31, 2018 and December 31, 2017, respectively.

(2)	Includes ASC 310-30 discount of $32.2 million and $35.3 million as of March 31, 2018 and December 31, 2017, respectively.

(3)	Includes $78.1 million of loans held-for-sale in branch assets held-for-sale as of December 31, 2017.

Although the loan portfolio grew 2% during the three months ended March 31, 2018, the loan type composition remained relatively unchanged from December 31, 2017. The Company’s commercial lending portfolio comprised 76% and 77% of the total loan portfolio as of March 31, 2018 and December 31, 2017, respectively, and is discussed below.

Commercial Lending — C&I Loans. C&I loans of $10.82 billion and $10.70 billion, which accounted for 37% of the total loan portfolio as of both March 31, 2018 and December 31, 2017, comprised the largest portfolio in the lending portfolio. Over the last few years, the Company has experienced higher growth in its specialized lending verticals in industries such as entertainment, private equity, structured specialty finance and energy.

Although the C&I industry sectors in which the Company provides financing are diversified, the Company has higher concentrations in the wholesale trade, manufacturing, entertainment, real estate and leasing, and private equity industry sectors. The Company’s C&I loan exposures within the wholesale trade sector, which totaled $1.63 billion and $1.56 billion as of March 31, 2018 and December 31, 2017, respectively, are largely related to U.S. domiciled companies that import goods from Greater China for U.S. consumer consumption, many of which are companies based in California. The Company also has a syndicated loan portfolio within the C&I loan portfolio, which totaled $579.1 million and $616.2 million as of March 31, 2018 and December 31, 2017, respectively. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classifications, setting limits for specialized lending verticals and setting diversification targets.

Commercial Lending — CRE Loans. The CRE loan portfolio includes income producing real estate loans where the interest rates may be fixed, variable or hybrid. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers. Loans are generally underwritten with high standards for cash flows, debt service coverage ratios and loan-to-value ratios.

The following tables summarize the Company’s CRE, multifamily residential, and construction and land loans by geographic markets as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018
	CRE	%	Multifamily Residential	%	Construction and Land	%
Geographic markets:
Northern California	$2,038,083		$443,545		$127,249
Southern California	4,902,574		1,223,440		273,508
California	6,940,657	77%	1,666,985	85%	400,757	60%
New York	639,070	7%	101,054	5%	141,333	21%
Texas	545,521	6%	46,032	2%	43,053	6%
Washington	319,606	4%	60,649	3%	41,038	6%
Other markets	577,892	6%	80,135	5%	43,159	7%
Total loans (1)	$9,022,746	100%	$1,954,855	100%	$669,340	100%

($ in thousands)	December 31, 2017
	CRE	%	Multifamily Residential	%	Construction and Land	%
Geographic markets:
Northern California	$1,975,890		$446,068		$137,539
Southern California	4,809,095		1,170,565		293,814
California	6,784,985	76%	1,616,633	84%	431,353	65%
New York	707,910	8%	98,391	5%	132,866	20%
Texas	555,397	6%	46,910	2%	34,330	5%
Washington	328,570	4%	61,779	3%	25,377	4%
Other markets	560,035	6%	92,463	6%	35,771	6%
Total loans (1)	$8,936,897	100%	$1,916,176	100%	$659,697	100%

(1)	Loans net of ASC 310-30 discount.

As illustrated by the tables above, due to the nature of the Company’s geographical footprint and market presence, the Company’s CRE loan concentration is primarily in California, which comprised 77% and 76% of the CRE loan portfolio as of March 31, 2018 and December 31, 2017, respectively. Accordingly, changes in the California economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. 20% of the total CRE loans as of both March 31, 2018 and December 31, 2017 were owner occupied properties, while the remaining 80% were non-owner occupied properties (where 50% or more of the debt service for the loan is provided by rental income) as of both March 31, 2018 and December 31, 2017.

Despite the geographical concentration of CRE loans as discussed in the preceding paragraph, CRE loans are broadly diversified across all property types. The following table summarizes the Company’s CRE loan portfolio by property type as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
($ in thousands)	Amount	%	Amount	%
Retail	$3,185,269	36%	$3,077,556	34%
Offices	1,993,921	22%	1,714,821	19%
Industrial	1,737,849	19%	1,696,253	19%
Hotel/Motel	1,357,906	15%	1,279,884	14%
Other	747,801	8%	1,168,383	14%
Total CRE loans (1)	$9,022,746	100%	$8,936,897	100%

(1)	Loans net of ASC 310-30 discount.

Commercial Lending — Multifamily Residential Loans. The Company’s multifamily residential loans in the commercial lending portfolio are largely comprised of loans secured by smaller multifamily properties ranging from 5 to 15 units in its primary lending areas. The Company offers a variety of first lien mortgage loan programs, including fixed rate loans as well as adjustable rate mortgage loans with interest rates that adjust annually after the initial fixed periods of one to seven years. As of March 31, 2018 and December 31, 2017, 85% and 84% of the Company’s multifamily residential loans, respectively, were concentrated in California.

Commercial Lending — Construction and Land Loans. The Company had $591.1 million of construction loans and $463.7 million of unfunded commitments as of March 31, 2018, compared to $583.9 million of construction loans and $522.0 million of unfunded commitments as of December 31, 2017. The construction loan portfolio as of March 31, 2018 and December 31, 2017 was comprised largely of financing for the construction of hotels, multifamily and residential condominiums, as well as mixed use (residential and retail) structures. Similar to CRE loans, the Company has a geographic concentration of construction and land loans primarily in California.

The following table summarizes the Company’s single-family residential and HELOC loan portfolio by geographic market as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018				December 31, 2017
	Single- Family Residential	%	HELOCs	%	Single- Family Residential	%	HELOCs	%
Geographic markets:
Northern California	$788,445		$377,380		$738,680		$380,184
Southern California	2,378,459		902,336		2,270,420		918,492
California	3,166,904	64%	1,279,716	72%	3,009,100	65%	1,298,676	73%
New York	862,056	18%	276,735	16%	788,917	17%	270,291	15%
Washington	441,095	9%	147,767	8%	408,497	9%	144,950	8%
Other markets	460,525	9%	71,225	4%	439,775	9%	69,007	4%
Total (1)	$4,930,580	100%	$1,775,443	100%	$4,646,289	100%	$1,782,924	100%

(1)	Loans net of ASC 310-30 discount.

Consumer Lending — Single-Family Residential Loans. The Company offers a variety of first lien mortgage loan programs, including fixed rate conforming loans as well as adjustable rate mortgage loans with variable interest rates. Many of the single-family residential loans within the Company’s portfolio are reduced documentation loans where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less. These loans have historically experienced low delinquency and default rates. As of March 31, 2018 and December 31, 2017, 64% and 65% of the Company’s single-family residential loans, respectively, were concentrated in California.

Consumer Lending — HELOC Loans. The HELOC loan portfolio was comprised largely of loans originated through a reduced documentation loan program where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less. The Company is in a first lien position for many of these reduced documentation HELOCs. These loans have historically experienced low delinquency and default rates. As of March 31, 2018 and December 31, 2017, 72% and 73% of the Company’s HELOC loans, respectively, were concentrated in California.

Purchased Credit-Impaired Loans

Loans with evidence of credit deterioration as of their acquisition dates, are purchased credit-impaired loans (“PCI”) loans. PCI loans are recorded net of ASC 310-30 discount and totaled $452.4 million and $482.3 million as of March 31, 2018 and December 31, 2017, respectively. PCI loans are considered to be accruing due to the existence of the accretable yield, which represents the cash expected to be collected in excess of their carrying value, and not based on consideration given to contractual interest payments. The accretable yield was $95.9 million and $102.0 million as of March 31, 2018 and December 31, 2017, respectively. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the Consolidated Statement of Income or the allowance for credit losses. For additional details regarding PCI loans, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

Loans Held-for-Sale

When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s management evaluation processes, including asset/liability management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of March 31, 2018, loans held-for-sale amounted to $46.2 million, which were comprised of C&I and single-family residential loans. In comparison, as of December 31, 2017, loans held-for-sale amounted to $85 thousand, which were comprised of single-family residential loans. Loans transferred from held-for-investment to held-for-sale were $155.8 million and $278.0 million during the three months ended March 31, 2018 and 2017, respectively. These transfers were comprised mainly of C&I loans for both periods. The Company recorded $85 thousand and $92 thousand in write-downs to the allowance for loan losses as a result of these transfers for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, the Company sold $89.7 million in originated loans, resulting in net gains of $1.6 million. In comparison, during the three months ended March 31, 2017, the Company sold $29.3 million in originated loans, resulting in net gains of $1.8 million. These sales during the three months ended March 31, 2018 were comprised primarily of $77.8 million of C&I originated loans, and the sales during the three months ended March 31, 2017 were comprised of $12.8 million and $12.2 million of CRE and C&I originated loans, respectively.

During the three months ended March 31, 2018, the Company purchased loans of $80.0 million, compared to $147.2 million during the same period in 2017. Purchased loans for the three months ended March 31, 2018 were comprised primarily of C&I syndication and single-family residential loans. Purchased loans for the three months ended March 31, 2017 were comprised primarily of C&I syndication loans.

From time to time, the Company purchases and sells loans in the secondary market. Certain purchased loans are transferred from held-for-investment to held-for-sale and corresponding write-downs to allowance for loan losses are recorded, when appropriate. During the three months ended March 31, 2018, the Company sold loans of $24.6 million in the secondary market at net losses of $27 thousand. In comparison, during the same period in 2017, the Company sold loans of $246.6 million in the secondary market, resulting in net gains of $1.0 million.

The Company records valuation adjustments in Net gains on sales of loans on the Consolidated Statement of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value. For the three months ended March 31, 2018, no valuation adjustments were recorded. In comparison, the Company recorded valuation adjustments of $69 thousand for the three months ended March 31, 2017.

Non-PCI Nonperforming Assets

Non-purchased credit impaired (“non-PCI”) nonperforming assets are comprised of nonaccrual loans and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Hence, OREO are not directly related to the Company’s business and are considered nonperforming assets. Generally, loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrowers’ financial conditions and the adequacy of collateral, if any. The following table presents information regarding non-PCI nonperforming assets as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018	December 31, 2017
Nonaccrual loans:
Commercial lending:
C&I	$80,807	$69,213
CRE	26,496	26,986
Multifamily residential	2,050	1,717
Construction and land	3,973	3,973
Consumer lending:
Single-family residential	7,465	5,923
HELOCs	6,935	4,006
Other consumer	2,491	2,491
Total nonaccrual loans	130,217	114,309
OREO	734	830
Total nonperforming assets	$130,951	$115,139
Non-PCI nonperforming assets to total assets (1)	0.35%	0.31%
Non-PCI nonaccrual loans to loans held-for-investment (1)	0.44%	0.39%
Allowance for loan losses to non-PCI nonaccrual loans	228.58%	251.19%

(1)	Total assets and loans held-for-investment include PCI loans of $452.4 million and $482.3 million as of March 31, 2018 and December 31, 2017, respectively.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrowers’ financial conditions and loan repayment capabilities. Nonaccrual loans increased by $15.9 million or 14% to $130.2 million as of March 31, 2018 from $114.3 million as of December 31, 2017. The increase in nonaccrual loans was primarily due to two C&I non-PCI loans being placed on nonaccrual status during the three months ended March 31, 2018. Nonaccrual loans as a percentage of loans held-for-investment increased from 0.39% as of December 31, 2017 to 0.44% as of March 31, 2018. C&I loans comprised 62% and 61% of total nonaccrual loans as of March 31, 2018 and December 31, 2017, respectively. Credit risks related to the C&I nonaccrual loans were mitigated by the collateral. As of March 31, 2018, $45.0 million or 35% of the $130.2 million non-PCI nonaccrual loans consisted of loans that were less than 90 days delinquent. In comparison, $34.4 million or 30% of the $114.3 million non-PCI nonaccrual loans consisted of loans that were less than 90 days delinquent as of December 31, 2017.

For additional details regarding the Company’s non-PCI nonaccrual loans policy, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

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

The following table presents the performing and nonperforming TDRs by loan segments as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018		December 31, 2017
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
Commercial lending:
C&I	$18,174	$44,511	$29,472	$39,509
CRE	8,420	17,534	8,570	17,830
Multifamily residential	7,367	287	8,919	289
Construction and land	—	3,973	—	3,973
Consumer lending:
Single-family residential	8,354	774	8,415	778
HELOCs	1,199	530	1,202	530
Total TDRs	$43,514	$67,609	$56,578	$62,909

Performing TDRs decreased by $13.1 million or 23% to $43.5 million as of March 31, 2018, primarily due to the transfers of two C&I loans from performing to nonperforming status during the three months ended March 31, 2018. Nonperforming TDRs increased by $4.7 million or 7% to $67.6 million as of March 31, 2018, primarily due to the aforementioned transfers of two C&I loans between performing and nonperforming status, partially offset by the payoff of a C&I loan.

The Company’s impaired loans include predominantly non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified as a TDR, on either accrual or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K for additional information regarding the Company’s TDRs and impaired loan policies. As of March 31, 2018, the allowance for loan losses included $32.3 million for impaired loans with a total recorded investment balance of $85.5 million. In comparison, the allowance for loan losses included $19.9 million for impaired loans with a total recorded investment balance of $91.8 million as of December 31, 2017.

The following table presents the recorded investment balances for non-PCI impaired loans as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial lending:
C&I	$98,981	57%	$98,685	58%
CRE	34,916	20%	35,556	21%
Multifamily residential	9,417	6%	10,636	6%
Construction and land	3,973	2%	3,973	2%
Total commercial lending	147,287	85%	148,850	87%
Consumer lending:
Single-family residential	15,819	9%	14,338	8%
HELOCs	8,134	5%	5,208	3%
Other consumer	2,491	1%	2,491	2%
Total consumer lending	26,444	15%	22,037	13%
Total non-PCI impaired loans	$173,731	100%	$170,887	100%

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

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of March 31, 2018, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, loan growth, portfolio performance and general economic conditions. The estimation of the allowance for credit losses involves subjective and complex judgments. For additional details on the Company’s allowance for credit losses, including the methodologies used, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements of this report, and Item 7. MD&A — Critical Accounting Policies and Estimates and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

The following table presents a summary of activities in the allowance for credit losses for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018	2017
Allowance for loan losses, beginning of period	$287,128	$260,520
Provision for loan losses	19,922	8,015
Gross charge-offs:
Commercial lending:
C&I	(18,445)	(7,057)
Construction and land	—	(148)
Consumer lending:
Single-family residential	(1)	—
Other consumer	(17)	(4)
Total gross charge-offs	(18,463)	(7,209)
Gross recoveries:
Commercial lending:
C&I	7,687	455
CRE	427	569
Multifamily residential	333	567
Construction and land	435	24
Consumer lending:
Single-family residential	184	11
HELOCs	—	24
Other consumer	1	118
Total gross recoveries	9,067	1,768
Net charge-offs	(9,396)	(5,441)
Allowance for loan losses, end of period	297,654	263,094

Allowance for unfunded credit reserves, beginning of period	13,318	16,121
Provision for (reversal of) unfunded credit reserves	296	(947)
Allowance for unfunded credit reserves, end of period	13,614	15,174
Allowance for credit losses	$311,268	$278,268

Average loans held-for-investment	$29,142,875	$26,067,263
Loans held-for-investment	$29,555,248	$26,461,292
Allowance for loan losses to loans held-for-investment	1.01%	0.99%
Annualized net charge-offs to average loans held-for-investment	0.13%	0.08%

As of March 31, 2018, the allowance for loan losses amounted to $297.7 million or 1.01% of loans held-for-investment, compared to $287.1 million or 0.99% and $263.1 million or 0.99% of loans held-for-investment as of December 31, 2017 and March 31, 2017, respectively. The increase in the allowance for loan losses was largely due to loan portfolio growth and impairment of a few new C&I loans. The allowance for loan losses to loans held-for-investment ratio as of March 31, 2018 remained relatively consistent compared to both December 31, 2017 and March 31, 2017 as a result of the stable economic cycle and prudent credit risk management practices. Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The fluctuation in the provision for credit losses is impacted by the historical loss rates trend along with the net charge-offs experienced during the period. The increase in the provision for credit losses for the three months ended March 31, 2018, compared to the same period in 2017, was reflective of the overall loan portfolio growth and impairment of a few new C&I loans. The Company believes the allowance for credit losses as of March 31, 2018 and December 31, 2017 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at each respective date.

The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans held-for-investment as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018		December 31, 2017
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
Commercial lending:
C&I	$169,695	37%	$163,058	37%
CRE	39,718	30%	41,237	31%
Multifamily residential	18,499	7%	19,109	7%
Construction and land	32,220	2%	26,881	2%
Consumer lending:
Single-family residential	25,957	17%	26,362	16%
HELOCs	7,041	6%	7,354	6%
Other consumer	4,524	1%	3,127	1%
Total	$297,654	100%	$287,128	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of March 31, 2018, the Company established an allowance of $47 thousand on $452.4 million of PCI loans. In comparison, an allowance of $58 thousand was established on $482.3 million of PCI loans as of December 31, 2017. The allowance balances for both periods were attributed mainly to the PCI CRE loans.

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. Deposits are the primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. The following table presents the balances for deposits as of March 31, 2018 and December 31, 2017:

($ in thousands)					Change
	March 31, 2018	% of Total Deposits	December 31, 2017	% of Total Deposits	$	%
Core deposits
Noninterest-bearing demand	$11,763,936	36%	$10,887,306	34%	$876,630	8%
Interest-bearing checking	4,428,952	14%	4,419,089	14%	9,863	—%
Money market	7,913,040	24%	8,359,425	26%	(446,385)	(5)%
Savings	2,301,780	7%	2,308,494	7%	(6,714)	—%
Total core deposits	26,407,708	81%	25,974,314	82%	433,394	2%
Time deposits	6,201,069	19%	5,640,749	18%	560,320	10%
Total deposits	$32,608,777	100%	$31,615,063	100%	$993,714	3%

The Company’s deposit strategy is to grow and retain relationship-based deposits, which provide a stable and low-cost source of funding and liquidity to the Company. Total deposits increased due to growth in time deposits of $560.3 million or 10% and core deposits of $433.4 million or 2%. Core deposits comprised 81% and 82% of total deposits as of March 31, 2018 and December 31, 2017, respectively. The $433.4 million increase in core deposits was primarily due to an increase in noninterest-bearing checking deposits, partially offset by a decrease in money market deposits. Noninterest-bearing demand deposits comprised 36% and 34% of total deposits as of March 31, 2018 and December 31, 2017, respectively. Interest-bearing checking deposits comprised 14% of total deposits as of both March 31, 2018 and December 31, 2017. As of March 31, 2018, the total deposits were 110% of total loans held-for-investment, compared to 109% as of December 31, 2017, as the growth in deposits slightly outpaced the growth in total loans held-for-investment.

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, long-term FHLB advances and repurchase agreements.

The $30.3 million short-term borrowings as of March 31, 2018 were entered into by the Company’s subsidiary, East West Bank (China) Limited, with interest rates ranging from 2.78% to 3.05% as of March 31, 2018, and will mature in the second quarter of 2018. The Company had no short-term borrowings outstanding as of December 31, 2017.

FHLB advances increased by $560 thousand to $324.5 million as of March 31, 2018 from $323.9 million as of December 31, 2017. As of March 31, 2018, FHLB advances had floating interest rates ranging from 1.99% to 2.24% with remaining maturities between 0.9 and 4.6 years.

Gross repurchase agreements totaled $450.0 million as of both March 31, 2018 and December 31, 2017. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Net repurchase agreements totaled $50.0 million as of both March 31, 2018 and December 31, 2017, after offsetting $400.0 million of gross repurchase agreements against gross resale agreements that were both eligible for netting pursuant to ASC 210-20-45-11. As of March 31, 2018, the gross repurchase agreements had interest rates ranging between 4.01% and 4.26%, original terms between 10.0 and 16.5 years, and remaining maturities between 4.6 and 5.4 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded at the values at which the securities are sold. The collateral for the repurchase agreements is primarily comprised of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. To ensure that the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funding from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements.

Long-Term Debt

The Company uses long-term debt to provide funding to acquire interest-earning assets and enhance liquidity. Long-term debt, which consists of junior subordinated debt and a term loan, decreased $4.9 million or 3% from $171.6 million as of December 31, 2017 to $166.6 million as of March 31, 2018. The decrease was primarily due to the $5.0 million quarterly repayment on the term loan during the three months ended March 31, 2018.

The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt totaled $146.6 million as of each March 31, 2018 and December 31, 2017. The junior subordinated debt had a weighted-average interest rate of 3.34% and 2.60% for the three months ended March 31, 2018 and 2017, respectively, and remaining maturities between 16.7 years and 19.5 years as of March 31, 2018.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month London Interbank Offered Rate plus 150 basis points. The weighted-average interest rate was 3.25% and 2.38% for the three months ended March 31, 2018 and 2017, respectively. The outstanding balance of the term loan was $20.0 million and $25.0 million as of March 31, 2018 and December 31, 2017, respectively.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations and economic uncertainties. In addition, the Company’s financial assets held in the branch in Hong Kong and the subsidiary bank in China may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. The table below presents the major financial assets held in the Company’s overseas offices as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018		December 31, 2017
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong Branch
Cash and cash equivalents	$102,215	0%	$151,631	0%
Available-for-sale investment securities (1)	$239,662	1%	$242,107	1%
Loans held-for-investment (2)(3)	$717,380	2%	$713,728	2%
Total assets	$1,065,290	3%	$1,100,471	3%

Subsidiary Bank in China
Cash and cash equivalents	$719,748	2%	$626,658	2%
Loans held-for-investment (3)	$548,472	1%	$484,214	1%
Total assets	$1,489,833	4%	$1,302,562	4%

(1)	Comprises primarily U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise debt securities, and corporate debt securities.

(2)	Includes ASC 310-30 discount of $291 thousand and $353 thousand as of March 31, 2018 and December 31, 2017, respectively.

(3)	Comprises primarily C&I loans.

The table below presents the total revenue generated by the Company’s overseas offices for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018		2017
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch
Total revenue	$6,948	2%	$7,632	2%

Subsidiary Bank in China
Total revenue	$5,988	1%	$5,522	1%

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

The Company’s stockholders’ equity increased by $136.8 million or 4% to $3.98 billion as of March 31, 2018, compared to $3.84 billion as of December 31, 2017. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings increased by $163.9 million or 6% to $2.74 billion as of March 31, 2018, compared to $2.58 billion as of December 31, 2017. The increase was primarily due to net income of $187.0 million, partially offset by $29.3 million of cash dividends during the three months ended March 31, 2018. In addition, common stock and additional paid-in capital decreased by $8.8 million or 1% primarily due to the activities in employee stock compensation plans. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity.

Book value was $27.46 per common share based on 144.9 million common shares outstanding as of March 31, 2018, compared to $26.58 per common share based on 144.5 million common shares outstanding as of December 31, 2017. The Company made a quarterly dividend payment of $0.20 per common share during the three months ended March 31, 2018 and 2017. In April 2018, the Company’s Board of Directors declared second quarter 2018 cash dividends for the Company’s common stock. The common stock cash dividend of $0.20 per share will be paid on May 15, 2018 to stockholders of record as of May 1, 2018.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines that are designed to reflect the degree of risk associated with a banking organization’s operations and transactions. The guidelines cover transactions that are reported on the balance sheet as well as those recorded as off-balance sheet items. In 2013, the Federal Reserve Board, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency issued the final Basel III Capital Rules establishing a new comprehensive capital framework for strengthening international capital standards as well as implementing certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2017 Form 10-K for additional details. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain components).

The Basel III Capital Rules require that banking organizations maintain a minimum CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. Moreover, the rules that require banking organizations to maintain a capital conservation buffer of 2.5% above the capital minimums, are being phased-in over four years beginning in 2016 (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in in 2019, banking organizations will be required to maintain a minimum CET1 capital ratio of 7.0%, a minimum Tier 1 capital ratio of 8.5% and a minimum total capital ratio of 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of March 31, 2018 and December 31, 2017, both the Company and the Bank were considered “well-capitalized,” and met all capital requirements on a fully phased-in basis under the Basel III Capital Rules.

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2018 and December 31, 2017 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Regulatory Capital Ratios	Basel III Capital Rules
	March 31, 2018		December 31, 2017		Minimum Regulatory Requirements	Well- Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirements
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital	11.9%	12.0%	11.4%	11.4%	4.5%	6.5%	7.0%
Tier 1 risk-based capital	11.9%	12.0%	11.4%	11.4%	6.0%	8.0%	8.5%
Total risk-based capital	13.4%	13.0%	12.9%	12.4%	8.0%	10.0%	10.5%
Tier 1 leverage capital	9.6%	9.7%	9.2%	9.2%	4.0%	5.0%	4.0%

The Company’s CET1 and Tier 1 capital ratios improved by 46 basis points, while the total risk-based and Tier 1 leverage capital ratios improved by 49 basis points and 40 basis points, respectively, during the three months ended March 31, 2018. The improvement during the first quarter of 2018 was primarily driven by increases in revenues largely due to an increase in net interest income and the gain on the sale of DCB branches, and by a lower tax expense as result of the enactment of the Tax Act. The $222.8 million or 1% increase in risk-weighted assets from $29.67 billion as of December 31, 2017 to $29.89 billion as of March 31, 2018 was primarily due to the growth of the Company’s assets. As of March 31, 2018, the Company’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage capital ratios were all well above the well capitalized requirements.

Regulatory Matters

The Bank entered into a Written Agreement (the “Written Agreement”), dated November 9, 2015, with the Federal Reserve Bank of San Francisco (“FRB”), to correct less than satisfactory Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) programs detailed in a joint examination by the FRB and the California Department of Business Oversight (“DBO”). The Bank also entered into a related Memorandum of Understanding (“MOU”) with the DBO in 2015. The Written Agreement, among other things, requires the Bank to enhance compliance programs related to the BSA and AML and Office of Foreign Assets Control (“OFAC”) laws, rules and regulations and retain an independent firm to conduct a review of the account and transaction activities covering a six-month period to determine whether any suspicious activity was properly identified and reported in accordance with applicable regulatory requirements.

The Company believes that it is making progress in executing the compliance plans and programs required by the Written Agreement and MOU, although there can be no assurances that the Company’s plans and progress will be found to be satisfactory by the regulators. To date, the Company has added significant resources to comply with the Written Agreement and MOU, and to address any additional findings or recommendations by the regulators.

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

Off-Balance Sheet Arrangements

In the course of the Company’s business, the Company may enter into or be a party to transactions that are not recorded on the Consolidated Balance Sheet and are considered to be off-balance sheet arrangements. Off-balance sheet arrangements are any contractual arrangements whereby a nonconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in a nonconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. The following table presents the Company’s loan commitments, commercial letters of credit and SBLCs as of March 31, 2018:

($ in thousands)	Commitments Outstanding
Loan commitments	$4,818,815
Commercial letters of credit and SBLCs	$1,632,585

 A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 11 — Commitments and Contingencies to the Consolidated Financial Statements. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 15 — Employee Benefit Plans to the Consolidated Financial Statements of the Company’s 2017 Form 10-K, and has contractual obligations for future payments on debts, borrowings and lease obligations as detailed in Item 7 — MD&A — Off-Balance Sheet Arrangements and Aggregate Contractual Obligations of the Company’s 2017 Form 10-K.

Consolidated Cash Flows Analysis

The following table presents a summary of the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017:

($ in thousands)	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$217,854	$186,275
Net cash used in investing activities	(1,040,318)	(213,401)
Net cash provided by financing activities	944,414	580,471
Effect of exchange rate changes on cash and cash equivalents	18,396	2,795
Net increase in cash and cash equivalents	140,346	556,140
Cash and cash equivalents, beginning of period	2,174,592	1,878,503
Cash and cash equivalents, end of period	$2,314,938	$2,434,643

The Company’s net cash provided by operating activities was $217.9 million and $186.3 million for the three months ended March 31, 2018 and 2017, respectively. The $31.6 million increase in net cash inflows from operating activities for the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to a $52.6 million change in the non-cash amounts, a $37.2 million increase in net changes in the cash flows from accrued expenses and other liabilities, and a $17.3 million increase in net income as discussed in MD&A — Results of Operations, partially offset by a $79.2 million decrease in net changes in cash flows from accrued interest receivable and other assets. The $52.6 million change in non-cash charges for the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to $31.5 million in gains recorded on the sale of the Bank’s DCB branches during the three months ended March 31, 2018, compared to $71.7 million in gains recognized on the sale of the Company’s commercial property during the three months ended March 31, 2017. The $79.2 million decrease in net changes in cash flows from accrued interest receivable and other assets, compared to the same period in 2017, was primarily due to the release of the litigation bonds related to the “F&F, LLC and 618 Investment, Inc. v. East West Bank” litigation in 2017.

Net cash used in investing activities totaled $1.04 billion and $213.4 million during the three months ended March 31, 2018 and 2017, respectively. Comparing both periods, the $826.9 million increase in net cash used in investing activities was primarily due to a $503.7 million payment for the sale of the Bank’s eight DCB branches to Flagstar during the three months ended March 31, 2018, as well as decreases in net cash inflows from available-for-sale investment securities, resale agreements and interest-bearing deposits with banks by $232.2 million, $200.0 million and $146.3 million, respectively. Further, net cash used in investing activities during the three months ended March 31, 2017 included $116.0 million of cash received from the sale of the commercial property. These decreases were partially offset by a $369.3 million increase in net cash inflows from loans held-for-investment.

During the three months ended March 31, 2018 and 2017, the Company experienced net cash inflows from financing activities of $944.4 million and $580.5 million, respectively. Net cash inflows from financing activities during the three months ended March 31, 2018 were comprised primarily of net increases in deposits and short-term borrowings of $964.4 million and $30.2 million, respectively, partially offset by cash dividends paid of $30.2 million. Net cash inflows from financing activities for the three months ended March 31, 2017 were comprised primarily of a $646.2 million increase in deposits, partially offset by cash dividends paid of $30.0 million.

Asset Liability and Market Risk Management

Liquidity

Liquidity is a financial institution’s capacity to meet its deposit obligations and other counterparty obligations as they come due or obtain adequate funding at a reasonable cost to meet those obligations. The objective of liquidity management is to manage the potential mismatch of asset and liability cash flows. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting either daily operations or the financial condition of the institution. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets and utilizes diverse funding sources including its stable core deposit base. The Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position. The ALCO regularly monitors the Company’s liquidity status and related management processes, and provides regular reports to the Board of Directors.

The Company maintains its liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unpledged investment securities. These assets totaled $5.56 billion, accounting for 15% of total assets, including the reserve requirement of $655.5 million as of March 31, 2018. In comparison, these assets totaled $5.51 billion, accounting for 15% of total assets, including the reserve requirement of $699.4 million as of December 31, 2017. Investment securities included as part of liquidity sources are comprised primarily of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government sponsored enterprises, as well as the U.S. Treasury. The Company believes these investment securities provide quick sources of liquidity through sales or pledging to obtain financing, regardless of market conditions. Traditional forms of funding such as deposit growth and borrowings augment these liquid assets. Total deposits (including deposits held-for-sale) amounted to $32.61 billion as of March 31, 2018, compared to $32.22 billion as of December 31, 2017, of which core deposits comprised 81% of total deposits as of both March 31, 2018 and December 31, 2017. As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds lines of credit with various correspondent banks to purchase overnight funds and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $6.32 billion and $3.33 billion, respectively, as of March 31, 2018. The Bank’s unsecured federal funds lines of credit, subject to availability, totaled $731.0 million with correspondent banks as of March 31, 2018. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

As of March 31, 2018, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, subject to applicable statutes, regulations and special approval. For the three months ended March 31, 2018, no dividend was paid to East West. In comparison, the Bank paid $85.0 million of dividends to East West during the same period in 2017. In addition, in April 2018, the Board of Directors declared a quarterly common stock cash dividend of $0.20 per share, payable on May 15, 2018 to stockholders of record on May 1, 2018.

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

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans, and is the primary market risk for the Company. Economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest the Company earns on interest-earning assets and pays on interest-bearing liabilities, and the level of the noninterest-bearing funding sources. In addition, changes in interest rates can influence the rate of principal prepayments on loans and the speed of deposit withdrawals. Due to the pricing term mismatches and embedded options inherent in certain products, changes in market interest rates not only affect expected near-term earnings, but also the economic value of these interest-earning assets and interest-bearing liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company and no separate quantitative information concerning these risks is presented herein.

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

The interest rate risk exposure is measured and monitored through various risk management tools which include a simulation model that performs interest rate sensitivity analysis under multiple scenarios. The model incorporates the Company’s loans, investment securities, resale agreements, deposits and borrowing portfolios, and repurchase agreements. The financial instruments from the Company’s domestic and foreign operations, forecasted noninterest income and noninterest expense items are also incorporated in the simulation. The interest rate scenarios simulated include an instantaneous parallel shift and non-parallel shift in the yield curve. In addition, the Company also performs various simulations using alternative interest rate scenarios. The alternative interest rate scenarios include yield curve flattening, yield curve steepening and yield curve inverting. In order to apply the assumed interest rate environment, adjustments are made to reflect the shift in the U.S. Treasury and other appropriate yield curves. The Company incorporates both a static balance sheet and a forward growth balance sheet in order to perform these evaluations. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

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

The following table presents the Company’s net interest income and economic value of equity (“EVE”) sensitivity as of March 31, 2018 and December 31, 2017 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)		EVE Volatility (2)
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
+200	20.2%	18.9%	10.0%	7.1%
+100	9.1%	10.7%	4.1%	3.2%
-100	(8.1)%	(7.4)%	(3.8)%	(3.5)%
-200	(15.0)%	(12.6)%	(12.4)%	(8.8)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

Twelve-Month Net Interest Income Simulation

The Company’s estimated twelve-month net interest income sensitivity as of March 31, 2018 was lower compared to December 31, 2017 for the upward 100 basis point rate scenario but higher compared to December 31, 2017 for the upward 200 basis point rate scenario. Simulated increases in interest income are offset by an increase in the rate of repricing for the Company’s deposit portfolio. In a simulated downward interest rate scenario, sensitivity increased overall for both of the downward interest rate scenarios, mainly due to the impact of the recent interest rate increases. As interest rates rise further away from all time historical lows, there is more room for the Company’s simulated interest income to decline in a downward interest rate scenario, relative to previous simulations.

Under most rising interest rate environments, the Company would expect some customers to move balances in demand deposits into higher interest-bearing deposits such as money market, savings or time deposits. The models are particularly sensitive to the assumption about the rate of such migration. The federal funds target rate was between 1.25% and 1.50% as of December 31, 2017, and between 1.50% and 1.75% as of March 31, 2018. It should be noted that despite the interest rate increases since December 16, 2015, as of March 31, 2018, the Company has not observed this deposit movement in its own portfolio, though there can be no assurance as to how long this is expected to continue.

The following table presents the Company’s net interest income sensitivity for the upward 100 and 200 basis point interest rate scenarios assuming $1.00 billion, $2.00 billion and $3.00 billion demand deposit migrations as of March 31, 2018:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility
	March 31, 2018
	$1.00 Billion Migration 12 Months	$2.00 Billion Migration 12 Months	$3.00 Billion Migration 12 Months
+200	19.0%	17.8%	16.6%
+100	8.8%	8.5%	8.2%

Economic Value of Equity at Risk

The Company’s EVE sensitivity increased as of March 31, 2018, compared to December 31, 2017, for both of the upward interest rate scenarios. In the simulated upward 100 and 200 basis point interest rate scenarios, EVE sensitivity was 4.1% and 10.0%, respectively, as of March 31, 2018 compared to 3.2% and 7.1%, respectively, as of December 31, 2017. These increases were primarily due to changes in the balance sheet portfolio mix. In the declining 100 and 200 basis point rate scenarios, EVE sensitivity was (3.8)% and (12.4)%, respectively, as of March 31, 2018, compared to (3.5)% and (8.8)%, respectively, as of December 31, 2017. The Company regularly reviews and updates its assumptions with regards to the timing and magnitude of changes in interest rates, and the shape and evolution of the yield curve to more accurately reflect expected customer behavior.

The Company’s net interest income and EVE profile as of March 31, 2018, as presented in the net interest income and EVE sensitivity tables, reflects an asset sensitive net interest income position and an asset sensitive EVE position. Net interest income would be expected to increase if interest rates increase and to decrease if interest rates decrease. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive loans that are funded in large part by noninterest-bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, net interest income increases when interest rates increase, and decreases when interest rates decrease. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates or foreign currency exchange rates. However, the Company will, from time to time, enter into derivatives transactions in order to reduce its exposure to market risks, including primarily interest rate risk and foreign currency risk. The Company believes these transactions, when properly structured and managed, may provide a hedge against inherent risk in certain assets and liabilities and against risk in specific transactions. Hedging transactions may be implemented using swaps, caps, floors, financial futures, forwards and options. Prior to entering into any hedging activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies.

Fair Value Hedges — As of March 31, 2018 and December 31, 2017, the Company had two cancellable interest rate swap contracts with original terms of 20 years. The objective of these interest rate swaps, which were designated as fair value hedges, was to obtain low-cost floating rate funding on the Company’s brokered certificates of deposit. As of March 31, 2018 and December 31, 2017, under the terms of the swap contracts, the Company received a fixed interest rate and paid a variable interest rate. As of each of March 31, 2018 and December 31, 2017, the notional amounts of the Company’s brokered certificates of deposit interest rate swaps were $35.8 million. The fair value liabilities of the interest rate swaps were $8.3 million and $6.8 million as of March 31, 2018 and December 31, 2017, respectively.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allows hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, its non-U.S. dollar (“USD”) functional currency subsidiary of the Company in China. The hedging instruments, designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate. As of December 31, 2017, the foreign currency forward contracts were not designated as net investment hedges. The contracts had a notional amount and fair value of $95.2 million and a $7.2 million liability as of December 31, 2017, which were accounted for as economic hedges, and included in the foreign exchange contracts’ notional amount and fair value as of December 31, 2017, as disclosed below in the Foreign Exchange Spot and Forwards section. During the first quarter of 2018, the Company entered into new foreign currency forward contracts, which replaced foreign exchange forward contracts that had matured. The new contracts are short-term in nature and met the hedge effectiveness test; thus, the contracts were designated as net investment hedges. As of March 31, 2018, the notional amount and fair value of these two foreign exchange forward contracts, which were accounted for as net investment hedges, were $97.5 million and a $1.2 million liability, respectively. As of March 31, 2018, the contracts have a weighted-average strike price of 6.361 Chinese Renminbi to USD and will expire in June 2018.

Interest Rate Swaps and Options — The Company also offers various interest rate derivative products to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with registered swap dealers. These contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedge relationship and, therefore, are economic hedges.  The contracts are marked to market at each reporting period. Fair value is determined from verifiable third-party sources that have considerable experience with derivative markets. The Company provides data to the third party source to calculate the credit valuation component included in the fair value of the client derivative contracts.

As of March 31, 2018, the notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties such as LCH and the Company’s customers, totaled $5.11 billion for derivatives that were in an asset valuation position and $5.05 billion for derivatives that were in a liability valuation position. As of December 31, 2017, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties, such as LCH and the Company’s customers, totaled $4.69 billion for derivatives that were in an asset valuation position and $4.65 billion for derivatives that were in a liability valuation position.

Beginning in January 2018, LCH amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlement of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset and liability fair values of $25.7 million and $3.0 million, respectively, as of March 31, 2018. As a result, the interest rate swaps with a notional value totaling $1.40 billion that cleared through LCH had a fair value of approximately zero as of March 31, 2018. The fair value of interest rate swap and option contracts including with both institutional counterparties and the Company’s customers amounted to a $51.9 million asset and a $72.9 million liability as of March 31, 2018. The fair value of interest rate swap and option contracts including with both institutional counterparties and the Company’s customers amounted to a $58.6 million asset and a $58.0 million liability as of December 31, 2017.

Foreign Exchange Spot and Forwards — The Company enters into foreign exchange contracts with its customers, primarily comprised of spot and forward contracts to enable its customers to hedge their transactions in foreign currencies against fluctuations in foreign exchange rates, and also to allow the Company to economically hedge against foreign currency fluctuations in certain foreign currency denominated deposits that it offers to its customers.

For a majority of the foreign exchange contracts entered with the Company’s customers, the Company enters into offsetting foreign exchange contracts with institutional counterparties to mitigate the foreign exchange rate risk. These transactions are accounted for as economic hedges. The Company’s policies also permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Act. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

As of March 31, 2018 and December 31, 2017, the Company’s total notional amounts of the foreign exchange contracts were $895.8 million and $770.2 million, respectively. The fair value of the foreign exchange contracts were a $6.1 million asset and a $4.1 million liability as of March 31, 2018 and a $5.8 million asset and a $10.2 million liability as of December 31, 2017.

Credit Risk Participation Agreements — The Company has entered into credit risk participation agreements (“RPAs”) with institutional counterparties, under which the Company assumed its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The Company may or may not be a party to the interest rate derivative contract and enters into such RPAs in instances where the Company is a party to the related loan participation agreement with the borrower. The Company will make or receive payments under the RPAs if the borrower defaults on its obligation to perform under the interest rate derivative contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. As of March 31, 2018, the notional amount and fair value of the RPAs purchased were $68.9 million and a $21 thousand liability, respectively. As of March 31, 2018, the notional amount and fair value of the RPAs sold were $13.0 million and a $1 thousand asset, respectively. As of December 31, 2017, the notional amount and fair value of the RPAs purchased were $35.2 million and an $8 thousand liability, respectively. As of December 31, 2017, the notional amount and fair value of the RPAs sold were $13.8 million and a $1 thousand asset, respectively.

Equity Warrants — The Company has obtained warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process. As of March 31, 2018 and December 31, 2017, the warrants included on the Consolidated Financial Statements were from public and private companies. The Company valued these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The option volatility assumption is based on public market indices that include members that operate in similar industries as the private companies that issued the warrant. The model values were further adjusted for a general lack of liquidity due to the private nature of the underlying companies. As of March 31, 2018 and December 31, 2017, the total fair value of the warrants held in public and private companies was a $1.5 million asset and a $1.7 million asset, respectively.

Commodity Options — The Company began offering various commodity option products to its customers in March 2018. When option transactions are executed with its customers, the option contracts are offset by paired trades with registered broker dealers. These contracts allow customers to hedge market fluctuations in commodity prices. The transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedge relationship and, therefore, they are economic hedges.  The contracts are marked to market at each reporting period. Fair value is determined from verifiable third-party sources that have considerable experience with commodity option markets.

As of March 31, 2018, the total notional amount of the commodity contracts include 216,000 barrels of crude oil options with customers and 216,000 barrels of crude oil options with Chicago Mercantile Exchange (“CME”). The fair value of the commodity contracts recorded were a $297 thousand asset and a $288 thousand liability as of March 31, 2018. Beginning in January 2017, CME amended its rulebook to legally characterize variation margin payments made to and received from CME as settlement of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to CME cleared derivative transactions resulted in a reduction in derivative asset and liability fair values of $276 thousand and $297 thousand, respectively, as of March 31, 2018. As a result, the notional quantity totaling 216,000 barrels of oil that cleared through CME had an insignificant fair value as of March 31, 2018. The Company did not have any commodity contracts in 2017.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K, Note 4 — Fair Value Measurement and Fair Value of Financial Instruments and Note 7 — Derivatives to the Consolidated Financial Statements of this report.

Critical Accounting Policies and Estimates

Significant accounting policies (see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements and Item 7. MD&A — Critical Accounting Policies and Estimates of the Company’s 2017 Form 10-K) are fundamental to understanding the Company’s reported results. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, some accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. The Company has procedures and processes in place to facilitate making these judgments.

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

Supplemental Information - Explanation of GAAP and Non-GAAP Financial Measures

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

The Company believes these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding its performance. Management believes that excluding the non-recurring after-tax effect of the gains on sales of the commercial property and the Bank’s eight DCB branches from net income, diluted EPS, and returns on average assets and average equity, will make it easier to analyze the results by presenting them on a more comparable basis. However, note that these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table presents a reconciliation of GAAP to non-GAAP financial measures for the three months ended March 31, 2018 and 2017:

($ and shares in thousands, except per share data)		Three Months Ended March 31,
		2018	2017
Net income	(a)	$187,032	$169,736
Less: Gain on sale of the commercial property, net of tax (1)	(b)	—	(41,526)
Gain on sale of business, net of tax (1)	(c)	(22,167)	—
Non-GAAP net income	(d)	$164,865	$128,210

Diluted weighted-average number of shares outstanding	(e)	145,939	145,732

Diluted EPS	(a)/(e)	$1.28	$1.16
Diluted EPS impact of gain on sale of the commercial property, net of tax	(b)/(e)	—	(0.28)
Diluted EPS impact of gain on sale of business, net of tax	(c)/(e)	(0.15)	—
Non-GAAP diluted EPS	(d)/(e)	$1.13	$0.88

Average total assets	(f)	$37,381,098	$34,928,031
Average stockholders’ equity	(g)	$3,922,926	$3,493,396
Return on average assets (2)	(a)/(f)	2.03%	1.97%
Non-GAAP return on average assets (2)	(d)/(f)	1.79%	1.49%
Return on average equity (2)	(a)/(g)	19.34%	19.71%
Non-GAAP return on average equity (2)	(d)/(g)	17.04%	14.88%

(1)	Statutory tax rate of 29.56% was applied for the quarter ended March 31, 2018. Statutory rate of 42.05% was applied for the quarter ended March 31, 2017.

(2)	Annualized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Item 1. Consolidated Financial Statements — Note 7 — Derivatives and Item 2. MD&A — Asset Liability and Market Risk Management in Part I of this report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2018, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2018, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 1. Consolidated Financial Statements — Note 11 — Commitments and Contingencies — Litigation in Part I of this report, incorporated herein by reference.

ITEM 1A.  RISK FACTORS

The Company’s 2017 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There has been no material change to the Company’s risk factors as presented in the Company’s 2017 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended March 31, 2018.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2, furnished with this report:

Exhibit No.	Exhibit Description

10.1	Form of Amendment to Employment Agreement — Mr. Ng* Filed herewith.

10.2	Form of Amendment to Employment Agreement — Mr. Krause* Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Denotes management contract or compensatory plan or arrangement.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

GLOSSARY OF ACRONYMS

ALCO	Asset/Liability Committee
AML	Anti-Money Laundering
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BSA	Bank Secrecy Act
C&I	Commercial and industrial
CET1	Common Equity Tier 1
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act
CRE	Commercial real estate
DBO	California Department of Business Oversight
DCB	Desert Community Bank
EPS	Earnings per share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank of San Francisco
GAAP	Generally Accepted Accounting Principles
HELOCs	Home equity lines of credit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MOU	Memorandum of Understanding
NAV	Net Asset Value
Non-GAAP	Non-Generally Accepted Accounting Principles
Non-PCI	Non-purchased credit impaired
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
RPAs	Credit risk participation agreements
RSAs	Restricted stock awards
RSUs	Restricted stock units
S&P	Standard and Poor’s
SBLCs	Standby letters of credit
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
U.S.	United States
U.S. GAAP	United States Generally Accepted Accounting Principles
USD	U.S. Dollar

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 8, 2018

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2, furnished with this report:

Exhibit No.	Exhibit Description

10.1	Form of Amendment to Employment Agreement — Mr. Ng* Filed herewith.

10.2	Form of Amendment to Employment Agreement — Mr. Krause* Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Denotes management contract or compensatory plan or arrangement.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.