Form 10-Q
period 2018-06-30
EAST WEST BANCORP INC
filed 2018-08-07
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 144,913,002 shares as of July 31, 2018.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$415,653	$457,181
Interest-bearing cash with banks	1,881,818	1,717,411
Cash and cash equivalents	2,297,471	2,174,592
Interest-bearing deposits with banks	360,900	398,422
Securities purchased under resale agreements (“resale agreements”)	975,000	1,050,000
Securities:
Available-for-sale investment securities, at fair value (includes assets pledged as collateral of $436,773 in 2018 and $534,327 in 2017)	2,707,444	3,016,752
Restricted equity securities, at cost	73,524	73,521
Loans held-for-sale	14,658	85
Loans held-for-investment (net of allowance for loan losses of $301,550 in 2018 and $287,128 in 2017; includes assets pledged as collateral of $19,634,818 in 2018 and $18,880,598 in 2017)	29,928,829	28,688,590
Investments in qualified affordable housing partnerships, net	152,556	162,824
Investments in tax credit and other investments, net	242,595	224,551
Premises and equipment (net of accumulated depreciation of $112,426 in 2018 and $111,898 in 2017)	122,072	121,209
Goodwill	465,547	469,433
Branch assets held-for-sale	—	91,318
Other assets	732,358	678,952
TOTAL	$38,072,954	$37,150,249
LIABILITIES
Deposits:
Noninterest-bearing	$10,739,333	$10,887,306
Interest-bearing	22,036,799	20,727,757
Total deposits	32,776,132	31,615,063
Branch liability held-for-sale	—	605,111
Short-term borrowings	58,523	—
Federal Home Loan Bank (“FHLB”) advances	325,020	323,891
Securities sold under repurchase agreements (“repurchase agreements”)	50,000	50,000
Long-term debt	161,704	171,577
Accrued expenses and other liabilities	587,291	542,656
Total liabilities	33,958,670	33,308,298
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 165,576,339 and 165,214,770 shares issued in 2018 and 2017, respectively	166	165
Additional paid-in capital	1,754,711	1,755,330
Retained earnings	2,883,201	2,576,302
Treasury stock, at cost — 20,671,710 shares as of both 2018 and 2017	(452,327)	(452,327)
Accumulated other comprehensive loss (“AOCI”), net of tax	(71,467)	(37,519)
Total stockholders’ equity	4,114,284	3,841,951
TOTAL	$38,072,954	$37,150,249

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$365,555	$293,039	$703,459	$565,100
Investment securities	15,059	13,861	30,515	29,108
Resale agreements	7,182	7,853	14,116	17,321
Restricted equity securities	800	470	1,434	1,247
Interest-bearing cash and deposits with banks	11,715	7,552	22,660	12,668
Total interest and dividend income	400,311	322,775	772,184	625,444
INTEREST EXPENSE
Deposits	51,265	27,045	90,401	50,717
Federal funds purchased and other short-term borrowings	124	252	131	665
FHLB advances	2,552	1,761	4,812	3,791
Repurchase agreements	3,042	2,273	5,348	5,416
Long-term debt	1,649	1,353	3,120	2,642
Total interest expense	58,632	32,684	103,812	63,231
Net interest income before provision for credit losses	341,679	290,091	668,372	562,213
Provision for credit losses	15,536	10,685	35,754	17,753
Net interest income after provision for credit losses	326,143	279,406	632,618	544,460
NONINTEREST INCOME
Branch fees	10,140	10,321	20,570	20,245
Letters of credit fees and foreign exchange income	15,673	12,365	25,275	23,806
Ancillary loan fees and other income	5,841	5,907	11,422	10,889
Wealth management fees	4,501	3,381	7,454	7,716
Derivative fees and other income	6,570	3,765	13,260	6,271
Net gains on sales of loans	2,354	1,546	3,936	4,300
Net gains on sales of available-for-sale investment securities	210	2,720	2,339	5,194
Net gains on sales of fixed assets	1,114	1,042	2,200	73,049
Net gain on sale of business	—	—	31,470	—
Other fees and operating income	1,865	6,197	4,786	11,602
Total noninterest income	48,268	47,244	122,712	163,072
NONINTEREST EXPENSE
Compensation and employee benefits	93,865	80,744	189,099	165,347
Occupancy and equipment expense	16,707	15,554	33,587	31,194
Deposit insurance premiums and regulatory assessments	5,832	5,779	12,105	11,708
Legal expense	2,837	2,552	5,092	5,614
Data processing	3,327	3,058	6,728	6,005
Consulting expense	5,120	4,769	7,472	6,688
Deposit related expense	2,922	2,505	5,601	4,870
Computer software expense	5,549	5,462	10,603	9,430
Other operating expense	20,779	20,670	38,386	38,755
Amortization of tax credit and other investments	20,481	27,872	37,881	42,232
Total noninterest expense	177,419	168,965	346,554	321,843
INCOME BEFORE INCOME TAXES	196,992	157,685	408,776	385,689
INCOME TAX EXPENSE	24,643	39,355	49,395	97,623
NET INCOME	$172,349	$118,330	$359,381	$288,066
EARNINGS PER SHARE (“EPS”)
BASIC	$1.19	$0.82	$2.48	$2.00
DILUTED	$1.18	$0.81	$2.46	$1.98
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	144,899	144,485	144,782	144,368
DILUTED	146,091	145,740	146,046	145,774
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.40	$0.40

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$172,349	$118,330	$359,381	$288,066
Other comprehensive (loss) income, net of tax:
Net changes in unrealized (losses) gains on available-for-sale investment securities	(8,841)	6,201	(27,653)	9,822
Foreign currency translation adjustments	(6,822)	3,136	(24)	4,143
Other comprehensive (loss) income	(15,663)	9,337	(27,677)	13,965
COMPREHENSIVE INCOME	$156,686	$127,667	$331,704	$302,031

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2017	144,167,451	$1,727,598	$2,187,676	$(439,387)	$(48,146)	$3,427,741
Net income	—	—	288,066	—	—	288,066
Other comprehensive income	—	—	—	—	13,965	13,965
Stock compensation costs	—	10,115	—	—	—	10,115
Net activity of common stock pursuant to various stock compensation plans and agreements	318,875	1,008	—	(12,259)	—	(11,251)
Cash dividends on common stock	—	—	(58,375)	—	—	(58,375)
BALANCE, JUNE 30, 2017	144,486,326	$1,738,721	$2,417,367	$(451,646)	$(34,181)	$3,670,261
BALANCE, JANUARY 1, 2018	144,543,060	$1,755,495	$2,576,302	$(452,327)	$(37,519)	$3,841,951
Cumulative effect of change in accounting principle related to marketable equity securities (1)	—	—	(545)	—	385	(160)
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (2)	—	—	6,656	—	(6,656)	—
Net income	—	—	359,381	—	—	359,381
Other comprehensive loss	—	—	—	—	(27,677)	(27,677)
Stock compensation costs	—	13,215	—	—	—	13,215
Net activity of common stock pursuant to various stock compensation plans and agreements	361,569	(13,833)	—	—	—	(13,833)
Cash dividends on common stock	—	—	(58,593)	—	—	(58,593)
BALANCE, JUNE 30, 2018	144,904,629	$1,754,877	$2,883,201	$(452,327)	$(71,467)	$4,114,284

(1)
Represents the impact of the adoption of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of 2018. Refer to Note 2 — Current Accounting Developments to the Consolidated Financial Statements for additional information.

(2)
Represents amounts reclassified from AOCI to retained earnings due to the early adoption of ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2018. Refer to Note 2 — Current Accounting Developments to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$359,381	$288,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,329	79,166
Accretion of discount and amortization of premiums, net	(9,910)	(13,348)
Stock compensation costs	13,215	10,115
Deferred income tax expense	1,320	3,699
Provision for credit losses	35,754	17,753
Net gains on sales of loans	(3,936)	(4,300)
Net gains on sales of available-for-sale investment securities	(2,339)	(5,194)
Net gains on sales of premises and equipment	(2,200)	(73,049)
Net gain on sale of business	(31,470)	—
Originations and purchases of loans held-for-sale	(11,547)	(9,806)
Proceeds from sales and paydowns/payoffs in loans held-for-sale	10,759	9,984
Proceeds from distributions received from equity method investees	1,814	1,185
Net change in accrued interest receivable and other assets	(32,226)	94,438
Net change in accrued expenses and other liabilities	44,016	(14,986)
Other net operating activities	(93)	(733)
Total adjustments	75,486	94,924
Net cash provided by operating activities	434,867	382,990
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Loans held-for-investment	(1,147,156)	(1,660,828)
Interest-bearing deposits with banks	28,525	31,060
Investments in qualified affordable housing partnerships, tax credit and other investments	(41,444)	(73,286)
Payment for sale of business, net of cash transferred	(503,687)	—
Purchases of:
Resale agreements	(100,000)	(550,000)
Available-for-sale investment securities	(235,360)	(272,698)
Loans held-for-investment	(389,912)	(368,698)
Premises and equipment	(7,612)	(4,990)
Proceeds from sale of:
Available-for-sale investment securities	256,875	551,889
Loans held-for-investment	274,785	361,380
Other real estate owned (“OREO”)	3,595	5,298
Premises and equipment	—	116,021
Paydowns and maturities of resale agreements	175,000	950,000
Proceeds from distributions received from equity method investees	1,725	2,634
Repayments, maturities and redemptions of available-for-sale investment securities	211,303	244,770
Other net investing activities	(2,200)	21,005
Net cash used in investing activities	(1,475,563)	(646,443)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	1,195,796	1,245,282
Short-term borrowings	59,895	(36,521)
Proceeds from:
Issuance of common stock pursuant to various stock compensation plans and agreements	1,328	1,008
Payments for:
Repayment of long-term debt	(10,000)	(10,000)
Repurchase of vested shares due to employee tax liability	(15,161)	(12,259)
Cash dividends on common stock	(59,243)	(58,949)
Net cash provided by financing activities	1,172,615	1,128,561
Effect of exchange rate changes on cash and cash equivalents	(9,040)	8,865
NET INCREASE IN CASH AND CASH EQUIVALENTS	122,879	873,973
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,174,592	1,878,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,297,471	$2,752,476

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$99,176	$63,416
Income taxes paid, net	$67,431	$14,799
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$285,631	$343,977

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of June 30, 2018, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Trusts are not included on the Consolidated Financial Statements.

The unaudited interim Consolidated Financial Statements are presented in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), applicable guidelines prescribed by regulatory authorities, and general practices in the banking industry. They reflect all adjustments that, in the opinion of management, are necessary for fair statement of the interim period Consolidated Financial Statements. Certain items on the Consolidated Financial Statements and notes for the prior periods have been reclassified to conform to the current period presentation.

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

Note 2 — Current Accounting Developments

New Accounting Pronouncements Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue for contracts to provide goods or services to customers. The guidance also requires new quantitative and qualitative disclosures including the disaggregation of revenues and descriptions of performance obligations. The Company’s revenue is comprised of net interest income and noninterest income. The scope of this new guidance explicitly excludes net interest income, as well as other revenues from financial instruments including loans, leases, securities and derivatives. Accordingly, the majority of the Company’s revenues are not affected. In addition, the new guidance does not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s previously existing accounting for contracts within the scope of the new standard. The Company adopted this guidance as of January 1, 2018 using the modified retrospective method where there was no cumulative effect adjustment to retained earnings as a result of adopting this new guidance. Overall, the guidance did not have a material impact on the Company’s consolidated financial statements. The Company has provided a disaggregation of the significant categories of revenues within the scope of this guidance and expanded the qualitative disclosures of the Company’s noninterest income. See Note 12 — Revenue from Contracts with Customers for additional information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. With the exception of the amendments related to equity investments without readily determinable fair values and the use of exit price to measure the fair value of financial instruments for disclosure purposes that were adopted prospectively, the Company adopted all other amendments of the standard effective January 1, 2018 on a modified retrospective basis. The guidance requires investments in marketable equity securities to be accounted for at fair value with unrealized gains or losses reflected in earnings. As of the date of adoption, the Company reclassified approximately $31.9 million of marketable equity securities that were previously classified as Available-for-sale investment securities, at fair value to Investments in tax credits and other investments, net. In addition, the Company recorded a cumulative-effect adjustment as of January 1, 2018 that reduced retained earnings by $545 thousand and increased AOCI by $385 thousand. The guidance also provides a measurement alternative for equity securities without readily determinable fair values to be measured at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer. Such price changes (if any) are reflected in earnings beginning in the period of adoption. As of January 1, 2018, the Company elected the measurement alternative for its privately held cost method investments, which was not a material amount. The Company’s investments in the Federal Reserve Bank of San Francisco (“FRB”) and FHLB stock are not subject to this guidance and continue to be accounted for at cost. In addition, the guidance eliminates the requirement to disclose methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the Consolidated Balance Sheet. Furthermore, for purposes of disclosing the fair value of financial instruments carried at amortized cost, the Company has updated its valuation methods as necessary to conform to an exit price concept as required by the guidance as of January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on eight specific issues related to classification on the Consolidated Statement of Cash Flows. The specific issues cover cash payments for debt prepayment or debt extinguishment costs; cash outflows for settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowings; contingent consideration payments that are not made soon after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; and beneficial interests received in securitization transactions. The guidance also clarifies that in instances of cash flows with multiple aspects that cannot be separately identified, the classification should be based on the activity that is likely to be the predominant source or use of the cash flows. The Company adopted this guidance in the first quarter of 2018 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which narrows the definition of a business by adding an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets (a “set”). If the screen is met, the set is not a business. ASU 2017-01 also specifies the minimum inputs and processes required for a set to be considered a business, and it removes the requirement to evaluate a market participant’s ability to replace missing elements when all of the inputs or processes that the seller used in operating a business were not obtained. The Company adopted this guidance in the first quarter of 2018 prospectively. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The guidance does not require any accounting changes for debt securities held at a discount. The discount continues to be amortized as an adjustment of yield over the contractual life (to maturity) of the instrument. ASU 2017-08 is effective on January 1, 2019, with early adoption permitted. The guidance should be applied using a modified retrospective transition method, with the cumulative-effect adjustment recognized to retained earnings as of the beginning of the period of adoption. The Company early adopted this guidance in the first quarter of 2018. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which better aligns the Company’s risk management activities and financial reporting for hedging relationships through changes to both the description and measurement guidance for qualifying hedging relationships. The guidance also changes the presentation of hedge results, expands and refines hedge accounting for both nonfinancial and financial risk components, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item on the Consolidated Financial Statements. ASU 2017-12 is effective on January 1, 2019, with early adoption permitted. The guidance should be applied using a modified retrospective transition method. The Company early adopted this guidance in the first quarter of 2018, and the adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Under current U.S. GAAP, deferred tax assets and liabilities are to be adjusted for the effect of a change in tax laws or rates in net income of the reporting period that includes the enactment date. This accounting treatment resulted in the tax effect of items within AOCI not reflecting the appropriate tax rate. This guidance permits companies to reclassify the stranded tax effects resulting from the Tax Act from AOCI to retained earnings. The guidance is effective on January 1, 2019, with early adoption permitted. The Company early adopted this guidance in the first quarter of 2018 retrospectively. The Company has identified the unrealized losses for available-for-sale securities to be the only item in AOCI with stranded tax effects, and made a policy election to reclassify the related stranded tax effects using the “investment-by-investment” approach. The adoption of the guidance resulted in a cumulative-effect adjustment as of January 1, 2018 that increased retained earnings by $6.7 million and reduced AOCI by the same amount.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability in the accounting for lease transactions. The guidance requires lessees to recognize right-of-use assets and related lease liabilities for all leases with lease terms of more than 12 months on the Consolidated Balance Sheet, and provide quantitative and qualitative disclosures regarding key information about the leasing arrangements. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. ASU 2016-02 is effective on January 1, 2019, with early adoption permitted. The guidance should be applied using a modified retrospective transition method through a cumulative-effect adjustment. The Company has completed its review of its existing lease contracts and service contracts that may include embedded leases and is in the process of implementing a new system to address this guidance. The Company expects the adoption of this guidance to result in additional assets and liabilities, as the Company will be required to recognize operating leases on its Consolidated Balance Sheet. The Company does not expect a material impact to its recognition of operating lease expense on its Consolidated Statement of Income and is in the process of evaluating the impacts of adopting the new guidance on its disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new current expected credit loss (“CECL”) impairment model applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loan receivables, available-for-sale and held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted in each period for changes in expected lifetime credit losses. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses, and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The guidance should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. While the Company is still evaluating the impact on its Consolidated Financial Statements, the Company expects that ASU 2016-13 may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses provides for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; 2) the nonaccretable difference on the purchased credit impaired (“PCI”) loans will be recognized as an allowance, offset by an increase in the carrying value of the PCI loans; and 3) an allowance may be established for estimated credit losses on available-for-sale debt securities. The Company’s implementation efforts include, but are not limited to, identifying key interpretive issues, assessing its processes, identifying the system requirements against the new guidance to determine what modifications may be required, evaluating modeling methodologies for its portfolio segments and assessing potential macroeconomic factors that will be used to determine the reasonable and supportable forecast period.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment. Under this guidance, an entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, an impairment loss will be recognized when the carrying amount of a reporting unit exceeds its fair value. The guidance also eliminates the requirement to perform a qualitative assessment for any reporting units with a zero or negative carrying amount. ASU 2017-04 is effective on January 1, 2020 and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests with measurement dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

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

On November 11, 2017, the Bank entered into a Purchase and Assumption Agreement to sell all of its eight Desert Community Bank (“DCB”) branches located in the High Desert area of Southern California, and related assets and liability to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. The Company determined that this transaction met the criteria for held-for-sale as of December 31, 2017. Branch assets held-for-sale as of December 31, 2017 were largely comprised of $78.1 million in loans held-for-sale and $8.0 million in premises and equipment, net. Branch liability held-for-sale as of December 31, 2017 was comprised of $605.1 million in deposits.

The sale of the Bank’s eight DCB branches was completed on March 17, 2018. The assets and liability of the DCB branches that were sold in this transaction primarily consisted of $613.7 million of deposits, $59.1 million of loans, $9.0 million of cash and cash equivalents and $7.9 million of premises and equipment. The transaction resulted in a net cash payment of $499.9 million by the Company to Flagstar Bank. After transaction costs, the sale resulted in a pre-tax gain of $31.5 million in the six months ended June 30, 2018, which was reported as Net gain on sale of business on the Consolidated Statement of Income.

Note 4 — Fair Value Measurement and Fair Value of Financial Instruments

Fair Value Determination

Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value of financial instruments, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing an asset or a liability. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy noted below is based on the quality and reliability of the information used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The fair value of the Company’s assets and liabilities is classified and disclosed in one of the following three categories:

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

The classification of assets and liabilities within the hierarchy is based on whether inputs to the valuation methodology used are observable or unobservable, and the significance of those inputs in the fair value measurement. The Company’s assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurements.

Level 3 Assets and Liabilities Valuation Process

The Company generally determines the fair value of Level 3 assets and liabilities by using internal valuation methodologies, which primarily include discounted cash flows techniques that require both observable and unobservable inputs. Unobservable inputs (such as volatility and liquidity discount) are generally derived from historic performance of similar instruments or determined from previous market trades in similar instruments. Such inputs can be derived from similar portfolios with known historic experience or recent trades where particular unobservable inputs may be implied. The Company compares each unobservable input to historic experience and other third-party data where available. The models developed under internal valuation methodologies are subject to review according to the Company’s risk management policies and procedures, which include model validation. Model validation assesses the adequacy and appropriateness of the model, including reviewing its supporting documentation and key components such as inputs, logic, processing components and output results. Validation also includes ensuring significant unobservable model inputs are appropriate given observable market transactions or other market data within the same or similar asset classes. The Company has ongoing monitoring procedures in place for Level 3 assets and liabilities that use internal valuation methodologies, which include but are not limited to the following:

•	review of valuation results against expectations, including review of significant or unusual value fluctuations; and

•	quarterly analysis related to market data, where available.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities on a recurring basis, as well as the general classification of these instruments pursuant to the fair value hierarchy.

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

Equity Securities — Equity securities were comprised of mutual funds as of both June 30, 2018 and December 31, 2017. The Company uses Net Asset Value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Swaps and Options — The Company enters into interest rate swap and option contracts with institutional counterparties to hedge against interest rate swap and option products offered to bank customers. These products allow borrowers to lock in attractive intermediate and long-term interest rates by entering into an interest rate swap or option contract with the Company, resulting in the customer obtaining a synthetic fixed rate loan. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps).  In addition, to comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of June 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Foreign Exchange Forwards, Spot and Swaps — The Company enters into short-term foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered into with its customers, the Company entered into offsetting foreign exchange contracts with third party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. During the six months ended June 30, 2018, the Company entered into foreign currency forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. Dollar (“USD”) functional currency subsidiary in China. These foreign currency forward contracts were designated as net investment hedges. As of December 31, 2017, foreign exchange forward contracts were used to economically hedge the Company’s net investment in East West Bank (China) Limited. The fair value of foreign currency forward contracts is valued by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include forward rates and the interest rate curves of the domestic and foreign currency. Interest rate forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Risk Participation Agreements — The Company enters into credit risk participation agreements (“RPAs”) with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Accordingly, RPAs fall within Level 2.

Equity Warrants — The Company obtained warrants to purchase preferred and common stock of technology and life sciences companies as part of the loan origination process. As of June 30, 2018 and December 31, 2017, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company valued these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a sensitivity analysis on the option volatility and liquidity discount assumptions is performed.

Commodity Swaps and Options — The Company enters into energy commodity swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. The fair value of the commodity option contracts is determined using the Black’s model and assumptions that include expectations of future commodity price and volatility. The future commodity contract price is derived from observable inputs such as the market price of the commodity. Commodity swaps are structured as an exchange of fixed cash flows for floating cash flows. The fixed cash flows are predetermined based on the known volumes and fixed price as specified in the swap agreement. The floating cash flows are correlated with the change of forward commodity prices, which is derived from market corroborated futures settlement prices. The fair value of the commodity swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) based on the market prices of the commodity. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

($ in thousands)	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of June 30, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$629,270	$629,270	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	240,042	—	240,042	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	337,237	—	337,237	—
Residential mortgage-backed securities	936,447	—	936,447	—
Municipal securities	73,619	—	73,619	—
Non-agency residential mortgage-backed securities:
Investment grade	7,835	—	7,835	—
Corporate debt securities:
Investment grade	11,001	—	11,001	—
Foreign bonds:
Investment grade	459,433	—	459,433	—
Asset-backed securities:
Investment grade	12,560	—	12,560	—
Total available-for-sale investment securities	$2,707,444	$629,270	$2,078,174	$—

Investments in tax credit and other investments:
Equity securities with readily determinable fair value (1)	$30,929	$20,431	$10,498	$—
Total investments in tax credit and other investments	$30,929	$20,431	$10,498	$—

Derivative assets:
Interest rate swaps and options	$64,225	$—	$64,225	$—
Foreign exchange forwards, spot and swaps	11,724	—	11,724	—
RPAs	1	—	1	—
Equity warrants	1,878	—	1,230	648
Commodity swaps and options	3,628	—	3,628	—
Total derivative assets	$81,456	$—	$80,808	$648

Derivative liabilities:
Interest rate swaps and options	$100,025	$—	$100,025	$—
Foreign exchange forwards, spot and swaps	11,281	—	11,281	—
RPAs	77	—	77	—
Commodity swaps and options	3,159	—	3,159	—
Total derivative liabilities	$114,542	$—	$114,542	$—

(1)	Equity securities with readily determinable fair value were comprised of mutual funds as of June 30, 2018.

($ in thousands)	Assets (Liabilities) Measured at Fair Value on a Recurring Basis as of December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$640,280	$640,280	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	203,392	—	203,392	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	318,957	—	318,957	—
Residential mortgage-backed securities	1,190,271	—	1,190,271	—
Municipal securities	99,982	—	99,982	—
Non-agency residential mortgage-backed securities:
Investment grade	9,117	—	9,117	—
Corporate debt securities:
Investment grade	37,003	—	37,003	—
Foreign bonds:
Investment grade	486,408	—	486,408	—
Other securities	31,342	20,735	10,607	—
Total available-for-sale investment securities	$3,016,752	$661,015	$2,355,737	$—

Derivative assets:
Interest rate swaps and options	$58,633	$—	$58,633	$—
Foreign exchange forwards, spot and swaps	5,840	—	5,840	—
RPAs	1	—	1	—
Equity warrants	1,672	—	993	679
Total derivative assets	$66,146	$—	$65,467	$679

Derivative liabilities:
Interest rate swaps	$6,799	$—	$6,799	$—
Interest rate swaps and options	57,958	—	57,958	—
Foreign exchange forwards, spot and swaps	10,170	—	10,170	—
RPAs	8	—	8	—
Total derivative liabilities	$74,935	$—	$74,935	$—

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. As of June 30, 2018 and December 31, 2017, the only assets measured on a recurring basis that were classified as Level 3 were equity warrants issued by private companies. The following table presents a reconciliation of the beginning and ending balances for these warrants for the three and six months ended June 30, 2018:

($ in thousands)	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Equity warrants
Beginning balance	$931	$679
Total (losses) gains included in earnings (1)	(76)	168
Issuances	26	34
Settlements	(233)	(233)
Ending balance	$648	$648

(1)
Includes unrealized (losses) gains of $(13) thousand and $231 thousand for the three and six months ended June 30, 2018, respectively. The realized/unrealized (losses) gains are included in Ancillary loan fees and other income on the Consolidated Statement of Income.

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair value of the assets and liabilities become observable or unobservable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers of assets and liabilities measured on a recurring basis into and out of Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2018 and 2017.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of assets measured on a recurring basis classified as Level 3 as of June 30, 2018. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Input(s)	Weighted- Average
Derivative assets:
Equity warrants	$648	Black-Scholes option pricing model	Volatility	47%
			Liquidity discount	47%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. The adjustments to fair value generally require the assets to be recorded at the lower of cost or fair value, or assessed for impairment.

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

Non-PCI Impaired Loans — The Company typically adjusts the carrying amount of impaired loans when there is evidence of probable loss and when the expected fair value of the loan is less than its carrying amount. Impaired loans with specific reserves are classified as Level 3 assets. The following two methods are used to derive the fair value of impaired loans:

•
Discounted cash flows valuation techniques generally consist of developing an expected stream of cash flows over the life of the loans and then valuing the loans at the present value by discounting the expected cash flows at a designated discount rate.

•
The Company establishes a specific reserve for an impaired loan based on the fair value of the underlying collateral, which may take the form of real estate, inventory, equipment, contracts or guarantees. The fair value of the underlying collateral is generally based on third-party appraisals, or an internal evaluation if a third-party appraisal is not required by regulations, which utilize one or more valuation techniques such as income, market and/or cost approaches.

Other Real Estate Owned — The Company’s OREO represents properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. These OREO properties are recorded at estimated fair value less the costs to sell at the time of foreclosure or at the lower of cost or estimated fair value less the costs to sell subsequent to acquisition. On a monthly basis, the current fair market value of each OREO property is reviewed to ensure that the current carrying value is appropriate. OREO properties are classified as Level 3.

The following tables present the carrying amounts of assets included on the Consolidated Balance Sheet that had fair value changes measured on a nonrecurring basis as of June 30, 2018 and December 31, 2017:

	Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2018
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial lending:
Commercial and industrial (“C&I”)	$18,574	$—	$—	$18,574
Commercial real estate (“CRE”)	3,053	—	—	3,053
Consumer lending:
Single-family residential	2,584	—	—	2,584
Home equity lines of credit (“HELOCs”)	924	—	—	924
Total non-PCI impaired loans	$25,135	$—	$—	$25,135

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2017
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial lending:
C&I	$31,404	$—	$—	$31,404
CRE	2,667	—	—	2,667
Construction and land	3,973	—	—	3,973
Consumer lending:
Single-family residential	144	—	—	144
Total non-PCI impaired loans	$38,188	$—	$—	$38,188
OREO	$9	$—	$—	$9

The following table presents the total change in value of assets for which a fair value adjustment has been included on the Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017 and held as of those dates:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Non-PCI impaired loans:
Commercial lending:
C&I	$4,544	$(14,060)	$595	$(11,418)
CRE	66	193	(23)	118
Multifamily residential	—	(106)	—	(107)
Construction and land	—	—	—	(147)
Consumer lending:
Single-family residential	—	76	15	158
HELOCs	(73)	24	(73)	25
Total non-PCI impaired loans nonrecurring fair value gains (losses)	$4,537	$(13,873)	$514	$(11,371)
OREO nonrecurring fair value losses	$—	$—	$—	$(285)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of June 30, 2018 and December 31, 2017:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range(s) of Input(s)	Weighted- Average
June 30, 2018
Non-PCI impaired loans	$21,048	Discounted cash flows	Discount	4% — 7%	6%
	$3,167	Fair value of property	Selling cost	8%	8%
	$318	Fair value of collateral	Discount	15%	15%
	$602	Fair value of collateral	Contract value	NM	NM
December 31, 2017
Non-PCI impaired loans	$22,802	Discounted cash flows	Discount	4% — 10%	6%
	$9,773	Fair value of property	Selling cost	8%	8%
	$3,207	Fair value of collateral	Discount	20% — 32%	29%
	$2,406	Fair value of collateral	Contract value	NM	NM
OREO	$9	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of June 30, 2018 and December 31, 2017, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in Note 4 — Fair Value Measurement and Fair Value of Financial Instruments. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights that are included in Other assets, and accrued interest payable that is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet. During the first quarter of 2018, the Company adopted ASU 2016-01 and has updated its valuation methods as necessary to conform to an “exit price” concept as required by ASU 2016-01.

($ in thousands)	June 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,297,471	$2,297,471	$—	$—	$2,297,471
Interest-bearing deposits with banks	$360,900	$—	$360,900	$—	$360,900
Resale agreements (1)	$975,000	$—	$946,643	$—	$946,643
Restricted equity securities, at cost	$73,524	$—	$73,524	$—	$73,524
Loans held-for-sale	$14,658	$—	$14,658	$—	$14,658
Loans held-for-investment, net	$29,928,829	$—	$—	$30,073,212	$30,073,212
Mortgage servicing rights	$7,865	$—	$—	$12,111	$12,111
Accrued interest receivable	$128,339	$—	$128,339	$—	$128,339
Financial liabilities:
Demand, checking, savings and money market deposits	$24,916,109	$—	$24,916,109	$—	$24,916,109
Time deposits	$7,860,023	$—	$7,835,585	$—	$7,835,585
Short-term borrowings	$58,523	$—	$58,523	$—	$58,523
FHLB advances	$325,020	$—	$337,544	$—	$337,544
Repurchase agreements (1)	$50,000	$—	$114,944	$—	$114,944
Long-term debt	$161,704	$—	$167,573	$—	$167,573
Accrued interest payable	$15,360	$—	$15,360	$—	$15,360

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of June 30, 2018, $400.0 million out of $450.0 million of repurchase agreements were eligible for netting against resale agreements.

($ in thousands)	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,174,592	$2,174,592	$—	$—	$2,174,592
Interest-bearing deposits with banks	$398,422	$—	$398,422	$—	$398,422
Resale agreements (1)	$1,050,000	$—	$1,035,158	$—	$1,035,158
Restricted equity securities, at cost	$73,521	$—	$73,521	$—	$73,521
Loans held-for-sale	$85	$—	$85	$—	$85
Loans held-for-investment, net	$28,688,590	$—	$—	$28,956,349	$28,956,349
Branch assets held-for-sale	$91,318	$5,143	$10,970	$78,132	$94,245
Mortgage servicing rights	$7,771	$—	$—	$11,324	$11,324
Accrued interest receivable	$121,719	$—	$121,719	$—	$121,719
Financial liabilities:
Demand, checking, savings and money market deposits	$25,974,314	$—	$25,974,314	$—	$25,974,314
Time deposits	$5,640,749	$—	$5,626,855	$—	$5,626,855
Branch liability held-for-sale	$605,111	$—	$—	$643,937	$643,937
FHLB advances	$323,891	$—	$335,901	$—	$335,901
Repurchase agreements (1)	$50,000	$—	$104,830	$—	$104,830
Long-term debt	$171,577	$—	$171,673	$—	$171,673
Accrued interest payable	$10,724	$—	$10,724	$—	$10,724

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of December 31, 2017, $400.0 million out of $450.0 million of repurchase agreements were eligible for netting against resale agreements.

Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Resale agreements are recorded at the values at which the securities were acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $1.38 billion and $1.45 billion as of June 30, 2018 and December 31, 2017, respectively. The weighted-average interest rates were 2.63% and 2.43% as of June 30, 2018 and December 31, 2017, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the values at which the securities are sold. The collateral for the repurchase agreements is primarily comprised of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $450.0 million as of both June 30, 2018 and December 31, 2017. The weighted-average interest rates were 4.60% and 3.65% as of June 30, 2018 and December 31, 2017, respectively.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master repurchase agreements that provide the Company, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45-11. Collateral received includes securities that are not recognized on the Consolidated Balance Sheet. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheet against the related collateralized liability. Collateral received or pledged in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, but is usually delivered to and held by the third party trustees. The collateral amounts received/pledged are limited for presentation purposes to the related recognized asset/liability balance for each counterparty, and accordingly, do not include excess collateral received/pledged.

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments	Collateral Received		Net Amount
Resale agreements	$1,375,000	$(400,000)	$975,000	$—	$(966,410)	(1)	$8,590

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments	Collateral Pledged		Net Amount
Repurchase agreements	$450,000	$(400,000)	$50,000	$—	$(50,000)	(2)	$—

($ in thousands)	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Financial Instruments	Collateral Received		Net Amount
Resale agreements	$1,450,000	$(400,000)	$1,050,000	$—	$(1,045,696)	(1)	$4,304

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Financial Instruments	Collateral Pledged		Net Amount
Repurchase agreements	$450,000	$(400,000)	$50,000	$—	$(50,000)	(2)	$—

(1)	Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

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

Note 6 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of available-for-sale investment securities carried at fair value, as of June 30, 2018 and December 31, 2017:

	June 30, 2018
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$648,271	$—	$(19,001)	$629,270
U.S. government agency and U.S. government sponsored enterprise debt securities	244,688	49	(4,695)	240,042
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	352,547	10	(15,320)	337,237
Residential mortgage-backed securities	958,173	1,920	(23,646)	936,447
Municipal securities	74,596	206	(1,183)	73,619
Non-agency residential mortgage-backed securities:
Investment grade (1)	8,004	—	(169)	7,835
Corporate debt securities:
Investment grade (1)	11,250	—	(249)	11,001
Foreign bonds:
Investment grade (1) (2)	489,340	—	(29,907)	459,433
Asset-backed securities:
Investment grade (1)	12,604	—	(44)	12,560
Total available-for-sale investment securities	$2,799,473	$2,185	$(94,214)	$2,707,444

	December 31, 2017
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$651,395	$—	$(11,115)	$640,280
U.S. government agency and U.S. government sponsored enterprise debt securities	206,815	62	(3,485)	203,392
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	328,348	141	(9,532)	318,957
Residential mortgage-backed securities	1,199,869	3,964	(13,562)	1,190,271
Municipal securities	99,636	655	(309)	99,982
Non-agency residential mortgage-backed securities:
Investment grade (1)	9,136	3	(22)	9,117
Corporate debt securities:
Investment grade (1)	37,585	164	(746)	37,003
Foreign bonds:
Investment grade (1) (2)	505,396	24	(19,012)	486,408
Other securities (3)	31,887	—	(545)	31,342
Total available-for-sale investment securities	$3,070,067	$5,013	$(58,328)	$3,016,752

(1)
Available-for-sale investment securities rated BBB- or higher by Standard & Poor’s (“S&P”) or Baa3 or higher by Moody’s are considered investment grade.  Conversely, available-for-sale investment securities rated lower than BBB- by S&P or Baa3 by Moody’s are considered non-investment grade. Classifications are based on the lower of the credit ratings by S&P or Moody’s.

(2)	Fair value of foreign bonds include $445.1 million and $456.1 million of multilateral development bank bonds as of June 30, 2018 and December 31, 2017, respectively.

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

Unrealized Losses

The following tables present the gross unrealized losses and related fair value of the Company’s investment portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of June 30, 2018 and December 31, 2017:

	June 30, 2018
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$192,840	$(4,227)	$436,430	$(14,774)	$629,270	$(19,001)
U.S. government agency and U.S. government sponsored enterprise debt securities	141,270	(3,667)	86,287	(1,028)	227,557	(4,695)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	133,352	(3,911)	189,400	(11,409)	322,752	(15,320)
Residential mortgage-backed securities	467,178	(10,405)	317,707	(13,241)	784,885	(23,646)
Municipal securities	24,453	(755)	8,334	(428)	32,787	(1,183)
Non-agency residential mortgage-backed securities:
Investment grade	7,835	(169)	—	—	7,835	(169)
Corporate debt securities:
Investment grade	9,754	(246)	1,247	(3)	11,001	(249)
Foreign bonds:
Investment grade	76,266	(3,158)	383,167	(26,749)	459,433	(29,907)
Asset-backed securities:
Investment grade	12,560	(44)	—	—	12,560	(44)
Total available-for-sale investment securities	$1,065,508	$(26,582)	$1,422,572	$(67,632)	$2,488,080	$(94,214)

	December 31, 2017
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$168,061	$(1,005)	$472,219	$(10,110)	$640,280	$(11,115)
U.S. government agency and U.S. government sponsored enterprise debt securities	99,935	(623)	85,281	(2,862)	185,216	(3,485)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	113,775	(2,071)	191,827	(7,461)	305,602	(9,532)
Residential mortgage-backed securities	413,621	(4,205)	361,809	(9,357)	775,430	(13,562)
Municipal securities	8,490	(123)	8,588	(186)	17,078	(309)
Non-agency residential mortgage-backed securities:
Investment grade	4,599	(22)	—	—	4,599	(22)
Corporate debt securities:
Investment grade	—	—	11,905	(746)	11,905	(746)
Foreign bonds:
Investment grade	103,149	(1,325)	352,239	(17,687)	455,388	(19,012)
Other securities (1)	31,215	(545)	—	—	31,215	(545)
Total available-for-sale investment securities	$942,845	$(9,919)	$1,483,868	$(48,409)	$2,426,713	$(58,328)

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

Other-Than-Temporary Impairment

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

The unrealized losses were primarily attributable to the movement in the yield curve, in addition to widened liquidity and credit spreads. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, no impairment losses were recorded on the Company’s Consolidated Statement of Income for each of the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, the Company had 193 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of 113 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 22 U.S. Treasury securities and 16 investment grade foreign bonds. In comparison, as of December 31, 2017, the Company had 165 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of 98 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 25 U.S. Treasury securities and 16 investment grade foreign bonds. No OTTI credit losses were recognized for each of the three and six months ended June 30, 2018 and 2017.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and tax expense related to the sales of available-for-sale investment securities for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$42,085	$249,233	$256,875	$551,889
Gross realized gains	$210	$2,720	$2,339	$5,194
Related tax expense	$62	$1,144	$690	$2,184

Scheduled Maturities of Investment Securities

The following table presents the scheduled maturities of available-for-sale investment securities as of June 30, 2018:

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$632,583	$603,002
Due after one year through five years	697,172	675,324
Due after five years through ten years	199,008	194,040
Due after ten years	1,270,710	1,235,078
Total available-for-sale investment securities	$2,799,473	$2,707,444

Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

As of June 30, 2018 and December 31, 2017, available-for-sale investment securities with fair value of $436.8 million and $534.3 million, respectively, were primarily pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

Restricted equity securities include the FRB and the FHLB stock. Restricted equity securities are carried at cost as these securities do not have a readily determinable fair value. The following table presents the restricted equity securities as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018	December 31, 2017
FRB stock	$56,274	$56,271
FHLB stock	17,250	17,250
Total	$73,524	$73,521

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

The following table presents the total notional and gross fair value of the Company’s derivatives as of June 30, 2018 and December 31, 2017. The derivative asset and liability balances are presented on a gross basis, prior to the application of master netting arrangements, as included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	June 30, 2018				December 31, 2017
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$35,811		$—	$8,647	$35,811		$—	$6,799
Net investment hedges:
Foreign exchange forwards	95,515		2,316	—	—		—	—
Total derivatives designated as hedging instruments	$131,326		$2,316	$8,647	$35,811		$—	$6,799
Derivatives not designated as hedging instruments:
Interest rate swaps and options	$11,217,468		$64,225	$91,378	$9,333,860		$58,633	$57,958
Foreign exchange forwards, spot and swaps	959,645		9,408	11,281	770,215		5,840	10,170
RPAs	118,024		1	77	49,033		1	8
Equity warrants	—	(1)	1,878	—	—	(1)	1,672	—
Commodity swaps and options	—	(2)	3,628	3,159	—		—	—
Total derivatives not designated as hedging instruments	$12,295,137		$79,140	$105,895	$10,153,108		$66,146	$68,136

(1)
The Company held warrants in four public companies and 14 private companies as of June 30, 2018. In comparison, the Company held warrants in four public companies and 11 private companies as of December 31, 2017.

(2)
The notional amount of the Company’s commodity contracts entered with its customers totaled 1.8 million barrels of oil and 5.2 million units of natural gas, measured in million British thermal units (“MMBTUs”) as of June 30, 2018. The Company entered into the same notional amounts of commodity contracts with mirrored terms with third party financial institutions to mitigate its exposure.

Derivatives Designated as Hedging Instruments

Fair Value Hedges — The Company is exposed to changes in the fair value of certain fixed rate certificates of deposit due to changes in the benchmark interest rate, the London Interbank Offered Rate. The Company entered into interest rate swaps, which were designated as fair value hedges. The interest rate swaps involve the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. The total notional amounts of the interest rate swaps on certificates of deposit were $35.8 million as of both June 30, 2018 and December 31, 2017. The fair value liabilities of the interest rate swaps were $8.6 million and $6.8 million as of June 30, 2018 and December 31, 2017, respectively.

The following table presents the net (losses) gains recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Losses) gains recorded in interest expense:
Recognized on interest rate swaps	$(396)	$(706)	$(1,848)	$(1,523)
Recognized on certificates of deposit	$440	$664	$1,719	$1,352

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of the hedged certificates of deposit as of June 30, 2018:

($ in thousands)	June 30, 2018
	Hedged Items Currently Designated
	Carrying Amount of the Hedged Assets (Liabilities) (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
Certificates of deposit	$(29,339)	$6,464

(1)	Represents the full carrying amount of the hedged certificates of deposit as of June 30, 2018.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions, and ASC 815, Derivatives and Hedging, allows hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary of the Company in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate. The Company may de-designate the net investment hedges when the Company expects the hedge will cease to be highly effective. The portion of the net investment hedges recorded through the point of de-designation is included in the Foreign Currency Translation Adjustment within AOCI and will be reclassified into earnings only upon the sale or liquidation of the China subsidiary. During the first quarter of 2018, the Company entered into new foreign currency forward contracts designated as net investment hedges to hedge against the foreign currency exchange rate risk in connection with its investment in East West Bank (China) Limited.

As of June 30, 2018, the total notional amount and fair value of the foreign currency forward contracts designated as net investment hedges were $95.5 million and a $2.3 million asset, respectively. As of December 31, 2017, there were no derivative contracts designated as net investment hedges. As a result of the adoption of ASU 2017-12 effective January 1, 2018, the Company recorded fair value gains of $4.9 million and $3.8 million in the Foreign Currency Translation Adjustment within AOCI during the three and six months ended June 30, 2018, respectively. During the three months ended June 30, 2017, there were no net investment hedges designated and recorded. During the six months ended June 30, 2017, before the adoption of ASU 2017-12, the Company recorded a loss of $648 thousand in the Foreign Currency Translation Adjustment within AOCI related to the effective portion of the net investment hedges, and a loss of $2.0 million in the Letters of credit fees and foreign exchange income on the Consolidated Statement of Income related to the ineffective portion of the net investment hedges.

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps and Options — The Company enters into interest rate derivatives, which include interest rate swaps and options with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third party financial institutions. Beginning in January 2018, the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlement of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset and liability fair values of $32.2 million and $2.9 million, respectively, as of June 30, 2018. Included in the total notional amount of $5.61 billion of interest rates swaps and options entered with financial counterparties is a notional amount of $1.55 billion of interest rate swaps that cleared through LCH with a fair value asset of approximately $241 thousand as of June 30, 2018. The following tables represent the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of June 30, 2018 and December 31, 2017, respectively.

($ in thousands)	June 30, 2018
	Customer Counterparties				Financial Counterparties
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$843,965	$—	$696	Purchased options	$843,965	$711	$—
Sold collars and corridors	335,169	147	1,004	Collars and corridors	335,169	1,015	147
Swaps	4,425,902	15,902	76,297	Swaps	4,433,298	46,450	13,234
Total	$5,605,036	$16,049	$77,997	Total	$5,612,432	$48,176	$13,381

($ in thousands)	December 31, 2017
	Customer Counterparties				Financial Counterparties
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$691,548	$—	$223	Purchased options	$691,548	$233	$—
Sold collars and corridors	247,542	204	267	Collars and corridors	247,542	271	211
Swaps	3,724,295	32,241	24,879	Swaps	3,731,385	25,684	32,378
Total	$4,663,385	$32,445	$25,369	Total	$4,670,475	$26,188	$32,589

Foreign Exchange Forwards, Spot and Swaps — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot and swap contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered into with its customers, the Company entered into offsetting foreign exchange contracts with third party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. A majority of the foreign exchange contracts have original maturities of one year or less. The following tables represent the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of June 30, 2018 and December 31, 2017, respectively:

($ in thousands)	June 30, 2018
	Customer Counterparty			Financial Counterparty
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Forwards and spot	$353,439	$5,298	$3,778	$77,152	$47	$462
Swaps	19,031	2	874	510,023	4,061	6,167
Total	$372,470	$5,300	$4,652	$587,175	$4,108	$6,629

($ in thousands)	December 31, 2017
	Customer Counterparty			Financial Counterparty
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Forwards and spot	$163,389	$2,189	$752	$155,872	$662	$7,800
Swaps	4,318	—	98	446,636	2,989	1,520
Total	$167,707	$2,189	$850	$602,508	$3,651	$9,320

Credit Risk Participation Agreements — The Company may periodically enter into RPAs to manage the credit exposure on interest rate contracts associated with a syndicated loan.  The Company may enter into protection sold or protection purchased RPAs with institutional counterparties to decrease or increase its exposure to a borrower.  Under the RPA,  the Company will receive or make a payment if a borrower defaults on the related interest rate contract.  The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the normal credit review process.  The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table represents the notional amounts and the gross fair values of RPAs purchased and sold outstanding as of June 30, 2018 and December 31, 2017, respectively:

($ in thousands)	June 30, 2018			December 31, 2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$105,754	$—	$77	$35,208	$—	$8
RPAs - protection purchased	12,270	1	—	13,825	1	—
Total RPAs	$118,024	$1	$77	$49,033	$1	$8

Assuming all underlying borrowers referenced in the interest rate derivative contracts defaulted as of June 30, 2018 and December 31, 2017, the exposure from the RPAs with protections sold would be $962 thousand and $419 thousand, respectively.  As of June 30, 2018 and December 31, 2017, the weighted-average remaining maturities of the outstanding RPAs were 6.7 years and 6.0 years, respectively.

Equity Warrants — The Company has obtained warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process. The Company held warrants in four public companies and 14 private companies as of June 30, 2018, and held warrants in four public companies and 11 private companies as of December 31, 2017. The fair value of the warrants held in public and private companies was a $1.9 million asset and a $1.7 million asset as of June 30, 2018 and December 31, 2017, respectively.

Commodity Swaps and Options — In 2018, the Company entered into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company entered into offsetting commodity contracts with third party financial institutions. Beginning in January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments made to and received from CME as settlement of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to CME cleared derivative transactions resulted in a reduction in derivative asset and liability fair values of $271 thousand and $595 thousand, respectively, as of June 30, 2018. As a result, the notional quantity totaling 264 thousand barrels of oil and 5.2 million MMBTUs of natural gas that cleared through CME had an insignificant fair value as of June 30, 2018. The notional amounts and fair values of the commodity derivative positions outstanding as of June 30, 2018 are presented in the following table. The Company did not have any commodity contracts in 2017.

($ in thousands)	June 30, 2018
	Customer Counterparties					Financial Counterparties
	Notional		Fair Value			Notional		Fair Value
	Unit	Amount	Assets	Liabilities		Unit	Amount	Assets	Liabilities
Crude oil:					Crude oil:
Written options	Barrels	736,500	$576	$271	Purchased options	Barrels	736,500	$—	$510
Collars	Barrels	812,100	1,720	—	Collars	Barrels	812,100	—	1,499
Swaps	Barrels	292,811	925	—	Swaps	Barrels	292,811	—	863
Total		1,841,411	$3,221	$271	Total		1,841,411	$—	$2,872

Natural gas:					Natural gas:
Collars	MMBTUs	1,540,000	$85	$—	Collars	MMBTUs	1,540,000	$—	$4
Swaps	MMBTUs	3,650,000	322	—	Swaps	MMBTUs	3,650,000	—	12
Total		5,190,000	$407	$—	Total		5,190,000	$—	$16

Total			$3,628	$271	Total			$—	$2,888

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Location in Consolidated Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Interest rate swaps and options	Derivative fees and other income	$88	$(678)	$1,194	$(1,744)
Foreign exchange spot and forwards	Letters of credit fees and foreign exchange income	2,646	8,378	6,503	14,216
RPAs	Derivative fees and other income	(56)	—	(69)	1
Equity warrants	Ancillary loan fees and other income	598	786	439	786
Commodity swaps and options	Derivative fees and other income	40	—	40	—
Net gains		$3,316	$8,486	$8,107	$13,259

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of June 30, 2018 and December 31, 2017, the aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position was $11.4 million and $6.3 million, respectively, with collateral posted of $11.3 million and $6.2 million, respectively. In the event that East West Bank’s credit rating had been downgraded to below investment grade, the additional collateral that would have been required to be posted as of June 30, 2018 and December 31, 2017 would have been minimal.

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

($ in thousands)	As of June 30, 2018
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Derivative Amount		Collateral Received		Net Amount
Derivative Assets	$81,456	$27,141	$54,315	$—	$54,315	$(18,672)	(1)	$(33,615)	(2)	$2,028

	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Derivative Amount		Collateral Pledged		Net Amount
Derivative Liabilities	$114,542	$82,965	$31,577	$—	$31,577	$(18,672)	(1)	$(12,889)	(3)	$16

($ in thousands)	As of December 31, 2017
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Derivative Amounts		Collateral Received		Net Amount
Derivative Assets	$66,146	$36,941	$29,205	$—	$29,205	$(18,955)	(1)	$(9,839)	(2)	$411

	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Derivative Amounts		Collateral Pledged		Net Amount
Derivative Liabilities	$74,935	$26,732	$48,203	$—	$48,203	$(18,955)	(1)	$(28,796)	(3)	$452

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents cash and securities received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements, including $10.1 million and $8.6 million of cash collateral received as of June 30, 2018 and December 31, 2017, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements, including $4.1 million and $10.7 million of cash collateral posted as of June 30, 2018 and December 31, 2017, respectively.

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

The following table presents the composition of the Company’s non-PCI and PCI loans as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018			December 31, 2017
	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)
Commercial lending:
C&I	$11,056,225	$2,794	$11,059,019	$10,685,436	$11,795	$10,697,231
CRE	8,836,076	218,491	9,054,567	8,659,209	277,688	8,936,897
Multifamily residential	1,988,464	44,058	2,032,522	1,855,128	61,048	1,916,176
Construction and land	623,794	43	623,837	659,326	371	659,697
Total commercial lending	22,504,559	265,386	22,769,945	21,859,099	350,902	22,210,001
Consumer lending:
Single-family residential	5,210,014	106,881	5,316,895	4,528,911	117,378	4,646,289
HELOCs	1,758,093	11,418	1,769,511	1,768,917	14,007	1,782,924
Other consumer	374,028	—	374,028	336,504	—	336,504
Total consumer lending	7,342,135	118,299	7,460,434	6,634,332	131,385	6,765,717
Total loans held-for-investment	$29,846,694	$383,685	$30,230,379	$28,493,431	$482,287	$28,975,718
Allowance for loan losses	(301,511)	(39)	(301,550)	(287,070)	(58)	(287,128)
Loans held-for-investment, net	$29,545,183	$383,646	$29,928,829	$28,206,361	$482,229	$28,688,590

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(40.4) million and $(34.0) million as of June 30, 2018 and December 31, 2017, respectively.

(2)	Includes ASC 310-30 discount of $26.8 million and $35.3 million as of June 30, 2018 and December 31, 2017, respectively.

The commercial lending portfolio includes C&I, CRE, multifamily residential, and construction and land loans. The consumer lending portfolio includes single-family residential, HELOCs and other consumer loans.

The C&I loan portfolio, which is comprised of commercial business and trade finance loans, provides financing to businesses in a wide spectrum of industries. The CRE loan portfolio includes income producing real estate loans that are either owner occupied, or non-owner occupied where 50% or more of the debt service for the loan is provided by rental income. The multifamily residential loan portfolio is largely comprised of loans secured by smaller multifamily properties ranging from 5 to 15 units in the Bank’s primary lending areas. Construction loans mainly provide construction financing for hotels, multifamily and residential condominiums, as well as mixed use (residential and retail) structures.

In the consumer lending portfolio, the Company offers residential loans through a variety of first lien mortgage loan programs. The consumer residential loan portfolio is largely comprised of single-family residential loans and HELOCs that were originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. The Company is in a first lien position for many of these reduced documentation single-family residential loans and HELOCs. These loans have historically experienced low delinquency and default rates. Other consumer loans are mainly comprised of insurance premium financing loans.

As of June 30, 2018 and December 31, 2017, loans totaling $19.63 billion and $18.88 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the FRB and the FHLB.

Credit Quality Indicators

All loans are subject to the Company’s internal and external credit review and monitoring. For the commercial lending portfolio, loans are risk rated based on an analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current payment performance/delinquency, current financial and liquidity status and all other relevant information. For the majority of the consumer lending portfolio, payment performance/delinquency is the driving indicator for the risk ratings. Risk ratings are the overall credit quality indicator for the Company and the credit quality indicator utilized for estimating the appropriate allowance for loan losses. The Company utilizes a risk rating system, which classifies loans within the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources.

Pass and Watch loans are loans that have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special Mention loans are loans that have potential weaknesses that warrant closer attention by management. Special Mention is a transitory grade. If potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information indicate that the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are loans that have well-defined weaknesses that may jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss, if the deficiencies are not corrected. When management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan remains classified as Substandard grade. Doubtful loans have insufficient sources of repayment and a high probability of loss. Loss loans are loans that are uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted based on changes in the borrowers’ financial status and the loans’ collectability.

The following tables present the credit risk ratings for non-PCI loans by portfolio segment as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
Commercial lending:
C&I	$10,760,675	$180,741	$113,518	$1,291	$11,056,225
CRE	8,672,374	63,315	100,387	—	8,836,076
Multifamily residential	1,978,241	—	10,223	—	1,988,464
Construction and land	571,921	690	51,183	—	623,794
Total commercial lending	21,983,211	244,746	275,311	1,291	22,504,559
Consumer lending:
Single-family residential	5,193,906	4,063	12,045	—	5,210,014
HELOCs	1,748,719	1,188	8,186	—	1,758,093
Other consumer	371,530	7	2,491	—	374,028
Total consumer lending	7,314,155	5,258	22,722	—	7,342,135
Total	$29,297,366	$250,004	$298,033	$1,291	$29,846,694

($ in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
Commercial lending:
C&I	$10,369,516	$114,769	$180,269	$20,882	$10,685,436
CRE	8,484,635	65,616	108,958	—	8,659,209
Multifamily residential	1,839,958	—	15,170	—	1,855,128
Construction and land	614,441	4,590	40,295	—	659,326
Total commercial lending	21,308,550	184,975	344,692	20,882	21,859,099
Consumer lending:
Single-family residential	4,490,672	16,504	21,735	—	4,528,911
HELOCs	1,744,903	11,900	12,114	—	1,768,917
Other consumer	333,895	111	2,498	—	336,504
Total consumer lending	6,569,470	28,515	36,347	—	6,634,332
Total	$27,878,020	$213,490	$381,039	$20,882	$28,493,431

The following tables present the credit risk ratings for PCI loans by portfolio segment as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial lending:
C&I	$2,551	$—	$243	$—	$2,794
CRE	189,307	4,813	24,371	—	218,491
Multifamily residential	41,182	—	2,876	—	44,058
Construction and land	43	—	—	—	43
Total commercial lending	233,083	4,813	27,490	—	265,386
Consumer lending:
Single-family residential	105,219	275	1,387	—	106,881
HELOCs	10,705	209	504	—	11,418
Total consumer lending	115,924	484	1,891	—	118,299
Total (1)	$349,007	$5,297	$29,381	$—	$383,685

($ in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial lending:
C&I	$10,712	$57	$1,026	$—	$11,795
CRE	238,605	531	38,552	—	277,688
Multifamily residential	56,720	—	4,328	—	61,048
Construction and land	44	—	327	—	371
Total commercial lending	306,081	588	44,233	—	350,902
Consumer lending:
Single-family residential	113,905	1,543	1,930	—	117,378
HELOCs	12,642	—	1,365	—	14,007
Total consumer lending	126,547	1,543	3,295	—	131,385
Total (1)	$432,628	$2,131	$47,528	$—	$482,287

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized or guaranteed by government agencies, and in the process of collection. Non-PCI loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
Commercial lending:
C&I	$86,959	$6	$86,965	$28,491	$28,606	$57,097	$10,912,163	$11,056,225
CRE	2,913	—	2,913	5,851	19,897	25,748	8,807,415	8,836,076
Multifamily residential	1,378	536	1,914	1,727	—	1,727	1,984,823	1,988,464
Construction and land	—	—	—	—	—	—	623,794	623,794
Total commercial lending	91,250	542	91,792	36,069	48,503	84,572	22,328,195	22,504,559
Consumer lending:
Single-family residential	18,699	4,678	23,377	418	7,207	7,625	5,179,012	5,210,014
HELOCs	6,018	1,188	7,206	1,889	6,246	8,135	1,742,752	1,758,093
Other consumer	20	7	27	—	2,491	2,491	371,510	374,028
Total consumer lending	24,737	5,873	30,610	2,307	15,944	18,251	7,293,274	7,342,135
Total	$115,987	$6,415	$122,402	$38,376	$64,447	$102,823	$29,621,469	$29,846,694

($ in thousands)	December 31, 2017
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
Commercial lending:
C&I	$30,964	$82	$31,046	$27,408	$41,805	$69,213	$10,585,177	$10,685,436
CRE	3,414	466	3,880	5,430	21,556	26,986	8,628,343	8,659,209
Multifamily residential	4,846	14	4,860	1,418	299	1,717	1,848,551	1,855,128
Construction and land	758	—	758	—	3,973	3,973	654,595	659,326
Total commercial lending	39,982	562	40,544	34,256	67,633	101,889	21,716,666	21,859,099
Consumer lending:
Single-family residential	13,269	5,355	18,624	6	5,917	5,923	4,504,364	4,528,911
HELOCs	4,286	4,186	8,472	89	3,917	4,006	1,756,439	1,768,917
Other consumer	14	23	37	—	2,491	2,491	333,976	336,504
Total consumer lending	17,569	9,564	27,133	95	12,325	12,420	6,594,779	6,634,332
Total	$57,551	$10,126	$67,677	$34,351	$79,958	$114,309	$28,311,445	$28,493,431

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. Refer to the discussion on PCI loans within this note for additional details on interest income recognition. As of June 30, 2018 and December 31, 2017, PCI loans on nonaccrual status totaled $6.3 million and $5.3 million, respectively.

Loans in Process of Foreclosure

As of June 30, 2018 and December 31, 2017, consumer mortgage loans of $5.6 million and $6.6 million, respectively, were secured by residential real estate properties, for which formal foreclosure proceedings were in process in accordance with local requirements of the applicable jurisdictions. As of June 30, 2018, there were no foreclosed residential real estate properties included in total net OREO of $709 thousand. In comparison, a foreclosed residential real estate property with a carrying amount of $188 thousand was included in total net OREO of $830 thousand as of December 31, 2017.

Troubled Debt Restructurings

Potential troubled debt restructurings (“TDR”s) are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered.

The following tables present the additions to non-PCI TDRs for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended June 30,
	2018				2017
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial lending:
C&I	—	$—	$—	$—	6	$17,039	$15,673	$10,010
CRE	1	$750	$837	$—	—	$—	$—	$—
Multifamily residential	—	$—	$—	$—	1	$3,655	$3,638	$107
Consumer lending:
Single-family residential	2	$405	$404	$(26)	—	$—	$—	$—
HELOCs	2	$1,546	$1,536	$—	—	$—	$—	$—

	Loans Modified as TDRs During the Six Months Ended June 30,
($ in thousands)	2018				2017
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial lending:
C&I	—	$—	$—	$—	8	$18,189	$17,272	$11,202
CRE	1	$750	$837	$—	1	$1,527	$1,494	$—
Multifamily residential	—	$—	$—	$—	1	$3,655	$3,638	$107
Consumer lending:
Single-family residential	2	$405	$404	$(26)	—	$—	$—	$—
HELOCs	2	$1,546	$1,536	$—	—	$—	$—	$—

(1)	Includes subsequent payments after modification and reflects the balance as of June 30, 2018 and 2017.

(2)	The financial impact includes increases (decreases) in charge-offs and specific reserves recorded at the modification date.

The following tables present the non-PCI TDR modifications for the three and six months ended June 30, 2018 and 2017 by modification type:

($ in thousands)	Modification Type During the Three Months Ended June 30,
	2018					2017
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other	Total	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other	Total
Commercial lending:
C&I	$—	$—	$—	$—	$—	$3,388	$12,285	$—	$—	$15,673
CRE	—	—	837	—	837	—	—	—	—	—
Multifamily residential	—	—	—	—	—	3,638	—	—	—	3,638
Total commercial lending	—	—	837	—	837	7,026	12,285	—	—	19,311
Consumer lending:
Single-family residential	65	—	—	339	404	—	—	—	—	—
HELOCs	1,464	—	—	72	1,536	—	—	—	—	—
Total consumer lending	1,529	—	—	411	1,940	—	—	—	—	—
Total	$1,529	$—	$837	$411	$2,777	$7,026	$12,285	$—	$—	$19,311

($ in thousands)	Modification Type During the Six Months Ended June 30,
	2018					2017
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other	Total	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other	Total
Commercial lending:
C&I	$—	$—	$—	$—	$—	$3,388	$13,884	$—	$—	$17,272
CRE	—	—	837	—	837	1,494	—	—	—	1,494
Multifamily residential	—	—	—	—	—	3,638	—	—	—	3,638
Total commercial lending	—	—	837	—	837	8,520	13,884	—	—	22,404
Consumer lending:
Single-family residential	65	—	—	339	404	—	—	—	—	—
HELOCs	1,464	—	—	72	1,536	—	—	—	—	—
Total consumer lending	1,529	—	—	411	1,940	—	—	846	—	—
Total	$1,529	$—	$837	$411	$2,777	$8,520	$13,884	$6,722	$—	$22,404

(1)	Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Includes principal and interest deferments or reductions.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to be in default. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following tables present information on loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three and six months ended June 30, 2018 and 2017, and were still in default at the respective period end:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended June 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Consumer lending:
HELOCs	—	$—	1	$48

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Six Months Ended June 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Consumer lending:
HELOCs	—	$—	1	$48

The amount of additional funds committed to lend to borrowers whose terms have been modified was $2.9 million and $5.1 million as of June 30, 2018 and December 31, 2017, respectively.

Impaired Loans

The following tables present information on non-PCI impaired loans as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial lending:
C&I	$85,975	$27,397	$36,257	$63,654	$10,920
CRE	38,567	26,677	5,469	32,146	520
Multifamily residential	6,562	2,998	3,104	6,102	99
Total commercial lending	131,104	57,072	44,830	101,902	11,539
Consumer lending:
Single-family residential	17,109	4,037	11,879	15,916	53
HELOCs	9,642	4,493	4,989	9,482	78
Other consumer	2,491	—	2,491	2,491	2,491
Total consumer lending	29,242	8,530	19,359	27,889	2,622
Total non-PCI impaired loans	$160,346	$65,602	$64,189	$129,791	$14,161

($ in thousands)	December 31, 2017
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial lending:
C&I	$130,773	$36,086	$62,599	$98,685	$16,094
CRE	41,248	28,699	6,857	35,556	684
Multifamily residential	11,164	8,019	2,617	10,636	88
Construction and land	4,781	3,973	—	3,973	—
Total commercial lending	187,966	76,777	72,073	148,850	16,866
Consumer lending:
Single-family residential	15,501	—	14,338	14,338	534
HELOCs	5,484	2,287	2,921	5,208	4
Other consumer	2,491	—	2,491	2,491	2,491
Total consumer lending	23,476	2,287	19,750	22,037	3,029
Total non-PCI impaired loans	$211,442	$79,064	$91,823	$170,887	$19,895

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
Commercial lending:
C&I	$67,342	$1,494	$113,858	$140	$67,290	$2,893	$119,608	$362
CRE	32,524	837	37,897	33	32,813	1,666	38,116	80
Multifamily residential	6,161	58	12,720	81	6,203	127	12,771	129
Construction and land	—	—	4,414	—	—	—	4,584	—
Total commercial lending	106,027	2,389	168,889	254	106,306	4,686	175,079	571
Consumer lending:
Single-family residential	15,962	115	16,985	35	16,012	269	17,038	93
HELOCs	9,502	138	4,541	13	9,514	249	4,548	32
Other consumer	2,491	47	—	—	2,491	92	—	—
Total consumer lending	27,955	300	21,526	48	28,017	610	21,586	125
Total non-PCI impaired loans	$133,982	$2,689	$190,415	$302	$134,323	$5,296	$196,665	$696

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal, not as interest income.

Allowance for Credit Losses

The following table presents a summary of activities in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Non-PCI Loans
Allowance for non-PCI loans, beginning of period	$297,607	$263,007	$287,070	$260,402
Provision for loan losses on non-PCI loans	15,139	10,680	35,072	18,726
Gross charge-offs:
Commercial lending:
C&I	(13,534)	(5,386)	(31,979)	(12,443)
Construction and land	—	(1)	—	(149)
Consumer lending:
Single-family residential	—	(1)	(1)	(1)
Other consumer	(162)	(3)	(179)	(7)
Total gross charge-offs	(13,696)	(5,391)	(32,159)	(12,600)
Gross recoveries:
Commercial lending:
C&I	511	7,038	8,198	7,493
CRE	2	423	429	992
Multifamily residential	1,061	128	1,394	695
Construction and land	258	88	693	112
Consumer lending:
Single-family residential	629	243	813	254
HELOCs	—	—	—	24
Other consumer	—	22	1	140
Total gross recoveries	2,461	7,942	11,528	9,710
Net (charge-offs) recoveries	(11,235)	2,551	(20,631)	(2,890)
Allowance for non-PCI loans, end of period	301,511	276,238	301,511	276,238

PCI Loans
Allowance for PCI loans, beginning of period	47	87	58	118
Reversal of loan losses on PCI loans	(8)	(9)	(19)	(40)
Allowance for PCI loans, end of period	39	78	39	78
Allowance for loan losses	$301,550	$276,316	$301,550	$276,316

For further information on accounting policies and the methodologies used to estimate the allowance for credit losses and loan charge-offs, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

The following table presents a summary of activities in the allowance for unfunded credit reserves for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Allowance for unfunded credit reserves, beginning of period	$13,614	$15,174	$13,318	$16,121
Provision for (reversal of) unfunded credit reserves	405	14	701	(933)
Allowance for unfunded credit reserves, end of period	$14,019	$15,188	$14,019	$15,188

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

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$10,920	$520	$99	$—	$53	$78	$2,491	$14,161
Collectively evaluated for impairment	151,484	44,061	18,387	30,362	33,335	7,199	2,522	287,350
Acquired with deteriorated credit quality	—	39	—	—	—	—	—	39
Total	$162,404	$44,620	$18,486	$30,362	$33,388	$7,277	$5,013	$301,550

Recorded investment in loans
Individually evaluated for impairment	$63,654	$32,146	$6,102	$—	$15,916	$9,482	$2,491	$129,791
Collectively evaluated for impairment	10,992,571	8,803,930	1,982,362	623,794	5,194,098	1,748,611	371,537	29,716,903
Acquired with deteriorated credit quality (1)	2,794	218,491	44,058	43	106,881	11,418	—	383,685
Total (1)	$11,059,019	$9,054,567	$2,032,522	$623,837	$5,316,895	$1,769,511	$374,028	$30,230,379

($ in thousands)	December 31, 2017
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$16,094	$684	$88	$—	$534	$4	$2,491	$19,895
Collectively evaluated for impairment	146,964	40,495	19,021	26,881	25,828	7,350	636	267,175
Acquired with deteriorated credit quality	—	58	—	—	—	—	—	58
Total	$163,058	$41,237	$19,109	$26,881	$26,362	$7,354	$3,127	$287,128

Recorded investment in loans
Individually evaluated for impairment	$98,685	$35,556	$10,636	$3,973	$14,338	$5,208	$2,491	$170,887
Collectively evaluated for impairment	10,586,751	8,623,653	1,844,492	655,353	4,514,573	1,763,709	334,013	28,322,544
Acquired with deteriorated credit quality (1)	11,795	277,688	61,048	371	117,378	14,007	—	482,287
Total (1)	$10,697,231	$8,936,897	$1,916,176	$659,697	$4,646,289	$1,782,924	$336,504	$28,975,718

(1)	Loans net of ASC 310-30 discount.

Purchased Credit Impaired Loans

At the date of acquisition, PCI loans are pooled and accounted for at fair value, which represents the discounted value of the expected cash flows of the loan portfolio. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flows expectation. The cash flows expected over the life of the pools are estimated by an internal cash flows model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows. The amount of expected cash flows over the initial investment in the loan represents the “accretable yield,” which is recognized as interest income on a level yield basis over the life of the loan. Prepayment speeds affect the estimated life of PCI loans, which may change the amount of interest income, and possibly principal, expected to be collected. The excess of total contractual cash flows over the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the “nonaccretable difference.”

The following table presents the changes in accretable yield for PCI loans for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accretable yield for PCI loans, beginning of period	$95,864	$127,990	$101,977	$136,247
Accretion	(11,084)	(11,082)	(20,218)	(21,361)
Changes in expected cash flows	272	1,717	3,293	3,739
Accretable yield for PCI loans, end of period	$85,052	$118,625	$85,052	$118,625

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of June 30, 2018, loans held-for-sale of $14.7 million consisted of C&I and single-family residential loans. In comparison, as of December 31, 2017, loans held-for-sale of $85 thousand consisted of single-family residential loans.

Loan Purchases, Sales and Transfers

From time to time, the Company purchases and sells loans in the secondary market. Certain purchased loans are transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables present information on the loan purchases into the held-for-investment portfolio, transfers from held-for-investment to held-for-sale, and sales during the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30, 2018
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale	$99,449	$30,415	$—	$—	$—	$—	$129,864	(1)
Sales	$140,326	$30,415	$—	$—	$8,175	$—	$178,916	(2)(3)(4)
Purchases	$285,615	$—	$3,249	$—	$20,912	$—	$309,776	(5)

($ in thousands)	Three Months Ended June 30, 2017
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale	$58,817	$5,668	$532	$687	$249	$—	$65,953	(1)
Sales	$76,441	$5,668	$532	$687	$5,432	$—	$88,760	(2)(3)(4)
Purchases	$220,612	$—	$714	$—	$128	$—	$221,454	(5)

($ in thousands)	Six Months Ended June 30, 2018
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale	$245,840	$39,791	$—	$—	$—	$—	$285,631	(1)
Sales	$242,691	$39,791	$—	$—	$10,721	$—	$293,203	(2)(3)(4)
Purchases	$350,362	$—	$3,435	$—	$36,025	$—	$389,822	(5)

($ in thousands)	Six Months Ended June 30, 2017
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale	$324,076	$18,433	$532	$687	$249	$—	$343,977	(1)
Sales	$313,120	$18,433	$532	$687	$9,742	$22,191	$364,705	(2)(3)(4)
Purchases	$367,728	$—	$840	$—	$128	$—	$368,696	(5)

(1)
The Company recorded $13.3 million and $13.4 million in write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and six months ended June 30, 2018, respectively, and $117 thousand and $209 thousand for the three and six months ended June 30, 2017, respectively.

(2)
Includes originated loans sold of $103.5 million and $193.2 million for the three and six months ended June 30, 2018, respectively, and $38.3 million and $67.6 million for the three and six months ended June 30, 2017, respectively. Originated loans sold during the three and six months ended June 30, 2018 and 2017 were primarily C&I and CRE loans.

(3)
Includes purchased loans sold in the secondary market of $75.4 million and $100.0 million for the three and six months ended June 30, 2018, respectively, and $50.5 million and $297.1 million for the three and six months ended June 30, 2017, respectively.

(4)
Net gains on sales of loans, excluding the lower of cost or fair value adjustments, were $2.3 million and $3.9 million for the three and six months ended June 30, 2018, respectively, and $1.6 million and $4.4 million for the three and six months ended June 30, 2017, respectively. No lower of cost or fair value adjustments were recorded for the three and six months ended June 30, 2018. In comparison, the Company reversed the lower of cost or fair value adjustment of $8 thousand during the three months ended June 30, 2017 and recorded a lower of cost or fair value adjustment of $61 thousand for the six months ended June 30, 2017. These adjustments were included in Net gains on sales of loans on the Consolidated Statement of Income.

(5)	C&I loan purchases for each of the three and six months ended June 30, 2018 and 2017 were mainly comprised of C&I syndicated loans.

Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net

The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in low or moderate income neighborhoods. The Company invests in certain affordable housing limited partnerships that qualify for CRA and tax credits. Such limited partnerships are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. In addition to affordable housing limited partnerships, the Company also invests in new market tax credit projects that qualify for CRA credits and eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, while the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018	December 31, 2017
Investments in qualified affordable housing partnerships, net	$152,556	$162,824
Accrued expenses and other liabilities — Unfunded commitments	$52,110	$55,815

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Tax credits and other tax benefits recognized	$8,940	$9,566	$18,095	$19,187
Amortization expense included in income tax expense	$6,700	$7,051	$13,773	$14,001

Investments in Tax Credit and Other Investments, Net

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018	December 31, 2017
Investments in tax credit and other investments, net	$242,595	$224,551
Accrued expenses and other liabilities — Unfunded commitments	$109,432	$113,372

The following table presents additional information related to the Company’s investments in tax credit and other investments, net, for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense included in noninterest expense	$20,481	$27,872	$37,881	$42,232

As a result of the adoption of ASU 2016-01 in the first quarter of 2018, $30.9 million of equity securities with readily determinable fair values were included in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet as of June 30, 2018. These equity securities are CRA investments and were measured at fair value with changes in fair value recorded through net income. The unrealized losses recognized during the three and six months ended June 30, 2018 on these equity securities totaled $159 thousand and $613 thousand, respectively.

The Company is not the primary beneficiary of the investments in tax credit and other investments and, therefore, is not required to consolidate these investments on the Consolidated Financial Statements. Depending on the ownership percentage and the influence the Company has on the investments, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

Note 10 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.5 million and $469.4 million as of June 30, 2018 and December 31, 2017, respectively. The $3.9 million decrease in goodwill was due to the sale of the Bank’s DCB branches in March 2018, for which the associated allocated goodwill was written off. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s three operating segments, Retail Banking, Commercial Banking and Other, are equivalent to the Company’s reporting units. For complete discussion and disclosure, see Note 16 — Business Segments to the Consolidated Financial Statements.

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2017, and concluded that there was no goodwill impairment as the fair value of all reporting units exceeded their respective carrying value. There were no triggering events during the three and six months ended June 30, 2018, and therefore, no additional goodwill impairment analysis was performed. No assurance can be given that goodwill will not be written down in future periods. Refer to Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2017 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions and are included in Other assets on the Consolidated Balance Sheet. These intangibles are tested for impairment on an annual basis, or more frequently as events occur or current circumstances and conditions warrant. Core deposit intangibles associated with the sale of the Bank’s DCB branches with a net carrying value of $1.0 million were written off in the first quarter of 2018. There were no impairment write-downs on the remaining core deposit intangibles for each of the three and six months ended June 30, 2018 and 2017.

The following table presents the gross carrying value of core deposit intangible assets and accumulated amortization as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018	December 31, 2017
Gross balance (1)	$86,099	$100,166
Accumulated amortization (1)	(68,935)	(79,112)
Net carrying balance (1)	$17,164	$21,054

(1)	Excludes fully amortized core deposit intangible assets.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $1.4 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of June 30, 2018:

Year Ended December 31,	Amount ($ in thousands)
Remainder of 2018	$2,635
2019	4,518
2020	3,634
2021	2,749
2022	1,865
Thereafter	1,763
Total	$17,164

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

The following table presents the Company’s credit-related commitments as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018	December 31, 2017
Loan commitments	$5,122,314	$5,075,480
Commercial letters of credit and SBLCs	$1,702,514	$1,655,897

Loan commitments are agreements to lend to customers provided that there are no violations of any conditions established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of June 30, 2018, total letters of credit of $1.70 billion were comprised of SBLCs of $1.63 billion and commercial letters of credit of $71.4 million.

The Company applies the same credit underwriting criteria in extending loans, commitments and conditional obligations to customers. Each customer’s creditworthiness is evaluated on a case-by-case basis. Collateral and financial guarantees may be obtained based on management’s assessment of the customer’s credit. Collateral may include cash, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves, and amounted to $13.9 million as of June 30, 2018 and $12.7 million as of December 31, 2017. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Guarantees — The Company sells or securitizes loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to repurchase up to the recourse component of the loans when the loans default. The total unpaid principal balance of single-family and multifamily residential loans sold or securitized with recourse amounted to $99.7 million and $113.7 million as of June 30, 2018 and December 31, 2017, respectively. The maximum potential future payments up to the recourse component that the Company is obligated to repurchase amounted to $36.7 million and $38.7 million as of June 30, 2018 and December 31, 2017, respectively. The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves and totaled $153 thousand and $214 thousand as of June 30, 2018 and December 31, 2017, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements. As of June 30, 2018 and December 31, 2017, these commitments were $161.5 million and $169.2 million, respectively, and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 12 — Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified ASC 606, Revenue from Contracts with Customers. The Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The new standard did not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s previously existing accounting for contracts within the scope of the new standard. There was no cumulative effect adjustment to retained earnings as a result of adopting this new standard.

The following tables present revenue from contracts with customers within the scope of ASC 606 and other noninterest income, segregated by operating segments for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30, 2018
	Retail Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers (1):
Branch fees:
Deposit service charges and related fee income	$5,738	$3,000	$248	$8,986
Card income	933	221	—	1,154
Wealth management fees	4,501	—	—	4,501
Total revenue from contracts with customers	$11,172	$3,221	$248	$14,641
Other sources of noninterest income (2)	3,413	27,523	2,691	33,627
Total noninterest income	$14,585	$30,744	$2,939	$48,268

($ in thousands)	Three Months Ended June 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers (1):
Branch fees:
Deposit service charges and related fee income	$6,157	$2,812	$121	$9,090
Card income	1,029	202	—	1,231
Wealth management fees	3,249	132	—	3,381
Total revenue from contracts with customers	$10,435	$3,146	$121	$13,702
Other sources of noninterest income (2)	3,206	23,438	6,898	33,542
Total noninterest income	$13,641	$26,584	$7,019	$47,244

($ in thousands)	Six Months Ended June 30, 2018
	Retail Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers (1):
Branch fees:
Deposit service charges and related fee income	$11,752	$6,014	$406	$18,172
Card income	2,003	395	—	2,398
Wealth management fees	7,297	157	—	7,454
Total revenue from contracts with customers	$21,052	$6,566	$406	$28,024
Other sources of noninterest income (2)	37,981	51,616	5,091	94,688
Total noninterest income	$59,033	$58,182	$5,497	$122,712

($ in thousands)	Six Months Ended June 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers (1):
Branch fees:
Deposit service charges and related fee income	$11,994	$5,554	$226	$17,774
Card income	2,056	415	—	2,471
Wealth management fees	6,495	1,221	—	7,716
Total revenue from contracts with customers	$20,545	$7,190	$226	$27,961
Other sources of noninterest income (2)	6,660	45,128	83,323	135,111
Total noninterest income	$27,205	$52,318	$83,549	$163,072

(1)
There were no adjustments to the Company’s financial statements recorded as a result of the adoption of ASC 606. For comparability, the Company has adjusted prior period amounts to conform to the current period’s presentation.

(2)	Primarily represents revenue from contracts with customers that are out of the scope of ASC 606.

Generally, the Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are typically satisfied as services are rendered. The Company generally records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services. The Company records contract assets when services are provided to customers before payment is received or before payment is due. Since the Company receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of June 30, 2018 and December 31, 2017.

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Branch Fees — Deposit Service Charges and Related Fee Income

The Company offers a range of deposit products to individuals and businesses, which includes savings, money market, checking and time deposit accounts. The deposit account services include ongoing account maintenance, as well as certain optional services such as automated teller machine usage, wire transfer services or check orders. In addition, treasury management and business account analysis services are offered to commercial deposit customers. The Company may charge a fixed monthly account maintenance fee if certain average balances are not maintained, therefore making the fee variable. In addition, each time a deposit customer selects an optional service, the Company may earn transactional fees, generally recognized by the Company at the point in time when the transaction occurs. For business analysis accounts, commercial deposit customers receive an earnings credit based on their account balance, which can be used to offset the cost of banking and treasury management services. Business analysis accounts that are assessed fees in excess of earnings credits received are typically charged at the end of each month, after all transactions are known and the credits are calculated.

Branch Fees — Card Income

Card income is comprised of merchant referral fees and interchange income. For merchant referral fees, the Company provides marketing and referral services to acquiring banks for merchant card processing services and earns variable referral fees based on transaction activities. The Company satisfies its performance obligation over time as the Company identifies, solicits, and refers business customers who are provided such services. The Company receives monthly fees net of consideration it pays to the acquiring bank performing the merchant card processing services. The Company recognizes revenue on a monthly basis when the uncertainty associated with the variable referral fees is resolved after the Company receives monthly statements from the acquiring bank. For interchange income, the Company, as a card issuer, has a stand ready performance obligation to authorize, clear, and settle card transactions. The Company earns, or pays, interchange fees, which are percentage-based on each transaction, and based on rates published by the corresponding payment network rates for transactions on their network. The Company measures its progress toward the satisfaction of its performance obligation over time, as services are rendered, and the Company provides continuous access to this service and settles transactions as its customer, the payment network, requires. Interchange income is presented net of direct costs paid to the customer and entities in their distribution chain, which are transaction-based expenses such as rewards program expenses and certain network costs. Revenue is recognized when the net profit is determined by the payment networks at the end of each day.

Wealth Management Fees

The Company employs financial consultants to provide investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies, and risk management strategies. The fees the Company earns are variable and are generally received monthly.  The Company recognizes revenue for the services performed at quarter-end based on actual transaction details received from the broker-dealer the Company engages.

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

In addition, given the short-term nature of the contracts, the Company also applies the practical expedient in ASC 606-10-32-18 and does not adjust the consideration from customers for the effects of a significant financing component, if at contract inception the period between when the entity transfers the goods or services and when the customer pays for that good or service is one year or less.

Note 13 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, stock purchase warrants, phantom stock and dividend equivalents to certain employees and non-employee directors of the Company and its subsidiaries. There were no outstanding stock options, stock appreciation rights, stock purchase warrants, or RSAs as of both June 30, 2018 and 2017.

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

Performance-based RSUs are granted at the target amount of awards. Based on the Company’s attainment of specified performance goals and consideration of market conditions, the number of shares that vest can be adjusted to a minimum of zero and to a maximum of 200% of the target. The amount of performance-based RSUs that are eligible to vest is determined at the end of each performance period and is then added together to determine the total number of performance shares that are eligible to vest. Performance-based RSUs cliff vest three years from the date of each grant.

Compensation costs for the time-based awards are based on the quoted market price of the Company’s stock at the grant date. Compensation costs associated with performance-based RSUs are based on grant date fair value which considers both market and performance conditions, and is subject to subsequent adjustments based on the changes in the Company’s projected outcome of the performance criteria. Compensation costs of both time-based and performance-based awards are recognized on a straight-line basis from the grant date until the vesting date of each grant.

The following table presents a summary of the total share-based compensation expense and the related net tax benefit associated with the Company’s various employee share-based compensation plans for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock compensation costs	$7,057	$4,964	$13,215	$10,115
Related net tax benefits for stock compensation plans	$97	$49	$4,875	$4,463

The following table presents a summary of the activity for the Company’s time-based and performance-based RSUs for the six months ended June 30, 2018 based on the target amount of awards:

	Six Months Ended June 30, 2018
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, at beginning of period	1,166,580	$42.00	424,299	$41.44
Granted	401,830	67.30	120,286	70.13
Vested	(324,051)	40.10	(133,295)	41.15
Forfeited	(58,396)	47.65	—	—
Outstanding, at end of period	1,185,963	$50.81	411,290	$49.93

As of June 30, 2018, total unrecognized compensation costs related to time-based and performance-based RSUs amounted to $42.2 million and $22.8 million, respectively. These costs are expected to be recognized over a weighted-average period of 2.24 years and 2.16 years for time-based and performance-based RSUs, respectively.

Note 14 — Stockholders’ Equity and Earnings Per Share

Warrant — The Company acquired MetroCorp Bancshares, Inc., (“MetroCorp”) on January 17, 2014. Prior to the acquisition, MetroCorp had an outstanding warrant to purchase 771,429 shares of its common stock. Upon the acquisition, the rights of the warrant holder were converted into the right to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant had not been exercised as of June 30, 2018.

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

The following table presents the EPS calculations for the three and six months ended June 30, 2018 and 2017:

($ and shares in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic
Net income	$172,349	$118,330	$359,381	$288,066

Basic weighted-average number of shares outstanding	144,899	144,485	144,782	144,368
Basic EPS	$1.19	$0.82	$2.48	$2.00

Diluted
Net income	$172,349	$118,330	$359,381	$288,066

Basic weighted-average number of shares outstanding	144,899	144,485	144,782	144,368
Diluted potential common shares (1)	1,192	1,255	1,264	1,406
Diluted weighted-average number of shares outstanding	146,091	145,740	146,046	145,774
Diluted EPS	$1.18	$0.81	$2.46	$1.98

(1)	Includes dilutive shares from RSUs and warrants for the three and six months ended June 30, 2018 and 2017.

For the three and six months ended June 30, 2018, 4,012 and 3,807 weighted-average anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation. For the three and six months ended June 30, 2017, 2,423 and 5,132 weighted-average anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation.

Note 15 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,
	2018			2017
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Beginning balance	$(55,981)	$177	$(55,804)	$(25,151)	$(18,367)	$(43,518)
Net unrealized (losses) gains arising during the period	(8,693)	(6,822)	(15,515)	7,777	3,136	10,913
Amounts reclassified from AOCI	(148)	—	(148)	(1,576)	—	(1,576)
Changes, net of taxes	(8,841)	(6,822)	(15,663)	6,201	3,136	9,337
Ending balance	$(64,822)	$(6,645)	$(71,467)	$(18,950)	$(15,231)	$(34,181)

($ in thousands)	Six Months Ended June 30,
	2018			2017
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Beginning balance	$(30,898)	$(6,621)	$(37,519)	$(28,772)	$(19,374)	$(48,146)
Cumulative effect of change in accounting principle related to marketable equity securities (2)	385	—	385	—	—	—
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (3)	(6,656)	—	(6,656)	—	—	—
Beginning balance, adjusted	(37,169)	(6,621)	(43,790)	(28,772)	(19,374)	(48,146)
Net unrealized (losses) gains arising during the period	(26,004)	(24)	(26,028)	12,832	4,143	16,975
Amounts reclassified from AOCI	(1,649)	—	(1,649)	(3,010)	—	(3,010)
Changes, net of taxes	(27,653)	(24)	(27,677)	9,822	4,143	13,965
Ending balance	$(64,822)	$(6,645)	$(71,467)	$(18,950)	$(15,231)	$(34,181)

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

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,
	2018			2017
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized (losses) gains arising during the period	$(12,342)	$3,649	$(8,693)	$13,420	$(5,643)	$7,777
Net realized gains reclassified into net income (1)	(210)	62	(148)	(2,720)	1,144	(1,576)
Net change	(12,552)	3,711	(8,841)	10,700	(4,499)	6,201
Foreign currency translation adjustments:
Net unrealized (losses) gains arising during the period	(6,822)	—	(6,822)	3,136	—	3,136
Net change	(6,822)	—	(6,822)	3,136	—	3,136
Other comprehensive (loss) income	$(19,374)	$3,711	$(15,663)	$13,836	$(4,499)	$9,337

($ in thousands)	Six Months Ended June 30,
	2018			2017
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized (losses) gains arising during the period	$(36,919)	$10,915	$(26,004)	$22,141	$(9,309)	$12,832
Net realized gains reclassified into net income (1)	(2,339)	690	(1,649)	(5,194)	2,184	(3,010)
Net change	(39,258)	11,605	(27,653)	16,947	(7,125)	9,822
Foreign currency translation adjustments:
Net unrealized (losses) gains arising during the period	(24)	—	(24)	4,143	—	4,143
Net change	(24)	—	(24)	4,143	—	4,143
Other comprehensive (loss) income	$(39,282)	$11,605	$(27,677)	$21,090	$(7,125)	$13,965

(1)	For the three and six months ended June 30, 2018 and 2017, pre-tax amounts were reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statement of Income.

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

Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of certain operating and administrative costs and the provision for credit losses. Net interest income is allocated based on the Company’s internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense directly attributable to a segment is assigned to the related business segment. Indirect costs, including technology-related costs and corporate overhead, are allocated based on that segment’s estimated usage using factors, including but not limited to, full-time equivalent employees, net interest margin, and loan and deposit volume. The provision for credit losses is based on charge-offs for the period as well as an allocation of the remaining consolidated provision expense based on the average loan balances for each segment during the period.

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

In reporting segment income after taxes prior to the fourth quarter of 2017, the Company applied the consolidated effective tax rate to all of its business segments, and allocated the amortization of tax credit and other investments, along with the tax benefit, from the Other segment to the Retail Banking and Commercial Banking segments. In the fourth quarter of 2017, the Company changed its methodology to measure the after-tax income of the Retail Banking and Commercial Banking segments using the applicable statutory tax rates, with the Other segment receiving the residual tax expense or benefit to arrive at the consolidated effective tax rate. With this change, the amortization of tax credit and other investments, as well as with the tax benefit, which had previously been allocated to each segment, are now only allocated to the Other segment. The Company has also allocated indirect costs to noninterest expense by segment for management reporting. In addition, operating segment income, which had previously been presented on a before-tax basis only, has been revised to be presented on both a before and an after-tax basis.

Changes in the Company’s management structure and allocation or reporting methodologies may result in changes in the measurement of operating segment results. For comparability, results for prior year periods are generally reclassified for such changes, unless it is deemed not practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2018
Interest income	$110,808	$261,567	$27,936	$400,311
Charge for funds used	(56,915)	(126,782)	(16,674)	(200,371)
Interest spread on funds used	53,893	134,785	11,262	199,940
Interest expense	(31,991)	(11,635)	(15,006)	(58,632)
Credit on funds provided	158,446	30,728	11,197	200,371
Interest spread on funds provided (used)	126,455	19,093	(3,809)	141,739
Net interest income before provision for credit losses	$180,348	$153,878	$7,453	$341,679
Provision for credit losses	$3,414	$12,122	$—	$15,536
Noninterest income	$14,585	$30,744	$2,939	$48,268
Noninterest expense	$86,144	$56,706	$34,569	$177,419
Segment income (loss) before income taxes	$105,375	$115,794	$(24,177)	$196,992
Segment income after income taxes	$75,496	$83,210	$13,643	$172,349
As of June 30, 2018:
Segment assets	$9,816,103	$22,199,992	$6,056,859	$38,072,954

($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2017
Interest income	$88,752	$205,873	$28,150	$322,775
Charge for funds used	(33,139)	(77,750)	(14,517)	(125,406)
Interest spread on funds used	55,613	128,123	13,633	197,369
Interest expense	(18,377)	(5,184)	(9,123)	(32,684)
Credit on funds provided	106,094	12,623	6,689	125,406
Interest spread on funds provided (used)	87,717	7,439	(2,434)	92,722
Net interest income before (reversal of) provision for credit losses	$143,330	$135,562	$11,199	$290,091
(Reversal of) provision for credit losses	$(664)	$11,349	$—	$10,685
Noninterest income	$13,641	$26,584	$7,019	$47,244
Noninterest expense	$79,950	$44,551	$44,464	$168,965
Segment income (loss) before income taxes	$77,685	$106,246	$(26,246)	$157,685
Segment income after income taxes	$45,679	$62,766	$9,885	$118,330
As of June 30, 2017:
Segment assets	$8,438,706	$20,456,579	$7,022,332	$35,917,617

($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2018
Interest income	$215,518	$501,144	$55,522	$772,184
Charge for funds used	(106,188)	(238,148)	(35,001)	(379,337)
Interest spread on funds used	109,330	262,996	20,521	392,847
Interest expense	(56,931)	(20,814)	(26,067)	(103,812)
Credit on funds provided	303,897	56,176	19,264	379,337
Interest spread on funds provided (used)	246,966	35,362	(6,803)	275,525
Net interest income before provision for credit losses	$356,296	$298,358	$13,718	$668,372
Provision for credit losses	$6,507	$29,247	$—	$35,754
Noninterest income	$59,033	$58,182	$5,497	$122,712
Noninterest expense	$168,112	$121,726	$56,716	$346,554
Segment income (loss) before income taxes	$240,710	$205,567	$(37,501)	$408,776
Segment income after income taxes	$172,464	$147,572	$39,345	$359,381
As of June 30, 2018:
Segment assets	$9,816,103	$22,199,992	$6,056,859	$38,072,954

($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2017
Interest income	$169,777	$398,292	$57,375	$625,444
Charge for funds used	(60,877)	(142,259)	(42,684)	(245,820)
Interest spread on funds used	108,900	256,033	14,691	379,624
Interest expense	(34,560)	(10,282)	(18,389)	(63,231)
Credit on funds provided	208,640	24,666	12,514	245,820
Interest spread on funds provided (used)	174,080	14,384	(5,875)	182,589
Net interest income before (reversal of) provision for credit losses	$282,980	$270,417	$8,816	$562,213
(Reversal of) provision for credit losses	$(286)	$18,039	$—	$17,753
Noninterest income	$27,205	$52,318	$83,549	$163,072
Noninterest expense	$152,794	$98,924	$70,125	$321,843
Segment income before income taxes	$157,677	$205,772	$22,240	$385,689
Segment income after income taxes	$92,714	$121,562	$73,790	$288,066
As of June 30, 2017:
Segment assets	$8,438,706	$20,456,579	$7,022,332	$35,917,617

Note 17 — Subsequent Events

On July 19, 2018, the Company’s Board of Directors declared third quarter 2018 cash dividends on the Company’s common stock. The common stock cash dividend of $0.23 per share is payable on August 15, 2018 to stockholders of record as of August 1, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “we”), and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report, and the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2018 (the “Company’s 2017 Form 10-K”).

Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial services needs of the Chinese-American community. The Bank operates both in the United States (“U.S.”) and Greater China. As of June 30, 2018, East West had $38.07 billion in assets and approximately 3,000 full-time equivalent employees.

The Company’s vision is to serve as the financial bridge between the U.S. and Greater China. The Company’s primary strategy to achieve this vision is to expand its global network of contacts and resources to better meet its customers’ diverse financial needs in and between the world’s two largest markets. This focus guides our decision-making across every aspect of our operations: the products we develop, the expertise we cultivate and the infrastructure we build to help our customers conduct business. By offering a full range of cross-border products and services, and with over 130 locations in the U.S. and Greater China, the Company continues to seek attractive opportunities for growth in executing its cross-border banking strategy.

The Company is committed to enhancing long-term shareholder value by executing on the fundamentals of growing loans, deposits and revenue, improving profitability, and investing for the future while managing risk, expenses and capital. Our business model is built on customer loyalty and engagement, understanding of our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. The Company’s approach is concentrated on seeking out and deepening client relationships that meet our risk/return measures. We expect our relationship-focused business model to continue to generate organic growth and to expand our targeted customer bases. On an ongoing basis, we invest in technology related to critical business infrastructure and streamlining of core processes, in the context of maintaining appropriate expense management. Our risk management activities are focused on ensuring that the Company identifies and manages risks to maintain safety and soundness while maximizing profitability.

Financial Highlights

The Company delivered solid results in the second quarter of 2018 in terms of growth and profitability. Our return on average assets reached 1.84% and 1.93% for the three and six months ended June 30, 2018, respectively, and our return on average equity reached 17.02% and 18.15% for the three and six months ended June 30, 2018, respectively, supporting organic balance sheet growth, capital ratio expansion, and an increase to our common stock dividend. As our profitability and revenue grow, we continue to invest in the Bank. Our ongoing investment initiatives include adding talent throughout the organization, enhancing our customers’ experience, and strengthening our risk management infrastructure.

Earnings Performance

($ in thousands, except per share data)	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	% Change		2018	2017	% Change
Interest and dividend income	$400,311	$322,775	24%		$772,184	$625,444	23%
Interest expense	58,632	32,684	79%		103,812	63,231	64%
Net interest income before provision for credit losses	341,679	290,091	18%		668,372	562,213	19%
Noninterest income	48,268	47,244	2%		122,712	163,072	(25)%
Revenue	389,947	337,335	16%		791,084	725,285	9%
Provision for credit losses	15,536	10,685	45%		35,754	17,753	101%
Noninterest expense	177,419	168,965	5%		346,554	321,843	8%
Income tax expense	24,643	39,355	(37)%		49,395	97,623	(49)%
Net income	$172,349	$118,330	46%		$359,381	$288,066	25%
Diluted EPS	$1.18	$0.81	45%		$2.46	$1.98	25%
Annualized return on average assets	1.84%	1.36%	48	bps	1.93%	1.66%	27	bps
Annualized return on average equity	17.02%	13.05%	397	bps	18.15%	16.29%	186	bps

On November 11, 2017, the Bank entered into a Purchase and Assumption Agreement to sell all of its eight Desert Community Bank (“DCB”) branches located in the High Desert area of Southern California, and related assets and liability to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. The sale of the Bank’s DCB branches was completed on March 17, 2018. The assets and liability of the DCB branches that were sold in this transaction primarily included $613.7 million of deposits, $59.1 million of loans, $9.0 million of cash and cash equivalents and $7.9 million of premises and equipment. The transaction resulted in a net cash payment of $499.9 million by the Company to Flagstar Bank. After transaction costs, the sale resulted in a pre-tax gain of $31.5 million for the six months ended June 30, 2018, which was reported as Net gain on sale of business as part of Noninterest Income on the Consolidated Statement of Income. The impact on diluted earnings per share (“EPS”) from the sale of the DCB branches for the six months ended June 30, 2018, was $0.15 per share, net of tax.

Noteworthy items about the Company’s performance for the three and six months ended June 30, 2018 included:

•
Net income totaled $172.3 million for the three months ended June 30, 2018, an increase of $54.0 million or 46%, compared to the same period in 2017. Net income totaled $359.4 million for the six months ended June 30, 2018, an increase of $71.3 million or 25%, compared to the same period in 2017.

•
Diluted EPS was $1.18 for the three months ended June 30, 2018, an increase of $0.37 or 45%, compared to the same period in 2017. Diluted EPS was $2.46 for the six months ended June 30, 2018, an increase of $0.48 or 25%, compared to the same period in 2017. Excluding the impact of the after-tax gains on the sales of the DCB branches and the commercial property in San Francisco, California recognized during the first quarter of 2018 and 2017, respectively, non-Generally Accepted Accounting Principles (“non-GAAP”) diluted EPS was $2.31 and $1.70 for the six months ended June 30, 2018 and 2017, respectively, an increase of $0.61 or 36% period-over-period. (See reconciliations of non-GAAP measures used below under Item 2 — Management Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures.)

•
Revenue, or the sum of net interest income before provision for credit losses and noninterest income, increased $52.6 million or 16% to $389.9 million for the three months ended June 30, 2018, compared to the same period in 2017, and increased $65.8 million or 9% to $791.1 million for the six months ended June 30, 2018, compared to the same period in 2017.

•
Net interest income increased $51.6 million or 18% to $341.7 million for the three months ended June 30, 2018, compared to the same period in 2017, and increased $106.2 million or 19% to $668.4 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily reflecting loan growth and the positive impact of higher interest rates on the Company’s interest-sensitive balance sheet, partially offset by increases in deposit costs.

•
Net interest margin of 3.83% for the three months ended June 30, 2018, expanded by 34 basis points compared to 3.49% for the same period in 2017. For the six months ended June 30, 2018, net interest margin expanded by 37 basis points to 3.78% from 3.41% for the same period in 2017. The average loan yield of 4.95% for the three months ended June 30, 2018 increased 55 basis points from 4.40% for the same period in 2017, while the cost of deposits of 0.64% for the three months ended June 30, 2018 increased 28 basis points from 0.36% for the same period in 2017. The average loan yield of 4.82% for the six months ended June 30, 2018 increased 50 basis points from 4.32% for the same period in 2017, while the cost of deposits of 0.56% for the six months ended June 30, 2018 increased 22 basis points from 0.34% for the same period in 2017.

•
Provision for credit losses increased $4.9 million or 45% to $15.5 million for the three months ended June 30, 2018, compared to the same period in 2017. The provision for credit losses increased $18.0 million or 101% to $35.8 million for the six months ended June 30, 2018, compared to the same period in 2017.

•
Noninterest income increased $1.0 million or 2% to $48.3 million for the three months ended June 30, 2018, compared to the same period in 2017. Noninterest income decreased $40.4 million or 25% to $122.7 million for the six months ended June 30, 2018, compared to the same period in 2017. Noninterest income for the six months ended June 30, 2018 included the nonrecurring $31.5 million pre-tax gain on the sale of the DCB branches, and noninterest income for the six months ended June 30, 2017 included a nonrecurring $71.7 million of pre-tax gain recognized from the sale of a commercial property in California.

•
Noninterest expense increased $8.5 million or 5% to $177.4 million for the three months ended June 30, 2018, compared to the same period in 2017. Noninterest expense increased $24.7 million or 8% to $346.6 million for the six months ended June 30, 2018, compared to the same period in 2017.

•
Income tax expense decreased by $14.7 million or 37% to $24.6 million for the three months ended June 30, 2018, compared to the same period in 2017, and by $48.2 million or 49% for the six months ended June 30, 2018, compared to the same period in 2017. The decreases for both periods were primarily due to the impacts of the Tax Cuts and Jobs Act (the “Tax Act”).

•
Strong returns on average assets and average equity during the three and six months ended June 30, 2018 reflected the Company’s ability to expand profitability while growing the loan and deposit base. Return on average assets increased 48 and 27 basis points to 1.84% and 1.93% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Return on average equity increased 397 and 186 basis points to 17.02% and 18.15% for the three and six months ended June 30, 2018, respectively, compared to 13.05% and 16.29%, respectively, for the same periods in 2017.

•
Excluding the impact of the after-tax gains on the sales of the DCB branches and commercial property recognized during the six months ended June 30, 2018 and 2017, respectively, non-GAAP return on average assets was 1.81% for the six months ended June 30, 2018, a 39 basis point increase from the same period in 2017, while non-GAAP return on average equity was 17.03% for the six months ended June 30, 2018, a 309 basis point increase from the same period in 2017. (See reconciliations of non-GAAP measures used below under Item 2. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures.)

Balance Sheet and Liquidity

The Company experienced growth of total assets of $922.7 million or 2% to $38.07 billion as of June 30, 2018, compared to $37.15 billion as of December 31, 2017. This increase predominantly reflected loan growth, followed by higher cash and cash equivalents, partially offset by a decrease in available-for-sale investment securities.

Gross loans held-for-investment increased $1.25 billion or 4% to $30.23 billion as of June 30, 2018, compared to $28.98 billion as of December 31, 2017. Loan growth was led by single-family residential loans, followed by commercial and industrial (“C&I”) loans. The allowance for loan losses was $301.6 million or 1.00% of loans held-for-investment as of June 30, 2018, compared to $287.1 million or 0.99% of loans held-for-investment as of December 31, 2017.

Deposits increased $1.16 billion or 4% to $32.78 billion as of June 30, 2018, compared to $31.62 billion as of December 31, 2017, primarily due to an increase in time deposits, partially offset by a decrease in money market deposits.

Capital

The Company’s financial performance for the six months ended June 30, 2018 resulted in strong capital generation, which increased total stockholders’ equity by $272.3 million or 7% to $4.11 billion as of June 30, 2018, compared to December 31, 2017. The Company returned $29.3 million and $58.6 million in cash dividends to our stockholders during the three and six months ended June 30, 2018, respectively, compared to $29.2 million and $58.4 million during the same periods in 2017. Book value per common share increased 7% to $28.39 as of June 30, 2018, compared to $26.58 as of December 31, 2017.

From a capital management perspective, the Company continued to maintain a strong capital position with its Common Equity Tier 1 (“CET1”) capital ratio at 12.2% as of June 30, 2018, compared to 11.4% as of December 31, 2017. The total risk-based capital ratio was 13.7% and 12.9% as of June 30, 2018 and December 31, 2017, respectively. The Tier 1 leverage capital ratio was 10.0% as of June 30, 2018, compared to 9.2% as of December 31, 2017.

Results of Operations

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income earned on interest-earning assets less interest expense on interest-bearing liabilities. Net interest margin is calculated by dividing the net interest income by average interest-earning assets. Net interest income and net interest margin are impacted by several factors, including changes in average balances and composition of interest-earning assets and funding sources; market interest rate fluctuations and slope of the yield curve; repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities; volume of noninterest-bearing sources of funds; and asset quality.

Net interest income for the three months ended June 30, 2018 was $341.7 million, an increase of $51.6 million or 18%, compared to the same period in 2017. Net interest income for the six months ended June 30, 2018 was $668.4 million, an increase of $106.2 million or 19%, compared to the same period in 2017. The notable increases in net interest income for both the three and six months ended June 30, 2018, compared to the same periods in 2017, were primarily due to loan growth and the expansion of loan yields, partially offset by a higher cost of funds.

Net interest margin expanded by 34 and 37 basis points to 3.83% and 3.78% for the three and six months ended June 30, 2018, respectively, compared to 3.49% and 3.41% for the three and six months ended June 30, 2017, respectively. The increases reflect the benefit of higher interest rates on the Company’s asset-sensitive earning assets. For the three and six months ended June 30, 2018, the increase in average loan yield exceeded the increase in funding costs, compared to the same periods in 2017. The net interest margin was further supported by the Company’s deposit mix; the ratio of average noninterest-bearing demand deposits to total deposits for each of the three and six months ended June 30, 2018 and 2017 remained stable at 34%.

Average loan yield expanded by 55 and 50 basis points to 4.95% and 4.82% for the three and six months ended June 30, 2018, respectively, compared to 4.40% and 4.32% for the three and six months ended June 30, 2017, respectively. The increase in average loan yield was mainly attributable to the continued interest rate increases on the Bank’s variable rate loan portfolio.

Cost of funds increased 29 and 23 basis points to 0.71% and 0.64% for the three and six months ended June 30, 2018, respectively, compared to 0.42% and 0.41% for the three and six months ended June 30, 2017, respectively. The higher cost of funds was primarily due to increases in the cost of interest-bearing deposits by 42 and 34 basis points to 0.96% and 0.86% for the three and six months ended June 30, 2018, respectively, compared to 0.54% and 0.52% for the three and six months ended June 30, 2017, respectively.

For the three months ended June 30, 2018, average interest-earning assets increased $2.47 billion or 7% to $35.77 billion from $33.30 billion for the same period in 2017. This increase was primarily due to increases of $2.95 billion or 11% in average loans and $124.5 million or 6% in average interest-bearing cash and deposits with banks, partially offset by decreases of $373.1 million or 27% in average securities purchased under resale agreements (“resale agreements”) and $227.2 million or 8% in average investment securities. For the six months ended June 30, 2018, average interest-earning assets increased $2.44 billion or 7% to $35.64 billion from $33.20 billion for the same period in 2017. This increase was primarily due to increases of $3.03 billion or 11% in average loans and $384.5 million or 20% in average interest-bearing cash and deposits with banks, partially offset by decreases of $658.6 million or 39% in average resale agreements and $315.9 million or 10% in average investment securities.

Deposits are an important source of funding and impact both net interest income and net interest margin. Average deposits increased $2.18 billion or 7% to $32.37 billion for the three months ended June 30, 2018, compared to $30.20 billion for the same period in 2017. The average loans to average deposits ratio increased to 92% for the three months ended June 30, 2018 from 88% for the same period in 2017. Average deposits increased $2.38 billion or 8% to $32.33 billion for the six months ended June 30, 2018, compared to $29.96 billion for the same period in 2017. The average loans to average deposits ratio increased to 91% for the six months ended June 30, 2018 from 88% for the same period in 2017.

Other sources of funding primarily include Federal Home Loan Bank (“FHLB”) advances, long-term debt and securities sold under repurchase agreements (“repurchase agreements”).

The Company utilizes various tools to manage interest rate risk. Refer to Item 2. MD&A — Asset Liability and Market Risk Management — Interest Rate Risk Management.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the three months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,
	2018				2017
	Average Balance	Interest		Average Yield/ Rate (1)	Average Balance	Interest		Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,316,194	$11,715		2.03%	$2,191,730	$7,552		1.38%
Resale agreements (2)	996,154	7,182		2.89%	1,369,231	7,853		2.30%
Investment securities (3)	2,735,023	15,059	(4)	2.21%	2,962,201	13,861	(4)	1.88%
Loans (5)	29,646,766	365,555	(6)	4.95%	26,698,787	293,039	(6)	4.40%
Restricted equity securities	73,671	800		4.36%	73,063	470		2.58%
Total interest-earning assets	35,767,808	400,311		4.49%	33,295,012	322,775		3.89%
Noninterest-earning assets:
Cash and due from banks	432,401				386,213
Allowance for loan losses	(292,645)				(264,869)
Other assets	1,661,331				1,578,579
Total assets	$37,568,895				$34,994,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$4,387,479	$8,416		0.77%	$3,872,347	$4,183		0.43%
Money market deposits	7,880,601	18,805		0.96%	7,964,286	10,145		0.51%
Savings deposits	2,214,793	2,035		0.37%	2,295,299	1,386		0.24%
Time deposits	6,907,174	22,009		1.28%	5,871,236	11,331		0.77%
Federal funds purchased and other short-term borrowings	11,695	124		4.25%	37,609	252		2.69%
FHLB advances	324,665	2,552		3.15%	322,410	1,761		2.19%
Repurchase agreements (2)	50,000	3,042		24.40%	117,582	2,273		7.75%
Long-term debt	161,727	1,649		4.09%	181,355	1,353		2.99%
Total interest-bearing liabilities	21,938,134	58,632		1.07%	20,662,124	32,684		0.63%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	10,984,950				10,195,755
Accrued expenses and other liabilities	583,500				499,361
Stockholders’ equity	4,062,311				3,637,695
Total liabilities and stockholders’ equity	$37,568,895				$34,994,935
Interest rate spread				3.42%				3.26%
Net interest income and net interest margin		$341,679		3.83%		$290,091		3.49%

(1)	Annualized.

(2)
Average balances of resale and repurchase agreements are reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of net premiums on investment securities of $3.3 million and $5.5 million for the three months ended June 30, 2018 and 2017, respectively.

(5)	Average balances include nonperforming loans and loans held-for-sale.

(6)
Includes net deferred loan fees, accretion of ASC 310-30 discounts and amortization of premiums, which totaled $11.2 million and $9.0 million for the three months ended June 30, 2018 and 2017, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the six months ended June 30, 2018 and 2017:

($ in thousands)	Six Months Ended June 30,
	2018				2017
	Average Balance	Interest		Average Yield/ Rate (1)	Average Balance	Interest		Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,319,962	$22,660		1.97%	$1,935,455	$12,668		1.32%
Resale agreements (2)	1,022,928	14,116		2.78%	1,681,492	17,321		2.08%
Investment securities (3)	2,794,350	30,515	(4)	2.20%	3,110,280	29,108	(4)	1.89%
Loans (5)	29,430,537	703,459	(6)	4.82%	26,403,545	565,100	(6)	4.32%
Restricted equity securities	73,661	1,434		3.93%	73,857	1,247		3.40%
Total interest-earning assets	35,641,438	772,184		4.37%	33,204,629	625,444		3.80%
Noninterest-earning assets:
Cash and due from banks	437,848				387,306
Allowance for loan losses	(289,259)				(264,415)
Other assets	1,685,488				1,634,148
Total assets	$37,475,515				$34,961,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits (7)	$4,473,111	$15,143		0.68%	$3,736,334	$7,770		0.42%
Money market deposits (7)	8,075,796	34,645		0.87%	7,953,618	18,581		0.47%
Savings deposits (7)	2,332,966	4,056		0.35%	2,289,739	2,715		0.24%
Time deposits (7)	6,315,194	36,557		1.17%	5,821,587	21,651		0.75%
Federal funds purchased and other short-term borrowings	6,314	131		4.18%	46,420	665		2.89%
FHLB advances	329,367	4,812		2.95%	460,804	3,791		1.66%
Repurchase agreements (2)	50,000	5,348		21.57%	231,492	5,416		4.72%
Long-term debt	164,179	3,120		3.83%	183,810	2,642		2.90%
Total interest-bearing liabilities	21,746,927	103,812		0.96%	20,723,804	63,231		0.62%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits (7)	11,136,389				10,154,195
Accrued expenses and other liabilities	599,195				517,725
Stockholders’ equity	3,993,004				3,565,944
Total liabilities and stockholders’ equity	$37,475,515				$34,961,668
Interest rate spread				3.41%				3.18%
Net interest income and net interest margin		$668,372		3.78%		$562,213		3.41%

(1)	Annualized.

(2)	Average balances of resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of net premiums on investment securities of $8.2 million and $11.1 million for the six months ended June 30, 2018 and 2017, respectively.

(5)	Average balances include nonperforming loans and loans held-for-sale.

(6)
Includes net deferred loan fees, accretion of ASC 310-30 discounts and amortization of premiums, which totaled $19.4 million and $14.6 million for the six months ended June 30, 2018 and 2017, respectively.

(7)	Average balance of deposits for the six months ended June 30, 2018 includes average deposits held-for-sale related to the sale of the DCB branches.

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

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,163	$451	$3,712	$9,992	$2,873	$7,119
Resale agreements	(671)	(2,423)	1,752	(3,205)	(8,018)	4,813
Investment securities	1,198	(1,120)	2,318	1,407	(3,143)	4,550
Loans	72,516	34,242	38,274	138,359	68,533	69,826
Restricted equity securities	330	4	326	187	(3)	190
Total interest and dividend income	$77,536	$31,154	$46,382	$146,740	$60,242	$86,498
Interest-bearing liabilities:
Checking deposits	$4,233	$620	$3,613	$7,373	$1,762	$5,611
Money market deposits	8,660	(108)	8,768	16,064	290	15,774
Savings deposits	649	(50)	699	1,341	52	1,289
Time deposits	10,678	2,277	8,401	14,906	1,971	12,935
Federal funds purchased and other short-term borrowings	(128)	(228)	100	(534)	(744)	210
FHLB advances	791	12	779	1,021	(1,307)	2,328
Repurchase agreements	769	(1,899)	2,668	(68)	(6,976)	6,908
Long-term debt	296	(159)	455	478	(305)	783
Total interest expense	$25,948	$465	$25,483	$40,581	$(5,257)	$45,838
Change in net interest income	$51,588	$30,689	$20,899	$106,159	$65,499	$40,660

Noninterest Income

The following table presents the components of noninterest income for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Branch fees	$10,140	$10,321	(2)%	$20,570	$20,245	2%
Letters of credit fees and foreign exchange income	15,673	12,365	27%	25,275	23,806	6%
Ancillary loan fees and other income	5,841	5,907	(1)%	11,422	10,889	5%
Wealth management fees	4,501	3,381	33%	7,454	7,716	(3)%
Derivative fees and other income	6,570	3,765	75%	13,260	6,271	111%
Net gains on sales of loans	2,354	1,546	52%	3,936	4,300	(8)%
Net gains on sales of available-for-sale investment securities	210	2,720	(92)%	2,339	5,194	(55)%
Net gains on sales of fixed assets	1,114	1,042	7%	2,200	73,049	(97)%
Net gain on sale of business	—	—	—%	31,470	—	100%
Other fees and operating income	1,865	6,197	(70)%	4,786	11,602	(59)%
Total noninterest income	$48,268	$47,244	2%	$122,712	$163,072	(25)%

Noninterest income increased $1.0 million or 2% to $48.3 million for the three months ended June 30, 2018, compared to $47.2 million for the same period in 2017. This increase was primarily attributable to increases in letters of credit fees and foreign exchange income, and derivative fees and other income, partially offset by decreases in other fees and operating income, and net gains on sales of available-for-sales investment securities during the three months ended June 30, 2018. The $3.3 million increase in letters of credit fees and foreign exchange income was mainly due to mark-to-market revaluations for foreign exchange balance sheet items, partially offset by decreases in foreign exchange derivative gains, while the $2.8 million increase in derivative fees and other income was primarily due to an increase in interest rate swap income. The $4.3 million decrease in other fees and operating income for the three months ended June 30, 2018 was mainly due to a decrease in other investment dividend income, a decrease in rental income following the sale of the commercial property in California during the first quarter of 2017, and a decrease in insurance commission income following the sale of the Company’s insurance brokerage business - East West Insurance Services, Inc. during the third quarter of 2017.

Noninterest income decreased $40.4 million or 25% to $122.7 million for the six months ended June 30, 2018, compared to $163.1 million for the same period in 2017. This decrease was primarily attributable to decreases in net gains on sales of fixed assets, and other fees and operating income, partially offset by increases in net gain on sale of business, and derivative fees and other income during the six months ended June 30, 2018. The decrease in net gains on sales of fixed assets was primarily due to the $71.7 million pre-tax gain recognized during the six months ended June 30, 2017 from the sale of a commercial property in California. The $6.8 million decrease in other fees and operating income during the six months ended June 30, 2018 was mainly attributable to decreases in rental income, other investment dividend income and insurance commission income as discussed in the paragraph above. Net gain on sale of business of $31.5 million for the six months ended June 30, 2018, was related to the sale of the Bank’s eight DCB branches, which was completed in March 2018, as discussed in detail in MD&A — Overview. Derivative fees and other income increased $7.0 million to $13.3 million for the six months ended June 30, 2018, compared to $6.3 million for the same period in 2017, as a result of an increase in interest rate swap income.

Noninterest Expense

The following table presents the components of noninterest expense for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Compensation and employee benefits	$93,865	$80,744	16%	$189,099	$165,347	14%
Occupancy and equipment expense	16,707	15,554	7%	33,587	31,194	8%
Deposit insurance premiums and regulatory assessments	5,832	5,779	1%	12,105	11,708	3%
Legal expense	2,837	2,552	11%	5,092	5,614	(9)%
Data processing	3,327	3,058	9%	6,728	6,005	12%
Consulting expense	5,120	4,769	7%	7,472	6,688	12%
Deposit related expenses	2,922	2,505	17%	5,601	4,870	15%
Computer software expense	5,549	5,462	2%	10,603	9,430	12%
Other operating expense	20,779	20,670	1%	38,386	38,755	(1)%
Amortization of tax credit and other investments	20,481	27,872	(27)%	37,881	42,232	(10)%
Total noninterest expense	$177,419	$168,965	5%	$346,554	$321,843	8%

Noninterest expense totaled $177.4 million for the three months ended June 30, 2018, an increase of $8.5 million or 5%, compared to $169.0 million for the same period in 2017. Noninterest expense totaled $346.6 million for the six months ended June 30, 2018, an increase of $24.7 million or 8%, compared to $321.8 million for the same period in 2017. The increases in noninterest expense for both the three and six months ended June 30, 2018, compared to the same periods in 2017, were primarily attributable to increases in compensation and employee benefits, partially offset by a decrease in amortization of tax credit and other investments.

Compensation and employee benefits increased $13.1 million or 16% to $93.9 million for the three months ended June 30, 2018, compared to $80.7 million for the same period in 2017, and increased $23.8 million or 14% to $189.1 million for the six months ended June 30, 2018, compared to $165.3 million for the same period in 2017. The increases for both the three and six months ended June 30, 2018 were primarily attributable to increases in headcount, average salaries and incentive compensation expenses to support the Company’s growing business.

Amortization of tax credit and other investments decreased $7.4 million or 27% to $20.5 million for the three months ended June 30, 2018, compared to $27.9 million for the same period in 2017, and decreased $4.4 million or 10% to $37.9 million for the six months ended June 30, 2018, compared to $42.2 million for the same period in 2017. These decreases for the three and six months ended June 30, 2018, compared to the same periods in 2017 were primarily due to a reduction in solar and historic tax credit investments.

Income Taxes

The following table presents the effective tax rate calculations for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Income before income taxes	$196,992	$157,685	25%	$408,776	$385,689	6%
Income tax expense	$24,643	$39,355	(37)%	$49,395	$97,623	(49)%
Effective tax rate	12.5%	25.0%	(50)%	12.1%	25.3%	(52)%

The lower effective tax rates of 12.5% and 12.1% for the three and six months ended June 30, 2018, compared to 25.0% and 25.3% for the same periods in 2017, were mainly due to the enactment of the Tax Act that was signed into law in December 2017. The Tax Act, among other things, lowered the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, resulting in decreases in the effective tax rates for the three and six months ended June 30, 2018. For additional details regarding the Tax Act, see Note 12 — Income Taxes to the Consolidated Financial Statements of the Company’s 2017 Form 10-K. The lower effective tax rate for the six months ended June 30, 2018 was also due to a $3.9 million reversal of state tax payable during the same period.

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

In reporting segment income after taxes prior to the fourth quarter of 2017, the Company applied the consolidated effective tax rate to all of its business segments, and allocated the amortization of tax credit and other investments, along with the tax benefit, from the Other segment to the Retail Banking and Commercial Banking segments. In the fourth quarter of 2017, the Company changed its methodology to measure the after-tax income of the Retail Banking and Commercial Banking segments using the applicable statutory tax rates, with the Other segment receiving the residual tax expense or benefit to arrive at the consolidated effective tax rate. With this change, the amortization of tax credit and other investments, as well as with the tax benefit, which had previously been allocated to each segment, are now only allocated to the Other segment. The Company has also allocated indirect costs to noninterest expense by segment for management reporting. In addition, operating segment income, which had previously been presented on a before-tax basis only, has been revised to be presented on both a before and an after-tax basis.

Changes in the Company’s management structure and allocation or reporting methodologies may result in changes in the measurement of operating segment results. For comparability, results for prior year periods are generally reclassified for such changes unless it is deemed not practicable to do so.

Note 16 — Business Segments to the Consolidated Financial Statements describes the Company’s segment reporting methodology and the business activities of each business segment, and presents financial results of these business segments for the three and six months ended June 30, 2018 and 2017.

The following tables present the selected segment information for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30, 2018
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$180,348	$153,878	$7,453	$341,679
Noninterest income	$14,585	$30,744	$2,939	$48,268
Noninterest expense	$86,144	$56,706	$34,569	$177,419
Segment income (loss) before income taxes	$105,375	$115,794	$(24,177)	$196,992
Segment income after income taxes	$75,496	$83,210	$13,643	$172,349

($ in thousands)	Three Months Ended June 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$143,330	$135,562	$11,199	$290,091
Noninterest income	$13,641	$26,584	$7,019	$47,244
Noninterest expense	$79,950	$44,551	$44,464	$168,965
Segment income (loss) before income taxes	$77,685	$106,246	$(26,246)	$157,685
Segment income after income taxes	$45,679	$62,766	$9,885	$118,330

($ in thousands)	Six Months Ended June 30, 2018
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$356,296	$298,358	$13,718	$668,372
Noninterest income	$59,033	$58,182	$5,497	$122,712
Noninterest expense	$168,112	$121,726	$56,716	$346,554
Segment income (loss) before income taxes	$240,710	$205,567	$(37,501)	$408,776
Segment income after income taxes	$172,464	$147,572	$39,345	$359,381

($ in thousands)	Six Months Ended June 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$282,980	$270,417	$8,816	$562,213
Noninterest income	$27,205	$52,318	$83,549	$163,072
Noninterest expense	$152,794	$98,924	$70,125	$321,843
Segment income before income taxes	$157,677	$205,772	$22,240	$385,689
Segment income after income taxes	$92,714	$121,562	$73,790	$288,066

Retail Banking

The Retail Banking segment reported segment net income of $75.5 million and $172.5 million for the three and six months ended June 30, 2018, respectively, compared to $45.7 million and $92.7 million, respectively, for the three and six months ended June 30, 2017. The increase of $29.8 million or 65% in net income for the three months ended June 30, 2018, compared to the same period in 2017, was primarily driven by an increase in segment income before income taxes and a decrease in income tax expense, which reflected the lower U.S. federal corporate income tax rate in 2018.

The Retail Banking segment reported segment income before income taxes of $105.4 million and $240.7 million for the three and six months ended June 30, 2018, respectively, compared to $77.7 million and $157.7 million, respectively, for the three and six months ended June 30, 2017. The increase of $27.7 million or 36% in income before income taxes for the three months ended June 30, 2018, compared to the same period in 2017, was primarily driven by an increase in net interest income, partially offset by increases in noninterest expense and provision for credit losses. The increase of $83.0 million or 53% in income before income taxes for the six months ended June 30, 2018, compared to the same period in 2017, was primarily driven by increases in net interest income and noninterest income, partially offset by increases in noninterest expense and provision for credit losses.

Net interest income for this segment increased $37.0 million or 26% to $180.3 million for the three months ended June 30, 2018, compared to $143.3 million for the same period in 2017. Net interest income increased $73.3 million or 26% to $356.3 million for the six months ended June 30, 2018, compared to $283.0 million for the same period in 2017. The increase in net interest income for the three and six months ended June 30, 2018, compared to the same periods in 2017, was primarily attributable to the growth in core deposits and higher interest income credits received by this segment under the Bank’s internal funds transfer pricing system as a result of interest rate increases.
Noninterest income increased $31.8 million or 117% to $59.0 million for the six months ended June 30, 2018, compared to $27.2 million for the same period in 2017. This increase reflected the $31.5 million pre-tax gain recognized from the sale of the Bank’s DCB branches as discussed in Item 2. MD&A — Overview.
Noninterest expense for this segment increased $6.2 million or 8% to $86.1 million for the three months ended June 30, 2018, compared to $80.0 million for the same period in 2017. Noninterest expense increased $15.3 million or 10% to $168.1 million for the six months ended June 30, 2018, compared to $152.8 million for the same period in 2017. The year-over-year increases for both the three and six months ended June 30, 2018 were primarily due to an increase in compensation expenses.
Commercial Banking

The Commercial Banking segment reported segment net income of $83.2 million and $147.6 million for the three and six months ended June 30, 2018, respectively, compared to $62.8 million and $121.6 million, respectively, for the three and six months ended June 30, 2017. The increase of $20.4 million or 33% in net income for the three months ended June 30, 2018, compared to the same period in 2017, was primarily driven by an increase in income before income taxes, and a decrease in income tax expense, which reflected the lower U.S. federal corporate income tax rate in 2018. The increase of $26.0 million or 21% in net income for the six months ended June 30, 2018, compared to the same period in 2017, was primarily driven by a decrease in income tax expense of $26.2 million or 31% as the result of a decrease in the segment’s effective tax rate.
The Commercial Banking segment reported segment income before income taxes of $115.8 million and $205.6 million for the three and six months ended June 30, 2018, respectively, compared to $106.2 million and $205.8 million, respectively, for the three and six months ended June 30, 2017. The increase of $9.5 million or 9% in income before income taxes for the three months ended June 30, 2018, compared to the same period in 2017, was primarily attributable to increases in net interest income and non-interest income, partially offset by an increase to noninterest expense.

Net interest income for this segment increased $18.3 million or 14% to $153.9 million for the three months ended June 30, 2018, compared to $135.6 million for the same period in 2017. Net interest income for this segment increased $27.9 million or 10% to $298.4 million for the six months ended June 30, 2018, compared to $270.4 million for the same period in 2017. The increases in net interest income for the three and six months ended June 30, 2018 were due to the growth in commercial loans and commercial core deposits, from which the segment receives interest income credits under the Bank’s internal funds transfer pricing system.
Noninterest income for this segment increased by $4.2 million, or 16%, to $30.7 million for the three months ended June 30, 2018, compared to $26.6 million for the same period in 2017. Noninterest income for this segment increased by $5.9 million or 11% to $58.2 million for the six months ended June 30, 2018, compared to $52.3 million for the same period in 2017. The increase in noninterest income for the three months ended June 30, 2018, compared to the same period in 2017, was primarily due to increases in derivative fees and foreign exchange income. The increase in noninterest income for the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to an increase in derivative fees, partially offset by a decrease in insurance commission fees, reflecting the sale of East West Insurance Services, Inc.’s insurance brokerage business in the third quarter of 2017, and a decrease in wealth management fees.
Noninterest expense for this segment increased by $12.2 million or 27% to $56.7 million for the three months ended June 30, 2018, compared to $44.6 million for the same period in 2017. Noninterest expense for this segment increased by $22.8 million or 23% to $121.7 million for the six months ended June 30, 2018, compared to $98.9 million for the same period in 2017. The year-over-year increases for both the three and six months ended June 30, 2018 was primarily due to increased compensation expenses.
Other

The Other segment reported segment net income of $13.6 million and $39.3 million for the three and six months ended June 30, 2018, respectively, compared to $9.9 million and $73.8 million, respectively, for the three and six months ended June 30, 2017. The increase of $3.8 million or 38% in net income for the three months ended June 30, 2018, compared to the same period in 2017, was primarily driven by a decrease in pre-tax loss and an increase in income tax benefit. The decrease of $34.4 million or 47% in net income for the six months ended June 30, 2018, compared to the same period in 2017, was primarily driven by a decrease in income before income taxes, partially offset by an increase in income tax benefit.

The Other segment reported segment loss before income taxes of $24.2 million and $26.2 million for the three months ended June 30, 2018 and 2017, respectively. The Other segment reported segment loss before income taxes of $37.5 million for the six months ended June 30, 2018, compared to segment income before income taxes of $22.2 million for the same period in 2017. The decrease of $2.1 million or 8% in segment loss before income taxes for the three months ended June 30, 2018, compared to the same period in 2017, was primarily due to a decrease in noninterest expense, partially offset by decreases in net interest income and noninterest income. The decrease of $59.7 million or 269% in segment income before income taxes for the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to a decrease in noninterest income, partially offset by a decrease in noninterest expense and an increase in net interest income.

Net interest income for this segment decreased $3.7 million or 33% to $7.5 million for the three months ended June 30, 2018, compared to $11.2 million for the same period in 2017. Net interest income for this segment increased $4.9 million or 56% to $13.7 million for the six months ended June 30, 2018, compared to $8.8 million for the same period in 2017. The Other segment includes the activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through internal funds transfer pricing credits and charges, which are included in net interest income. The decrease in net interest income for the three months ended June 30, 2018, compared to the same period in 2017, was primarily due to an increase in interest expense on borrowings and deposits. The increase in net interest income for the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to an increase in net interest income from loans, which resulted from the increases in charges to loans recorded in the Retail and Commercial Segments through company’s internal transfer pricing.

Noninterest income for this segment decreased $4.1 million or 58% to $2.9 million for the three months ended June 30, 2018, compared to $7.0 million for the same period in 2017. Noninterest income for this segment decreased $78.1 million or 93% to $5.5 million for the six months ended June 30, 2018, compared to $83.5 million for the same period in 2017. The decrease for the three months ended June 30, 2018 was primarily due to decreases in other investment dividend income, rental income and net gains on sales of available-for-sale investment securities, partially offset by an increase in foreign exchange income. The decrease in noninterest income for the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to the $71.7 million pre-tax gain recognized on the sale of the commercial property in California during the six months ended June 30, 2017, which did not recur in 2018.

Noninterest expense for this segment decreased $9.9 million or 22% to $34.6 million for the three months ended June 30, 2018, compared to $44.5 million for the same period in 2017. Noninterest expense for this segment decreased $13.4 million or 19% to $56.7 million for the six months ended June 30, 2018, compared to $70.1 million for the same period in 2017. The decreases in noninterest expense for the three and six months ended June 30, 2018, compared to the same periods in 2017, were primarily due to lower amortization of tax credits and other investments.

Balance Sheet Analysis

The following presents a discussion of the significant changes between June 30, 2018 and December 31, 2017:

Selected Consolidated Balance Sheet Data

($ in thousands)			Change
	June 30, 2018	December 31, 2017	$	%
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,297,471	$2,174,592	$122,879	6%
Interest-bearing deposits with banks	360,900	398,422	(37,522)	(9)%
Resale agreements	975,000	1,050,000	(75,000)	(7)%
Available-for-sale investment securities, at fair value	2,707,444	3,016,752	(309,308)	(10)%
Restricted equity securities, at cost	73,524	73,521	3	0%
Loans held-for-sale	14,658	85	14,573	NM
Loans held-for-investment (net of allowance for loan losses of $301,550 in 2018 and $287,128 in 2017)	29,928,829	28,688,590	1,240,239	4%
Investments in qualified affordable housing partnerships, net	152,556	162,824	(10,268)	(6)%
Investments in tax credit and other investments, net	242,595	224,551	18,044	8%
Premises and equipment	122,072	121,209	863	1%
Goodwill	465,547	469,433	(3,886)	(1)%
Branch assets held-for-sale	—	91,318	(91,318)	(100)%
Other assets	732,358	678,952	53,406	8%
TOTAL	$38,072,954	$37,150,249	$922,705	2%
LIABILITIES
Noninterest-bearing	$10,739,333	$10,887,306	$(147,973)	(1)%
Interest-bearing	22,036,799	20,727,757	1,309,042	6%
Total deposits	32,776,132	31,615,063	1,161,069	4%
Branch liability held-for-sale	—	605,111	(605,111)	(100)%
Short-term borrowings	58,523	—	58,523	100%
FHLB advances	325,020	323,891	1,129	0%
Repurchase agreements	50,000	50,000	—	—%
Long-term debt	161,704	171,577	(9,873)	(6)%
Accrued expenses and other liabilities	587,291	542,656	44,635	8%
Total liabilities	33,958,670	33,308,298	650,372	2%
STOCKHOLDERS’ EQUITY	4,114,284	3,841,951	272,333	7%
TOTAL	$38,072,954	$37,150,249	$922,705	2%

NM — Not Meaningful.

As of June 30, 2018, total assets were $38.07 billion, an increase of $922.7 million or 2% from December 31, 2017. The predominant area of asset growth was in loans, which was driven by strong increases in single-family residential and C&I loans, as well as higher cash and cash equivalents resulting from deposit growth and active liquidity management. These increases were partially offset by a decrease in available-for-sale investment securities due to sales, repayments, maturities and redemptions during the six months ended June 30, 2018, as well as a decrease in branch assets held-for-sale following the completion of the sale of the Bank’s DCB branches in March 2018.

As of June 30, 2018, total liabilities were $33.96 billion, an increase of $650.4 million or 2% from December 31, 2017, primarily due to an increase in deposits, which was largely driven by an increase in time deposits. The increase in deposits was partially offset by a decrease in branch liability held-for-sale following the completion of the sale of the Bank’s DCB branches in March 2018.

As of June 30, 2018, total stockholders’ equity was $4.11 billion, an increase of $272.3 million or 7% from December 31, 2017. This increase was primarily due to $359.4 million in net income, partially offset by $58.6 million of cash dividends declared on common stock.

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

Available-for-Sale Investment Securities

As of June 30, 2018 and December 31, 2017, the Company’s available-for-sale investment securities portfolio was primarily comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and foreign bonds. Investment securities classified as available-for-sale are carried at their fair value with the corresponding changes in fair value recorded in Accumulated other comprehensive loss, net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheet.

The following table presents the breakout of the amortized cost and fair value of available-for-sale investment securities by major categories as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$648,271	$629,270	$651,395	$640,280
U.S. government agency and U.S. government sponsored enterprise debt securities	244,688	240,042	206,815	203,392
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	1,310,720	1,273,684	1,528,217	1,509,228
Municipal securities	74,596	73,619	99,636	99,982
Non-agency residential mortgage-backed securities	8,004	7,835	9,136	9,117
Corporate debt securities	11,250	11,001	37,585	37,003
Foreign bonds	489,340	459,433	505,396	486,408
Asset-backed securities	12,604	12,560	—	—
Other securities (1)	—	—	31,887	31,342
Total available-for-sale investment securities	$2,799,473	$2,707,444	$3,070,067	$3,016,752

(1)
Other securities are comprised of mutual funds, which are equity securities with readily determinable fair value. Prior to the adoption of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, these securities were reported as available-for-sale investment securities with changes in fair value recorded through other comprehensive income. Upon adoption of ASU 2016-01, which became effective January 1, 2018, these securities were reclassified from Available-for-sale investment securities, at fair value to Investments in tax credit and other investments, net, with changes in fair value recorded through net income.

The fair value of the available-for-sale investment securities totaled $2.71 billion as of June 30, 2018, compared to $3.02 billion as of December 31, 2017. The decrease of $309.3 million or 10% was primarily attributable to the sales, repayments, maturities and redemptions of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities, corporate debt securities, and municipal securities. In addition, upon the adoption of ASU 2016-01 in the first quarter of 2018, the Company reclassified its equity securities that were previously categorized as “Other securities” in Available-for-sale investment securities, at fair value to Investment in tax credits and other investments, net. The decrease in available-for-sale investment securities was partially offset by purchases of U.S. government agency and U.S. government sponsored enterprise mortgage-backed and debt securities, and U.S. Treasury securities.

The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in Other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. As of June 30, 2018, the Company’s net unrealized losses on available-for-sale investment securities were $92.0 million, compared to $53.3 million as of December 31, 2017. The increase in net unrealized losses was primarily attributed to an increase in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $94.2 million as of June 30, 2018, compared to $58.3 million as of December 31, 2017. As of June 30, 2018, the Company had no intention to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. No other-than-temporary impairment loss was recognized for each of the three and six months ended June 30, 2018 and 2017. For a complete discussion and disclosure, see Note 4 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 6 — Securities to the Consolidated Financial Statements.

As of June 30, 2018 and December 31, 2017, available-for-sale investment securities with fair value of $436.8 million and $534.3 million, respectively, were primarily pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

The following table presents the weighted-average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s investment securities as of June 30, 2018 and December 31, 2017. Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay the obligations. In addition, such factors as prepayments and interest rate changes may affect the yields on the carrying value of mortgage-backed securities.

($ in thousands)	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
Available-for-sale investment securities:
U.S. Treasury securities:
Maturing in one year or less	$120,313	$119,529	1.10%	$120,233	$119,844	1.01%
Maturing after one year through five years	527,958	509,741	1.69%	531,162	520,436	1.55%
Total	648,271	629,270	1.58%	651,395	640,280	1.45%
U.S. government agency and U.S. government sponsored enterprise debt securities:
Maturing in one year or less	52,129	52,077	1.84%	24,999	24,882	1.02%
Maturing after one year through five years	13,750	13,426	2.20%	9,720	9,743	2.36%
Maturing after five years through ten years	118,484	116,139	2.28%	119,645	116,570	2.05%
Maturing after ten years	60,325	58,400	2.68%	52,451	52,197	2.58%
Total	244,688	240,042	2.28%	206,815	203,392	2.07%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Maturing after one year through five years	42,480	41,538	1.92%	48,363	47,811	2.34%
Maturing after five years through ten years	78,463	75,863	2.49%	71,562	70,507	2.48%
Maturing after ten years	1,189,777	1,156,283	2.55%	1,408,292	1,390,910	2.31%
Total	1,310,720	1,273,684	2.52%	1,528,217	1,509,228	2.32%
Municipal securities (2):
Maturing in one year or less	19,551	19,371	2.43%	7,395	7,424	2.69%
Maturing after one year through five years	52,984	52,210	2.22%	83,104	83,301	2.31%
Maturing after five years through ten years	2,061	2,038	2.95%	4,156	4,215	2.92%
Maturing after ten years	—	—	—%	4,981	5,042	4.40%
Total	74,596	73,619	2.29%	99,636	99,982	2.47%
Non-agency residential mortgage-backed securities:
Maturing after ten years	8,004	7,835	2.99%	9,136	9,117	2.79%
Corporate debt securities:
Maturing in one year or less	1,250	1,247	5.41%	12,650	11,905	2.29%
Maturing after one year through five years	10,000	9,754	4.00%	—	—	—%
Maturing after five years through ten years	—	—	—%	24,935	25,098	2.90%
Total	11,250	11,001	4.16%	37,585	37,003	2.70%
Foreign bonds:
Maturing in one year or less	439,340	410,778	2.19%	405,396	387,729	2.13%
Maturing after one year through five years	50,000	48,655	3.09%	100,000	98,679	2.71%
Total	489,340	459,433	2.28%	505,396	486,408	2.24%
Asset-backed securities:
Maturing after ten years	12,604	12,560	2.74%	—	—	—%
Other securities:
Maturing in one year or less	—	—	—%	31,887	31,342	2.71%
Total	—	—	—%	31,887	31,342	2.71%
Total:
Maturing in one year or less	632,583	603,002		602,560	583,126
Maturing after one year through five years	697,172	675,324		772,349	759,970
Maturing after five years through ten years	199,008	194,040		220,298	216,390
Maturing after ten years	1,270,710	1,235,078		1,474,860	1,457,266
Total available-for-sale investment securities	$2,799,473	$2,707,444		$3,070,067	$3,016,752

(1)	Weighted-average yields are computed based on amortized cost balances.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Total Loan Portfolio

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial lending loans (comprised of C&I, commercial real estate (“CRE”), multifamily residential, and construction and land loans) and consumer lending loans (comprised of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans). Total net loans, including loans held-for-sale, increased $1.18 billion or 4% to $29.94 billion as of June 30, 2018 from $28.77 billion as of December 31, 2017. The increase was primarily driven by strong increases of $665.0 million or 14% in single-family residential loans and $357.9 million or 3% in C&I loans.

The following table presents the composition of the Company’s total loan portfolio by segment as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018		December 31, 2017
	Amount (1)%		Amount (1)%
Commercial lending:
C&I	$11,059,019	36%	$10,697,231	37%
CRE	9,054,567	30%	8,936,897	31%
Multifamily residential	2,032,522	7%	1,916,176	7%
Construction and land	623,837	2%	659,697	2%
Total commercial lending	22,769,945	75%	22,210,001	77%
Consumer lending:
Single-family residential	5,316,895	18%	4,646,289	16%
HELOCs	1,769,511	6%	1,782,924	6%
Other consumer	374,028	1%	336,504	1%
Total consumer lending	7,460,434	25%	6,765,717	23%
Total loans held-for-investment (2)	$30,230,379	100%	$28,975,718	100%
Allowance for loan losses	(301,550)		(287,128)
Loans held-for-sale (3)	14,658		78,217
Total loans, net	$29,943,487		$28,766,807

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(40.4) million and $(34.0) million as of June 30, 2018 and December 31, 2017, respectively.

(2)	Includes ASC 310-30 discount of $26.8 million and $35.3 million as of June 30, 2018 and December 31, 2017, respectively.

(3)	Includes $78.1 million of loans held-for-sale in Branch assets held-for-sale as of December 31, 2017.

Commercial Lending

Although the loan portfolio grew 4% during the six months ended June 30, 2018, the loan type composition remained relatively unchanged from December 31, 2017. The Company’s commercial lending portfolio comprised 75% and 77% of the total loan portfolio as of June 30, 2018 and December 31, 2017, respectively, and is discussed below.

Commercial Lending — Commercial and Industrial Loans. C&I loans of $11.06 billion and $10.70 billion, which accounted for 36% and 37% of the total loan portfolio as of June 30, 2018 and December 31, 2017, respectively, comprised the largest portfolio in the lending portfolio. The majority of the C&I loan portfolio is variable rate loans. Over the last few years, the Company has experienced higher growth in its specialized lending verticals in industries such as entertainment, private equity, structured specialty finance and energy. Although the C&I industry sectors in which the Company provides financing are diversified, the Company has higher concentrations in the wholesale trade, manufacturing, real estate and leasing, entertainment, and private equity industry sectors. The Company’s C&I loan exposures within the wholesale trade sector, which totaled $1.54 billion and $1.56 billion as of June 30, 2018 and December 31, 2017, respectively, are largely related to U.S. domiciled companies that import goods from Greater China for U.S. consumer consumption, many of which are companies based in California. The Company also has a syndicated loan portfolio within the C&I loan portfolio, which totaled $760.4 million and $616.2 million as of June 30, 2018 and December 31, 2017, respectively. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classifications, setting limits for specialized lending verticals and diversification targets.

Commercial Lending — Commercial Real Estate Loans. The CRE loan portfolio includes income producing real estate loans where the interest rates may be fixed, variable or hybrid. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers. Loans are generally underwritten with high standards for cash flows, debt service coverage ratios and loan-to-value ratios.

The following tables summarize the Company’s CRE, multifamily residential, and construction and land loans by geographic markets as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018
	CRE	%	Multifamily Residential	%	Construction and Land	%
Geographic markets:
Southern California	$4,982,920		$1,248,099		$260,545
Northern California	2,021,588		432,825		107,951
California	7,004,508	77%	1,680,924	83%	368,496	59%
New York	649,975	7%	111,589	5%	136,459	21%
Texas	536,935	6%	77,160	3%	11,745	2%
Washington	327,226	4%	53,131	3%	51,570	8%
Other markets	535,923	6%	109,718	6%	55,567	10%
Total loans (1)	$9,054,567	100%	$2,032,522	100%	$623,837	100%

($ in thousands)	December 31, 2017
	CRE	%	Multifamily Residential	%	Construction and Land	%
Geographic markets:
Southern California	$4,809,095		$1,170,565		$293,814
Northern California	1,975,890		446,068		137,539
California	6,784,985	76%	1,616,633	84%	431,353	65%
New York	707,910	8%	98,391	5%	132,866	20%
Texas	555,397	6%	46,910	2%	34,330	5%
Washington	328,570	4%	61,779	3%	25,377	4%
Other markets	560,035	6%	92,463	6%	35,771	6%
Total loans (1)	$8,936,897	100%	$1,916,176	100%	$659,697	100%

(1)	Loans net of ASC 310-30 discount.

As illustrated by the tables above, due to the nature of the Company’s geographical footprint and market presence, the Company’s CRE loan concentration is primarily in California, which comprised 77% and 76% of the CRE loan portfolio as of June 30, 2018 and December 31, 2017, respectively. Accordingly, changes in the California economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. 20% of the total CRE loans as of both June 30, 2018 and December 31, 2017 were owner occupied properties, while the remaining 80% were non-owner occupied properties where 50% or more of the debt service for the loan is provided by rental income.

Despite the geographical concentration discussed in the preceding paragraph, CRE loans are broadly diversified across all property types. The following table summarizes the Company’s CRE loan portfolio by property type as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
($ in thousands)	Amount	%	Amount	%
Retail	$3,157,077	35%	$3,077,556	34%
Offices	1,957,617	22%	1,714,821	19%
Industrial	1,779,577	20%	1,696,253	19%
Hotel/Motel	1,489,935	16%	1,279,884	14%
Other	670,361	7%	1,168,383	14%
Total CRE loans (1)	$9,054,567	100%	$8,936,897	100%

(1)	Loans net of ASC 310-30 discount.

Commercial Lending — Multifamily Residential Loans. The Company’s multifamily residential loans in the commercial lending portfolio are largely comprised of loans secured by smaller multifamily properties ranging from 5 to 15 units in the Bank’s primary lending areas. The Company offers a variety of first lien mortgage loan programs, including fixed and variable rate conforming loans, as well as adjustable rate mortgage loans with interest rates that adjust annually after the initial fixed rate periods of one to five years. As of June 30, 2018 and December 31, 2017, 83% and 84% of the Company’s multifamily residential loans, respectively, were concentrated in California.

Commercial Lending — Construction and Land Loans. The Company’s construction and land loan portfolio included construction loans of $551.0 million and $583.9 million as of June 30, 2018 and December 31, 2017, respectively. The unfunded commitments related to the construction and land loans totaled $461.4 million and $522.0 million, respectively, as of June 30, 2018 and December 31, 2017. The construction loan portfolio mainly provides construction financing for hotels, multifamily and residential condominiums, as well as mixed use (residential and retail) structures. Similar to CRE loans, the Company has a geographic concentration of construction and land loans primarily in California.

Consumer Lending

The following table summarizes the Company’s single-family residential and HELOCs loan portfolios by geographic market as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018				December 31, 2017
	Single- Family Residential	%	HELOCs	%	Single- Family Residential	%	HELOCs	%
Geographic markets:
Southern California	$2,524,309		$891,491		$2,270,420		$918,492
Northern California	862,227		371,235		738,680		380,184
California	3,386,536	64%	1,262,726	71%	3,009,100	65%	1,298,676	73%
New York	940,958	18%	278,550	16%	788,917	17%	270,291	15%
Washington	492,189	9%	156,784	9%	408,497	9%	144,950	8%
Other markets	497,212	9%	71,451	4%	439,775	9%	69,007	4%
Total (1)	$5,316,895	100%	$1,769,511	100%	$4,646,289	100%	$1,782,924	100%

(1)	Loans net of ASC 310-30 discount.

Consumer Lending — Single-Family Residential Loans. The Company offers a variety of first lien mortgage loan programs, including fixed and variable rate loans, as well as adjustable rate mortgage loans with variable interest rates. Many of the single-family residential loans within the Company’s portfolio are reduced documentation loans where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less. These loans have historically experienced low delinquency and default rates. As of June 30, 2018 and December 31, 2017, 64% and 65% of the Company’s single-family residential loans, respectively, were concentrated in California.

Consumer Lending — Home Equity Lines of Credit Loans. The HELOCs loan portfolio is comprised largely of loans that were originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan-to-value ratio, typically 60% or less at origination. The Company is in a first lien position for many of these reduced documentation HELOCs. These loans have historically experienced low delinquency and default rates. As of June 30, 2018 and December 31, 2017, 71% and 73% of the Company’s HELOCs loans, respectively, were concentrated in California.

All loans originated are subject to the Company’s underwriting guidelines and loan origination standards. Management believes that the Company’s underwriting criteria and procedures adequately consider the unique risks associated with these products. The Company conducts a variety of quality control procedures and periodic audits, including the review of lending and legal requirements, to ensure the Company is in compliance with these requirements.

Purchased Credit-Impaired Loans

Loans with evidence of credit deterioration as of their acquisition dates, are purchased credit-impaired (“PCI”) loans. PCI loans are recorded net of ASC 310-30 discount and totaled $383.7 million and $482.3 million as of June 30, 2018 and December 31, 2017, respectively. PCI loans are considered to be accruing due to the existence of the accretable yield, which represents the cash expected to be collected in excess of their carrying value, and not based on consideration given to contractual interest payments. The accretable yield was $85.1 million and $102.0 million as of June 30, 2018 and December 31, 2017, respectively. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the Consolidated Statement of Income or the allowance for credit losses. For additional details regarding PCI loans, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of June 30, 2018, loans held-for-sale of $14.7 million consisted of C&I and single-family residential loans. In comparison, as of December 31, 2017, loans held-for-sale of $85 thousand consisted of single-family residential loans.

Purchases, Sales and Transfers

During the three and six months ended June 30, 2018, the Company purchased loans held-for-investment of $309.8 million and $389.8 million, respectively, compared to $221.5 million and $368.7 million, respectively, during the same periods in 2017. The purchased loans held-for-investment for each of the three and six months ended June 30, 2018 and 2017 were primarily comprised of C&I syndication loans.

Certain purchased and originated loans are transferred from held-for-investment to held-for-sale and corresponding write-downs to allowance for loan losses are recorded, when appropriate. Loans transferred from held-for-investment to held-for-sale were $129.9 million and $66.0 million during the three months ended June 30, 2018 and 2017, respectively, and $285.6 million and $344.0 million during the six months ended June 30, 2018 and 2017, respectively. These transfers were comprised mainly of C&I loans for all periods. As a result of these transfers, the Company recorded $13.3 million and $13.4 million in write-downs to the allowance for loan losses for the three and six months ended June 30, 2018, respectively, and $117 thousand and $209 thousand for the three and six months ended June 30, 2017, respectively.

During the three and six months ended June 30, 2018, the Company sold $103.5 million and $193.2 million in originated loans, respectively, resulting in net gains of $2.3 million and $3.9 million, respectively. The sales of originated loans during the three months ended June 30, 2018 were primarily comprised of $64.8 million of C&I loans and $30.4 million of CRE loans. The sales of originated loans during the six months ended June 30, 2018 were primarily comprised of $142.6 million of C&I loans and $39.8 million of CRE loans. In comparison, during the three and six months ended June 30, 2017, the Company sold $38.3 million and $67.6 million in originated loans, respectively, resulting in net gains of $1.3 million and $3.1 million, respectively. The sales of originated loans during the three and six months ended June 30, 2017 were primarily comprised of $26.0 million and $38.2 million of C&I loans, respectively.

From time to time, the Company purchases and sells loans in the secondary market. During the three and six months ended June 30, 2018, the Company sold $75.4 million and $100.0 million in purchased loans, respectively, at net gains of $59 thousand and $32 thousand, respectively. In comparison, during the same periods in 2017, the Company sold $50.5 million and $297.1 million in purchased loans, respectively, in the secondary market, resulting in net gains of $202 thousand and $1.2 million, respectively.

The Company records valuation adjustments in Net gains on sales of loans on the Consolidated Statement of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value. During each of the three and six months ended June 30, 2018, no lower of cost or fair value adjustments were recorded. In comparison, the Company reversed the lower of cost or fair value adjustment of $8 thousand during the three months ended June 30, 2017, and recorded a lower of cost or fair value adjustment of $61 thousand during the six months ended June 30, 2017.

Non-PCI Nonperforming Assets

Non-purchased credit impaired (“non-PCI”) nonperforming assets are comprised of nonaccrual loans and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Hence, OREO are not directly related to the Company’s business and are considered nonperforming assets. Generally, loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrowers’ financial conditions and the adequacy of collateral, if any. The following table presents information regarding non-PCI nonperforming assets as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018	December 31, 2017
Nonaccrual loans:
Commercial lending:
C&I	$57,097	$69,213
CRE	25,748	26,986
Multifamily residential	1,727	1,717
Construction and land	—	3,973
Consumer lending:
Single-family residential	7,625	5,923
HELOCs	8,135	4,006
Other consumer	2,491	2,491
Total nonaccrual loans	102,823	114,309
OREO	709	830
Total nonperforming assets	$103,532	$115,139
Non-PCI nonperforming assets to total assets (1)	0.27%	0.31%
Non-PCI nonaccrual loans to loans held-for-investment (1)	0.34%	0.39%
Allowance for loan losses to non-PCI nonaccrual loans	293.27%	251.19%

(1)	Total assets and loans held-for-investment include PCI loans of $383.7 million and $482.3 million as of June 30, 2018 and December 31, 2017, respectively.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrowers’ financial conditions and loan repayment capabilities. Nonaccrual loans decreased by $11.5 million or 10% to $102.8 million as of June 30, 2018 from $114.3 million as of December 31, 2017. The decrease in nonaccrual loans was primarily due to payoffs and paydowns of several non-PCI nonaccrual C&I and construction and land loans during the six months ended June 30, 2018. Nonaccrual loans as a percentage of loans held-for-investment decreased from 0.39% as of December 31, 2017 to 0.34% as of June 30, 2018. As of June 30, 2018, $38.4 million or 37% of the $102.8 million non-PCI nonaccrual loans consisted of loans that were less than 90 days delinquent. In comparison, $34.4 million or 30% of the $114.3 million non-PCI nonaccrual loans consisted of loans that were less than 90 days delinquent as of December 31, 2017.

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

The following table presents the performing and nonperforming TDRs by loan segments as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018		December 31, 2017
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
Commercial lending:
C&I	$6,557	$22,967	$29,472	$39,509
CRE	6,398	18,043	8,570	17,830
Multifamily residential	4,375	275	8,919	289
Construction and land	—	—	—	3,973
Consumer lending:
Single-family residential	8,291	404	8,415	778
HELOCs	1,347	1,909	1,202	530
Total TDRs	$26,968	$43,598	$56,578	$62,909

Performing TDRs decreased by $29.6 million or 52% to $27.0 million as of June 30, 2018, primarily due to paydowns, payoffs and charge-offs of several C&I, multifamily residential and CRE loans during the six months ended June 30, 2018. Likewise, nonperforming TDRs decreased by $19.3 million or 31% to $43.6 million as of June 30, 2018, primarily due to paydowns and payoffs of several C&I and construction and land loans during the six months ended June 30, 2018.

The Company’s impaired loans include predominantly non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified as a TDR, on either accrual or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K for additional information regarding the Company’s TDRs and impaired loan policies. As of June 30, 2018, the allowance for loan losses included $14.2 million for impaired loans with a total recorded investment balance of $64.2 million. In comparison, the allowance for loan losses included $19.9 million for impaired loans with a total recorded investment balance of $91.8 million as of December 31, 2017.

The following table presents the recorded investment balances for non-PCI impaired loans as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial lending:
C&I	$63,654	49%	$98,685	58%
CRE	32,146	25%	35,556	21%
Multifamily residential	6,102	5%	10,636	6%
Construction and land	—	—%	3,973	2%
Total commercial lending	101,902	79%	148,850	87%
Consumer lending:
Single-family residential	15,916	12%	14,338	8%
HELOCs	9,482	7%	5,208	3%
Other consumer	2,491	2%	2,491	2%
Total consumer lending	27,889	21%	22,037	13%
Total non-PCI impaired loans	$129,791	100%	$170,887	100%

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

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of June 30, 2018, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, loan growth, portfolio performance and general economic conditions. The estimation of the allowance for credit losses involves subjective and complex judgments. For additional details on the Company’s allowance for credit losses, including the methodologies used, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements of this report, and Item 7. MD&A — Critical Accounting Policies and Estimates and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

The following table presents a summary of activities in the allowance for credit losses for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Allowance for loan losses, beginning of period	$297,654	$263,094	$287,128	$260,520
Provision for loan losses	15,131	10,671	35,053	18,686
Gross charge-offs:
Commercial lending:
C&I	(13,534)	(5,386)	(31,979)	(12,443)
Construction and land	—	(1)	—	(149)
Consumer lending:
Single-family residential	—	(1)	(1)	(1)
Other consumer	(162)	(3)	(179)	(7)
Total gross charge-offs	(13,696)	(5,391)	(32,159)	(12,600)
Gross recoveries:
Commercial lending:
C&I	511	7,038	8,198	7,493
CRE	2	423	429	992
Multifamily residential	1,061	128	1,394	695
Construction and land	258	88	693	112
Consumer lending:
Single-family residential	629	243	813	254
HELOCs	—	—	—	24
Other consumer	—	22	1	140
Total gross recoveries	2,461	7,942	11,528	9,710
Net (charge-offs) recoveries	(11,235)	2,551	(20,631)	(2,890)
Allowance for loan losses, end of period	301,550	276,316	301,550	276,316

Allowance for unfunded credit reserves, beginning of period	13,614	15,174	13,318	16,121
Provision for (reversal of) unfunded credit reserves	405	14	701	(933)
Allowance for unfunded credit reserves, end of period	14,019	15,188	14,019	15,188
Allowance for credit losses	$315,569	$291,504	$315,569	$291,504

Average loans held-for-investment	$29,642,358	$26,680,551	$29,393,996	$26,375,601
Loans held-for-investment	$30,230,379	$27,210,666	$30,230,379	$27,210,666
Allowance for loan losses to loans held-for-investment	1.00%	1.02%	1.00%	1.02%
Annualized net (charge-offs) recoveries to average loans held-for-investment	(0.15)%	0.04%	(0.14)%	(0.02)%

As of June 30, 2018, the allowance for loan losses amounted to $301.6 million or 1.00% of loans held-for-investment, compared to $287.1 million or 0.99% and $276.3 million or 1.02% of loans held-for-investment as of December 31, 2017 and June 30, 2017, respectively. The increase in the allowance for loan losses was largely due to loan portfolio growth. The allowance for loan losses to loans held-for-investment ratio as of June 30, 2018 remained relatively stable compared to December 31, 2017, and slightly improved compared to June 30, 2017, as a result of the stable economic cycle and prudent credit risk management practices. Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The fluctuation in the provision for credit losses is impacted by the historical loss rates trend along with the net charge-offs experienced during the period. The increase in the provision for credit losses for the three and six months ended June 30, 2018, compared to the same periods in 2017, was reflective of the overall loan portfolio growth and increases in charge-offs during the three and six months ended June 30, 2018. The Company believes the allowance for credit losses as of June 30, 2018 and December 31, 2017 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at each respective date.

The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans held-for-investment as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018		December 31, 2017
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
Commercial lending:
C&I	$162,404	36%	$163,058	37%
CRE	44,620	30%	41,237	31%
Multifamily residential	18,486	7%	19,109	7%
Construction and land	30,362	2%	26,881	2%
Consumer lending:
Single-family residential	33,388	18%	26,362	16%
HELOCs	7,277	6%	7,354	6%
Other consumer	5,013	1%	3,127	1%
Total	$301,550	100%	$287,128	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of June 30, 2018, the Company established an allowance of $39 thousand on $383.7 million of PCI loans. In comparison, an allowance of $58 thousand was established on $482.3 million of PCI loans as of December 31, 2017. The allowance balances of the PCI loans for both periods were attributed mainly to the CRE loans.

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. Deposits are the primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. The following table presents the balances for deposits as of June 30, 2018 and December 31, 2017:

($ in thousands)					Change
	June 30, 2018	% of Total Deposits	December 31, 2017	% of Total Deposits	$	%
Core deposits
Noninterest-bearing demand	$10,739,333	33%	$10,887,306	34%	$(147,973)	(1)%
Interest-bearing checking	4,323,698	13%	4,419,089	14%	(95,391)	(2)%
Money market	7,634,850	23%	8,359,425	26%	(724,575)	(9)%
Savings	2,218,228	7%	2,308,494	7%	(90,266)	(4)%
Total core deposits	24,916,109	76%	25,974,314	82%	(1,058,205)	(4)%
Time deposits	7,860,023	24%	5,640,749	18%	2,219,274	39%
Total deposits	$32,776,132	100%	$31,615,063	100%	$1,161,069	4%

The Company’s deposit strategy is to grow and retain relationship-based deposits, which provide a stable and low-cost source of funding and liquidity to the Company. The $1.16 billion or 4% increase in total deposits to $32.78 billion as of June 30, 2018, from $31.62 billion as of December 31, 2017, was primarily due to the $2.22 billion or 39% increase in time deposits, which was partially offset by a $1.06 billion or 4% decrease in core deposits. Core deposits comprised 76% and 82% of total deposits as of June 30, 2018 and December 31, 2017, respectively. The $1.06 billion decrease in core deposits was primarily due to decreases in money market deposits and noninterest-bearing demand deposits. Noninterest-bearing demand deposits comprised 33% and 34% of total deposits as of June 30, 2018 and December 31, 2017, respectively. The Company’s loans-to-deposit ratio was 92% and 90% as of June 30, 2018 and December 31, 2017, respectively.

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, long-term FHLB advances and repurchase agreements.

The $58.5 million short-term borrowings as of June 30, 2018 were entered into by the Company’s subsidiary, East West Bank (China) Limited, with interest rates ranging from 4.30% to 4.55% as of June 30, 2018, and will mature in the fourth quarter of 2018 and in 2019. In comparison, the Company had no short-term borrowings outstanding as of December 31, 2017.

FHLB advances increased by $1.1 million to $325.0 million as of June 30, 2018 from $323.9 million as of December 31, 2017. As of June 30, 2018, FHLB advances had floating interest rates ranging from 2.29% to 2.75% with remaining maturities between 0.6 and 4.4 years.

Gross repurchase agreements totaled $450.0 million as of both June 30, 2018 and December 31, 2017. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Net repurchase agreements totaled $50.0 million as of both June 30, 2018 and December 31, 2017, after offsetting $400.0 million of gross repurchase agreements against gross resale agreements that were both eligible for netting pursuant to ASC 210-20-45-11. As of June 30, 2018, the gross repurchase agreements had interest rates ranging between 4.55% and 4.63%, original terms between 10.0 and 16.5 years, and remaining maturities between 4.3 and 5.2 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded at the values at which the securities are sold. The collateral for the repurchase agreements was primarily comprised of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and U.S. government agency and U.S. government sponsored enterprise debt securities. To ensure that the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funding from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements.

Long-Term Debt

The Company uses long-term debt to provide funding to acquire interest-earning assets and enhance liquidity. Long-term debt, which consists of junior subordinated debt and a term loan, decreased $9.9 million or 6% from $171.6 million as of December 31, 2017 to $161.7 million as of June 30, 2018. The decrease was primarily due to the quarterly repayments on the term loan, totaling $10.0 million, during the six months ended June 30, 2018.

The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt totaled $146.7 million and $146.6 million as of June 30, 2018 and December 31, 2017, respectively. The junior subordinated debt had a weighted-average interest rate of 3.55% and 2.67% for the six months ended June 30, 2018 and 2017, respectively, with remaining maturities between 16.4 years and 19.2 years as of June 30, 2018.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million are due quarterly. The term loan bears interest at the rate of the three-month London Interbank Offered Rate plus 150 basis points. The weighted-average interest rate was 3.49% and 2.52% for the six months ended June 30, 2018 and 2017, respectively. The outstanding balance of the term loan was $15.0 million and $25.0 million as of June 30, 2018 and December 31, 2017, respectively.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations and economic uncertainties. In addition, the Company’s financial assets held in the branch in Hong Kong and the subsidiary bank in China may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018		December 31, 2017
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong Branch
Cash and cash equivalents	$163,198	0%	$151,631	0%
Available-for-sale investment securities (1)	$220,289	1%	$242,107	1%
Loans held-for-investment (2)(3)	$733,920	2%	$713,728	2%
Total assets	$1,160,552	3%	$1,100,471	3%

Subsidiary Bank in China
Cash and cash equivalents	$625,885	2%	$626,658	2%
Interest-bearing deposits with banks	$250,900	1%	$188,422	1%
Loans held-for-investment (3)	$678,987	2%	$484,214	1%
Total assets	$1,560,074	5%	$1,302,562	4%

(1)
Primarily comprised of U.S. Treasury securities and corporate debt securities as of June 30, 2018. Primarily comprised of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise debt securities, and corporate debt securities as of December 31, 2017.

(2)	Includes ASC 310-30 discount of $217 thousand and $353 thousand as of June 30, 2018 and December 31, 2017, respectively.

(3)	Primarily comprised of C&I loans.

The table below presents the total revenue generated by the Company’s overseas offices for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch
Total revenue	$7,910	2%	$6,771	2%	$14,858	2%	$14,403	2%

Subsidiary Bank in China
Total revenue	$10,514	3%	$5,529	2%	$16,502	2%	$11,051	2%

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

The Company’s stockholders’ equity increased by $272.3 million or 7% to $4.11 billion as of June 30, 2018, compared to $3.84 billion as of December 31, 2017. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings increased by $306.9 million or 12% to $2.88 billion as of June 30, 2018, compared to $2.58 billion as of December 31, 2017. The increase was primarily due to net income of $359.4 million, partially offset by $58.6 million of cash dividends during the six months ended June 30, 2018. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity.

Book value was $28.39 per common share based on 144.9 million common shares outstanding as of June 30, 2018, compared to $26.58 per common share based on 144.5 million common shares outstanding as of December 31, 2017. The Company made two quarterly dividend payments of $0.20 per common share during the six months ended June 30, 2018 and 2017. In July 2018, the Company’s Board of Directors declared third quarter 2018 cash dividends for the Company’s common stock. The common stock cash dividend of $0.23 per share will be paid on August 15, 2018 to stockholders of record as of August 1, 2018.

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

The Basel III Capital Rules require that banking organizations maintain a minimum CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%. Moreover, the rules that require banking organizations to maintain a capital conservation buffer of 2.5% above the capital minimums, are being phased-in over four years beginning in 2016 (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in in 2019, banking organizations will be required to maintain a minimum CET1 capital ratio of 7.0%, a minimum Tier 1 capital ratio of 8.5% and a minimum total capital ratio of 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of June 30, 2018 and December 31, 2017, both the Company and the Bank were considered “well-capitalized,” and met all capital requirements on a fully phased-in basis under the Basel III Capital Rules.

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2018 and December 31, 2017 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Regulatory Capital Ratios	Basel III Capital Rules
	June 30, 2018		December 31, 2017		Minimum Regulatory Requirements	Well- Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirements
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital	12.2%	12.1%	11.4%	11.4%	4.5%	6.5%	7.0%
Tier 1 risk-based capital	12.2%	12.1%	11.4%	11.4%	6.0%	8.0%	8.5%
Total risk-based capital	13.7%	13.2%	12.9%	12.4%	8.0%	10.0%	10.5%
Tier 1 leverage capital	10.0%	9.9%	9.2%	9.2%	4.0%	5.0%	4.0%

The Company’s CET1 and Tier 1 capital ratios improved by 74 basis points, while the total risk-based and Tier 1 leverage capital ratios improved by 75 basis points and 74 basis points, respectively, during the six months ended June 30, 2018. The improvement was primarily driven by increases in revenues largely due to an increase in net interest income and the gain on the sale of DCB branches, and by a lower tax expense as result of the enactment of the Tax Act. The $744.7 million or 3% increase in risk-weighted assets from $29.67 billion as of December 31, 2017 to $30.41 billion as of June 30, 2018 was primarily due to the growth of the Company’s assets. As of June 30, 2018, the Company’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage capital ratios were all well above the well-capitalized requirements.

Regulatory Matters

The Bank entered into a Written Agreement (the “Written Agreement”), dated November 9, 2015, with the Federal Reserve Bank of San Francisco (“FRB”), to correct less than satisfactory Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) programs detailed in a joint examination by the FRB and the California Department of Business Oversight (“DBO”). The Bank also entered into a related Memorandum of Understanding (“MOU”) with the DBO in 2015. The Written Agreement, among other things, requires the Bank to enhance compliance programs related to the BSA and AML and Office of Foreign Assets Control (“OFAC”) laws, rules and regulations and retain an independent firm to conduct a review of the account and transaction activities covering a six-month period to determine whether any suspicious activity was properly identified and reported in accordance with applicable regulatory requirements. On July 9, 2018, the DBO terminated the MOU. On July 18, 2018, the FRB terminated the Written Agreement.

Notwithstanding the termination of the Written Agreement and the MOU, the operating and other conditions in the BSA/AML and OFAC programs and the auditing and oversight of the programs that led to the Written Agreement and MOU could lead to an increased risk of future examinations that may downgrade the regulatory ratings of the Bank or could lead to regulatory authorities taking other actions. This could have a material adverse effect on the Bank if the current programs are not sustained in a satisfactory way, and an increased risk of investigations by other government agencies that may result in fines, penalties, increased expenses or restrictions on operations.

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

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. The following table presents the Company’s loan commitments, commercial letters of credit and SBLCs as of June 30, 2018:

($ in thousands)	Commitments Outstanding
Loan commitments	$5,122,314
Commercial letters of credit and SBLCs	$1,702,514

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

The Company maintains its liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unpledged investment securities. These assets totaled $5.30 billion, accounting for 14% of total assets, including the reserve requirement of $618.4 million as of June 30, 2018. In comparison, these assets totaled $5.51 billion, accounting for 15% of total assets, including the reserve requirement of $699.4 million as of December 31, 2017. Investment securities included as part of liquidity sources are primarily comprised of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government sponsored enterprises, as well as the U.S. Treasury securities. The Company believes these investment securities provide quick sources of liquidity through sales or pledging to obtain financing, regardless of market conditions. Traditional forms of funding such as deposit growth and borrowings augment these liquid assets. Total deposits (including deposits held-for-sale as of December 31, 2017) amounted to $32.78 billion as of June 30, 2018, compared to $32.22 billion as of December 31, 2017, of which core deposits comprised 76% and 81% of total deposits as of June 30, 2018 and December 31, 2017, respectively. As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds lines of credit with various correspondent banks to purchase overnight funds and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $6.75 billion and $3.16 billion, respectively, as of June 30, 2018. The Bank’s unsecured federal funds lines of credit, subject to availability, totaled $738.0 million with correspondent banks as of June 30, 2018. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.

As of June 30, 2018, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, which are subject to applicable statutes, regulations and special approval. For the six months ended June 30, 2018 and 2017, the Bank paid total dividends of $70.0 million and $127.5 million to East West, respectively. In addition, in July 2018, the Board of Directors declared a quarterly common stock cash dividend of $0.23 per share, payable on August 15, 2018 to stockholders of record on August 1, 2018.

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

Consolidated Cash Flows Analysis

The following table presents a summary of the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017, which may be helpful to highlight business strategies and macro trends. In addition to this cash flow analysis, the discussion related to liquidity in Item 2 — MD&A — Asset Liability and Market Risk Management — Liquidity may provide more useful context in evaluating the Company’s liquidity position and related activity.

($ in thousands)	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$434,867	$382,990
Net cash used in investing activities	(1,475,563)	(646,443)
Net cash provided by financing activities	1,172,615	1,128,561
Effect of exchange rate changes on cash and cash equivalents	(9,040)	8,865
Net increase in cash and cash equivalents	122,879	873,973
Cash and cash equivalents, beginning of period	2,174,592	1,878,503
Cash and cash equivalents, end of period	$2,297,471	$2,752,476

Operating activities — The Company’s operating assets and liabilities support the Company’s lending and capital market activities. Net cash provided by operating activities was $434.9 million and $383.0 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, net cash provided by operating activities mainly reflected $359.4 million and $288.1 million of net income, respectively. During the six months ended June 30, 2018, net operating cash inflows further benefited from $62.8 million in non-cash adjustments to reconcile net income to net cash and $44.0 million of changes in accrued expenses and other liabilities, partially offset by $32.2 million of changes in accrued interest receivable and other assets. In comparison, net operating cash inflows for the same period in 2017 benefited from $14.8 million in non-cash adjustments to reconcile net income to net cash and $94.4 million of changes in accrued interest receivable and other assets, partially offset by $15.0 million of changes in accrued expenses and other liabilities.

Investing activities — Net cash used in investing activities was $1.48 billion and $646.4 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, net cash used in investing activities primarily reflected a $1.26 billion increase in loans held-for-investment, a $503.7 million payment for the sale of the Bank’s eight DCB branches to Flagstar, partially offset by net cash inflows from available-for-sale investment securities and resale agreements of $232.8 million and $75.0 million, respectively. In comparison, during the same period in 2017, net cash used in investing activities primarily reflected $1.67 billion increase in loans held-for-investment, partially offset by net cash inflows from available-for-sale investment securities and resale agreements of $524.0 million and $400.0 million, respectively, and $116.0 million in cash received from the sale of commercial property during the first quarter of 2017.

Financing activities — Net cash provided by financing activities of $1.17 billion and $1.13 billion for the six months ended June 30, 2018 and 2017, respectively, was primarily reflective of $1.20 billion and $1.25 billion net increases in deposits for the six months ended June 30, 2018 and 2017, respectively.

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

With oversight by the Company’s Board of Directors, the ALCO coordinates the overall management of the Company’s interest rate risk. The ALCO meets regularly and is responsible for reviewing the Company’s open market positions and establishing policies to monitor and limit exposure to market risk. Management of interest rate risk is carried out primarily through strategies involving the Company’s investment securities portfolio, loan portfolio, available funding channels and capital market activities. In addition, the Company’s policies permit the use of off-balance sheet derivative instruments to assist in managing interest rate risk. Refer to Item 2. MD&A — Asset Liability and Market Risks Management — Derivatives for additional information.

The interest rate risk exposure is measured and monitored through various risk management tools which include a simulation model that performs interest rate sensitivity analysis under multiple interest rate scenarios. The model incorporates the Company’s loans, investment securities, resale agreements, deposits and borrowing portfolios, and repurchase agreements. The financial instruments from the Company’s domestic and foreign operations, forecasted noninterest income and noninterest expense items are also incorporated in the simulation. The interest rate scenarios simulated include an instantaneous parallel shift and non-parallel shift in the yield curve. In addition, the Company also performs various simulations using alternative interest rate scenarios. The alternative interest rate scenarios include yield curve flattening, yield curve steepening and yield curve inverting. In order to apply the assumed interest rate environment, adjustments are made to reflect the shift in the U.S. Treasury and other appropriate yield curves. The Company incorporates both a static balance sheet and a forward growth balance sheet in order to perform these analyses. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

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

The following table presents the Company’s net interest income and economic value of equity (“EVE”) sensitivity as of June 30, 2018 and December 31, 2017 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)		EVE Volatility (2)
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
+200	20.0%	18.9%	4.7%	7.1%
+100	10.1%	10.7%	0.7%	3.2%
-100	(8.6)%	(7.4)%	(5.0)%	(3.5)%
-200	(14.7)%	(12.6)%	(12.3)%	(8.8)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

Twelve-Month Net Interest Income Simulation

The Company’s estimated twelve-month net interest income sensitivity as of June 30, 2018 was lower compared to December 31, 2017 for the upward 100 basis point rate scenario but higher compared to December 31, 2017 for the upward 200 basis point rate scenario. Simulated increases in interest income are offset by an increase in the rate of repricing for the Company’s deposit portfolio. In a simulated downward interest rate scenario, sensitivity increased overall for both of the downward interest rate scenarios, mainly due to the impact of the recent interest rate increases. As interest rates rise further away from all time historical lows, there is more room for the Company’s simulated interest income to decline in a downward interest rate scenario, relative to previous simulations.

Under most rising interest rate environments, the Company would expect some customers to move demand deposit balances into interest-bearing accounts such as money market, savings or time deposits. The asset-liability models are particularly sensitive to the assumptions about the pace and magnitude of such migration. The federal funds target rate was between 1.25% and 1.50% as of December 31, 2017, and between 1.75% and 2.00% as of June 30, 2018. It should be noted that during the six months ended June 30, 2018, the Company has observed such movement in its deposit portfolio in part as a result of increased pricing for deposits from the Company’s competitors. There can be no assurances as to the timing of such mix shift, and the rebalancing process will likely increase volatility to the Company’s funding cost.

The following table presents the Company’s net interest income sensitivity for the upward 100 and 200 basis point interest rate scenarios assuming $1.00 billion, $2.00 billion and $3.00 billion demand deposit migrations as of June 30, 2018:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility
	June 30, 2018
	$1.00 Billion Migration 12 Months	$2.00 Billion Migration 12 Months	$3.00 Billion Migration 12 Months
+200	18.2%	16.3%	14.4%
+100	8.9%	7.7%	6.5%

Economic Value of Equity at Risk

The Company’s EVE sensitivity decreased as of June 30, 2018, compared to December 31, 2017, for both of the upward interest rate scenarios. In the simulated upward 100 and 200 basis point interest rate scenarios, EVE sensitivity was 0.7% and 4.7%, respectively, as of June 30, 2018 compared to 3.2% and 7.1%, respectively, as of December 31, 2017. These decreases were primarily due to changes in the balance sheet portfolio mix. In the declining 100 and 200 basis point rate scenarios, EVE sensitivity was (5.0)% and (12.3)%, respectively, as of June 30, 2018, compared to (3.5)% and (8.8)%, respectively, as of December 31, 2017. The Company regularly reviews and updates its assumptions with regards to the timing and magnitude of changes in interest rates, and the shape and evolution of the yield curve to more accurately reflect expected customer behavior.

The Company’s net interest income and EVE profile as of June 30, 2018, as presented in the net interest income and EVE sensitivity tables, reflects an asset sensitive net interest income position and an asset sensitive EVE position. Net interest income would be expected to increase if interest rates increase and to decrease if interest rates decrease. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive loans that are funded in large part by stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, net interest income increases when interest rates increase, and decreases when interest rates decrease. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company will, from time to time, enter into derivative transactions in order to reduce its exposure to market risks, including primarily interest rate risk and foreign currency risk. The Company believes that these derivative transactions, when properly structured and managed, may provide a hedge against inherent risk in certain assets and liabilities and against risk in specific transactions. Hedging transactions may be implemented using swaps, caps, floors, financial futures, forwards and options. Prior to entering into any hedging activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. In addition, the Company enters into derivative transactions in order to assist customers with their risk management objectives. Derivatives enable the Company’s customers to manage exposures to fluctuations in interest rates, currencies and other markets. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into mirrored derivative contracts with institutional counterparties.

The Company is subject to credit risk associated with the counterparties to derivative contracts. This counterparty credit risk is a multidimensional form of risk, affected by both the exposure to a counterparty and the credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting arrangements, and requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to institutional third parties through the use of credit risk participation agreements. Certain derivative contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk. The Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives.

Fair Value Hedges — As of June 30, 2018 and December 31, 2017, the Company had two cancellable interest rate swap contracts with original terms of 20 years. The objective of these interest rate swaps, which were designated as fair value hedges, was to obtain low-cost floating rate funding on the Company’s brokered certificates of deposit. As of June 30, 2018 and December 31, 2017, under the terms of the swap contracts, the Company received a fixed interest rate and paid a variable interest rate. As of both June 30, 2018 and December 31, 2017, the notional amounts of the Company’s brokered certificates of deposit interest rate swaps were $35.8 million. The fair value liabilities of the interest rate swaps were $8.6 million and $6.8 million as of June 30, 2018 and December 31, 2017, respectively.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allows hedging of the foreign currency risk of a net investment in a foreign operation. During 2018, the Company entered into new foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, the non-U.S. dollar (“USD”) functional currency subsidiary of the Company in China. The hedging instruments, designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate. As of June 30, 2018, the notional amount and fair value of these two foreign exchange forward contracts, which were accounted for as net investment hedges, were $95.5 million and a $2.3 million asset, respectively. As of June 30, 2018, the contracts had a weighted-average strike price of 6.491 Chinese Renminbi to USD and will mature in September 2018. As of December 31, 2017, the foreign currency forward contracts were not designated as net investment hedges. The contracts had a notional amount and fair value of $95.2 million and a $7.2 million liability, respectively, as of December 31, 2017, which were accounted for as economic hedges and included in the foreign exchange contracts’ notional amount and fair value as of December 31, 2017, as disclosed below in the Foreign Exchange Spot and Forwards section.

Interest Rate Swaps and Options — The Company also offers various interest rate derivative contracts to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions. These contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedge relationship and, therefore, are economic hedges.  The contracts are marked to market at each reporting period. Fair value is determined from verifiable third-party sources that have considerable experience with derivative markets. The Company provides data to the third party source to calculate the credit valuation component included in the fair value of the client derivative contracts.

As of June 30, 2018, the notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $5.61 billion for derivatives that were in an asset valuation position and $5.61 billion for derivatives that were in a liability valuation position. As of December 31, 2017, the total notional amounts of interest rate swaps and options, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $4.69 billion for derivatives that were in an asset valuation position and $4.65 billion for derivatives that were in a liability valuation position. The fair value of interest rate swap and option contracts including those with third party financial institutions and the Company’s customers amounted to a $64.2 million asset and a $91.4 million liability as of June 30, 2018. The fair value of interest rate swap and option contracts including those with institutional counterparties and the Company’s customers amounted to a $58.6 million asset and a $58.0 million liability as of December 31, 2017. Beginning in January 2018, the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlement of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset and liability fair values of $32.2 million and $2.9 million, respectively, as of June 30, 2018. As a result, the interest rate swaps with a notional value totaling $1.55 billion that cleared through LCH had a fair value asset of $241 thousand as of June 30, 2018.

Foreign Exchange Forwards, Spot and Swaps — The Company enters into foreign exchange contracts with its customers, consisting of forward, spot and swap contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Act. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls. As of June 30, 2018 and December 31, 2017, the Company’s total notional amounts of the foreign exchange contracts were $959.6 million and $770.2 million, respectively. In comparison, the fair value of the foreign exchange contracts were a $9.4 million asset and an $11.3 million liability as of June 30, 2018 and a $5.8 million asset and a $10.2 million liability as of December 31, 2017.

Credit Risk Participation Agreements — The Company may periodically enter into RPAs to manage the credit exposure on interest rate contracts associated with a syndicated loan.  The Company may enter into protection sold or protection purchased RPAs with institutional counterparties to decrease or increase its exposure to a borrower.  Under the RPA,  the Company will receive or make a payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. As of June 30, 2018, the notional amount and fair value of the RPAs purchased were $105.8 million and a $77 thousand liability, respectively. As of June 30, 2018, the notional amount and fair value of the RPAs sold were $12.3 million and a $1 thousand asset, respectively. As of December 31, 2017, the notional amount and fair value of the RPAs purchased were $35.2 million and an $8 thousand liability, respectively. As of December 31, 2017, the notional amount and fair value of the RPAs sold were $13.8 million and a $1 thousand asset, respectively.

Equity Warrants — The Company obtained warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process. As of June 30, 2018 and December 31, 2017, the warrants included on the Consolidated Financial Statements were from public and private companies. The Company valued these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The option volatility assumption is based on public market indices that include members that operate in similar industries as the private companies that issued the warrant. The model values were further adjusted for a general lack of liquidity due to the private nature of the underlying companies. As of June 30, 2018 and December 31, 2017, the fair value of the warrants held in public and private companies were a $1.9 million asset and a $1.7 million asset, respectively.

Commodity Swaps and Options — In 2018, the Company entered into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company entered into offsetting commodity contracts with third party financial institutions.

The notional amount of the Company’s commodity contracts entered with its customers totaled 1.8 million barrels of oil and 5.2 million British thermal units (“MMBTUs”) of natural gas as of June 30, 2018. The Company entered into the same notional amounts of commodity contracts with mirrored terms with third party financial institutions to mitigate its exposure. The fair value of the commodity contracts recorded were a $3.6 million asset and a $3.2 million liability as of June 30, 2018. Beginning in January 2017, Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments made to and received from CME as settlement of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to CME cleared derivative transactions resulted in a reduction in derivative asset and liability fair values of $271 thousand and $595 thousand, respectively, as of June 30, 2018. As a result, the notional quantity totaling 264 thousand barrels of oil and 5.2 million MMBTUs of natural gas that cleared through CME had an insignificant fair value as of June 30, 2018. The Company did not have any commodity contracts in 2017.

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

Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with Generally Accepted Accounting Principles (“GAAP”), the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.

The Company believes these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding its performance. During the first quarter of 2017, the Company consummated a sale and leaseback transaction on a commercial property and recognized a pre-tax gain on sale of $71.7 million. During the first quarter of 2018, the Company sold its DCB branches and recognized a pre-tax gain on sale of $31.5 million. Management believes that excluding the nonrecurring after-tax effect of the gains on sales of the commercial property and the Bank’s eight DCB branches from net income, diluted EPS, and returns on average assets and average equity, will make it easier to analyze the results by presenting them on a more comparable basis. However, note that these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table presents a reconciliation of GAAP to non-GAAP financial measures for the six months ended June 30, 2018 and 2017:

($ and shares in thousands, except per share data)		Six Months Ended June 30,
		2018	2017
Net income	(a)	$359,381	$288,066
Less: Gain on sale of the commercial property, net of tax (1)	(b)	—	(41,526)
Gain on sale of business, net of tax (1)	(c)	(22,167)	—
Non-GAAP net income	(d)	$337,214	$246,540

Diluted weighted-average number of shares outstanding	(e)	146,046	145,774

Diluted EPS	(a)/(e)	$2.46	$1.98
Diluted EPS impact of gain on sale of the commercial property, net of tax	(b)/(e)	—	(0.28)
Diluted EPS impact of gain on sale of business, net of tax	(c)/(e)	(0.15)	—
Non-GAAP diluted EPS	(d)/(e)	$2.31	$1.70

Average total assets	(f)	$37,475,515	$34,961,668
Average stockholders’ equity	(g)	$3,993,004	$3,565,944
Return on average assets (2)	(a)/(f)	1.93%	1.66%
Non-GAAP return on average assets (2)	(d)/(f)	1.81%	1.42%
Return on average equity (2)	(a)/(g)	18.15%	16.29%
Non-GAAP return on average equity (2)	(d)/(g)	17.03%	13.94%

(1)	Statutory tax rate of 29.56% was applied for the six months ended June 30, 2018. Statutory rate of 42.05% was applied for the six months ended June 30, 2017.

(2)	Annualized.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q (“Form 10-Q”) contain or incorporate statements that East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we,” or “EWBC”) believes are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such differences, some of which are beyond the Company’s control, include, but are not limited to:

•	the Company’s ability to compete effectively against other financial institutions in its banking markets;

•	success and timing of the Company’s business strategies;

•	the Company’s ability to retain key officers and employees;

•	changes in interest rates on the Company’s net interest income and net interest margin;

•	the effect of changes in the deposit mix on the Company’s funding costs and net interest margin;

•	changes in the Company’s costs of operation, compliance and expansion;

•	ability of the Company to adopt and successfully integrate new technologies into its business in a strategic manner;

•
impact of failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third parties with whom the Company does business, including as a result of cyber attacks; and other similar matters which could result in, among other things, confidential and/or proprietary information being disclosed or misused;

•	adequacy of the Company’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;

•	impact of adverse changes to the Company’s credit ratings from the major credit rating agencies;

•	impact of adverse judgments or settlements in litigation;

•	changes in the commercial and consumer real estate markets;

•	changes in the United States (“U.S.”) economy, including inflation, employment levels, rate of growth and general business conditions;

•	changes in government interest rate policies;

•	impact of political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•
changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System, the Federal Deposit Insurance Corporation, the U.S. Securities and Exchange Commission (“SEC”), the Consumer Financial Protection Bureau and the California Department of Business Oversight - Division of Financial Institutions;

•	impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the Company’s business, business practices and cost of operations;

•	heightened regulatory and governmental oversight and scrutiny of the Company’s business practices, including dealings with consumers;

•	impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations and legal actions;

•	impact of regulatory enforcement actions;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board or other regulatory agencies and their impact on critical accounting policies and assumptions;

•	changes in income tax laws and regulations and the impact of the Tax Cuts and Jobs Act;

•	impact of other potential federal tax changes and spending cuts;

•	the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;

•	changes in the Company’s ability to receive dividends from its subsidiaries;

•	any future strategic acquisitions or divestitures;

•	continuing consolidation in the financial services industry;

•	changes in the equity and debt securities markets;

•	fluctuations in the Company’s stock price;

•	fluctuations in foreign currency exchange rates;

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

•	changes in the economy of and monetary policy in the People’s Republic of China; and

•	impact of natural or man-made disasters or calamities or conflicts or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2018, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2018, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended June 30, 2018.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2, furnished with this report:

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

GLOSSARY OF ACRONYMS

ALCO	Asset/Liability Committee
AML	Anti-Money Laundering
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BSA	Bank Secrecy Act
C&I	Commercial and industrial
CECL	Current expected credit loss
CET1	Common Equity Tier 1
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act
CRE	Commercial real estate
DBO	California Department of Business Oversight
DCB	Desert Community Bank
EPS	Earnings per share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank of San Francisco
GAAP	Generally Accepted Accounting Principles
HELOCs	Home equity lines of credit
LCH	London Clearing House
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MOU	Memorandum of Understanding
MMBTUs	Million British thermal units
NAV	Net Asset Value
Non-GAAP	Non-Generally Accepted Accounting Principles
Non-PCI	Non-purchased credit impaired
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit impaired
RPAs	Credit risk participation agreements
RSAs	Restricted stock awards
RSUs	Restricted stock units
S&P	Standard and Poor’s
SBLCs	Standby letters of credit
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
U.S.	United States
U.S. GAAP	United States Generally Accepted Accounting Principles
USD	U.S. Dollar

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 7, 2018

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
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