Form 10-Q
period 2018-09-30
EAST WEST BANCORP INC
filed 2018-11-07
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 144,959,368 shares as of October 31, 2018.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$408,049	$457,181
Interest-bearing cash with banks	1,810,738	1,717,411
Cash and cash equivalents	2,218,787	2,174,592
Interest-bearing deposits with banks	400,900	398,422
Securities purchased under resale agreements (“resale agreements”)	1,035,000	1,050,000
Securities:
Available-for-sale investment securities, at fair value (includes assets pledged as collateral of $429,823 in 2018 and $534,327 in 2017)	2,676,510	3,016,752
Restricted equity securities, at cost	73,729	73,521
Loans held-for-sale	3,114	85
Loans held-for-investment (net of allowance for loan losses of $310,041 in 2018 and $287,128 in 2017; includes assets pledged as collateral of $20,387,387 in 2018 and $18,880,598 in 2017)	30,900,144	28,688,590
Investments in qualified affordable housing partnerships, net	148,097	162,824
Investments in tax credit and other investments, net	232,194	224,551
Premises and equipment (net of accumulated depreciation of $115,919 in 2018 and $111,898 in 2017)	120,265	121,209
Goodwill	465,547	469,433
Branch assets held-for-sale	—	91,318
Other assets	798,819	678,952
TOTAL	$39,073,106	$37,150,249
LIABILITIES
Deposits:
Noninterest-bearing	$10,794,370	$10,887,306
Interest-bearing	22,834,754	20,727,757
Total deposits	33,629,124	31,615,063
Branch liability held-for-sale	—	605,111
Short-term borrowings	56,411	—
Federal Home Loan Bank (“FHLB”) advances	325,596	323,891
Securities sold under repurchase agreements (“repurchase agreements”)	50,000	50,000
Long-term debt	156,770	171,577
Accrued expenses and other liabilities	610,355	542,656
Total liabilities	34,828,256	33,308,298
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 165,601,141 and 165,214,770 shares issued in 2018 and 2017, respectively	166	165
Additional paid-in capital	1,766,055	1,755,330
Retained earnings	3,020,792	2,576,302
Treasury stock, at cost — 20,671,710 shares as of both 2018 and 2017	(452,327)	(452,327)
Accumulated other comprehensive loss (“AOCI”), net of tax	(89,836)	(37,519)
Total stockholders’ equity	4,244,850	3,841,951
TOTAL	$39,073,106	$37,150,249

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$385,538	$306,939	$1,088,997	$872,039
Investment securities	15,180	14,828	45,695	43,936
Resale agreements	7,393	7,901	21,509	25,222
Restricted equity securities	721	612	2,155	1,859
Interest-bearing cash and deposits with banks	13,353	9,630	36,013	22,298
Total interest and dividend income	422,185	339,910	1,194,369	965,354
INTEREST EXPENSE
Deposits	65,032	31,086	155,433	81,803
Federal funds purchased and other short-term borrowings	643	212	774	877
FHLB advances	2,732	1,947	7,544	5,738
Repurchase agreements	3,366	2,122	8,714	7,538
Long-term debt	1,692	1,388	4,812	4,030
Total interest expense	73,465	36,755	177,277	99,986
Net interest income before provision for credit losses	348,720	303,155	1,017,092	865,368
Provision for credit losses	10,542	12,996	46,296	30,749
Net interest income after provision for credit losses	338,178	290,159	970,796	834,619
NONINTEREST INCOME
Branch fees	9,777	10,393	30,347	30,638
Letters of credit fees and foreign exchange income	14,649	10,564	39,924	34,370
Ancillary loan fees and other income	6,795	5,987	18,217	16,876
Wealth management fees	3,535	3,461	10,989	11,177
Derivative fees and other income	4,595	6,663	17,855	12,934
Net gains on sales of loans	1,145	2,360	5,081	6,660
Net gains on sales of available-for-sale investment securities	35	1,539	2,374	6,733
Net gains on sales of fixed assets	3,402	1,043	5,602	74,092
Net gain on sale of business	—	3,807	31,470	3,807
Other fees and operating income	2,569	3,653	7,355	15,255
Total noninterest income	46,502	49,470	169,214	212,542
NONINTEREST EXPENSE
Compensation and employee benefits	96,733	79,583	285,832	244,930
Occupancy and equipment expense	17,292	16,635	50,879	47,829
Deposit insurance premiums and regulatory assessments	6,013	5,676	18,118	17,384
Legal expense	1,544	3,316	6,636	8,930
Data processing	3,289	3,004	10,017	9,009
Consulting expense	2,683	4,087	10,155	10,775
Deposit related expense	2,600	2,413	8,201	7,283
Computer software expense	5,478	4,393	16,081	13,823
Other operating expense	23,394	21,411	61,780	60,166
Amortization of tax credit and other investments	20,789	23,827	58,670	66,059
Total noninterest expense	179,815	164,345	526,369	486,188
INCOME BEFORE INCOME TAXES	204,865	175,284	613,641	560,973
INCOME TAX EXPENSE	33,563	42,624	82,958	140,247
NET INCOME	$171,302	$132,660	$530,683	$420,726
EARNINGS PER SHARE (“EPS”)
BASIC	$1.18	$0.92	$3.66	$2.91
DILUTED	$1.17	$0.91	$3.63	$2.88
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	144,921	144,498	144,829	144,412
DILUTED	146,173	145,882	146,158	145,849

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$171,302	$132,660	$530,683	$420,726
Other comprehensive (loss) income, net of tax:
Net changes in unrealized (losses) gains on available-for-sale investment securities	(13,608)	(1,906)	(41,261)	7,916
Foreign currency translation adjustments	(4,761)	3,870	(4,785)	8,013
Other comprehensive (loss) income	(18,369)	1,964	(46,046)	15,929
COMPREHENSIVE INCOME	$152,933	$134,624	$484,637	$436,655

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JULY 1, 2018	144,904,629	$1,754,877	$2,883,201	$(452,327)	$(71,467)	$4,114,284
Net income	—	—	171,302	—	—	171,302
Other comprehensive loss	—	—	—	—	(18,369)	(18,369)
Stock compensation costs	—	10,986	—	—	—	10,986
Net activity of common stock pursuant to various stock compensation plans and agreements	24,802	358	—	—	—	358
Cash dividends on common stock ($0.23 per share)	—	—	(33,711)	—	—	(33,711)
BALANCE, SEPTEMBER 30, 2018	144,929,431	$1,766,221	$3,020,792	$(452,327)	$(89,836)	$4,244,850
BALANCE, JULY 1, 2017	144,486,326	$1,738,721	$2,417,367	$(451,646)	$(34,181)	$3,670,261
Net income	—	—	132,660	—	—	132,660
Other comprehensive income	—	—	—	—	1,964	1,964
Stock compensation costs	—	5,665	—	—	—	5,665
Net activity of common stock pursuant to various stock compensation plans and agreements	24,617	960	—	(404)	—	556
Cash dividends on common stock ($0.20 per share)	—	—	(29,210)	—	—	(29,210)
BALANCE, SEPTEMBER 30, 2017	144,510,943	$1,745,346	$2,520,817	$(452,050)	$(32,217)	$3,781,896

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2018	144,543,060	$1,755,495	$2,576,302	$(452,327)	$(37,519)	$3,841,951
Cumulative effect of change in accounting principle related to marketable equity securities (1)	—	—	(545)	—	385	(160)
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (2)	—	—	6,656	—	(6,656)	—
Net income	—	—	530,683	—	—	530,683
Other comprehensive loss	—	—	—	—	(46,046)	(46,046)
Stock compensation costs	—	24,201	—	—	—	24,201
Net activity of common stock pursuant to various stock compensation plans and agreements	386,371	(13,475)	—	—	—	(13,475)
Cash dividends on common stock ($0.63 per share)	—	—	(92,304)	—	—	(92,304)
BALANCE, SEPTEMBER 30, 2018	144,929,431	$1,766,221	$3,020,792	$(452,327)	$(89,836)	$4,244,850
BALANCE, JANUARY 1, 2017	144,167,451	$1,727,598	$2,187,676	$(439,387)	$(48,146)	$3,427,741
Net income	—	—	420,726	—	—	420,726
Other comprehensive income	—	—	—	—	15,929	15,929
Stock compensation costs	—	15,780	—	—	—	15,780
Net activity of common stock pursuant to various stock compensation plans and agreements	343,492	1,968	—	(12,663)	—	(10,695)
Cash dividends on common stock ($0.60 per share)	—	—	(87,585)	—	—	(87,585)
BALANCE, SEPTEMBER 30, 2017	144,510,943	$1,745,346	$2,520,817	$(452,050)	$(32,217)	$3,781,896

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

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$530,683	$420,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,777	123,008
Accretion of discount and amortization of premiums, net	(14,471)	(19,237)
Stock compensation costs	24,201	15,780
Deferred income tax expense (benefit)	1,371	(14,500)
Provision for credit losses	46,296	30,749
Net gains on sales of loans	(5,081)	(6,660)
Net gains on sales of available-for-sale investment securities	(2,374)	(6,733)
Net gains on sales of premises and equipment	(5,602)	(74,092)
Net gain on sale of business	(31,470)	(3,807)
Originations and purchases of loans held-for-sale	(17,642)	(15,069)
Proceeds from sales and paydowns/payoffs in loans held-for-sale	16,652	15,792
Proceeds from distributions received from equity method investees	2,670	2,329
Net change in accrued interest receivable and other assets	(38,164)	105,350
Net change in accrued expenses and other liabilities	92,036	95,432
Other net operating activities	(1,566)	385
Total adjustments	162,633	248,727
Net cash provided by operating activities	693,316	669,453
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in:
Loans held-for-investment	(2,160,858)	(2,967,873)
Interest-bearing deposits with banks	(24,925)	(74,254)
Investments in qualified affordable housing partnerships, tax credit and other investments	(72,983)	(130,061)
Payment for sale of business, net of cash transferred	(503,687)	—
Purchases of:
Resale agreements	(160,000)	(550,000)
Available-for-sale investment securities	(514,622)	(501,669)
Loans held-for-investment	(451,037)	(441,141)
Premises and equipment	(9,418)	(11,598)
Proceeds from sale of:
Available-for-sale investment securities	296,252	676,776
Loans held-for-investment	363,209	448,679
Other real estate owned (“OREO”)	3,602	5,431
Premises and equipment	—	116,021
Business, net of cash transferred	—	3,633
Paydowns and maturities of resale agreements	175,000	1,000,000
Proceeds from distributions received from equity method investees	4,264	6,142
Repayments, maturities and redemptions of available-for-sale investment securities	404,070	323,463
Other net investing activities	(3,002)	25,773
Net cash used in investing activities	(2,654,135)	(2,070,678)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in:
Deposits	2,092,022	1,385,625
Short-term borrowings	63,131	(36,604)
Proceeds from:
Issuance of common stock pursuant to various stock compensation plans and agreements	1,328	1,008
Payments for:
Repayment of long-term debt	(15,000)	(10,000)
Withholding taxes paid related to net share settlement of equity awards	(15,502)	(12,663)
Cash dividends on common stock	(92,632)	(87,880)
Net cash provided by financing activities	2,033,347	1,239,486
Effect of exchange rate changes on cash and cash equivalents	(28,333)	19,985
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	44,195	(141,754)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,174,592	1,878,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,218,787	$1,736,749

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$166,422	$98,409
Income taxes, net	$71,064	$11,800
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$363,591	$418,489
Loans transferred from held-for-sale to held-for-investment	$2,306	$—
Investment security transferred from held-to-maturity to available-for-sale	$—	$115,615

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of September 30, 2018, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Trusts are not included on the Consolidated Financial Statements.

The unaudited interim Consolidated Financial Statements are presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities, and general practices in the banking industry. They reflect all adjustments that, in the opinion of management, are necessary for fair statement of the interim period Consolidated Financial Statements. Certain items on the Consolidated Financial Statements and notes for the prior periods have been reclassified to conform to the current period presentation.

The current period’s results of operations are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the Consolidated Financial Statements are issued for inclusion in the accompanying Consolidated Financial Statements. The unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission on February 27, 2018 (the “Company’s 2017 Form 10-K”).

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires those amounts that are deemed to be restricted cash and restricted cash equivalents to be included in cash and cash equivalents balances on the Consolidated Statement of Cash Flows. In addition, the Company is required to explain the changes in the combined total of restricted and unrestricted balances on the Consolidated Statement of Cash Flows. The Company adopted this guidance in the first quarter of 2018 on a retrospective basis. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Under current GAAP, deferred tax assets and liabilities are to be adjusted for the effect of a change in tax laws or rates in net income of the reporting period that includes the enactment date. This accounting treatment resulted in the tax effect of items within AOCI not reflecting the appropriate tax rate. This guidance permits companies to reclassify the stranded tax effects resulting from the Tax Act from AOCI to retained earnings. The guidance is effective on January 1, 2019, with early adoption permitted. The Company early adopted this guidance in the first quarter of 2018 retrospectively. The Company has identified the unrealized losses for available-for-sale securities to be the only item in AOCI with stranded tax effects, and made a policy election to reclassify the related stranded tax effects using the “investment-by-investment” approach. The adoption of the guidance resulted in a cumulative-effect adjustment as of January 1, 2018 that increased retained earnings by $6.7 million and reduced AOCI by the same amount.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability in the accounting for lease transactions. The guidance requires lessees to recognize right-of-use assets and related lease liabilities for all leases with lease terms of more than 12 months on the Consolidated Balance Sheet, and provide quantitative and qualitative disclosures regarding key information about the leasing arrangements. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. ASU 2016-02 is effective on January 1, 2019, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides companies the option to continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year they adopt ASU 2016-02. Companies that elect this transition option recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company expects to adopt this guidance in the first quarter of 2019 using the optional transition method with a cumulative effect adjustment to retained earnings without restating prior period financial statements for comparable amounts. The Company has completed its review of its existing lease contracts and service contracts that may include embedded leases, and is in the process of implementing a new system to address this guidance and updating processes and internal controls for leasing activities. Based on current estimates, the Company expects to recognize right-of-use lease assets and liabilities within a range of approximately $95.0 million and $105.0 million at the date of adoption. The final financial statement impacts will depend on the Company’s lease portfolio at the time of adoption. The Company does not expect material changes to the recognition of operating lease expense on its Consolidated Statement of Income.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new current expected credit loss (“CECL”) impairment model applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loan receivables, available-for-sale and held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted in each period for changes in expected lifetime credit losses. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses, and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The guidance should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. While the Company is still evaluating the impact on its Consolidated Financial Statements, the Company expects that ASU 2016-13 may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses provides for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; 2) the nonaccretable difference on the purchased credit-impaired (“PCI”) loans will be recognized as an allowance, offset by an increase in the carrying value of the PCI loans; and 3) an allowance may be established for estimated credit losses on available-for-sale debt securities. The Company’s implementation efforts include, but are not limited to, identifying key interpretive issues, assessing its processes, identifying the system requirements against the new guidance to determine what modifications may be required, evaluating modeling methodologies for its portfolio segments and assessing potential macroeconomic factors that will be used to determine the reasonable and supportable forecast period.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, to make improvements to various Codification Topics. Some of the improvements include: 1) clarifying that the excess tax benefits for share-based compensation awards should be recognized in the period in which the amount of the deduction is determined; 2) one of the criteria “the intent to set off” under ASC 210-20-45-1 is not required to offset derivative assets and liabilities for certain amounts arising from derivative instruments recognized at fair value and executed with the same counterparty under a master netting agreement; and 3) clarifying the measurement of certain financial instruments. ASU 2018-09 is effective immediately upon issuance for amendments that do not require transition guidance. For the changes that have transitional guidance, the amendments are effective January 1, 2019. For the amendments that are effective immediately, there is no material impact on the Company’s Consolidated Financial Statements. The Company is in the process of evaluating the impact of the other amendments that are effective on January 1, 2019 on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosures Framework - Changes to the Disclosure Requirements for Fair Value Measurement, that eliminates, adds and modifies certain fair value measurement disclosure requirements. ASU 2018-13 is effective on January 1, 2020 with early adoption permitted. The guidance on changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments should be applied retrospectively. The Company will adopt this guidance on January 1, 2020 prospectively.

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

The sale of the Bank’s eight DCB branches was completed on March 17, 2018. The assets and liability of the DCB branches that were sold in this transaction primarily consisted of $613.7 million of deposits, $59.1 million of loans, $9.0 million of cash and cash equivalents and $7.9 million of premises and equipment. The transaction resulted in a net cash payment of $499.9 million by the Company to Flagstar Bank. After transaction costs, the sale resulted in a pre-tax gain of $31.5 million during the nine months ended September 30, 2018, which was reported as Net gain on sale of business on the Consolidated Statement of Income.

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

Level 3 Assets and Liabilities Valuation Process

The Company generally determines the fair value of Level 3 assets and liabilities by using internal valuation methodologies, which primarily include discounted cash flows techniques that require both observable and unobservable inputs. Unobservable inputs (such as volatility and liquidity discount) are generally derived from historic performance of similar instruments or determined from previous market trades in similar instruments. Such inputs can be derived from similar portfolios with known historic experience or recent trades where particular unobservable inputs may be implied. The Company compares each unobservable input to historic experience and other third-party data where available. The models developed under internal valuation methodologies are subject to review according to the Company’s risk management policies and procedures, which include model validation. Model validation includes review of supporting documentation and key components such as inputs, logic, processing components and output results. Validation also includes ensuring significant unobservable model inputs are appropriate given observable market transactions or other market data within the same or similar asset classes. The Company has ongoing monitoring procedures in place for Level 3 assets and liabilities that use internal valuation methodologies, which include but are not limited to the following:

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

Available-for-Sale Investment Securities — When available, the Company uses quoted market prices to determine the fair value of available-for-sale investment securities, which are classified as Level 1. Level 1 available-for-sale investment securities are primarily comprised of United States (“U.S.”) Treasury securities. The fair value of other available-for-sale investment securities is generally determined by independent external pricing service providers who have experience in valuing these securities or by the average quoted market prices obtained from independent external brokers. In obtaining such valuation information from third parties, the Company reviewed the methodologies used to develop the resulting fair value. The available-for-sale investment securities valued using such methods are classified as Level 2.

Equity Securities — Equity securities were comprised of mutual funds as of both September 30, 2018 and December 31, 2017. The Company uses Net Asset Value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps).  In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads are Level 3 inputs. As of September 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered into with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. During the nine months ended September 30, 2018, the Company entered into foreign currency swap contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. Dollar (“USD”) functional currency subsidiary in China. These foreign currency swap contracts were designated as net investment hedges. As of December 31, 2017, foreign exchange forward contracts were used to economically hedge the Company’s net investment in East West Bank (China) Limited. The fair value of foreign currency contracts is valued by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include forward rates and the interest rate curves of the domestic and foreign currency. Interest rate forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Contracts — The Company may periodically enter into credit risk participation agreement (“RPA”) contracts to manage the credit exposure on interest rate contracts associated with syndicated loans.  The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Accordingly, RPAs fall within Level 2.

Equity Contracts — The Company obtained equity warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process. As of September 30, 2018 and December 31, 2017, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company valued these warrants based on the Black-Scholes option pricing model. For equity warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a sensitivity analysis on the option volatility and liquidity discount assumptions is performed.

Commodity Contracts — In 2018, the Company entered into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. The fair value of the commodity option contracts is determined using the Black’s model and assumptions that include expectations of future commodity price and volatility. The future commodity contract price is derived from observable inputs such as the market price of the commodity. Commodity swaps are structured as an exchange of fixed cash flows for floating cash flows. The fixed cash flows are predetermined based on the known volumes and fixed price as specified in the swap agreement. The floating cash flows are correlated with the change of forward commodity prices, which is derived from market corroborated futures settlement prices. The fair value of the commodity swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) based on the market prices of the commodity. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$603,926	$603,926	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	228,656	—	228,656	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	365,070	—	365,070	—
Residential mortgage-backed securities	903,449	—	903,449	—
Municipal securities	72,824	—	72,824	—
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities:
Investment grade	15,926	—	15,926	—
Residential mortgage-backed securities:
Investment grade	10,362	—	10,362	—
Corporate debt securities:
Investment grade	10,942	—	10,942	—
Foreign bonds:
Investment grade	452,843	—	452,843	—
Asset-backed securities:
Investment grade	12,512	—	12,512	—
Total available-for-sale investment securities	$2,676,510	$603,926	$2,072,584	$—

Investments in tax credit and other investments:
Equity securities with readily determinable fair value (1)	$30,849	$20,373	$10,476	$—
Total investments in tax credit and other investments	$30,849	$20,373	$10,476	$—

Derivative assets:
Interest rate contracts	$72,618	$—	$72,618	$—
Foreign exchange contracts	11,095	—	11,095	—
Credit contracts	1	—	1	—
Equity contracts	2,409	—	1,737	672
Commodity contracts	12,980	—	12,980	—
Total derivative assets	$99,103	$—	$98,431	$672

Derivative liabilities:
Interest rate contracts	$114,658	$—	$114,658	$—
Foreign exchange contracts	11,075	—	11,075	—
Credit contracts	57	—	57	—
Commodity contracts	7,912	—	7,912	—
Total derivative liabilities	$133,702	$—	$133,702	$—

(1)	Equity securities with readily determinable fair value were comprised of mutual funds as of September 30, 2018.

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Treasury securities	$640,280	$640,280	$—	$—
U.S. government agency and U.S. government sponsored enterprise debt securities	203,392	—	203,392	—
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	318,957	—	318,957	—
Residential mortgage-backed securities	1,190,271	—	1,190,271	—
Municipal securities	99,982	—	99,982	—
Non-agency mortgage-backed securities:
Residential mortgage-backed securities:
Investment grade	9,117	—	9,117	—
Corporate debt securities:
Investment grade	37,003	—	37,003	—
Foreign bonds:
Investment grade	486,408	—	486,408	—
Other securities	31,342	20,735	10,607	—
Total available-for-sale investment securities	$3,016,752	$661,015	$2,355,737	$—

Derivative assets:
Interest rate contracts	$58,633	$—	$58,633	$—
Foreign exchange contracts	5,840	—	5,840	—
Credit contracts	1	—	1	—
Equity contracts	1,672	—	993	679
Total derivative assets	$66,146	$—	$65,467	$679

Derivative liabilities:
Interest rate contracts	$64,757	$—	$64,757	$—
Foreign exchange contracts	10,170	—	10,170	—
Credit contracts	8	—	8	—
Total derivative liabilities	$74,935	$—	$74,935	$—

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. As of September 30, 2018 and December 31, 2017, the only assets measured on a recurring basis that were classified as Level 3 were equity warrants issued by private companies. The following table presents a reconciliation of the beginning and ending balances of these warrants for the three and nine months ended September 30, 2018:

($ in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Equity warrants
Beginning balance	$648	$679
Total (losses) gains included in earnings (1)	(7)	161
Issuances	31	65
Settlements	—	(233)
Ending balance	$672	$672

(1)
Includes unrealized (losses) gains of $(7) thousand and $224 thousand for the three and nine months ended September 30, 2018, respectively. The realized/unrealized (losses) gains are included in Ancillary loan fees and other income on the Consolidated Statement of Income.

Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair value of the assets and liabilities become observable or unobservable in the current marketplace. The Company’s policy, with respect to transfers between levels of the fair value hierarchy, is to recognize transfers into and out of each level as of the end of the reporting period. There were no transfers of assets and liabilities measured on a recurring basis into and out of Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2018 and 2017.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of assets measured on a recurring basis classified as Level 3 as of September 30, 2018. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Input(s)	Weighted- Average
Derivative assets:
Equity warrants	$672	Black-Scholes option pricing model	Volatility	48%
			Liquidity discount	47%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally require the assets to be recorded at the lower of cost or fair value, or assessed for impairment.

Assets measured at fair value on a nonrecurring basis include certain non-PCI loans that are impaired, OREO and loans held-for-sale. These fair value adjustments result from impairment on certain non-PCI loans, application of fair value less costs to sell on OREO, or application of lower of cost or fair value on loans held-for-sale.

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

•
A specific reserve is established for an impaired loan based on the fair value of the underlying collateral, which may take the form of real estate, inventory, equipment, contracts or guarantees. The fair value of the underlying collateral is generally based on third-party appraisals, or an internal evaluation if a third-party appraisal is not required by regulations, which utilize one or more valuation techniques such as income, market and/or cost approaches.

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

The following tables present the carrying amounts of assets included on the Consolidated Balance Sheet that had fair value changes measured on a nonrecurring basis as of September 30, 2018 and December 31, 2017:

	Assets Measured at Fair Value on a Nonrecurring Basis as of September 30, 2018
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial lending:
Commercial and industrial (“C&I”)	$37,453	$—	$—	$37,453
Commercial real estate (“CRE”)	4,726	—	—	4,726
Consumer lending:
Single-family residential	2,567	—	—	2,567
Home equity lines of credit (“HELOCs”)	735	—	—	735
Total non-PCI impaired loans	$45,481	$—	$—	$45,481

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2017
($ in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial lending:
C&I	$31,404	$—	$—	$31,404
CRE	2,667	—	—	2,667
Construction and land	3,973	—	—	3,973
Consumer lending:
Single-family residential	144	—	—	144
Total non-PCI impaired loans	$38,188	$—	$—	$38,188
OREO	$9	$—	$—	$9

The following table presents the total change in value of assets for which a fair value adjustment has been included on the Consolidated Statement of Income for the three and nine months ended September 30, 2018 and 2017 and held as of those dates:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-PCI impaired loans:
Commercial lending:
C&I	$(8,508)	$(16,954)	$(7,204)	$(17,648)
CRE	50	6	61	81
Multifamily residential	—	(6)	—	(112)
Construction and land	—	—	—	(147)
Consumer lending:
Single-family residential	—	3	15	161
HELOCs	(188)	—	(262)	25
Total non-PCI impaired loans nonrecurring fair value losses	$(8,646)	$(16,951)	$(7,390)	$(17,640)
OREO nonrecurring fair value losses	$—	$(285)	$—	$(286)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of September 30, 2018 and December 31, 2017:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range(s) of Input(s)	Weighted- Average
September 30, 2018
Non-PCI impaired loans	$19,814	Discounted cash flows	Discount	4% — 7%	6%
	$4,453	Fair value of property	Selling cost	8%	8%
	$2,132	Fair value of collateral	Discount	100%	100%
	$19,082	Fair value of collateral	Contract value	NM	NM
December 31, 2017
Non-PCI impaired loans	$22,802	Discounted cash flows	Discount	4% — 10%	6%
	$9,773	Fair value of property	Selling cost	8%	8%
	$3,207	Fair value of collateral	Discount	20% — 32%	29%
	$2,406	Fair value of collateral	Contract value	NM	NM
OREO	$9	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of September 30, 2018 and December 31, 2017, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in Note 4 — Fair Value Measurement and Fair Value of Financial Instruments. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights that are included in Other assets, and accrued interest payable that is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet. During the first quarter of 2018, the Company adopted ASU 2016-01 and has updated its valuation methods as necessary to conform to an “exit price” concept as required by ASU 2016-01.

($ in thousands)	September 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,218,787	$2,218,787	$—	$—	$2,218,787
Interest-bearing deposits with banks	$400,900	$—	$400,900	$—	$400,900
Resale agreements (1)	$1,035,000	$—	$1,002,552	$—	$1,002,552
Restricted equity securities, at cost	$73,729	$—	$73,729	$—	$73,729
Loans held-for-sale	$3,114	$—	$3,114	$—	$3,114
Loans held-for-investment, net	$30,900,144	$—	$—	$31,003,048	$31,003,048
Mortgage servicing rights	$7,861	$—	$—	$12,077	$12,077
Accrued interest receivable	$136,932	$—	$136,932	$—	$136,932
Financial liabilities:
Demand, checking, savings and money market deposits	$24,928,338	$—	$24,928,338	$—	$24,928,338
Time deposits	$8,700,786	$—	$8,730,602	$—	$8,730,602
Short-term borrowings	$56,411	$—	$56,411	$—	$56,411
FHLB advances	$325,596	$—	$335,800	$—	$335,800
Repurchase agreements (1)	$50,000	$—	$89,106	$—	$89,106
Long-term debt	$156,770	$—	$162,566	$—	$162,566
Accrued interest payable	$21,579	$—	$21,579	$—	$21,579

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of September 30, 2018, $400.0 million out of $450.0 million of repurchase agreements were eligible for netting against resale agreements.

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

Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Resale agreements are recorded based on the values at which the securities are acquired. The market values of the underlying securities collateralizing the related receivables of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparty when deemed appropriate. Gross resale agreements were $1.44 billion and $1.45 billion as of September 30, 2018 and December 31, 2017, respectively. The weighted-average yields were 2.63% and 2.29% for the three months ended September 30, 2018 and 2017, respectively, and 2.59% and 2.13% for the nine months ended September 30, 2018 and 2017, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded at the values at which the securities are sold. As of September 30, 2018, the collateral for the repurchase agreements was comprised of U.S. Treasury securities and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities. The Company may have to provide additional collateral for the repurchase agreements, as necessary. Gross repurchase agreements were $450.0 million as of both September 30, 2018 and December 31, 2017. The weighted-average interest rates were 4.65% and 3.56% for the three months ended September 30, 2018 and 2017, respectively, and 4.36% and 3.42% for the nine months ended September 30, 2018 and 2017, respectively.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master repurchase agreements that provide the Company, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45-11. Collateral received includes securities that are not recognized on the Consolidated Balance Sheet. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheet against the related collateralized liability. Collateral received or pledged in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, but is usually delivered to and held by the third-party trustees. The collateral amounts received/pledged are limited for presentation purposes to the related recognized asset/liability balance for each counterparty, and accordingly, do not include excess collateral received/pledged.

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Received
Resale agreements	$1,435,000	$(400,000)	$1,035,000	$—	$(1,016,727)	(1)	$18,273

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Pledged
Repurchase agreements	$450,000	$(400,000)	$50,000	$—	$(50,000)	(2)	$—

($ in thousands)	December 31, 2017
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Received
Resale agreements	$1,450,000	$(400,000)	$1,050,000	$—	$(1,045,696)	(1)	$4,304

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Pledged
Repurchase agreements	$450,000	$(400,000)	$50,000	$—	$(50,000)	(2)	$—

(1)	Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

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

Note 6 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of available-for-sale investment securities carried at fair value, as of September 30, 2018 and December 31, 2017:

	September 30, 2018
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$625,449	$18	$(21,541)	$603,926
U.S. government agency and U.S. government sponsored enterprise debt securities	235,165	—	(6,509)	228,656
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	382,048	—	(16,978)	365,070
Residential mortgage-backed securities	931,107	1,530	(29,188)	903,449
Municipal securities	74,261	61	(1,498)	72,824
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities:
Investment grade (1)	16,030	—	(104)	15,926
Residential mortgage-backed securities:
Investment grade (1)	10,606	—	(244)	10,362
Corporate debt securities:
Investment grade (1)	11,250	—	(308)	10,942
Foreign bonds:
Investment grade (1) (2)	489,367	—	(36,524)	452,843
Asset-backed securities:
Investment grade (1)	12,610	—	(98)	12,512
Total available-for-sale investment securities	$2,787,893	$1,609	$(112,992)	$2,676,510

	December 31, 2017
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$651,395	$—	$(11,115)	$640,280
U.S. government agency and U.S. government sponsored enterprise debt securities	206,815	62	(3,485)	203,392
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	328,348	141	(9,532)	318,957
Residential mortgage-backed securities	1,199,869	3,964	(13,562)	1,190,271
Municipal securities	99,636	655	(309)	99,982
Non-agency mortgage-backed securities:
Residential mortgage-backed securities:
Investment grade (1)	9,136	3	(22)	9,117
Corporate debt securities:
Investment grade (1)	37,585	164	(746)	37,003
Foreign bonds:
Investment grade (1) (2)	505,396	24	(19,012)	486,408
Other securities (3)	31,887	—	(545)	31,342
Total available-for-sale investment securities	$3,070,067	$5,013	$(58,328)	$3,016,752

(1)
Available-for-sale investment securities rated BBB- or higher by Standard and Poor’s (“S&P”) or Baa3 or higher by Moody’s are considered investment grade.  Conversely, available-for-sale investment securities rated lower than BBB- by S&P or Baa3 by Moody’s are considered non-investment grade. Classifications are based on the lower of the credit ratings by S&P or Moody’s.

(2)	Fair value of foreign bonds include $438.4 million and $456.1 million of multilateral development bank bonds as of September 30, 2018 and December 31, 2017, respectively.

(3)
Other securities are comprised of mutual funds, which are equity securities with readily determinable fair value. Prior to the adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, these securities were reported as available-for-sale investment securities with changes in fair value recorded in other comprehensive income. Upon adoption of ASU 2016-01, which became effective January 1, 2018, these securities were reclassified from Available-for-sale investment securities to Investments in tax credit and other investments, net, with changes in fair value recorded in net income.

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s investment security portfolio, aggregated by investment category and the length of time that individual security has been in a continuous unrealized loss position, as of September 30, 2018 and December 31, 2017:

	September 30, 2018
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$143,663	$(3,890)	$412,691	$(17,651)	$556,354	$(21,541)
U.S. government agency and U.S. government sponsored enterprise debt securities	108,267	(2,531)	120,389	(3,978)	228,656	(6,509)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	105,717	(1,690)	259,353	(15,288)	365,070	(16,978)
Residential mortgage-backed securities	347,135	(7,135)	460,718	(22,053)	807,853	(29,188)
Municipal securities	23,881	(729)	16,389	(769)	40,270	(1,498)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities:
Investment grade	15,926	(104)	—	—	15,926	(104)
Residential mortgage-backed securities:
Investment grade	6,366	(12)	3,996	(232)	10,362	(244)
Corporate debt securities:
Investment grade	10,942	(308)	—	—	10,942	(308)
Foreign bonds:
Investment grade	65,783	(3,666)	387,060	(32,858)	452,843	(36,524)
Asset-backed securities:
Investment grade	12,512	(98)	—	—	12,512	(98)
Total available-for-sale investment securities	$840,192	$(20,163)	$1,660,596	$(92,829)	$2,500,788	$(112,992)

	December 31, 2017
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$168,061	$(1,005)	$472,219	$(10,110)	$640,280	$(11,115)
U.S. government agency and U.S. government sponsored enterprise debt securities	99,935	(623)	85,281	(2,862)	185,216	(3,485)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	113,775	(2,071)	191,827	(7,461)	305,602	(9,532)
Residential mortgage-backed securities	413,621	(4,205)	361,809	(9,357)	775,430	(13,562)
Municipal securities	8,490	(123)	8,588	(186)	17,078	(309)
Non-agency mortgage-backed securities:
Residential mortgage-backed securities:
Investment grade	4,599	(22)	—	—	4,599	(22)
Corporate debt securities:
Investment grade	—	—	11,905	(746)	11,905	(746)
Foreign bonds:
Investment grade	103,149	(1,325)	352,239	(17,687)	455,388	(19,012)
Other securities (1)	31,215	(545)	—	—	31,215	(545)
Total available-for-sale investment securities	$942,845	$(9,919)	$1,483,868	$(48,409)	$2,426,713	$(58,328)

(1)
Other securities are comprised of mutual funds, which are equity securities with readily determinable fair value. Prior to the adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, these securities were reported as available-for-sale investment securities with changes in fair value recorded in other comprehensive income. Upon adoption of ASU 2016-01, which became effective January 1, 2018, these securities were reclassified from Available-for-sale investment securities, at fair value to Investments in tax credit and other investments, net, with changes in fair value recorded in net income.

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

The unrealized losses were primarily attributable to the movement in the yield curve, in addition to widened liquidity and credit spreads. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, no impairment losses were recorded on the Company’s Consolidated Statement of Income for each of the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, the Company had 215 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of 127 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 16 investment grade foreign bonds and 21 U.S. Treasury securities. In comparison, as of December 31, 2017, the Company had 165 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of 98 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 25 U.S. Treasury securities and 16 investment grade foreign bonds. No OTTI credit losses were recognized for each of the three and nine months ended September 30, 2018 and 2017.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and tax expense related to the sales of available-for-sale investment securities for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sales	$39,377	$124,887	$296,252	$676,776
Gross realized gains	$35	$1,539	$2,374	$6,733
Related tax expense	$11	$647	$701	$2,831

Scheduled Maturities of Investment Securities

The following table presents the scheduled maturities of available-for-sale investment securities as of September 30, 2018:

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$555,390	$519,115
Due after one year through five years	684,781	659,431
Due after five years through ten years	248,519	242,054
Due after ten years	1,299,203	1,255,910
Total available-for-sale investment securities	$2,787,893	$2,676,510

Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

As of September 30, 2018 and December 31, 2017, available-for-sale investment securities with fair value of $429.8 million and $534.3 million, respectively, were primarily pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

Restricted equity securities include the FRB and the FHLB stock. Restricted equity securities are carried at cost as these securities do not have a readily determinable fair value. The following table presents the restricted equity securities as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018	December 31, 2017
FRB stock	$56,479	$56,271
FHLB stock	17,250	17,250
Total restricted equity securities	$73,729	$73,521

Note 7 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate risk and foreign currency risk, and to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates are not significant to earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company’s investment in its China subsidiary, East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of September 30, 2018 and December 31, 2017. The derivative asset and liability fair values are presented on a gross basis, prior to the application of master netting arrangements, and are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	September 30, 2018				December 31, 2017
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$31,026		$—	$7,696	$35,811		$—	$6,799
Net investment hedges:
Foreign exchange contracts	89,621		61	—	—		—	—
Total derivatives designated as hedging instruments	$120,647		$61	$7,696	$35,811		$—	$6,799

Derivatives not designated as hedging instruments:
Interest rate contracts	$11,729,334		$72,618	$106,962	$9,333,860		$58,633	$57,958
Foreign exchange contracts	1,405,339		11,034	11,075	770,215		5,840	10,170
Credit contracts	120,058		1	57	49,033		1	8
Equity contracts	—	(1)	2,409	—	—	(1)	1,672	—
Commodity contracts	—	(2)	12,980	7,912	—		—	—
Total derivatives not designated as hedging instruments	$13,254,731		$99,042	$126,006	$10,153,108		$66,146	$68,136

(1)
The Company held equity contracts in four public companies and 17 private companies as of September 30, 2018. In comparison, the Company held equity contracts in four public companies and 11 private companies as of December 31, 2017.

(2)
The notional amount of the Company’s commodity contracts entered with its customers totaled 2,667 thousand barrels of oil and 9,860 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of September 30, 2018. The Company entered into the same notional amounts of commodity contracts with mirrored terms with third-party financial institutions to mitigate its exposure.

Derivatives Designated as Hedging Instruments

Fair Value Hedges — The Company is exposed to changes in the fair value of certain certificates of deposit due to changes in the benchmark interest rates. The Company entered into interest rate swaps, which were designated as fair value hedges. The interest rate swaps involve the exchange of variable rate payments over the life of the agreements without the exchange of the underlying notional amounts.

The following table presents the net (losses) gains recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Losses) gains recorded in interest expense:
Recognized on interest rate swaps	$(241)	$37	$(2,089)	$(1,486)
Recognized on certificates of deposit	$520	$(116)	$2,239	$1,236

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of the hedged certificates of deposit as of September 30, 2018:

($ in thousands)	September 30, 2018
	Hedged Items Currently Designated
	Carrying Amount of the Hedged Assets (Liabilities) (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
Certificates of deposit	$(24,953)	$6,065

(1)	Represents the full carrying amount of the hedged certificates of deposit as of September 30, 2018.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions, and ASC 815, Derivatives and Hedging, allows hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency swap contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary of the Company in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate. The Company may de-designate the net investment hedges when the Company expects the hedge will cease to be highly effective. The portion of the net investment hedges recorded through the point of de-designation is included in the Foreign Currency Translation Adjustments within AOCI and will be reclassified into earnings only upon the sale or liquidation of the China subsidiary. During the first quarter of 2018, the Company entered into new foreign currency swap contracts designated as net investment hedges to hedge against the foreign currency exchange rate risk in connection with its investment in East West Bank (China) Limited. As of December 31, 2017, the Company economically hedged its foreign currency exposure in its China subsidiary through foreign exchange forward contracts, which were included as part of the Derivatives Not Designated as Hedging Instruments — Foreign Exchange Contracts caption as of December 31, 2017, as discussed below.

The following table presents the gains (losses) recorded on net investment hedges on a pre-tax basis for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gains (losses) recognized in AOCI	$2,960	$—	$6,745	$(648)
Gains (losses) recognized in Letters of credit fees and foreign exchange income (1)	$—	$—	$—	$(1,953)

(1)
Represents the gains (losses) recorded in the Consolidated Statement of Income related to the ineffective portion of net investment hedges prior to the adoption of ASU 2017-12, effective as of January 1, 2018. After the adoption, the fair value gains (losses) are recorded in the Foreign Currency Translation Adjustments within AOCI.

Derivatives Not Designated as Hedging Instruments

Interest Rate Contracts — The Company enters into interest rate contracts, which include interest rate swaps and options with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. Beginning in January 2018, the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlements of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset and liability fair values of $38.7 million and $1.8 million, respectively, as of September 30, 2018. Included in the total notional amount of $5.87 billion of interest rates contracts entered with financial counterparties was a notional amount of $1.67 billion of interest rate swaps that cleared through LCH as of September 30, 2018. The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of September 30, 2018 and December 31, 2017, respectively:

($ in thousands)	September 30, 2018
	Customer Counterparties			($ in thousands)	Financial Counterparties
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$907,651	$—	$782	Purchased options	$907,651	$795	$—
Sold collars and corridors	379,257	169	1,343	Collars and corridors	379,257	1,354	172
Swaps	4,574,216	8,520	97,897	Swaps	4,581,302	61,780	6,768
Total	$5,861,124	$8,689	$100,022	Total	$5,868,210	$63,929	$6,940

($ in thousands)	December 31, 2017
	Customer Counterparties			($ in thousands)	Financial Counterparties
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$691,548	$—	$223	Purchased options	$691,548	$233	$—
Sold collars and corridors	247,542	204	267	Collars and corridors	247,542	271	211
Swaps	3,724,295	32,241	24,879	Swaps	3,731,385	25,684	32,378
Total	$4,663,385	$32,445	$25,369	Total	$4,670,475	$26,188	$32,589

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered into with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations on certain foreign currency denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. As of December 31, 2017, the Company economically hedged its foreign currency exposure in its China subsidiary through foreign exchange forward contracts comprising $95.2 million and $7.2 million in notional value and fair value liability, respectively. A majority of the foreign exchange contracts have original maturities of one year or less. The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of September 30, 2018 and December 31, 2017, respectively:

($ in thousands)	September 30, 2018
	Customer Counterparty			Financial Counterparty
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Forwards and spot	$648,305	$6,780	$4,815	$115,547	$127	$213
Swaps	15,683	—	90	624,644	4,125	5,955
Collars	580	2	—	580	—	2
Total	$664,568	$6,782	$4,905	$740,771	$4,252	$6,170

($ in thousands)	December 31, 2017
	Customer Counterparty			Financial Counterparty
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Forwards and spot	$163,389	$2,189	$752	$155,872	$662	$7,800
Swaps	4,318	—	98	446,636	2,989	1,520
Total	$167,707	$2,189	$850	$602,508	$3,651	$9,320

Credit Contracts — The Company may periodically enter into RPA contracts to manage the credit exposure on interest rate contracts associated with syndicated loans.  The Company may enter into protection sold or protection purchased RPAs with institutional counterparties.  Under the RPA, the Company will receive or make a payment if a borrower defaults on the related interest rate contract.  The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the normal credit review process.  The referenced entities of the RPAs were investment grade as of both September 30, 2018 and December 31, 2017. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of September 30, 2018 and December 31, 2017, respectively:

($ in thousands)	September 30, 2018			December 31, 2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$109,344	$—	$57	$35,208	$—	$8
RPAs - protection purchased	10,714	1	—	13,825	1	—
Total RPAs	$120,058	$1	$57	$49,033	$1	$8

Assuming all underlying borrowers referenced in the interest rate contracts defaulted as of September 30, 2018 and December 31, 2017, the exposure from the RPAs with protections sold would be $1.3 million and $419 thousand, respectively.  As of September 30, 2018 and December 31, 2017, the weighted-average remaining maturities of the outstanding RPAs were 6.9 years and 6.0 years, respectively.

Equity Contracts — The Company has obtained equity warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process with these companies. The Company’s equity warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in four public companies and 17 private companies as of September 30, 2018, and held warrants in four public companies and 11 private companies as of December 31, 2017. The fair value of the warrants held in public and private companies was a $2.4 million asset and a $1.7 million asset as of September 30, 2018 and December 31, 2017, respectively.

Commodity Contracts — In 2018, the Company entered into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company entered into offsetting commodity contracts with third-party financial institutions. Beginning in January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments made to and received from CME as settlements of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to CME cleared derivative transactions resulted in a reduction in gross derivative asset and liability fair values of $127 thousand and $5.5 million, respectively, and a remaining net liability fair value of $855 thousand as of September 30, 2018. The notional quantities that cleared through CME totaled 965 thousand barrels of oil and 6,825 thousand MMBTUs of natural gas. The following table presents the notional amounts and fair values of the commodity derivative positions outstanding as of September 30, 2018. The Company did not have any commodity contracts in 2017.

($ and units in thousands)	September 30, 2018
	Customer Counterparties				($ and units in thousands)	Financial Counterparties
	Notional		Fair Value			Notional		Fair Value
	Unit	Amount	Assets	Liabilities		Unit	Amount	Assets	Liabilities
Crude oil:					Crude oil:
Written options	Barrels	725	$842	$128	Purchased options	Barrels	725	$—	$767
Collars	Barrels	802	3,363	—	Collars	Barrels	802	—	3,067
Swaps	Barrels	1,140	8,128	—	Swaps	Barrels	1,140	—	3,716
Total		2,667	$12,333	$128	Total		2,667	$—	$7,550

Natural gas:					Natural gas:
Collars	MMBTUs	1,360	$65	$—	Collars	MMBTUs	1,360	$—	$10
Swaps	MMBTUs	8,500	517	4	Swaps	MMBTUs	8,500	65	220
Total		9,860	$582	$4	Total		9,860	$65	$230

Total			$12,915	$132	Total			$65	$7,780

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Location in Consolidated Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Interest rate contracts	Derivative fees and other income	$653	$(94)	$1,847	$(1,838)
Foreign exchange contracts	Letters of credit fees and foreign exchange income	4,612	3,720	11,115	17,936
Credit contracts	Derivative fees and other income	20	—	(49)	1
Equity contracts	Ancillary loan fees and other income	531	669	970	1,455
Commodity contracts	Derivative fees and other income	(45)	—	(5)	—
Net gains		$5,771	$4,295	$13,878	$17,554

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of September 30, 2018 and December 31, 2017, the aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a net liability position were $8.1 million and $14.4 million, respectively, with collateral posted of $7.6 million and $14.6 million, respectively. In the event that the credit rating of East West Bank had been downgraded to below investment grade, the additional collateral that would have been required to be posted as of September 30, 2018 and December 31, 2017 would have been minimal.

Offsetting of Derivatives

The Company enters into International Swaps and Derivatives Association, Inc. (“ISDA”) master netting arrangements or similar agreements with a portion of the Company’s derivative counterparties. Where legally enforceable, these master netting agreements give the Company, in the event of default by the counterparty, the right to liquidate securities and offset cash with the same counterparty. Under ASC 815-10-45, payables and receivables with respect to cash collateral received from or paid to a given counterparty can be offset against derivative fair values under a master netting arrangement or similar agreement. GAAP does not permit similar offsetting for security collateral. The Company presents derivative fair values on a gross basis on its Consolidated Balance Sheets, prior to the application of counterparty and cash collateral netting. The following tables present gross derivatives on the Consolidated Balance Sheet and the respective collateral received or pledged in the form of other financial instruments, which are generally marketable securities and/or cash. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown. In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to elect to treat derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would record a related collateral payable or receivable.

($ in thousands)	As of September 30, 2018
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Derivative Amount		Collateral Received		Net Amount
Derivative Assets	$99,103	$2,751	$96,352	$—	$96,352	$(19,470)	(1)	$(52,262)	(2)	$24,620

	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Derivative Amount		Collateral Pledged		Net Amount
Derivative Liabilities	$133,702	$88	$133,614	$—	$133,614	$(19,470)	(1)	$(10,931)	(3)	$103,213

($ in thousands)	As of December 31, 2017
	Total	Contracts Not Subject to Master Netting Arrangements	Contracts Subject to Master Netting Arrangements
	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Derivative Amounts		Collateral Received		Net Amount
Derivative Assets	$66,146	$2,322	$63,824	$—	$63,824	$(20,242)	(1)	$(9,839)	(2)	$33,743

	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Recognized	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Derivative Amounts		Collateral Pledged		Net Amount
Derivative Liabilities	$74,935	$523	$74,412	$—	$74,412	$(20,242)	(1)	$(28,796)	(3)	$25,374

(1)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable master netting arrangements if the Company has elected to net.

(2)
Represents cash and securities received against derivative assets with the same counterparty that are subject to enforceable master netting arrangements, including $10.9 million and $8.6 million of cash collateral received as of September 30, 2018 and December 31, 2017, respectively.

(3)
Represents cash and securities pledged against derivative liabilities with the same counterparty that are subject to enforceable master netting arrangements, including $3.4 million and $10.7 million of cash collateral pledged as of September 30, 2018 and December 31, 2017, respectively.

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

The following table presents the composition of the Company’s non-PCI and PCI loans as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018			December 31, 2017
	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)
Commercial lending:
C&I	$11,514,640	$2,414	$11,517,054	$10,685,436	$11,795	$10,697,231
CRE	9,069,879	192,448	9,262,327	8,659,209	277,688	8,936,897
Multifamily residential	2,051,477	39,086	2,090,563	1,855,128	61,048	1,916,176
Construction and land	604,991	42	605,033	659,326	371	659,697
Total commercial lending	23,240,987	233,990	23,474,977	21,859,099	350,902	22,210,001
Consumer lending:
Single-family residential	5,583,195	101,392	5,684,587	4,528,911	117,378	4,646,289
HELOCs	1,707,798	9,642	1,717,440	1,768,917	14,007	1,782,924
Other consumer	333,181	—	333,181	336,504	—	336,504
Total consumer lending	7,624,174	111,034	7,735,208	6,634,332	131,385	6,765,717
Total loans held-for-investment	$30,865,161	$345,024	$31,210,185	$28,493,431	$482,287	$28,975,718
Allowance for loan losses	(310,010)	(31)	(310,041)	(287,070)	(58)	(287,128)
Loans held-for-investment, net	$30,555,151	$344,993	$30,900,144	$28,206,361	$482,229	$28,688,590

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(42.4) million and $(34.0) million as of September 30, 2018 and December 31, 2017, respectively.

(2)	Includes ASC 310-30 discount of $24.5 million and $35.3 million as of September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018 and December 31, 2017, loans totaling $20.39 billion and $18.88 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the FRB and the FHLB.

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

The following tables present the credit risk ratings for non-PCI loans by portfolio segment as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
Commercial lending:
C&I	$11,188,760	$218,861	$99,650	$7,369	$11,514,640
CRE	8,909,103	69,821	90,955	—	9,069,879
Multifamily residential	2,000,504	39,711	11,262	—	2,051,477
Construction and land	549,475	19,757	35,759	—	604,991
Total commercial lending	22,647,842	348,150	237,626	7,369	23,240,987
Consumer lending:
Single-family residential	5,575,271	3,145	4,779	—	5,583,195
HELOCs	1,695,085	4,502	8,211	—	1,707,798
Other consumer	330,687	3	2,491	—	333,181
Total consumer lending	7,601,043	7,650	15,481	—	7,624,174
Total	$30,248,885	$355,800	$253,107	$7,369	$30,865,161

($ in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
Commercial lending:
C&I	$10,369,516	$114,769	$180,269	$20,882	$10,685,436
CRE	8,484,635	65,616	108,958	—	8,659,209
Multifamily residential	1,839,958	—	15,170	—	1,855,128
Construction and land	614,441	4,590	40,295	—	659,326
Total commercial lending	21,308,550	184,975	344,692	20,882	21,859,099
Consumer lending:
Single-family residential	4,490,672	16,504	21,735	—	4,528,911
HELOCs	1,744,903	11,900	12,114	—	1,768,917
Other consumer	333,895	111	2,498	—	336,504
Total consumer lending	6,569,470	28,515	36,347	—	6,634,332
Total	$27,878,020	$213,490	$381,039	$20,882	$28,493,431

The following tables present the credit risk ratings for PCI loans by portfolio segment as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial lending:
C&I	$2,105	$133	$176	$—	$2,414
CRE	169,809	—	22,639	—	192,448
Multifamily residential	36,502	—	2,584	—	39,086
Construction and land	42	—	—	—	42
Total commercial lending	208,458	133	25,399	—	233,990
Consumer lending:
Single-family residential	100,815	185	392	—	101,392
HELOCs	8,970	206	466	—	9,642
Total consumer lending	109,785	391	858	—	111,034
Total (1)	$318,243	$524	$26,257	$—	$345,024

($ in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial lending:
C&I	$10,712	$57	$1,026	$—	$11,795
CRE	238,605	531	38,552	—	277,688
Multifamily residential	56,720	—	4,328	—	61,048
Construction and land	44	—	327	—	371
Total commercial lending	306,081	588	44,233	—	350,902
Consumer lending:
Single-family residential	113,905	1,543	1,930	—	117,378
HELOCs	12,642	—	1,365	—	14,007
Total consumer lending	126,547	1,543	3,295	—	131,385
Total (1)	$432,628	$2,131	$47,528	$—	$482,287

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized or guaranteed by government agencies, and in the process of collection. Non-PCI loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
Commercial lending:
C&I	$19,281	$8,143	$27,424	$34,783	$38,014	$72,797	$11,414,419	$11,514,640
CRE	21,163	27	21,190	5,486	19,266	24,752	9,023,937	9,069,879
Multifamily residential	4,092	—	4,092	1,092	669	1,761	2,045,624	2,051,477
Construction and land	2,284	—	2,284	—	—	—	602,707	604,991
Total commercial lending	46,820	8,170	54,990	41,361	57,949	99,310	23,086,687	23,240,987
Consumer lending:
Single-family residential	20,435	3,118	23,553	409	4,813	5,222	5,554,420	5,583,195
HELOCs	4,695	2,482	7,177	1,557	5,315	6,872	1,693,749	1,707,798
Other consumer	6	6	12	—	2,491	2,491	330,678	333,181
Total consumer lending	25,136	5,606	30,742	1,966	12,619	14,585	7,578,847	7,624,174
Total	$71,956	$13,776	$85,732	$43,327	$70,568	$113,895	$30,665,534	$30,865,161

($ in thousands)	December 31, 2017
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
Commercial lending:
C&I	$30,964	$82	$31,046	$27,408	$41,805	$69,213	$10,585,177	$10,685,436
CRE	3,414	466	3,880	5,430	21,556	26,986	8,628,343	8,659,209
Multifamily residential	4,846	14	4,860	1,418	299	1,717	1,848,551	1,855,128
Construction and land	758	—	758	—	3,973	3,973	654,595	659,326
Total commercial lending	39,982	562	40,544	34,256	67,633	101,889	21,716,666	21,859,099
Consumer lending:
Single-family residential	13,269	5,355	18,624	6	5,917	5,923	4,504,364	4,528,911
HELOCs	4,286	4,186	8,472	89	3,917	4,006	1,756,439	1,768,917
Other consumer	14	23	37	—	2,491	2,491	333,976	336,504
Total consumer lending	17,569	9,564	27,133	95	12,325	12,420	6,594,779	6,634,332
Total	$57,551	$10,126	$67,677	$34,351	$79,958	$114,309	$28,311,445	$28,493,431

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. Refer to the discussion on PCI loans within this note for additional details on interest income recognition. As of September 30, 2018 and December 31, 2017, PCI loans on nonaccrual status totaled $4.9 million and $5.3 million, respectively.

Loans in Process of Foreclosure

As of September 30, 2018 and December 31, 2017, consumer mortgage loans of $2.5 million and $6.6 million, respectively, were secured by residential real estate properties, for which formal foreclosure proceedings were in process in accordance with local requirements of the applicable jurisdictions. As of September 30, 2018, foreclosed residential real estate properties with carrying amounts of $615 thousand were included in total net OREO of $748 thousand. In comparison, a foreclosed residential real estate property with a carrying amount of $188 thousand was included in total net OREO of $830 thousand as of December 31, 2017.

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

The following tables present the additions to non-PCI TDRs for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended September 30,
	2018				2017
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial lending:
C&I	4	$7,992	$8,006	$3,619	10	$15,143	$14,927	$65
CRE	—	$—	$—	$—	1	$172	$172	$8

	Loans Modified as TDRs During the Nine Months Ended September 30,
($ in thousands)	2018				2017
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial lending:
C&I	4	$7,992	$8,006	$3,727	15	$29,541	$28,796	$10,365
CRE	1	$750	$798	$—	2	$1,699	$1,648	$8
Multifamily residential	—	$—	$—	$—	1	$3,655	$3,620	$112
Consumer lending:
Single-family residential	2	$404	$395	$(28)	—	$—	$—	$—
HELOCs	2	$1,546	$1,467	$—	—	$—	$—	$—

(1)	Includes subsequent payments after modification and reflects the balance as of September 30, 2018 and 2017.

(2)	The financial impact includes increases (decreases) in charge-offs and specific reserves recorded at the modification date.

The following tables present the non-PCI TDR modifications for the three and nine months ended September 30, 2018 and 2017 by modification type:

($ in thousands)	Modification Type During the Three Months Ended September 30,
	2018					2017
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other	Total	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other	Total
Commercial lending:
C&I	$8,006	$—	$—	$—	$8,006	$14,903	$24	$—	$—	$14,927
CRE	—	—	—	—	—	172	—	—	—	172
Total commercial lending	8,006	—	—	—	8,006	15,075	24	—	—	15,099
Total	$8,006	$—	$—	$—	$8,006	$15,075	$24	$—	$—	$15,099

($ in thousands)	Modification Type During the Nine Months Ended September 30,
	2018					2017
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other	Total	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other	Total
Commercial lending:
C&I	$8,006	$—	$—	$—	$8,006	$18,289	$10,507	$—	$—	$28,796
CRE	—	—	798	—	798	1,648	—	—	—	1,648
Multifamily residential	—	—	—	—	—	3,620	—	—	—	3,620
Total commercial lending	8,006	—	798	—	8,804	23,557	10,507	—	—	34,064
Consumer lending:
Single-family residential	64	—	—	331	395	—	—	—	—	—
HELOCs	1,400	—	—	67	1,467	—	—	—	—	—
Total consumer lending	1,464	—	—	398	1,862	—	—	—	—	—
Total	$9,470	$—	$798	$398	$10,666	$23,557	$10,507	$—	$—	$34,064

(1)	Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Includes principal and interest deferments or reductions.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to be in default. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following tables present information on loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three and nine months ended September 30, 2018 and 2017, and were still in default at the respective period end:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended September 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial lending:
C&I	—	$—	1	$9,386
CRE	1	$186	—	$—

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Nine Months Ended September 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial lending:
C&I	—	$—	1	$9,386
CRE	1	$186	—	$—
Consumer lending:
HELOCs	—	$—	1	$48

The amount of additional funds committed to lend to borrowers whose terms have been modified was $2.1 million and $5.1 million as of September 30, 2018 and December 31, 2017, respectively.

Impaired Loans

The following tables present information on non-PCI impaired loans as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial lending:
C&I	$105,527	$33,693	$52,903	$86,596	$14,496
CRE	37,563	27,742	3,264	31,006	436
Multifamily residential	6,880	2,973	3,125	6,098	100
Total commercial lending	149,970	64,408	59,292	123,700	15,032
Consumer lending:
Single-family residential	14,610	2,567	10,849	13,416	36
HELOCs	8,333	3,020	5,196	8,216	266
Other consumer	2,491	—	2,491	2,491	2,491
Total consumer lending	25,434	5,587	18,536	24,123	2,793
Total non-PCI impaired loans	$175,404	$69,995	$77,828	$147,823	$17,825

($ in thousands)	December 31, 2017
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial lending:
C&I	$130,773	$36,086	$62,599	$98,685	$16,094
CRE	41,248	28,699	6,857	35,556	684
Multifamily residential	11,164	8,019	2,617	10,636	88
Construction and land	4,781	3,973	—	3,973	—
Total commercial lending	187,966	76,777	72,073	148,850	16,866
Consumer lending:
Single-family residential	15,501	—	14,338	14,338	534
HELOCs	5,484	2,287	2,921	5,208	4
Other consumer	2,491	—	2,491	2,491	2,491
Total consumer lending	23,476	2,287	19,750	22,037	3,029
Total non-PCI impaired loans	$211,442	$79,064	$91,823	$170,887	$19,895

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
Commercial lending:
C&I	$81,610	$328	$97,494	$295	$83,195	$1,210	$99,153	$921
CRE	31,261	116	37,489	179	31,879	348	37,238	535
Multifamily residential	6,132	56	12,532	108	6,215	200	12,540	324
Construction and land	—	—	4,337	—	—	—	4,484	—
Total commercial lending	119,003	500	151,852	582	121,289	1,758	153,415	1,780
Consumer lending:
Single-family residential	13,460	119	16,124	111	13,549	403	16,141	325
HELOCs	8,260	18	4,492	14	8,306	89	4,455	41
Other consumer	2,491	—	—	—	2,491	—	—	—
Total consumer lending	24,211	137	20,616	125	24,346	492	20,596	366
Total non-PCI impaired loans	$143,214	$637	$172,468	$707	$145,635	$2,250	$174,011	$2,146

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal, not as interest income.

Allowance for Credit Losses

The following table presents a summary of activities in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-PCI Loans
Allowance for non-PCI loans, beginning of period	$301,511	$276,238	$287,070	$260,402
Provision for loan losses on non-PCI loans	12,650	13,458	47,722	32,184
Gross charge-offs:
Commercial lending:
C&I	(4,462)	(7,359)	(36,441)	(19,802)
Construction and land	—	—	—	(149)
Consumer lending:
Single-family residential	—	—	(1)	(1)
HELOCs	—	(55)	—	(55)
Other consumer	(6)	(10)	(185)	(17)
Total gross charge-offs	(4,468)	(7,424)	(36,627)	(20,024)
Gross recoveries:
Commercial lending:
C&I	411	1,962	8,841	9,205
CRE	2	549	431	1,541
Multifamily residential	77	634	1,471	1,329
Construction and land	23	61	716	173
Consumer lending:
Single-family residential	295	175	1,108	429
HELOCs	—	—	—	24
Other consumer	1	2	2	142
Total gross recoveries	809	3,383	12,569	12,843
Net charge-offs	(3,659)	(4,041)	(24,058)	(7,181)
Foreign currency translation adjustments	(492)	203	(724)	453
Allowance for non-PCI loans, end of period	310,010	285,858	310,010	285,858

PCI Loans
Allowance for PCI loans, beginning of period	39	78	58	118
Reversal of loan losses on PCI loans	(8)	(10)	(27)	(50)
Allowance for PCI loans, end of period	31	68	31	68
Allowance for loan losses	$310,041	$285,926	$310,041	$285,926

For further information on accounting policies and the methodologies used to estimate the allowance for credit losses and loan charge-offs, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

The following table presents a summary of activities in the allowance for unfunded credit reserves for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Allowance for unfunded credit reserves, beginning of period	$14,019	$15,188	$13,318	$16,121
Reversal of unfunded credit reserves	(2,100)	(452)	(1,399)	(1,385)
Allowance for unfunded credit reserves, end of period	$11,919	$14,736	$11,919	$14,736

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

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$14,496	$436	$100	$—	$36	$266	$2,491	$17,825
Collectively evaluated for impairment	167,261	44,961	17,655	24,433	30,609	5,496	1,770	292,185
Acquired with deteriorated credit quality	—	31	—	—	—	—	—	31
Total	$181,757	$45,428	$17,755	$24,433	$30,645	$5,762	$4,261	$310,041

Recorded investment in loans
Individually evaluated for impairment	$86,596	$31,006	$6,098	$—	$13,416	$8,216	$2,491	$147,823
Collectively evaluated for impairment	11,428,044	9,038,873	2,045,379	604,991	5,569,779	1,699,582	330,690	30,717,338
Acquired with deteriorated credit quality (1)	2,414	192,448	39,086	42	101,392	9,642	—	345,024
Total (1)	$11,517,054	$9,262,327	$2,090,563	$605,033	$5,684,587	$1,717,440	$333,181	$31,210,185

($ in thousands)	December 31, 2017
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$16,094	$684	$88	$—	$534	$4	$2,491	$19,895
Collectively evaluated for impairment	146,964	40,495	19,021	26,881	25,828	7,350	636	267,175
Acquired with deteriorated credit quality	—	58	—	—	—	—	—	58
Total	$163,058	$41,237	$19,109	$26,881	$26,362	$7,354	$3,127	$287,128

Recorded investment in loans
Individually evaluated for impairment	$98,685	$35,556	$10,636	$3,973	$14,338	$5,208	$2,491	$170,887
Collectively evaluated for impairment	10,586,751	8,623,653	1,844,492	655,353	4,514,573	1,763,709	334,013	28,322,544
Acquired with deteriorated credit quality (1)	11,795	277,688	61,048	371	117,378	14,007	—	482,287
Total (1)	$10,697,231	$8,936,897	$1,916,176	$659,697	$4,646,289	$1,782,924	$336,504	$28,975,718

(1)	Loans net of ASC 310-30 discount.

Purchased Credit-Impaired Loans

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

The following table presents the changes in accretable yield for PCI loans for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accretable yield for PCI loans, beginning of period	$85,052	$118,625	$101,977	$136,247
Accretion	(7,357)	(10,747)	(27,575)	(32,108)
Changes in expected cash flows	1,638	2,078	4,931	5,817
Accretable yield for PCI loans, end of period	$79,333	$109,956	$79,333	$109,956

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of September 30, 2018, loans held-for-sale of $3.1 million consisted of C&I and single-family residential loans. In comparison, as of December 31, 2017, loans held-for-sale of $85 thousand consisted of single-family residential loans.

Loan Purchases, Sales and Transfers

From time to time, the Company purchases and sells loans in the secondary market. Certain purchased loans are transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables present information on loan purchases into held-for-investment portfolio, reclassification of loans held-for-investment to/from held-for-sale, and sales during the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30, 2018
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale (1)	$53,149	$9,830	$—	$—	$14,981	$—	$77,960
Loans transferred from held-for-sale to held-for-investment	$2,306	$—	$—	$—	$—	$—	$2,306
Sales (2)(3)(4)	$62,744	$9,830	$—	$—	$20,844	$—	$93,418
Purchases (5)	$47,809	$—	$2,518	$—	$10,759	$—	$61,086

($ in thousands)	Three Months Ended September 30, 2017
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale (1)	$58,786	$14,803	$—	$923	$—	$—	$74,512
Sales (2)(3)(4)	$69,750	$14,803	$—	$923	$5,771	$—	$91,247
Purchases (5)	$63,590	$—	$178	$—	$8,648	$—	$72,416

($ in thousands)	Nine Months Ended September 30, 2018
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale (1)	$298,989	$49,621	$—	$—	$14,981	$—	$363,591
Loans transferred from held-for-sale to held-for-investment	$2,306	$—	$—	$—	$—	$—	$2,306
Sales (2)(3)(4)	$305,435	$49,621	$—	$—	$31,565	$—	$386,621
Purchases (5)	$398,171	$—	$5,953	$—	$46,784	$—	$450,908

($ in thousands)	Nine Months Ended September 30, 2017
	Commercial Lending				Consumer Lending
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale (1)	$382,862	$33,236	$532	$1,610	$249	$—	$418,489
Sales (2)(3)(4)	$382,870	$33,236	$532	$1,610	$15,513	$22,191	$455,952
Purchases (5)	$431,318	$—	$1,018	$—	$8,776	$—	$441,112

(1)
The Company recorded $110 thousand and $13.5 million in write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and nine months ended September 30, 2018, respectively, and $232 thousand and $441 thousand for the three and nine months ended September 30, 2017, respectively.

(2)
Includes originated loans sold of $58.9 million and $252.1 million for the three and nine months ended September 30, 2018, respectively, and $33.8 million and $101.4 million for the three and nine months ended September 30, 2017, respectively. Originated loans sold during the three months ended September 30, 2018 were primarily C&I and single-family residential loans. Originated loans sold during the nine months ended September 30, 2018 were primarily C&I loans. In comparison, originated loans sold during the three and nine months ended September 30, 2017 were primarily C&I and CRE loans.

(3)
Includes purchased loans sold in the secondary market of $34.5 million and $134.5 million for the three and nine months ended September 30, 2018, respectively, and $57.4 million and $354.5 million for the three and nine months ended September 30, 2017, respectively.

(4)
Net gains on sales of loans, excluding the lower of cost or fair value adjustments, were $1.1 million and $5.1 million for the three and nine months ended September 30, 2018, respectively, and $2.4 million and $6.7 million for the three and nine months ended September 30, 2017, respectively. No lower of cost or fair value adjustments were recorded for each of the three months ended September 30, 2018 and 2017, and nine months ended September 30, 2018. The Company recorded a lower of cost or fair value adjustment of $61 thousand for the nine months ended September 30, 2017, which was included in Net gains on sales of loans on the Consolidated Statement of Income.

(5)	C&I loan purchases for each of the three and nine months ended September 30, 2018 and 2017 were mainly comprised of C&I syndicated loans.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018	December 31, 2017
Investments in qualified affordable housing partnerships, net	$148,097	$162,824
Accrued expenses and other liabilities — Unfunded commitments	$50,168	$55,815

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Tax credits and other tax benefits recognized	$9,425	$15,840	$27,520	$35,027
Amortization expense included in income tax expense	$7,236	$8,944	$21,009	$22,945

Investments in Tax Credit and Other Investments, Net

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018	December 31, 2017
Investments in tax credit and other investments, net	$232,194	$224,551
Accrued expenses and other liabilities — Unfunded commitments	$94,222	$113,372

The following table presents additional information related to the Company’s investments in tax credit and other investments, net, for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense included in noninterest expense	$20,789	$23,827	$58,670	$66,059

As a result of the adoption of ASU 2016-01 in the first quarter of 2018, $30.8 million of equity securities with readily determinable fair values were included in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet as of September 30, 2018. These equity securities are CRA investments and were measured at fair value with changes in fair value recorded in net income. The unrealized losses recognized during the three and nine months ended September 30, 2018 on these equity securities totaled $185 thousand and $798 thousand, respectively.

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

Note 10 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.5 million and $469.4 million as of September 30, 2018 and December 31, 2017, respectively. The $3.9 million decrease in goodwill was due to the sale of the Bank’s DCB branches in March 2018, for which the associated allocated goodwill was written off. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s three operating segments, Retail Banking, Commercial Banking and Other, are equivalent to the Company’s reporting units. For complete discussion and disclosure, see Note 16 — Business Segments to the Consolidated Financial Statements.

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2017, and concluded that there was no goodwill impairment as the fair value of all reporting units exceeded their respective carrying value. There were no triggering events during the three and nine months ended September 30, 2018, and therefore, no additional goodwill impairment analysis was performed. No assurance can be given that goodwill will not be written down in future periods. Refer to Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2017 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions and are included in Other assets on the Consolidated Balance Sheet. These intangibles are tested for impairment on an annual basis, or more frequently as events occur or current circumstances and conditions warrant. Core deposit intangibles associated with the sale of the Bank’s DCB branches with a net carrying value of $1.0 million were written off in the first quarter of 2018. There were no impairment write-downs on the remaining core deposit intangibles for each of the three and nine months ended September 30, 2018 and 2017.

The following table presents the gross carrying value of core deposit intangible assets and accumulated amortization as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018	December 31, 2017
Gross balance (1)	$86,099	$100,166
Accumulated amortization (1)	(70,304)	(79,112)
Net carrying balance (1)	$15,795	$21,054

(1)	Excludes fully amortized core deposit intangible assets.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $1.3 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $4.2 million and $5.3 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of September 30, 2018:

Year Ended December 31,	Amount ($ in thousands)
Remainder of 2018	$1,266
2019	4,518
2020	3,634
2021	2,749
2022	1,865
Thereafter	1,763
Total	$15,795

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

The following table presents the Company’s credit-related commitments as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018	December 31, 2017
Loan commitments	$5,097,885	$5,075,480
Commercial letters of credit and SBLCs	$1,711,384	$1,655,897

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of September 30, 2018, total letters of credit of $1.71 billion were comprised of SBLCs of $1.64 billion and commercial letters of credit of $67.2 million.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves, and amounted to $11.7 million as of September 30, 2018 and $12.7 million as of December 31, 2017. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Guarantees — The Company sells or securitizes loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to repurchase up to the recourse component of the loans if the loans default. The total unpaid principal balance of single-family and multifamily residential loans sold or securitized with recourse amounted to $107.5 million and $113.7 million as of September 30, 2018 and December 31, 2017, respectively. The maximum potential future payments up to the recourse component that the Company was obligated to repurchase amounted to $50.2 million and $38.7 million as of September 30, 2018 and December 31, 2017, respectively. The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves and totaled $181 thousand and $214 thousand as of September 30, 2018 and December 31, 2017, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements. As of September 30, 2018 and December 31, 2017, these commitments were $144.4 million and $169.2 million, respectively, and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

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

The following tables present revenue from contracts with customers within the scope of ASC 606 and other noninterest income, segregated by operating segments for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30, 2018
	Retail Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers (1):
Branch fees:
Deposit service charges and related fee income	$5,488	$3,133	$6	$8,627
Card income	949	201	—	1,150
Wealth management fees	3,401	134	—	3,535
Total revenue from contracts with customers	$9,838	$3,468	$6	$13,312
Other sources of noninterest income (2)	3,299	24,393	5,498	33,190
Total noninterest income	$13,137	$27,861	$5,504	$46,502

($ in thousands)	Three Months Ended September 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers (1):
Branch fees:
Deposit service charges and related fee income	$6,082	$2,973	$132	$9,187
Card income	996	210	—	1,206
Wealth management fees	3,165	296	—	3,461
Total revenue from contracts with customers	$10,243	$3,479	$132	$13,854
Other sources of noninterest income (2)	5,825	26,837	2,954	35,616
Total noninterest income	$16,068	$30,316	$3,086	$49,470

($ in thousands)	Nine Months Ended September 30, 2018
	Retail Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers (1):
Branch fees:
Deposit service charges and related fee income	$17,240	$9,147	$412	$26,799
Card income	2,952	596	—	3,548
Wealth management fees	10,698	291	—	10,989
Total revenue from contracts with customers	$30,890	$10,034	$412	$41,336
Other sources of noninterest income (2)	41,280	76,009	10,589	127,878
Total noninterest income	$72,170	$86,043	$11,001	$169,214

($ in thousands)	Nine Months Ended September 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers (1):
Branch fees:
Deposit service charges and related fee income	$18,076	$8,527	$358	$26,961
Card income	3,052	625	—	3,677
Wealth management fees	9,660	1,517	—	11,177
Total revenue from contracts with customers	$30,788	$10,669	$358	$41,815
Other sources of noninterest income (2)	12,485	71,965	86,277	170,727
Total noninterest income	$43,273	$82,634	$86,635	$212,542

(1)
There were no adjustments to the Company’s financial statements recorded as a result of the adoption of ASC 606. For comparability, the Company has adjusted prior period amounts to conform to the current period’s presentation.

(2)	Primarily represents revenue from contracts with customers that are out of the scope of ASC 606.

Generally, the Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are typically satisfied as services are rendered. The Company generally records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services. The Company records contract assets when services are provided to customers before payment is received or before payment is due. Since the Company receives payments for its services during the period or at the time services are provided, there were no contract asset or receivable balances as of both September 30, 2018 and December 31, 2017.

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

Branch Fees — Card Income

Card income is comprised of merchant referral fees and interchange income. For merchant referral fees, the Company provides marketing and referral services to acquiring banks for merchant card processing services and earns variable referral fees based on transaction activities. The Company satisfies its performance obligation over time as the Company identifies, solicits, and refers business customers who are provided such services. The Company receives monthly fees net of consideration it pays to the acquiring bank performing the merchant card processing services. The Company recognizes revenue on a monthly basis when the uncertainty associated with the variable referral fees is resolved after the Company receives monthly statements from the acquiring bank. For interchange income, the Company, as a card issuer, has a stand ready performance obligation to authorize, clear, and settle card transactions. The Company earns, or pays, interchange fees, which are percentage-based on each transaction, and based on rates published by the corresponding payment network for transactions processed using their network. The Company measures its progress toward the satisfaction of its performance obligation over time, as services are rendered, and the Company provides continuous access to this service and settles transactions as its customer, the payment network, requires. Interchange income is presented net of direct costs paid to the customer and entities in their distribution chain, which are transaction-based expenses such as rewards program expenses and certain network costs. Revenue is recognized when the net profit is determined by the payment networks at the end of each day.

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

Note 13 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, stock purchase warrants, phantom stock and dividend equivalents to certain employees and non-employee directors of the Company and its subsidiaries. There were no outstanding stock options, stock appreciation rights, stock purchase warrants, or RSAs as of both September 30, 2018 and 2017.

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

The following table presents a summary of the total share-based compensation expense and the related net tax benefit associated with the Company’s various employee share-based compensation plans for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock compensation costs	$10,986	$5,665	$24,201	$15,780
Related net tax benefits for stock compensation plans	$187	$151	$5,062	$4,614

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs for the nine months ended September 30, 2018 based on the target amount of awards:

	Nine Months Ended September 30, 2018
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, at beginning of period	1,166,580	$42.00	424,299	$41.44
Granted	418,940	67.15	120,286	70.13
Vested	(343,506)	39.81	(133,295)	41.15
Forfeited	(105,174)	50.17	—	—
Outstanding, at end of period	1,136,840	$51.17	411,290	$49.93

As of September 30, 2018, total unrecognized compensation costs related to time-based and performance-based RSUs amounted to $36.8 million and $14.0 million, respectively. These costs are expected to be recognized over a weighted-average period of 2.06 years and 1.96 years for time-based and performance-based RSUs, respectively.

Note 14 — Stockholders’ Equity and Earnings Per Share

Warrants — The Company acquired MetroCorp Bancshares, Inc., (“MetroCorp”) on January 17, 2014. Prior to the acquisition, MetroCorp had outstanding warrants to purchase 771,429 shares of its common stock. Upon the acquisition, the rights of the warrant holders were converted into the rights to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrants had not been exercised as of September 30, 2018.

Earnings Per Share — Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period, plus any incremental dilutive common share equivalents calculated for warrants and RSUs outstanding using the treasury stock method.

The following table presents the EPS calculations for the three and nine months ended September 30, 2018 and 2017:

($ and shares in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic
Net income	$171,302	$132,660	$530,683	$420,726

Basic weighted-average number of shares outstanding	144,921	144,498	144,829	144,412
Basic EPS	$1.18	$0.92	$3.66	$2.91

Diluted
Net income	$171,302	$132,660	$530,683	$420,726

Basic weighted-average number of shares outstanding	144,921	144,498	144,829	144,412
Diluted potential common shares (1)	1,252	1,384	1,329	1,437
Diluted weighted-average number of shares outstanding (1)	146,173	145,882	146,158	145,849
Diluted EPS	$1.17	$0.91	$3.63	$2.88

(1)	Includes dilutive shares from RSUs and warrants for the three and nine months ended September 30, 2018 and 2017.

For the three and nine months ended September 30, 2018, 7,344 and 6,371 weighted-average anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation. For the three and nine months ended September 30, 2017, 4,103 and 6,149 weighted-average anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation.

Note 15 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,
	2018			2017
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Beginning balance	$(64,822)	$(6,645)	$(71,467)	$(18,950)	$(15,231)	$(34,181)
Net unrealized (losses) gains arising during the period	(13,584)	(4,761)	(18,345)	(1,014)	3,870	2,856
Amounts reclassified from AOCI	(24)	—	(24)	(892)	—	(892)
Changes, net of tax	(13,608)	(4,761)	(18,369)	(1,906)	3,870	1,964
Ending balance	$(78,430)	$(11,406)	$(89,836)	$(20,856)	$(11,361)	$(32,217)

($ in thousands)	Nine Months Ended September 30,
	2018			2017
	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Beginning balance	$(30,898)	$(6,621)	$(37,519)	$(28,772)	$(19,374)	$(48,146)
Cumulative effect of change in accounting principle related to marketable equity securities (2)	385	—	385	—	—	—
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (3)	(6,656)	—	(6,656)	—	—	—
Beginning balance, adjusted	(37,169)	(6,621)	(43,790)	(28,772)	(19,374)	(48,146)
Net unrealized (losses) gains arising during the period	(39,588)	(4,785)	(44,373)	11,818	8,013	19,831
Amounts reclassified from AOCI	(1,673)	—	(1,673)	(3,902)	—	(3,902)
Changes, net of tax	(41,261)	(4,785)	(46,046)	7,916	8,013	15,929
Ending balance	$(78,430)	$(11,406)	$(89,836)	$(20,856)	$(11,361)	$(32,217)

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

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,
	2018			2017
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized losses arising during the period	$(19,319)	$5,735	$(13,584)	$(1,749)	$735	$(1,014)
Net realized gains reclassified into net income (1)	(35)	11	(24)	(1,539)	647	(892)
Net change	(19,354)	5,746	(13,608)	(3,288)	1,382	(1,906)
Foreign currency translation adjustments:
Net unrealized (losses) gains arising during the period	(4,761)	—	(4,761)	3,870	—	3,870
Net change	(4,761)	—	(4,761)	3,870	—	3,870
Other comprehensive (loss) income	$(24,115)	$5,746	$(18,369)	$582	$1,382	$1,964

($ in thousands)	Nine Months Ended September 30,
	2018			2017
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized (losses) gains arising during the period	$(56,238)	$16,650	$(39,588)	$20,392	$(8,574)	$11,818
Net realized gains reclassified into net income (1)	(2,374)	701	(1,673)	(6,733)	2,831	(3,902)
Net change	(58,612)	17,351	(41,261)	13,659	(5,743)	7,916
Foreign currency translation adjustments:
Net unrealized (losses) gains arising during the period	(4,785)	—	(4,785)	8,013	—	8,013
Net change	(4,785)	—	(4,785)	8,013	—	8,013
Other comprehensive (loss) income	$(63,397)	$17,351	$(46,046)	$21,672	$(5,743)	$15,929

(1)
For the three and nine months ended September 30, 2018 and 2017, pre-tax amounts were reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statement of Income.

Note 16 — Business Segments

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company. The Company has identified three operating segments for purposes of management reporting: (1) Retail Banking; (2) Commercial Banking; and (3) Other. These three business segments meet the criteria of an operating segment: the segment engages in business activities from which it earns revenues and incurs expenses; its operating results are regularly reviewed by the Company’s chief operating decision makers to render decisions about resources to be allocated to the segments and assess its performance; and discrete financial information is available.

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

Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of certain operating and administrative costs and the provision for credit losses. Net interest income is allocated based on the Company’s internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense directly attributable to a segment is assigned to the related business segment. Indirect costs, including technology-related costs and corporate overhead, are allocated based on that segment’s estimated usage using factors including, but not limited to, full-time equivalent employees, net interest margin, and loan and deposit volume. The provision for credit losses is based on charge-offs for the period as well as an allocation of the remaining consolidated provision expense based on the average loan balances for each segment during the period.

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

In reporting segment net income prior to the fourth quarter of 2017, the Company applied the consolidated effective tax rate to all of its business segments, and allocated the amortization of tax credit and other investments, along with the tax benefit, from the Other segment to the Retail Banking and Commercial Banking segments. In the fourth quarter of 2017, the Company changed its methodology to measure the after-tax income of the Retail Banking and Commercial Banking segments using the applicable statutory tax rates, with the Other segment receiving the residual tax expense or benefit to arrive at the consolidated effective tax rate. With this change, the tax benefit and amortization of tax credit and other investments, which had both previously been allocated to each segment, are now only allocated to the Other segment. The Company has also allocated indirect costs to noninterest expense by segment for management reporting. In addition, operating segment income, which had previously been presented on a before-tax basis only, has been revised to be presented on both a before and an after-tax basis.

Changes in the Company’s management structure and allocation or reporting methodologies may result in changes in the measurement of operating segment results. For comparability, results for prior year periods are generally reclassified for such changes, unless it is deemed not practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Three Months Ended September 30, 2018
Interest income	$120,449	$271,760	$29,976	$422,185
Charge for funds used	(65,499)	(139,986)	(10,158)	(215,643)
Interest spread on funds used	54,950	131,774	19,818	206,542
Interest expense	(41,207)	(13,808)	(18,450)	(73,465)
Credit on funds provided	168,529	31,804	15,310	215,643
Interest spread on funds provided (used)	127,322	17,996	(3,140)	142,178
Net interest income before provision for credit losses	$182,272	$149,770	$16,678	$348,720
Provision for credit losses	$705	$9,837	$—	$10,542
Noninterest income	$13,137	$27,861	$5,504	$46,502
Noninterest expense	$87,341	$53,233	$39,241	$179,815
Segment income (loss) before income taxes	$107,363	$114,561	$(17,059)	$204,865
Segment net income	$76,732	$81,969	$12,601	$171,302
As of September 30, 2018:
Segment assets	$10,194,291	$22,930,768	$5,948,047	$39,073,106

($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Three Months Ended September 30, 2017
Interest income	$93,714	$218,397	$27,799	$339,910
Charge for funds used	(37,979)	(87,071)	(7,589)	(132,639)
Interest spread on funds used	55,735	131,326	20,210	207,271
Interest expense	(20,090)	(5,943)	(10,722)	(36,755)
Credit on funds provided	111,812	12,770	8,057	132,639
Interest spread on funds provided (used)	91,722	6,827	(2,665)	95,884
Net interest income before provision for credit losses	$147,457	$138,153	$17,545	$303,155
Provision for credit losses	$2,058	$10,938	$—	$12,996
Noninterest income	$16,068	$30,316	$3,086	$49,470
Noninterest expense	$80,614	$46,977	$36,754	$164,345
Segment income (loss) before income taxes	$80,853	$110,554	$(16,123)	$175,284
Segment net income	$47,541	$65,311	$19,808	$132,660
As of September 30, 2017:
Segment assets	$8,877,186	$21,216,848	$6,213,932	$36,307,966

($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Nine Months Ended September 30, 2018
Interest income	$335,967	$772,904	$85,498	$1,194,369
Charge for funds used	(171,687)	(378,134)	(45,159)	(594,980)
Interest spread on funds used	164,280	394,770	40,339	599,389
Interest expense	(98,138)	(34,622)	(44,517)	(177,277)
Credit on funds provided	472,426	87,980	34,574	594,980
Interest spread on funds provided (used)	374,288	53,358	(9,943)	417,703
Net interest income before provision for credit losses	$538,568	$448,128	$30,396	$1,017,092
Provision for credit losses	$7,212	$39,084	$—	$46,296
Noninterest income	$72,170	$86,043	$11,001	$169,214
Noninterest expense	$255,453	$174,959	$95,957	$526,369
Segment income (loss) before income taxes	$348,073	$320,128	$(54,560)	$613,641
Segment net income	$249,196	$229,541	$51,946	$530,683
As of September 30, 2018:
Segment assets	$10,194,291	$22,930,768	$5,948,047	$39,073,106

($ in thousands)	Retail Banking	Commercial Banking	Other	Total
Nine Months Ended September 30, 2017
Interest income	$263,491	$616,689	$85,174	$965,354
Charge for funds used	(98,856)	(229,330)	(50,273)	(378,459)
Interest spread on funds used	164,635	387,359	34,901	586,895
Interest expense	(54,650)	(16,225)	(29,111)	(99,986)
Credit on funds provided	320,452	37,436	20,571	378,459
Interest spread on funds provided (used)	265,802	21,211	(8,540)	278,473
Net interest income before provision for credit losses	$430,437	$408,570	$26,361	$865,368
Provision for credit losses	$1,772	$28,977	$—	$30,749
Noninterest income	$43,273	$82,634	$86,635	$212,542
Noninterest expense	$233,408	$145,901	$106,879	$486,188
Segment income before income taxes	$238,530	$316,326	$6,117	$560,973
Segment net income	$140,255	$186,873	$93,598	$420,726
As of September 30, 2017:
Segment assets	$8,877,186	$21,216,848	$6,213,932	$36,307,966

Note 17 — Subsequent Events

On October 18, 2018, the Company’s Board of Directors declared fourth quarter 2018 cash dividends on the Company’s common stock. The common stock cash dividend of $0.23 per share is payable on November 15, 2018 to stockholders of record as of November 1, 2018.

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

Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial services needs of the Chinese-American community. The Bank operates both in the United States (“U.S.”) and Greater China. As of September 30, 2018, the Company had $39.07 billion in assets and approximately 3,000 full-time equivalent employees.

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

The Company is committed to enhancing long-term shareholder value by executing on the fundamentals of growing loans, deposits and revenue, improving profitability, and investing for the future while managing risk, expenses and capital. Our business model is built on customer loyalty and engagement, understanding of our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. The Company’s approach is concentrated on seeking out and deepening client relationships that meet our risk/return measures. We expect our relationship-focused business model to continue to generate organic growth and to expand our targeted customer bases. On an ongoing basis, we invest in technology related to critical business infrastructure and streamlining core processes, in the context of maintaining appropriate expense management. Our risk management activities are focused on ensuring that the Company identifies and manages risks to maintain safety and soundness while maximizing profitability.

Financial Highlights

The Company delivered solid results in the third quarter of 2018 in terms of growth and profitability. Our return on average assets reached 1.76% and 1.87% for the three and nine months ended September 30, 2018, respectively, and our return on average equity reached 16.19% and 17.47% for the three and nine months ended September 30, 2018, respectively, supporting capital ratio expansion, and an increase to our common stock dividend. As our profitability and revenue grow, we continue to invest in the Bank. Our ongoing investment initiatives include adding talent throughout the organization, enhancing our customers’ experience, and strengthening our risk management infrastructure.

Earnings Performance

($ in thousands, except per share data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	% Change		2018	2017	% Change
Interest and dividend income	$422,185	$339,910	24%		$1,194,369	$965,354	24%
Interest expense	73,465	36,755	100%		177,277	99,986	77%
Net interest income before provision for credit losses	348,720	303,155	15%		1,017,092	865,368	18%
Noninterest income	46,502	49,470	(6)%		169,214	212,542	(20)%
Revenue	395,222	352,625	12%		1,186,306	1,077,910	10%
Provision for credit losses	10,542	12,996	(19)%		46,296	30,749	51%
Noninterest expense	179,815	164,345	9%		526,369	486,188	8%
Income tax expense	33,563	42,624	(21)%		82,958	140,247	(41)%
Net income	$171,302	$132,660	29%		$530,683	$420,726	26%
Diluted earnings per share (“EPS”)	$1.17	$0.91	29%		$3.63	$2.88	26%
Annualized return on average assets	1.76%	1.46%	30	bps	1.87%	1.59%	28	bps
Annualized return on average equity	16.19%	14.01%	218	bps	17.47%	15.50%	197	bps
Efficiency ratio	45.50%	46.61%	(111)	bps	44.37%	45.10%	(73)	bps

On November 11, 2017, the Bank entered into a Purchase and Assumption Agreement to sell all of its eight Desert Community Bank (“DCB”) branches located in the High Desert area of Southern California, and related assets and liability to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. The sale of the Bank’s DCB branches was completed on March 17, 2018. The assets and liability of the DCB branches that were sold in this transaction primarily included $613.7 million of deposits, $59.1 million of loans, $9.0 million of cash and cash equivalents and $7.9 million of premises and equipment. The transaction resulted in a net cash payment of $499.9 million by the Company to Flagstar Bank. After transaction costs, the sale resulted in a pre-tax gain of $31.5 million for the nine months ended September 30, 2018, which was reported as Net gain on sale of business as part of Noninterest Income on the Consolidated Statement of Income. The impact on diluted EPS from the sale of the DCB branches for the nine months ended September 30, 2018, was $0.15 per share, net of tax.

Noteworthy items about the Company’s performance for the three and nine months ended September 30, 2018 included:

•
Net income totaled $171.3 million for the three months ended September 30, 2018, an increase of $38.6 million or 29%, compared to the same period in 2017. Net income totaled $530.7 million for the nine months ended September 30, 2018, an increase of $110.0 million or 26%, compared to the same period in 2017.

•
Diluted EPS was $1.17 for the three months ended September 30, 2018, an increase of $0.26 or 29%, compared to the same period in 2017. Diluted EPS was $3.63 for the nine months ended September 30, 2018, an increase of $0.75 or 26%, compared to the same period in 2017. Excluding the impact of the after-tax gain on the sale of the insurance brokerage business of East West Insurance, Inc. (“EWIS”) recognized during the three months ended September 30, 2017, non-United States Generally Accepted Accounting Principles (“GAAP”) diluted EPS was $1.17 and $0.89 for the three months ended September 30, 2018 and 2017, respectively, an increase of $0.28 or 31% period-over-period. Excluding the impact of the after-tax gains on the sale of the DCB branches recognized during the nine months ended September 30, 2018 and the sales of the EWIS insurance brokerage business and the commercial property in San Francisco, California during the nine months ended September 30, 2017, non-GAAP diluted EPS was $3.48 and $2.58 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $0.90 or 35% period-over-period. (See reconciliations of non-GAAP measures presented below under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures.)

•
Revenue, or the sum of net interest income before provision for credit losses and noninterest income, increased $42.6 million or 12% to $395.2 million for the three months ended September 30, 2018, compared to the same period in 2017, and increased $108.4 million or 10% to $1.19 billion for the nine months ended September 30, 2018, compared to the same period in 2017.

•
Net interest income increased $45.6 million or 15% to $348.7 million for the three months ended September 30, 2018, compared to the same period in 2017, and increased $151.7 million or 18% to $1.02 billion for the nine months ended September 30, 2018, compared to the same period in 2017, primarily reflecting the positive impact of higher interest rates on the Company’s interest-sensitive balance sheet, and loan growth, partially offset by increases in deposit costs.

•
Net interest margin of 3.76% for the three months ended September 30, 2018, expanded by 24 basis points compared to 3.52% for the same period in 2017. For the nine months ended September 30, 2018, net interest margin expanded by 32 basis points to 3.77% from 3.45% for the same period in 2017. The average loan yield of 5.02% for the three months ended September 30, 2018 increased 60 basis points from 4.42% for the same period in 2017, while the cost of deposits of 0.78% for the three months ended September 30, 2018 increased 38 basis points from 0.40% for the same period in 2017. The average loan yield of 4.89% for the nine months ended September 30, 2018 increased 54 basis points from 4.35% for the same period in 2017, while the cost of deposits of 0.64% for the nine months ended September 30, 2018 increased 28 basis points from 0.36% for the same period in 2017.

•
Provision for credit losses decreased $2.5 million or 19% to $10.5 million for the three months ended September 30, 2018, compared to the same period in 2017. The provision for credit losses increased $15.5 million or 51% to $46.3 million for the nine months ended September 30, 2018, compared to the same period in 2017.

•
Noninterest income decreased $3.0 million or 6% to $46.5 million for the three months ended September 30, 2018, compared to the same period in 2017. Noninterest income decreased $43.3 million or 20% to $169.2 million for the nine months ended September 30, 2018, compared to the same period in 2017. Noninterest income for the three months ended September 30, 2017 included the nonrecurring $3.8 million pre-tax gain on the sale of the EWIS insurance brokerage business. Noninterest income for the nine months ended September 30, 2018 included the nonrecurring $31.5 million pre-tax gain on the sale of the DCB branches, and noninterest income for the nine months ended September 30, 2017 included the nonrecurring pre-tax gains of $71.7 million and $3.8 million recognized from the sales of the commercial property in California and the EWIS insurance brokerage business, respectively.

•
Noninterest expense increased $15.5 million or 9% to $179.8 million for the three months ended September 30, 2018, compared to the same period in 2017. Noninterest expense increased $40.2 million or 8% to $526.4 million for the nine months ended September 30, 2018, compared to the same period in 2017.

•
Efficiency ratio, the ratio of noninterest expense to the sum of net interest income before provision for credit losses and noninterest income, was 45.50% and 44.37% for the three and nine months ended September 30, 2018, respectively, compared to 46.61% and 45.10% for the three and nine months ended September 30, 2017, respectively. The improvement in the efficiency ratio was attributable to revenue growth, driven by net interest income growth, exceeding noninterest expense growth during the three and nine months ended September 30, 2018, compared to the same periods in 2017.

•
Income tax expense decreased by $9.1 million or 21% to $33.6 million for the three months ended September 30, 2018, compared to the same period in 2017, and by $57.3 million or 41% for the nine months ended September 30, 2018, compared to the same period in 2017. The decreases for both periods were primarily due to the impacts of the Tax Cuts and Jobs Act (the “Tax Act”).

•
Strong returns on average assets and average equity during the three and nine months ended September 30, 2018 reflected the Company’s ability to expand profitability while growing the loan and deposit base. Return on average assets increased 30 and 28 basis points to 1.76% and 1.87% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Return on average equity increased 218 and 197 basis points to 16.19% and 17.47% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

•
Excluding the impact of the after-tax gain on the sale of the EWIS insurance brokerage business recognized during the three months ended September 30, 2017, non-GAAP return on average assets was 1.76% for the three months ended September 30, 2018, a 32 basis point increase from the same period in 2017, while non-GAAP return on average equity was 16.19% for the three months ended September 30, 2018, a 241 basis point increase from the same period in 2017. Excluding the impact of the after-tax gains on the sales of the DCB branches, the EWIS insurance brokerage business and commercial property recognized during the nine months ended September 30, 2018 and 2017, respectively, non-GAAP return on average assets was 1.80% for the nine months ended September 30, 2018, a 37 basis point increase from the same period in 2017, while non-GAAP return on average equity was 16.74% for the nine months ended September 30, 2018, a 285 basis point increase from the same period in 2017. (See reconciliations of non-GAAP measures used below under Item 2. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures.)

Balance Sheet and Liquidity

The Company experienced growth in total assets of $1.92 billion or 5% to $39.07 billion as of September 30, 2018, compared to $37.15 billion as of December 31, 2017. This increase predominantly reflected loan growth, partially offset by a decrease in available-for-sale investment securities.

Gross loans held-for-investment increased $2.23 billion or 8% to $31.21 billion as of September 30, 2018, compared to $28.98 billion as of December 31, 2017. Loan growth was led by single-family residential loans, followed by commercial and industrial (“C&I”) loans. The allowance for loan losses was $310.0 million or 0.99% of loans held-for-investment as of September 30, 2018, compared to $287.1 million or 0.99% of loans held-for-investment as of December 31, 2017.

Deposits increased $2.01 billion or 6% to $33.63 billion as of September 30, 2018, compared to $31.62 billion as of December 31, 2017, primarily due to an increase in time deposits, partially offset by a decrease in money market deposits.

Capital

The Company’s financial performance for the nine months ended September 30, 2018 resulted in strong capital generation, which increased total stockholders’ equity by $402.9 million or 10% to $4.24 billion as of September 30, 2018, compared to December 31, 2017. Due to the strong balance sheet growth and profitability, the Company increased its quarterly common stock dividend by 15% from $0.20 per share to $0.23 per share, beginning in the third quarter of 2018. The Company returned $33.7 million and $92.3 million in cash dividends to our stockholders during the three and nine months ended September 30, 2018, respectively, compared to $29.2 million and $87.6 million during the same periods in 2017, respectively. Book value per common share increased 10% to $29.29 as of September 30, 2018, compared to $26.58 as of December 31, 2017.

From a capital management perspective, the Company continued to maintain a strong capital position with its Common Equity Tier 1 (“CET1”) capital ratio at 12.3% as of September 30, 2018, compared to 11.4% as of December 31, 2017. The total risk-based capital ratio was 13.8% and 12.9% as of September 30, 2018 and December 31, 2017, respectively. The Tier 1 leverage capital ratio was 10.0% as of September 30, 2018, compared to 9.2% as of December 31, 2017.

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

Net interest income for the three months ended September 30, 2018 was $348.7 million, an increase of $45.6 million or 15%, compared to the same period in 2017. Net interest income for the nine months ended September 30, 2018 was $1.02 billion, an increase of $151.7 million or 18%, compared to the same period in 2017. The notable increases in net interest income for both the three and nine months ended September 30, 2018, compared to the same periods in 2017, were primarily due to the expansion of loan yields and loan growth, partially offset by a higher cost of funds.

Net interest margin expanded by 24 and 32 basis points to 3.76% and 3.77% for the three and nine months ended September 30, 2018, respectively, compared to 3.52% and 3.45% for the three and nine months ended September 30, 2017, respectively. The increases reflected the benefit of higher interest rates on the Company’s interest sensitive assets. For the three and nine months ended September 30, 2018, the increases in average loan yield exceeded the increases in funding costs, compared to the same periods in 2017. The net interest margin was further supported by the Company’s deposit mix. The ratio of average noninterest-bearing demand deposits to total deposits was 32% for the three months ended September 30, 2018, a slight decrease from 34% for the same period in 2017. For the nine months ended September 30, 2018 and 2017, the ratio of average noninterest-bearing demand deposits to total deposits remained stable at 34%.

The average loan yield expanded by 60 and 54 basis points to 5.02% and 4.89% for the three and nine months ended September 30, 2018, respectively, compared to 4.42% and 4.35% for the three and nine months ended September 30, 2017, respectively. The increases in the average loan yield were mainly attributable to the continued interest rate increases on the Bank’s variable rate loan portfolio.

The cost of funds increased 40 and 28 basis points to 0.86% and 0.71% for the three and nine months ended September 30, 2018, respectively, compared to 0.46% and 0.43% for the three and nine months ended September 30, 2017, respectively. The higher cost of funds was primarily due to increases in the cost of interest-bearing deposits by 54 and 41 basis points to 1.14% and 0.96% for the three and nine months ended September 30, 2018, respectively, compared to 0.60% and 0.55% for the three and nine months ended September 30, 2017, respectively.

For the three months ended September 30, 2018, average interest-earning assets increased $2.61 billion or 8% to $36.82 billion from $34.21 billion for the same period in 2017. This increase was primarily due to increases of $2.97 billion or 11% in average loans and $176.4 million or 8% in average interest-bearing cash and deposits with banks, partially offset by decreases of $295.3 million or 23% in average securities purchased under resale agreements (“resale agreements”) and $235.9 million or 8% in average investment securities. For the nine months ended September 30, 2018, average interest-earning assets increased $2.50 billion or 7% to $36.04 billion from $33.54 billion for the same period in 2017. This increase was primarily due to increases of $3.01 billion or 11% in average loans and $314.4 million or 15% in average interest-bearing cash and deposits with banks, partially offset by decreases of $536.2 million or 35% in average resale agreements and $289.0 million or 9% in average investment securities.

Deposits are an important source of funding and impact both net interest income and net interest margin. Average deposits increased $2.17 billion or 7% to $33.24 billion for the three months ended September 30, 2018, compared to $31.07 billion for the same period in 2017. Average deposits increased $2.31 billion or 8% to $32.64 billion for the nine months ended September 30, 2018, compared to $30.33 billion for the same period in 2017.

Other sources of funding primarily include Federal Home Loan Bank (“FHLB”) advances, long-term debt and securities sold under repurchase agreements (“repurchase agreements”).

The Company utilizes various tools to manage interest rate risk. Refer to Item 2. MD&A — Asset Liability and Market Risk Management — Interest Rate Risk Management.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the three months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,
	2018				2017
	Average Balance	Interest		Average Yield/ Rate (1)	Average Balance	Interest		Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,521,002	$13,353		2.10%	$2,344,561	$9,630		1.63%
Resale agreements (2)	1,002,500	7,393		2.93%	1,297,826	7,901		2.42%
Investment securities (3)	2,727,219	15,180	(4)	2.21%	2,963,122	14,828	(4)	1.99%
Loans (5)	30,498,037	385,538	(6)	5.02%	27,529,779	306,939	(6)	4.42%
Restricted equity securities	73,535	721		3.89%	73,245	612		3.31%
Total interest-earning assets	36,822,293	422,185		4.55%	34,208,533	339,910		3.94%
Noninterest-earning assets:
Cash and due from banks	424,350				387,705
Allowance for loan losses	(301,557)				(276,467)
Other assets	1,714,176				1,617,796
Total assets	$38,659,262				$35,937,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$4,515,256	$9,551		0.84%	$4,014,290	$4,768		0.47%
Money market deposits	7,613,030	21,411		1.12%	7,997,648	11,828		0.59%
Savings deposits	2,194,792	2,308		0.42%	2,423,312	1,810		0.30%
Time deposits	8,277,129	31,762		1.52%	5,974,793	12,680		0.84%
Federal funds purchased and other short-term borrowings	58,218	643		4.38%	29,661	212		2.84%
FHLB advances	325,246	2,732		3.33%	322,973	1,947		2.39%
Repurchase agreements (2)	50,000	3,366		26.71%	50,000	2,122		16.84%
Long-term debt	156,794	1,692		4.28%	176,472	1,388		3.12%
Total interest-bearing liabilities	23,190,465	73,465		1.26%	20,989,149	36,755		0.69%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	10,639,554				10,655,860
Accrued expenses and other liabilities	631,568				536,351
Stockholders’ equity	4,197,675				3,756,207
Total liabilities and stockholders’ equity	$38,659,262				$35,937,567
Interest rate spread				3.29%				3.25%
Net interest income and net interest margin		$348,720		3.76%		$303,155		3.52%

(1)	Annualized.

(2)
Average balances of resale and repurchase agreements have been reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements are 2.63% and 2.29% for the three months ended September 30, 2018 and 2017, respectively. The weighted-average interest rates of gross repurchase agreements are 4.65% and 3.56% for the three months ended September 30, 2018 and 2017, respectively.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of premiums on investment securities of $3.4 million and $5.2 million for the three months ended September 30, 2018 and 2017, respectively.

(5)	Average balances include nonperforming loans and loans held-for-sale.

(6)
Includes the accretion of net deferred loan fees, unearned fees and ASC 310-30 discounts; and amortization of premiums, which totaled $8.6 million and $6.5 million for the three months ended September 30, 2018 and 2017, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the nine months ended September 30, 2018 and 2017:

($ in thousands)	Nine Months Ended September 30,
	2018				2017
	Average Balance	Interest		Average Yield/ Rate (1)	Average Balance	Interest		Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,387,712	$36,013		2.02%	$2,073,322	$22,298		1.44%
Resale agreements (2)	1,016,044	21,509		2.83%	1,552,198	25,222		2.17%
Investment securities (3)	2,771,727	45,695	(4)	2.20%	3,060,688	43,936	(4)	1.92%
Loans (5)	29,790,281	1,088,997	(6)	4.89%	26,783,082	872,039	(6)	4.35%
Restricted equity securities	73,618	2,155		3.91%	73,651	1,859		3.37%
Total interest-earning assets	36,039,382	1,194,369		4.43%	33,542,941	965,354		3.85%
Noninterest-earning assets:
Cash and due from banks	433,299				387,440
Allowance for loan losses	(293,403)				(268,477)
Other assets	1,695,156				1,628,638
Total assets	$37,874,434				$35,290,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits (7)	$4,487,314	$24,694		0.74%	$3,830,004	$12,538		0.44%
Money market deposits (7)	7,919,845	56,056		0.95%	7,968,457	30,409		0.51%
Savings deposits (7)	2,286,402	6,364		0.37%	2,334,752	4,525		0.26%
Time deposits (7)	6,976,359	68,319		1.31%	5,873,217	34,331		0.78%
Federal funds purchased and other short-term borrowings	23,805	774		4.35%	40,772	877		2.88%
FHLB advances	327,978	7,544		3.08%	414,355	5,738		1.85%
Repurchase agreements (2)	50,000	8,714		23.30%	170,330	7,538		5.92%
Long-term debt	161,691	4,812		3.98%	181,337	4,030		2.97%
Total interest-bearing liabilities	22,233,394	177,277		1.07%	20,813,224	99,986		0.64%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits (7)	10,968,958				10,323,254
Accrued expenses and other liabilities	610,105				524,002
Stockholders’ equity	4,061,977				3,630,062
Total liabilities and stockholders’ equity	$37,874,434				$35,290,542
Interest rate spread				3.36%				3.21%
Net interest income and net interest margin		$1,017,092		3.77%		$865,368		3.45%

(1)	Annualized.

(2)
Average balances of resale and repurchase agreements have been reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements are 2.59% and 2.13% for the nine months ended September 30, 2018 and 2017, respectively. The weighted-average interest rates of gross repurchase agreements are 4.36% and 3.42% for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of premiums on investment securities of $11.6 million and $16.3 million for the nine months ended September 30, 2018 and 2017, respectively.

(5)	Average balances include nonperforming loans and loans held-for-sale.

(6)
Includes the accretion of net deferred loan fees, unearned fees and ASC 310-30 discounts; and amortization of premiums, which totaled $28.0 million and $21.1 million for the nine months ended September 30, 2018 and 2017, respectively.

(7)	Average balance of deposits for the nine months ended September 30, 2018 includes average deposits held-for-sale related to the sale of the DCB branches.

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

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,723	$768	$2,955	$13,715	$3,754	$9,961
Resale agreements	(508)	(1,995)	1,487	(3,713)	(10,118)	6,405
Investment securities	352	(1,235)	1,587	1,759	(4,387)	6,146
Loans	78,599	35,070	43,529	216,958	103,654	113,304
Restricted equity securities	109	2	107	296	(1)	297
Total interest and dividend income	$82,275	$32,610	$49,665	$229,015	$92,902	$136,113
Interest-bearing liabilities:
Checking deposits	$4,783	$659	$4,124	$12,156	$2,447	$9,709
Money market deposits	9,583	(595)	10,178	25,647	(187)	25,834
Savings deposits	498	(184)	682	1,839	(96)	1,935
Time deposits	19,082	6,161	12,921	33,988	7,396	26,592
Federal funds purchased and other short-term borrowings	431	275	156	(103)	(449)	346
FHLB advances	785	14	771	1,806	(1,386)	3,192
Repurchase agreements	1,244	—	1,244	1,176	(8,358)	9,534
Long-term debt	304	(168)	472	782	(472)	1,254
Total interest expense	$36,710	$6,162	$30,548	$77,291	$(1,105)	$78,396
Change in net interest income	$45,565	$26,448	$19,117	$151,724	$94,007	$57,717

Noninterest Income

The following table presents the components of noninterest income for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Branch fees	$9,777	$10,393	(6)%	$30,347	$30,638	(1)%
Letters of credit fees and foreign exchange income	14,649	10,564	39%	39,924	34,370	16%
Ancillary loan fees and other income	6,795	5,987	13%	18,217	16,876	8%
Wealth management fees	3,535	3,461	2%	10,989	11,177	(2)%
Derivative fees and other income	4,595	6,663	(31)%	17,855	12,934	38%
Net gains on sales of loans	1,145	2,360	(51)%	5,081	6,660	(24)%
Net gains on sales of available-for-sale investment securities	35	1,539	(98)%	2,374	6,733	(65)%
Net gains on sales of fixed assets	3,402	1,043	226%	5,602	74,092	(92)%
Net gain on sale of business	—	3,807	(100)%	31,470	3,807	NM
Other fees and operating income	2,569	3,653	(30)%	7,355	15,255	(52)%
Total noninterest income	$46,502	$49,470	(6)%	$169,214	$212,542	(20)%

NM — Not Meaningful.

Noninterest income decreased $3.0 million or 6% to $46.5 million for the three months ended September 30, 2018, compared to $49.5 million for the same period in 2017. This decrease was primarily attributable to a decrease in net gain on sale of business along with a decrease in derivative fees and other income, partially offset by an increase in letters of credit fees and foreign exchange income during the three months ended September 30, 2018. The $3.8 million decrease in net gain on sale of business was driven by the sale of the EWIS insurance brokerage business during the three months ended September 30, 2017. The $2.1 million decrease in derivative fees and other income was primarily due to a lower volume of customer transactions, which was partially offset by an increase in the fair value of interest rate contracts. The $4.1 million increase in letters of credit fees and foreign exchange income was primarily due to the remeasurement of balance sheet items denominated in foreign currencies, and foreign exchange derivative gains.

Noninterest income decreased $43.3 million or 20% to $169.2 million for the nine months ended September 30, 2018, compared to $212.5 million for the same period in 2017. This decrease was primarily attributable to decreases in net gains on sales of fixed assets and available-for-sale investment securities, partially offset by increases in net gain on sale of business, letters of credit fees and foreign exchange income, and derivative fees and other income during the nine months ended September 30, 2018. The $68.5 million decrease in net gains on sales of fixed assets was primarily due to the $71.7 million pre-tax gain recognized during the nine months ended September 30, 2017 from the sale of a commercial property in California. The $4.4 million decrease in net gains on sales of available-for-sale investment securities was mainly attributable to a reduction in the quantity of available-for-sale investment securities sold in the current period. The $27.7 million increase in net gain on sale of business was primarily due to the $31.5 million pre-tax gain recognized during the nine months ended September 30, 2018 from the sale of the Bank’s eight DCB branches, which was completed in March 2018, as discussed in detail in MD&A — Financial Highlights. The $5.6 million increase in letters of credit fees and foreign exchange income was primarily due to the remeasurement of balance sheet items denominated in foreign currencies, partially offset by a decrease in foreign exchange derivative gains. The $4.9 million increase in derivative fees and other income was mainly due to an increase in the fair value of interest rate contracts.

Noninterest Expense

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Compensation and employee benefits	$96,733	$79,583	22%	$285,832	$244,930	17%
Occupancy and equipment expense	17,292	16,635	4%	50,879	47,829	6%
Deposit insurance premiums and regulatory assessments	6,013	5,676	6%	18,118	17,384	4%
Legal expense	1,544	3,316	(53)%	6,636	8,930	(26)%
Data processing	3,289	3,004	9%	10,017	9,009	11%
Consulting expense	2,683	4,087	(34)%	10,155	10,775	(6)%
Deposit related expenses	2,600	2,413	8%	8,201	7,283	13%
Computer software expense	5,478	4,393	25%	16,081	13,823	16%
Other operating expense	23,394	21,411	9%	61,780	60,166	3%
Amortization of tax credit and other investments	20,789	23,827	(13)%	58,670	66,059	(11)%
Total noninterest expense	$179,815	$164,345	9%	$526,369	$486,188	8%

Noninterest expense totaled $179.8 million for the three months ended September 30, 2018, an increase of $15.5 million or 9%, compared to $164.3 million for the same period in 2017. Noninterest expense totaled $526.4 million for the nine months ended September 30, 2018, an increase of $40.2 million or 8%, compared to $486.2 million for the same period in 2017. The increases in noninterest expense for both the three and nine months ended September 30, 2018, compared to the same periods in 2017, were primarily attributable to increases in compensation and employee benefits, partially offset by a decrease in amortization of tax credit and other investments.

Compensation and employee benefits increased $17.2 million or 22% to $96.7 million for the three months ended September 30, 2018, compared to $79.6 million for the same period in 2017, and increased $40.9 million or 17% to $285.8 million for the nine months ended September 30, 2018, compared to $244.9 million for the same period in 2017. The increases for both the three and nine months ended September 30, 2018 were primarily attributable to the annual employee merit increases and staffing growth to support the Company’s growing business, as well as an increase in stock-based compensation expense recognized as a result of the departure of one of the Company’s executives.

Amortization of tax credit and other investments decreased $3.0 million or 13% to $20.8 million for the three months ended September 30, 2018, compared to $23.8 million for the same period in 2017, and decreased $7.4 million or 11% to $58.7 million for the nine months ended September 30, 2018, compared to $66.1 million for the same period in 2017. The decreases for both the three and nine months ended September 30, 2018, compared to the same periods in 2017 were primarily due to a reduction in historic tax credit investments.

Income Taxes

The following table presents the effective tax rate calculations for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Income before income taxes	$204,865	$175,284	17%	$613,641	$560,973	9%
Income tax expense	$33,563	$42,624	(21)%	$82,958	$140,247	(41)%
Effective tax rate	16.4%	24.3%	(33)%	13.5%	25.0%	(46)%

The lower effective tax rates of 16.4% and 13.5% for the three and nine months ended September 30, 2018, compared to 24.3% and 25.0% for the same periods in 2017, were mainly due to the enactment of the Tax Act that was signed into law in December 2017. The Tax Act, among other things, lowered the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, resulting in decreases in the effective tax rates for the three and nine months ended September 30, 2018. For additional details regarding the Tax Act, see Note 12 — Income Taxes to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

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

In reporting segment net income prior to the fourth quarter of 2017, the Company applied the consolidated effective tax rate to all of its business segments, and allocated the amortization of tax credit and other investments, along with the tax benefit, from the Other segment to the Retail Banking and Commercial Banking segments. In the fourth quarter of 2017, the Company changed its methodology to measure the after-tax income of the Retail Banking and Commercial Banking segments using the applicable statutory tax rates, with the Other segment receiving the residual tax expense or benefit to arrive at the consolidated effective tax rate. With this change, the tax benefit and amortization of tax credit and other investments, which had both previously been allocated to each segment, are now only allocated to the Other segment. The Company has also allocated indirect costs to noninterest expense by segment for management reporting. In addition, operating segment income, which had previously been presented on a before-tax basis only, has been revised to be presented on both a before and an after-tax basis.

Changes in the Company’s management structure and allocation or reporting methodologies may result in changes in the measurement of operating segment results. For comparability, results for prior year periods are generally reclassified for such changes unless it is deemed not practicable to do so.

Note 16 — Business Segments to the Consolidated Financial Statements describes the Company’s segment reporting methodology and the business activities of each business segment, and presents financial results of these business segments for the three and nine months ended September 30, 2018 and 2017.

The following tables present the selected segment information for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30, 2018
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$182,272	$149,770	$16,678	$348,720
Noninterest income	$13,137	$27,861	$5,504	$46,502
Noninterest expense	$87,341	$53,233	$39,241	$179,815
Segment income (loss) before income taxes	$107,363	$114,561	$(17,059)	$204,865
Segment net income	$76,732	$81,969	$12,601	$171,302

($ in thousands)	Three Months Ended September 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$147,457	$138,153	$17,545	$303,155
Noninterest income	$16,068	$30,316	$3,086	$49,470
Noninterest expense	$80,614	$46,977	$36,754	$164,345
Segment income (loss) before income taxes	$80,853	$110,554	$(16,123)	$175,284
Segment net income	$47,541	$65,311	$19,808	$132,660

($ in thousands)	Nine Months Ended September 30, 2018
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$538,568	$448,128	$30,396	$1,017,092
Noninterest income	$72,170	$86,043	$11,001	$169,214
Noninterest expense	$255,453	$174,959	$95,957	$526,369
Segment income (loss) before income taxes	$348,073	$320,128	$(54,560)	$613,641
Segment net income	$249,196	$229,541	$51,946	$530,683

($ in thousands)	Nine Months Ended September 30, 2017
	Retail Banking	Commercial Banking	Other	Total
Net interest income	$430,437	$408,570	$26,361	$865,368
Noninterest income	$43,273	$82,634	$86,635	$212,542
Noninterest expense	$233,408	$145,901	$106,879	$486,188
Segment income before income taxes	$238,530	$316,326	$6,117	$560,973
Segment net income	$140,255	$186,873	$93,598	$420,726

Retail Banking

The Retail Banking segment reported segment net income of $76.7 million and $249.2 million for the three and nine months ended September 30, 2018, respectively, compared to $47.5 million and $140.3 million, respectively, for the three and nine months ended September 30, 2017. The increase of $29.2 million or 61% in net income for the three months ended September 30, 2018, compared to the same period in 2017, was primarily driven by an increase in net interest income and a decrease in income tax expense that reflected the lower U.S. federal corporate income tax rate in 2018, partially offset by an increase in noninterest expense. The increase of $108.9 million or 78% in net income for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily driven by increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income for this segment increased $34.8 million or 24% to $182.3 million for the three months ended September 30, 2018, compared to $147.5 million for the same period in 2017. Net interest income increased $108.1 million or 25% to $538.6 million for the nine months ended September 30, 2018, compared to $430.4 million for the same period in 2017. The increases in net interest income for the three and nine months ended September 30, 2018, compared to the same periods in 2017, was primarily attributable to deposit growth and higher interest income credits received by this segment under the Bank’s internal funds transfer pricing system as a result of interest rate increases.
Noninterest income for this segment decreased $2.9 million or 18% to $13.1 million for the three months ended September 30, 2018, compared to $16.1 million for the same period in 2017. The decrease was primarily due to decreases in derivative income and branch fees. Noninterest income increased $28.9 million or 67% to $72.2 million for the nine months ended September 30, 2018, compared to $43.3 million for the same period in 2017. This increase primarily reflected the $31.5 million pre-tax gain recognized from the sale of the Bank’s DCB branches as discussed in Item 2. MD&A — Financial Highlights.

Noninterest expense for this segment increased $6.7 million or 8% to $87.3 million for the three months ended September 30, 2018, compared to $80.6 million for the same period in 2017. Noninterest expense increased $22.0 million or 9% to $255.5 million for the nine months ended September 30, 2018, compared to $233.4 million for the same period in 2017. The year-over-year increases for both the three and nine months ended September 30, 2018 were primarily due to increases in compensation and consulting expenses.
Commercial Banking

The Commercial Banking segment reported segment net income of $82.0 million and $229.5 million for the three and nine months ended September 30, 2018, respectively, compared to $65.3 million and $186.9 million, respectively, for the three and nine months ended September 30, 2017. The $16.7 million or 26% and $42.7 million or 23% increases in net income for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, were primarily driven by an increase in net interest income and a decrease in income tax expense that reflected the lower U.S. federal corporate income tax rate in 2018, partially offset by an increase in noninterest expense.
Net interest income for this segment increased $11.6 million or 8% to $149.8 million for the three months ended September 30, 2018, compared to $138.2 million for the same period in 2017. Net interest income for this segment increased $39.6 million or 10% to $448.1 million for the nine months ended September 30, 2018, compared to $408.6 million for the same period in 2017. The increases in net interest income for the three and nine months ended September 30, 2018 were due to the growth in commercial loans and commercial core deposits from which the segment receives interest income credits under the Bank’s internal funds transfer pricing system.

Noninterest income for this segment decreased $2.5 million, or 8% to $27.9 million for the three months ended September 30, 2018, compared to $30.3 million for the same period in 2017. Noninterest income for this segment increased by $3.4 million or 4% to $86.0 million for the nine months ended September 30, 2018, compared to $82.6 million for the same period in 2017. The decrease in noninterest income for the three months ended September 30, 2018, compared to the same period in 2017 was primarily due to a nonrecurring $3.8 million pre-tax gain recognized on the sale of the EWIS insurance brokerage business during the three months ended September 30, 2017, partially offset by an increase in foreign exchange income. The increase in noninterest income for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to an increase in derivative income, partially offset by decreases in net gains on sales of the EWIS insurance brokerage business and loans.
Noninterest expense for this segment increased $6.3 million or 13% to $53.2 million for the three months ended September 30, 2018, compared to $47.0 million for the same period in 2017. Noninterest expense for this segment increased by $29.1 million or 20% to $175.0 million for the nine months ended September 30, 2018, compared to $145.9 million for the same period in 2017. The year-over-year increases for both the three and nine months ended September 30, 2018 were primarily due to increased compensation expenses.
Other

The Other segment reported segment net income of $12.6 million and $51.9 million for the three and nine months ended September 30, 2018, respectively, compared to $19.8 million and $93.6 million, respectively, for the three and nine months ended September 30, 2017. The $7.2 million or 36% decrease in net income for the three months ended September 30, 2018, compared to the same period in 2017, was primarily driven by a decrease in income tax benefit. The $41.7 million or 45% decrease in net income for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily driven by a decrease in noninterest income, partially offset by an increase in income tax benefit and a decrease in noninterest expense.

Net interest income for this segment decreased $867 thousand or 5% to $16.7 million for the three months ended September 30, 2018, compared to $17.5 million for the same period in 2017. Net interest income for this segment increased $4.0 million or 15% to $30.4 million for the nine months ended September 30, 2018, compared to $26.4 million for the same period in 2017. The Other segment includes the activities of the treasury function, which is responsible for the liquidity and interest rate risk management of the Company, and supports the Retail Banking and Commercial Banking segments through internal funds transfer pricing credits and charges, which are included in net interest income. The decrease in net interest income for the three months ended September 30, 2018, compared to the same period in 2017, was primarily due to an increase in interest expense on borrowings and deposits. The increase in net interest income for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to an increase in net interest income from loans, which resulted from the increases in charges to loans recorded in the Retail Banking and Commercial Banking segments through the Company’s internal transfer pricing, partially offset by an increase in interest expense on borrowings and deposits.

Noninterest income for this segment increased $2.4 million or 78% to $5.5 million for the three months ended September 30, 2018, compared to $3.1 million for the same period in 2017. Noninterest income for this segment decreased $75.6 million or 87% to $11.0 million for the nine months ended September 30, 2018, compared to $86.6 million for the same period in 2017. The increase for the three months ended September 30, 2018 was primarily due to increases in foreign exchange income and net gains on sales of fixed assets, partially offset by a decrease in net gains on sales of available-for-sale investment securities. The decrease in noninterest income for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to the nonrecurring $71.7 million pre-tax gain recognized on the sale of the commercial property in California during the nine months ended September 30, 2017.

Noninterest expense for this segment increased $2.5 million or 7% to $39.2 million for the three months ended September 30, 2018, compared to $36.8 million for the same period in 2017. Noninterest expense for this segment decreased $10.9 million or 10% to $96.0 million for the nine months ended September 30, 2018, compared to $106.9 million for the same period in 2017. The increase in noninterest expense for the three months ended September 30, 2018, compared to the same period in 2017, was primarily due to increases in compensation and other operating expenses, partially offset by decreases in amortization of tax credits and other investments and legal expense. The decrease in noninterest expense for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to lower amortization of tax credits and other investments and legal expense.

Balance Sheet Analysis

The following table presents a discussion of the significant changes between September 30, 2018 and December 31, 2017:

Selected Consolidated Balance Sheet Data

($ in thousands)			Change
	September 30, 2018	December 31, 2017	$	%
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,218,787	$2,174,592	$44,195	2%
Interest-bearing deposits with banks	400,900	398,422	2,478	1%
Resale agreements	1,035,000	1,050,000	(15,000)	(1)%
Available-for-sale investment securities, at fair value	2,676,510	3,016,752	(340,242)	(11)%
Restricted equity securities, at cost	73,729	73,521	208	0%
Loans held-for-sale	3,114	85	3,029	NM
Loans held-for-investment (net of allowance for loan losses of $310,041 in 2018 and $287,128 in 2017)	30,900,144	28,688,590	2,211,554	8%
Investments in qualified affordable housing partnerships, net	148,097	162,824	(14,727)	(9)%
Investments in tax credit and other investments, net	232,194	224,551	7,643	3%
Premises and equipment	120,265	121,209	(944)	(1)%
Goodwill	465,547	469,433	(3,886)	(1)%
Branch assets held-for-sale	—	91,318	(91,318)	(100)%
Other assets	798,819	678,952	119,867	18%
TOTAL	$39,073,106	$37,150,249	$1,922,857	5%
LIABILITIES
Noninterest-bearing	$10,794,370	$10,887,306	$(92,936)	(1)%
Interest-bearing	22,834,754	20,727,757	2,106,997	10%
Total deposits	33,629,124	31,615,063	2,014,061	6%
Branch liability held-for-sale	—	605,111	(605,111)	(100)%
Short-term borrowings	56,411	—	56,411	100%
FHLB advances	325,596	323,891	1,705	1%
Repurchase agreements	50,000	50,000	—	—%
Long-term debt	156,770	171,577	(14,807)	(9)%
Accrued expenses and other liabilities	610,355	542,656	67,699	12%
Total liabilities	34,828,256	33,308,298	1,519,958	5%
STOCKHOLDERS’ EQUITY	4,244,850	3,841,951	402,899	10%
TOTAL	$39,073,106	$37,150,249	$1,922,857	5%

NM — Not Meaningful.

As of September 30, 2018, total assets were $39.07 billion, an increase of $1.92 billion or 5% from December 31, 2017. The predominant area of asset growth was in loans, which was driven by strong increases in the single-family residential and C&I loan portfolios. This increase was partially offset by a decrease in available-for-sale investment securities, as well as a decrease in branch assets held-for-sale following the completion of the sale of the Bank’s DCB branches in March 2018.

As of September 30, 2018, total liabilities were $34.83 billion, an increase of $1.52 billion or 5% from December 31, 2017, primarily due to an increase in deposits, which was largely driven by an increase in time deposits. The increase in deposits was partially offset by a decrease in branch liability held-for-sale following the completion of the sale of the Bank’s DCB branches in March 2018.

As of September 30, 2018, total stockholders’ equity was $4.24 billion, an increase of $402.9 million or 10% from December 31, 2017. This increase was primarily due to $530.7 million in net income, partially offset by $92.3 million of cash dividends declared on common stock.

Investment Securities

The Company aims to maintain an investment portfolio that consists of high quality, liquid securities with relatively short durations to minimize overall interest rate and liquidity risks. The Company’s available-for-sale investment securities provide:

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

Available-for-Sale Investment Securities

As of September 30, 2018 and December 31, 2017, the Company’s available-for-sale investment securities portfolio was primarily comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and foreign bonds. Investment securities classified as available-for-sale are carried at their fair value with the corresponding changes in fair value recorded in Accumulated other comprehensive loss, net of tax, a component of Stockholders’ equity on the Consolidated Balance Sheet.

The following table presents the breakout of the amortized cost and fair value of available-for-sale investment securities by major categories as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$625,449	$603,926	$651,395	$640,280
U.S. government agency and U.S. government sponsored enterprise debt securities	235,165	228,656	206,815	203,392
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	1,313,155	1,268,519	1,528,217	1,509,228
Municipal securities	74,261	72,824	99,636	99,982
Non-agency mortgage-backed securities	26,636	26,288	9,136	9,117
Corporate debt securities	11,250	10,942	37,585	37,003
Foreign bonds	489,367	452,843	505,396	486,408
Asset-backed securities	12,610	12,512	—	—
Other securities (1)	—	—	31,887	31,342
Total available-for-sale investment securities	$2,787,893	$2,676,510	$3,070,067	$3,016,752

(1)
Other securities are comprised of mutual funds, which are equity securities with readily determinable fair value. Prior to the adoption of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, these securities were reported as available-for-sale investment securities with changes in fair value recorded in other comprehensive income. Upon adoption of ASU 2016-01, which became effective January 1, 2018, these securities were reclassified from Available-for-sale investment securities, at fair value to Investments in tax credit and other investments, net, with changes in fair value recorded in net income.

The fair value of the available-for-sale investment securities totaled $2.68 billion as of September 30, 2018, compared to $3.02 billion as of December 31, 2017. The $340.2 million or 11% decrease was primarily attributable to the sales, repayments and redemptions of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities and maturities of U.S. Treasury securities, partially offset by purchases of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities and U.S. Treasury securities. In addition, upon the adoption of ASU 2016-01 in the first quarter of 2018, the Company reclassified its equity securities that were previously categorized as “Other securities” in Available-for-sale investment securities, at fair value to Investment in tax credit and other investments, net.

The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in Other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. As of September 30, 2018, the Company’s net unrealized losses on available-for-sale investment securities were $111.4 million, compared to $53.3 million as of December 31, 2017. The increase in net unrealized losses was primarily attributed to an increase in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $113.0 million as of September 30, 2018, compared to $58.3 million as of December 31, 2017. As of September 30, 2018, the Company had no intention to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. No other-than-temporary impairment loss was recognized for each of the three and nine months ended September 30, 2018 and 2017. For a complete discussion and disclosure, see Note 4 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 6 — Securities to the Consolidated Financial Statements.

As of September 30, 2018 and December 31, 2017, available-for-sale investment securities with fair value of $429.8 million and $534.3 million, respectively, were primarily pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

The following table presents the weighted-average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s investment securities as of September 30, 2018 and December 31, 2017. Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay the obligations. In addition, such factors as prepayments and interest rate changes may affect the yields on the carrying value of mortgage-backed securities.

($ in thousands)	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
Available-for-sale investment securities:
U.S. Treasury securities:
Maturing in one year or less	$50,201	$49,664	1.08%	$120,233	$119,844	1.01%
Maturing after one year through five years	527,694	506,691	1.69%	531,162	520,436	1.55%
Maturing after five years through ten years	47,554	47,571	2.99%	—	—	—%
Total	625,449	603,926	1.74%	651,395	640,280	1.45%
U.S. government agency and U.S. government sponsored enterprise debt securities:
Maturing in one year or less	41,659	40,972	2.96%	24,999	24,882	1.02%
Maturing after one year through five years	10,190	9,887	2.18%	9,720	9,743	2.36%
Maturing after five years through ten years	114,813	111,809	2.30%	119,645	116,570	2.05%
Maturing after ten years	68,503	65,988	2.78%	52,451	52,197	2.58%
Total	235,165	228,656	2.55%	206,815	203,392	2.07%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Maturing after one year through five years	36,049	35,184	2.04%	48,363	47,811	2.34%
Maturing after five years through ten years	85,652	82,213	2.48%	71,562	70,507	2.48%
Maturing after ten years	1,191,454	1,151,122	2.60%	1,408,292	1,390,910	2.31%
Total	1,313,155	1,268,519	2.58%	1,528,217	1,509,228	2.32%
Municipal securities (2):
Maturing in one year or less	22,913	22,637	2.80%	7,395	7,424	2.69%
Maturing after one year through five years	50,848	49,726	2.24%	83,104	83,301	2.31%
Maturing after five years through ten years	500	461	2.38%	4,156	4,215	2.92%
Maturing after ten years	—	—	—%	4,981	5,042	4.40%
Total	74,261	72,824	2.41%	99,636	99,982	2.47%
Non-agency mortgage-backed securities:
Maturing after ten years	26,636	26,288	3.53%	9,136	9,117	2.79%
Corporate debt securities:
Maturing in one year or less	1,250	1,250	5.44%	12,650	11,905	2.29%
Maturing after one year through five years	10,000	9,692	4.00%	—	—	—%
Maturing after five years through ten years	—	—	—%	24,935	25,098	2.90%
Total	11,250	10,942	4.16%	37,585	37,003	2.70%
Foreign bonds:
Maturing in one year or less	439,367	404,592	2.19%	405,396	387,729	2.13%
Maturing after one year through five years	50,000	48,251	3.08%	100,000	98,679	2.71%
Total	489,367	452,843	2.28%	505,396	486,408	2.24%
Asset-backed securities:
Maturing after ten years	12,610	12,512	2.86%	—	—	—%
Other securities:
Maturing in one year or less	—	—	—%	31,887	31,342	2.71%
Total:
Maturing in one year or less	555,390	519,115		602,560	583,126
Maturing after one year through five years	684,781	659,431		772,349	759,970
Maturing after five years through ten years	248,519	242,054		220,298	216,390
Maturing after ten years	1,299,203	1,255,910		1,474,860	1,457,266
Total available-for-sale investment securities	$2,787,893	$2,676,510		$3,070,067	$3,016,752

(1)	Weighted-average yields are computed based on amortized cost balances.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Total Loan Portfolio

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial lending loans (comprised of C&I, commercial real estate (“CRE”), multifamily residential, and construction and land loans) and consumer lending loans (comprised of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans). Total net loans, including loans held-for-sale, increased $2.14 billion or 7% to $30.90 billion as of September 30, 2018 from $28.77 billion as of December 31, 2017. The increase was primarily driven by strong increases of $1.03 billion or 22% in single-family residential loans and $804.2 million or 8% in C&I loans. Although the total loan portfolio grew 7% during the nine months ended September 30, 2018, the loan type composition remained relatively stable compared to December 31, 2017.

The following table presents the composition of the Company’s total loan portfolio by segment as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018		December 31, 2017
	Amount (1)%		Amount (1)%
Commercial lending:
C&I	$11,517,054	37%	$10,697,231	37%
CRE	9,262,327	29%	8,936,897	31%
Multifamily residential	2,090,563	7%	1,916,176	7%
Construction and land	605,033	2%	659,697	2%
Total commercial lending	23,474,977	75%	22,210,001	77%
Consumer lending:
Single-family residential	5,684,587	18%	4,646,289	16%
HELOCs	1,717,440	6%	1,782,924	6%
Other consumer	333,181	1%	336,504	1%
Total consumer lending	7,735,208	25%	6,765,717	23%
Total loans held-for-investment (2)	$31,210,185	100%	$28,975,718	100%
Allowance for loan losses	(310,041)		(287,128)
Loans held-for-sale (3)	3,114		78,217
Total loans, net	$30,903,258		$28,766,807

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(42.4) million and $(34.0) million as of September 30, 2018 and December 31, 2017, respectively.

(2)	Includes ASC 310-30 discount of $24.5 million and $35.3 million as of September 30, 2018 and December 31, 2017, respectively.

(3)	Includes $78.1 million of loans held-for-sale in Branch assets held-for-sale as of December 31, 2017.

Commercial Lending

The Company’s commercial lending portfolio comprised 75% and 77% of the total loan portfolio as of September 30, 2018 and December 31, 2017, respectively, and is discussed below.

Commercial Lending — Commercial and Industrial Loans. C&I loans, which totaled $11.52 billion and $10.70 billion as of September 30, 2018 and December 31, 2017, respectively, accounted for 37% of total loans, and were the largest share of the total portfolio, as of both September 30, 2018 and December 31, 2017. The C&I loan portfolio is well diversified by industry sectors, with higher concentrations in the wholesale trade, manufacturing, real estate and leasing, entertainment, and private equity industry sectors. The Company’s wholesale trade exposure within the C&I loan portfolio, which totaled $1.68 billion and $1.56 billion as of September 30, 2018 and December 31, 2017, respectively, was largely related to U.S. domiciled companies that import goods from Greater China for U.S. consumer consumption, many of which are companies based in California. The Company also has a syndicated loan portfolio within the C&I loan portfolio, which totaled $767.8 million and $616.2 million as of September 30, 2018 and December 31, 2017, respectively. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classifications, setting limits for specialized lending verticals and diversification targets. The majority of the loans in the C&I loan portfolio have variable rates.

Commercial Lending — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers. Loans are generally underwritten with high standards for cash flows, debt service coverage ratios and loan-to-value ratios. The CRE loan portfolio includes income producing real estate loans where the interest rates may be fixed, variable or hybrid.

The following tables summarize the Company’s CRE, multifamily residential, and construction and land loans by geographic market as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018
	CRE	%	Multifamily Residential	%	Construction and Land	%
Geographic markets:
Southern California	$5,123,208		$1,315,990		$240,080
Northern California	2,062,995		450,240		119,237
California	7,186,203	78%	1,766,230	85%	359,317	59%
New York	652,665	7%	109,346	5%	112,478	19%
Texas	512,822	6%	48,895	2%	12,140	2%
Washington	310,534	3%	54,190	3%	58,555	10%
Other markets	600,103	6%	111,902	5%	62,543	10%
Total loans (1)	$9,262,327	100%	$2,090,563	100%	$605,033	100%

($ in thousands)	December 31, 2017
	CRE	%	Multifamily Residential	%	Construction and Land	%
Geographic markets:
Southern California	$4,809,095		$1,170,565		$293,814
Northern California	1,975,890		446,068		137,539
California	6,784,985	76%	1,616,633	84%	431,353	65%
New York	707,910	8%	98,391	5%	132,866	20%
Texas	555,397	6%	46,910	2%	34,330	5%
Washington	328,570	4%	61,779	3%	25,377	4%
Other markets	560,035	6%	92,463	6%	35,771	6%
Total loans (1)	$8,936,897	100%	$1,916,176	100%	$659,697	100%

(1)	Loans net of ASC 310-30 discount.

As illustrated by the tables above, due to the nature of the Company’s geographical footprint and market presence, the Company’s CRE loan concentration is primarily in California, which comprised 78% and 76% of the CRE loan portfolio as of September 30, 2018 and December 31, 2017, respectively. Accordingly, changes in the California economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. As of September 30, 2018 and December 31, 2017, 21% and 20% of the total CRE loans, respectively, were owner occupied properties, while the remaining were non-owner occupied properties where 50% or more of the debt service for the loan is provided by rental income.

Despite the geographical concentration discussed in the preceding paragraph, CRE loans are broadly diversified across all property types. The following table summarizes the Company’s CRE loan portfolio by property type as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
($ in thousands)	Amount	%	Amount	%
Retail	$3,156,326	34%	$3,077,556	34%
Offices	2,059,793	22%	1,714,821	19%
Industrial	1,872,631	20%	1,696,253	19%
Hotel/Motel	1,562,030	17%	1,279,884	14%
Other	611,547	7%	1,168,383	14%
Total CRE loans (1)	$9,262,327	100%	$8,936,897	100%

(1)	Loans net of ASC 310-30 discount.

Commercial Lending — Multifamily Residential Loans. The Company’s multifamily residential loans in the commercial lending portfolio are largely comprised of loans secured by smaller multifamily properties ranging from 5 to 15 units in the Bank’s primary lending areas. As of September 30, 2018 and December 31, 2017, 85% and 84%, respectively, of the Company’s multifamily residential loans were concentrated in California. The Company offers a variety of first lien mortgage loan programs, including fixed and variable rate loans, as well as hybrid loans with interest rates that adjust annually after the initial fixed rate periods of one to seven years.

Commercial Lending — Construction and Land Loans. The Company’s construction and land loan portfolio included construction loans of $531.5 million and $583.9 million as of September 30, 2018 and December 31, 2017, respectively. The unfunded commitments related to the construction and land loans totaled $441.3 million and $522.0 million, respectively, as of September 30, 2018 and December 31, 2017. The construction loan portfolio mainly provides construction financing for hotels, multifamily and residential condominiums, as well as mixed use (residential and retail) structures. Similar to CRE loans, the Company has a geographic concentration of construction and land loans primarily in California.

Consumer Lending

The following table summarizes the Company’s single-family residential and HELOC loan portfolios by geographic market as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018				December 31, 2017
	Single- Family Residential	%	HELOCs	%	Single- Family Residential	%	HELOCs	%
Geographic markets:
Southern California	$2,657,799		$853,207		$2,270,420		$918,492
Northern California	920,827		355,859		738,680		380,184
California	3,578,626	64%	1,209,066	71%	3,009,100	65%	1,298,676	73%
New York	1,033,614	18%	275,078	16%	788,917	17%	270,291	15%
Washington	532,381	9%	158,399	9%	408,497	9%	144,950	8%
Other markets	539,966	9%	74,897	4%	439,775	9%	69,007	4%
Total (1)	$5,684,587	100%	$1,717,440	100%	$4,646,289	100%	$1,782,924	100%

(1)	Loans net of ASC 310-30 discount.

Consumer Lending — Single-Family Residential Loans. As of September 30, 2018 and December 31, 2017, 64% and 65% of the Company’s single-family residential loans, respectively, were concentrated in California. Many of the single-family residential loans within the Company’s portfolio are reduced documentation loans where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and default rates. The Company offers a variety of first lien mortgage loan programs, including fixed and variable rate loans, as well as hybrid loans with variable interest rates.

Consumer Lending — Home Equity Lines of Credit Loans. The HELOC loan portfolio is comprised largely of loans that were originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. The Company is in a first lien position for many of these reduced documentation HELOC loans. These loans have historically experienced low delinquency and default rates. As of September 30, 2018 and December 31, 2017, 71% and 73% of the Company’s HELOC loans, respectively, were concentrated in California.

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

Purchased Credit-Impaired Loans

Loans with evidence of credit deterioration as of their acquisition dates, are purchased credit-impaired (“PCI”) loans. PCI loans are recorded net of ASC 310-30 discount and totaled $345.0 million and $482.3 million as of September 30, 2018 and December 31, 2017, respectively. PCI loans are considered to be accruing due to the existence of the accretable yield, which represents the cash expected to be collected in excess of their carrying value, and not based on consideration given to contractual interest payments. The accretable yield was $79.3 million and $102.0 million as of September 30, 2018 and December 31, 2017, respectively. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the Consolidated Statement of Income or the allowance for credit losses. For additional details regarding PCI loans, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of September 30, 2018, loans held-for-sale of $3.1 million consisted of C&I and single-family residential loans. In comparison, as of December 31, 2017, loans held-for-sale of $85 thousand consisted of single-family residential loans.

Loan Purchases, Sales and Transfers

During the three and nine months ended September 30, 2018, the Company purchased loans held-for-investment of $61.1 million and $450.9 million, respectively, compared to $72.4 million and $441.1 million, respectively, during the same periods in 2017. The purchased loans held-for-investment for each of the three and nine months ended September 30, 2018 and 2017 were primarily comprised of C&I syndication loans.

Certain purchased and originated loans are transferred from held-for-investment to held-for-sale and corresponding write-downs to allowance for loan losses are recorded, when appropriate. Loans transferred from held-for-investment to held-for-sale were $78.0 million and $74.5 million during the three months ended September 30, 2018 and 2017, respectively, and $363.6 million and $418.5 million during the nine months ended September 30, 2018 and 2017, respectively. These transfers were comprised mainly of C&I loans for all periods. As a result of these transfers, the Company recorded $110 thousand and $13.5 million in write-downs to the allowance for loan losses for the three and nine months ended September 30, 2018, respectively, and $232 thousand and $441 thousand for the three and nine months ended September 30, 2017, respectively.

During the three and nine months ended September 30, 2018, the Company sold $58.9 million and $252.1 million in originated loans, respectively, resulting in net gains of $1.1 million and $5.0 million, respectively. The sales of originated loans during the three months ended September 30, 2018 were primarily comprised of $28.3 million of C&I loans and $20.8 million of single-family residential loans. The sales of originated loans during the nine months ended September 30, 2018 were primarily comprised of $170.9 million of C&I loans. In comparison, during the three and nine months ended September 30, 2017, the Company sold $33.8 million and $101.4 million, respectively, in originated loans, resulting in net gains of $2.3 million and $5.5 million, respectively. The sales of originated loans during the three and nine months ended September 30, 2017 were primarily comprised of $12.3 million and $50.5 million of C&I loans, respectively, and $14.8 million and $33.2 million of CRE loans, respectively.

From time to time, the Company purchases and sells loans in the secondary market. During the three and nine months ended September 30, 2018, the Company sold $34.5 million and $134.5 million in purchased loans, respectively, at net gains of $1 thousand and $33 thousand, respectively. In comparison, during the three and nine months ended September 30, 2017, the Company sold $57.4 million and $354.5 million in purchased loans, respectively, in the secondary market, resulting in net gains of $19 thousand and $1.2 million, respectively.

The Company records valuation adjustments in Net gains on sales of loans on the Consolidated Statement of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value. No lower of cost or fair value adjustments were recorded for each of the three months ended September 30, 2018 and 2017, and nine months ended September 30, 2018. The Company recorded a lower of cost or fair value adjustment of $61 thousand for the nine months ended September 30, 2017.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Hence, OREO are not directly related to the Company’s business and are considered nonperforming assets. Generally, loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrowers’ financial conditions and the adequacy of collateral, if any. The following table presents information regarding non-PCI nonperforming assets as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018	December 31, 2017
Nonaccrual loans:
Commercial lending:
C&I	$72,797	$69,213
CRE	24,752	26,986
Multifamily residential	1,761	1,717
Construction and land	—	3,973
Consumer lending:
Single-family residential	5,222	5,923
HELOCs	6,872	4,006
Other consumer	2,491	2,491
Total nonaccrual loans	113,895	114,309
OREO	748	830
Total nonperforming assets	$114,643	$115,139
Non-PCI nonperforming assets to total assets (1)	0.29%	0.31%
Non-PCI nonaccrual loans to loans held-for-investment (1)	0.36%	0.39%
Allowance for loan losses to non-PCI nonaccrual loans	272.22%	251.19%

(1)	Total assets and loans held-for-investment include PCI loans of $345.0 million and $482.3 million as of September 30, 2018 and December 31, 2017, respectively.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrowers’ financial conditions and loan repayment capabilities. Nonaccrual loans decreased by $414 thousand to $113.9 million as of September 30, 2018 from $114.3 million as of December 31, 2017. Nonaccrual loans as a percentage of loans held-for-investment decreased from 0.39% as of December 31, 2017 to 0.36% as of September 30, 2018. As of September 30, 2018, $43.3 million or 38% of the $113.9 million non-PCI nonaccrual loans consisted of loans that were less than 90 days delinquent. In comparison, $34.4 million or 30% of the $114.3 million non-PCI nonaccrual loans consisted of loans that were less than 90 days delinquent as of December 31, 2017.

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

The following table presents the performing and nonperforming TDRs by loan segments as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018		December 31, 2017
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
Commercial lending:
C&I	$13,799	$17,168	$29,472	$39,509
CRE	6,254	17,714	8,570	17,830
Multifamily residential	4,337	267	8,919	289
Construction and land	—	—	—	3,973
Consumer lending:
Single-family residential	8,194	395	8,415	778
HELOCs	1,344	1,792	1,202	530
Total TDRs	$33,928	$37,336	$56,578	$62,909

Performing TDRs decreased by $22.7 million or 40% to $33.9 million as of September 30, 2018, primarily due to paydowns, payoffs and charge-offs of several C&I, multifamily residential and CRE loans, partially offset by the transfer of a C&I loan from nonperforming status during the nine months ended September 30, 2018. Likewise, nonperforming TDRs decreased by $25.6 million or 41% to $37.3 million as of September 30, 2018, primarily due to paydowns and payoffs of several C&I and land loans, and the aforementioned transfer of the C&I loan to performing status during the nine months ended September 30, 2018.

The Company’s impaired loans include predominantly non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified as a TDR, on either accrual or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K for additional information regarding the Company’s TDRs and impaired loan policies. As of September 30, 2018, the allowance for loan losses included $17.8 million for impaired loans with a total recorded investment balance of $77.8 million. In comparison, the allowance for loan losses included $19.9 million for impaired loans with a total recorded investment balance of $91.8 million as of December 31, 2017.

The following table presents the recorded investment balances for non-PCI impaired loans as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial lending:
C&I	$86,596	59%	$98,685	58%
CRE	31,006	21%	35,556	21%
Multifamily residential	6,098	4%	10,636	6%
Construction and land	—	—%	3,973	2%
Total commercial lending	123,700	84%	148,850	87%
Consumer lending:
Single-family residential	13,416	9%	14,338	8%
HELOCs	8,216	5%	5,208	3%
Other consumer	2,491	2%	2,491	2%
Total consumer lending	24,123	16%	22,037	13%
Total non-PCI impaired loans	$147,823	100%	$170,887	100%

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

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of September 30, 2018, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, loan growth, portfolio performance and general economic conditions. The estimation of the allowance for credit losses involves subjective and complex judgments. For additional details on the Company’s allowance for credit losses, including the methodologies used, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements of this report, and Item 7. MD&A — Critical Accounting Policies and Estimates and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2017 Form 10-K.

The following table presents a summary of activities in the allowance for credit losses for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Allowance for loan losses, beginning of period	$301,550	$276,316	$287,128	$260,520
Provision for loan losses	12,642	13,448	47,695	32,134
Gross charge-offs:
Commercial lending:
C&I	(4,462)	(7,359)	(36,441)	(19,802)
Construction and land	—	—	—	(149)
Consumer lending:
Single-family residential	—	—	(1)	(1)
HELOCs	—	(55)	—	(55)
Other consumer	(6)	(10)	(185)	(17)
Total gross charge-offs	(4,468)	(7,424)	(36,627)	(20,024)
Gross recoveries:
Commercial lending:
C&I	411	1,962	8,841	9,205
CRE	2	549	431	1,541
Multifamily residential	77	634	1,471	1,329
Construction and land	23	61	716	173
Consumer lending:
Single-family residential	295	175	1,108	429
HELOCs	—	—	—	24
Other consumer	1	2	2	142
Total gross recoveries	809	3,383	12,569	12,843
Net charge-offs	(3,659)	(4,041)	(24,058)	(7,181)
Foreign currency translation adjustments	(492)	203	(724)	453
Allowance for loan losses, end of period	310,041	285,926	310,041	285,926

Allowance for unfunded credit reserves, beginning of period	14,019	15,188	13,318	16,121
Reversal of unfunded credit reserves	(2,100)	(452)	(1,399)	(1,385)
Allowance for unfunded credit reserves, end of period	11,919	14,736	11,919	14,736
Allowance for credit losses	$321,960	$300,662	$321,960	$300,662

Average loans held-for-investment	$30,488,140	$27,529,103	$29,762,719	$26,764,327
Loans held-for-investment	$31,210,185	$28,525,357	$31,210,185	$28,525,357
Allowance for loan losses to loans held-for-investment	0.99%	1.00%	0.99%	1.00%
Annualized net charge-offs to average loans held-for-investment	0.05%	0.06%	0.11%	0.04%

As of September 30, 2018, the allowance for loan losses increased to $310.0 million or 0.99% of loans held-for-investment, compared to $287.8 million or 0.99% and $285.9 million or 1.00% of loans held-for-investment as of December 31, 2017 and September 30, 2017, respectively. The increase in the allowance for loan losses was largely due to loan portfolio growth. The allowance for loan losses to loans held-for-investment ratio as of September 30, 2018 remained stable compared to December 31, 2017, and slightly improved compared to September 30, 2017, as a result of the stable economic cycle and prudent credit risk management practices. Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The fluctuation in the provision for credit losses is impacted by the historical loss rates trend along with the net charge-offs experienced during the period. The decrease in the provision for credit losses for the three months ended September 30, 2018, compared to the same period in 2017, was due to a reduction in net charge-offs. The increase in the provision for credit losses for the nine months ended September 30, 2018, compared to the same period in 2017, was reflective of the overall loan portfolio growth and increases in net charge-offs. The Company believes the allowance for credit losses as of September 30, 2018 and December 31, 2017 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at each respective date.

The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans held-for-investment as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018		December 31, 2017
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
Commercial lending:
C&I	$181,757	37%	$163,058	37%
CRE	45,428	29%	41,237	31%
Multifamily residential	17,755	7%	19,109	7%
Construction and land	24,433	2%	26,881	2%
Consumer lending:
Single-family residential	30,645	18%	26,362	16%
HELOCs	5,762	6%	7,354	6%
Other consumer	4,261	1%	3,127	1%
Total	$310,041	100%	$287,128	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of September 30, 2018, the Company established an allowance of $31 thousand on $345.0 million of PCI loans. In comparison, an allowance of $58 thousand was established on $482.3 million of PCI loans as of December 31, 2017. The allowance balances of the PCI loans for both periods were attributed mainly to CRE loans.

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. The following table presents the balances for deposits as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018		December 31, 2017		Change
	Amount	% of Total Deposits	Amount	% of Total Deposits	$	%
Core deposits
Noninterest-bearing demand	$10,794,370	32%	$10,887,306	34%	$(92,936)	(1)%
Interest-bearing checking	4,383,672	13%	4,419,089	14%	(35,417)	(1)%
Money market	7,608,191	23%	8,359,425	26%	(751,234)	(9)%
Savings	2,142,105	6%	2,308,494	7%	(166,389)	(7)%
Total core deposits	24,928,338	74%	25,974,314	82%	(1,045,976)	(4)%
Time deposits	8,700,786	26%	5,640,749	18%	3,060,037	54%
Total deposits	$33,629,124	100%	$31,615,063	100%	$2,014,061	6%

The Company’s deposit strategy is to grow and retain relationship-based deposits, which provide a stable and low-cost source of funding and liquidity to the Company. The $2.01 billion or 6% increase in total deposits to $33.63 billion as of September 30, 2018, from $31.62 billion as of December 31, 2017, was primarily due to a $3.06 billion or 54% increase in time deposits, which was partially offset by a $1.05 billion or 4% decrease in core deposits. Core deposits comprised 74% and 82% of total deposits as of September 30, 2018 and December 31, 2017, respectively. The $1.05 billion decrease in core deposits was primarily due to decreases in money market and savings deposits. Noninterest-bearing demand deposits comprised 32% and 34% of total deposits as of September 30, 2018 and December 31, 2017, respectively. The Company’s loans-to-deposit ratio was 93% and 90% as of September 30, 2018 and December 31, 2017, respectively.

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, long-term FHLB advances and repurchase agreements.

The $56.4 million short-term borrowings as of September 30, 2018 were entered into by the Company’s subsidiary, East West Bank (China) Limited, with interest rates ranging from 4.30% to 4.55% as of September 30, 2018, and will mature in the fourth quarter of 2018 and in 2019. In comparison, the Company had no short-term borrowings outstanding as of December 31, 2017.

FHLB advances increased $1.7 million or 1% to $325.6 million as of September 30, 2018 from $323.9 million as of December 31, 2017. As of September 30, 2018, FHLB advances had floating interest rates ranging from 2.39% to 2.73% with remaining maturities between 0.4 and 4.1 years.

Gross repurchase agreements totaled $450.0 million as of both September 30, 2018 and December 31, 2017. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Net repurchase agreements totaled $50.0 million as of both September 30, 2018 and December 31, 2017, after offsetting $400.0 million of gross repurchase agreements against gross resale agreements that were both eligible for netting pursuant to ASC 210-20-45-11. As of September 30, 2018, the gross repurchase agreements had interest rates ranging between 4.55% and 4.61%, original terms between 8.5 and 10.0 years, and remaining maturities between 4.1 and 4.9 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded at the values at which the securities are sold. As of September 30, 2018, the collateral for the repurchase agreements was comprised of U.S. Treasury securities and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funding from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements.
Long-Term Debt

The Company uses long-term debt to provide funding to acquire interest-earning assets and enhance liquidity. Long-term debt, which consists of junior subordinated debt and a term loan, decreased $14.8 million or 9% from $171.6 million as of December 31, 2017 to $156.8 million as of September 30, 2018. The decrease was primarily due to the quarterly repayments on the term loan, totaling $15.0 million, during the nine months ended September 30, 2018.

The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt totaled $146.8 million and $146.6 million as of September 30, 2018 and December 31, 2017, respectively. The junior subordinated debt had a weighted-average interest rate of 3.67% and 2.73% for the nine months ended September 30, 2018 and 2017, respectively, with remaining maturities between 16.2 years and 19.0 years as of September 30, 2018.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, with principal repayments of $5.0 million due quarterly. The term loan bears interest at the rate of the three-month London Interbank Offered Rate plus 150 basis points. The weighted-average interest rate was 3.58% and 2.65% for the nine months ended September 30, 2018 and 2017, respectively. The outstanding balance of the term loan was $10.0 million and $25.0 million as of September 30, 2018 and December 31, 2017, respectively.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations and economic uncertainties. In addition, the Company’s financial assets held in the branch in Hong Kong and the subsidiary bank in China may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018		December 31, 2017
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong Branch
Cash and cash equivalents	$305,668	1%	$151,631	—%
Available-for-sale investment securities (1)	$219,306	—%	$242,107	1%
Loans held-for-investment (2)(3)	$647,849	2%	$713,728	2%
Total assets	$1,206,719	3%	$1,100,471	3%

Subsidiary Bank in China
Cash and cash equivalents	$641,472	2%	$626,658	2%
Interest-bearing deposits with banks	$250,900	—%	$188,422	1%
Loans held-for-investment (3)	$693,176	2%	$484,214	1%
Total assets	$1,588,663	4%	$1,302,562	4%

(1)
Primarily comprised of U.S. Treasury securities and corporate debt securities as of September 30, 2018. Primarily comprised of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise debt securities, and corporate debt securities as of December 31, 2017.

(2)	Includes ASC 310-30 discount of $112 thousand and $353 thousand as of September 30, 2018 and December 31, 2017, respectively.

(3)	Primarily comprised of C&I loans.

The following table presents the total revenue generated by the Company’s overseas offices for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Hong Kong Branch
Total revenue	$8,001	2%	$7,043	2%	$22,859	2%	$21,446	2%

Subsidiary Bank in China
Total revenue	$9,655	2%	$5,840	2%	$26,157	2%	$16,891	2%

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

The Company’s stockholders’ equity increased by $402.9 million or 10% to $4.24 billion as of September 30, 2018, compared to $3.84 billion as of December 31, 2017. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings increased by $444.5 million or 17% to $3.02 billion as of September 30, 2018, compared to $2.58 billion as of December 31, 2017. The increase was primarily due to net income of $530.7 million, partially offset by $92.3 million of cash dividends declared during the nine months ended September 30, 2018. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity.

Book value was $29.29 per common share based on 144.9 million common shares outstanding as of September 30, 2018, compared to $26.58 per common share based on 144.5 million common shares outstanding as of December 31, 2017. The Company made quarterly dividend payments of $0.20 per common share during the first two quarters of 2018 and of $0.23 per common share during the third quarter of 2018. In comparison, the Company made quarterly dividend payments of $0.20 per common share during the nine months ended September 30, 2017. In October 2018, the Company’s Board of Directors declared fourth quarter 2018 cash dividends for the Company’s common stock. The common stock cash dividend of $0.23 per share will be paid on November 15, 2018 to stockholders of record as of November 1, 2018.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines that are designed to reflect the degree of risk associated with a banking organization’s operations and transactions. The guidelines cover transactions that are reported on the balance sheet as well as those reported as off-balance sheet items. In 2013, the Federal Reserve Board, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency issued the final Basel III Capital Rules establishing a new comprehensive capital framework for strengthening international capital standards as well as implementing certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2017 Form 10-K for additional details. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain components).

The Basel III Capital Rules require that banking organizations maintain a minimum CET1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% and a minimum total capital ratio of 8.0%. Moreover, the rules that require banking organizations to maintain a capital conservation buffer of 2.5% above the capital minimums, are being phased-in over four years beginning in 2016 (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in in 2019, banking organizations will be required to maintain a minimum CET1 capital ratio of 7.0%, a minimum Tier 1 capital ratio of 8.5% and a minimum total capital ratio of 10.5% to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of September 30, 2018 and December 31, 2017, both the Company and the Bank were considered “well-capitalized,” and met all capital requirements on a fully phased-in basis under the Basel III Capital Rules.

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2018 and December 31, 2017 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Regulatory Capital Ratios	Basel III Capital Rules
	September 30, 2018		December 31, 2017		Minimum Regulatory Requirements	Well- Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirements
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital	12.3%	12.3%	11.4%	11.4%	4.5%	6.5%	7.0%
Tier 1 risk-based capital	12.3%	12.3%	11.4%	11.4%	6.0%	8.0%	8.5%
Total risk-based capital	13.8%	13.3%	12.9%	12.4%	8.0%	10.0%	10.5%
Tier 1 leverage capital	10.0%	10.0%	9.2%	9.2%	4.0%	5.0%	4.0%

The Company’s CET1, Tier 1 and total risk-based capital ratios improved by 89 basis points, while the Tier 1 leverage capital ratios improved by 84 basis points during the nine months ended September 30, 2018. The improvement was primarily driven by increases in revenues largely due to an increase in net interest income and the gain on the sale of DCB branches, and by a lower tax expense as result of the enactment of the Tax Act. The $1.54 billion or 5% increase in risk-weighted assets from $29.67 billion as of December 31, 2017 to $31.21 billion as of September 30, 2018 was primarily due to the growth of the Company’s assets. As of September 30, 2018, the Company’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage capital ratios were all well above the well-capitalized requirements.

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

Off-Balance Sheet Arrangements

In the course of the Company’s business, the Company may enter into or be a party to transactions that are not recorded on the Consolidated Balance Sheet and are considered to be off-balance sheet arrangements. Off-balance sheet arrangements are any contractual arrangements to which a nonconsolidated entity is a party and under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in a nonconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

As a financial service provider, the Company routinely enters into commitments to extend credit to customers, such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. The following table presents the Company’s loan commitments, commercial letters of credit and SBLCs as of September 30, 2018:

($ in thousands)	Commitments Outstanding
Loan commitments	$5,097,885
Commercial letters of credit and SBLCs	$1,711,384

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

Asset Liability and Market Risk Management

Liquidity

Liquidity is a financial institution’s capacity to meet its deposit and other counterparty obligations as they come due or obtain adequate funding at a reasonable cost to meet those obligations. The objective of liquidity management is to manage the potential mismatch of asset and liability cash flows. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting either daily operations or the financial condition of the institution. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets and utilizes diverse funding sources including its stable core deposit base. The Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position. The ALCO regularly monitors the Company’s liquidity status and related management processes, and provides regular reports to the Board of Directors.

The Company maintains its liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unpledged investment securities. These assets totaled $5.24 billion, accounting for 13% of total assets, including the reserve requirement of $630.5 million as of September 30, 2018. In comparison, these assets totaled $5.51 billion, accounting for 15% of total assets, including the reserve requirement of $699.4 million as of December 31, 2017. Investment securities included as part of liquidity sources are primarily comprised of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government sponsored enterprises, as well as the U.S. Treasury securities. The Company believes these investment securities provide quick sources of liquidity through sales or pledging to obtain financing, regardless of market conditions. Traditional forms of funding such as deposit growth and borrowings augment these liquid assets. Total deposits (including deposits held-for-sale as of December 31, 2017) amounted to $33.63 billion as of September 30, 2018, compared to $32.22 billion as of December 31, 2017, of which core deposits comprised 74% and 81% of total deposits as of September 30, 2018 and December 31, 2017, respectively. As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds lines of credit with various correspondent banks to purchase overnight funds and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $6.15 billion and $3.07 billion, respectively, as of September 30, 2018. The Bank’s unsecured federal funds lines of credit, subject to availability, totaled $623.5 million with correspondent banks as of September 30, 2018. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term and intermediate-term needs.
As of September 30, 2018, the Company is not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, which are subject to applicable statutes, regulations and special approval. For the nine months ended September 30, 2018 and 2017, the Bank paid total dividends of $105.0 million and $255.0 million to East West, respectively. In addition, in October 2018, the Board of Directors declared a quarterly common stock cash dividend of $0.23 per share, payable on November 15, 2018 to stockholders of record on November 1, 2018.

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

Consolidated Cash Flows Analysis

The following table presents a summary of the Company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017, which may be helpful to highlight business strategies and macro trends. In addition to this cash flow analysis, the discussion related to liquidity in Item 2 — MD&A — Asset Liability and Market Risk Management — Liquidity may provide more useful context in evaluating the Company’s liquidity position and related activity.

($ in thousands)	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$693,316	$669,453
Net cash used in investing activities	(2,654,135)	(2,070,678)
Net cash provided by financing activities	2,033,347	1,239,486
Effect of exchange rate changes on cash and cash equivalents	(28,333)	19,985
Net increase (decrease) in cash and cash equivalents	44,195	(141,754)
Cash and cash equivalents, beginning of period	2,174,592	1,878,503
Cash and cash equivalents, end of period	$2,218,787	$1,736,749

Operating activities — The Company’s operating assets and liabilities support the Company’s lending and capital market activities. Net cash provided by operating activities was $693.3 million and $669.5 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, net cash provided by operating activities mainly reflected $530.7 million and $420.7 million of net income, respectively. During the nine months ended September 30, 2018, net operating cash inflows also benefited from $108.6 million in non-cash adjustments to reconcile net income to net cash and $92.0 million of changes in accrued expenses and other liabilities, partially offset by $38.2 million of changes in accrued interest receivable and other assets. In comparison, net operating cash inflows for the same period in 2017 benefited from $44.5 million in non-cash adjustments to reconcile net income to net cash, $105.4 million of changes in accrued interest receivable and other assets, and $95.4 million of changes in accrued expenses and other liabilities.

Investing activities — Net cash used in investing activities was $2.65 billion and $2.07 billion for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, net cash used in investing activities primarily reflected a $2.25 billion increase in loans held-for-investment, a $503.7 million payment for the sale of the Bank’s eight DCB branches to Flagstar and $73.0 million in net fundings of investments in qualified affordable housing partnerships, tax credits and other investments, partially offset by $185.7 million of net cash inflows from available-for-sale investment securities. In comparison, during the same period in 2017, net cash used in investing activities primarily reflected increases in loans held-for-investment and investments in qualified affordable housing partnerships, tax credit and other investments of $2.96 billion and $130.1 million, respectively, partially offset by net cash inflows from available-for-sale investment securities and resale agreements of $498.6 million and $450.0 million, respectively, and $116.0 million in cash received from the sale of a commercial property during the first quarter of 2017.

Financing activities — Net cash provided by financing activities of $2.03 billion and $1.24 billion for the nine months ended September 30, 2018 and 2017, respectively, was primarily reflective of $2.09 billion and $1.39 billion net increases in deposits for the nine months ended September 30, 2018 and 2017, respectively.

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

The interest rate risk exposure is measured and monitored through various risk management tools which include a simulation model that performs interest rate sensitivity analysis under multiple interest rate scenarios. The model incorporates the Company’s loans, investment securities, resale agreements, deposits, wholesale borrowings, and repurchase agreements. The financial instruments from the Company’s domestic and foreign operations, forecasted noninterest income and noninterest expense items are also incorporated in the simulation. The interest rate scenarios simulated include an instantaneous parallel shift and non-parallel shift in the yield curve (“rate shock”). In addition, the Company also performs various simulations using alternative interest rate scenarios. The alternative interest rate scenarios include yield curve flattening, yield curve steepening and yield curve inverting. In order to apply the assumed interest rate environment, adjustments are made to reflect the shift in the U.S. Treasury and other appropriate yield curves. The Company incorporates both a static balance sheet and a forward growth balance sheet in order to perform these analyses. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

The simulation model is based on the actual maturity and re-pricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. The Company’s net interest income simulation model incorporates various assumptions, which management believes to be reasonable but may have a significant impact on results. They include: the timing and magnitude of changes in interest rates, the yield curve evolution and shape, repricing characteristics, and the effect of interest rate floors, periodic loan caps and lifetime loan caps. In addition, the modeled results are highly sensitive to the deposit decay assumptions used for deposits that do not have specific maturities. The Company uses historical regression analysis of the Company’s internal deposit data as a guide to set deposit decay assumptions. The model is also highly sensitive to assumptions regarding the correlation of the change in interest rates paid on core deposits to changes in benchmark market interest rates, commonly referred to as deposit beta assumptions. Deposit beta assumptions are developed based on the Company’s historical experience. The model is also sensitive to the loan and investment prepayment assumptions. The loan and investment prepayment assumptions, which consider the anticipated prepayments under different interest rate environments, are based on an independent model, as well as the Company’s historical prepayment experiences.

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

Twelve-Month Net Interest Income Simulation

The following table presents the Company’s net interest income and economic value of equity (“EVE”) sensitivity as of September 30, 2018 and December 31, 2017 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)		EVE Volatility (2)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
+200	18.7%	18.9%	6.3%	7.1%
+100	8.6%	10.7%	1.0%	3.2%
-100	(8.6)%	(7.4)%	(1.9)%	(3.5)%
-200	(16.3)%	(12.6)%	(10.3)%	(8.8)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

(2)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s estimated twelve-month net interest income sensitivity as of September 30, 2018 was lower compared to December 31, 2017 for both the upward 100 and 200 basis point rate scenarios. Simulated increases in interest income are offset by increases in interest expense arising from the repricing of the Company’s deposit portfolio. In both simulated downward interest rate scenarios, sensitivity increased mainly due to the impact of recent interest rate increases. As interest rates rise further away from all time historical lows, there is more room for the Company’s simulated interest income to decline in a downward interest rate scenario, relative to previous simulations.

The federal funds target rate was between 2.00% and 2.25% as of September 30, 2018. Year-to-date in 2018, the Federal Reserve increased its federal funds target rate by 75 basis points in three increments, consistent with the Federal Open Market Committee’s intention of increasing the rate at a gradual pace. While an instantaneous and sustained non-parallel shift in market interest rates was used in the simulation model presented in the table above, the Company believes that an actual shift in interest rates would be more gradual and therefore have a more modest impact on net interest income sensitivity to rising interest rates. Therefore, the Company has elected to present the results of a gradual interest rate shift simulation. The table below shows the net interest income volatility under a gradual parallel shift upward and downward of the yield curve in even quarterly increments over a period of twelve months, followed by rates held constant thereafter (“Rate Ramp”).

Change in Interest Rates (Basis Points)	September 30, 2018
Net Interest Income Volatility
+200 Rate Ramp	6.7%
+100 Rate Ramp	3.0%
-100 Rate Ramp	(3.4)%
-200 Rate Ramp	(6.6)%

The Company believes that the above Rate Ramp table, when evaluated together with the results of the rate shock simulation, presents a better indication of the potential impact to the Company’s twelve-month net interest income in a rising and falling rate scenario than the instantaneous rate shock simulation alone.

Beginning September 2015, the Company had simulated net interest income sensitivity for upward 100 and 200 basis point scenarios assuming a demand deposit migration into interest-bearing accounts of $1 billion, $2 billion and $3 billion. The results of these simulations were previously disclosed in the MD&A — Asset Liability and Market Risks Management sections of the Company’s prior quarterly Form 10-Q and annual Form 10-K filings. In the Company’s view, these simulations augmented the standard asset sensitivity disclosures to better illustrate the potential impact to the Company’s net interest income sensitivity from potential deposit mix shifts during a rising interest rate environment.

As of September 30, 2018, the Federal Reserve has increased its federal funds target rate to 2.25% from a low of 0.25% as of September 30, 2015. The Company believes that any significant impact of the rebalancing of its deposit portfolio is reflected in its normal interest rate shock simulations. Therefore, the supplemental presentation of results from a simulated deposit migration has been discontinued, and has been replaced by supplemental presentation of results from a rate ramp analysis, which the Company believes to be more informative in the current interest rate environment.

Economic Value of Equity at Risk

The Company’s EVE sensitivity decreased as of September 30, 2018, compared to December 31, 2017, for both of the upward interest rate scenarios. In the simulated upward 100 and 200 basis point interest rate scenarios, EVE sensitivity was 1.0% and 6.3%, respectively, as of September 30, 2018, compared to 3.2% and 7.1%, respectively, as of December 31, 2017. These decreases were primarily due to changes in the balance sheet portfolio mix. In the declining 100 and 200 basis point rate scenarios, the Company’s EVE sensitivity decreased for the downward 100 basis point interest rate scenario but increased for the downward 200 basis point interest rate scenario as of September 30, 2018, compared to December 31, 2017. In the simulated downward 100 and 200 basis point interest rate scenario, EVE sensitivity was (1.9)% and (10.3)%, respectively, as of September 30, 2018, compared to (3.5)% and (8.8)%, respectively, as of December 31, 2017. The Company regularly reviews and updates its assumptions with regards to the timing and magnitude of changes in interest rates, and the shape and evolution of the yield curve to more accurately reflect expected customer behavior.

The Company’s net interest income and EVE profile as of September 30, 2018, as presented in the net interest income and EVE sensitivity tables, reflects an asset sensitive net interest income position and an asset sensitive EVE position. Net interest income would be expected to increase if interest rates increase and to decrease if interest rates decrease. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive loans that are funded in large part by stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, net interest income increases when interest rates increase, and decreases when interest rates decrease. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company will, from time to time, enter into derivative transactions in order to reduce its exposure to market risks, including primarily interest rate risk and foreign currency risk. The Company believes that these derivative transactions, when properly structured and managed, may provide a hedge against inherent risk in certain assets and liabilities and against risk in specific transactions. Hedging transactions may be implemented using swaps, caps, floors, forwards and options. Prior to entering into any hedging activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. In addition, the Company enters into derivative transactions in order to assist customers with their risk management objectives, primarily to manage exposures to fluctuations in interest rates, currencies and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into mirrored derivative contracts with third-party financial institutions. The exposures derived from derivative transactions are collateralized by cash and eligible securities based on limits set forth in the respective agreements between the Company and the financial institutions.

The Company is subject to credit risk associated with the counterparties to derivative contracts. This counterparty credit risk is a multidimensional form of risk, affected by both the exposure to a counterparty and the credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risks and the Company has guidelines in place to manage counterparty concentration and tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting arrangements, and requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to institutional third parties through the use of credit risk participation agreements (“RPA”). Certain derivative contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk. The Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives.

Fair Value Hedges — As of September 30, 2018, the Company had two cancellable interest rate swap contracts with original terms of 20 years. The objective of these interest rate swaps, which were designated as fair value hedges, was to obtain low-cost floating rate funding on certain brokered certificates of deposit. These swap contracts involve the exchange of variable rate payments over the life of the agreements without the exchange of the underlying notional amounts. The change in fair value of these brokered certificates of deposit are expected to be effectively offset by the change in fair value of the swaps throughout the terms of these contracts.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allows hedging of the foreign currency risk of a net investment in a foreign operation. During 2018, the Company entered into new foreign currency swap contracts to hedge its investment in East West Bank (China) Limited, the non-U.S. dollar (“USD”) functional currency subsidiary of the Company in China. The hedging instruments, designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi. As of September 30, 2018, the outstanding foreign currency swaps effectively hedged approximately half of the Chinese Renminbi exposure in East West Bank (China) Limited. The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by change in fair value of the swaps.

Interest Rate Contracts — The Company offers various interest rate derivative contracts to its customers.  When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions.  These derivative contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company.  These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedge relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component. The Company records credit valuation adjustments on derivatives in order to properly reflect the variances of credit worthiness between the Company and the counterparties, considering  the effects of enforceable master netting agreements and collateral arrangements.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered into with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Act. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls. The changes in fair values of the foreign exchange contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with customers throughout the terms of these contracts.

Credit Contracts — The Company may periodically enter into RPAs to manage the credit exposure on interest rate contracts associated with its syndicated loans.  The Company may enter into protection sold or protection purchased RPAs with institutional counterparties to decrease or increase its exposure to a borrower. Under the RPA, the Company will receive or make a payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the normal credit review process.

Equity Contracts — The Company obtained warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process. The warrants included on the Consolidated Financial Statements were from public and private companies.

Commodity Contracts — Starting in 2018, the Company entered into energy commodity contracts with its customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company enters into offsetting commodity contracts with financial institutions. The changes in fair values of the energy commodity contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the energy commodity transactions executed with customers throughout the terms of these contracts. The Company did not have any commodity contracts in 2017.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2017 Form 10-K, Note 4 — Fair Value Measurement and Fair Value of Financial Instruments and Note 7 — Derivatives to the Consolidated Financial Statements of this report.

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

The Company believes these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding its performance. During the first quarter of 2017, the Company consummated a sale and leaseback transaction on a commercial property and recognized a pre-tax gain on sale of $71.7 million. During the third quarter of 2017, the Company sold its EWIS insurance brokerage business and recognized a pre-tax gain on sale of $3.8 million. During the first quarter of 2018, the Company sold its eight DCB branches and recognized a pre-tax gain on sale of $31.5 million. Management believes that excluding the nonrecurring after-tax effect of the gains on sales of the commercial property, the EWIS insurance brokerage business and the Bank’s DCB branches from net income, diluted EPS, and returns on average assets and average equity, will make it easier to analyze the results by presenting them on a more comparable basis. However, note that these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table presents a reconciliation of GAAP to non-GAAP financial measures for the three and nine months ended September 30, 2018 and 2017:

($ and shares in thousands, except per share data)		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Net income	(a)	$171,302	$132,660	$530,683	$420,726
Less: Gain on sale of the commercial property		—	—	—	(71,654)
Gain on sale of business		—	(3,807)	(31,470)	(3,807)
Add: Tax effect of adjustments (1)		—	1,601	$9,303	31,729
Non-GAAP net income	(b)	$171,302	$130,454	$508,516	$376,994

Diluted weighted-average number of shares outstanding		146,173	145,882	146,158	145,849

Diluted EPS		$1.17	$0.91	$3.63	$2.88
Diluted EPS impact of gain on sale of the commercial property, net of tax		—	—	—	(0.28)
Diluted EPS impact of gain on sale of business, net of tax		—	(0.02)	(0.15)	(0.02)
Non-GAAP diluted EPS		$1.17	$0.89	$3.48	$2.58

Average total assets	(c)	$38,659,262	$35,937,567	$37,874,434	$35,290,542
Average stockholders’ equity	(d)	$4,197,675	$3,756,207	$4,061,977	$3,630,062
Return on average assets (2)	(a)/(c)	1.76%	1.46%	1.87%	1.59%
Non-GAAP return on average assets (2)	(b)/(c)	1.76%	1.44%	1.80%	1.43%
Return on average equity (2)	(a)/(d)	16.19%	14.01%	17.47%	15.50%
Non-GAAP return on average equity (2)	(b)/(d)	16.19%	13.78%	16.74%	13.89%

(1)	Statutory tax rate of 29.56% was applied for the three and nine months ended September 30, 2018, and 42.05% was applied for the three and nine months ended September 30, 2017.

(2)	Annualized.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2018, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2018, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended September 30, 2018.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this report:

Exhibit No.	Exhibit Description

10.1
Agreement between Gregory L. Guyett and East West Bank dated August 9, 2018.* [Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K, filed with the Commission on August 14, 2018 (File No. 000-24939).]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Denotes management contract or compensatory plan or arrangement.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

GLOSSARY OF ACRONYMS

ALCO	Asset/Liability Committee
AML	Anti-Money Laundering
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BSA	Bank Secrecy Act
C&I	Commercial and industrial
CECL	Current expected credit loss
CET1	Common Equity Tier 1
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act
CRE	Commercial real estate
DBO	California Department of Business Oversight
DCB	Desert Community Bank
EPS	Earnings per share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank of San Francisco
GAAP	United States Generally Accepted Accounting Principles
HELOC	Home equity line of credit
ISDA	International Swaps and Derivatives Association, Inc.
LCH	London Clearing House
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million British thermal unit
MOU	Memorandum of Understanding
NAV	Net Asset Value
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit-impaired
RPA	Credit risk participation agreement
RSA	Restricted stock award
RSU	Restricted stock unit
S&P	Standard and Poor’s
SBLC	Standby letter of credit
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
U.S.	United States
USD	U.S. Dollar

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2018

EAST WEST BANCORP, INC. (Registrant)

	By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this report:

Exhibit No.	Exhibit Description

10.1
Agreement between Gregory L. Guyett and East West Bank dated August 9, 2018.* [Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K, filed with the Commission on August 14, 2018 (File No. 000-24939).]

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