Form 10-K
period 2018-12-31
EAST WEST BANCORP INC
filed 2019-02-27
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $9,400,135,868 (based on the June 30, 2018 closing price of Common Stock of $65.20 per share). As of January 31, 2019, 145,146,595 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive proxy statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III.

EAST WEST BANCORP, INC.
2018 ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” “assumes,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

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

•
impact on the Company’s funding costs, net interest income and net interest margin due to changes in key variable market interest rates, competition, regulatory requirements and the Company’s product mix;

•	changes in the Company’s costs of operation, compliance and expansion;

•	the Company’s ability to adopt and successfully integrate new technologies into its business in a strategic manner;

•
impact of failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third parties with whom the Company does business, including as a result of cyber attacks; and other similar matters which could result in, among other things, confidential and/or proprietary information being disclosed or misused;

•	adequacy of the Company’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;

•	impact of adverse changes to the Company’s credit ratings from major credit rating agencies;

•	impact of adverse judgments or settlements in litigation;

•	changes in the commercial and consumer real estate markets;

•	changes in consumer spending and savings habits;

•	changes in the United States (“U.S.”) economy, including inflation, deflation, employment levels, rate of growth and general business conditions;

•	changes in government interest rate policies;

•
impact of benchmark interest rate reform in the U.S. that resulted in the Secured Overnight Financing Rate (“SOFR”) selected as the preferred alternative reference rate to the London Interbank Offered Rate (“LIBOR”);

•	impact of political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•
changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (the “OCC”), the U.S. Securities and Exchange Commission (“SEC”), the Consumer Financial Protection Bureau (“CFPB”) and the California Department of Business Oversight (“DBO”) - Division of Financial Institutions;

•	impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the Company’s business, business practices, cost of operations and executive compensation;

•	heightened regulatory and governmental oversight and scrutiny of the Company’s business practices, including dealings with consumers;

•
impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations and legal actions and from the Company’s interactions with business partners, counterparties, service providers and other third parties;

•	impact of regulatory enforcement actions;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies and their impact on critical accounting policies and assumptions;

•	changes in income tax laws and regulations and the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”);

•	impact of other potential federal tax changes and spending cuts;

•	the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;

•	changes in the Company’s ability to receive dividends from its subsidiaries;

•	any future strategic acquisitions or divestitures;

•	continuing consolidation in the financial services industry;

•	changes in the equity and debt securities markets;

•	fluctuations in the Company’s stock price;

•	fluctuations in foreign currency exchange rates;

•
a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increases in funding costs, a reduction in investor demand for mortgage loans and declines in asset values and/or recognition of other-than-temporary impairment (“OTTI”) on securities held in the Company’s available-for-sale investment securities portfolio;

•	changes in the economy of and monetary policy in the People’s Republic of China; and

•	impact of natural or man-made disasters or calamities or conflicts or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

For a more detailed discussion of some of the factors that might cause such differences, see Item 1A. Risk Factors presented elsewhere in this report. The Company does not undertake, and specifically disclaims any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 1.  BUSINESS
Organization

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”, “we”, or “EWBC”) is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank (the “Bank”), which became its principal asset. In addition to the Bank, East West has six subsidiaries as of December 31, 2018 that were established as statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. East West also owns East West Insurance Services, Inc. (“EWIS”). In the third quarter of 2017, the Company sold the insurance brokerage business of EWIS for $4.3 million, and recorded a pre-tax gain of $3.8 million. EWIS remains a subsidiary of East West and continues to maintain its insurance broker license.

East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries that East West may establish or acquire. As a legal entity separate and distinct from its subsidiaries, East West’s principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. As of December 31, 2018, the Company had $41.04 billion in total assets, $32.07 billion in total loans (including loans held-for-sale, net of allowance), $35.44 billion in deposits and $4.42 billion in total stockholders’ equity.

As of December 31, 2018, the Bank has three wholly-owned subsidiaries. The first subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977 to hold properties used by the Bank in its operations. The second subsidiary, East-West Investment, Inc., primarily acts as a trustee in connection with real estate secured loans. The remaining subsidiary is East West Bank (China) Limited, a banking subsidiary in China.

On November 11, 2017, the Bank entered into a Purchase and Assumption Agreement to sell all eight of its Desert Community Bank (“DCB”) branches to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. The sale of the Bank’s eight DCB branches was completed on March 17, 2018. The assets and liability of the DCB branches that were sold in this transaction primarily consisted of $613.7 million of deposits, $59.1 million of loans, $9.0 million of cash and cash equivalents, and $7.9 million of premises and equipment. The transaction resulted in a net cash payment of $499.9 million by the Bank to Flagstar Bank. After transaction costs, the sale resulted in a pre-tax gain of $31.5 million during the year ended December 31, 2018, which was reported as Net gain on sale of business on the Consolidated Statement of Income.

The Bank continues to develop its international banking presence with its network of overseas branches and representative offices that include five full-service branches in Greater China, located in Hong Kong, Shanghai, Shantou and Shenzhen. The Bank has two branches in Shanghai with one in the Shanghai Pilot Free Trade Zone. The Bank also has five representative offices in Greater China, located in Beijing, Chongqing, Guangzhou, Taipei and Xiamen. In addition to facilitating traditional letters of credit and trade financing to businesses, these representative offices allow the Bank to assist existing clients and to develop new business relationships. Through these branches and offices, the Bank is focused on growing its cross-border client base between the U.S. and Greater China, helping U.S. based businesses expand in Greater China and companies based in Greater China pursue business opportunities in the U.S.

The Bank continues to explore opportunities to establish other foreign offices, subsidiaries, strategic investments and partnerships to expand its international banking capabilities and to capitalize on long-term cross-border business opportunities between the U.S. and Greater China.

Banking Services

As of December 31, 2018, the Bank was the fifth largest independent commercial bank headquartered in California based on total assets. The Bank is the largest bank in the U.S. focused on the financial service needs of individuals and businesses that operate both in the U.S. and Greater China. The Bank also has a strong focus on the Chinese-American community. Through its network of over 130 banking locations in the U.S. and Greater China, the Bank provides a wide range of personal and commercial banking services to businesses and individuals. The Bank provides multilingual services to its customers in English, Mandarin, Cantonese, Spanish, Vietnamese, Tagalog and Taiwanese. The Bank also offers a variety of deposit products that include personal and business checking and savings accounts, money market, time deposits, individual retirement accounts and also offer foreign exchange, and wealth management services. The Bank’s lending activities include commercial and residential real estate, lines of credit, construction, trade finance, letters of credit, commercial business, affordable housing loans, asset-based lending and equipment financing. In addition, the Bank is focused on providing financing to clients in need of a financial bridge to facilitate their business transactions between the U.S. and Greater China.

Operating Segments

The Bank’s three operating segments, Consumer and Business Banking, Commercial Banking and Other, are based on the Bank’s core strategy. The Consumer and Business Banking segment provides financial service products and services to consumer and commercial customers through the Company’s branch network in the U.S. The Commercial Banking segment primarily generates commercial loans and deposits through commercial lending offices located in the U.S. and Greater China. The remaining centralized functions, including the treasury activities of the Company and elimination of inter-segment amounts are aggregated and included in the Other segment. For complete discussion and disclosure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Operating Segment Results and Note 20 — Business Segments to the Consolidated Financial Statements.

Market Area and Competition

The Bank operates in a highly competitive environment. The Company faces competition from domestic and foreign lending institutions and numerous other providers of financial services. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, reputation, interest rates on loans and deposits, lending limits and customer convenience. Competition also varies based on the types of customers and locations served. The Company has the leading banking market share among the Chinese-American community, and maintains a differentiated presence within selected markets by providing cross-border expertise to customers in a number of industry specializations between the U.S and Greater China.

The Bank believes that its customers benefit from the Bank’s understanding of the Greater China markets through its physical presence, corporate and organizational ties in Greater China, as well as the Bank’s international banking products and services. The Bank believes that this approach, combined with the Bank’s senior managements’ and Board of Directors’ extensive ties to Chinese business opportunities and Chinese-American communities, provides the Bank with a competitive advantage. The Bank utilizes its presence in Greater China to identify and build corporate relationships, which the Bank may leverage to create business opportunities in California and other U.S. markets.

While the Company believes it is well positioned within a highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continuing consolidation.

Supervision and Regulation
General
East West and the Bank are extensively regulated under U.S. federal and state laws. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) administered by the FDIC, consumers and the banking system as a whole, and not for the protection of our investors. As a bank holding company, East West is subject to primary inspection, supervision, regulation, and examination by the Federal Reserve under the BHC Act. In addition, the Bank is subject to regulations by certain foreign regulatory agencies in international jurisdictions where we conduct, or may in the future wish to conduct business, including Greater China and Hong Kong.

The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), both as administered by the SEC. Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “EWBC” and is subject to NASDAQ rules for listed companies. The Company is also subject to the accounting oversight and corporate governance of the Sarbanes-Oxley Act of 2002.

Described below are material elements of selected laws and regulations applicable to East West and the Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. A change in applicable statutes, regulations or regulatory policies may have a material effect on the Company’s business.

East West

As a bank holding company and pursuant to its election of the financial holding company status, East West is subject to regulations and examinations by the Federal Reserve under the BHC Act and its authority to, among other things:

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

•
require bank holding companies to serve as a source of financial and managerial strength to subsidiary banks and commit resources, as necessary, to support each subsidiary bank, including at times when bank holding companies may not be inclined to do so. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or both;

•	restrict the payment to and receipt of dividends or other distributions from its subsidiary banks;

•
terminate an activity or terminate control of or liquidate or divest certain nonbank subsidiaries, affiliates or investments if the Federal Reserve believes that the activity or the control of the nonbank subsidiary or affiliate constitutes a serious risk to the financial safety, soundness or stability of the bank holding company; and if the activity, ownership, or control is inconsistent with the purposes of the BHC Act;

•
regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem the Company’s securities in certain situations;

•
require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination, under certain circumstances; and

•
require the approval of acquisitions and mergers with banks and other financial companies, and consider certain competitive, management, financial, financial stability and other factors in granting these approvals. DBO approvals may also be required for certain acquisitions and mergers.

East West’s election to be a financial holding company as permitted under the Gramm-Leach-Bliley Act of 1999 (“GLBA”), allows East West to generally engage in any activity, or acquire and retain the shares of a company engaged in any activity that the Federal Reserve has determined to be financial in nature or incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Activities that are considered to be financial in nature include securities underwriting and dealing, insurance agency and underwriting, merchant banking activities and activities that the Federal Reserve, in consultation with the Secretary of the U.S. Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the Federal Reserve determines upon application to be complementary to a financial activity and do not pose a safety and soundness risk. To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized”, “well managed” and in satisfactory compliance with the Community Reinvestment Act (“CRA”). A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the sections captioned “Capital Requirements” and “Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and a management rating of at least “satisfactory” in its most recent examination. See the section captioned “Community Reinvestment Act” included elsewhere under this item.

The Bank and its Subsidiaries

East West Bank is a California state-chartered bank, a member and stockholder of the Federal Reserve and a member of the FDIC. The Bank is subject to primary inspection, periodic examination, and supervision by the CFPB, the DBO, and the Federal Reserve (the Bank’s primary federal regulator). The FDIC, which insures the Bank’s deposits, also has examination authority over the Bank. The Bank’s foreign operations are regulated and supervised by the Federal Reserve and the DBO, as well as by regulatory authorities in the host countries in which the Bank’s overseas offices reside. Specific federal and state laws and regulations that are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion to impose various restrictions on management or operations and to issue policies and guidance in connection with their supervisory and enforcement activities and examination policies. California law permits state chartered commercial banks to engage in any activity permissible for national banks, unless such activity is expressly prohibited by state law. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to the GLBA, the Bank may conduct certain “financial” activities in a subsidiary to the same extent permitted for a national bank, provided the Bank is and remains “well capitalized,” “well managed” and in “satisfactory” compliance with the CRA.

Regulation of Subsidiaries/Branches

The Bank’s foreign-based subsidiary, East West Bank (China) Limited, is subject to applicable foreign laws and regulations, such as those implemented by the China Banking and Insurance Regulatory Commission. Nonbank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. The East West Bank Hong Kong branch is subject to applicable foreign laws and regulations, such as those implemented by the Hong Kong Monetary Authority and the Securities and Futures Commission of Hong Kong. The Bank’s representative office in Taiwan is subject to the regulation of the Taiwan Financial Supervisory Commission.

Economic Growth, Regulatory Relief, and Consumer Protection Act

The Dodd-Frank Act, enacted in 2010, has resulted in broad changes to the U.S. financial system where its provisions have resulted in enhanced regulation and supervision of the financial services industry. In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, (“EGRRCPA”) was signed into law. While the EGRRCPA preserves the fundamental elements of the post Dodd-Frank regulatory framework, it includes modifications that are intended to result in meaningful regulatory relief for smaller and certain regional banking organizations. The changes can be grouped into several areas that impact us:

1.
Regulatory relief for bank holding companies with assets between $10 billion and $50 billion. We are among the bank holding companies in this range. The EGRRCPA lifts the current statutory requirement that these companies conduct various risk management activities, but the Federal Reserve will still examine our risk management for consistency with safety and soundness and prudent practices. The Dodd-Frank Act required us to conduct an annual prescribed scenario stress test to be submitted to the Federal Reserve. The EGRRCPA eliminated this required prescribed scenario stress test for companies between $10 billion and $50 billion in assets. This stress testing requirement also applied to the Bank. The EGRRCPA does not formally repeal this requirement for the Bank, but the Federal Reserve has indicated that it is likely to do so through regulation.

2.
Regulatory relief for community banks. Although this relief does not apply to the Bank, because of its asset size, it may improve the competitiveness of smaller banks. Banks with under $10 billion in assets are exempt from the Volcker Rule, and certain banks that meet a new Community Bank Leverage Ratio are exempt from other risk-based capital ratio and leverage ratio requirements.

3.
Regulatory relief for large banks. Our larger competitors also receive a degree of regulatory relief. Banks designated as global systemically important banks and banks with more than $250 billion in assets are still automatically subject to enhanced regulation. However, banks with between $100 billion and $250 billion in assets are automatically subject only to supervisory stress tests, while the Federal Reserve has discretion to apply other individual enhanced prudential provisions to these banks. Banks with assets between $50 billion and $100 billion will no longer be subject to enhanced regulation, except for the mandatory risk committee requirement. In addition, EGRRCPA relaxes leverage requirements for large custody banks and allows certain municipal bonds to be counted toward large banks’ liquidity requirements.

The legislation’s increase in the systemically important financial institution (“SIFI”) threshold takes effect immediately for bank holding companies with under $100 billion in total consolidated assets and generally will become effective 18 months after the date of enactment for bank holding companies with total consolidated assets of $100 billion or more but less than $250 billion. However, because the legislation does not amend the regulations itself, the federal banking agencies have promulgated to implement the enhanced prudential standards, the agencies will need to amend their existing regulations to account for the new thresholds. While the agencies have begun to propose new rules and amend existing rules to give effect to the EGRRCPA provisions, the rulemaking process will take some time before new provisions are finalized.

Capital Requirements

The federal banking agencies imposed risk-based capital adequacy guidelines intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with a banking organization’s operations. In July 2013, the federal banking agencies adopted final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework for strengthening international capital standards, commonly referred to as Basel III, and implemented certain provisions of the Dodd-Frank Act. Some of the Basel III Capital Rules have phase-in periods through 2018, and they will take full effect on January 1, 2019.

The Basel III Capital Rules revised the definitions and the components of regulatory capital, in part through the introduction of a Common Equity Tier 1 (“CET1”) capital requirement and a related regulatory capital ratio of CET1 to risk-weighted assets, restricted the type of instruments that may be recognized in Tier 1 and 2 capital (including the phase out of trust preferred securities from Tier 1 capital for bank holding companies). The Basel III Capital Rules also prescribed a new standardized approach for risk weighting assets and expanded the risk weighting categories to a larger and more risk-sensitive number of categories affecting the denominator in banking institutions’ regulatory capital ratios.

Under the Basel III Capital Rules, to be considered adequately capitalized, the Company and the Bank are required to maintain minimum capital ratios of 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% total capital (Tier 1 plus Tier 2) to risk-weighted assets, and 4.0% Tier 1 leverage ratio. The Basel III Capital Rules also introduced a “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and is being phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When the capital conservation buffer requirement is fully phased in, to avoid constraints, a banking organization must maintain the following capital ratios (after any distribution): (i) CET1 to risk-weighted assets more than 7.0%, (ii) Tier 1 capital to risk-weighted assets more than 8.5%, and (iii) total capital to risk-weighted assets more than 10.5%.

With respect to the Bank, the Basel III Capital Rules also revised the Prompt Corrective Action (“PCA”) regulations pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), as discussed below under the Prompt Corrective Action section.

As of December 31, 2018, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis. For additional discussion and disclosure see Item 7. MD&A — Regulatory Capital and Ratios and Note 19 — Regulatory Requirements and Matters to the Consolidated Financial Statements.

Recent Regulatory Capital-Related Developments

From time to time, the regulatory agencies propose changes and amendments to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. Such proposals and interpretations could, if implemented in the future, affect our reported capital ratios.

In September 2017, the federal banking agencies issued a proposed rule intended to reduce regulatory burden by simplifying certain requirements for non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures) (the “Simplification Capital Proposal”), including the Company and the Bank. The Simplification Capital Proposal would amend the existing Basel III Capital Rules by: (1) replacing the definition of high volatility commercial real estate (“HVCRE”) exposures with a simpler and narrower definition of high volatility acquisition, development or construction (“HVADC”) exposures, where the proposed risk weight for HVADC exposures would be 130 percent, a reduction from the 150 percent risk weight that currently applies to HVCRE; (2) simplifying the threshold deductions from CET1 for mortgage servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions, together with revisions to the risk-weight treatment for investments in the capital of unconsolidated financial institutions; and (3) simplifying the limits on the amount of a third-party minority interest in a consolidated subsidiary that could be included in regulatory capital. If the Simplification Capital Proposal is adopted in its current form, the impacts on the Company and the Bank are not expected to be significant.

In December 2017, the Basel Committee on Banking Supervision released the finalization of the reforms to the Basel III Capital Rules, also known as Basel IV. The reforms to the regulatory framework are intended to restore credibility in the calculation of risk weighted assets (“RWA”) by: (1) enhancing the robustness and risk sensitivity of the standardized approaches for credit risk, credit valuation adjustment, and operational risk, which will facilitate the comparability of banks’ capital ratios; (2) constraining the use of internally modeled approaches; and (3) complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. These standards will become effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. The federal banking agencies announced their support for the Basel Committee’s efforts, and that they will consider appropriate application of these revisions to the regulatory capital rules. Any changes to Basel III Capital Rules that are based on the Basel Committee’s reforms must go through the federal banking agencies’ standard notice-and-comment rulemaking process. The agencies have not begun the process and have not indicated when they may do so.

In December 2018, the regulatory agencies approved a final rule to address changes to credit loss accounting, including banking organizations’ implementation of the new Accounting Standards Update (“ASU”) 2016-13 Financial Instruments— Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instrument, which introduces the current expected credit losses methodology (“CECL”). See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information. The final rule provides banking organizations with the option to phase in over a three-year period the day-one adverse effects on regulatory capital upon the adoption of ASU 2016-13. In addition, it revises the regulatory capital rule, stress testing rules, and disclosure requirements to reflect CECL, and amends other regulations that reference credit loss allowances. The final rule is applicable to banking organizations that are subject to the regulatory capital rule, including the Company and the Bank, and is effective on April 1, 2019.

Prompt Corrective Action

The FDIA, as amended, requires federal banking agencies to take PCA with respect to depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The Basel III Capital Rules revised the PCA requirements effective January 1, 2015. Under the revised PCA provisions of the FDIA, an insured depository institution generally is classified in the following categories based on the capital measures indicated:

PCA Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET1 Risk-Based Ratio	Tier 1 Leverage Ratio
Well capitalized	≥ 10%	≥ 8%	≥ 6.5%	≥ 5%
Adequately capitalized	≥ 8%	≥ 6%	≥ 4.5%	≥ 4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly undercapitalized	< 6%	< 4%	< 3.0%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of any dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, cessation of receipt of deposits from correspondent banks, and/or restrictions on interest rates paid on deposits. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The FDIA also permits only well-capitalized insured depository institutions to accept brokered deposits, but an adequately capitalized institution may apply to the FDIC for a waiver of this restriction.

Consumer Financial Protection Bureau Supervision

The Dodd-Frank Act centralized responsibility for consumer financial protection by giving the CFPB the authority to implement, examine and enforce compliance with federal consumer financial laws. Depository institutions with assets exceeding $10 billion (such as the Bank), their affiliates and certain non-banks in the markets for consumer financial services (as determined by the CFPB) are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish. The CFPB is focused on:

•	risks to consumers and compliance with federal consumer financial laws when it evaluates the policies and practices of a financial institution;

•	unfair, deceptive, or abusive acts or practices, which the Dodd-Frank Act empowers the CFPB to prevent through rulemaking, enforcement and examination;

•	rulemaking to implement various federal consumer statutes such as the Home Mortgage Disclosure Act, Truth in Lending Act, Real Estate Settlement Procedures Act and Electronic Fund Transfer Act; and

•	the markets in which firms operate and risks to consumers posed by activities in those markets.

The statutes and regulations that the CFPB enforces mandate certain disclosure and other requirements, and regulate the manner in which financial institutions must deal with consumers when taking deposits, making loans, collecting payments on loans and providing other services. Failure to comply with these laws can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines or criminal penalties, punitive damages or restitution to consumers, and the loss of certain contractual rights. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

Federal Home Loan Bank and the Federal Reserve’s Reserve Requirements

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. The Bank may also access the FHLB for both short-term and long-term secured borrowing sources. The Bank is also a member bank and stockholder of the Federal Reserve Bank of San Francisco (“FRB”). The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts either in the form of vault cash, an interest-bearing account at the Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve. As of December 31, 2018, the Bank was in compliance with these requirements.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to East West. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies have an authority to prohibit or limit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal PCA regulations, the Federal Reserve or FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or below. For more information, see Item 1. Business — Supervision and Regulation — Capital Requirements. It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only if the organization’s net income available to common stockholders over the past year has been sufficient to fully fund the dividends, and if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a financial source of strength to its banking subsidiaries. The Federal Reserve requires bank holding companies to continuously review their dividend policy in light of their organizations’ financial condition and compliance with regulatory capital requirements, and has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are very strong.

Transactions with Affiliates and Insiders

Pursuant to Sections 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation W, banks are subject to restrictions that strictly limit their ability to engage in transactions with their affiliates, including their parent bank holding companies. Regulations promulgated by the Federal Reserve limit the types, terms and amounts of these transactions and generally require the transactions to be on an arm's-length basis. In general, these regulations require that “covered transactions”, typically transactions that create credit risk for a bank between a subsidiary bank and any one affiliate (e.g., its parent company or the non-bank subsidiaries of the bank holding company) are limited to 10% of the subsidiary bank's capital and surplus and, with respect to such subsidiary bank and all such affiliates, to an aggregate of 20% of the subsidiary bank's capital and surplus. Further, these restrictions, contained in the Federal Reserve’s Regulation W, prevent East West and other affiliates from borrowing from, or entering into other credit transactions with the Bank or its operating subsidiaries, unless the loans or other credit transactions are secured by specified amounts of collateral. In addition, the Volcker Rule under the Dodd-Frank Act establishes certain prohibitions, restrictions and requirements (known as “Super 23A” and “Super 23B”) on transactions between a covered fund and a banking entity that serves as an investment manager, investment adviser, organizer and offeror, or sponsor with respect to that covered fund, regardless of whether the banking entity has an ownership interest in the fund. Federal law also limits a bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. The terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. The Dodd-Frank Act treats derivative transactions resulting in credit exposure to an affiliate as covered transactions. It expands the transactions for which collateral is required to be maintained, and for all such transactions, it requires collateral to be maintained at all times.

Community Reinvestment Act

Under the terms of the CRA as implemented by Federal Reserve regulations, an insured depository institution has a continuing and affirmative obligation to help serve the credit needs of its communities, including the extension of credit to low to moderate-income neighborhoods. The Federal Reserve periodically evaluates the CRA performance of state member banks and takes this performance into account when reviewing applications to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions. Unsatisfactory CRA performance may result in the denial of such applications.

FDIC Deposit Insurance Assessments

The FDIC insures the Bank’s customer deposits through the DIF of the FDIC up to $250,000 for each depositor, per FDIC-insured bank, per ownership category. The DIF is funded mainly through quarterly assessments on member banks. The Dodd-Frank Act revised the FDIC's fund management authority by setting requirements for the Designated Reserve Ratio (reserve ratio or “DRR”) that the DIF must meet and redefining the assessment base, which is used to calculate banks' quarterly assessments. The reserve ratio is the DIF balance divided by estimated insured deposits. The Bank’s DIF quarterly assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the Bank. The initial base assessment rate is assigned based on an institution’s capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk (“CAMELS”) ratings, certain financial measures to assess an institution’s ability to withstand asset related stress and funding related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the Bank’s failure. Assessment rates are subject to adjustment from the initial base assessment rate. The FDIC adopted a DIF restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020. In order to reach a DIF reserve ratio of 1.35%, the FDIC approved a final rule in March 2016 to require insured depository institutions with $10 billion or more in total assets, such as the Bank, to pay a quarterly surcharge equal to an annual rate of 4.5 basis points applied to the Bank’s assessment base (with certain adjustments), in addition to regular assessments. If the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on large banks in the first quarter of 2019. As of December 31, 2018, the DIF reserve ratio was 1.36%, which exceeded the statutory required minimum of 1.35%. The temporary surcharge imposed on large banks ended on October 1, 2018. The FDIA requires the FDIC's Board to set a target or DRR for the DIF annually. The FDIC views the 2.0% DRR as a long-term goal and the minimum level needed to withstand future crises of the magnitude of past crises. For additional information regarding deposit insurance, see Item 1A. Risk Factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound, that the institution has engaged in unsafe or unsound practices, or has violated any applicable rule, regulation, condition, or order imposed by the FDIC.

Anti-Money Laundering and Office of Foreign Assets Control Regulation

The Bank Secrecy Act (“BSA”) and its implementing regulations and parallel requirements of the federal banking regulators require the Bank to maintain a risk-based Anti-Money Laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activities. The Federal Reserve expects that the Bank will have an effective governance structure for the program which includes effective oversight by our Board of Directors and management. The program must include, at a minimum, a designated compliance officer, written policies, procedures and internal controls, training of appropriate personnel, and independent testing of the program and risk-based customer due diligence procedures. The U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) and the federal banking agencies continue to issue regulations and guidance with respect to the application and requirements of the BSA and their expectations for effective AML programs. Banking regulators also examine banks for compliance with regulations administered by the Office of Foreign Assets Control (“OFAC”) for economic sanctions against targeted foreign countries, nationals and others. Failure of a financial institution to maintain and implement adequate BSA/AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Future Legislation and Regulation

From time to time, legislators, presidential administrations and regulators may enact rules, laws, and policies to regulate the financial services industry and public companies. Further legislative changes and additional regulations may change the Company’s operating environment in substantial and unpredictable ways. Such legislation and regulations could increase the cost of conducting business, impede the efficiency of the internal business processes, and restrict or expand the activities in which the Company may engage. The Company cannot predict whether future legislative proposals will be enacted and, if enacted, the impact they would have on the business strategy, results of operations or financial condition of the Company.

Employees

As of December 31, 2018, the Company had approximately 3,200 full-time equivalent employees. None of the Company’s employees are subject to a collective bargaining agreement.

Available Information

The Company’s website is https://www.eastwestbank.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other filings with the SEC are available free of charge at http://investor.eastwestbank.com under the heading “SEC Filings”, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available for free on the SEC’s website at http://www.sec.gov. In addition, the Code of Conduct, Corporate Governance Guidelines, charters of Audit Committee, Compensation Committee, Executive Committee, Risk Oversight Committee and Nominating/Corporate Governance Committee, and other corporate governance materials are available on the Investor Relations section of the Company’s website. The information contained on the Company’s website as referenced in this report is not part of this report.

Shareholders may request a copy of any of the above-referenced reports and corporate governance documents without charge by writing to: Investor Relations, East West Bancorp, Inc., 135 N. Los Robles Avenue, 7th Floor, Pasadena, California 91101; by calling (626) 768-6000; or by sending an e-mail to InvestorRelations@eastwestbank.com.

ITEM 1A.  RISK FACTORS

In the course of conducting the Company’s businesses, the Company is exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to the Company’s businesses. The Company’s Enterprise Risk Management (“ERM”) program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. Our ERM program identifies EWBC’s major risk categories as capital risk, strategic risk, credit risk, liquidity risk, market risk, operational risk, reputational risk, and legal and compliance risk. ERM, which is comprised of senior management of the Company, is headed by the Chief Risk Officer.

Described below are the primary risks and uncertainties that, if realized, could have a material and adverse effect on our businesses, results of operations and financial condition. The risk factors below should not be considered a complete discussion of all of the risks and uncertainties the Company may face.

Market Risks

Unfavorable general economic, political or industry conditions may adversely affect our operating results. Our businesses and results of operations are affected by the financial markets and general economic conditions in the U.S. and Greater China, including factors such as the level and volatility of short-term and long-term interest rates, inflation, deflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the global financial markets, availability and cost of capital and credit, investor sentiment and confidence in the financial markets, and sustainability of economic growth in the U.S. and Greater China. The deterioration of any of these conditions could adversely affect our consumer and commercial businesses, our securities and derivatives portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations. In addition, because the Company’s operations and the collateral securing its real estate lending portfolio are concentrated in Northern and Southern California, the Company may be particularly susceptible to the adverse economic conditions in the state of California. Any unfavorable changes in the economic and market conditions could lead to the following risks:

•
the process the Company uses to estimate losses inherent in the Company’s credit exposure requires difficult, subjective and complex judgments, including consideration of how these economic conditions might impair the ability of the borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of the Company’s estimates of losses inherent in the Company’s credit exposure which may, in turn, adversely impact the Company’s operating results and financial conditions;

•
the Company’s commercial and residential borrowers may not be able to make timely repayments of their loans, or a decrease in the value of real estate collateral securing the payment of such loans could result in credit losses, delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on the Company’s operating results;

•	a decrease in the demand for loans and other products and services;

•	a decrease in deposit balances;

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

Further, the trade conflict between the U.S. and China could impose damage to the global economy, in terms of lower GDP growth, job displacements, diminishing investments to both the U.S. and China economies and long-term damage to the world trading system. In addition, U.S. banks exposed to the sectors most sensitive to the tariffs, and Chinese companies and borrowers may experience a decrease in the demand for loans and other products and services and a deterioration in the credit quality of the loans to these borrowers.

A portion of the Company’s loan portfolio is secured by real estate and thus the Company has a higher degree of risk from a downturn in real estate markets. As discussed in the risk factor above entitled “Unfavorable general economic, political or industry conditions may adversely affect our operating results,” a decline in real estate markets could impact the Company’s business and financial condition because many of the Company’s loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in general economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and natural disasters, such as earthquakes and wildfires, which are particular to California. A significant portion of the Company’s real estate collateral is located in California. If real estate values decline, the value of real estate collateral securing the Company’s loans could be significantly reduced. The Company’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on defaulted loans. Furthermore, commercial real estate (“CRE”) and multifamily loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions, or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse effect on the Company’s businesses, results of operations and financial condition.

The Company’s businesses are subject to interest rate risk and variations in interest rates may have a material adverse effect on the Company’s financial performance. Our financial results depend substantially on net interest income, which is the difference between the interest income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Interest-earning assets primarily include loans extended, securities held in our investment portfolio and excess cash held to manage short-term liquidity. We fund our assets using deposits and borrowings. While we offer interest-bearing deposit products, a portion of our deposit balances are from noninterest-bearing products. Overall, the interest rates we receive on our interest-earning assets and pay on our interest-bearing liabilities could be affected by a variety of factors, including market interest rate changes, competition, regulatory requirements and a change in our product mix. Changes in key variable market interest rates such as the Federal Funds, National Prime, LIBOR or Treasury rates generally impact our interest rate spread. Because of the differences in maturities and repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Increases in interest rates may result in a change in the mix of noninterest and interest-bearing deposit accounts. Rising interest rates may cause our funding costs to increase at a faster pace than the yield we earn on our assets, ultimately causing our net interest margin to decrease. Higher interest rates may also result in lower mortgage production income and increased charge-offs in certain segments of the loan portfolio, such as CRE and home equity. In contrast, declining interest rates would increase the Bank’s lending capacity, decrease funding cost, increase prepayments of loans and mortgage related securities, as borrowers refinance to reduce borrowing costs. Accordingly, changes in levels of interest rates could materially and adversely affect our net interest income, net interest margin, cost of deposits, loan origination volume, average loan portfolio balance, asset quality, liquidity and overall profitability.

Reforms to and uncertainty regarding LIBOR may adversely affect our business. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. While Intercontinental Exchange Inc., the company that administers LIBOR plans to continue publishing LIBOR, liquidity in the interbank markets that those LIBOR estimates are based upon has been declining. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. In April 2018, the Federal Reserve Bank of New York in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced the replacement of U.S. LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the SOFR. The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on our financial assets and liabilities that are based on or are linked to LIBOR, our results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as our systems and processes.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings. The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict. Consequently, the impact of these changes on our business and results of operations is difficult to predict.

We face risks associated with international operations. A substantial number of our customers have economic and cultural ties to Asia. The Bank’s international presence includes five full-service branches in Greater China, located in Hong Kong, Shanghai, Shantou and Shenzhen. The Bank has two branches in Shanghai, including one in the Shanghai Pilot Free Trade Zone. The Bank also has five representative offices in Greater China located in Beijing, Chongqing, Guangzhou, Taipei and Xiamen. Our efforts to expand our business in Greater China carries certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations, risks associated with leveraging and conducting business on an international basis, including among others, legal, regulatory and tax requirements and restrictions, cross-border trade restrictions or tariffs, uncertainties regarding liability, trade barriers, difficulties in staffing and managing foreign operations, political and economic risks, and financial risks including currency and payment risks. Further, volatility in the Shanghai and Hong Kong stock exchanges and/or a potential fall in real estate prices in China, among other things, may negatively impact asset values and the profitability and liquidity of the Company’s customers operating in this region. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations and financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, anti-corruption laws, and other foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our businesses, results of operations and financial condition.

The Company is subject to fluctuations in foreign currency exchange rates. The Company’s foreign currency translation exposure relates primarily to its China subsidiary that has its functional currency denominated in Chinese Renminbi (“RMB”). In addition, as the Company continues to expand its businesses in China and Hong Kong, certain transactions are conducted in currencies other than the U.S. Dollar (“USD”). Although the Company has entered into derivative instruments to offset the impact of the foreign exchange fluctuations, given the volatility of exchange rates, there is no assurance that the Company will be able to effectively manage foreign currency translation risk. Fluctuations in foreign currency exchange rates could have a material unfavorable impact on the Company’s net income, therefore adversely affecting the Company’s business, results of operations and financial condition.

Capital and Liquidity Risks

As a regulated entity, we are subject to capital requirements, and a failure to meet these standards could adversely affect our financial condition. The Company and the Bank are subject to certain capital and liquidity rules, including the Basel III Capital Rules, which establish the minimum capital adequacy requirements and may require us to increase our regulatory capital or liquidity targets, increase regulatory capital ratios, or change how we calculate regulatory capital. As such, we are required to adopt more stringent capital adequacy standards than we have in the past. In addition, we may be required to increase our capital levels, even in the absence of actual adverse economic conditions or forecasts, and capital planning based on the hypothetical future adverse economic scenarios. As of January 1, 2019, we met the requirements of the Basel III Capital Rules, including the capital conservation buffer fully phased-in. Compliance with these capital requirements may limit capital-intensive operations and increase operational costs, and we may be limited or prohibited from distributing dividends or repurchasing stocks. This could adversely affect our ability to expand or maintain present business levels, which may adversely affect our businesses, results of operations and financial condition. Additional information on the regulatory capital requirements applicable to the Company and the Bank is set forth in Item 1. Business — Supervision and Regulation — Capital Requirements.

The Company’s dependence on dividends from the Bank could affect the Company’s liquidity and ability to pay dividends. East West is dependent on the Bank for dividends, distributions and other payments. Our principal source of cash flows, including cash flows to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividend income from the Bank. The ability of the Bank to pay dividends to East West is limited by federal and California law. Subject to the Bank meeting or exceeding regulatory capital requirements, regulatory approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net income for that year and its retained earnings for the preceding two years. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits. In addition, Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with the Federal Reserve in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for the period.

The Company is subject to liquidity risk, which could negatively affect the Company’s funding levels. Market conditions or other events could negatively affect the level of or cost of funding, which in turn could affect the Company’s ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Although the Company has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on the Company’s businesses, results of operations and financial condition. If the cost effectiveness or the availability of supply in the credit markets is reduced for a prolonged period of time, the Company’s funding needs may require the Company to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, and further managing loan growth and investment opportunities. These alternative means of funding may not be available under stressed market conditions or realized timely.

Any downgrades in our credit ratings could have a material adverse effect on our liquidity, cost of funding, cash flows, results of operations and financial condition. Credit rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength, capital adequacy, liquidity, asset quality and ability to generate earnings. Some of these factors are not entirely within our control, such as conditions affecting the financial services industry. Severe downgrades in credit ratings could impact our business and reduce the Company’s profitability in different ways, including a reduction in the Company’s access to capital markets, triggering additional collateral or funding obligations which could negatively affect our liquidity. In addition, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us. If we experience a decline in our credit rating, this could result in a decrease in the number of counterparties and clients who may be willing to transact with us. Our borrowing costs may also be affected by various external factors, including market volatility and concerns or perceptions about the financial services industry. There can be no assurance that we can maintain our credit ratings nor will this be lowered in the future.

Credit Risks

The Company’s allowance for credit losses level may not be adequate to cover actual losses. In accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), we maintain an allowance for loan losses to provide for loan defaults and non-performance, and an allowance for unfunded credit reserves which, when combined, are referred to as the allowance for credit losses. Our allowance for loan losses is based on our evaluation of risks associated with our loans held-for-investment portfolio, including historical loss experience, expected loss calculations, delinquencies, performing status, the size and composition of the loan portfolio, economic conditions, and concentrations within the portfolio. The allowance estimation process requires subjective and complex judgments, including analysis of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. Current economic conditions in the U.S. and in the international markets could deteriorate, which could result in, among other things, greater than expected deterioration in credit quality of our loan portfolio or in the value of collateral securing these loans. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. The amount of future losses is influenced by changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.

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

We may be subject to increased credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. Our credit risk and credit losses can increase if our loans are concentrated in borrowers affected by the same or similar economic conditions in the markets in which we operate or elsewhere, which could result in materially higher credit losses. For example, the Bank has a concentration of real estate loans in California. Potential deterioration in the California real estate market could result in additional loan charge-offs and provision for loan losses, which could have a material adverse effect on the Company’s business, results of operations and financial condition. If any particular industry or market sector were to experience economic difficulties, loan collectability from customers operating in those industries or sectors may differ from what we expected, which could have a material adverse impact on our results of operations and financial condition.

Operational Risks

A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, financial condition, cash flows, and liquidity, as well as cause reputational harm. The potential for operational risk exposure exists throughout our organization and from our interactions with third parties. Our operational and security systems, infrastructure, including our computer systems, network infrastructure, data management and internal processes, as well as those of third parties, are integral to our performance. In addition, we rely on our employees and third parties in our ongoing operations, who may, as a result of human error or malfeasance or failure or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to the third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or may become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process these transactions or provide certain services. There could be electrical, telecommunications or other major physical infrastructure outages, natural disasters such as earthquakes, tornadoes, hurricanes and floods, wildfires, disease pandemics, and events arising from local or larger scale political or social matters, including terrorist acts. We continuously update these systems to support our operations and growth, and this entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, financial condition, cash flows, and liquidity, and may result in loss of confidence, significant litigation exposure and harm to our reputation.

A cyber-attack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct businesses, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, financial condition, cash flows and liquidity, as well as cause reputational harm. The Company offers various internet-based services to its clients, including online banking services. The secure transmission of confidential information over the internet is essential in maintaining our clients’ confidence in the Company’s online services. In addition, our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states and other external parties. Our businesses rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software and networks. Notwithstanding our defensive systems and processes that are designed to prevent security breaches and periodically test the Company’s security, there is no assurance that all of our security measures will be effective, especially as the threat from cyber-attacks is continuous and severe, attacks are becoming more sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Failure to mitigate breaches of security could result in violation of applicable privacy laws, reputational damage, regulatory fines, litigation exposure, increase security compliance costs, affect the Company’s ability to offer and grow the online services, and could have an adverse effect on the Company’s businesses, results of operations and financial condition. We have not experienced any known attacks on our information technology systems that have resulted in any material system failure, incident or security breach to date.

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

The actions and soundness of other financial institutions could affect the Company. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks and investment banks. Defaults by financial services institutions and uncertainty in the financial services industry in general could lead to market-wide liquidity problems and may expose the Company to credit risk in the event of default of its counterparties or clients. Further, the Company’s credit risk may increase when the underlying collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any such losses could materially and adversely affect the Company’s businesses, results of operations and financial condition.

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

The Company is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect the Company’s prospects. Competition for qualified personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the West Coast market. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. The Company’s success depends, to a significant degree, upon its ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel, as well as upon the continued contributions of its management and personnel. In particular, the Company’s success has been and continues to be highly dependent upon the abilities of certain key executives.

We face strong competition in the financial services industry and we could lose business or suffer margin declines as a result. The Company operates in a highly competitive environment. The Company conducts the majority of its operations in California. Our competitors include commercial banks, savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other regional, national, and global financial institutions. Some of the major competitors include multinational financial service companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates on loans and deposits, customer services, and a range of price and quality of products and services, including new technology-driven products and services. Failure to attract and retain banking customers may adversely impact the Company’s loan and deposit growth.

The Company has engaged in and may continue to engage in further expansion through acquisitions, which could negatively affect the Company’s businesses and earnings. There are risks associated with expanding through acquisitions. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country or region-specific risks are associated with transactions outside the U.S., including in Greater China. To the extent the Company issues capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share (“EPS”) and share ownership.

Regulatory, Compliance and Legal Risks

Changes in current and future legislation and regulation may require the Company to change its business practices, increase costs, limit the Company’s ability to make investments and generate revenue, or otherwise adversely affect business operations and/or competitiveness. EWBC is subject to extensive regulation under federal and state laws, as well as supervisions and examinations by the DBO, FDIC, Federal Reserve, FHLB, SEC, CFPB, U.S. and State Attorneys General, and other government bodies. Our overseas operations in China, Hong Kong and Taiwan are subject to extensive regulation under the laws of those jurisdictions as well as supervisions and examinations by financial regulators for those jurisdictions, which have also increased their focus on the regulation of the financial services industry. Moreover, regulation of the financial services industry continues to undergo major changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies could affect the manner in which EWBC conducts business. In addition, such changes could also subject us to additional costs and may limit the types of financial services and products we offer, and the investments we make.

Good standing with our regulators is of fundamental importance to the continuation and growth of our businesses given that banks operate in an extensively regulated environment under state and federal law. In the performance of their supervisory and enforcement duties, federal, state and non-U.S. regulators have significant discretion and power to initiate enforcement actions for violations of laws and regulations, and unsafe and unsound practices. Further, regulators and bank supervisors continue to exercise qualitative supervision and regulation of our industry and specific business operations and related matters. Violations of laws and regulations or deemed deficiencies in risk management or other qualitative practices also may be incorporated into the Company’s bank supervisory ratings. A downgrade in these ratings, or other regulatory actions and settlements could limit the Company’s ability to pursue acquisitions or conduct other expansionary activities and require new or additional regulatory approvals before engaging in certain other business activities.

Failure to comply with laws, regulations or policies could result in civil or criminal sanctions by state, federal and non-U.S. agencies, the loss of FDIC insurance, the revocation of our banking charter, civil or criminal monetary penalties and/or reputational damage, which could have a material adverse impact on the Company’s businesses, results of operations and financial condition. We continue to make adjustments to our business and operations, capital, policies, procedures and controls to comply with these laws and regulations, final rulemaking, and interpretations from the regulatory authorities. See Item 1. Business — Supervision and Regulation for more information about the regulations to which we are subject.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The BSA, the U.S.A. Patriot Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and file suspicious activity and currency transaction reports when appropriate. They also mandate that we are ultimately responsible to ensure our third party vendors adhere to the same laws and regulations. In addition to other bank regulatory agencies, FinCEN is authorized to impose significant civil money penalties for violations of those requirements and has been engaging in coordinated enforcement efforts with the state and federal banking regulators, as well as the Department of Justice, CFPB, Drug Enforcement Administration, and the Internal Revenue Service (“IRS”).

We are also subject to increased scrutiny of compliance with the rules enforced by OFAC regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the U.S. If our policies, procedures and systems or those of our third party vendors are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Any of these results could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We are subject to significant financial and reputational risk arising from lawsuits and other legal proceedings. We face significant risk from lawsuits and claims brought by consumers, borrowers and counterparties. This includes claims for monetary damages, penalties and fines, as well as demands for injunctive relief. If these lawsuits or claims, whether founded or unfounded, are not resolved in a favorable manner to us, they could lead to significant financial obligations for the Company, as well as restrictions or changes to how we conduct our businesses. Although we establish accruals for legal matters when and as required by U.S. GAAP and certain expenses and liabilities in connection with such matters may be covered by insurance, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. Substantial legal liability could adversely affect our business, financial condition, results of operations, and reputation. In addition, we may suffer significant reputational harm as a result of lawsuits and claims, adversely impacting our ability to attract and retain customers and investors. Moreover, it may be difficult to predict the outcome of certain legal proceedings, which may present additional uncertainty to our business prospects.

Accounting and Tax Risks

Changes in accounting standards or changes in how the accounting standards are interpreted or applied could materially impact the Company’s financial statements. From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. In addition, the FASB, SEC, banking regulators and the Company’s independent registered public accounting firm may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report the Company’s financial statements. In some cases, the Company could be required to apply a new or revised standard retroactively, potentially resulting in restatements to the prior period’s financial statements. In June 2016, the FASB issued a new accounting standard ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) that will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. The new guidance is effective on January 1, 2020. This new accounting standard is expected to result in an increase in the allowance for credit losses. For more information related to the impacts of ASU 2016-13, see Note 1 — Summary of Significant Accounting Principles — Recent Accounting Pronouncements — Standards not yet Adopted to the Consolidated Financial Statements.

The Company’s consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future. Pursuant to U.S. GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. Accounting policies related to these estimates and assumptions are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain. If these estimates and assumptions are incorrect, we may be required to restate prior-period financial statements. For a description of these policies, refer to Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

There may be substantial changes to fiscal and tax policies that may adversely affect our business. From time to time, the U.S. government may make substantial changes to a variety of federal policies and regulations, including fiscal and tax policies that may affect our business. In addition, new tax laws, the expiration of or changes in the existing tax laws, or the interpretation of those laws, could have a material impact on the Company’s businesses, results of operations and financial condition. The Company’s positions or its actions taken prior to such changes, may be compromised by such changes. In addition, the Company’s actions taken in response to, or reliance upon, such changes in the tax laws may impact our tax position in a manner that may result in adverse financial conditions. On December 22, 2017, the Tax Act was enacted and made significant changes to the U.S. Internal Revenue Code. The changes enacted by the Tax Act were partially effective in the 2017 tax year and were fully effective in the 2018 tax year. It is possible that the IRS could issue subsequent guidance or take positions upon audit that differ from our prior interpretations and assumptions, which could have a material adverse effect on our income tax liabilities, results of operations and financial condition. For information on the impact of the Tax Act on our 2018 financial results, refer to Note 13 — Income Taxes to the Consolidated Financial Statements.

The Company’s investments in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on the Company’s results of operations. The Company invests in certain tax-advantaged projects that support affordable housing, community development and renewable energy resources. The Company’s investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. Due diligence review is performed both prior to the initial investment and on an ongoing basis. The Company is subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, may fail to meet certain government compliance requirements and may not be able to be realized. The possible inability to realize these tax credits and other tax benefits may have a negative impact on the Company’s financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside the Company’s control, including changes in the applicable tax code and the ability of the projects to be completed. The Company has previously invested in mobile solar generators sold and managed by DC Solar and its affiliates ("DC Solar"). For reasons that were not known or knowable to the Company, DC Solar had its assets frozen in December 2018. DC Solar filed for Chapter 11 bankruptcy protection in February 2019. In February 2019, an affidavit from a Federal Bureau of Investigation (“FBI”) special agent stated that DC Solar was operating a fraudulent "Ponzi-like scheme" and that the majority of mobile solar generators sold to investors and managed by DC Solar and the majority of the related lease revenues claimed to have been received by DC Solar may not have existed. Certain investors in DC Solar, including the Company, received tax credits for making these renewable resource investments. As a result of the information provided in the FBI special agent's affidavit filed in the U.S. District Court for the Eastern District of California, the Company believes that, in 2019, it may be required to record an uncertain tax position liability under Accounting Standards Codification (“ASC”) 740, Income Taxes for a significant portion of the tax credit benefits the Company had received in the past. The Company will continue to evaluate its existing tax positions, as well as new positions as they arise. However, if the Company is required to recognize an uncertain tax position liability in its 2019 consolidated financial statements, the uncertain tax position liability and charge-offs may have an adverse impact on our income tax liabilities, results of operations and financial condition.

Other Risks

Anti-takeover provisions could negatively impact the Company’s stockholders.  Provisions of Delaware law and of the Company’s certificate of incorporation, as amended, and bylaws could make it more difficult for a third party to acquire control of the Company or could have the effect of discouraging a third party from attempting to acquire control of the Company. For example, the Company’s certificate of incorporation requires the approval of the holders of at least two-thirds of the outstanding shares of voting stock to approve certain business combinations. The Company is also subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire the Company without the approval of the Board of Directors. Additionally, the Company’s certificate of incorporation, as amended, authorizes the Board of Directors to issue preferred stock which could be issued as a defensive measure in response to a takeover proposal. These and other provisions could make it more difficult for a third party to acquire the Company, even if an acquisition might be in the best interest of the stockholders.

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

The price of the Company’s common stock may be volatile or may decline. The trading price of the Company’s common stock may fluctuate as a result of a number of factors, many of which are outside the Company’s control. These broad market fluctuations could adversely affect the market price of the Company’s common stock. Among the factors that could affect the Company’s stock price are:

•	actual or anticipated quarterly fluctuations in the Company’s results of operations and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by the Company or its competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	addition or departure of key personnel;

•	fluctuations in the stock price and operating results of the Company’s competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	cyclical fluctuations;

•	trading volume of the Company’s common stock; and

•	anticipated or pending investigations, proceedings or litigation that involve or affect the Company.

Industry factors, general economic and political conditions and events, such as cyber or terrorist attacks, economic downturn or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause our stock price to decrease regardless of our operating results. A significant decline in the Company’s stock price could result in substantial losses for stockholders.

If the Company’s goodwill was determined to be impaired, it would result in a charge against earnings and thus a reduction in stockholders’ equity. The Company tests goodwill for impairment on an annual basis, or more frequently, if necessary. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present value measurements based on multiples of earnings or revenues, or similar performance measures. If the Company were to determine that the carrying amount of the goodwill exceeded its implied fair value, the Company would be required to write down the value of the goodwill on the balance sheet, adversely affecting earnings as well as capital.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

East West’s corporate headquarters is located at 135 North Los Robles Avenue, Pasadena, California, in an eight-story office building that it owns. The Company operates in more than 120 locations in the U.S. and 10 locations in Greater China. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and branches are located in California, Texas, New York, Washington, Georgia, Massachusetts and Nevada. In the Greater China, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and representative offices in Beijing, Chongqing, Guangzhou, Taipei and Xiamen.

As of December 31, 2018, the Bank owns approximately 162 thousand square feet of properties at 20 U.S. locations and leases approximately 730 thousand square feet in the remaining U.S. locations. Expiration dates for these leases range from 2019 to 2032, exclusive of renewal options. The Bank leases all of its branches and offices in Greater China, totaling approximately 86 thousand square feet. Expiration dates for these leases range from 2019 to 2022. All properties occupied by the Bank are used across all business segments and for corporate purposes. For further information concerning leases, see Lease Commitments under Note 14 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements.

On an ongoing basis, the Company evaluates its current and projected space requirements and, from time to time, it may determine that certain premises or facilities are no longer necessary for its operations. The Company believes that, if necessary, it could secure alternative properties on similar terms without adversely affecting its operations.

ITEM 3.  LEGAL PROCEEDINGS

See Note 14 — Commitments, Contingencies and Related Party Transactions — Litigation to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Stock and Dividends

The Company’s common stock is traded on the NASDAQ under the symbol “EWBC.” As of January 31, 2019, 145,146,595 shares of the Company’s common stock were held by 746 stockholders of record and by approximately 93,432 additional stockholders whose common stock were held for them in street name or nominee accounts.

Holders of the Company’s common stock are entitled to receive cash dividends when declared by the Company’s Board of Directors out of legally available funds. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends, however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements and financial condition. For information regarding quarterly cash dividends declared for the two-year period ended December 31, 2018 and 2017, respectively, see Note 22 — Quarterly Financial Information (Unaudited) to the Consolidated Financial Statements, which is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Note 15 — Stock Compensation Plans to the Consolidated Financial Statements and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters presented elsewhere in this report, which are incorporated herein by reference.

Five-Year Stock Performance

The following graph and table compare the Company’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the Keefe, Bruyette and Woods (“KBW”) NASDAQ Regional Banking Index (“KRX”) over the five-year period through December 31, 2018. The S&P 500 Index is utilized as a benchmark against performance and is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The KRX is used to align EWBC with those companies of a relatively similar size. This index seeks to reflect the performance of publicly traded U.S. companies that do business as regional banks or thrifts, and is composed of 50 companies. The graph and table below assume that on December 31, 2013, $100 was invested in EWBC’s common stock, the S&P 500 Index and the KRX, and that all dividends were reinvested. Historical stock price performance shown on the graph is not necessarily indicative of future price performance. The information set forth under the heading “Five-Year Stock Performance” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information to be treated as soliciting material or specifically to be incorporated by reference into a filing under the Securities Act or the Exchange Act.

	December 31,
Index	2013	2014	2015	2016	2017	2018
East West Bancorp, Inc.	$100.00	$112.90	$123.60	$154.40	$187.40	$136.20
KRX	$100.00	$102.40	$108.50	$150.80	$153.40	$126.60
S&P 500 Index	$100.00	$113.70	$115.30	$129.00	$157.20	$150.30

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 17, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company did not repurchase any shares under this program thereafter, including during 2018 and 2017. Although this program has no stated expiration date, the Company does not intend to repurchase any stock pursuant to this program absent further action of the Company’s Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

For selected financial data information, see Item 7. MD&A — Five-Year Summary of Selected Financial Data, which is incorporated herein by reference.

EAST WEST BANCORP, INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of East West, and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report.

Company Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the BHC Act. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial service needs of the Chinese-American community. Through over 130 locations in the U.S. and Greater China, the Company provides a full range of consumer and commercial products and services through three business segments: Consumer and Business Banking, Commercial Banking, with the remaining operations included in Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and investment securities and interest paid on deposits and other funding sources. As of December 31, 2018, the Company had $41.04 billion in assets and approximately 3,200 full-time equivalent employees. For additional information on products and services provided by the Bank, see Item 1. Business — Banking Services.

Corporate Strategy

We are committed to enhancing long-term shareholder value by executing on the fundamentals of growing loans, deposits and revenue, improving profitability, and investing for the future while managing risk, expenses and capital. Our business model is built on customer loyalty and engagement, understanding of our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. The Company’s approach is concentrated on seeking out and deepening client relationships that meet our risk/return measures. This focus guides our decision-making across every aspect of our operations: the products we develop, the expertise we cultivate and the infrastructure we build to help our customers conduct business. We expect our relationship-focused business model to continue to generate organic growth and to expand our targeted customer bases. On an ongoing basis, we invest in technology related to critical business infrastructure and streamlining core processes, in the context of maintaining appropriate expense management. Our risk management activities are focused on ensuring that the Company identifies and manages risks to maintain safety and soundness while maximizing profitability.

Five-Year Summary of Selected Financial Data

($ and shares in thousands, except per share data)	2018	2017	2016	2015	2014
Summary of operations:
Interest and dividend income	$1,651,703	$1,325,119	$1,137,481	$1,053,815	$1,153,698
Interest expense	265,195	140,050	104,843	103,376	112,820
Net interest income before provision for credit losses	1,386,508	1,185,069	1,032,638	950,439	1,040,878
Provision for credit losses	64,255	46,266	27,479	14,217	49,158
Net interest income after provision for credit losses	1,322,253	1,138,803	1,005,159	936,222	991,720
Noninterest income (loss) (1)	210,909	257,748	182,278	182,779	(12,183)
Noninterest expense	714,466	661,451	615,249	540,280	532,514
Income before income taxes	818,696	735,100	572,188	578,721	447,023
Income tax expense (2)	114,995	229,476	140,511	194,044	101,145
Net income	$703,701	$505,624	$431,677	$384,677	$345,878
Per common share:
Basic earnings	$4.86	$3.50	$3.00	$2.67	$2.42
Diluted earnings	$4.81	$3.47	$2.97	$2.66	$2.41
Dividends declared	$0.86	$0.80	$0.80	$0.80	$0.72
Book value	$30.52	$26.58	$23.78	$21.70	$19.89
Weighted-average number of shares outstanding:
Basic	144,862	144,444	144,087	143,818	142,952
Diluted	146,169	145,913	145,172	144,512	143,563
Common shares outstanding at period-end	144,961	144,543	144,167	143,909	143,582
At year end:
Total assets	$41,042,356	$37,121,563	$34,788,840	$32,350,922	$28,743,592
Total loans	$32,385,464	$29,053,935	$25,526,215	$23,675,706	$21,775,899
Available-for-sale investment securities	$2,741,847	$3,016,752	$3,335,795	$3,773,226	$2,626,617
Total deposits, excluding held-for-sale deposits	$35,439,628	$31,615,063	$29,890,983	$27,475,981	$24,008,774
Long-term debt	$146,835	$171,577	$186,327	$206,084	$225,848
FHLB advances	$326,172	$323,891	$321,643	$1,019,424	$317,241
Stockholders’ equity	$4,423,974	$3,841,951	$3,427,741	$3,122,950	$2,856,111
Performance metrics:
Return on average assets	1.83%	1.41%	1.30%	1.27%	1.25%
Return on average equity	17.04%	13.71%	13.06%	12.74%	12.72%
Net interest margin	3.78%	3.48%	3.30%	3.35%	4.03%
Efficiency ratio	44.73%	45.84%	50.64%	47.68%	51.77%
Credit quality metrics:
Allowance for loan losses	$311,322	$287,128	$260,520	$264,959	$261,679
Allowance for loan losses to loans held-for-investment (3)	0.96%	0.99%	1.02%	1.12%	1.20%
Non-PCI nonperforming assets to total assets (3)	0.23%	0.31%	0.37%	0.40%	0.46%
Annual net charge-offs to average loans held-for-investment	0.13%	0.08%	0.15%	0.01%	0.18%
Selected metrics:
Total average equity to total average assets	10.72%	10.30%	9.97%	9.95%	9.83%
Common dividend payout ratio	17.90%	23.14%	27.01%	30.21%	30.07%
Loan-to-deposit ratio	91.38%	90.17%	85.40%	86.17%	90.70%
Capital ratios of EWBC (4):
Total capital	13.7%	12.9%	12.4%	12.2%	12.6%
Tier 1 capital	12.2%	11.4%	10.9%	10.7%	11.0%
CET1 capital	12.2%	11.4%	10.9%	10.5%	N/A
Tier 1 leverage capital	9.9%	9.2%	8.7%	8.5%	8.4%

N/A — Not applicable.

(1)
Includes $31.5 million of pretax gain recognized from the sale of the DCB branches for 2018. Includes $71.7 million and $3.8 million of pretax gains recognized from the sales of a commercial property in California and EWIS’s insurance brokerage business, respectively, for 2017. Includes changes in FDIC indemnification asset and receivable/payable charges of $38.0 million and $201.4 million for 2015 and 2014, respectively. The Company terminated the United Commercial Bank and Washington First International Bank shared-loss agreements during 2015.

(2)	Includes an additional $41.7 million in income tax expense recognized during 2017 due to the enactment of the Tax Act.

(3)
Total assets and loans held-for-investment include purchased credit-impaired (“PCI”) loans of $308.0 million, $482.3 million, $642.4 million, $970.8 million and $1.32 billion as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(4)
Capital ratios are calculated under the Basel III Capital Rules which became effective on January 1, 2015. Prior to this date, the ratios were calculated under the Basel I Capital Rules. The CET1 capital ratio was introduced under the Basel III Capital Rules.

2018 Financial Highlights

We achieved strong earnings for the ninth consecutive year in 2018. Net income of $703.7 million in 2018 grew $198.1 million or 39% from $505.6 million in 2017. Total revenue, or the sum of net interest income before provision for credit losses and noninterest income, of $1.60 billion grew 11% year-over-year, primarily driven by an expanding net interest margin and robust loan growth. Full year 2018 net interest margin of 3.78% expanded 30 basis points year-over-year, from 3.48% in 2017. Revenue growth outpaced expense increases in 2018, improving our operating efficiency. Finally, net income growth in 2018 also benefited from a reduction in income tax expense related to the Tax Act. We earned a return on average assets (“ROA”) of 1.83% and a return on average equity (“ROE”) of 17.04% in 2018.

On November 11, 2017, the Bank entered into a Purchase and Assumption Agreement to sell all of its eight DCB branches located in the High Desert area of Southern California to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. The sale of the Bank’s DCB branches was completed on March 17, 2018. The assets and liability of the DCB branches that were sold in this transaction included primarily $613.7 million of deposits, $59.1 million of loans, $9.0 million of cash and cash equivalents and $7.9 million of premises and equipment. The transaction resulted in a net cash payment of $499.9 million by the Bank to Flagstar Bank. After transaction costs, the sale resulted in a pre-tax gain of $31.5 million, which was reported as Net gain on sale of business as part of Noninterest Income on the Consolidated Statement of Income. The 2018 EPS impact from the sale of the DCB branches was $0.15 per share, net of tax.

Noteworthy items about the Company’s performance for 2018 included:

•
Earnings: Full year 2018 net income of $703.7 million and diluted EPS of $4.81 both increased 39%, compared to full year 2017 net income of $505.6 million and diluted EPS of $3.47. Strong returns on average assets and average equity during 2018 reflected our ability to expand profitability while growing the loan and deposit base. Return on average assets increased 42 basis points to 1.83% in 2018, compared to 1.41% in 2017. Return on average equity increased 333 basis points to 17.04% in 2018, compared to 13.71% in 2017.

•
Adjusted Earnings: Excluding the impact of the after-tax gain on the sale of the DCB branches recognized in 2018, and the impacts of the Tax Act and after-tax gains on the sales of the commercial property and EWIS insurance brokerage business recognized in 2017, non-GAAP full year diluted EPS was $4.66 in 2018, an increase of $1.20 or 35% from $3.46 in 2017. Non-GAAP return on average assets was 1.77% in 2018, a 36 basis point increase from 1.41% in 2017, while non-GAAP return on average equity was 16.50% in 2018, a 284 basis point increase from 13.66% in 2017. (See reconciliations of non-GAAP measures used below under Item 7. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures.)

•
Net Interest Income Growth and Net Interest Margin Expansion: Full year 2018 net interest income was $1.39 billion, an increase of $201.4 million or 17% year-over-year. Full year 2018 net interest margin of 3.78% expanded by 30 basis points, compared to full year 2017 net interest margin of 3.48%. Net interest income growth primarily reflected loan yield expansion and loan growth, partially offset by an increase in the cost of funds.

•
Record Loans: Total loans were $32.39 billion as of December 31, 2018, an increase of $3.33 billion or 11% from $29.05 billion as of December 31, 2017. The largest increase in loans was in single-family residential loans, followed by commercial and industrial (“C&I”) loans.

•
Record Deposits: Total deposits were $35.44 billion as of December 31, 2018, an increase of $3.82 billion or 12% from $31.62 billion(1) as of December 31, 2017. The sequential growth was largely from an increase in time deposits, followed by noninterest-bearing demand deposits.

•
Asset Quality Metrics: The allowance for loan losses was $311.3 million or 0.96% of loans held-for-investment as of December 31, 2018, compared to $287.1 million or 0.99% of loans held-for-investment as of December 31, 2017. Net charge-offs were 0.13% and 0.08% of average loans held-for-investment for 2018 and 2017, respectively. Non-PCI performing assets decreased 19% to $93.0 million or 0.23% of total assets as of December 31, 2018 from $115.1 million or 0.31% of total assets as of December 31, 2017.

•
Capital Levels: Our capital levels remained strong in 2018. As of December 31, 2018, stockholders’ equity of $4.42 billion increased $582.0 million or 15%, compared to $3.84 billion as of December 31, 2017. We returned $126.0 million and $116.8 million in cash dividends to our stockholders during 2018 and 2017, respectively. The CET1 capital ratio was 12.2% as of December 31, 2018, compared to 11.4% as of December 31, 2017. The total risk-based capital ratio was 13.7% and 12.9% as of December 31, 2018 and 2017, respectively. Our other regulatory capital ratios remained well above required minimum levels. See Item 7. MD&A — Regulatory Capital and Ratios for more information regarding our capital.

•	Cash Dividend: We increased our quarterly common stock dividend by 15% to $0.23 per share from $0.20 per share in the third quarter of 2018.

•
Operating Efficiency: Efficiency ratio, calculated as noninterest expense divided by the sum of net interest income before provision for credit losses and noninterest income, was 44.73% in 2018, an improvement of 111 basis points compared to 45.84% in 2017. The improvement in the efficiency ratio reflects revenue growth, driven by net interest income growth, exceeding noninterest expense growth during 2018.

•
Tax: Our full year 2018 effective tax rate was 14.0%, resulting in tax expense of $115.0 million, compared to an effective tax rate of 31.2% and tax expense of $229.5 million for the full year 2017. The income tax rate for 2018 was positively impacted by the decrease in the corporate federal income tax rate to 21% from 35%, effective January 1, 2018.

(1)	Excludes $605.1 million of branch liability held-for-sale as of December 31, 2017.

Results of Operations

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income earned on interest-earning assets less interest expense paid on interest-bearing liabilities. Net interest margin is the ratio of net interest income to average interest-earning assets. Net interest income and net interest margin are impacted by several factors, including changes in average balances and composition of interest-earning assets and funding sources, market interest rate fluctuations and slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, volume of noninterest-bearing sources of funds and asset quality.
Net interest income for 2018 was $1.39 billion, an increase of $201.4 million or 17%, compared to $1.19 billion in 2017. The increase in net interest income for 2018 was primarily due to the expansion of loan yields and loan growth, partially offset by a higher cost of funds. Net interest income for 2017 was $1.19 billion, an increase of $152.4 million or 15%, compared to $1.03 billion in 2016. The increase in net interest income for 2017 was primarily due to strong loan growth and higher yields from interest-earning assets, partially offset by a higher cost of funds.

Net interest margin for 2018 was 3.78%, a 30 basis point increase from 3.48% in 2017. Net interest margin for 2017 increased 18 basis points from 3.30% in 2016. The expanding net interest margin reflected the benefits of higher interest rates on the Company’s interest rate sensitive assets. Comparing 2018 to 2017, the year-over-year increase in the average loan yield exceeded the increase in total funding costs, driving net interest margin expansion.

Average loan yield for 2018 was 4.97%, a 57 basis point increase from 4.40% in 2017. Average loan yield in 2017 increased 13 basis points from 4.27% in 2016. The increases in the average loan yield in 2018 and 2017 reflected the favorable impacts of higher interest rates on the Company’s variable rate and hybrid adjustable-rate loan portfolio. Average loans of $30.23 billion in 2018 increased $2.98 billion or 11% from $27.25 billion in 2017. Average loans in 2017 increased $2.99 billion or 12% from $24.26 billion in 2016. Loan growth was broad-based across single-family residential, C&I and CRE loan portfolios.

Average interest-earning assets of $36.71 billion in 2018 increased $2.67 billion or 8% from $34.03 billion in 2017. This was primarily due to increases of $2.98 billion in average loans and $367.2 million in average interest-bearing cash and deposits with banks, partially offset by decreases of $417.9 million in average securities purchased under resale agreements (“resale agreements”) and $253.5 million in average investment securities. Average interest-earning assets of $34.03 billion in 2017 increased $2.74 billion or 9% from $31.30 billion in 2016. This was primarily due to increases of $2.99 billion in average loans and $349.2 million in average interest-bearing cash and deposits with banks, partially offset by decreases of $328.4 million in average investment securities and $269.7 million in average resale agreements.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average noninterest-bearing demand deposits provide us with zero-cost funding and totaled $11.09 billion in 2018 and $10.63 billion in 2017, an increase of $461.8 million or 4% year-over-year. Average noninterest-bearing demand deposits in 2017 increased $1.26 billion or 13% from $9.37 billion in 2016. Average noninterest-bearing demand deposits made up 33%, 34% and 33% of average total deposits in 2018, 2017 and 2016, respectively. Average interest-bearing deposits of $22.14 billion in 2018 increased $1.95 billion or 10% from $20.19 billion in 2017. Average interest-bearing deposits in 2017 increased $1.06 billion or 6% from $19.13 billion in 2016.

The cost of funds was 0.78%, 0.44% and 0.36% in 2018, 2017 and 2016, respectively. The year-over-year increases in the cost of funds were primarily due to increases in the cost of interest-bearing deposits. The cost of interest-bearing deposits increased 48 basis points to 1.06% in 2018, and 14 basis points to 0.58% in 2017, up from 0.44% in 2016.

Other sources of funding primarily include FHLB advances, long-term debt and securities sold under repurchase agreements (“repurchase agreements”).

The Company utilizes various tools to manage interest rate risk. Refer to the “Interest Rate Risk Management” section of Item 7. MD&A — Asset Liability and Market Risk Management for details.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component in 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,609,463	$54,804	2.10%	$2,242,256	$33,390	1.49%	$1,893,064	$14,731	0.78%
Resale agreements (1)	1,020,822	29,328	2.87%	1,438,767	32,095	2.23%	1,708,470	30,547	1.79%
Investment securities (2)(3)	2,773,152	60,911	2.20%	3,026,693	58,670	1.94%	3,355,086	53,399	1.59%
Loans (4)(5)	30,230,014	1,503,514	4.97%	27,252,756	1,198,440	4.40%	24,264,895	1,035,377	4.27%
Restricted equity securities	73,691	3,146	4.27%	73,593	2,524	3.43%	75,260	3,427	4.55%
Total interest-earning assets	$36,707,142	$1,651,703	4.50%	$34,034,065	$1,325,119	3.89%	$31,296,775	$1,137,481	3.63%
Noninterest-earning assets:
Cash and due from banks	445,768			395,092			365,104
Allowance for loan losses	(298,600)			(272,765)			(262,804)
Other assets	1,688,259			1,631,221			1,770,298
Total assets	$38,542,569			$35,787,613			$33,169,373
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits (6)	$4,477,793	$34,657	0.77%	$3,951,930	$18,305	0.46%	$3,495,094	$12,640	0.36%
Money market deposits (6)	7,985,526	83,696	1.05%	8,026,347	44,181	0.55%	7,679,695	27,094	0.35%
Saving deposits (6)	2,245,644	8,621	0.38%	2,369,398	6,431	0.27%	2,104,060	4,719	0.22%
Time deposits (6)	7,431,749	107,778	1.45%	5,838,382	47,474	0.81%	5,852,042	39,771	0.68%
Federal funds purchased and other short-term borrowings	32,222	1,398	4.34%	34,546	1,003	2.90%	25,591	713	2.79%
FHLB advances	327,435	10,447	3.19%	391,480	7,751	1.98%	380,868	5,585	1.47%
Repurchase agreements (1)	50,000	12,110	24.22%	140,000	9,476	6.77%	211,475	9,304	4.40%
Long-term debt	159,185	6,488	4.08%	178,882	5,429	3.03%	198,589	5,017	2.53%
Total interest-bearing liabilities	$22,709,554	$265,195	1.17%	$20,930,965	$140,050	0.67%	$19,947,414	$104,843	0.53%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits (6)	11,089,537			10,627,718			9,371,481
Accrued expenses and other liabilities	612,656			541,717			544,549
Stockholders’ equity	4,130,822			3,687,213			3,305,929
Total liabilities and stockholders’ equity	$38,542,569			$35,787,613			$33,169,373
Interest rate spread			3.33%			3.22%			3.10%
Net interest income and net interest margin		$1,386,508	3.78%		$1,185,069	3.48%		$1,032,638	3.30%

(1)
Average balances of resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 2.63%, 2.19% and 1.78% for 2018, 2017 and 2016, respectively. The weighted-average interest rates of gross repurchase agreements were 4.46%, 3.48% and 2.97% for 2018, 2017 and 2016, respectively.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(3)	Includes the amortization of premiums on investment securities of $16.1 million, $21.2 million and $26.2 million for 2018, 2017 and 2016, respectively.

(4)	Average balances include nonperforming loans and loans held-for-sale.

(5)
Includes the accretion of net deferred loan fees, unearned fees, ASC 310-30 discounts and amortization of premiums, which totaled $39.2 million, $30.8 million and $53.5 million for 2018, 2017 and 2016, respectively.

(6)	Average balance of deposits for 2018 and 2017 includes average deposits held-for-sale related to the sale of the DCB branches.

The following table summarizes the extent to which changes in interest rates and changes in average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and interest rates. Changes that are not solely due to either volume or rate are allocated proportionally based on the absolute value of the change related to average volume and average rate. Nonaccrual loans are included in average loans to compute the table below:

($ in thousands)	Year Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$21,414	$6,108	$15,306	$18,659	$3,134	$15,525
Resale agreements	(2,767)	(10,671)	7,904	1,548	(5,287)	6,835
Investment securities	2,241	(5,167)	7,408	5,271	(5,580)	10,851
Loans	305,074	138,724	166,350	163,063	130,282	32,781
Restricted equity securities	622	3	619	(903)	(74)	(829)
Total interest and dividend income	$326,584	$128,997	$197,587	$187,638	$122,475	$65,163
Interest-bearing liabilities:
Checking deposits	$16,352	$2,706	$13,646	$5,665	$1,800	$3,865
Money market deposits	39,515	(226)	39,741	17,087	1,274	15,813
Saving deposits	2,190	(351)	2,541	1,712	642	1,070
Time deposits	60,304	15,579	44,725	7,703	(93)	7,796
Federal funds purchased and other short-term borrowings	395	(71)	466	290	259	31
FHLB advances	2,696	(1,432)	4,128	2,166	160	2,006
Repurchase agreements	2,634	(9,226)	11,860	172	(3,796)	3,968
Long-term debt	1,059	(648)	1,707	412	(531)	943
Total interest expense	$125,145	$6,331	$118,814	$35,207	$(285)	$35,492
Change in net interest income	$201,439	$122,666	$78,773	$152,431	$122,760	$29,671

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

($ in thousands)	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017 % Change	2017 vs. 2016 % Change
Branch fees	$39,859	$40,925	$39,654	(3)%	3%
Letters of credit fees and foreign exchange income	56,282	44,344	47,284	27%	(6)%
Ancillary loan fees and other income	24,052	23,333	19,352	3%	21%
Wealth management fees	13,785	13,974	12,600	(1)%	11%
Derivative fees and other income	18,980	17,671	16,781	7%	5%
Net gains on sales of loans	6,590	8,870	6,085	(26)%	46%
Net gains on sales of available-for-sale investment securities	2,535	8,037	10,362	(68)%	(22)%
Net gains on sales of fixed assets	6,683	77,388	3,178	(91)%	NM
Net gain on sale of business	31,470	3,807	—	NM	100%
Other fees and operating income	10,673	19,399	26,982	(45)%	(28)%
Total noninterest income	$210,909	$257,748	$182,278	(18)%	41%

NM — Not Meaningful

Noninterest income represented 13%, 18% and 15% of total revenue for 2018, 2017 and 2016, respectively. Noninterest income decreased $46.8 million or 18% to $210.9 million in 2018 from $257.7 million in 2017. This decrease was primarily due to decreases in net gains on sales of fixed assets, other fees and operating income and net gains on sales of available-for-sale investments securities, partially offset by increases in net gain on sale of business, as well as letters of credit fees and foreign exchange income during 2018. Noninterest income increased $75.5 million or 41% to $257.7 million in 2017 from $182.3 million in 2016. This increase was primarily attributable to an increase in net gains on sales of fixed assets, partially offset by a decrease in other fees and operating income during 2017. The following discussion provides the composition of the major changes in noninterest income.

Letters of credit fees and foreign exchange income increased $11.9 million or 27% to $56.3 million in 2018, primarily driven by the remeasurement of balance sheet items denominated in foreign currencies, partially offset by a decrease in foreign exchange derivative gains. The $2.9 million or 6% decrease in letters of credit fees and foreign exchange income to $44.3 million in 2017 was primarily due to a decrease in foreign exchange income.

Net gains on sales of available-for-sale investment securities were $2.5 million, $8.0 million and $10.4 million in 2018, 2017 and 2016, respectively. The decreases of $5.5 million or 68% in 2018, and the $2.3 million or 22% in 2017, were due to a reduction in the quantities of available-for-sale investment securities sold.

Net gains on sales of fixed assets decreased $70.7 million in 2018 and increased $74.2 million in 2017. In 2017, net gains on sales of fixed assets included the $71.7 million pre-tax gain recognized from the sale of a commercial property in California. During 2017, East West Bank completed the sale and leaseback of a commercial property in California for cash consideration of $120.6 million and entered into a lease agreement for part of the property, consisting of a retail branch and office facilities. The total pre-tax profit from the sale was $85.4 million, of which $71.7 million was recognized in the first quarter of 2017, and $13.7 million was deferred and would be recognized over the term of the lease agreement.

Net gain on sale of business in 2018 reflected the $31.5 million pre-tax gain recognized from the sale of the Bank’s eight DCB branches as discussed in Item 7. MD&A — 2018 Financial Highlights, and in 2017, this line item reflected the $3.8 million pre-tax gain recognized from the sale of the EWIS insurance brokerage business, for a year-over-year increase of $27.7 million.

Other fees and operating income decreased $8.7 million or 45% to $10.7 million in 2018, primarily due to a $4.3 million decrease in rental income and $3.0 million decrease in distribution income from the Company’s investments in qualified affordable housing partnerships, tax credit investment and other investments. The $7.6 million or 28% decrease in other fees and operating income to $19.4 million in 2017 was primarily due to a $5.6 million decrease in rental income following the aforementioned sale of the commercial property.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016	2018 vs. 2017 % Change	2017 vs. 2016 % Change
Compensation and employee benefits	$379,622	$335,291	$300,115	13%	12%
Occupancy and equipment expense	68,896	64,921	61,453	6%	6%
Deposit insurance premiums and regulatory assessments	21,211	23,735	23,279	(11)%	2%
Legal expense	8,781	11,444	2,841	(23)%	303%
Data processing	13,177	12,093	11,683	9%	4%
Consulting expense	11,579	14,922	22,742	(22)%	(34)%
Deposit related expense	11,244	9,938	10,394	13%	(4)%
Computer software expense	22,286	18,183	12,914	23%	41%
Other operating expense	88,042	82,974	86,382	6%	(4)%
Amortization of tax credit and other investments	89,628	87,950	83,446	2%	5%
Total noninterest expense	$714,466	$661,451	$615,249	8%	8%

Noninterest expense increased $53.0 million or 8% to $714.5 million in 2018 from $661.5 million in 2017. This increase was primarily due to increases in compensation and employee benefits, and computer software expense. Noninterest expense increased $46.2 million or 8% to $661.5 million in 2017 from $615.2 million in 2016. This increase was primarily due to increases in compensation and employee benefits, legal expense and computer expense, partially offset by a decrease in consulting expense.

Compensation and employee benefit increased $44.3 million or 13% in 2018 and $35.2 million or 12% in 2017, primarily attributable to the annual employee merit increases and staffing growth to support the Company’s growing business. The larger increase noted during 2018 was also primarily due to an increase in stock-based compensation and severance costs recognized in 2018 as a result of the departure of one of the Company’s executives.

Legal expense decreased $2.7 million or 23% to $8.8 million in 2018 but increased $8.6 million or 303% in 2017. The increase in 2017 was mainly due to a $13.4 million reversal of a legal accrual, recognized in 2016, following a legal settlement.

Consulting expense decreased $3.3 million or 22% in 2018 and $7.8 million or 34% in 2017. The decreases in 2018 and 2017 were primarily due to a decline in BSA and AML related consulting expenses, reflecting progress made by the Company in strengthening its BSA and AML compliance programs. In 2018, consulting expenses spent on digital banking, loan-related operations and CECL partially offset the cost savings from decreased BSA and AML-related spending.

Computer software expense increased $4.1 million or 23% in 2018 and $5.3 million or 41% in 2017. The increases in both 2018 and 2017 were due to new system implementations and software upgrades incurred to support the Company’s growing business.

Other operating expense primarily consists of travel, telecommunication and postage expenses, marketing, charitable contributions and other miscellaneous expense categories. The $5.1 million or 6% increase to $88.0 million in 2018, was primarily due to increases in charitable contributions, marketing, travel, and telecommunication and postage expenses, partially offset by a decrease in other real estate owned (“OREO”) expense. Other operating expense decreased $3.4 million or 4% to $83.0 million in 2017 primarily due to decreases in OREO expense, telecommunication and postage expenses and amortization of core deposit intangibles, partially offset by an increase in loan related expenses.

Amortization of tax credit and other investments increased $1.7 million or 2% in 2018 and $4.5 million or 5% in 2017. The increases in both 2018 and 2017 were primarily due to an increase in renewable energy tax credit investments amortization expense, partially offset by a reduction in historical tax credit investments.

Income Taxes

($ in thousands)	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017 % Change	2017 vs. 2016 % Change
Income before income taxes	$818,696	$735,100	$572,188	11%	28%
Income tax expense	$114,995	$229,476	$140,511	(50)%	63%
Effective tax rate	14.0%	31.2%	24.6%	(17)%	7%

See Note 13 — Income Taxes to the Consolidated Financial Statements for a reconciliation of the effective tax rates to the U.S. federal statutory income tax rate. The changes in effective tax rates, as illustrated in the table above, were mainly due to the enactment of the Tax Act on December 22, 2017. The Tax Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018; allowing the expensing of 100% of the cost of acquired qualified property placed in service after September 27, 2017; transitioning from a worldwide tax system to a territorial system; imposing a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017; and eliminating the carrybacks of tax credits and net operating losses (“NOLs”) incurred after December 31, 2017. In addition, NOLs incurred after December 31, 2017 cannot offset more than 80% of taxable income for any future year, but may be carried forward indefinitely. ASC 740, Income Taxes, requires companies to recognize the effect of the Tax Act in the period of enactment. Hence, such effects were recognized in the Company’s 2017 Consolidated Financial Statements, even though the effective date of the law for most provisions is January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Based on reasonable estimates, the Company recorded $41.7 million of income tax expense in the fourth quarter of 2017 related to the impact of the Tax Act, the period in which the legislation was enacted. This amount was primarily related to the remeasurements of certain deferred tax assets and liabilities of $33.1 million, as well as the remeasurements of tax credits and other tax benefits related to qualified affordable housing partnerships of $7.9 million. As a result, the effective tax rate increased to 31.2% during 2017, compared to 24.6% in 2016. During 2018, management finalized its assessment of the initial impact of the Tax Act, which resulted in an increase in income tax expense by $985 thousand during the same period ensuing from the remeasurements of deferred tax assets and liabilities. As most of the income tax effects of the Tax Act were recorded during 2017, coupled with the lower U.S. federal corporate income tax rate, the effective tax rate decreased to 14.0% in 2018, compared to 31.2% in 2017. The overall impact of the Tax Act was a one-time increase in income tax expense of $42.7 million.

Management regularly reviews the Company’s tax positions and deferred tax balances. Factors considered in this analysis include the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes) and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized and settled. Net deferred tax assets increased $20.2 million or 21% to $117.6 million as of December 31, 2018, compared to $97.4 million as of December 31, 2017, mainly attributable to an increase in tax credit carryforwards as a result of the lower income tax rate. For additional details on the components of net deferred tax assets, see Note 13 — Income Taxes to the Consolidated Financial Statements.

A valuation allowance is established for deferred tax assets if, based on the weight of all positive evidence against all negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is used, as needed, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has concluded that it is more likely than not that all of the benefits of the deferred tax assets will be realized, with the exception of the deferred tax assets related to NOLs in certain states. Accordingly, a valuation allowance has been recorded for these amounts. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2018. The Company is also evaluating the possibility of recording an uncertain tax position liability in 2019 with regards to its investments in mobile solar generators sold and managed by DC Solar. For further information, see Item 7. MD&A — Other Matters.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking (referred to as “Retail Banking” in the Company’s prior quarterly Form 10-Q and annual Form 10-K filings); (2) Commercial Banking; and (3) Other.

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. The Consumer and Business Banking segment also originates commercial loans through the Company’s branch network. However, since a portion of these commercial loans are referred to the Commercial Banking segment, they are maintained and reported in the Commercial Banking segment. Other products and services provided by the Consumer and Business Banking segment include wealth management, treasury management, and foreign exchange services.

The Commercial Banking segment primarily generates commercial loans and deposits through commercial lending offices located in the U.S. and Greater China. Commercial loan products include commercial business loans and lines of credit, trade finance loans and letters of credit, CRE loans, construction lending, affordable housing loans and letters of credit, asset-based lending, and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity hedging risk management.

The remaining centralized functions, including the treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, the Consumer and Business Banking and Commercial Banking segments.

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The internal reporting process derives operating segment results by utilizing allocation methodologies for revenue and expenses. Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing process. The process charges a cost to fund loans and allocates credits for funds provided from deposits using internal funds transfer pricing rates, which are based on market interest rates and other factors. With the increase in market interest rates during 2018, the costs charged to the segments for the funding of loans increased, as did the credits allocated to the segments for deposit balances. The treasury function within the Other segment is responsible for liquidity and interest rate management of the Company. Therefore, the net spread between the total internal funds transfer pricing charges and credits is recorded as part of net interest income in the Other segment.

The Company’s internal funds transfer pricing process is managed by the treasury function within the Other segment. The process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The Company’s internal funds transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions. Noninterest income and noninterest expense directly attributable to a segment are assigned to the related business segment. Indirect costs, including technology-related costs and corporate overhead, are allocated based on that segment’s estimated usage using factors, including but not limited to, full-time equivalent employees, net interest margin, and loan and deposit volume. Charge-offs are allocated to the respective segment directly associated with the loans that are charged off, and the remaining provision for credit losses is allocated to each segment based on loan volume. The Company’s internal reporting process utilizes a full-allocation methodology. Under this methodology, corporate expenses and indirect expenses incurred by the Other segment are allocated to the Consumer and Business Banking and the Commercial Banking segments, except certain treasury-related expenses and insignificant unallocated expenses.

Changes in the Company’s management structure and allocation or reporting methodologies may result in changes in the measurement of operating segment results. For comparability, results for prior year periods are generally reclassified for such changes, unless it is deemed not practicable to do so.

Note 20 — Business Segments to the Consolidated Financial Statements describes the Company’s segment reporting methodology and the business activities of each business segment, and presents financial results of these business segments in 2018, 2017 and 2016.

The following tables present the selected segment information in 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income	$727,215	$605,650	$53,643	$1,386,508
Noninterest income	$85,607	$110,287	$15,015	$210,909
Noninterest expense	$336,412	$228,627	$149,427	$714,466
Segment income (loss) before income taxes	$467,046	$432,419	$(80,769)	$818,696
Segment net income	$334,255	$309,926	$59,520	$703,701

($ in thousands)	Year Ended December 31, 2017
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income	$590,821	$553,817	$40,431	$1,185,069
Noninterest income	$54,451	$110,089	$93,208	$257,748
Noninterest expense	$319,645	$193,161	$148,645	$661,451
Segment income (loss) before income taxes	$323,815	$426,291	$(15,006)	$735,100
Segment net income	$190,404	$251,834	$63,386	$505,624

($ in thousands)	Year Ended December 31, 2016
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income	$459,442	$530,908	$42,288	$1,032,638
Noninterest income	$51,251	$95,556	$35,471	$182,278
Noninterest expense	$306,386	$171,805	$137,058	$615,249
Segment income (loss) before income taxes	$208,663	$422,824	$(59,299)	$572,188
Segment net income	$122,256	$248,474	$60,947	$431,677

Consumer and Business Banking

The Consumer and Business Banking segment reported net income of $334.3 million in 2018, compared to $190.4 million in 2017. The year-over-year increase of $143.9 million or 76% in net income was primarily driven by increases in net interest income and noninterest income, partially offset by an increase in noninterest expense, combined with a lower effective tax rate of 28%, which decreased from 41% in the prior year. Net interest income for this segment increased $136.4 million or 23% to $727.2 million in 2018, up from $590.8 million in 2017. The increase in net interest income was primarily due to this segment’s deposit growth during the year, and due to higher interest income credits received for deposits in 2018 under the internal funds transfer pricing process. Noninterest income for this segment increased $31.2 million or 57% to $85.6 million in 2018, up from $54.5 million in 2017. This increase reflects the $31.5 million pre-tax gain from the sale of the Bank’s DCB branches, which was recognized in 2018. Noninterest expense for this segment increased $16.8 million or 5% to $336.4 million in 2018, up from $319.6 million in 2017. The increase was primarily due to increases in compensation and employee benefits and other operating expenses, driven by investment in human capital and technology.

The Consumer and Business Banking segment reported net income of $190.4 million in 2017, compared to $122.3 million in 2016. The $68.1 million or 56% year-over-year increase in net income for this segment was primarily driven by an increase in net interest income, partially offset by an increase in noninterest expense. The $131.4 million or 29% increase in net interest income to $590.8 million in 2017, up from $459.4 million in 2016, was primarily due to deposit growth and higher interest income credits received for deposits under the internal funds transfer pricing process. The $13.3 million or 4% increase in noninterest expense to $319.6 million for 2017, up from $306.4 million for 2016, was primarily due to increased compensation and employee benefits. Income tax expense increased $47.0 million or 54% to $133.4 million in 2017, compared to $86.4 million in 2016, reflecting growth in pre-tax income as the effective corporate income tax rate did not change.

Commercial Banking

The Commercial Banking segment reported net income of $309.9 million in 2018, compared to $251.8 million in 2017. The year-over-year increase of $58.1 million or 23% in net income primarily reflected an increase in net interest income, partially offset by an increase in noninterest expense, combined with a lower effective corporate income tax rate of 28%, which decreased from 41% in the prior year. Net interest income for this segment increased $51.8 million or 9% to $605.7 million in 2018, up from $553.8 million in 2017. The increase in net interest income was primarily due to this segment’s loan and deposit growth during the year and higher interest income credits received for deposits in 2018 under the internal funds transfer pricing process. Noninterest expense for this segment increased $35.5 million or 18% to $228.6 million in 2018, up from $193.2 million in 2017. The increase in noninterest expense was primarily due to increases in compensation and employee benefits, and other operating expenses, driven by investment in human capital and technology, partially offset by a decrease in consulting expense.

The Commercial Banking segment reported net income of $251.8 million in 2017, compared to $248.5 million in 2016. The $3.4 million or 1% year-over-year increase in net income was attributable to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. The $22.9 million or 4% increase in net interest income to $553.8 million in 2017, up from $530.9 million in 2016, was primarily due to loan and deposit growth and higher interest income credits received for deposits under the internal funds transfer pricing process. Noninterest income increased $14.5 million or 15% to $110.1 million in 2017, up from $95.6 million in 2016. The increase was attributable to increases in ancillary loan fees and letters of credit fees, and the net gain on sale of EWIS’s insurance brokerage business, which was recognized in 2017. Noninterest expense increased $21.4 million or 12% to $193.2 million in 2017, up from $171.8 million in 2016. The increase in noninterest expense was primarily due to increased legal expense and compensation and employee benefits.

Other

The Other segment reported a pretax loss of $80.8 million and net income of $59.5 million in 2018, reflecting income tax benefit of $140.3 million. The Other segment reported a pretax loss of $15.0 million and net income of $63.4 million in 2017, reflecting income tax benefit of $78.4 million. The $65.8 million year-over-year change in the pretax loss primarily reflected a decrease in noninterest income, partially offset by an increase in net interest income. Net interest income attributable to the Other segment increased $13.2 million or 33% to $53.6 million in 2018, up from $40.4 million in 2017. This increase in net interest income was due to an increase in the net spread between the total internal funds transfer pricing charges and credits provided to the Consumer and Business Banking and Commercial Banking segments, partially offset by an increase in interest expense on borrowings and deposits. Noninterest income for the Other segment decreased $78.2 million or 84% to $15.0 million in 2018, compared to $93.2 million in 2017. This decrease reflects the $71.7 million net gain on sale of a commercial property in California, which was recognized in 2017. Excluding this gain, noninterest income for this segment decreased $6.5 million or 30%, during 2018. This was driven by decreases in rental income and lower net gains on sales of available-for-sale investment securities, partially offset by an increase in foreign exchange income due to remeasurement of balance sheet items denominated in foreign currencies. The income tax benefit attributed to the Other segment was $140.3 million in 2018, compared to $78.4 million in 2017. The year-over-year change reflects the allocation of tax expense to the Consumer and Business Banking and the Commercial Banking segments at the statutory corporate income tax rates, with the residual being allocated to the Other segment. In addition, for 2017, the Other segment tax benefit allocation included the one-time tax expense related to the implementation of the Tax Act, as described in Item 7. MD&A — Income Taxes.

During 2017, the Other segment reported a pretax loss of $15.0 million and net income of $63.4 million, compared to a pretax loss of $59.3 million and net income of $60.9 million in 2016. The year-over-year change in the pretax loss reflects higher noninterest income, due to the net gain on sale of a commercial property in California recognized in 2017, partially offset by an increase in noninterest expense. Noninterest income for this segment increased $57.7 million or 163% to $93.2 million in 2017, up from $35.5 million in 2016. Noninterest expense for this segment increased $11.6 million or 8% to $148.6 million in 2017, up from $137.1 million in 2016. This increase was primarily attributable to increases in compensation and employee benefits, and in the amortization of tax credit and other investments. The income tax benefit for this segment decreased to $78.4 million in 2017, compared to $120.2 million in 2016, in part reflecting the allocation of one-time tax expense related to the implementation of the Tax Act during 2017.

Balance Sheet Analysis

The following table presents a discussion of the significant changes between December 31, 2018 and 2017:

Selected Consolidated Balance Sheet Data

($ in thousands)	December 31,		Change
	2018	2017	$	%
ASSETS
Cash and cash equivalents	$3,001,377	$2,174,592	$826,785	38%
Interest-bearing deposits with banks	371,000	398,422	(27,422)	(7)%
Resale agreements	1,035,000	1,050,000	(15,000)	(1)%
Available-for-sale investment securities, at fair value	2,741,847	3,016,752	(274,905)	(9)%
Restricted equity securities, at cost	74,069	73,521	548	1%
Loans held-for-sale	275	85	190	224%
Loans held-for-investment (net of allowance for loan losses of $311,322 in 2018 and $287,128 in 2017)	32,073,867	28,688,590	3,385,277	12%
Investments in qualified affordable housing partnerships, net	184,873	162,824	22,049	14%
Investments in tax credit and other investments, net	231,635	224,551	7,084	3%
Premises and equipment	119,180	121,209	(2,029)	(2)%
Goodwill	465,547	469,433	(3,886)	(1)%
Branch assets held-for-sale	—	91,318	(91,318)	(100)%
Other assets	743,686	650,266	93,420	14%
TOTAL	$41,042,356	$37,121,563	$3,920,793	11%
LIABILITIES
Noninterest-bearing	$11,377,009	$10,887,306	$489,703	4%
Interest-bearing	24,062,619	20,727,757	3,334,862	16%
Total deposits	35,439,628	31,615,063	3,824,565	12%
Branch liability held-for-sale	—	605,111	(605,111)	(100)%
Short-term borrowings	57,638	—	57,638	100%
FHLB advances	326,172	323,891	2,281	1%
Repurchase agreements	50,000	50,000	—	—%
Long-term debt	146,835	171,577	(24,742)	(14)%
Accrued expenses and other liabilities	598,109	513,970	84,139	16%
Total liabilities	36,618,382	33,279,612	3,338,770	10%
STOCKHOLDERS’ EQUITY	4,423,974	3,841,951	582,023	15%
TOTAL	$41,042,356	$37,121,563	$3,920,793	11%

As of December 31, 2018, total assets were $41.04 billion, an increase of $3.92 billion or 11% from December 31, 2017. The predominant area of asset growth was in loans, which was driven by strong increases in single-family residential and C&I loans, as well as higher cash and cash equivalents stemming from deposit growth, which temporarily increased short-term liquidity, and active liquidity management. These increases were partially offset by a decrease in available-for-sale investment securities, as well as a decrease in branch assets held-for-sale following the completion of the sale of the Bank’s DCB branches in March 2018.

As of December 31, 2018, total liabilities were $36.62 billion, an increase of $3.34 billion or 10% from December 31, 2017, primarily due to an increase in deposits, which was largely driven by an increase in time deposits. The increase in deposits was partially offset by a decrease in branch liability held-for-sale following the completion of the sale of the Bank’s DCB branches in March 2018.

As of December 31, 2018, total stockholders’ equity was $4.42 billion, an increase of $582.0 million or 15% from December 31, 2017. This increase was primarily due to $703.7 million in net income, partially offset by $126.0 million of cash dividends declared on common stock.

Investment Securities

The Company maintains an investment securities portfolio that consists of high quality and liquid securities with relatively short durations to minimize overall interest rate and liquidity risks. The Company’s available-for-sale investment securities provide:

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

Available-for-Sale Investment Securities

As of December 31, 2018 and 2017, the Company’s available-for-sale investment securities portfolio was primarily comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and foreign bonds. Investment securities classified as available-for-sale are carried at their fair value with the corresponding changes in fair value recorded in Accumulated other comprehensive loss (“AOCI”), net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheet.

The following table presents the amortized cost and fair value by major categories of available-for-sale investment securities as of December 31, 2018, 2017 and 2016:

($ in thousands)	December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$577,561	$564,815	$651,395	$640,280	$730,287	$720,479
U.S. government agency and U.S. government sponsored enterprise debt securities	219,485	217,173	206,815	203,392	277,891	274,866
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	1,377,705	1,355,296	1,528,217	1,509,228	1,539,044	1,525,546
Municipal securities	82,965	82,020	99,636	99,982	148,302	147,654
Non-agency mortgage-backed securities	35,935	35,983	9,136	9,117	11,592	11,477
Corporate debt securities	11,250	10,869	37,585	37,003	232,381	231,550
Foreign bonds (1)	489,378	463,048	505,396	486,408	405,443	383,894
Asset-backed securities	12,621	12,643	—	—	—	—
Other securities (2)	—	—	31,887	31,342	40,501	40,329
Total available-for-sale investment securities	$2,806,900	$2,741,847	$3,070,067	$3,016,752	$3,385,441	$3,335,795

(1)
There were no securities of a single issuer other than International Bank for Reconstruction and Development that exceeded 10% of stockholders’ equity, with an amortized cost of $474.9 million and a fair value of $448.6 million as of December 31, 2018.

(2)
Other securities are comprised of mutual funds, which are equity securities with readily determinable fair value. Prior to the adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, these securities were reported as available-for-sale investment securities with changes in fair value recorded in other comprehensive income. Upon adoption of ASU 2016-01, which became effective January 1, 2018, these securities were reclassified from Available-for-sale investment securities, at fair value to Investments in tax credit and other investments, net, on the Consolidated Balance Sheet with changes in fair value recorded in net income.

The fair value of available-for-sale investment securities totaled $2.74 billion as of December 31, 2018, compared to $3.02 billion as of December 31, 2017. The $274.9 million or 9% decrease was primarily attributable to the sales, repayments and redemptions of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and maturities and sales of U.S. Treasury securities, partially offset by purchases of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities and U.S. Treasury securities. In addition, upon the adoption of ASU 2016-01 in the first quarter of 2018, the Company reclassified its equity securities that were previously categorized as Other securities in Available-for-sale investment securities, at fair value to Investment in tax credit and other investments, net.

The Company’s investment securities portfolio had an effective duration of 4.1 as of December 31, 2018 compared to 3.6 as of December 31, 2017. Approximately 99% and 97% of the carrying value of the investment securities portfolio was rated “AAA” or “AA” as of December 31, 2018 and 2017, respectively.

The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in Other comprehensive income (loss) unless a security is deemed to be OTTI. As of December 31, 2018, the Company’s net unrealized losses on available-for-sale investment securities were $65.1 million, compared to $53.3 million as of December 31, 2017. The increase in net unrealized losses was primarily attributed to an increase in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $70.8 million as of December 31, 2018, compared to $58.3 million as of December 31, 2017. As of December 31, 2018, the Company had no intention to sell securities with unrealized losses and believed it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. The Company assesses individual securities for OTTI for each reporting period. No OTTI loss was recognized for 2018 and 2017. For a complete discussion and disclosure, see Note 1 — Summary of Significant Accounting Policies, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 5 — Securities to the Consolidated Financial Statements.

As of December 31, 2018 and 2017, available-for-sale investment securities with fair value of $435.8 million and $534.3 million, respectively, were primarily pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

The following table presents the weighted-average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s investment securities as of December 31, 2018 and 2017. Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay obligations with or without prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

	December 31,
($ in thousands)	2018			2017
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
Available-for-sale investment securities:
U.S. Treasury securities:
Maturing in one year or less	$50,134	$49,773	1.08%	$120,233	$119,844	1.01%
Maturing after one year through five years	527,427	515,042	1.69%	531,162	520,436	1.55%
Total	577,561	564,815	1.64%	651,395	640,280	1.45%
U.S. government agency and U.S. government sponsored enterprise debt securities:
Maturing in one year or less	26,955	26,909	3.51%	24,999	24,882	1.02%
Maturing after one year through five years	10,181	10,037	2.18%	9,720	9,743	2.36%
Maturing after five years through ten years	114,771	113,812	2.30%	119,645	116,570	2.05%
Maturing after ten years	67,578	66,415	2.79%	52,451	52,197	2.58%
Total	219,485	217,173	2.59%	206,815	203,392	2.07%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Maturing in one year or less	2,633	2,600	1.62%	—	—	—%
Maturing after one year through five years	30,808	30,487	2.11%	48,363	47,811	2.34%
Maturing after five years through ten years	96,822	95,365	2.68%	71,562	70,507	2.48%
Maturing after ten years	1,247,442	1,226,844	2.74%	1,408,292	1,390,910	2.31%
Total	1,377,705	1,355,296	2.72%	1,528,217	1,509,228	2.32%
Municipal securities (2):
Maturing in one year or less	29,167	28,974	2.60%	7,395	7,424	2.69%
Maturing after one year through five years	48,398	47,681	2.39%	83,104	83,301	2.31%
Maturing after five years through ten years	500	476	2.38%	4,156	4,215	2.92%
Maturing after ten years	4,900	4,889	5.03%	4,981	5,042	4.40%
Total	82,965	82,020	2.62%	99,636	99,982	2.47%
Non-agency mortgage-backed securities:
Maturing after ten years	35,935	35,983	3.67%	9,136	9,117	2.79%
Corporate debt securities:
Maturing in one year or less	1,250	1,231	5.50%	12,650	11,905	2.29%
Maturing after one year through five years	10,000	9,638	4.00%	—	—	—%
Maturing after five years through ten years	—	—	—%	24,935	25,098	2.90%
Total	11,250	10,869	4.17%	37,585	37,003	2.70%
Foreign bonds:
Maturing in one year or less	439,378	414,065	2.19%	405,396	387,729	2.13%
Maturing after one year through five years	50,000	48,983	3.12%	100,000	98,679	2.71%
Total	489,378	463,048	2.28%	505,396	486,408	2.24%
Asset-backed securities:
Maturing after ten years	12,621	12,643	3.22%	—	—	—%
Other securities:
Maturing in one year or less	—	—	—%	31,887	31,342	2.71%
Total available-for-sale investment securities	$2,806,900	$2,741,847	2.43%	$3,070,067	$3,016,752	2.15%

Total aggregated by maturities:
Maturing in one year or less	$549,517	$523,552	2.18%	$602,560	$583,126	1.90%
Maturing after one year through five years	676,814	661,868	1.91%	772,349	759,970	1.84%
Maturing after five years through ten years	212,093	209,653	2.47%	220,298	216,390	2.37%
Maturing after ten years	1,368,476	1,346,774	2.78%	1,474,860	1,457,266	2.38%
Total available-for-sale investment securities	$2,806,900	$2,741,847	2.43%	$3,070,067	$3,016,752	2.15%

(1)	Weighted-average yields are computed based on amortized cost balances.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Total Loan Portfolio

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans (comprised of C&I, CRE, multifamily residential, and construction and land loans) and consumer loans (comprised of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans). Total net loans, including loans held-for-sale, increased $3.31 billion or 11% to $32.07 billion as of December 31, 2018 from $28.77 billion as of December 31, 2017. The increase was primarily driven by increases of $1.38 billion or 30% in single-family residential loans and $1.34 billion or 13% in C&I loans. Overall, the loan type composition remained relatively stable as of December 31, 2018 and 2017.

The following table presents the composition of the Company’s total loan portfolio by segment as of the periods indicated:

($ in thousands)	December 31,
	2018		2017		2016		2015		2014
	Amount (1)%		Amount (1)%		Amount (1)%		Amount (1)%		Amount (1)%
Commercial:
C&I	$12,056,970	37%	$10,697,231	37%	$9,640,563	38%	$8,991,535	38%	$8,076,450	37%
CRE	9,449,835	29%	8,936,897	31%	8,016,109	31%	7,471,812	32%	6,253,195	29%
Multifamily residential	2,281,032	7%	1,916,176	7%	1,585,939	6%	1,524,367	6%	1,451,918	7%
Construction and land	538,794	2%	659,697	2%	674,754	3%	628,260	3%	563,196	2%
Total commercial	24,326,631	75%	22,210,001	77%	19,917,365	78%	18,615,974	79%	16,344,759	75%
Consumer:
Single-family residential	6,036,454	19%	4,646,289	16%	3,509,779	14%	3,069,969	13%	3,872,141	18%
HELOCs	1,690,834	5%	1,782,924	6%	1,760,776	7%	1,681,228	7%	1,258,079	6%
Other consumer	331,270	1%	336,504	1%	315,219	1%	276,577	1%	254,970	1%
Total consumer	8,058,558	25%	6,765,717	23%	5,585,774	22%	5,027,774	21%	5,385,190	25%
Total loans held-for-investment (2)	32,385,189	100%	28,975,718	100%	25,503,139	100%	23,643,748	100%	21,729,949	100%
Allowance for loan losses	(311,322)		(287,128)		(260,520)		(264,959)		(261,679)
Loans held-for-sale (3)	275		78,217		23,076		31,958		45,950
Total loans, net	$32,074,142		$28,766,807		$25,265,695		$23,410,747		$21,514,220

(1)
Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(48.9) million, $(34.0) million, $1.2 million, $(16.0) million and $2.8 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)	Includes ASC 310-30 discount of $22.2 million, $35.3 million, $49.4 million, $80.1 million and $133.6 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(3)	Includes $78.1 million of loans held-for-sale in Branch assets held-for-sale as of December 31, 2017.

Commercial

The Company’s commercial portfolio comprised 75% and 77% of the total loan portfolio as of December 31, 2018 and 2017, respectively, and is discussed below.

Commercial — Commercial and Industrial Loans. C&I loans, which totaled $12.06 billion and $10.70 billion as of December 31, 2018 and 2017, respectively, accounted for 37% of total loans and were the largest share of the total loan portfolio as of both December 31, 2018 and 2017. The C&I loan portfolio is well diversified by industry sectors, with higher concentrations in the wholesale trade, manufacturing, real estate and leasing, entertainment, and private equity industries. The Company’s wholesale trade exposure within the C&I loan portfolio, which totaled $1.67 billion and $1.56 billion as of December 31, 2018 and 2017, respectively, was largely related to U.S. domiciled companies that import goods from Greater China for U.S. consumer consumption, many of which are companies based in California. The Company also has a syndicated loan portfolio within the C&I loan portfolio, which totaled $778.7 million and $616.2 million as of December 31, 2018 and 2017, respectively. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classifications, setting limits for specialized portfolios and diversification targets. The majority of the loans in the C&I loan portfolio have variable rates.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers. Loans are generally underwritten with high standards for cash flows, debt service coverage ratios and loan-to-value ratios. The CRE loan portfolio is made up of income producing real estate loans where the interest rates may be fixed, variable or hybrid.

The following tables summarize the Company’s CRE, multifamily residential, and construction and land loans by geographic market as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$5,228,305		$1,390,546		$215,370		$6,834,221
Northern California	2,168,055		545,300		133,828		2,847,183
California	7,396,360	79%	1,935,846	85%	349,198	65%	9,681,404	79%
New York	659,026	7%	103,324	5%	46,702	9%	809,052	7%
Texas	509,375	5%	71,683	3%	12,055	2%	593,113	5%
Washington	290,141	3%	56,675	2%	29,079	5%	375,895	3%
Arizona	108,102	1%	24,808	1%	24,890	5%	157,800	1%
Nevada	94,924	1%	44,052	2%	47,897	9%	186,873	2%
Other markets	391,907	4%	44,644	2%	28,973	5%	465,524	3%
Total loans (1)	$9,449,835	100%	$2,281,032	100%	$538,794	100%	$12,269,661	100%

($ in thousands)	December 31, 2017
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$4,809,095		$1,170,565		$293,814		$6,273,474
Northern California	1,975,890		446,068		137,539		2,559,497
California	6,784,985	76%	1,616,633	84%	431,353	65%	8,832,971	77%
New York	707,910	8%	98,391	5%	132,866	20%	939,167	8%
Texas	555,397	6%	46,910	2%	34,330	5%	636,637	6%
Washington	328,570	4%	61,779	3%	25,377	4%	415,726	4%
Arizona	76,685	1%	—	—%	20,757	3%	97,442	1%
Nevada	152,451	2%	50,143	3%	—	—%	202,594	2%
Other markets	330,899	3%	42,320	3%	15,014	3%	388,233	2%
Total loans (1)	$8,936,897	100%	$1,916,176	100%	$659,697	100%	$11,512,770	100%

(1)	Loans net of ASC 310-30 discount.

As illustrated by the tables above, due to the nature of the Company’s geographical footprint and market presence, the Company’s CRE loan concentration is primarily in California, which comprised 79% and 76% of the CRE loan portfolio as of December 31, 2018 and 2017, respectively. Accordingly, changes in the California economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. As of both December 31, 2018 and 2017, 20% of the total CRE loans were owner occupied properties, while the remaining were non-owner occupied properties where 50% or more of the debt service for the loan is primarily provided by unaffiliated rental income from a third party.

The Company’s CRE loans are broadly diversified across all property types, which serves to mitigate some of the geographical concentration in California. The following table summarizes the Company’s CRE loan portfolio by property type, as of December 31, 2018 and 2017:

($ in thousands)	December 31,
	2018		2017
	Amount	%	Amount	%
Retail	$3,171,374	33%	$3,077,556	34%
Offices	2,160,382	23%	1,714,821	19%
Industrial	1,883,444	20%	1,696,253	19%
Hotel/Motel	1,619,905	17%	1,279,884	14%
Other	614,730	7%	1,168,383	14%
Total CRE loans (1)	$9,449,835	100%	$8,936,897	100%

(1)	Loans net of ASC 310-30 discount.

Commercial — Multifamily Residential Loans. The Company’s multifamily residential loans in the commercial portfolio are largely comprised of loans secured by smaller multifamily properties ranging from five to 15 units in the Company’s primary lending areas. As of December 31, 2018 and 2017, 85% and 84%, respectively, of the Company’s multifamily residential loans were concentrated in California. The Company offers a variety of first lien mortgage loan programs, including fixed and variable rate loans, as well as hybrid loans with interest rates that adjust annually after the initial fixed rate periods of one to seven years.

Commercial — Construction and Land Loans. The Company’s construction and land loan portfolio included construction loans of $477.2 million and $583.9 million as of December 31, 2018 and 2017, respectively. The unfunded commitments related to the construction and land loans totaled $525.1 million and $522.0 million as of December 31, 2018 and 2017, respectively. The portfolio consists of construction financing for multifamily and residential condominiums, hotels, offices, industrial, as well as mixed use (residential and retail) structures. Similar to CRE and multifamily residential loans, the Company has a geographic concentration of construction and land loans in California.

Consumer

The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geographic market as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018
	Single- Family Residential	%	HELOCs	%	Total	%
Geographic markets:
Southern California	$2,768,725		$839,790		$3,608,515
Northern California	954,835		350,008		1,304,843
California	3,723,560	62%	1,189,798	70%	4,913,358	64%
New York	1,165,135	19%	279,792	17%	1,444,927	19%
Washington	572,017	9%	149,579	9%	721,596	9%
Other markets	575,742	10%	71,665	4%	647,407	8%
Total (1)	$6,036,454	100%	$1,690,834	100%	$7,727,288	100%

(1)	Loans net of ASC 310-30 discount.

($ in thousands)	December 31, 2017
	Single- Family Residential	%	HELOCs	%	Total	%
Geographic markets:
Southern California	$2,270,420		$918,492		$3,188,912
Northern California	738,680		380,184		1,118,864
California	3,009,100	65%	1,298,676	73%	4,307,776	67%
New York	788,917	17%	270,291	15%	1,059,208	16%
Washington	408,497	9%	144,950	8%	553,447	9%
Other markets	439,775	9%	69,007	4%	508,782	8%
Total (1)	$4,646,289	100%	$1,782,924	100%	$6,429,213	100%

(1)	Loans net of ASC 310-30 discount.

Consumer — Single-Family Residential Loans. As of December 31, 2018 and 2017, 62% and 65% of the Company’s single-family residential loans, respectively, were concentrated in California. Many of the single-family residential loans within the Company’s portfolio are reduced documentation loans where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and default rates. The Company offers a variety of first lien mortgage loan programs, including fixed and variable rate loans, as well as hybrid loans with variable interest rates.

Consumer — Home Equity Lines of Credit Loans. As of December 31, 2018 and 2017, 70% and 73% of the Company’s HELOC loans, respectively, were concentrated in California. The HELOC loan portfolio is comprised largely of loans that were originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. The Company is in a first lien position for many of these reduced documentation HELOC loans. These loans have historically experienced low delinquency and default rates.

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

The following table presents the contractual loan maturities by loan categories and the contractual distribution of loans in those categories to changes in interest rates as of December 31, 2018:

($ in thousands)	Due within one year	Due after one year through five years	Due after five years	Total
Commercial:
C&I	$4,011,269	$6,821,768	$1,223,933	$12,056,970
CRE	597,987	3,550,164	5,301,684	9,449,835
Multifamily residential	191,104	323,538	1,766,390	2,281,032
Construction and land	351,296	139,344	48,154	538,794
Total commercial	5,151,656	10,834,814	8,340,161	24,326,631
Consumer:
Single-family residential	1,035	9,797	6,025,622	6,036,454
HELOCs	1	52	1,690,781	1,690,834
Other consumer	92,476	222,055	16,739	331,270
Total consumer	93,512	231,904	7,733,142	8,058,558
Total loans held-for-investment (1)	$5,245,168	$11,066,718	$16,073,303	$32,385,189

Distribution of loans to changes in interest rates:
Variable rate loans	$4,247,953	$9,772,877	$7,837,990	$21,858,820
Fixed rate loans	974,938	999,888	1,232,551	3,207,377
Hybrid adjustable-rate loans	22,277	293,953	7,002,762	7,318,992
Total loans held-for-investment (1)	$5,245,168	$11,066,718	$16,073,303	$32,385,189

(1)	Loans net of ASC 310-30 discount.

Purchased Credit-Impaired Loans

Loans acquired with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal and interest payments are PCI loans. PCI loans are recorded at fair value at the date of acquisition.The carrying value of PCI loans totaled $308.0 million and $482.3 million as of December 31, 2018 and 2017, respectively. PCI loans are considered to be accruing due to the existence of the accretable yield, which represents the cash expected to be collected in excess of their carrying value, and not based on consideration given to contractual interest payments. The accretable yield was $74.9 million and $102.0 million as of December 31, 2018 and 2017, respectively. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded on the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the Consolidated Statement of Income or the allowance for credit losses. For additional details regarding PCI loans, see Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of December 31, 2018, loans held-for-sale of $275 thousand consisted of single-family residential loans. In comparison, as of December 31, 2017, loans held-for-sale of $78.2 million consisted primarily of loans related to the then pending sale of DCB branches of $78.1 million included in Branch assets held-for-sale on the Consolidated Balance Sheet. The sale was completed in March 2018. For additional information on the sale of DCB branches, see Note 2 — Dispositions and Held-for-Sale to the Consolidated Financial Statements. As of December 31, 2016, loans held-for-sale of $23.1 million were primarily comprised of student loans.

Loan Purchases, Transfers and Sales

In 2018, the Company purchased loans held-for-investment of $596.9 million, compared to $534.7 million and $1.14 billion in 2017 and 2016, respectively. The purchased loans held-for-investment in 2018 and 2017 were primarily comprised of C&I syndicated loans. The purchased loans held-for-investment in 2016 were primarily comprised of C&I syndicated and single-family residential loans. The higher amount of purchased loans in 2016 primarily included $488.3 million of purchased single-family residential loans to support the Company’s CRA efforts.

Certain purchased and originated loans are transferred from held-for-investment to held-for-sale and corresponding write-downs to allowance for loan losses are recorded, as appropriate. Loans transferred from held-for-investment to held-for-sale were $481.6 million, $613.1 million and $819.1 million in 2018, 2017 and 2016, respectively. These loan transfers were comprised primarily of C&I and CRE loans in both 2018 and 2017, and C&I, multifamily residential and CRE loans in 2016. As a result of these loan transfers, the Company recorded $14.6 million, $473 thousand and $1.9 million in write-downs to the allowance for loan losses for 2018, 2017 and 2016, respectively.

In 2018, the Company sold $309.7 million in originated loans resulting in net gains of $6.6 million. The sale of originated loans in 2018 was comprised of $212.5 million of C&I loans, $62.3 million of CRE loans and $35.0 million of single-family residential loans. In comparison, during 2017, the Company sold $178.2 million in originated loans resulting in net gains of $8.3 million. Originated loans sold in 2017were primarily comprised of $99.1 million of C&I loans, $52.2 million of CRE loans and $21.1 million of single-family residential loans. During 2016, the Company sold or securitized $571.3 million in originated loans, resulting in net gains of $11.5 million. These amounts included $201.7 million of multifamily residential loans securitized during the first quarter of 2016, which resulted in net gains of $1.1 million, mortgage servicing rights of $641 thousand and a held-to-maturity investment security of $160.1 million. The remaining $369.6 million of originated loans sold in 2016, was primarily comprised of $175.1 million of C&I loans, $110.9 million of CRE loans and $61.3 million of multifamily residential loans, which resulted in net gains of $10.4 million.

From time to time, the Company purchases and sells loans in the secondary market. In 2018, the Company sold $201.4 million in purchased loans, resulting in net gains of $33 thousand. In comparison, for 2017 and 2016, the Company sold $399.8 million and $259.1 million in purchased loans, respectively, resulting in net gains of $588 thousand and $188 thousand, respectively.

The Company records valuation adjustments in Net gains on sales of loans on the Consolidated Statement of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value. No lower of cost or fair value adjustments were recorded for 2018. In comparison, for 2017 and 2016, the Company recorded lower of cost or fair value adjustments of $61 thousand and $5.6 million, respectively.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans, other nonperforming assets and OREO. Other nonperforming assets and OREO, respectively, represents repossessed assets and properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Generally, loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial conditions and the adequacy of collateral, if any. The following table presents information regarding non-PCI nonperforming assets as of the periods indicated:

($ in thousands)	December 31,
	2018	2017	2016	2015	2014
Nonaccrual loans:
Commercial:
C&I	$43,840	$69,213	$81,256	$64,883	$28,801
CRE	24,218	26,986	26,907	29,345	28,513
Multifamily residential	1,260	1,717	2,984	16,268	20,819
Construction and land	—	3,973	5,326	700	9,636
Consumer:
Single-family residential	5,259	5,923	4,214	8,759	8,625
HELOCs	8,614	4,006	2,130	1,743	703
Other consumer	2,502	2,491	—	—	3,165
Total nonaccrual loans	85,693	114,309	122,817	121,698	100,262
OREO, net	133	830	6,745	7,034	32,111
Other nonperforming assets	7,167	—	—	—	—
Total nonperforming assets	$92,993	$115,139	$129,562	$128,732	$132,373
Non-PCI nonperforming assets to total assets (1)	0.23%	0.31%	0.37%	0.40%	0.46%
Non-PCI nonaccrual loans to loans held-for-investment (1)	0.26%	0.39%	0.48%	0.51%	0.46%
Allowance for loan losses to non-PCI nonaccrual loans	363.30%	251.19%	212.12%	217.72%	261.00%

(1)
Total assets and loans held-for-investment include PCI loans of $308.0 million, $482.3 million, $642.4 million, $970.8 million and $1.32 billion as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

Typically, changes to nonaccrual loans period-over-period represent loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrowers’ financial conditions and loan repayments. Nonaccrual loans decreased by $28.6 million or 25% to $85.7 million as of December 31, 2018 from $114.3 million as of December 31, 2017. Nonaccrual loans as a percentage of loans held-for-investment declined from 0.39% as of December 31, 2017 to 0.26% as of December 31, 2018. C&I nonaccrual loans comprised 51% and 61% of total nonaccrual loans as of December 31, 2018 and 2017, respectively. Credit risks related to the C&I nonaccrual loans were partially mitigated by the collateral in place. As of December 31, 2018, $23.8 million or 28% of the $85.7 million non-PCI nonaccrual loans consisted of nonaccrual loans that were less than 90 days delinquent. In comparison, $34.4 million or 30% of the $114.3 million non-PCI nonaccrual loans consisted of nonaccrual loans that were less than 90 days delinquent as of December 31, 2017.

For additional details regarding the Company’s non-PCI nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

The following table presents the performing and nonperforming TDRs by loan segments as of December 31, 2018 and 2017:

($ in thousands)	December 31,
	2018		2017
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
Commercial:
C&I	$13,248	$10,715	$29,472	$39,509
CRE	6,134	17,272	8,570	17,830
Multifamily residential	4,300	260	8,919	289
Construction and land	—	—	—	3,973
Consumer:
Single-family residential	8,201	325	8,415	778
HELOCs	1,342	1,743	1,202	530
Total TDRs	$33,225	$30,315	$56,578	$62,909

Performing TDRs decreased by $23.4 million or 41% to $33.2 million as of December 31, 2018, primarily due to paydowns, payoffs and charge-offs of several C&I, multifamily residential, and CRE loans, partially offset by the transfer of a C&I loan from nonperforming status during 2018. Likewise, nonperforming TDRs decreased by $32.6 million or 52% to $30.3 million as of December 31, 2018, primarily due to paydowns, payoffs and charge-offs of several C&I and land loans, and the aforementioned transfer of the C&I loan to performing status during 2018.

The Company’s impaired loans include predominantly non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified as a TDR, on either accrual or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information regarding the Company’s TDR and impaired loan policies. As of December 31, 2018, the allowance for loan losses included $4.0 million for impaired loans with a total recorded investment balance of $31.1 million. In comparison, the allowance for loan losses included $19.9 million for impaired loans with a total recorded investment balance of $91.8 million as of December 31, 2017.

The following table presents the recorded investment balances for non-PCI impaired loans as of December 31, 2018 and 2017:

($ in thousands)	December 31,
	2018		2017
	Amount	%	Amount	%
Commercial:
C&I	$57,088	48%	$98,685	58%
CRE	30,352	26%	35,556	21%
Multifamily residential	5,560	5%	10,636	6%
Construction and land	—	—%	3,973	2%
Total commercial	93,000	79%	148,850	87%
Consumer:
Single-family residential	13,460	11%	14,338	8%
HELOCs	9,956	8%	5,208	3%
Other consumer	2,502	2%	2,491	2%
Total consumer	25,918	21%	22,037	13%
Total non-PCI impaired loans	$118,918	100%	$170,887	100%

Allowance for Credit Losses

Allowance for credit losses consists of allowance for loan losses and allowance for unfunded credit reserves. Allowance for loan losses is comprised of reserves for two components, performing loans with unidentified incurred losses, and nonperforming loans and TDRs (collectively, impaired loans). It excludes loans held-for-sale. The allowance for loan losses is estimated after analyzing internal historical loss experience, internal risk rating, economic conditions, bank risks, portfolio risks and any other pertinent information. Unfunded credit reserves include reserves provided for unfunded lending commitments, standby letters of credit (“SBLCs”), and recourse obligations for loans sold. The allowance for credit losses is increased by the provision for credit losses which is charged against the current period’s results of operations, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded credit reserves are included in Provision for credit losses on the Consolidated Statement of Income.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs an ongoing assessment of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of December 31, 2018, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, loan growth, portfolio performance and general economic conditions. The estimation of the allowance for credit losses involves subjective and complex judgments. For additional details on the Company’s allowance for credit losses, including the methodologies used, see Item 7. MD&A — Critical Accounting Policies and Estimates, Note 1 — Summary of Significant Accounting Policies and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements.

The following table presents a summary of activities in the allowance for credit losses for the periods indicated:

($ in thousands)	Year Ended December 31,
	2018	2017	2016	2015	2014
Allowance for loan losses, beginning of period	$287,128	$260,520	$264,959	$261,679	$249,675
Provision for loan losses	65,007	49,069	31,718	6,569	47,583
Gross charge-offs:
Commercial:
C&I	(59,244)	(38,118)	(47,739)	(20,423)	(39,984)
CRE	—	—	(464)	(1,052)	(2,317)
Multifamily residential	—	(635)	(29)	(1,650)	(1,011)
Construction and land	—	(149)	(117)	(493)	(1,343)
Consumer:
Single-family residential	(1)	(1)	(137)	(36)	(92)
HELOCs	—	(55)	(9)	(98)	(125)
Other consumer	(188)	(17)	(13)	(502)	(5,746)
Total gross charge-offs	(59,433)	(38,975)	(48,508)	(24,254)	(50,618)
Gross recoveries:
Commercial:
C&I	10,417	11,371	9,003	9,259	10,198
CRE	5,194	2,111	1,488	2,488	1,134
Multifamily residential	1,757	1,357	1,476	4,298	2,287
Construction and land	740	259	203	4,647	848
Consumer:
Single-family residential	1,214	546	401	323	123
HELOCs	38	24	7	54	252
Other consumer	3	152	323	373	197
Total gross recoveries	19,363	15,820	12,901	21,442	15,039
Net charge-offs	(40,070)	(23,155)	(35,607)	(2,812)	(35,579)
Foreign currency translation adjustments	(743)	694	(550)	(477)	—
Allowance for loan losses, end of period	311,322	287,128	260,520	264,959	261,679

Allowance for unfunded credit reserves, beginning of period	13,318	16,121	20,360	12,712	11,282
(Reversal of) provision for unfunded credit reserves	(752)	(2,803)	(4,239)	7,648	1,575
Charge-offs	—	—	—	—	(145)
Allowance for unfunded credit reserves, end of period	12,566	13,318	16,121	20,360	12,712
Allowance for credit losses	$323,888	$300,446	$276,641	$285,319	$274,391

Average loans held-for-investment	$30,209,219	$27,237,981	$24,223,535	$22,140,443	$20,093,921
Loans held-for-investment	$32,385,189	$28,975,718	$25,503,139	$23,643,748	$21,729,949
Allowance for loan losses to loans held-for-investment	0.96%	0.99%	1.02%	1.12%	1.20%
Net charge-offs to average loans held-for-investment	0.13%	0.08%	0.15%	0.01%	0.18%

As of December 31, 2018, the allowance for loan losses amounted to $311.3 million or 0.96% of loans held-for-investment, compared to $287.1 million or 0.99% and $260.5 million or 1.02% of loans held-for-investment as of December 31, 2017 and 2016, respectively. The increase in the allowance for loan losses was largely due to loan portfolio growth. As of December 31, 2018, the allowance for loan losses to loans held-for-investment ratio decreased compared to both December 31, 2017 and 2016 as the rate of loan growth outpaced the rate of increase in the allowance for loan losses. This decrease was attributable to improvements in loan portfolio credit quality and economic factors, including improvements in the U.S. economy and labor markets. Additionally, total nonperforming loans decreased $29.9 million and $14.9 million during 2018 and 2017, respectively, as returns to performing status, charge-offs, paydowns and loan sales continued to outpace new nonaccrual loans.

Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The increase in the provision for credit losses for 2018, compared to 2017 and 2016, was reflective of the overall loan portfolio growth and increased net charge-offs, partially offset by a decline in the historical loss rates during 2018. The year-over-year increase in net charge-offs of 73% during 2018 was mainly attributable to the charge-offs in the C&I portfolio due to a combination of deterioration in collateral value and borrower cash flows. The loan portfolio growth and decline in historical loss rates were driven by the continued improvement in the U.S. economy and labor markets and prudent proactive credit risk management.

The Company believes the allowance for credit losses as of December 31, 2018, 2017 and 2016 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, on each respective date.

The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans held-for-investment as of the periods indicated:

($ in thousands)	December 31,
	2018		2017		2016		2015		2014
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
Commercial:
C&I	$191,340	37%	$163,058	37%	$142,167	38%	$134,606	38%	$134,598	37%
CRE	39,053	29%	41,237	31%	47,927	31%	58,623	32%	53,989	29%
Multifamily residential	19,283	7%	19,109	7%	17,543	6%	19,630	6%	14,043	7%
Construction and land	20,282	2%	26,881	2%	24,989	3%	22,915	3%	18,988	2%
Consumer:
Single-family residential	31,340	19%	26,362	16%	19,795	14%	19,665	13%	29,813	18%
HELOCs	5,774	5%	7,354	6%	7,506	7%	8,745	7%	10,538	6%
Other consumer	4,250	1%	3,127	1%	593	1%	775	1%	(290)	1%
Total	$311,322	100%	$287,128	100%	$260,520	100%	$264,959	100%	$261,679	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses.  PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of December 31, 2018, the Company established an allowance of $22 thousand on $308.0 million of PCI loans. In comparison, the Company established the allowance of $58 thousand and $118 thousand on $482.3 million and $642.4 million of PCI loans as of December 31, 2017 and 2016, respectively. The allowance balances of the PCI loans for these periods were attributed mainly to CRE loans.

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. The following table presents the deposit balances as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018	% of Total Deposits	December 31, 2017	% of Total Deposits	Change
					$	%
Core deposits:
Noninterest-bearing demand	$11,377,009	32%	$10,887,306	34%	$489,703	4%
Interest-bearing checking	4,584,447	13%	4,419,089	14%	165,358	4%
Money market	8,262,677	23%	8,359,425	26%	(96,748)	(1)%
Savings	2,146,429	6%	2,308,494	7%	(162,065)	(7)%
Total core deposits	26,370,562	74%	25,974,314	82%	396,248	2%
Time deposits	9,069,066	26%	5,640,749	18%	3,428,317	61%
Total deposits	$35,439,628	100%	$31,615,063	100%	$3,824,565	12%

The Company’s deposit strategy is to grow and retain relationship-based deposits, which provides a stable and low-cost source of funding and liquidity to the Company. The $3.82 billion or 12% increase in total deposits to $35.44 billion as of December 31, 2018 from $31.62 billion as of December 31, 2017, was primarily due to a $3.43 billion or 61% increase in time deposits. Core deposits comprised 74% and 82% of total deposits as of December 31, 2018 and 2017, respectively. The $396.2 million increase in core deposits was primarily due to an increase in noninterest-bearing demand deposits. Noninterest-bearing demand deposits comprised 32% and 34% of total deposits as of December 31, 2018 and 2017, respectively. The Company’s loan-to-deposit ratio was 91% and 90% as of December 31, 2018 and 2017, respectively. For disclosure regarding the compositions of the Company’s average deposits and average interest rates, see Item 7 — MD&A — Results of Operations — Net Interest Income.

Domestic time deposits of $100,000 or more totaled $5.91 billion, representing 17% of the total deposit portfolio as of December 31, 2018. The following table presents the maturity distribution of domestic time deposits of $100,000 or more:

($ in thousands)	December 31, 2018
3 months or less	$1,502,563
Over 3 months through 6 months	1,907,673
Over 6 months through 12 months	2,107,738
Over 12 months	388,367
Total	$5,906,341

Foreign time deposits in the $100,000 or greater category included (i) $504.0 million and $322.0 million of deposits held in the Company’s branch in Hong Kong as of December 31, 2018 and 2017, respectively; and (ii) $701.6 million and $507.1 million of deposits held in the Company’s subsidiary bank in China as of December 31, 2018 and 2017, respectively.

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, long-term FHLB advances and repurchase agreements.

The $57.6 million short-term borrowings as of December 31, 2018 were entered into by the Company’s subsidiary, East West Bank (China) Limited. These short-term borrowings held interest rates ranging from 3.70% to 4.55% as of December 31, 2018 and will all mature in 2019. In comparison, the Company had no short-term borrowings outstanding as of December 31, 2017.

The following table presents the selected information for short-term borrowings as of the periods indicated:

($ in thousands)	2018	2017	2016
Year-end balance	$57,638	$—	$60,050
Weighted-average rate on amount outstanding at year-end	4.21%	—%	3.01%
Maximum month-end balance	$58,523	$60,603	$60,050
Average amount outstanding	$31,612	$31,725	$25,560
Weighted-average rate	4.28%	3.11%	2.84%

FHLB advances increased $2.3 million or 1% to $326.2 million as of December 31, 2018 from $323.9 million as of December 31, 2017. As of December 31, 2018, FHLB advances had floating interest rates ranging from 2.67% to 2.98% with remaining maturities between 0.1 to 3.9 years.

Gross repurchase agreements totaled $450.0 million as of both December 31, 2018 and 2017. Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Net repurchase agreements totaled $50.0 million as of both December 31, 2018 and 2017 after offsetting $400.0 million of gross repurchase agreements against gross resale agreements that were both eligible for netting pursuant to ASC 210-20-45-11. As of December 31, 2018, gross repurchase agreements had interest rates ranging between 4.76% to 5.00%, original terms ranging between 8.5 and 10.0 years and remaining maturities ranging between 3.8 and 4.7 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. As of December 31, 2018, the collateral for the repurchase agreements was comprised of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under the repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funding from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements.

Long-Term Debt

The Company uses long-term debt to provide funding to acquire interest-earning assets and enhance liquidity. Long-term debt, which consists of junior subordinated debt and a term loan, decreased $24.7 million or 14% to $146.8 million as of December 31, 2018 from $171.6 million as of December 31, 2017. The decrease was primarily due to the quarterly repayment and maturity of the term loan, totaling $25.0 million during 2018.

The junior subordinated debt, which qualifies as Tier 2 capital, was issued in connection with the Company’s various pooled trust preferred securities offerings. Junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt totaled $146.8 million and $146.6 million as of December 31, 2018 and 2017, respectively. The junior subordinated debt had a weighted-average interest rate of 3.77% and 2.79% during 2018 and 2017, respectively, with remaining maturities ranging between 15.9 years to 18.7 years as of December 31, 2018.

In 2013, the Company entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million were due quarterly. The term loan bears interest at the rate of the three-month LIBOR plus 150 basis points. The weighted-average interest rate was 3.60% and 2.70% during 2018 and 2017, respectively. As of December 31, 2018, the Company has made all scheduled principal repayments on the term loan leaving the Company with no outstanding balance. The outstanding balance of the term loan was $25.0 million as of December 31, 2017. For additional details of the junior subordinated debt and the term loan, see Note 11 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations and economic uncertainties. In addition, the Company’s financial assets held in the Hong Kong branch and in the China subsidiary bank may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. The Company’s country risk exposure is largely concentrated in China and Hong Kong. The following table presents the major financial assets held in the Company’s overseas offices as of December 31, 2018, 2017 and 2016:

($ in thousands)	December 31,
	2018		2017		2016
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong Branch:
Cash and cash equivalents	$360,786	1%	$151,631	0%	$46,895	0%
Available-for-sale investment securities (1)	$221,932	1%	$242,107	1%	$251,680	1%
Loans held-for-investment (2)(3)	$653,860	2%	$713,728	2%	$733,286	2%
Total assets	$1,244,532	3%	$1,100,471	3%	$1,040,465	3%
Subsidiary Bank in China:
Cash and cash equivalents	$695,527	2%	$626,658	2%	$387,354	1%
Interest-bearing deposits with banks	$221,000	1%	$188,422	1%	$173,148	0%
Loans held-for-investment (3)	$777,412	2%	$484,214	1%	$425,336	1%
Total assets	$1,700,287	4%	$1,302,562	4%	$987,286	3%

(1)
Comprised of U.S.Treasury securities and foreign bonds as of December 31, 2018. Comprised of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise debt securities, and foreign bonds as of each of December 31, 2017 and 2016.

(2)	Includes ASC 310-30 discount of $103 thousand, $353 thousand and $747 thousand as of December 31, 2018, 2017 and 2016, respectively.

(3)	Primarily comprised of C&I loans.

The following table presents the total revenue generated by the Company’s overseas offices in 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018		2017		2016
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$31,122	2%	$28,096	2%	$26,754	2%
Subsidiary Bank in China:
Total revenue	$34,143	2%	$24,235	2%	$21,055	2%

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

The Company’s stockholders’ equity increased $582.0 million or 15% to $4.42 billion as of December 31, 2018, compared to $3.84 billion as of December 31, 2017. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings increased $583.8 million or 23% to $3.16 billion as of December 31, 2018, compared to $2.58 billion as of December 31, 2017. The increase was primarily due to net income of $703.7 million, partially offset by $126.0 million cash dividends declared during 2018. For other factors that contributed to the changes in stockholders’ equity, refer to Item 8. Financial Statements and Supplemental Data - Consolidated Statement of Changes in Stockholders’ Equity.

Book value was $30.52 per common share based on 145.0 million common shares outstanding as of December 31, 2018, compared to $26.58 per common share based on 144.5 million common shares outstanding as of December 31, 2017. The Company’s dividend policy reflects the Company’s anticipated earnings, dividend payout ratio, capital objectives, and alternate opportunities. During 2018, the Company made quarterly dividend payments of $0.20 per common share in the first two quarters and $0.23 per common share in the last two quarters. In comparison, the Company made quarterly dividend payments of $0.20 per common share during 2017. In January 2019, the Company’s Board of Directors declared first quarter 2019 cash dividends for the Company’s common stock. The common stock cash dividend of $0.23 per share was paid on February 15, 2019 to stockholders of record as of February 4, 2019.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with a banking organization’s operations. In 2013, the Federal Reserve Board, FDIC and Office of the Comptroller of the Currency issued the final Basel III Capital Rules establishing a new comprehensive capital framework for strengthening international capital standards as well as implementing certain provisions of the Dodd-Frank Act. See Item 1. Business — Supervision and Regulation — Capital Requirements for additional details. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain components).

The Basel III Capital Rules require that banking organizations maintain a minimum CET1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, and a minimum total capital ratio of 8.0% to be considered adequately capitalized. In addition, the rules require banking organizations to maintain a capital conservation buffer of 2.5% above the capital minimums in order to absorb losses during periods of economic stress. The capital conservation buffer is being phased-in over four years beginning in 2016 (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of January 1, 2019, banking organizations are required to maintain a minimum CET1 capital ratio of 7.0%, a minimum Tier 1 capital ratio of 8.5% and a minimum total capital ratio of 10.5% in a fully phased-in basis to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of December 31, 2018 and 2017, both the Company and the Bank were considered “well-capitalized,” and met all capital requirements on a fully phased-in basis under the Basel III Capital Rules.

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2018 and 2017 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	December 31, 2018		December 31, 2017		Minimum Regulatory Requirements	Well-Capitalized Requirements	Fully Phased- in Minimum Regulatory Requirements
	Company	East West Bank	Company	East West Bank
Total risk-based capital	13.7%	13.1%	12.9%	12.4%	8.0%	10.0%	10.5%
Tier 1 risk-based capital	12.2%	12.1%	11.4%	11.4%	6.0%	8.0%	8.5%
CET1 risk-based capital	12.2%	12.1%	11.4%	11.4%	4.5%	6.5%	7.0%
Tier 1 leverage capital (1)	9.9%	9.8%	9.2%	9.2%	4.0%	5.0%	4.0%

(1)	The Tier 1 leverage capital well-capitalized requirement applies to the Bank only since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank-holding company.

The Company’s CET1, Tier 1 capital ratios improved by 78 basis points, while the total risk-based and Tier 1 leverage capital ratios improved by 72 and 68 basis points, respectively, during 2018. The improvement was primarily driven by increases in revenues largely due to increases in net interest income and a reduction in income tax expense related to the enactment of the Tax Act. The $2.83 billion or 10% increase in risk-weighted assets from $29.67 billion as of December 31, 2017 to $32.50 billion as of December 31, 2018 was primarily due to the growth of the Company’s loan portfolio. As of December 31, 2018 and 2017, the Company’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage capital ratios were all well above the well-capitalized requirements.

Regulatory Matters

The Bank entered into a Written Agreement (the “Written Agreement”), dated November 9, 2015, with the FRB, to correct less than satisfactory BSA and AML programs detailed in a joint examination by the FRB and the DBO. The Bank also entered into a related Memorandum of Understanding (“MOU”) with the DBO in 2015. The Written Agreement, among other things, required the Bank to enhance compliance programs related to the BSA and AML and OFAC laws, rules and regulations and retain an independent firm to conduct a review of the account and transaction activities covering a six-month period to determine whether any suspicious activity was properly identified and reported in accordance with applicable regulatory requirements. On July 9, 2018, the DBO terminated the MOU. On July 18, 2018, the FRB terminated the Written Agreement.

Notwithstanding the termination of the Written Agreement and the MOU, the operating and other conditions in the BSA/AML and OFAC programs and the auditing and oversight of the programs that led to the Written Agreement and MOU could lead to an increased risk of future examinations that may downgrade the regulatory ratings of the Bank or could lead to regulatory authorities taking other actions. This could have a material adverse effect on the Bank if the current programs are not sustained in a satisfactory way, which could lead to an increased risk of investigations by other government agencies that may result in fines, penalties, increased expenses or restrictions on operations.

Other Matters

The Company has previously invested in mobile solar generators sold and managed by DC Solar, which were included in Investments in tax credit and other investments, net on the Consolidated Balance Sheet. For reasons that were not known or knowable to the Company, DC Solar had its assets frozen in December 2018. DC Solar filed for Chapter 11 bankruptcy protection in February 2019. In February 2019, an affidavit from a FBI special agent stated that DC Solar was operating a fraudulent "Ponzi-like scheme" and that the majority of mobile solar generators sold to investors and managed by DC Solar and the majority of the related lease revenues claimed to have been received by DC Solar may not have existed. Certain investors in DC Solar, including the Company, received tax credits for making these renewable resource investments. The Company has claimed tax credit benefits of approximately $53.9 million in the Consolidated Financial Statements between 2014 through 2018. If the allegations set forth in the declaration filed by the FBI are proven to be accurate, up to the entire amount of the tax credits claimed by the Company could potentially be disallowed. Based on the information known as of the date of this annual report on the Form 10-K, the Company believes that this has not met the more-likely-than-not criterion to record an uncertain tax position liability. As a result of the information in the FBI declaration, the Company is evaluating whether or not an unrecognized tax liability exists under ASC 740, Income Taxes for an uncertain tax position in 2019 for at least part, if not potentially all, of the tax credit benefits the Company has claimed. If the Company is required to recognize an uncertain tax position liability in its 2019 consolidated financial statements, the uncertain tax position liability and charge-offs may have an adverse impact on our income tax liabilities, results of operations and financial condition. For additional information on the risks surrounding the Company's investments in tax-advantaged products, see Item 1A. Risk Factors.

Off-Balance Sheet Arrangements and Contractual Obligations

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

Off-Balance Sheet Arrangements

Commitments to extend credit

As a financial service provider, the Company routinely enters into commitments to extend credit such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees to meet the financing needs of our customers. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 14 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements.

Guarantees

In the ordinary course of business, the Company enters into various guarantee agreements in which the Company sells or securitizes loans with recourse. Under these guarantee arrangements, the Company is contingently obligated to repurchase the recourse component of the loans when the loans default. Additional information regarding guarantees is provided in Note 14 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations, along with the categories and payment dates described below as of December 31, 2018:

($ in thousands)	Payment Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity (1)	Total
On-balance sheet obligations:
Deposits	$8,413,358	$552,572	$76,208	$26,928	$26,370,562	$35,439,628
FHLB advances	81,924	—	244,248	—	—	326,172
Gross repurchase agreements	—	—	450,000	—	—	450,000
Affordable housing partnership and other tax credit investment commitments	108,602	39,015	11,625	1,750	—	160,992
Short-term borrowings	57,638	—	—	—	—	57,638
Long-term debt	—	—	—	146,835	—	146,835
Unrecognized tax liabilities (2)	10,719	—	—	—	—	10,719
Projected cash payments for post-retirement benefit plan	329	688	729	7,484	—	9,230
Total on-balance sheet obligations	8,672,570	592,275	782,810	182,997	26,370,562	36,601,214

Off-balance sheet obligations:
Operating lease obligations (3)	42,008	66,904	36,381	40,357	—	185,650
Contractual interest payments (4)	176,824	99,349	49,972	83,955	—	410,100
Total off-balance sheet obligations	218,832	166,253	86,353	124,312	—	595,750
Total contractual obligations	$8,891,402	$758,528	$869,163	$307,309	$26,370,562	$37,196,964

(1)	Includes deposits with no defined maturity, such as noninterest-bearing demand, interest-bearing checking, money-market and savings accounts.

(2)	Balance includes interest and penalties.

(3)	Represents the Company’s lease obligations for rental properties.

(4)
Represents the future interest obligations related to interest-bearing time deposits, FHLB, gross repurchase agreements, short-term borrowings and long-term debt in the normal course of business, net of derivative hedges. These interest obligations assume no early debt redemption. The Company estimated variable interest rate payments using December 31, 2018 rates, which the company held constant until maturity.

Asset Liability and Market Risk Management

Liquidity

Liquidity is a financial institution’s capacity to meet its deposit and other counterparties’ obligations as they come due or obtain adequate funding at a reasonable cost to meet those obligations. The objective of liquidity management is to manage the potential mismatch of asset and liability cash flows. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting either daily operations or the financial condition of the institution. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets and utilizes diverse funding sources including its stable core deposit base. The Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position. The ALCO regularly monitors the Company’s liquidity status and related management processes, and provides regular reports to the Board of Directors.

The Company maintains its liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unpledged investment securities. These assets, which includes our reserve requirement of $707.3 million, totaled $6.05 billion and accounted for 15% of total assets as of December 31, 2018. In comparison, these assets, which includes our reserve requirement of $699.4 million, totaled $5.51 billion and accounted for 15% of total assets as of December 31, 2017. Investment securities included as part of liquidity sources are primarily comprised of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government sponsored enterprises, as well as the U.S. Treasury securities. The Company believes these investment securities provide quick sources of liquidity through sales or pledging to obtain financing, regardless of market conditions. In particular, the Company deemed cash and cash equivalents, and unencumbered high quality liquid securities as the Company’s primary source of liquidity. Traditional forms of funding such as deposit growth and borrowings augment these liquid assets. Total deposits amounted to $35.44 billion as of December 31, 2018, compared to $31.62 billion of December 31, 2017, of which core deposits comprised 74% and 82% of total deposits as of December 31, 2018 and 2017, respectively.

As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds lines of credit with various correspondent banks and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $6.11 billion and $2.84 billion, respectively, as of December 31, 2018. Unencumbered loans and/or securities were pledged to the FHLB and FRB discount window as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit, subject to availability, totaled $663.5 million with correspondent banks as of December 31, 2018. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs over the next 12 months.

While the Company’s long-term funding source is predominantly provided by core deposits, the Company may use long-term borrowings, repurchase agreements and unsecured debt issuance to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute business strategy. The economic conditions and stability of capital markets impact the Company’s access to, and cost of wholesale financing. Access to the capital markets for the Company is also affected by the credit ratings received from various rating agencies.

As of December 31, 2018, the Company is not aware of any trends, events or uncertainties that will or are reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, which are subject to applicable statutes, regulations and special approval as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds. The Bank paid total dividends of $160.0 million and $255.0 million to East West during 2018 and 2017, respectively. In addition, in January 2019, the Board of Directors declared a quarterly common stock cash dividend of $0.23 per share, payable on February 15, 2019 to stockholders of record on February 4, 2019.

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

Consolidated Cash Flows Analysis

The following table presents a summary of the Company’s Consolidated Statement of Cash Flows for the periods indicated, which may be helpful to highlight business strategies and macro trends. In addition to this cash flow analysis, the discussion related to liquidity in Item 7 — MD&A — Asset Liability and Market Risk Management — Liquidity may provide a more useful context in evaluating the Company’s liquidity position and related activity.

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$883,172	$703,275	$650,183
Net cash used in investing activities	(3,832,412)	(2,506,824)	(1,800,086)
Net cash provided by financing activities	3,800,808	2,068,460	1,679,459
Effect of exchange rate changes on cash and cash equivalents	(24,783)	31,178	(11,940)
Net increase in cash and cash equivalents	826,785	296,089	517,616
Cash and cash equivalents, beginning of year	2,174,592	1,878,503	1,360,887
Cash and cash equivalents, end of year	$3,001,377	$2,174,592	$1,878,503

Operating activities — The Company’s operating assets and liabilities support the Company’s lending and capital market activities. Net cash provided by operating activities was $883.2 million, $703.3 million and $650.2 million in 2018, 2017 and 2016, respectively. During 2018, 2017 and 2016, net cash provided by operating activities mainly reflected $703.7 million, $505.6 million and $431.7 million of net income, respectively. During 2018, net operating cash inflows also benefited from $150.4 million in non-cash adjustments to reconcile net income to net operating cash and $88.1 million in changes in accrued expenses and other liabilities, partially offset by $60.8 million of changes in accrued interest receivable and other assets. In comparison, net operating cash inflows for 2017 benefited from $149.2 million in non-cash adjustments to reconcile net income to net operating cash and $45.4 million in changes in accrued interest receivable and other assets. Net operating cash inflows for 2016 benefited from $168.5 million in non-cash adjustments to reconcile net income to net operating cash, $23.2 million of changes in accrued interest receivable and other assets, and $15.4 million in changes in accrued expenses and other liabilities.

Investing activities — Net cash used in investing activities was $3.83 billion, $2.51 billion and $1.80 billion in 2018, 2017 and 2016, respectively. During 2018, net cash used in investing activities primarily reflected a $3.43 billion increase in net loans held-for-investment, a $503.7 million payment for the sale of the Bank’s eight DCB branches to Flagstar Bank and a $132.6 million in net funding of investments in qualified affordable housing partnerships, tax credit and other investments, partially offset by $217.7 million of net cash inflows from available-for-sale investment securities. In comparison, during 2017, net cash used in investing activities primarily reflected $3.48 billion increase in net loans held-for-investment, and $173.6 million increase in investments in qualified affordable housing partnerships, tax credit and other investments, partially offset by net cash inflows from resale agreements and available-for-sale investment securities of $650.0 million and $417.8 million, respectively, and $116.0 million in cash received from the sale of a commercial property during 2017. Net cash used in investing activities in 2016 primarily reflected $2.03 billion increase in net loans held-for-investment, and $100.5 million increase in investments in qualified affordable housing partnerships, tax credit and other investments, partially offset by $382.6 million of net cash inflows from available-for-sale investment securities.

Financing activities — Net cash provided by financing activities of $3.80 billion, $2.07 billion and $1.68 billion in 2018, 2017 and 2016, respectively, were primarily reflective of $3.90 billion, $2.27 billion and $2.45 billion net increases in deposits during 2018, 2017 and 2016, respectively. The Company paid cash dividends of $126.0 million, $116.8 million and $115.8 million during 2018, 2017 and 2016, respectively. The net cash provided during 2016 was also partially offset by $700.0 million in repayment of FHLB advances.

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans, and is the primary market risk for the Company. Economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest the Company earns on interest-earning assets and pays on interest-bearing liabilities, and the level of the noninterest-bearing funding sources. In addition, changes in interest rates can influence the rate of principal prepayments on loans and the speed of deposit withdrawals. Due to the pricing term mismatches and the embedded options inherent in certain products, changes in market interest rates not only affect expected near-term earnings, but also the economic value of these interest-earning assets and interest-bearing liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company and no separate quantitative information concerning these risks is presented herein.

With oversight by the Company’s Board of Directors, the ALCO coordinates the overall management of the Company’s interest rate risk. The ALCO meets regularly and is responsible for reviewing the Company’s open market positions and establishing policies to monitor and limit exposure to market risk. Management of interest rate risk is carried out primarily through strategies involving the Company’s investment securities portfolio, loan portfolio, available funding channels and capital market activities. In addition, the Company’s policies permit the use of derivative instruments to assist in managing interest rate risk. Refer to Item 7. MD&A — Asset Liability and Market Risks Management — Derivatives for additional information.

The interest rate risk exposure is measured and monitored through various risk management tools which include a simulation model that performs interest rate sensitivity analysis under multiple interest rate scenarios. The model incorporates the Company’s loans, investment securities, resale agreements, deposits and borrowing portfolios, and repurchase agreements. The financial instruments from the Company’s domestic and foreign operations, forecasted noninterest income and noninterest expense items are also incorporated in the simulation. The simulated interest rate scenarios include an instantaneous parallel shift, non-parallel shift in the yield curve (“rate shock”) and a gradual non-parallel shift in the yield curve (“rate ramp”). In addition, the Company also performs various simulations using alternative interest rate scenarios. The alternative interest rate scenarios include yield curve flattening, yield curve steepening and yield curve inverting. In order to apply the assumed interest rate environment, adjustments are made to reflect the shift in the U.S. Treasury and other appropriate yield curves. The Company incorporates both a static balance sheet and a forward growth balance sheet in order to perform these analyses. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

The simulation model is based on the actual maturity and re-pricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. The Company’s net interest income simulation model incorporates various assumptions, which management believes to be reasonable but may have a significant impact on results. They include the timing and magnitude of changes in interest rates, the yield curve evolution and shape, repricing characteristics, and the effect of interest rate floors, periodic loan caps and lifetime loan caps. In addition, the modeled results are highly sensitive to the deposit decay assumptions used for deposits that do not have specific maturities. The Company uses historical regression analysis of the Company’s internal deposit data as a guide to set deposit decay assumptions. The model is also highly sensitive to certain assumptions on the correlation of the change in interest rates paid on core deposits to changes in benchmark market interest rates, commonly referred to as deposit beta assumptions. Deposit beta assumptions are developed based on the Company’s historical experience. The model is also sensitive to the loan and investment prepayment assumptions. The loan and investment prepayment assumptions, which consider the anticipated prepayments under different interest rate environments, are based on an independent model, as well as the Company’s historical prepayment experiences.

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

Twelve-Month Net Interest Income Simulation

Net Interest Income simulation is a modeling technique that looks at interest rate risk through earnings. It projects the changes in asset and liability cash flows, expressed in terms of Net Interest Income, over a specified time horizon for defined interest rates scenarios. Net Interest Income simulations generate insight into the impact of changes in market rates on earnings and guide risk management decisions. The Company assesses interest rate risk by comparing net interest income using different interest rate scenarios.

The following table presents the Company’s net interest income sensitivity as of December 31, 2018 and 2017 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	December 31,
	2018	2017
+200	16.6%	18.9%
+100	8.4%	10.7%
-100	(8.3)%	(7.4)%
-200	(16.7)%	(12.6)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

The Company’s estimated twelve-month net interest income sensitivity as of December 31, 2018 was lower compared to December 31, 2017 for both the upward 100 and 200 basis point rate scenarios. Simulated increases in interest income are offset by an increase in the rate of repricing for the Company’s deposit portfolio. In both simulated downward interest rate scenarios, sensitivity increased overall mainly due to the impact of the recent interest rate increases. As interest rates rise further away from all time historical lows, there is more room for the Company’s simulated interest income to decline in a downward interest rate scenario, relative to previous simulations.

The Company’s net interest income profile as of December 31, 2018 reflects an asset sensitive position. Net interest income would be expected to increase if interest rates rise and to decrease if interest rates decline. The Company is naturally asset sensitive due to its large portfolio of variable rate loans that are funded in large part by low cost non-maturity deposits. The Company’s interest income is vulnerable to changes in short-term interest rates. The Company’s variable rate loan portfolio is generally comprised of Prime and LIBOR indexed products and as such, is vulnerable to changes in those rate indexes. The Company’s deposit portfolio is primarily funded by low cost non-maturity deposits. Though the interest rates for these deposit products are not directly subject to changes in short-term interest rates, they are, nevertheless, sensitive to changes in product mix as customers shift their balances to higher interest rate products.

The federal funds target rate was between 2.25% and 2.50% as of December 31, 2018, and between 1.25% and 1.50% as of December 31, 2017. Consistent with their dual mandate, the Federal Open Market Committee has so far been increasing the federal funds target rate in a steady pace of 25 basis points per quarter. While an instantaneous and sustained non-parallel shift in market interest rates was used in the simulation model described in the preceding paragraphs, the Company believes that any shift in interest rates would likely be more gradual and would therefore have a more modest impact. The rate ramp table below shows the net income volatility under a gradual non-parallel shift upward and downward of the yield curve in even quarterly increments over the first twelve months, followed by rates held constant thereafter:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
December 31, 2018
+200 Rate Ramp	6.3%
+100 Rate Ramp	3.0%
-100 Rate Ramp	(3.0)%
-200 Rate Ramp	(6.3)%

(1)	The percentage change represents net interest income under a gradual non-parallel shift in even quarterly increments over 12 months.

The Company believes that the rate ramp table, shown above, and when evaluated together with the results of the rate shock simulation, presents a better indication of the potential impact to the Company’s twelve-month net interest income in a rising and falling rate scenario.

Economic Value of Equity at Risk

Economic value of equity (“EVE”) is a cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows. This calculation is used for asset/liability management to measure changes in the economic value of the bank. The fair market values of a bank's assets and liabilities are directly linked to interest rates. In some ways the economic value approach provides a broader scope than the net income volatility approach since it captures all anticipated cash flows.

EVE simulation reflects the effect of interest rate shifts on the value of the Company and is used to assess the degree of interest rate risk exposure. In contrast to the earnings perspective, the economic perspective identifies risk arising from repricing or maturity gaps for the life of the balance sheet. Changes in economic value indicate anticipated changes in the value of the bank’s future cash flows. Thus, the economic perspective can provide a leading indicator of the bank’s future earnings and capital values. The economic valuation method also reflects those sensitivities across the full maturity spectrum of the bank’s assets and liabilities.

The following table presents the Company’s EVE sensitivity as of December 31, 2018 and 2017 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	EVE Volatility (1)
	December 31,
	2018	2017
+200	6.3%	7.1%
+100	1.2%	3.2%
-100	(3.1)%	(3.5)%
-200	(11.9)%	(8.8)%

(1)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for both of the upward interest rate scenarios as of December 31, 2018 decreased from December 31, 2017. In the simulated upward 100 and 200 basis point interest rate scenarios, EVE sensitivity was 1.2% and 6.3% as of December 31, 2018, respectively, compared to 3.2% and 7.1% as of December 31, 2017, respectively. These decreases were primarily due to changes in the balance sheet portfolio mix. In the downward 100 and 200 basis point interest rate scenarios, the Company’s EVE sensitivity decreased for the downward 100 basis point interest rate scenario but increased for the downward 200 basis point interest rate scenario as of December 31, 2018, compared to December 31, 2017. In the simulated downward 100 and 200 basis point interest rate scenarios, EVE sensitivity was (3.1)% and (11.9)% as of December 31, 2018, respectively, compared to (3.5)% and (8.8)% as of December 31, 2017, respectively. The Company regularly reviews and updates its assumptions with regards to the timing and magnitude of changes in interest rates, and the shape and evolution of the yield curve to more accurately reflect expected customer behavior.

The Company’s EVE profile as of December 31, 2018 reflects an asset sensitive EVE position. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive loans that are funded in large part by stable core deposits. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company will, from time to time, enter into derivative transactions in order to reduce its exposure to market risks, primarily interest rate risk and foreign currency risk. The Company believes that these derivative transactions, when properly structured and managed, may provide a hedge against inherent risk in certain assets and liabilities and against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, caps, floors, forwards and options. Prior to entering into any hedging activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. In addition, the Company enters into derivative transactions in order to assist customers with their risk management objectives, primarily to manage exposures to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into mirrored derivative contracts with third-party financial institutions. The exposures from derivative transactions are collateralized by cash and eligible securities based on limits as set forth in the respective agreements entered between the Company and the financial institutions.

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multidimensional form of risk, affected by both the exposure to a counterparty and the credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risks and the Company has guidelines in place to manage counterparty concentration, tenor limits and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting arrangements and requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to institutional third parties through the use of credit risk participation agreements (“RPA”). Certain derivative contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk. The Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives.

Fair Value Hedges — As of December 31, 2018, the Company had two cancellable interest rate swap contracts with original terms of 20 years. The objective of these interest rate swaps, which were designated as fair value hedges, was to obtain low-cost floating rate funding on certain brokered certificates of deposit. These swap contracts involve the exchange of variable rate payments over the life of the agreements without the exchange of the underlying notional amounts. The changes in fair value of these brokered certificates of deposit are expected to be effectively offset by the changes in fair value of the swaps throughout the terms of these contracts.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. During 2018, the Company entered into foreign currency swap contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary of the Company in China. The hedging instruments, designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the RMB. As of December 31, 2018, the outstanding foreign currency swaps effectively hedged approximately half of the RMB exposure in East West Bank (China) Limited. The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in fair value of the swaps.

Interest Rate Contracts — The Company offers various interest rate derivative contracts to its customers.  When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCP”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. Derivative contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company.  These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked to market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component. The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. For a portion of the foreign exchange contracts entered into with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The changes in fair values of the foreign exchange contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with customers throughout the terms of these contracts. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Act. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

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

Commodity Contracts — Starting in 2018, the Company entered into energy commodity contracts with its customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company enters into offsetting commodity contracts with third-party financial institutions including with CCP. Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCP’s rulebooks legally characterize the variation margin as settlement. The changes in fair values of the energy commodity contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the energy commodity transactions executed with customers throughout the terms of these contracts. The Company did not have any commodity contracts in 2017.

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

Critical Accounting Policies and Estimates

Significant accounting policies, which are described in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements, are fundamental to understanding the Company’s results of operations and financial condition. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, some accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. The Company has procedures and processes in place to facilitate making these judgments.

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

Fair Value of Financial Instruments

In determining the fair value of financial instruments, the Company uses market prices of the same or similar instruments whenever such prices are available. The Company does not use prices involving distressed sellers in determining fair value. Changes in the market conditions such as reduced liquidity in the capital markets or changes in secondary market activities, may increase variability or reduce the availability of market price used to determine fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flows analysis. These modeling techniques incorporate management’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance. The use of methodologies or assumptions different than those used by the Company could result in different estimates of fair value of financial instruments.

Significant judgment is also required to determine the fair value hierarchy for certain financial instruments. When fair values are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement, the financial assets and liabilities are classified as Level 3 under the fair value hierarchy. Total recurring Level 3 assets were $673 thousand and $679 thousand as of December 31, 2018 and 2017, respectively, and there were no recurring Level 3 liabilities as of December 31, 2018 and 2017. For a complete discussion on the Company’s fair value hierarchy of financial instruments, fair value measurement techniques and assumptions, and the impact on the Consolidated Financial Statements, see Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements.

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit reserves. Allowance for credit losses is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in our credit portfolio. Management’s determination of the appropriateness of the allowance is based on periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors. This evaluation is inherently subjective as it requires numerous estimates as further discussed below. The allowance for loan losses consists of general and specific reserves. Non-impaired loans are evaluated as part of the general reserve while impaired loans are subject to specific reserve. In determining the allowance for credit losses, the Company individually evaluates impaired loans, applies loss rates to non-impaired loans and unfunded lending commitments, SBLCs and recourse obligations for loans sold. General reserves are calculated by utilizing both qualitative and quantitative factors.

The Company’s methodology to determine the overall appropriateness of the allowance for credit losses is based on a classified asset migration model (the “Model”) with quantitative factors and qualitative considerations. The Model examines pools of loans having similar characteristics and analyzes their loss rates over a historical period. The Company assigns loss rates to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be entirely indicative of the actual or inherent loss potential within its current loan portfolio. Additionally, the Company utilizes qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the Model. Qualitative and environmental factors are reflected as percentage adjustments and are added to the historical loss rates derived from the Model to determine the appropriate allowance for each loan pool. The evaluation is inherently subjective, as it requires numerous estimates and judgments that are susceptible to revision as more information becomes available. To the extent actual results differ from estimates or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

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

The specific reserve is measured by the difference between the recorded value of impaired loans and their impaired value. Impaired loans are measured based on the present value of expected future cash flows discounted at a designated discount rate or, as appropriate, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent, less cost to sell.

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

Goodwill Impairment

Under ASC 350, Intangibles — Goodwill and Other, goodwill is required to be allocated to reporting units and tested for impairment at least annually. The Company tests goodwill for impairment annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level (which is the same level as the Company’s major operating segments identified in Note 20 — Business Segments to the Consolidated Financial Statements). Accounting guidance permits an entity to first perform a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. The Company did not elect to perform this qualitative assessment in the 2018 annual goodwill impairment testing. For the two-step goodwill impairment test, the first step is to identify potential impairment by determining the fair value of each reporting unit and comparing such fair value to its corresponding carrying value. In order to determine the fair value of the reporting units, a combined income approach and market approach is used (additional information on process and methodology used to conduct goodwill impairment testing is described in Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements). If the fair value is less than the carrying value, then the second step of the test is needed to measure the amount of goodwill impairment, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying value of that goodwill. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss in an amount equal to that excess, which would be recorded as a charge to noninterest expense. The loss recognized cannot exceed the carrying amount of goodwill.

Significant judgment was applied and assumptions were made when estimating the fair value of the reporting units. Estimates of fair value are dependent upon various factors including estimates of the profitability of the Company’s reporting units, long term growth rates and the estimated market cost of equity. Imprecision in estimating these factors can affect the estimated fair value of the reporting units. Certain events or circumstances could have a negative effect on the estimated fair value of the reporting units, including declines in business performance, increases in credit losses, as well as deterioration in economic or market conditions and adverse regulatory or legislative changes, which could result in a material impairment charge to earnings in a future period.

In the fourth quarter of 2018, the Company performed its annual goodwill impairment test on all reporting units, and no goodwill impairment was recognized as a result of the test. For additional information on goodwill, see Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements.

Income Taxes

The Company is subject to income tax laws of the various tax jurisdictions in which it conducts business, including the U.S., its states and the municipalities, and the tax jurisdictions in Hong Kong and China. The Company estimates income tax expense based on amounts expected to be owed to these various tax jurisdictions. The estimated income tax expense or benefit is reported on the Consolidated Statement of Income.

Accrued taxes represent the net estimated amount due to or to be received from various tax jurisdictions and are reported in Accrued expenses and other liabilities or Other assets on the Consolidated Balance Sheets. In estimating accrued taxes, the Company assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other pertinent information. The income tax laws are complex and subject to different interpretations by the Company and the relevant government taxing authorities. Significant judgment is required in determining the tax accruals and in evaluating the tax positions, including evaluating uncertain tax positions. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits and risks of tax positions. These changes, when they occur, impact tax expense and can materially affect the operating results. The Company reviews its tax positions on a quarterly basis and makes adjustments to accrued taxes as new information becomes available. The Tax Act, which was enacted on December 22, 2017, had a substantial impact on the Company’s income tax expense for 2018 and 2017.

Deferred tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial accounting basis and the income tax basis of assets and liabilities, as well as from NOL and tax credit carryforwards. The Company regularly evaluates the realizability of deferred tax assets. The available evidence used in connection with the evaluations includes taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items.

A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. It reduces the deferred tax assets to the amount that is more likely than not to be realized. The Company has concluded that it is more likely than not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state NOLs. Accordingly, a valuation allowance has been recorded for these amounts.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. Tax benefits not meeting our realization criteria represent unrecognized tax benefits. The Company establishes a liability for potential taxes, interest and penalties related to uncertain tax positions based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance, and the status of tax audits. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2018. See Note 13 — Income Taxes to the Consolidated Financial Statements for additional information on income taxes.

Recently Issued Accounting Standards

For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting standards, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures

To supplement the Company’s Consolidated Financial Statements presented in accordance with GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.

The Company believes these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding its performance. During the first quarter of 2017, the Company consummated a sale and leaseback transaction on a commercial property and recognized a pre-tax gain on sale of $71.7 million. During the third quarter of 2017, the Company sold its EWIS insurance brokerage business and recognized a pre-tax gain on sale of $3.8 million. During the fourth quarter of 2017, the Tax Act was passed into law, which resulted in an additional income tax expense of $41.7 million. During the first quarter of 2018, the Company sold its eight DCB branches and recognized a pre-tax gain on sale of $31.5 million. Management believes that excluding the nonrecurring impact of the Tax Act and after-tax gains on sales of the commercial property, the EWIS insurance brokerage business and the Bank’s DCB branches from net income, diluted EPS, and returns on average assets and average equity, will make it easier to analyze the results by presenting them on a more comparable basis. However, note that these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table presents a reconciliation of GAAP to non-GAAP financial measures in 2018, 2017 and 2016:

($ and shares in thousands, except per share data)		Year Ended December 31,
		2018	2017	2016
Net income	(a)	$703,701	$505,624	$431,677
Add: Impact of the Tax Act		—	41,689	—
Less: Gain on sale of the commercial property		—	(71,654)	—
Gain on sale of business		(31,470)	(3,807)	—
Add: Tax effect of adjustments (1)		9,303	31,729	—
Non-GAAP net income	(b)	$681,534	$503,581	$431,677

Diluted weighted-average number of shares outstanding		146,169	145,913	145,172

Diluted EPS		$4.81	$3.47	$2.97
Diluted EPS impact of the Tax Cuts and Jobs Act		—	0.29	—
Diluted EPS impact of gain on sale of the commercial property, net of tax		—	(0.28)	—
Diluted EPS impact of gain on sale of business, net of tax		(0.15)	(0.02)	—
Non-GAAP diluted EPS		$4.66	$3.46	$2.97

Average total assets	(c)	$38,542,569	$35,787,613	$33,169,373
Average stockholders’ equity	(d)	$4,130,822	$3,687,213	$3,305,929
Return on average assets	(a)/(c)	1.83%	1.41%	1.30%
Non-GAAP return on average assets	(b)/(c)	1.77%	1.41%	1.30%
Return on average equity	(a)/(d)	17.04%	13.71%	13.06%
Non-GAAP return on average equity	(b)/(d)	16.50%	13.66%	13.06%

(1)	Statutory rates of 29.56% and 42.05% were applied for 2018 and 2017, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Item 7. MD&A — Asset Liability and Market Risk Management and Note 6 — Derivatives to the Consolidated Financial Statements.

EAST WEST BANCORP, INC.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
East West Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 27, 2019

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)

	December 31,
	2018	2017
ASSETS
Cash and due from banks	$516,291	$457,181
Interest-bearing cash with banks	2,485,086	1,717,411
Cash and cash equivalents	3,001,377	2,174,592
Interest-bearing deposits with banks	371,000	398,422
Securities purchased under resale agreements (“resale agreements”)	1,035,000	1,050,000
Securities:
Available-for-sale investment securities, at fair value (includes assets pledged as collateral of $435,833 in 2018 and $534,327 in 2017)	2,741,847	3,016,752
Restricted equity securities, at cost	74,069	73,521
Loans held-for-sale	275	85
Loans held-for-investment (net of allowance for loan losses of $311,322 in 2018 and $287,128 in 2017; includes assets pledged as collateral of $20,590,035 in 2018 and $18,880,598 in 2017)	32,073,867	28,688,590
Investments in qualified affordable housing partnerships, net	184,873	162,824
Investments in tax credit and other investments, net	231,635	224,551
Premises and equipment (net of accumulated depreciation of $118,547 in 2018 and $111,898 in 2017)	119,180	121,209
Goodwill	465,547	469,433
Branch assets held-for-sale	—	91,318
Other assets	743,686	650,266
TOTAL	$41,042,356	$37,121,563
LIABILITIES
Deposits:
Noninterest-bearing	$11,377,009	$10,887,306
Interest-bearing	24,062,619	20,727,757
Total deposits	35,439,628	31,615,063
Branch liability held-for-sale	—	605,111
Short-term borrowings	57,638	—
Federal Home Loan Bank (“FHLB”) advances	326,172	323,891
Securities sold under repurchase agreements (“repurchase agreements”)	50,000	50,000
Long-term debt	146,835	171,577
Accrued expenses and other liabilities	598,109	513,970
Total liabilities	36,618,382	33,279,612
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 165,867,587 and 165,214,770 shares issued in 2018 and 2017, respectively	166	165
Additional paid-in capital	1,789,811	1,755,330
Retained earnings	3,160,132	2,576,302
Treasury stock, at cost — 20,906,224 shares in 2018 and 20,671,710 shares in 2017	(467,961)	(452,327)
Accumulated other comprehensive loss (“AOCI”), net of tax	(58,174)	(37,519)
Total stockholders’ equity	4,423,974	3,841,951
TOTAL	$41,042,356	$37,121,563

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$1,503,514	$1,198,440	$1,035,377
Investment securities	60,911	58,670	53,399
Resale agreements	29,328	32,095	30,547
Restricted equity securities	3,146	2,524	3,427
Interest-bearing cash and deposits with banks	54,804	33,390	14,731
Total interest and dividend income	1,651,703	1,325,119	1,137,481
INTEREST EXPENSE
Deposits	234,752	116,391	84,224
Federal funds purchased and other short-term borrowings	1,398	1,003	713
FHLB advances	10,447	7,751	5,585
Repurchase agreements	12,110	9,476	9,304
Long-term debt	6,488	5,429	5,017
Total interest expense	265,195	140,050	104,843
Net interest income before provision for credit losses	1,386,508	1,185,069	1,032,638
Provision for credit losses	64,255	46,266	27,479
Net interest income after provision for credit losses	1,322,253	1,138,803	1,005,159
NONINTEREST INCOME
Branch fees	39,859	40,925	39,654
Letters of credit fees and foreign exchange income	56,282	44,344	47,284
Ancillary loan fees and other income	24,052	23,333	19,352
Wealth management fees	13,785	13,974	12,600
Derivative fees and other income	18,980	17,671	16,781
Net gains on sales of loans	6,590	8,870	6,085
Net gains on sales of available-for-sale investment securities	2,535	8,037	10,362
Net gains on sales of fixed assets	6,683	77,388	3,178
Net gain on sale of business	31,470	3,807	—
Other fees and operating income	10,673	19,399	26,982
Total noninterest income	210,909	257,748	182,278
NONINTEREST EXPENSE
Compensation and employee benefits	379,622	335,291	300,115
Occupancy and equipment expense	68,896	64,921	61,453
Deposit insurance premiums and regulatory assessments	21,211	23,735	23,279
Legal expense	8,781	11,444	2,841
Data processing	13,177	12,093	11,683
Consulting expense	11,579	14,922	22,742
Deposit related expense	11,244	9,938	10,394
Computer software expense	22,286	18,183	12,914
Other operating expense	88,042	82,974	86,382
Amortization of tax credit and other investments	89,628	87,950	83,446
Total noninterest expense	714,466	661,451	615,249
INCOME BEFORE INCOME TAXES	818,696	735,100	572,188
INCOME TAX EXPENSE	114,995	229,476	140,511
NET INCOME	$703,701	$505,624	$431,677
EARNINGS PER SHARE (“EPS”)
BASIC	$4.86	$3.50	$3.00
DILUTED	$4.81	$3.47	$2.97
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	144,862	144,444	144,087
DILUTED	146,169	145,913	145,172

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$703,701	$505,624	$431,677
Other comprehensive (loss) income, net of tax:
Net changes in unrealized losses on available-for-sale investment securities	(8,652)	(2,126)	(22,628)
Foreign currency translation adjustments	(5,732)	12,753	(10,577)
Other comprehensive (loss) income	(14,384)	10,627	(33,205)
COMPREHENSIVE INCOME	$689,317	$516,251	$398,472

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2015	143,909,233	$1,701,459	$1,872,594	$(436,162)	$(14,941)	$3,122,950
Net income	—	—	431,677	—	—	431,677
Other comprehensive loss	—	—	—	—	(33,205)	(33,205)
Net activity of common stock pursuant to various stock compensation plans and agreements	258,218	26,139	—	(3,225)	—	22,914
Cash dividends on common stock ($0.80 per share)	—	—	(116,595)	—	—	(116,595)
BALANCE, DECEMBER 31, 2016	144,167,451	$1,727,598	$2,187,676	$(439,387)	$(48,146)	$3,427,741
Net income	—	—	505,624	—	—	505,624
Other comprehensive income	—	—	—	—	10,627	10,627
Net activity of common stock pursuant to various stock compensation plans and agreements	375,609	27,897	—	(12,940)	—	14,957
Cash dividends on common stock ($0.80 per share)	—	—	(116,998)	—	—	(116,998)
BALANCE, DECEMBER 31, 2017	144,543,060	$1,755,495	$2,576,302	$(452,327)	$(37,519)	$3,841,951
Cumulative effect of change in accounting principle related to marketable equity securities (1)	—	—	(545)	—	385	(160)
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (2)	—	—	6,656	—	(6,656)	—
Net income	—	—	703,701	—	—	703,701
Other comprehensive loss	—	—	—	—	(14,384)	(14,384)
Net activity of common stock pursuant to various stock compensation plans and agreements	418,303	34,482	—	(15,634)	—	18,848
Cash dividends on common stock ($0.86 per share)	—	—	(125,982)	—	—	(125,982)
BALANCE, DECEMBER 31, 2018	144,961,363	$1,789,977	$3,160,132	$(467,961)	$(58,174)	$4,423,974

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

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$703,701	$505,624	$431,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,499	149,822	137,578
Accretion of discount and amortization of premiums, net	(20,572)	(7,260)	(26,024)
Stock compensation costs	30,937	24,657	22,102
Deferred income tax (benefit) expense	(16,470)	33,856	26,966
Provision for credit losses	64,255	46,266	27,479
Net gains on sales of loans	(6,590)	(8,870)	(6,085)
Net gains on sales of available-for-sale investment securities	(2,535)	(8,037)	(10,362)
Net gains on sales of fixed assets	(6,683)	(77,388)	(3,178)
Net gain on sale of business	(31,470)	(3,807)	—
Loans held-for-sale:
Originations and purchases	(20,176)	(20,521)	(18,804)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	20,068	21,363	23,749
Proceeds from distributions received from equity method investees	3,761	3,582	4,690
Net change in accrued interest receivable and other assets	(60,791)	45,354	23,205
Net change in accrued expenses and other liabilities	88,070	(1,965)	15,354
Other net operating activities	(1,832)	599	1,836
Total adjustments	179,471	197,651	218,506
Net cash provided by operating activities	883,172	703,275	650,183
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(132,605)	(173,630)	(100,514)
Interest-bearing deposits with banks	4,212	(63,096)	(38,249)
Resale agreements:
Proceeds from paydowns and maturities	175,000	1,250,000	1,500,000
Purchases	(160,000)	(600,000)	(1,550,000)
Available-for-sale investment securities:
Proceeds from sales	364,270	832,844	1,275,645
Proceeds from repayments, maturities and redemptions	742,132	413,593	1,503,127
Purchases	(888,673)	(828,604)	(2,396,199)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	483,948	566,688	661,025
Purchases	(597,112)	(534,816)	(1,142,054)
Other changes in loans held-for-investment, net	(3,313,382)	(3,514,786)	(1,549,736)
Premises and equipment:
Proceeds from sales	1,638	119,749	8,163
Purchases	(13,787)	(13,754)	(12,181)
Sales of businesses, net of cash transferred:
Proceeds	—	3,633	—
Payments	(503,687)	—	—
Proceeds from sales of other real estate owned (“OREO”)	4,484	6,999	7,408
Proceeds from distributions received from equity method investees	5,185	8,387	7,964
Other net investing activities	(4,035)	19,969	25,515
Net cash used in investing activities	(3,832,412)	(2,506,824)	(1,800,086)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,903,192	2,272,500	2,452,870
Net increase (decrease) in short-term borrowings	61,392	(61,560)	62,506
Repayment of FHLB advances	—	—	(700,000)
Repayment of long-term debt	(25,000)	(15,000)	(20,000)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	2,846	2,280	2,081
Stocks tendered for payment of withholding taxes	(15,634)	(12,940)	(3,225)
Cash dividends paid	(125,988)	(116,820)	(115,828)
Other net financing activities	—	—	1,055
Net cash provided by financing activities	3,800,808	2,068,460	1,679,459
Effect of exchange rate changes on cash and cash equivalents	(24,783)	31,178	(11,940)
NET INCREASE IN CASH AND CASH EQUIVALENTS	826,785	296,089	517,616
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,174,592	1,878,503	1,360,887
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,001,377	$2,174,592	$1,878,503

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Continue)

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$253,026	$138,766	$104,251
Income taxes, net	$85,872	$98,126	$39,478
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale (1)	$481,593	$613,088	$819,100
Loans transferred from held-for-sale to held-for-investment	$2,306	$—	$4,943
Deposits transferred to branch liability held-for-sale	$—	$605,111	$—
Investment security transferred from held-to-maturity to available-for-sale	$—	$115,615	$—
Held-to-maturity investment security retained from securitization of loans	$—	$—	$160,135
Premises and equipment transferred to branch assets held-for-sale	$—	$8,043	$—
Loans transferred to OREO	$1,206	$777	$8,083

(1)	December 31, 2017 amount includes loans transferred from held-for-investment to branch assets held-for-sale.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. As of December 31, 2018, the Company operates in more than 130 locations in the United States (“U.S.”) and Greater China. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and its branches are located in California, Texas, New York, Washington, Georgia, Massachusetts and Nevada. In Greater China, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and representative offices in Beijing, Chongqing, Guangzhou, Taipei and Xiamen.

Significant Accounting Policies

Basis of Presentation — The accounting and reporting policies of the Company conform with the United States Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting period, and the related disclosures. Actual results could differ materially from those estimates. Certain items on the Consolidated Financial Statements and notes for the prior years have been reclassified to conform to the 2018 presentation.

Principles of Consolidation — The Consolidated Financial Statements include the accounts of East West and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements.

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

Resale Agreements and Repurchase Agreements — Resale agreements are recorded based on the values at which the securities are acquired. The market values of the underlying securities collateralizing the related receivable of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from counterparties or excess collateral may be returned by the Company to counterparties when appropriate. Repurchase agreements are accounted for as collateralized financing transactions and recorded at the values at which the securities are sold. The Company may have to provide additional collateral to counterparties, or counterparties may return excess collateral to the Company, for the repurchase agreements when appropriate. The Company has elected to offset resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and when the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements.

Securities — The Company’s securities include various debt securities, marketable equity securities and restricted equity securities. Debt securities are recorded on the Consolidated Balance Sheet as of their trade dates. The Company classifies its debt securities as trading securities, available-for-sale or held-to-maturity investment securities based on management’s intention on the date of the purchase. Debt securities purchased for liquidity and investment purpose, as part of asset-liability management and other strategic activities, are reported at fair value as available-for-sale investment securities with net unrealized gains and losses net-of-tax included in AOCI. The specific identification method is used in computing realized gains and losses on available-for-sale investment securities that are sold.

Prior to the adoption of ASU 2016-01 on January 1, 2018, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, marketable equity securities were classified as available-for-sale investment securities based on management’s intention on the date of the purchase. Upon the adoption of ASU 2016-01 on January 1, 2018, marketable equity securities are recorded in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet at fair value with unrealized gains and losses recorded in earnings. Equity securities without readily determinable fair values are accounted for using the measurement alternative, under which the carrying value of these equity securities is measured at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer.

For each reporting period, debt securities classified as either available-for-sale or held-to-maturity investment securities that are in an unrealized loss position are analyzed as part of the Company’s ongoing assessment of other-than-temporary impairment (“OTTI”). In determining whether an impairment is OTTI, the Company considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, changes in the debt securities’ ratings and other qualitative factors, as well as whether the Company either plans to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of the amortized cost. When the Company does not intend to sell the impaired debt security and it is not more likely than not that the Company will be required to sell the impaired debt security prior to recovery of the amortized cost basis, the credit component of an OTTI of the impaired debt security is recognized as OTTI loss on the Consolidated Statement of Income and the non-credit component is recognized in other comprehensive income. This applies for both available-for-sale and held-to-maturity investment securities. If the Company intends to sell the impaired debt security or it is more likely than not that the Company will be required to sell the impaired debt security prior to recovery of the amortized cost basis, the full amount of the impairment loss (equal to the difference between the debt security’s amortized cost basis and its fair value at the balance sheet date) is recognized as OTTI loss on the Consolidated Statement of Income. For marketable equity securities recorded at fair value through net income included in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet, the Company is not required to assess whether those securities are impaired. However, for equity securities without readily determinable fair values, the Company makes a qualitative assessment of whether the investment is impaired at each reporting date. If such qualitative assessment indicates that the investment is impaired, the Company estimates the investment’s fair value in accordance with the principles of ASC 820, Fair Value Measurements. If the fair value is less than the investment’s carrying value, the Company recognizes an impairment loss on the Consolidated Statement of Income equal to the difference between the carrying value and fair value.

Restricted equity securities include Federal Reserve Bank and FHLB stock. The Federal Reserve Bank stock is required by law to be held as a condition of membership in the Federal Reserve System. The FHLB stock is required to obtain advances from the FHLB. They are carried at cost as they do not have a readily determinable fair value. Restricted equity securities are not within the scope of ASU 2016-01.

Loans Held-for-Sale — Loans held-for-sale are carried at lower of cost or fair value. At the time of commitment to originate or purchase a loan, the loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic review under the Company’s evaluation processes, including asset/liability and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. Any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off. Loan origination fees on loans held-for-sale, net of certain costs in processing and closing the loans, are deferred until the time of sale and are included in the periodic determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale. If the loan or a portion of the loan cannot be sold, it is subsequently transferred back to the loans held-for-investment portfolio from the loans held-for-sale portfolio at the lower of cost or fair value on the transfer date. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income.

Loans Held-for-Investment — Loans receivable that the Company has the intent and ability to hold for the foreseeable future or until maturity are stated at their outstanding principal, reduced by an allowance for loan losses and net of deferred loan fees or costs on originated loans, unearned fees, unamortized premiums or unaccreted discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method or straight-line method. Discounts/premiums on purchased loans are accreted/amortized to interest income using the effective interest method or straight-line method over the remaining period to contractual maturity. Interest on loans is calculated using the simple-interest method on daily balances of the principal amounts outstanding. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Once a loan is placed on nonaccrual status, interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

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

Impaired Loans — The Company’s loans are grouped into heterogeneous and homogeneous categories. Impaired loans are identified and evaluated for impairment on an individual basis. The Company’s impaired loans include predominantly non-purchased credit-impaired (“PCI”) loans held-for-investment on nonaccrual status and any non-PCI loans modified as a TDR, designated either as performing or nonperforming. A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all scheduled payments of principal or interest due in accordance with the original contractual terms of the loan agreement. Factors considered by management in determining and measuring loan impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of and the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impaired loans are measured based on the present value of expected future cash flows discounted at a designated discount rate or, as appropriate, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent, less cost to sell. When the value of an impaired loan is less than the recorded investment and the loan is classified as nonperforming and uncollectible, the deficiency is charged off against the allowance for loan losses. If the loan is a performing TDR, the deficiency is included in the specific reserves of the allowance for loan losses, as appropriate. Payments received on impaired loans classified as nonperforming are not recognized in interest income, but are applied as a reduction to the principal outstanding.

Allowance for Credit Losses — The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit reserves. Unfunded credit reserves include reserves provided for unfunded lending commitments, standby letters of credit (“SBLCs”) and recourse obligations for loans sold. The allowance for loan losses is established as management’s estimate of probable losses inherent in the Company’s lending activities. The allowance for loan losses is increased by the provision for loan losses and decreased by net charge-offs when management believes the uncollectability of a loan is probable. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated quarterly by management based on periodic review of the collectibility of the loans.

The allowance for loan losses on non-PCI loans consists of specific reserves and general reserves. The Company’s non-PCI loans fall into heterogeneous and homogeneous categories. Impaired loans are subject to specific reserves. Non-impaired loans are evaluated as part of the general reserve. General reserves are calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. Predominant risk characteristics of the commercial real estate (“CRE”), multifamily, single-family residential loans and home equity lines of credit (“HELOC”) loans consider the collateral and geographic locations of the properties collateralizing the loans. Predominant risk characteristics of the commercial and industrial (“C&I”) loans include the cash flows, debt service and collateral of the borrowers and guarantors, as well as the economic and market conditions.

The Company also maintains an allowance for loan losses on PCI loans when there is deterioration in credit quality subsequent to acquisition. Based on the Company’s estimates of cash flows expected to be collected, the Company establishes an allowance for the PCI loans, with a charge to Provision for credit losses on the Consolidated Statement of Income.

When a loan is determined uncollectible, it is the Company’s policy to promptly charge off the difference between the recorded investment balance of the loan and the fair value of the collateral or the discounted value of expected cash flows. Recoveries are recorded when payment is received on loans that were previously charged off through the allowance for loan losses. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

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

Purchased Credit-Impaired Loans — Acquired loans are recorded at fair value as of acquisition date in accordance with ASC 805, Business Combinations. A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that the Company would be unable to collect all contractually required payments and is accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

The amount of expected cash flows over the initial investment in the loan represents the “accretable yield,” which is recognized as interest income on a level yield basis over the life of the loan. The excess of total contractual cash flows over the cash flows expected to be received at origination is deemed the “nonaccretable difference.” In estimating the nonaccretable difference, the Company (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The cash flows expected over the life of the pools are estimated by an internal cash flows model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions such as cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows. Subsequent to the acquisition date, based on the quarterly evaluations of remaining cash flows from principal and interest payments expected to be collected, any increases in expected cash flows over the expected cash flows at purchase date in excess of fair value that are significant and probable are adjusted through the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows over the expected cash flows at purchase date that are probable are recognized by a charge to the provision for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures, result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — The Company records the investments in qualified affordable housing partnerships, net, using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in Income tax expenses on the Consolidated Statement of Income.

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

As discussed under the “Securities” paragraph in the same Note, following the adoption of ASU 2016-01 on January 1, 2018, equity securities with readily determinable fair values were included in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet. These equity securities are Community Reinvestment Act (“CRA”) investments and are measured at fair value with unrealized gains and losses recorded in earnings.

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

Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. Goodwill is not amortized, but is tested for impairment on an annual basis or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Other intangible assets are primarily comprised of core deposit intangibles. Core deposit intangibles, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions, are amortized over the projected useful lives of the deposits, which is typically 8 to 15 years. Core deposit intangibles are tested for impairment on an annual basis, or more frequently as events occur or current circumstances and conditions warrant. Impairment on goodwill and core deposit intangibles is recognized by writing down the asset as a charge to noninterest expense to the extent that the carrying value exceeds the estimated fair value.

Derivatives — As part of its asset and liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate and foreign currency risks, and to assist customers with their risk management objectives.  Derivatives utilized by the Company include primarily swaps, forwards and option contracts.  Derivative instruments are included in Other assets or Accrued expense and other liabilities on the Consolidated Balance Sheet at fair value. The related cash flows are recognized on the Cash flows from operating activities section on the Consolidated Statement of Cash Flows. The Company uses its accounting hedges based on the exposure being hedged as either fair value hedges or hedges of the net investments in certain foreign operations. Changes in fair value of derivatives designated as fair value hedges are reported in Interest expense on the Consolidated Statement of Income. Changes in fair value of derivatives designated as hedges of the net investments in foreign operations are recorded as a component of AOCI. Prior to the adoption of ASU 2017-12 on January 1, 2018, changes in fair value of derivatives designated as hedges of the net investments in foreign operations, to the extent effective, are recorded as a component of AOCI and the changes in fair value attributable to the ineffective portion of the hedging instrument is recognized immediately in Noninterest income on the Consolidated Statement of Income. For all other derivatives, changes in fair value are recognized on the Consolidated Statement of Income.

All derivatives designated as fair value hedges and hedges of the net investments in certain foreign operations are linked to specific hedged items or to groups of specific assets and liabilities on the Consolidated Balance Sheet.  To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged.  The Company formally documents its hedging relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. Subsequent to inception, on a quarterly basis, the Company assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items.  Retroactive effectiveness is also assessed, as well as the continued expectation that the hedge will remain effective prospectively.

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in fair value; (ii) a derivative expires, or is sold, terminated or exercised, or (iii) the Company determines that designation of a derivative as a hedge is no longer appropriate.  If a fair value hedge is discontinued, the derivative will continue to be recorded on the Consolidated Balance Sheet at fair value with changes in fair value recognized on the Consolidated Statement of Income. When the hedged net investment is either sold or substantially liquidated, changes in the fair value of the derivatives are reclassified out of AOCI into Letter of credit fees and foreign exchange income on the Consolidated Statement of Income.

The Company also offers various interest rate, foreign currency, and energy commodity derivative products to customers, and enters into derivative transactions in due course. These transactions are not linked to specific assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedging relationship and, therefore, do not qualify for hedge accounting. The contracts are recorded at fair value with changes in fair value recorded on the Consolidated Statement of Income.

The Company holds a portfolio of warrants to purchase equity securities from both public and private companies that were obtained as part of the loan origination process. The warrants are accounted for as derivatives and recorded at fair value included in Other assets on the Consolidated Balance Sheet with changes in fair value recorded on the Consolidated Statement of Income.

The Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet. The Company uses master netting arrangements to mitigate counterparty credit risk in derivative transactions. To the extent the derivatives are subject to master netting arrangements, the Company takes into account the impact of master netting arrangements that allow the Company to settle all derivative contracts executed with the same counterparty on a net basis, and to offset the net derivative position with the related cash collateral and securities. In the fourth quarter of 2018, the Company elected to offset derivative transactions with the same counterparty on the Consolidated Balance Sheet when a derivative transaction has a legally enforceable master netting arrangement and when it is eligible for netting under ASC 210-20-45-1, Balance Sheet Offsetting: Netting Derivative Positions on Balance Sheet. Derivative balances and related cash collateral are presented net on the Consolidated Balance Sheet. Refer to Change in Accounting Policy section within this note for additional discussion. In addition, the Company applied the Settlement to Market treatment for the cash collateralizing our interest rate and commodity contracts with certain centrally cleared counterparties. As a result, derivative balances with these counterparties are considered settled by the collateral.

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

The Company grants restricted stock units (“RSUs”), which include service conditions for vesting. Additionally, some of the Company’s RSUs contain performance goals and market conditions that are required to be met in order for the awards to vest. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. Effective January 1, 2017, the Company prospectively adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. As a result of its adoption, all excess tax benefits and deficiencies on share-based payment awards are recognized within Income tax expense on the Consolidated Statement of Income. Before 2017, the tax benefits were recorded as increases to Additional paid-in capital on the Consolidated Balance Sheet.

For time-based RSUs, the grant-date fair value is measured at the fair value of the Company’s common stock as if the RSUs are vested and issued on the date of grant. For performance-based RSUs, the grant-date fair value considers both performance and market conditions. As stock-based compensation expense is estimated based on awards ultimately expected to vest, it is reduced by the expense related to awards expected to be forfeited. Forfeitures are estimated at the time of grant and are reviewed quarterly for reasonableness. If the estimated forfeitures are revised, a cumulative effect of changes in estimated forfeitures for current and prior periods is recognized in compensation expense in the period of change. For performance-based RSUs, the compensation expense fluctuates based on the estimated outcome of meeting the performance conditions. The Company evaluates the probable outcome of the performance conditions quarterly and makes cumulative adjustments for current and prior periods in compensation expense in the period of change. Market conditions subsequent to the grant date have no impact on the amount of compensation expense the Company will recognize over the life of the award. Refer to Note 15 - Stock Compensation Plans to the Consolidated Financial Statements for additional information.

Income Taxes — The Company files consolidated federal income tax returns, foreign tax returns, and various combined and separate company state tax returns. The calculation of the Company's income tax provision and related tax accruals requires the use of estimates and judgments. Accrued income tax liabilities (assets) represent the estimated amounts due to (received from) the various taxing jurisdictions where the Company has established a business presence. Under the balance sheet method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities using enacted tax laws and rates and tax carryforwards. To the extent a deferred tax asset is no longer expected more likely than not to be realized, a valuation allowance is established. See Note 13 — Income Taxes to the Consolidated Financial Statements for a discussion of management’s assessment of evidence considered by the Company in establishing a valuation allowance.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. Tax benefits not meeting our realization criteria represent unrecognized tax benefits. The Company establishes a liability for potential taxes, interest and penalties related to uncertain tax positions based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance, and the status of tax audits.

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

Foreign Currency Translation — During the third quarter of 2015, the Company’s foreign subsidiary in China, East West Bank (China) Limited, changed its functional currency from U.S. dollar (“USD”) to Chinese Renminbi (“RMB”). As a result, assets and liabilities of this foreign subsidiary were translated, for consolidation purpose, from its functional currency into USD using period-end spot foreign exchange rates. Revenues and expenses of this foreign subsidiary were translated, for consolidation purpose, from its functional currency into USD at the transaction date foreign exchange rates. The effects of those translation adjustments are reported in the Foreign currency translation adjustments account within Other comprehensive (loss) income on the Consolidated Statement of Comprehensive Income, net of any related hedged effects. For transactions that are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations that use the USD as their functional currency, the effects of changes in exchange rates are primarily reported on the Consolidated Statement of Income.

Change in Accounting Method — The Company enters into International Swaps and Derivatives Association, Inc. (“ISDA”) master netting agreements or similar agreements with a portion of the Company’s derivative counterparties. Where legally enforceable, these master netting agreements give the Company, in the event of default by the counterparty, the right to liquidate securities and offset cash with the same counterparty. Under ASC 815-10-45-5, payables and receivables in respect of cash collateral received from or paid to a given counterparty can be offset against derivative fair values under a master netting arrangement or similar agreement. GAAP does not permit similar offsetting for security collateral. Prior to the fourth quarter of 2018, the Company elected to account for all derivatives’ fair values on a gross basis on its Consolidated Balance Sheets. In the fourth quarter of 2018, the Company elected to offset derivative assets and liabilities and cash collateral with the same counterparty where it has a legally enforceable master netting agreement or similar agreement in place. The Company believes that this change is a preferable method of accounting as it provides a better reflection of the assets and liabilities on the face of the Consolidated Financial Statements. Adoption of this change is voluntary and has been adopted retrospectively with all prior periods presented herein being restated. A reduction of $28.7 million was reflected in Other assets and Accrued expenses and other liabilities each as of December 31, 2017 on the Consolidated Balance Sheet.

New Accounting Pronouncements Adopted in 2018

Standard	Required Date of Adoption	Description	Effects on Financial Statements
Standards Adopted in 2018
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent related ASUs	January 1, 2018 Early adoption is permitted on January 1, 2017.
These ASUs supersede the revenue recognition guidance in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of these ASUs is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires new quantitative and qualitative disclosures including the disaggregation of revenues and descriptions of performance obligations.

The Company adopted this guidance as of January 1, 2018 using the modified retrospective method. There was no cumulative effect adjustment to retained earnings as a result of this adoption. The scope of this new guidance explicitly excludes net interest income, as well as other revenues from financial instruments including loans, leases, securities and derivatives. Since the Company’s revenue is comprised of net interest income and noninterest income, the majority of the Company’s revenues are not affected. In addition, the new guidance does not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s previously existing accounting for contracts within the scope of the new standard. The Company has provided a disaggregation of the significant categories of revenues within the scope of this guidance and expanded the qualitative disclosures of the Company’s noninterest income. See Note 12 — Revenue from Contracts with Customers to the Consolidated Financial Statements for additional information.

Standard	Required Date of Adoption	Description	Effects on Financial Statements
Standards Adopted in 2018 (continued)
ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018 Early adoption is not permitted, except for certain provisions discussed in the “Description” column.
The guidance amends ASC Topic 825, Financial Instruments—Overall, and requires investments in marketable equity securities, except for those accounted for under the equity method of accounting or consolidated, to be accounted for at fair value through net income. The guidance also provides a measurement alternative for equity securities without readily determinable fair values to be measured at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer. Such price changes (if any) are reflected in earnings beginning in the period of adoption. The guidance also requires fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income in which early adoption is permitted for this requirement, and the use of exit price to measure the fair value of financial instruments for disclosure purposes. In addition, the guidance eliminates the requirement to disclose methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the Consolidated Balance Sheet.

On January 1, 2018, with the exception of the amendments related to equity investments without readily determinable fair values and the use of exit price to measure the fair value of financial instruments for disclosure purposes that were adopted prospectively, the Company adopted all other amendments of the standard on a modified retrospective basis. As of the date of adoption, the Company reclassified approximately $31.9 million of marketable equity securities that were previously classified as Available-for-sale investment securities, at fair value to Investments in tax credits and other investments, net. In addition, the Company recorded a cumulative-effect adjustment that reduced retained earnings by $545 thousand and increased AOCI by $385 thousand as of January 1, 2018. The Company elected the measurement alternative for its privately held cost method investments, which was not a material amount. The Company’s investments in the Federal Reserve Bank of San Francisco ("FRB") and FHLB stock are not subject to this guidance and continue to be accounted for at cost. Furthermore, for purposes of disclosing the fair value of financial instruments carried at amortized cost, the Company has updated its valuation methods as necessary to conform to an exit price concept as required by the guidance as of January 1, 2018. The remaining provisions and disclosure requirements of this ASU did not have a material impact on the Company’s Consolidated Financial Statements or related disclosures.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	January 1, 2018 Early adoption is permitted
This ASU amends ASC Topic 230, Statement of Cash Flows, and provides guidance on eight specific issues related to classification on the Consolidated Statement of Cash Flows. The specific issues cover cash payments for debt prepayment or debt extinguishment costs; cash outflows for settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowings; contingent consideration payments that are not made soon after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; and beneficial interests received in securitization transactions. The guidance also clarifies that in instances of cash flows with multiple aspects that cannot be separately identified, the classification should be based on the activity that is likely to be the predominant source or use of the cash flows.
The Company adopted this guidance on a retrospective basis on January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Standard	Required Date of Adoption	Description	Effects on Financial Statements
Standards Adopted in 2018 (continued)
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash	January 1, 2018 Early adoption is permitted.
This ASU amends ASC Topic 230, Statement of Cash Flows, and requires those amounts that are deemed to be restricted cash and restricted cash equivalents to be included in cash and cash equivalents balances on the Consolidated Statement of Cash Flows. In addition, the Company is required to explain the changes in the combined total of restricted and unrestricted balances on the Consolidated Statement of Cash Flows. The nature of any restrictions are required to be disclosed in the footnotes to the Consolidated Financial Statements.
The Company adopted this guidance on a retrospective basis on January 1, 2018. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business	January 1, 2018 Early adoption is permitted.
This ASU amends ASC Topic 805, Business Combinations, and narrows the definition of a business by adding an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets (a “set”). If the screen is met, the set is not a business. This ASU also specifies the minimum inputs and processes required for a set to be considered a business, and it removes the requirement to evaluate a market participant’s ability to replace missing elements when all of the inputs or processes that the seller used in operating a business were not obtained.
The Company adopted this guidance prospectively on January 1, 2018. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.
ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	January 1, 2019 Early adoption is permitted.
This ASU amends ASC Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs, by shortening the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. The guidance does not require any accounting changes for debt securities held at a discount. The discount continues to be amortized as an adjustment of yield over the contractual life (to maturity) of the instrument. The guidance should be applied using a modified retrospective transition method, with the cumulative-effect adjustment recognized to retained earnings as of the beginning of the period of adoption.

The Company early adopted this guidance on January 1, 2018. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements since the accounting on the Company’s purchased callable debt securities have been consistent with the requirements of ASU 2017-08.

ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting	January 1, 2018 Early adoption is permitted.
This ASU amends ASC Topic 718, Compensation — Stock Compensation, and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification.
The Company adopted the guidance prospectively on January 1, 2018. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	January 1, 2019 Early adoption is permitted.
This ASU amends ASC Topic 815, Derivatives and Hedging, to simplify the application of hedge accounting and to better align the Company’s financial reporting of its hedging relationship with its risk management activities. Certain key changes include: eliminating the requirement to separately measure and report hedge ineffectiveness for cash flow and net investment hedges; expands and refines hedge accounting for both nonfinancial and financial risk components, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item on the Consolidated Financial Statements. In addition, incremental disclosure requirements are required.
The Company early adopted this guidance on January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019 Early adoption is permitted
This ASU amends ASC Topic 220, Income Statement — Reporting Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Under current GAAP, deferred tax assets and liabilities are to be adjusted for the effect of a change in tax laws or rates in net income of the reporting period that includes the enactment date. This accounting treatment resulted in the tax effect of items within AOCI not reflecting the appropriate tax rate. This guidance permits companies to reclassify the stranded tax effects resulting from the Tax Act from AOCI to retained earnings.

The Company early adopted this guidance retrospectively on January 1, 2018. The Company has identified the unrealized losses for available-for-sale securities to be the only item in AOCI with stranded tax effects, and made a policy election to reclassify the related stranded tax effects using the “investment-by-investment” approach. The adoption of this guidance resulted in a cumulative-effect adjustment as of January 1, 2018 that increased retained earnings by $6.7 million and reduced AOCI by the same amount.

Standard	Required Date of Adoption	Description	Effects on Financial Statements
Standards Adopted in 2018 (continued)
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosures Framework — Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020 Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective dates.
This ASU amends ASC Topic 820, Fair Value Measurements to add new fair value measurement disclosure requirements, as well as to modify and remove certain disclosure requirements. The new disclosure requirements include disclosing 1) the changes in unrealized gains or losses recorded in other comprehensive income for recurring Level 3 fair value measurements; and 2) the range and weighted-average used to develop significant unobservable inputs in determining the fair value of Level 3 assets and liabilities, and how the weighted-average unobservable inputs were calculated. This ASU removes the requirement to disclose 1) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; 2) policy for the timing of transfers between levels of the fair value hierarchy; and 3) valuation processes for level 3 fair value measurements.

The new disclosure requirements should be adopted prospectively, while all other amendments should be applied retrospectively.

The Company early adopted this guidance as of December 31, 2018 for all applicable provisions. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements. See Note 3 — Fair Value Measurements and Fair Value of Financial Instruments to the Consolidated Financial Statements for the Company’s fair value disclosures.

Recent Accounting Pronouncements

Standard	Required Date of Adoption	Description	Effects on Financial Statements
Standards Not Yet Adopted
ASU 2016-02, Leases (Topic 842) and subsequent related ASUs	January 1, 2019 Early adoption is permitted
The ASU creates ASC Topic 842, Leases, which supersedes ASC Topic 840, Leases. This ASU requires lessees to recognize right-of-use assets and related lease liabilities for all leases with lease terms of more than 12 months on the Consolidated Balance Sheet, and provide quantitative and qualitative disclosures regarding key information about the leasing arrangements. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides companies the option to continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year they adopt ASU 2016-02. Companies that elect this transition option recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors, which include amendments related to 1) sale taxes and other similar taxes collected from lessees; 2) lessor costs paid directly by a lessee; and 3) the recognition of variable payments for contracts with lease and nonlease components.

The Company expects to adopt ASU 2016-02 on January 1, 2019 using the optional transition method with a cumulative-effect adjustment to retained earnings without restating prior period financial statements for comparable amounts. The Company has completed its implementation efforts as of December 31, 2018. Based on current estimates, the Company expects to recognize right-of-use lease assets of approximately $114.6 million and lease liabilities of approximately $120.4 million at the date of adoption, based on the present value of the expected remaining lease payments. At adoption, the Company expects to have a cumulative effect adjustment of approximately $14.7 million to increase retained earnings related to deferred gains on sale and leaseback transactions. The Company does not expect material changes to the recognition of operating lease expense on its Consolidated Statement of Income. The Company does not expect the adoption of ASU 2018-20 to have a material impact on the Company’s Consolidated Financial Statements.

Standard	Required Date of Adoption	Description	Effects on Financial Statements
Standards Not Yet Adopted (continued)
ASU 2018-09, Codification Improvements	Amendments that do not require transition guidance: effective immediately upon issuance in July, 2018. Amendments that require transition guidance: January 1, 2019
This ASU makes improvements to various Codification Topics. Some of the improvements include: 1) clarifying that the excess tax benefits for share-based compensation awards should be recognized in the period in which the amount of the deduction is determined; 2) one of the criteria “the intent to set off” under ASC 210-20-45-1 is not required to offset derivative assets and liabilities for certain amounts arising from derivative instruments recognized at fair value and executed with the same counterparty under a master netting agreement; and 3) clarifying the measurement of certain financial instruments.

For the amendments that are effective immediately upon issuance of this guidance, there is no material impact on the Company’s Consolidated Financial Statements. For amendments that are effective on January 1, 2019, the Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
January 1, 2019. Early adoption (including adoption in an interim period) is permitted for entities that already adopted ASU 2017-12.
This ASU amends ASC Topic 815, Derivatives and Hedging, by adding the OIS rate based on SOFR to the list of U.S. benchmark interest rates that are eligible to be hedged to facilitate the London Interbank Offered Rate (“LIBOR”) to SOFR transition. The guidance should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption.

Given that the Company has early adopted ASU 2017-12, ASU 2018-16 will be adopted on January 1, 2019. The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	January 1, 2020. Early adoption is permitted on January 1, 2019.
The ASU introduces a new current expected credit loss (“CECL”) impairment model that applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loan receivables, available-for-sale and held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted in each period for changes in expected lifetime credit losses. This ASU also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses, and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). The guidance should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

While the Company is still evaluating the impact on its Consolidated Financial Statements, the Company expects that this ASU may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses provides for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; 2) the nonaccretable difference on the PCI loans will be recognized as an allowance, offset by an increase in the carrying value of the PCI loans; and 3) an allowance may be established for estimated credit losses on available-for-sale debt securities. The Company’s implementation efforts include, but are not limited to, identifying key interpretive issues, assessing its processes, identifying the system requirements against the new guidance to determine what modifications may be required. The Company has evaluated portfolio segments and model methodologies including macroeconomic factors and is initiating evaluation of qualitative factors. The Company expects to adopt this ASU on January 1, 2020.

Standard	Required Date of Adoption	Description	Effects on Financial Statements
Standards Not Yet Adopted (continued)
ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020 Early adoption is permitted for interim or annual goodwill impairment tests with measurement dates after January 1, 2017.
The ASU simplifies the accounting for goodwill impairment. Under this guidance, an entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, an impairment loss will be recognized when the carrying amount of a reporting unit exceeds its fair value. The guidance also eliminates the requirement to perform a qualitative assessment for any reporting units with a zero or negative carrying amount. This guidance should be applied prospectively.
The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements. The Company expects to adopt this ASU on January 1, 2020.
ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
January 1, 2020 Early adoption is permitted.
The ASU amends ASC Topic 350-40 to align the accounting for costs incurred in a cloud computing arrangement with the guidance on developing internal use software. Specifically, if a cloud computing arrangement is deemed to be a service contract, certain implementation costs are eligible for capitalization. The new guidance prescribes the balance sheet and income statement presentation and cash flow classification for the capitalized costs and related amortization expense. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.
The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements. The Company expects to adopt this ASU on January 1, 2020.

Note 2 — Dispositions and Held-for-Sale

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

The Company reports a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specific criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation and amortization expense is not recorded with respect to the assets of a business after it is classified as held-for-sale.

On November 11, 2017, the Bank entered into a Purchase and Assumption Agreement to sell all of its eight Desert Community Bank (“DCB”) branches located in the High Desert area of Southern California to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. The Company determined that this transaction met the criteria for held-for-sale as of December 31, 2017. Branch assets held-for-sale as of December 31, 2017 were largely comprised of $78.1 million in loans held-for-sale and $8.0 million in premises and equipment, net. Branch liability held-for-sale as of December 31, 2017 was comprised of $605.1 million in deposits.

The sale of the Bank’s eight DCB branches was completed on March 17, 2018. The assets and liability of the DCB branches that were sold in this transaction primarily consisted of $613.7 million of deposits, $59.1 million of loans, $9.0 million of cash and cash equivalents and $7.9 million of premises and equipment. The transaction resulted in a net cash payment of $499.9 million by the Company to Flagstar Bank. After transaction costs, the sale resulted in a pre-tax gain of $31.5 million during the year ended December 31, 2018, which was reported as Net gain on sale of business on the Consolidated Statement of Income.

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

Available-for-Sale Investment Securities — When available, the Company uses quoted market prices to determine the fair value of available-for-sale investment securities, which are classified as Level 1. Level 1 available-for-sale investment securities are primarily comprised of U.S. Treasury securities. The fair value of other available-for-sale investment securities is generally determined by independent external pricing service providers who have experience in valuing these securities or by the average quoted market prices obtained from independent external brokers. The valuations provided by the third-party pricing service providers are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, prepayment expectation and reference data obtained from market research publications. Inputs used by the third-party pricing service in valuing collateralized mortgage obligations and other securitization structures also include new issue data, monthly payment information, whole loan collateral performance, tranche evaluation, and “To Be Announced” prices. In valuations of securities issued by state and political subdivisions, inputs used by the third-party pricing service providers also include material event notices.

On a monthly basis, the Company validates the pricing provided by the third-party pricing service to ensure the fair value determination is consistent with the applicable accounting guidance and that the assets are properly classified in the fair value hierarchy. To perform this validation, the Company evaluates the fair values of securities by comparing the fair values provided by the third-party pricing service to prices from other available independent sources for the same securities. When variances in prices are identified, the Company further compares inputs used by different sources to ascertain the reliability of these sources. On a quarterly basis, the Company reviews documentation received from the third-party pricing service regarding the valuation inputs and methodology used for each category of securities.

The third-party pricing service providers may not provide pricing for all securities. Under such circumstances, the Company requests market quotes from various independent external brokers and utilizes the average market quotes. These are viewed as observable inputs in the current marketplace and are classified as Level 2. The Company periodically communicates with the independent external brokers to validate their pricing methodology. Information such as source of pricing, pricing assumptions, data inputs and valuation technique are requested and reviewed.

Equity Securities — Equity securities were comprised of mutual funds as of both December 31, 2018 and 2017. The Company uses Net Asset Value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rate funding. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps).  In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered into with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. During the year ended December 31, 2018, the Company entered into foreign currency swap contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-USD functional currency subsidiary in China. These foreign currency swap contracts were designated as net investment hedges. As of December 31, 2017, foreign exchange forward contracts were used to economically hedge the Company’s net investment in East West Bank (China) Limited. The fair value of foreign currency contracts is valued by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Contracts — The Company may periodically enter into credit risk participation agreement (“RPA”) contracts to manage the credit exposure on interest rate contracts associated with syndicated loans.  The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. The majority of the inputs used to value the RPAs are observable. Accordingly, RPAs fall within Level 2.

Equity Contracts — The Company obtained equity warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process. As of December 31, 2018 and 2017, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company valued these warrants based on the Black-Scholes option pricing model. For equity warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. Since both option volatility and liquidity discount assumptions are subject to management judgment, measurement uncertainty is inherent in the valuation of private companies’ equity warrants. Given that the Company holds long positions in all equity warrants, an increase in volatility assumption would generally result in an increase in fair value measurement. A higher liquidity discount would result in a decrease in fair value measurement. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$564,815	$—	$—	$564,815
U.S. government agency and U.S. government sponsored enterprise debt securities	—	217,173	—	217,173
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	408,603	—	408,603
Residential mortgage-backed securities	—	946,693	—	946,693
Municipal securities	—	82,020	—	82,020
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities
Investment grade	—	26,052	—	26,052
Residential mortgage-backed securities
Investment grade	—	9,931	—	9,931
Corporate debt securities:
Investment grade	—	10,869	—	10,869
Foreign bonds:
Investment grade	—	463,048	—	463,048
Asset-backed securities:
Investment grade	—	12,643	—	12,643
Total available-for-sale investment securities	$564,815	$2,177,032	$—	$2,741,847

Investments in tax credit and other investments:
Equity securities with readily determinable fair value (1)	$20,678	$10,531	$—	$31,209
Total investments in tax credit and other investments	$20,678	$10,531	$—	$31,209

(1)	Equity securities with readily determinable fair value were comprised of mutual funds as of December 31, 2018.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Derivative assets:
Interest rate contracts	$—	$69,818	$—	$69,818
Foreign exchange contracts	—	21,624	—	21,624
Credit contracts	—	1	—	1
Equity contracts	—	1,278	673	1,951
Commodity contracts	—	14,422	—	14,422
Gross derivative assets	$—	$107,143	$673	$107,816
Netting adjustments (2)	$—	$(45,146)	$—	$(45,146)
Net derivative assets	$—	$61,997	$673	$62,670

Derivative liabilities:
Interest rate contracts	$—	$75,133	$—	$75,133
Foreign exchange contracts	—	19,940	—	19,940
Credit contracts	—	164	—	164
Commodity contracts	—	23,068	—	23,068
Gross derivative liabilities	$—	$118,305	$—	$118,305
Netting adjustments (2)	$—	$(38,402)	$—	$(38,402)
Net derivative liabilities	$—	$79,903	$—	$79,903

(2)
Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements for additional information.

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$640,280	$—	$—	$640,280
U.S. government agency and U.S. government sponsored enterprise debt securities	—	203,392	—	203,392
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	318,957	—	318,957
Residential mortgage-backed securities	—	1,190,271	—	1,190,271
Municipal securities	—	99,982	—	99,982
Non-agency mortgage-backed securities:
Residential mortgage-backed securities
Investment grade	—	9,117	—	9,117
Corporate debt securities:
Investment grade	—	37,003	—	37,003
Foreign bonds:
Investment grade	—	486,408	—	486,408
Other securities	20,735	10,607	—	31,342
Total available-for-sale investment securities	$661,015	$2,355,737	$—	$3,016,752

Derivative assets:
Interest rate contracts	$—	$59,564	$—	$59,564
Foreign exchange contracts	—	5,840	—	5,840
Credit contracts	—	1	—	1
Equity contracts	—	993	679	1,672
Gross derivative assets	$—	$66,398	$679	$67,077
Netting adjustments (1)	$—	$(28,686)	$—	$(28,686)
Net derivative assets	$—	$37,712	$679	$38,391

Derivative liabilities:
Interest rate contracts	$—	$65,660	$—	$65,660
Foreign exchange contracts	—	10,170	—	10,170
Credit contracts	—	8	—	8
Gross derivative liabilities	$—	$75,838	$—	$75,838
Netting adjustments (1)	$—	$(31,342)	$—	$(31,342)
Net derivative liabilities	$—	$44,496	$—	$44,496

(1)
Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements for additional information.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There were no assets or liabilities measured using significant unobservable inputs (Level 3) on a recurring basis as of and during the year ended December 31, 2016. As of December 31, 2018 and 2017, the only assets measured on a recurring basis that were classified as Level 3 were equity warrants issued by private companies. The following table presents a reconciliation of the beginning and ending balances of these warrants for the years ended December 31, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2018	2017
	Equity Warrants	Other Securities	Equity Warrants
Beginning balance	$679	$—	$—
Transfer of investment security from held-to-maturity to available-for-sale	—	115,615	—
Total gains included in earnings (1)	162	1,156	—
Issuances, sales and settlements:
Issuances	65	—	679
Sales	—	(116,771)	—
Settlements	(233)	—	—
Ending balance	$673	$—	$679

(1)
Includes unrealized gains of $225 thousand for the year ended December 31, 2018. There were no unrealized gains (losses) for the year ended December 31, 2017. Net realized/unrealized gains of equity warrants are included in Ancillary loan fees and other income on the Consolidated Statement of Income. Net realized gains of other securities are included in Net gains on sales of available-for-sale investment securities on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of assets measured on a recurring basis classified as Level 3 as of December 31, 2018. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average (1)
Derivative assets:
Equity warrants	$673	Black-Scholes option pricing model	Volatility	49% — 52%	51%
			Liquidity discount	47%	47%

(1)	Weighted-average is calculated based on fair value of equity warrants as of December 31, 2018.

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

The following tables present the carrying amounts of assets included on the Consolidated Balance Sheet that had fair value changes measured on a nonrecurring basis as of December 31, 2018 and 2017:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial:
C&I	$26,873	$—	$—	$26,873
CRE	3,434	—	—	3,434
Consumer:
Single-family residential	2,551	—	—	2,551
Total non-PCI impaired loans	$32,858	$—	$—	$32,858

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-PCI impaired loans:
Commercial:
C&I	$31,404	$—	$—	$31,404
CRE	2,667	—	—	2,667
Construction and land	3,973	—	—	3,973
Consumer:
Single-family residential	144	—	—	144
Total non-PCI impaired loans	$38,188	$—	$—	$38,188
OREO	$9	$—	$—	$9

The following table presents the total change in value of assets for which a fair value adjustment has been included on the Consolidated Statement of Income for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Non-PCI impaired loans:
Commercial:
C&I	$(9,341)	$(19,703)	$(27,106)
CRE	270	(272)	1,084
Construction and land	—	(147)	—
Consumer:
Single-family residential	15	(11)	(224)
HELOCs	—	—	34
Other consumer	—	(2,491)	—
Total non-PCI impaired loans nonrecurring fair value losses	$(9,056)	$(22,624)	$(26,212)
OREO nonrecurring fair value losses	$—	$(1)	$(23)
Loans held-for-sale lower of cost or fair value adjustments	$—	$—	$(5,565)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of December 31, 2018 and 2017:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Input(s)	Weighted- Average (1)
December 31, 2018
Non-PCI impaired loans	$16,921	Discounted cash flows	Discount	4% — 7%	6%
	$1,687	Fair value of property	Selling cost	8%	8%
	$2,751	Fair value of collateral	Discount	15% — 50%	21%
	$11,499	Fair value of collateral	Contract value	NM	NM
December 31, 2017
Non-PCI impaired loans	$22,802	Discounted cash flows	Discount	4% — 10%	6%
	$9,773	Fair value of property	Selling cost	8%	8%
	$3,207	Fair value of collateral	Discount	20% — 32%	29%
	$2,406	Fair value of collateral	Contract value	NM	NM
OREO	$9	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.

(1)	Weighted-average is based on the relative fair value of the respective assets as of December 31, 2018 and 2017.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of December 31, 2018 and 2017, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights that are included in Other assets, and accrued interest payable that is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet. During the first quarter of 2018, the Company adopted ASU 2016-01 and has updated its valuation methods as necessary to conform to an “exit price” concept as required by ASU 2016-01.

($ in thousands)	December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,001,377	$3,001,377	$—	$—	$3,001,377
Interest-bearing deposits with banks	$371,000	$—	$371,000	$—	$371,000
Resale agreements (1)	$1,035,000	$—	$1,016,724	$—	$1,016,724
Restricted equity securities, at cost	$74,069	$—	$74,069	$—	$74,069
Loans held-for-sale	$275	$—	$275	$—	$275
Loans held-for-investment, net	$32,073,867	$—	$—	$32,273,157	$32,273,157
Mortgage servicing rights	$7,836	$—	$—	$11,427	$11,427
Accrued interest receivable	$146,262	$—	$146,262	$—	$146,262
Financial liabilities:
Demand, checking, savings and money market deposits	$26,370,562	$—	$26,370,562	$—	$26,370,562
Time deposits	$9,069,066	$—	$9,084,597	$—	$9,084,597
Short-term borrowings	$57,638	$—	$57,638	$—	$57,638
FHLB advances	$326,172	$—	$334,793	$—	$334,793
Repurchase agreements (1)	$50,000	$—	$87,668	$—	$87,668
Long-term debt	$146,835	$—	$152,556	$—	$152,556
Accrued interest payable	$22,893	$—	$22,893	$—	$22,893

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of December 31, 2018, $400.0 million out of $450.0 million of repurchase agreements were eligible for netting against resale agreements.

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

Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Resale agreements are recorded as receivables for the cash paid based on the values at which the securities are acquired. The market values of the underlying securities collateralizing the related receivables of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparties or excess collateral may be returned by the Company to the counterparties when deemed appropriate. Gross resale agreements were $1.44 billion and $1.45 billion as of December 31, 2018 and 2017, respectively. The weighted-average yields were 2.63%, 2.19% and 1.78% for the years ended December 31, 2018, 2017 and 2016, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. As of December 31, 2018, the collateral for the repurchase agreements was comprised of U.S. Treasury securities, and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities. The Company may have to provide additional collateral to the counterparties, or the counterparties may return excess collateral to the Company, for the repurchase agreements when necessary. Gross repurchase agreements were $450.0 million as of both December 31, 2018 and 2017. The weighted-average interest rates were 4.46%, 3.48% and 2.97% for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents the repurchase agreements that will mature in the five years succeeding December 31, 2018 and thereafter:

($ in thousands)	Repurchase Agreements
2019	$—
2020	—
2021	—
2022	150,000
2023	300,000
Thereafter	—
Total	$450,000

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master repurchase agreements that provide the Company, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Collateral received includes securities that are not recognized on the Consolidated Balance Sheet. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheet against the related collateralized liability. Collateral received or pledged in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, but is usually delivered to and held by the third-party trustees. The collateral amounts received/pledged are limited for presentation purposes to the related recognized asset/liability balance for each counterparty, and accordingly, do not include excess collateral received/pledged.

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Received
Resale agreements	$1,435,000	$(400,000)	$1,035,000	$—	$(1,025,066)	(1)	$9,934

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Pledged
Repurchase agreements	$450,000	$(400,000)	$50,000	$—	$(50,000)	(2)	$—

($ in thousands)	December 31, 2017
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Received
Resale agreements	$1,450,000	$(400,000)	$1,050,000	$—	$(1,045,696)	(1)	$4,304

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Pledged
Repurchase agreements	$450,000	$(400,000)	$50,000	$—	$(50,000)	(2)	$—

(1)	Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

(2)	Represents the fair value of securities the Company has pledged under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to derivatives. Refer to Note 6 — Derivatives to the Consolidated Financial Statements for additional information.

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of available-for-sale investment securities as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$577,561	$153	$(12,899)	$564,815
U.S. government agency and U.S. government sponsored enterprise debt securities	219,485	382	(2,694)	217,173
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	420,486	811	(12,694)	408,603
Residential mortgage-backed securities	957,219	4,026	(14,552)	946,693
Municipal securities	82,965	87	(1,032)	82,020
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities
Investment grade (1)	25,826	226	—	26,052
Residential mortgage-backed securities
Investment grade (1)	10,109	7	(185)	9,931
Corporate debt securities:
Investment grade (1)	11,250	—	(381)	10,869
Foreign bonds:
Investment grade (1) (2)	489,378	—	(26,330)	463,048
Asset-backed securities:
Investment grade (1)	12,621	22	—	12,643
Total available-for-sale investment securities	$2,806,900	$5,714	$(70,767)	$2,741,847

($ in thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$651,395	$—	$(11,115)	$640,280
U.S. government agency and U.S. government sponsored enterprise debt securities	206,815	62	(3,485)	203,392
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	328,348	141	(9,532)	318,957
Residential mortgage-backed securities	1,199,869	3,964	(13,562)	1,190,271
Municipal securities	99,636	655	(309)	99,982
Non-agency mortgage-backed securities:
Residential mortgage-backed securities
Investment grade (1)	9,136	3	(22)	9,117
Corporate debt securities:
Investment grade (1)	37,585	164	(746)	37,003
Foreign bonds:
Investment grade (1)	505,396	24	(19,012)	486,408
Other securities (2)	31,887	—	(545)	31,342
Total available-for-sale investment securities	$3,070,067	$5,013	$(58,328)	$3,016,752

(1)
Available-for-sale investment securities rated BBB- or higher by Standard and Poor’s (“S&P”) or Baa3 or higher by Moody’s are considered investment grade. Conversely, available-for-sale investment securities rated lower than BBB- by S&P or lower than Baa3 by Moody’s are considered non-investment grade. Classifications are based on the lower of the credit ratings by S&P or Moody’s.

(2)
Other securities are comprised of mutual funds, which are equity securities with readily determinable fair value. Prior to the adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, these securities were reported as available-for-sale investment securities with changes in fair value recorded in other comprehensive income. Upon adoption of ASU 2016-01, which became effective January 1, 2018, these securities were reclassified from Available-for-sale investment securities, at fair value to Investments in tax credit and other investments, net, on the Consolidated Balance Sheet with changes in fair value recorded in net income.

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s available-for-sale investment securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position, as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$—	$—	$516,520	$(12,899)	$516,520	$(12,899)
U.S. government agency and U.S. government sponsored enterprise debt securities	22,755	(238)	159,814	(2,456)	182,569	(2,694)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	26,886	(245)	274,666	(12,449)	301,552	(12,694)
Residential mortgage-backed securities	75,675	(491)	653,660	(14,061)	729,335	(14,552)
Municipal securities	9,458	(104)	30,295	(928)	39,753	(1,032)
Non-agency mortgage-backed securities:
Residential mortgage-backed securities
Investment grade	3,067	(19)	3,949	(166)	7,016	(185)
Corporate debt securities:
Investment grade	10,869	(381)	—	—	10,869	(381)
Foreign bonds:
Investment grade	14,418	(40)	448,630	(26,290)	463,048	(26,330)
Total available-for-sale investment securities	$163,128	$(1,518)	$2,087,534	$(69,249)	$2,250,662	$(70,767)

($ in thousands)	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$168,061	$(1,005)	$472,219	$(10,110)	$640,280	$(11,115)
U.S. government agency and U.S. government sponsored enterprise debt securities	99,935	(623)	85,281	(2,862)	185,216	(3,485)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	113,775	(2,071)	191,827	(7,461)	305,602	(9,532)
Residential mortgage-backed securities	413,621	(4,205)	361,809	(9,357)	775,430	(13,562)
Municipal securities	8,490	(123)	8,588	(186)	17,078	(309)
Non-agency mortgage-backed securities:
Residential mortgage-backed securities
Investment grade	4,599	(22)	—	—	4,599	(22)
Corporate debt securities:
Investment grade	—	—	11,905	(746)	11,905	(746)
Foreign bonds:
Investment grade	103,149	(1,325)	352,239	(17,687)	455,388	(19,012)
Other securities (1)	31,215	(545)	—	—	31,215	(545)
Total available-for-sale investment securities	$942,845	$(9,919)	$1,483,868	$(48,409)	$2,426,713	$(58,328)

(1)
Other securities are comprised of mutual funds, which are equity securities with readily determinable fair value. Prior to the adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, these securities were reported as available-for-sale investment securities with changes in fair value recorded in other comprehensive income. Upon adoption of ASU 2016-01, which became effective January 1, 2018, these securities were reclassified from Available-for-sale investment securities, at fair value to Investments in tax credit and other investments, net, on the Consolidated Balance Sheet with changes in fair value recorded in net income.

Other-Than-Temporary Impairment

For each reporting period, the Company assesses individual securities that are in an unrealized loss position for OTTI.  For a discussion of the factors and criteria the Company uses in analyzing securities for OTTI, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Securities to the Consolidated Financial Statements.

The unrealized losses were primarily attributable to the movement in the yield curve, in addition to widened liquidity and credit spreads. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects to recover the entire amortized cost basis of these securities. The Company has the intent to hold these securities through the anticipated recovery period and it is not more likely than not that the Company will have to sell these securities before recovery of their amortized cost. Accordingly, no impairment losses were recorded on the Company’s Consolidated Statement of Income for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, the Company had 184 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of 108 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 16 investment grade foreign bonds and 19 U.S. Treasury securities. In comparison, as of December 31, 2017, the Company had 165 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of 98 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 25 U.S. Treasury securities and 16 investment grade foreign bonds. No OTTI credit losses were recognized for the years ended December 31, 2018, 2017 and 2016.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and losses, and tax expense related to the sales of available-for-sale investment securities for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Proceeds from sales	$364,270	$832,844	$1,275,645
Gross realized gains	$2,535	$8,037	$10,487
Gross realized losses	$—	$—	$125
Related tax expense	$749	$3,380	$4,357

Scheduled Maturities of Investment Securities

The following table presents the scheduled maturities of available-for-sale investment securities as of December 31, 2018:

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$549,517	$523,552
Due after one year through five years	676,814	661,868
Due after five years through ten years	212,093	209,653
Due after ten years	1,368,476	1,346,774
Total available-for-sale investment securities	$2,806,900	$2,741,847

Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

As of December 31, 2018 and 2017, available-for-sale investment securities with fair value of $435.8 million and $534.3 million, respectively, were primarily pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

Restricted equity securities include FRB and FHLB stock. Restricted equity securities are carried at cost as these securities do not have a readily determinable fair value. The following table presents the restricted equity securities as of December 31, 2018 and 2017:

($ in thousands)	December 31,
	2018	2017
FRB stock	$56,819	$56,271
FHLB stock	17,250	17,250
Total restricted equity securities	$74,069	$73,521

Note 6 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate risk and foreign currency risk, and to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates are not significant to earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company’s investment in its China subsidiary, East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements.

The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2018 and 2017. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	December 31, 2018				December 31, 2017
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$35,811		$—	$5,866	$35,811		$—	$6,770
Net investment hedges:
Foreign exchange contracts	90,245		—	611	—		—	—
Total derivatives designated as hedging instruments	$126,056		$—	$6,477	$35,811		$—	$6,770

Derivatives not designated as hedging instruments:
Interest rate contracts	$11,695,499		$69,818	$69,267	$9,333,860		$59,564	$58,890
Foreign exchange contracts	3,407,522		21,624	19,329	770,215		5,840	10,170
Credit contracts	119,320		1	164	49,033		1	8
Equity contracts	—	(1)	1,951	—	—	(1)	1,672	—
Commodity contracts	—	(2)	14,422	23,068	—		—	—
Total derivatives not designated as hedging instruments	$15,222,341		$107,816	$111,828	$10,153,108		$67,077	$69,068
Gross derivative assets/liabilities			$107,816	$118,305			$67,077	$75,838
Less: Master netting agreements			(31,569)	(31,569)			(20,662)	(20,662)
Less: Cash collateral received/paid			(13,577)	(6,833)			(8,024)	(10,680)
Net derivative assets/liabilities			$62,670	$79,903			$38,391	$44,496

(1)
The Company held equity contracts in four public companies and 18 private companies as of December 31, 2018. In comparison, the Company held equity contracts in four public companies and 12 private companies as of December 31, 2017.

(2)
The notional amount of the Company’s commodity contracts entered with its customers totaled 2,507 thousand barrels of oil and 14,722 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of December 31, 2018. The Company entered into the same notional amounts of commodity contracts with mirrored terms with third-party financial institutions to mitigate its exposure. The Company did not have any commodity contracts as of December 31, 2017.

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

The following table presents the net (losses) gains recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
(Losses) gains recorded in interest expense:
Recognized on interest rate swaps	$(93)	$(2,734)	$(794)
Recognized on certificates of deposit	$278	$2,271	$157

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of the hedged certificates of deposit as of December 31, 2018 and 2017:

($ in thousands)	Carrying Value (1)		Cumulative Fair Value Adjustment (2)
	December 31,		December 31,
	2018	2017	2018	2017
Certificates of deposit	$(26,877)	$(31,058)	$4,141	$4,745

(1)	Represents the full carrying amount of the hedged certificates of deposit.

(2)	For liabilities, (increase) decrease to carrying value.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary of the Company in China. The notional and fair value amounts of the net investment hedges comprising of foreign exchange swaps were $90.2 million and $611 thousand liability as of December 31, 2018. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate. The Company may de-designate the net investment hedges when the Company expects the hedge will cease to be highly effective.

During the first quarter of 2017, the company discontinued hedge accounting of the foreign currency contracts, and economically hedged its foreign currency exposure in its China subsidiary through foreign exchange forward contracts as discussed in the Derivatives Not Designated as Hedging Instruments — Foreign Exchange Contracts section below.

As a result of the adoption of ASU 2017-12 effective as of January 1, 2018, the gains and losses of the net investment hedges were recorded in the Foreign Currency Translation Adjustment account within AOCI. Before the adoption of ASU 2017-12, the effective portion of the net investment hedges were recorded in the Foreign Currency Translation Adjustment account within AOCI whereas the ineffective portion of the net investment hedges was recorded in the Letters of credit fees and foreign exchange income on the Consolidated Statement of Income.

The following table presents the gains (losses) recorded on net investment hedges on a pre-tax basis for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Gains (losses) recognized in AOCI	$6,072	$(648)	$2,908
Gains (losses) recognized in Letters of credit fees and foreign exchange income (1)	$—	$(1,953)	$1,124

(1)
Represents the gains (losses) recorded in the Consolidated Statement of Income related to the ineffective portion of the net investment hedges prior to the adoption of ASU 2017-12, effective January 1, 2018. After the adoption, the fair value gains (losses) are recorded in Foreign Currency Translation Adjustments within AOCI.

Derivatives Not Designated as Hedging Instruments

Interest Rate Contracts — The Company enters into interest rate contracts, which include interest rate swaps and options with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions including with central counterparties (“CCP”). Beginning January 2018, the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlements of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset and liability fair values of $16.4 million and $16.0 million, respectively, as of December 31, 2018. Included in the total notional amount of $5.85 billion of interest rates contracts entered with financial counterparties was a notional amount of $1.66 billion of interest rate swaps that cleared through LCH as of December 31, 2018. The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of December 31, 2018 and 2017, respectively:

($ in thousands)	December 31, 2018
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$931,601	$—	$492	Purchased options	$931,601	$503	$—
Sold collars and corridors	429,879	1,121	305	Collars and corridors	429,879	308	1,140
Swaps	4,482,881	41,457	41,545	Swaps	4,489,658	26,429	25,785
Total	$5,844,361	$42,578	$42,342	Total	$5,851,138	$27,240	$26,925

($ in thousands)	December 31, 2017
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$691,548	$—	$223	Purchased options	$691,548	$233	$—
Sold collars and corridors	247,542	204	267	Collars and corridors	247,542	271	211
Swaps	3,724,295	33,417	24,636	Swaps	3,731,385	25,439	33,553
Total	$4,663,385	$33,621	$25,126	Total	$4,670,475	$25,943	$33,764

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. For a portion of the foreign exchange contracts entered into with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure as needed. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations on certain foreign currency denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. As of December 31, 2017, the Company economically hedged its foreign currency exposure in its China subsidiary through foreign exchange forward contracts comprising $95.2 million and $7.2 million in notional value and fair value liability, respectively. As of December 31, 2018, the foreign exchange contracts the Company entered into to hedge its China subsidiary were designated as net investment hedges which were included in the Derivatives Designated as Hedging Instruments - Net Investment Hedges caption as discussed above. A majority of the foreign exchange contracts had original maturities of one year or less as of both December 31, 2018 and 2017.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of December 31, 2018 and 2017, respectively:

($ in thousands)	December 31, 2018
	Customer Counterparty			Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities	($ in thousands)		Assets	Liabilities
Forwards and spot	$2,023,425	$11,719	$13,079	Forwards and spot	$506,342	$3,407	$2,285
Swaps	21,108	348	243	Swaps	687,845	5,764	3,336
Written options	537	16	—	Purchased options	537	—	16
Collars	83,864	—	370	Collars	83,864	370	—
Total	$2,128,934	$12,083	$13,692	Total	$1,278,588	$9,541	$5,637

($ in thousands)	December 31, 2017
	Customer Counterparty			Financial Counterparty
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Forwards and spot	$163,389	$2,189	$752	$155,872	$662	$7,800
Swaps	4,318	—	98	446,636	2,989	1,520
Total	$167,707	$2,189	$850	$602,508	$3,651	$9,320

Credit Contracts — The Company may periodically enter into RPA contracts to manage the credit exposure on interest rate contracts associated with syndicated loans. The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. Under the RPA, the Company will receive or make a payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The referenced entities of the RPAs were investment grade as of both December 31, 2018 and 2017. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of December 31, 2018 and 2017, respectively:

($ in thousands)	December 31, 2018			December 31, 2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$108,606	$—	$164	$35,208	$—	$8
RPAs - protection purchased	10,714	1	—	13,825	1	—
Total RPAs	$119,320	$1	$164	$49,033	$1	$8

Assuming all underlying borrowers referenced in the interest rate contracts defaulted as of December 31, 2018 and 2017, the exposure from the RPAs with protections sold would be $125 thousand and $419 thousand, respectively.  As of December 31, 2018 and 2017, the weighted-average remaining maturities of the outstanding RPAs were 6.6 years and 6.0 years, respectively.

Equity Contracts — The Company has obtained equity warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process with these companies. The equity warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in four public companies and 18 private companies as of December 31, 2018, and held warrants in four public companies and 12 private companies as of December 31, 2017. The fair value of the warrants held in public and private companies was a $2.0 million asset and a $1.7 million asset as of December 31, 2018 and 2017, respectively.

Commodity Contracts — In 2018, the Company entered into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company entered into offsetting commodity contracts with third-party financial institutions including with CCP. Beginning in January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments made to and received from CME as settlements of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to CME cleared derivative transactions resulted in a reduction in gross derivative asset and liability fair values of $10.4 million and $582 thousand, respectively, and a remaining net asset fair value of $622 thousand as of December 31, 2018. The notional quantities that cleared through CME totaled 778 thousand barrels of oil and 6,290 thousand MMBTUs of natural gas. The Company did not have any commodity contracts in 2017.

The following table presents the notional amounts and fair values of the commodity derivative positions outstanding as of December 31, 2018.

	December 31, 2018
($ and units in thousands)	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional		Fair Value			Notional		Fair Value
	Unit	Amount	Assets	Liabilities		Unit	Amount	Assets	Liabilities
Crude oil:					Crude oil:
Written options	Barrels	524	$—	$2,628	Purchased options	Barrels	524	$2,251	$—
Collars	Barrels	872	—	3,772	Collars	Barrels	872	3,225	—
Swaps	Barrels	1,111	—	14,278	Swaps	Barrels	1,111	5,799	—
Total		2,507	$—	$20,678	Total		2,507	$11,275	$—

Natural gas:					Natural gas:
Collars	MMBTUs	3,063	$78	$152	Collars	MMBTUs	3,063	$151	$64
Swaps	MMBTUs	11,659	1,049	1,857	Swaps	MMBTUs	11,659	1,869	317
Total		14,722	$1,127	$2,009	Total		14,722	$2,020	$381
Total			$1,127	$22,687	Total			$13,295	$381

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Location in Consolidated Statement of Income	Year Ended December 31,
		2018	2017	2016
Derivatives not designated as hedging instruments:
Interest rate contracts	Derivative fees and other income	$280	$(1,772)	$2,557
Foreign exchange contracts	Letters of credit fees and foreign exchange income	16,784	22,076	12,632
Credit contracts	Derivative fees and other income	(156)	(7)	—
Equity contracts	Ancillary loan fees and other income	512	1,672	—
Commodity contracts	Derivative fees and other income	(11)	—	—
Net gains		$17,409	$21,969	$15,189

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of December 31, 2018, the net fair value of all derivative instruments with such credit-risk-related contingent features that were in a net liability position was $11.4 million, which includes $2.8 million in derivative assets and $14.2 million in derivative liabilities, with collateral posted of $9.4 million. As of December 31, 2017, the net fair value of all derivative instruments with the credit-risk-related contingent features that were in a net liability position was $7.6 million, which includes $159 thousand derivative assets and $7.8 million in derivative liabilities, with collateral posted of $7.3 million. In the event that the credit rating of East West Bank had been downgraded to below investment grade, additional minimal collateral would have been required to be posted as of December 31, 2018 and 2017.

Offsetting of Derivatives

The following tables present the gross derivative fair values, the balance sheet netting adjustments and the resulting net fair values recorded on the consolidated balance sheet, as well as the cash and non-cash collateral associated with master netting arrangements. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown. In addition, the following tables reflect rule changes adopted by clearing organizations that require or allow entities to elect to treat derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities that are subject to collateral, whereby the counterparties would record a related collateral payable or receivable:

($ in thousands)	As of December 31, 2018
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$107,816	$(31,569)	$(13,577)	$62,670	$(13,975)	$48,695

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$118,305	$(31,569)	$(6,833)	$79,903	$(11,231)	$68,672

($ in thousands)	As of December 31, 2017
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$67,077	$(20,662)	$(8,024)	$38,391	$(1,153)	$37,238

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$75,838	$(20,662)	$(10,680)	$44,496	$(18,610)	$25,886

(1)
Gross amounts recognized for derivative assets include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $105.9 million and $64.8 million, respectively, as of December 31, 2018 and 2017, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $2.0 million and $2.3 million, respectively, as of December 31, 2018 and 2017.

(2)
Gross amounts recognized for derivative liabilities include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $118.2 million and $75.3 million, respectively, as of December 31, 2018 and 2017, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $102 thousand and $523 thousand, respectively, as of December 31, 2018 and 2017.

(3)
Gross cash collateral received under master netting arrangements or similar agreements were $15.8 million and $9.2 million, respectively, as of December 31, 2018 and 2017. Of the gross cash collateral received, $13.6 million and $8.0 million were used to offset against derivative assets, respectively, as of December 31, 2018 and 2017.

(4)
Gross cash collateral pledged under master netting arrangements or similar agreements were $8.4 million and $10.7 million, respectively, as of December 31, 2018 and 2017. Of the gross cash collateral pledged, $6.8 million and $10.7 million were used to offset against derivative liabilities, respectively, as of December 31, 2018 and 2017.

(5)
Represents the fair value of security collateral received and pledged limited to derivative assets and liabilities that are subject to enforceable master netting arrangements or similar agreements. U.S. GAAP does not permit the netting of non-cash collateral on the consolidated balance sheet but requires disclosure of such amounts.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to the resale and repurchase agreements. Refer to Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements for additional information. Refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements for fair value measurement disclosures on derivatives.

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

The following table presents the composition of the Company’s non-PCI and PCI loans as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018			December 31, 2017
	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)
Commercial:
C&I	$12,054,818	$2,152	$12,056,970	$10,685,436	$11,795	$10,697,231
CRE	9,284,583	165,252	9,449,835	8,659,209	277,688	8,936,897
Multifamily residential	2,246,506	34,526	2,281,032	1,855,128	61,048	1,916,176
Construction and land	538,752	42	538,794	659,326	371	659,697
Total commercial	24,124,659	201,972	24,326,631	21,859,099	350,902	22,210,001
Consumer:
Single-family residential	5,939,258	97,196	6,036,454	4,528,911	117,378	4,646,289
HELOCs	1,681,979	8,855	1,690,834	1,768,917	14,007	1,782,924
Other consumer	331,270	—	331,270	336,504	—	336,504
Total consumer	7,952,507	106,051	8,058,558	6,634,332	131,385	6,765,717
Total loans held-for-investment	$32,077,166	$308,023	$32,385,189	$28,493,431	$482,287	$28,975,718
Allowance for loan losses	(311,300)	(22)	(311,322)	(287,070)	(58)	(287,128)
Loans held-for-investment, net	$31,765,866	$308,001	$32,073,867	$28,206,361	$482,229	$28,688,590

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(48.9) million and $(34.0) million as of December 31, 2018 and 2017, respectively.

(2)	Includes ASC 310-30 discount of $22.2 million and $35.3 million as of December 31, 2018 and 2017, respectively.

The commercial portfolio includes C&I, CRE, multifamily residential, and construction and land loans. The consumer portfolio includes single-family residential, HELOC and other consumer loans.

The C&I loan portfolio, which is comprised of commercial business and trade finance loans, provides financing to businesses in a wide spectrum of industries. The CRE loan portfolio includes income producing real estate loans that are either owner occupied, or non-owner occupied where 50% or more of the debt service for the loan is primarily provided by unaffiliated rental income from a third party. The multifamily residential loan portfolio is largely comprised of loans secured by smaller multifamily properties ranging from 5 to 15 units in the Bank’s primary lending areas. Construction loans mainly provide construction financing for multifamily and residential condominiums, hotels, offices, industrial, as well as mixed use (residential and retail) structures.

In the consumer portfolio, the Company offers residential loans through a variety of mortgage loan programs. The consumer residential loan portfolio is largely comprised of single-family residential loans and HELOCs that were originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. The Company is in a first lien position for many of these reduced documentation single-family residential loans and HELOCs. These loans have historically experienced low delinquency and default rates. Other consumer loans are mainly comprised of insurance premium financing loans.

As of December 31, 2018 and 2017, loans of $20.59 billion and $18.88 billion, respectively, were pledged to secure borrowings and to provide additional borrowing capacity from the Federal Reserve Bank and the FHLB.

Credit Quality Indicators

All loans are subject to the Company’s internal and external credit review and monitoring. For the commercial portfolio, loans are risk rated based on an analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current payment performance/delinquency, current financial and liquidity status and all other relevant information.  For the majority of the consumer portfolio, payment performance/delinquency is the driving indicator for the risk ratings.  Risk ratings are the overall credit quality indicator for the Company and the credit quality indicator utilized for estimating the appropriate allowance for loan losses. The Company utilizes a risk rating system, which classifies loans within the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources.

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

The following tables present the credit risk ratings for non-PCI loans by portfolio segment as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non- PCI Loans
Commercial:
C&I	$11,644,470	$260,089	$139,844	$10,415	$12,054,818
CRE	9,144,646	49,705	90,232	—	9,284,583
Multifamily residential	2,215,573	20,551	10,382	—	2,246,506
Construction and land	485,217	19,838	33,697	—	538,752
Total commercial	23,489,906	350,183	274,155	10,415	24,124,659
Consumer:
Single-family residential	5,925,584	6,376	7,298	—	5,939,258
HELOCs	1,669,300	1,576	11,103	—	1,681,979
Other consumer	328,767	1	2,502	—	331,270
Total consumer	7,923,651	7,953	20,903	—	7,952,507
Total	$31,413,557	$358,136	$295,058	$10,415	$32,077,166

($ in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non- PCI Loans
Commercial:
C&I	$10,369,516	$114,769	$180,269	$20,882	$10,685,436
CRE	8,484,635	65,616	108,958	—	8,659,209
Multifamily residential	1,839,958	—	15,170	—	1,855,128
Construction and land	614,441	4,590	40,295	—	659,326
Total commercial	21,308,550	184,975	344,692	20,882	21,859,099
Consumer:
Single-family residential	4,490,672	16,504	21,735	—	4,528,911
HELOCs	1,744,903	11,900	12,114	—	1,768,917
Other consumer	333,895	111	2,498	—	336,504
Total consumer	6,569,470	28,515	36,347	—	6,634,332
Total	$27,878,020	$213,490	$381,039	$20,882	$28,493,431

The following tables present the credit risk ratings for PCI loans by portfolio segment as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial:
C&I	$1,996	$—	$156	$—	$2,152
CRE	146,057	—	19,195	—	165,252
Multifamily residential	33,003	—	1,523	—	34,526
Construction and land	42	—	—	—	42
Total commercial	181,098	—	20,874	—	201,972
Consumer:
Single-family residential	95,789	1,021	386	—	97,196
HELOCs	8,314	256	285	—	8,855
Total consumer	104,103	1,277	671	—	106,051
Total (1)	$285,201	$1,277	$21,545	$—	$308,023

($ in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial:
C&I	$10,712	$57	$1,026	$—	$11,795
CRE	238,605	531	38,552	—	277,688
Multifamily residential	56,720	—	4,328	—	61,048
Construction and land	44	—	327	—	371
Total commercial	306,081	588	44,233	—	350,902
Consumer:
Single-family residential	113,905	1,543	1,930	—	117,378
HELOCs	12,642	—	1,365	—	14,007
Total consumer	126,547	1,543	3,295	—	131,385
Total (1)	$432,628	$2,131	$47,528	$—	$482,287

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized or guaranteed by government agencies, and in the process of collection. Non-PCI loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non- PCI Loans
Commercial:
C&I	$21,032	$19,170	$40,202	$17,097	$26,743	$43,840	$11,970,776	$12,054,818
CRE	7,740	—	7,740	3,704	20,514	24,218	9,252,625	9,284,583
Multifamily residential	4,174	—	4,174	1,067	193	1,260	2,241,072	2,246,506
Construction and land	207	—	207	—	—	—	538,545	538,752
Total commercial	33,153	19,170	52,323	21,868	47,450	69,318	24,003,018	24,124,659
Consumer:
Single-family residential	14,645	7,850	22,495	509	4,750	5,259	5,911,504	5,939,258
HELOCs	2,573	1,816	4,389	1,423	7,191	8,614	1,668,976	1,681,979
Other consumer	11	12	23	—	2,502	2,502	328,745	331,270
Total consumer	17,229	9,678	26,907	1,932	14,443	16,375	7,909,225	7,952,507
Total	$50,382	$28,848	$79,230	$23,800	$61,893	$85,693	$31,912,243	$32,077,166

($ in thousands)	December 31, 2017
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non- PCI Loans
Commercial:
C&I	$30,964	$82	$31,046	$27,408	$41,805	$69,213	$10,585,177	$10,685,436
CRE	3,414	466	3,880	5,430	21,556	26,986	8,628,343	8,659,209
Multifamily residential	4,846	14	4,860	1,418	299	1,717	1,848,551	1,855,128
Construction and land	758	—	758	—	3,973	3,973	654,595	659,326
Total commercial	39,982	562	40,544	34,256	67,633	101,889	21,716,666	21,859,099
Consumer:
Single-family residential	13,269	5,355	18,624	6	5,917	5,923	4,504,364	4,528,911
HELOCs	4,286	4,186	8,472	89	3,917	4,006	1,756,439	1,768,917
Other consumer	14	23	37	—	2,491	2,491	333,976	336,504
Total consumer	17,569	9,564	27,133	95	12,325	12,420	6,594,779	6,634,332
Total	$57,551	$10,126	$67,677	$34,351	$79,958	$114,309	$28,311,445	$28,493,431

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. Refer to the discussion on PCI loans within this note for additional details on interest income recognition. As of December 31, 2018 and 2017, PCI loans on nonaccrual status totaled $4.0 million and $5.3 million, respectively.

Loans in Process of Foreclosure

The Company commences the foreclosure process on consumer mortgage loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. As of December 31, 2018 and 2017, consumer mortgage loans of $3.0 million and $6.6 million, respectively, were secured by residential real estate properties, for which formal foreclosure proceedings were in process in accordance with local requirements of the applicable jurisdictions. As of December 31, 2018, no foreclosed residential real estate property was included in total net OREO of $133 thousand. In comparison, a foreclosed residential real estate property with a carrying amount of $188 thousand was included in total net OREO of $830 thousand as of December 31, 2017.

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

The following tables present the additions to non-PCI TDRs for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	8	$11,366	$9,520	$699
CRE	1	$750	$752	$—
Consumer:
Single-family residential	2	$405	$391	$(28)
HELOCs	2	$1,546	$1,418	$—

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	16	$43,884	$37,900	$11,520
CRE	4	$2,675	$2,627	$157
Multifamily residential	1	$3,655	$2,969	$—
Consumer:
HELOCs	1	$152	$155	$—

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	18	$65,991	$40,405	$20,574
CRE	6	$19,275	$18,824	$701
Construction and land	1	$5,522	$4,883	$—
Consumer:
Single-family residential	3	$1,291	$1,268	$—
HELOCs	3	$491	$382	$1

(1)	Includes subsequent payments after modification and reflects the balance as of December 31, 2018, 2017 and 2016.

(2)	The financial impact includes increases (decreases) in charge-offs and specific reserves recorded at the modification date.

The following tables present the non-PCI TDR modifications for the years ended December 31, 2018, 2017 and 2016 by modification type:

($ in thousands)	Modification Type During the Year Ended December 31, 2018
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other	Total
Commercial:
C&I	$5,472	$—	$—	$—	$4,048	$9,520
CRE	—	—	752	—	—	752
Total commercial	5,472	—	752	—	4,048	10,272
Consumer:
Single-family residential	66	—	—	—	325	391
HELOCs	1,353	—	—	—	65	1,418
Total consumer	1,419	—	—	—	390	1,809
Total	$6,891	$—	$752	$—	$4,438	$12,081

($ in thousands)	Modification Type During the Year Ended December 31, 2017
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other	Total
Commercial:
C&I	$13,568	$7,848	$—	$—	$16,484	$37,900
CRE	2,627	—	—	—	—	2,627
Multifamily residential	2,969	—	—	—	—	2,969
Total commercial	19,164	7,848	—	—	16,484	43,496
Consumer:
HELOCs	—	155	—	—	—	155
Total consumer	—	155	—	—	—	155
Total	$19,164	$8,003	$—	$—	$16,484	$43,651

($ in thousands)	Modification Type During the Year Ended December 31, 2016
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other	Total
Commercial:
C&I	$34,499	$—	$5,876	$30	$—	$40,405
CRE	17,750	—	—	—	1,074	18,824
Construction and land	4,883	—	—	—	—	4,883
Total commercial	57,132	—	5,876	30	1,074	64,112
Consumer:
Single-family residential	264	—	797	207	—	1,268
HELOCs	333	—	49	—	—	382
Total consumer	597	—	846	207	—	1,650
Total	$57,729	$—	$6,722	$237	$1,074	$65,762

(1)	Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Includes principal and interest deferments or reductions.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to be in default. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following table presents information on loans modified as TDRs within the previous 12 months that have subsequently defaulted during the years ended December 31, 2018, 2017 and 2016, and were still in default at the respective period end:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Year Ended December 31,
	2018		2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	4	$1,890	3	$8,659	—	$—
CRE	1	$186	—	$—	2	$3,150
Construction and land	—	$—	—	$—	1	$4,883
Consumer:
HELOCs	1	$150	—	$—	—	$—

The amount of additional funds committed to lend to borrowers whose terms have been modified was $3.9 million and $5.1 million as of December 31, 2018 and 2017, respectively.

Impaired Loans

The following tables present information on non-PCI impaired loans as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial:
C&I	$82,963	$48,479	$8,609	$57,088	$1,219
CRE	36,426	28,285	2,067	30,352	208
Multifamily residential	6,031	2,949	2,611	5,560	75
Total commercial	125,420	79,713	13,287	93,000	1,502
Consumer:
Single-family residential	14,670	2,552	10,908	13,460	34
HELOCs	10,035	5,547	4,409	9,956	5
Other consumer	2,502	—	2,502	2,502	2,491
Total consumer	27,207	8,099	17,819	25,918	2,530
Total non-PCI impaired loans	$152,627	$87,812	$31,106	$118,918	$4,032

($ in thousands)	December 31, 2017
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial:
C&I	$130,773	$36,086	$62,599	$98,685	$16,094
CRE	41,248	28,699	6,857	35,556	684
Multifamily residential	11,164	8,019	2,617	10,636	88
Construction and land	4,781	3,973	—	3,973	—
Total commercial	187,966	76,777	72,073	148,850	16,866
Consumer:
Single-family residential	15,501	—	14,338	14,338	534
HELOCs	5,484	2,287	2,921	5,208	4
Other consumer	2,491	—	2,491	2,491	2,491
Total consumer	23,476	2,287	19,750	22,037	3,029
Total non-PCI impaired loans	$211,442	$79,064	$91,823	$170,887	$19,895

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018		2017		2016
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
Commercial:
C&I	$143,430	$1,046	$110,662	$1,517	$148,986	$2,612
CRE	35,049	491	36,003	578	47,064	1,253
Multifamily residential	11,742	249	11,455	422	15,763	302
Construction and land	3,973	—	4,382	—	6,388	34
Total commercial	194,194	1,786	162,502	2,517	218,201	4,201
Consumer:
Single-family residential	22,350	474	14,994	417	14,323	447
HELOCs	14,134	70	5,494	55	3,703	63
Other consumer	2,502	—	2,142	—	—	—
Total consumer	38,986	544	22,630	472	18,026	510
Total non-PCI impaired loans	$233,180	$2,330	$185,132	$2,989	$236,227	$4,711

(1)	Includes interest recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal, not as interest income.

Allowance for Credit Losses

The following table presents a summary of activities in the allowance for loan losses by portfolio segment for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Non-PCI Loans
Allowance for non-PCI loans, beginning of period	$287,070	$260,402	$264,600
Provision for loan losses on non-PCI loans	65,043	49,129	31,959
Gross charge-offs:
Commercial:
C&I	(59,244)	(38,118)	(47,739)
CRE	—	—	(464)
Multifamily residential	—	(635)	(29)
Construction and land	—	(149)	(117)
Consumer:
Single-family residential	(1)	(1)	(137)
HELOCs	—	(55)	(9)
Other consumer	(188)	(17)	(13)
Total gross charge-offs	(59,433)	(38,975)	(48,508)
Gross recoveries:
Commercial:
C&I	10,417	11,371	9,003
CRE	5,194	2,111	1,488
Multifamily residential	1,757	1,357	1,476
Construction and land	740	259	203
Consumer:
Single-family residential	1,214	546	401
HELOCs	38	24	7
Other consumer	3	152	323
Total gross recoveries	19,363	15,820	12,901
Net charge-offs	(40,070)	(23,155)	(35,607)
Foreign currency translation adjustments	(743)	694	(550)
Allowance for non-PCI loans, end of period	311,300	287,070	260,402
PCI Loans
Allowance for PCI loans, beginning of period	58	118	359
Reversal of loan losses on PCI loans	(36)	(60)	(241)
Allowance for PCI loans, end of period	22	58	118
Allowance for loan losses	$311,322	$287,128	$260,520

For further information on accounting policies and the methodologies used to estimate the allowance for credit losses and loan charge-offs, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements.

The following table presents a summary of activities in the allowance for unfunded credit reserves for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Allowance for unfunded credit reserves, beginning of period	$13,318	$16,121	$20,360
Reversal of unfunded credit reserves	(752)	(2,803)	(4,239)
Allowance for unfunded credit reserves, end of period	$12,566	$13,318	$16,121

The allowance for unfunded credit reserves is maintained at a level management believes to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. See Note 14 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements for additional information related to unfunded credit reserves.

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of December 31, 2018 and 2017:

($ in thousands)	December 31, 2018
	Commercial				Consumer			Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer
Allowance for loan losses
Individually evaluated for impairment	$1,219	$208	$75	$—	$34	$5	$2,491	$4,032
Collectively evaluated for impairment	190,121	38,823	19,208	20,282	31,306	5,769	1,759	307,268
Acquired with deteriorated credit quality	—	22	—	—	—	—	—	22
Total	$191,340	$39,053	$19,283	$20,282	$31,340	$5,774	$4,250	$311,322
Recorded investment in loans
Individually evaluated for impairment	$57,088	$30,352	$5,560	$—	$13,460	$9,956	$2,502	$118,918
Collectively evaluated for impairment	11,997,730	9,254,231	2,240,946	538,752	5,925,798	1,672,023	328,768	31,958,248
Acquired with deteriorated credit quality (1)	2,152	165,252	34,526	42	97,196	8,855	—	308,023
Total (1)	$12,056,970	$9,449,835	$2,281,032	$538,794	$6,036,454	$1,690,834	$331,270	$32,385,189

($ in thousands)	December 31, 2017
	Commercial				Consumer			Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer
Allowance for loan losses
Individually evaluated for impairment	$16,094	$684	$88	$—	$534	$4	$2,491	$19,895
Collectively evaluated for impairment	146,964	40,495	19,021	26,881	25,828	7,350	636	267,175
Acquired with deteriorated credit quality	—	58	—	—	—	—	—	58
Total	$163,058	$41,237	$19,109	$26,881	$26,362	$7,354	$3,127	$287,128
Recorded investment in loans
Individually evaluated for impairment	$98,685	$35,556	$10,636	$3,973	$14,338	$5,208	$2,491	$170,887
Collectively evaluated for impairment	10,586,751	8,623,653	1,844,492	655,353	4,514,573	1,763,709	334,013	28,322,544
Acquired with deteriorated credit quality (1)	11,795	277,688	61,048	371	117,378	14,007	—	482,287
Total (1)	$10,697,231	$8,936,897	$1,916,176	$659,697	$4,646,289	$1,782,924	$336,504	$28,975,718

(1)	Loans net of ASC 310-30 discount.

Purchased Credit-Impaired Loans

At the date of acquisition, PCI loans are pooled and accounted for at fair value, which represents the discounted value of the expected cash flows of the loan portfolio. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flows expectation. The cash flows expected over the life of the pools are estimated by an internal cash flows model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows. The amount of expected cash flows over the initial investment in the loan represents the “accretable yield,” which is recognized as interest income on a level yield basis over the life of the loan. Projected loss rates and prepayment speeds affect the estimated life of PCI loans, which may change the amount of interest income, and possibly principal, expected to be collected. The excess of total contractual cash flows over the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the “nonaccretable difference.”

The following table presents the changes in accretable yield on PCI loans for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Accretable yield for PCI loans, beginning of period	$101,977	$136,247	$214,907
Accretion	(34,662)	(42,487)	(68,708)
Changes in expected cash flows	7,555	8,217	(9,952)
Accretable yield for PCI loans, end of period	$74,870	$101,977	$136,247

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held for investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of December 31, 2018, loans held-for-sale of $275 thousand consisted of single-family residential loans. In comparison, as of December 31, 2017, loans held-for-sale amounted to $78.2 million, which was comprised primarily of loans related to the then pending sale of the DCB branches of $78.1 million included in Branch assets held-for-sale on the Consolidated Balance Sheet. The sale was completed in March 2018. For additional information on this pending sale, see Note 2 — Dispositions and Held-for-Sale to the Consolidated Financial Statements. The remaining loans held-for-sale, which amounted to $85 thousand, were comprised of single-family residential loans.

Loan Purchases, Transfers and Sales

From time to time, the Company purchases and sells loans in the secondary market. Certain purchased loans are transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables present information on loan securitization, loan purchases into held-for-investment portfolio, reclassification of loans held-for-investment to/from held-for-sale, and sales during the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31, 2018
	Commercial				Consumer
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale (1)	$404,321	$62,291	$—	$—	$14,981	$—	$—	$481,593
Loans transferred from held-for-sale to held-for-investment	$2,306	$—	$—	$—	$—	$—	$—	$2,306
Sales (2)(3)(4)	$413,844	$62,291	$—	$—	$34,966	$—	$—	$511,101
Purchases (6)	$525,767	$—	$7,389	$—	$63,781	$—	$—	$596,937

($ in thousands)	Year Ended December 31, 2017
	Commercial				Consumer
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale (1)	$476,644	$52,217	$531	$1,609	$249	$—	$3,706	$534,956
Loans of DCB branches transferred from held-for-investment to held-for-sale (included in Branch assets held-for-sale) (1)	$17,590	$36,783	$12,448	$241	$6,416	$4,309	$345	$78,132
Sales (2)(3)(4)	$476,644	$52,217	$531	$1,609	$21,058	$—	$25,905	$577,964
Purchases (6)	$503,359	$—	$2,311	$—	$29,060	$—	$—	$534,730

($ in thousands)	Year Ended December 31, 2016
	Commercial				Consumer
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Loans transferred from held-for-investment to held-for-sale (1)	$434,137	$110,927	$269,791	$4,245	$—	$—	$—	$819,100
Loans transferred from held-for-sale to held-for-investment	$—	$—	$4,943	$—	$—	$—	$—	$4,943
Sales (2)(3)(4)	$434,137	$110,927	$61,268	$4,245	$18,092	$—	$—	$628,669
Securitization of loans held-for-investment (5)	$—	$—	$201,675	$—	$—	$—	$—	$201,675
Purchases (6)(7)	$646,793	$—	$5,658	$—	$488,577	$—	$—	$1,141,028

(1)
The Company recorded $14.6 million, $473 thousand and $1.9 million in write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)
Includes originated loans sold of $309.7 million, $178.2 million and $369.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Originated loans sold were primarily comprised of C&I loans for the year ended December 31, 2018; C&I, CRE and single-family residential loans for the year ended December 31, 2017; and C&I, CRE and multifamily residential loans for the year ended December 31, 2016.

(3)	Includes purchased loans sold in the secondary market of $201.4 million, $399.8 million and $259.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)
Net gains on sales of loans, excluding the lower of cost or fair value adjustments, were $6.6 million, $8.9 million and $10.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. No lower of cost or fair value adjustments were recorded for the year ended December 31, 2018. In comparison, lower of cost or fair value adjustments of $61 thousand and $5.6 million for the years ended December 31, 2017 and 2016, respectively, were recorded in Net gains on sales of loans on the Consolidated Statement of Income.

(5)
Represents multifamily residential loans securitized during the first quarter of 2016 that resulted in net gains of $1.1 million, mortgage servicing rights of $641 thousand and held-to-maturity investment security of $160.1 million.

(6)	C&I loan purchases for each of the year ended December 31, 2018, 2017 and 2016 were mainly comprised of C&I syndicated loans.

(7)	The higher loan purchases for the year ended December 31, 2016 was mainly due to $488.3 million of single-family residential loans purchased for CRA purposes.

Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The CRA encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in low or moderate income neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies (“LLCs”) that qualify for CRA and tax credits. Such entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. Each of the entities must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. In addition to affordable housing projects, the Company also invests in New Market Tax Credit projects that qualify for CRA credits and eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, while the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of December 31, 2018 and 2017:

($ in thousands)	December 31,
	2018	2017
Investments in qualified affordable housing partnerships, net	$184,873	$162,824
Accrued expenses and other liabilities — Unfunded commitments	$80,764	$55,815

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Tax credits and other tax benefits recognized	$39,262	$46,698	$37,252
Amortization expense included in income tax expense	$28,046	$38,464	$28,206

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, net, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of December 31, 2018 and 2017:

($ in thousands)	December 31,
	2018	2017
Investments in tax credit and other investments, net	$231,635	$224,551
Accrued expenses and other liabilities — Unfunded commitments	$80,228	$113,372

The following table presents additional information related to the Company’s investments in tax credit and other investments, net, for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Amortization expense included in noninterest expense	$89,628	$87,950	$83,446

As a result of the adoption of ASU 2016-01 in the first quarter of 2018, $31.2 million of equity securities with readily determinable fair values were included in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet as of December 31, 2018. These equity securities are CRA investments and were measured at fair value with changes in fair value recorded in net income. The unrealized losses recognized during the year ended December 31, 2018 on these equity securities totaled $547 thousand.

As of December 31, 2018, the Company’s unfunded commitments related to investments in qualified affordable housing partnerships, tax credit and other investments are estimated to be funded as follows:

Years Ending December 31,	Amount ($ in thousands)
2019	$108,602
2020	30,400
2021	8,615
2022	6,224
2023	5,401
Thereafter	1,750
Total	$160,992

Variable Interest Entities (“VIEs”)

The Company invests in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, historic rehabilitation projects, wind and solar projects, of which the majority of such investments are variable interest entities. As a limited partner in these partnerships, these investments are designed to generate a return primarily through the realization of federal tax credits and tax benefits. An unrelated third party is typically the general partner or managing member who has control over the significant activities of such investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these structures due to the general partner or managing partner’s ability to manage the entity, which is indicative of power in them. The Company’s maximum exposure to loss in connection with these partnerships consist of the unamortized investment balance and any tax credits claimed subject to recapture.

Special purpose entities (“SPEs”) formed in connection with securitization transactions are generally considered VIEs. The Company is the servicer of the multifamily residential loans it has securitized in the first quarter of 2016. The Company does not consolidate the multifamily securitization entity because it does not have power and does not have a variable interest that could potentially be significant to the VIE.

Note 9 — Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. The Company assesses goodwill for impairment at the reporting unit level (at the same level as the Company’s business segment) on an annual basis as of December 31st of each year, or more frequently if events or circumstances, such as adverse changes in the economic or business environment, indicate there may be impairment. The Company organizes its operation into three reporting segments: (1) Consumer and Business Banking (referred to as “Retail Banking” in the Company’s prior quarterly Form 10-Q and annual Form 10-K filings); (2) Commercial Banking; and (3) Other. For information on how the reporting units are identified and components are aggregated, see Note 20 — Business Segments to the Consolidated Financial Statements.

There was no changes in the carrying amount of goodwill during the years ended December 31, 2017 and 2016. The following table presents changes in the carrying amount of goodwill by reporting unit during year ended December 31, 2018:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Total
Beginning Balance, January 1, 2018	$357,207	$112,226	$469,433
Disposition of the DCB branches	(3,886)	—	(3,886)
Ending Balance, December 31, 2018	$353,321	$112,226	$465,547

Accounting guidance permits an entity to first perform a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. The Company did not elect to perform this qualitative assessment in the 2018 annual goodwill impairment testing. For the two-step goodwill impairment test, the first step is to identify potential impairment by determining the fair value of each reporting unit and comparing such fair value to its corresponding carrying amount. If the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered not impaired and step two is unnecessary. If the fair value of a reporting unit is less than its carrying amount, the second step is performed to measure the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

The Company completed the quantitative step one analysis of goodwill impairment test as of December 31, 2018 using a combined income and market approach to determine the fair value of the reporting units. Under the income approach, the Company prepared a net income projection for the next three years plus a terminal growth rate that was used to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using the current fair values of comparable peer banks of similar size and focus. The market capitalizations and multiples of these peer banks were used to calculate the market price of the Company and each reporting unit. A control premium adjustment, which represents the cost savings that a purchaser of the reporting units could be achieved by eliminating duplicative costs, was applied to determine the fair value. Under the combined income and market approach, the fair value from each approach was weighed based on management’s judgment to determine the fair value. As a result of this analysis, the Company determined that there was no goodwill impairment as of December 31, 2018 as the fair value of all reporting units exceeded the carrying amount of their respective reporting unit.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions and are included in Other assets on the Consolidated Balance Sheet. These intangibles are tested for impairment on an annual basis, or more frequently as events occur or current circumstances and conditions warrant. Core deposit intangibles associated with the sale of the Bank’s DCB branches with a net carrying amount of $1.0 million were written off in the first quarter of 2018. There were no impairment write-downs on the remaining core deposit intangibles for the years ended December 31, 2018, 2017 and 2016.

The following table presents the gross carrying amount of core deposit intangible assets and accumulated amortization as of December 31, 2018 and 2017:

($ in thousands)	December 31,
	2018	2017
Gross balance (1)	$86,099	$100,166
Accumulated amortization (1)	(71,570)	(79,112)
Net carrying balance (1)	$14,529	$21,054

(1)	Excludes fully amortized core deposit intangible assets.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $5.5 million, $6.9 million and $8.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles for the five years succeeding December 31, 2018 and thereafter:

Amount
Years Ending December 31,	($ in thousands)
2019	$4,518
2020	3,634
2021	2,749
2022	1,865
2023	1,199
Thereafter	564
Total	$14,529

Note 10 — Deposits

The following table presents the composition of the Company’s deposits as of December 31, 2018 and 2017:

($ in thousands)	December 31,
	2018	2017
Core deposits:
Noninterest-bearing demand	$11,377,009	$10,887,306
Interest-bearing checking	4,584,447	4,419,089
Money market	8,262,677	8,359,425
Savings	2,146,429	2,308,494
Total core deposits	26,370,562	25,974,314
Time deposits:
Less than $100,000	1,957,121	1,176,973
$100,000 or greater	7,111,945	4,463,776
Total time deposits	9,069,066	5,640,749
Total deposits	$35,439,628	$31,615,063

The aggregate amount of domestic time deposits that meet or exceed the current Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $4.45 billion and $2.37 billion as of December 31, 2018 and 2017, respectively. The aggregate amount of foreign office time deposits, including both Hong Kong and China that meet or exceed the current FDIC insurance limit of $250,000 was $1.19 billion and $814.6 million as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, $621.3 million of interest-bearing demand deposits and $1.21 billion of time deposits were held by the Company’s branch in Hong Kong and subsidiary bank in China. As of December 31, 2017, $456.4 million of interest-bearing demand deposits and $841.3 million of time deposits were held by the Company’s branch in Hong Kong and subsidiary bank in China.

The following table presents the scheduled maturities of time deposits for the five years succeeding December 31, 2018 and thereafter:

($ in thousands)	Amount
2019	$8,413,358
2020	484,386
2021	68,186
2022	67,182
2023	9,026
Thereafter	26,928
Total	$9,069,066

Note 11 — Federal Home Loan Bank Advances and Long-Term Debt

FHLB Advances

FHLB advances to the Bank totaled $326.2 million and $323.9 million as of December 31, 2018 and 2017, respectively. The FHLB advances have floating interest rates that reset monthly or quarterly based on LIBOR. The weighted-average interest rate was 2.87% and 1.85% as of December 31, 2018 and 2017, respectively. The interest rates ranged from 1.79% to 2.98% and 0.67% to 1.95% for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, FHLB advances that will mature in the next five years include $81.9 million in 2019 and $244.3 million in 2022.

The Bank’s available borrowing capacity from FHLB advances totaled $6.11 billion and $6.83 billion as of December 31, 2018 and 2017, respectively. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB reduced by its outstanding FHLB advances. As of December 31, 2018 and 2017, all advances were secured by real estate loans.

Long-Term Debt

The following table presents the components of long-term debt as of December 31, 2018 and 2017:

($ in thousands)	December 31,
	2018	2017
Junior subordinated debt	$146,835	$146,577
Term loan	—	25,000
Total long-term debt	$146,835	$171,577

Junior Subordinated Debt

As of December 31, 2018, East West has six statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. The junior subordinated debt was issued in connection with the East West’s various pooled trust preferred securities offerings. The Trusts issued both fixed and variable rate capital securities, representing undivided preferred beneficial interests in the assets of the Trusts, to third party investors. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six of East West’s wholly-owned subsidiaries in conjunction with these transactions. The common stock is recorded in Other assets on the Consolidated Balance Sheet for the amount issued in connection with these junior subordinated debt issuances.

The following table presents the outstanding junior subordinated debt issued by each trust as of December 31, 2018 and 2017:

Issuer	Stated Maturity (1)	Stated Interest Rate	Current Rate	December 31, 2018		December 31, 2017
				Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts
($ in thousands)
East West Capital Trust V	November 2034	3-month LIBOR + 1.80%	4.45%	$464	$15,000	$464	$15,000
East West Capital Trust VI	September 2035	3-month LIBOR + 1.50%	4.29%	619	20,000	619	20,000
East West Capital Trust VII	June 2036	3-month LIBOR + 1.35%	4.14%	928	30,000	928	30,000
East West Capital Trust VIII	June 2037	3-month LIBOR + 1.40%	4.14%	619	18,000	619	18,000
East West Capital Trust IX	September 2037	3-month LIBOR + 1.90%	4.69%	928	30,000	928	30,000
MCBI Statutory Trust I	December 2035	3-month LIBOR + 1.55%	4.34%	1,083	35,000	1,083	35,000
Total				$4,641	$148,000	$4,641	$148,000

(1)	All the debt instruments mature more than five years after December 31, 2018 and are subject to call options where early redemption requires appropriate notice.

The proceeds from these issuances represent liabilities of East West to the Trusts and are reported on the Consolidated Balance Sheet as a component of Long-term debt. Interest payments on these securities are made quarterly and are deductible for tax purposes.

Term Loan

In 2013, East West entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million were due quarterly. The term loan bears interest at the rate of the three-month LIBOR plus 150 basis points and the weighted-average interest rate was 3.60% and 2.70% for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the term loan had no outstanding balances as East West had made all scheduled principal repayments on the term loan. As of December 31, 2017, the outstanding balance of the term loan was $25.0 million.

Note 12 — Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers — Topic 606 and all subsequent ASUs that modified ASC 606, Revenue from Contracts with Customers. The Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The new standard did not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s previously existing accounting for contracts within the scope of the new standard. There was no cumulative effect adjustment to retained earnings as a result of adopting this new standard.

The following tables present revenue from contracts with customers within the scope of ASC 606 and other noninterest income, segregated by operating segments for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers (1):
Branch fees:
Deposit service charges and related fee income	$22,474	$12,326	$423	$35,223
Card income	3,880	756	—	4,636
Wealth management fees	13,357	428	—	13,785
Total revenue from contracts with customers	$39,711	$13,510	$423	$53,644
Other sources of noninterest income (2)	45,896	96,777	14,592	157,265
Total noninterest income	$85,607	$110,287	$15,015	$210,909

($ in thousands)	Year Ended December 31, 2017
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers (1):
Branch fees:
Deposit service charges and related fee income	$24,109	$11,476	$464	$36,049
Card income	3,938	938	—	4,876
Wealth management fees	12,218	1,756	—	13,974
Total revenue from contracts with customers	$40,265	$14,170	$464	$54,899
Other sources of noninterest income (2)	14,186	95,919	92,744	202,849
Total noninterest income	$54,451	$110,089	$93,208	$257,748

($ in thousands)	Year Ended December 31, 2016
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers (1):
Branch fees:
Deposit service charges and related fee income	$23,965	$10,200	$345	$34,510
Card income	4,352	763	29	5,144
Wealth management fees	9,425	3,171	4	12,600
Total revenue from contracts with customers	$37,742	$14,134	$378	$52,254
Other sources of noninterest income (2)	13,509	81,422	35,093	130,024
Total noninterest income	$51,251	$95,556	$35,471	$182,278

(1)
There were no adjustments to the Company’s financial statements recorded as a result of the adoption of ASC 606. For comparability, the Company has adjusted prior period amounts to conform to the current period’s presentation.

(2)	Primarily represents revenue from contracts with customers that are out of the scope of ASC 606.

Generally, the Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are typically satisfied as services are rendered. The Company generally records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services. The Company records contract assets when services are provided to customers before payment is received or before payment is due. Since the Company receives payments for its services during the period or at the time services are provided, there were no contract asset or receivable balances as of both December 31, 2018 and 2017.

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

Note 13 — Income Taxes

The following table presents the components of income tax expense for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Current income tax expense:
Federal	$63,035	$120,968	$63,642
State	64,917	72,837	48,558
Foreign	3,513	1,815	1,345
Total current income tax expense	131,465	195,620	113,545
Deferred income tax (benefit) expense:
Federal	(11,870)	40,057	25,296
State	(4,600)	(6,201)	1,883
Foreign	—	—	(213)
Total deferred income tax (benefit) expense	(16,470)	33,856	26,966
Income tax expense	$114,995	$229,476	$140,511

Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result of the adoption of this new guidance, all excess tax benefits on share-based payment awards, which amounted to $5.1 million and $4.8 million, were recognized in Income tax expense on the Consolidated Statement of Income for the years ended December 31, 2018 and 2017, respectively. Prior to the adoption of ASU 2016-09, any excess tax benefits were recognized in Additional paid-in capital on the Consolidated Statement of Changes in Stockholders’ Equity to offset current-period and subsequent-period tax deficiencies. Hence, the preceding table does not include these excess tax benefits recorded directly to the Consolidated Statement of Changes in Stockholders’ Equity of $1.1 million for the year ended December 31, 2016.

The following table presents the reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Federal income tax provision at statutory rate	21.0%	35.0%	35.0%
State franchise taxes, net of federal tax effect	5.8	5.9	6.1
Tax Cuts and Jobs Act of 2017 (the “Tax Act”)	0.1	4.5	—
Tax credits, net of amortization	(13.3)	(15.1)	(18.3)
Other, net	0.4	0.9	1.8
Effective tax rate	14.0%	31.2%	24.6%

On December 22, 2017, the Tax Act was signed into law, resulting in significant changes to the Internal Revenue Code. Changes include, but are not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018; allowing the expensing of 100% of the cost of acquired qualified property placed in service after September 27, 2017; transitioning from a worldwide tax system to a territorial system; imposing a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, and eliminating the carrybacks of tax credits and net operating losses (“NOLs”) incurred after December 31, 2017. In addition, NOLs incurred after December 31, 2017 cannot offset more than 80% of taxable income for any future year, but may be carried forward indefinitely. ASC 740, Income Taxes, requires companies to recognize the effect of the Tax Act in the period of enactment. Hence, such effects were recognized in the Company’s 2017 Consolidated Financial Statements, even though the effective date of the law for most provisions is January 1, 2018.

Based on reasonable estimates, the Company recorded $41.7 million of income tax expense in the fourth quarter of 2017 related to the impact of the Tax Act, the period in which the legislation was enacted. This amount was primarily related to the remeasurements of certain deferred tax assets and liabilities of $33.1 million, as well as the remeasurements of tax credits and other tax benefits related to qualified affordable housing partnerships of $7.9 million. During the year ended December 31, 2018, management finalized its assessment of the initial impact of the Tax Act, which resulted in an increase in income tax expense of $985 thousand during the same period ensuing from the remeasurement of deferred tax assets and liabilities. The overall impact of the Tax Act was a one-time increase in income tax expense of $42.7 million.

The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2018 and 2017 are presented below:

($ in thousands)	December 31,
	2018				2017
	Federal	State	Foreign	Total	Federal	State	Foreign	Total
Deferred tax assets:
Allowance for loan losses and OREO reserves	$66,510	$30,366	$1,366	$98,242	$62,942	$28,857	$1,365	$93,164
Tax credit carryforwards	24,116	2,715	—	26,831	—	—	—	—
Unrealized losses on securities	13,127	7,106	—	20,233	10,730	5,354	—	16,084
Deferred compensation	13,081	5,919	—	19,000	11,483	5,220	—	16,703
Interest income on nonaccrual loans	5,922	2,680	—	8,602	5,396	2,451	—	7,847
State taxes	4,898	—	—	4,898	5,217	—	—	5,217
Mortgage servicing assets	1,406	605	—	2,011	2,727	1,206	—	3,933
Fixed assets	(1,047)	1,932	—	885	—	—	—	—
Other, net	2,027	5,422	97	7,546	744	5,481	97	6,322
Total gross deferred tax assets	130,040	56,745	1,463	188,248	99,239	48,569	1,462	149,270
Valuation allowance	—	(128)	—	(128)	—	(256)	—	(256)
Total deferred tax assets, net of valuation allowance	$130,040	$56,617	$1,463	$188,120	$99,239	$48,313	$1,462	$149,014
Deferred tax liabilities:
Equipment financing	$(26,040)	$(4,483)	$—	$(30,523)	$(21,844)	$(3,760)	$—	$(25,604)
Investments in qualified affordable housing partnerships, tax credit and other investments, net	(31,098)	3,806	—	(27,292)	(10,838)	7,025	—	(3,813)
Core deposit intangibles	(3,048)	(1,494)	—	(4,542)	(4,408)	(2,117)	—	(6,525)
Acquired loans and OREO	(1,293)	(318)	(406)	(2,017)	(2,252)	(754)	(406)	(3,412)
FHLB stock dividends	(1,285)	(581)	—	(1,866)	(1,285)	(583)	—	(1,868)
Acquired debt	(1,219)	(552)	—	(1,771)	(1,273)	(578)	—	(1,851)
Prepaid expenses	(831)	(376)	—	(1,207)	(4,142)	(1,517)	—	(5,659)
Fixed assets	—	—	—	—	(2,671)	914	—	(1,757)
Other, net	(923)	(338)	—	(1,261)	(510)	(609)	—	(1,119)
Total gross deferred tax liabilities	$(65,737)	$(4,336)	$(406)	$(70,479)	$(49,223)	$(1,979)	$(406)	$(51,608)
Net deferred tax assets	$64,303	$52,281	$1,057	$117,641	$50,016	$46,334	$1,056	$97,406

Deferred tax benefits of $3.6 million, $1.5 million and $16.4 million related to net unrealized losses on available-for-sale investment securities are recorded as changes in AOCI for the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2017, the AOCI was not adjusted to reflect the impact of the Tax Act on the remeasurement of deferred tax assets arising from these net unrealized losses, which was recognized in income tax expense. This resulted in stranded tax effects within the AOCI related to available-for-sale investment securities not reflecting the appropriate new tax rate (which is 21%). During the first quarter of 2018, the Company early adopted ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits companies to reclassify the stranded tax effects resulting from the Tax Act from AOCI to retained earnings on a retrospective basis. The adoption of the guidance resulted in a cumulative-effect adjustment as of January 1, 2018 that increased retained earnings by $6.7 million and reduced AOCI by the same amount.

The tax benefits of deductible temporary differences and tax carryforwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carryforwards to be more likely than not. A valuation allowance is used, as needed, to reduce the deferred tax assets to the amount that is more likely than not to be realized. Evidence the Company considered includes the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes), and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company expects to have sufficient taxable income in future years to fully realize its deferred tax assets. Apart from this factor, the Company also performed an overall assessment by weighing all positive evidence against all negative evidence and concluded that it is more likely than not that all of the benefits of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state NOL carryforwards. For states other than California, Georgia, Massachusetts and New York, because management believes that the state NOL carryforwards may not be fully utilized, a valuation allowance of $128 thousand and $256 thousand was recorded for such carryforwards as of December 31, 2018 and 2017, respectively. The Company believes that adequate provisions have been made for all income tax uncertainties consistent with the standards of ASC 740-10. As of December 31, 2018 and 2017, the Company recorded net deferred tax assets of $117.6 million and $97.4 million, respectively, in Other assets on the Consolidated Balance Sheet.

The following table presents the activities related to the Company’s unrecognized tax position for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Beginning Balance	$10,419	$10,419	$7,125
Additions for tax positions related to prior years	—	—	5,819
Deductions for tax positions related to prior years	(3,969)	—	—
Settlements with taxing authorities	(2,072)	—	(2,525)
Ending Balance	$4,378	$10,419	$10,419

As of December 31, 2018 and 2017, the balance of the Company’s unrecognized tax position that, if recognized, would favorably affect the effective tax rate in the future was $3.5 million and $8.2 million, respectively. The Company recognizes interest and penalties, if applicable, related to the underpayment of income taxes as a component of Income tax expense on the Consolidated Statement of Income. The Company recorded a (reversal) charge of $(2.0) million, $450 thousand and $6.2 million of interest and penalties for the years ended December 31, 2018, 2017 and 2016, respectively. Total accrued interest and penalties included in Accrued expenses and other liabilities on the Consolidated Balance Sheet were $6.3 million and $8.4 million as of December 31, 2018 and 2017, respectively.

The foreign provision for income taxes is based on foreign pre-tax earnings of $14.1 million, $7.3 million and $4.5 million for the years ended 2018, 2017 and 2016, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the U.S. All of the Company’s undistributed international earnings intended to be indefinitely reinvested in operations outside the U.S. were generated by the Company’s subsidiary organized in China. As of December 31, 2018, U.S. income taxes have not been provided on a cumulative total of $52.3 million of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be $6.2 million.

Beginning with its 2012 tax year, the Company has executed a Memorandum of Understanding (“MOU”) with the Internal Revenue Service (“IRS”) to voluntarily participate in the IRS Compliance Assurance Process (“CAP”). Under the CAP, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year. The objective of the CAP is to resolve issues in a timely and contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Company has executed a MOU with the IRS through 2019 tax year. For federal tax purposes, the IRS had completed the 2017 and earlier tax years’ corporate income tax return examination. In addition, the state of California had initiated an audit of the Company’s corporate income tax return for the 2014 tax year as of December 31, 2018. The Company does not believe that the outcome of unresolved issues or claims in any tax jurisdiction is likely to be material to the Company’s financial position, cash flows or results of operations. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2018. The Company is also evaluating the possibility of recording an uncertain tax position liability in 2019 with regards to its investments in mobile solar generators sold and managed by DC Solar and its affiliates (“DC Solar”). For further information, see Note 23 — Subsequent Events.

Note 14 — Commitments, Contingencies and Related Party Transactions

Commitments to Extent Credit — In the normal course of business, the Company provides customers loan commitments on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded commitments, and outstanding commercial and SBLCs.

The following table presents the Company’s credit-related commitments as of December 31, 2018 and 2017:

($ in thousands)	December 31,
	2018	2017
Loan commitments	$5,147,821	$5,075,480
Commercial letters of credit and SBLCs	$1,796,647	$1,655,897

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of December 31, 2018, total letters of credit of $1.80 billion were comprised of SBLCs of $1.71 billion and commercial letters of credit of $81.9 million.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves, and amounted to $12.4 million as of December 31, 2018 and $12.7 million as of December 31, 2017. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Guarantees — The Company sells or securitizes loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the types of guarantees the Company had outstanding as of December 31, 2018 and 2017:

($ in thousands)	Maximum Potential Future Payments		Carrying Value
	December 31,		December 31,
	2018	2017	2018	2017
Single-family residential loans sold or securitized with recourse	$16,700	$20,240	$16,700	$20,240
Multifamily residential loans sold or securitized with recourse	17,058	18,482	69,974	93,477
Total	$33,758	$38,722	$86,674	$113,717

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves and totaled $123 thousand and $214 thousand as of December 31, 2018 and 2017, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

Lease Commitments — The Company has commitments for leasing premises under the terms of non-cancellable operating leases. Rental expense amounted to $31.9 million, $29.7 million and $24.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum rental payments under non-cancellable operating leases are estimated as follows:

Years Ending December 31,	Amount ($ in thousands)
2019	$42,008
2020	36,169
2021	30,735
2022	21,395
2023	14,986
Thereafter	40,357
Total	$185,650

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements. As of December 31, 2018 and 2017, these commitments were $161.0 million and $169.2 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. Refer to Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements for the years these commitments are expected to be funded.

Related Party Transactions — In the ordinary course of business, the Company may extend credit to related parties, including executive officers, directors and principal shareholders. These related party loans were not material for the years ended December 31, 2018 and 2017.

Note 15 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock awards (“RSAs”), RSUs, stock appreciation rights, stock purchase warrants, phantom stock and dividend equivalents to eligible employees, consultants, other service providers, and non-employee directors of the Company and its subsidiaries. There were no outstanding stock awards other than RSUs as of December 31, 2018, 2017 and 2016. An aggregate of 14.0 million shares of common stock were authorized under the 2016 Stock Incentive Plan, and the total number of shares available for grant was approximately 4.2 million as of December 31, 2018.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Stock compensation costs	$30,937	$24,657	$22,102
Related net tax benefits for stock compensation plans	$5,089	$4,775	$1,055

RSUs — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. RSUs entitle the recipient to receive cash dividend equivalents to any dividends paid on the underlying common stock during the period the RSUs are outstanding. RSU dividends are accrued during the vesting period and are paid at the time of vesting. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals referred to as “Performance-based RSUs.” All RSUs are subject to forfeiture until vested.

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

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs for the year ended December 31, 2018. The number of outstanding performance-based RSUs stated below assumes the associated performance targets will be met at the target level.

	Year Ended December 31, 2018
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	1,166,580	$42.00	424,299	$41.44
Granted	427,805	66.86	120,286	70.13
Vested	(349,939)	39.84	(133,295)	41.15
Forfeited	(123,055)	50.48	—	—
Outstanding, end of year	1,121,391	$51.22	411,290	$49.93

The weighted-average grant date fair value of the time-based awards granted during the years ended December 31, 2018, 2017 and 2016 was $66.86, $55.28 and $31.86, respectively. The weighted-average grant date fair value of the performance-based awards granted during the years ended December 31, 2018, 2017 and 2016 was $70.13, $56.59 and $29.18, respectively. The total fair value of time-based awards that vested during the years ended December 31, 2018, 2017 and 2016 was $23.1 million, $17.2 million and $4.2 million, respectively. The total fair value of performance-based awards that vested during the years ended December 31, 2018, 2017 and 2016 was $16.2 million, $13.0 million and $4.4 million, respectively.

As of December 31, 2018, there were $31.9 million and $11.6 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. These costs are expected to be recognized over a weighted-average period of 1.91 years and 1.80 years, respectively.

Stock Purchase Plan — The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) provides eligible employees of the Company the right to purchase shares of its common stock at a discount. Employees could purchase shares at 90% of the fair market price subject to an annual purchase limitation of $22,500 per employee. As of December 31, 2018, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense has been recognized. 2,000,000 shares of the Company’s common stock have been made available-for-sale under the Purchase Plan. During the years ended December 31, 2018 and 2017, 51,541 shares totaling $2.8 million and 45,343 shares totaling $2.3 million, respectively, have been sold to employees under the Purchase Plan. As of December 31, 2018, there were 475,146 shares available under the Purchase Plan.

Note 16 — Employee Benefit Plans

The Company sponsors a defined contribution plan, the East West Bank Employees 401(k) Savings Plan (the “Plan”), designed to provide retirement benefits financed by participants’ tax deferred contributions for the benefits of its employees. A Roth 401(k) investment option is also available to the participants, with contributions to be made on an after-tax basis. Under the terms of the Plan, eligible employees may elect to defer up to 80% of their compensation before taxes, up to the dollar limit imposed by the IRS for tax purposes. Participants can also designate a part or all of their contributions as Roth 401(k) contributions. Effective as of April 1, 2014, the Company matches 75% of the first 6% of the Plan participant’s deferred compensation. The Company’s contributions to the Plan are determined annually by the Board of Directors in accordance with the Plan requirements. Plan participants become vested in matching contributions received from the Company at the rate of 20% per year for each full year of service, such that the Plan participants become 100% vested after five years of credited service. For the Plan years ended December 31, 2018, 2017 and 2016, the Company expensed $9.9 million, $8.9 million and $8.4 million, respectively.

During 2002, the Company adopted a Supplemental Executive Retirement Plan (“SERP”) pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers’ years of service and compensation. The SERP meets the definition of a pension plan per ASC 715-30, Compensation — Retirement Benefits — Defined Benefit Plans — Pension. The SERP is an unfunded, non-qualified plan under which the participants have no rights beyond those of a general creditor of the Company, and there are no specific assets set aside by the Company in connection with the plan. As of December 31, 2018, there were no additional benefits to be accrued for under the SERP. As of each of December 31, 2018 and 2017, there was one executive officer remaining under the SERP. For the years ended December 31, 2018, 2017 and 2016, $332 thousand, $331 thousand and $624 thousand, respectively, of benefits were expensed and accrued for. The benefit obligation was $4.2 million as of both December 31, 2018 and 2017. The following table presents a summary of expected SERP payments to be paid for the next five years and thereafter as of December 31, 2018:

Years Ending December 31,	Amount ($ in thousands)
2019	$329
2020	339
2021	349
2022	359
2023	370
Thereafter	7,484
Total	$9,230

Note 17 — Stockholders’ Equity and Earnings Per Share

Stock Repurchase Program — On July 17, 2013, the Company’s Board authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company has not repurchased any shares under this program thereafter, including during 2018 and 2017. Although this program has no stated expiration date, the Company does not intend to repurchase any shares pursuant to this program absent further action of the Company’s Board.

Warrant — The Company acquired MetroCorp Bancshares, Inc. on January 17, 2014. Prior to the acquisition, MetroCorp Bancshares, Inc. had outstanding warrants to purchase 771,429 shares of its common stock. Upon the acquisition, the rights of the warrant holders were converted into the rights to acquire 230,282 shares of East West’s common stock until January 16, 2019. The warrant was exercised on January 7, 2019.

Quarterly Dividends — The Company declared quarterly cash dividends on its common stock of $0.20 per share for the first two quarters of 2018 and $0.23 per share for the remaining quarters of 2018. The quarterly cash dividends declared on its common stock for each quarter of 2017 and 2016 were $0.20 per share. Total cash dividends of $126.0 million, $117.0 million and $116.6 million were declared to the Company’s common stockholders during the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table presents the EPS calculations for the years ended December 31, 2018, 2017 and 2016:

($ and shares in thousands, except per share data)	Year Ended December 31,
	2018	2017	2016
Basic:
Net income	$703,701	$505,624	$431,677

Basic weighted-average number of shares outstanding	144,862	144,444	144,087
Basic EPS	$4.86	$3.50	$3.00

Diluted:
Net income	$703,701	$505,624	$431,677

Basic weighted-average number of shares outstanding	144,862	144,444	144,087
Diluted potential common shares (1)	1,307	1,469	1,085
Diluted weighted-average number of shares outstanding (1)	146,169	145,913	145,172
Diluted EPS	$4.81	$3.47	$2.97

(1)	Includes dilutive shares from RSUs and warrants for the years ended December 31, 2018, 2017 and 2016.

For the years ended December 31, 2018, 2017 and 2016, 10 thousand, 14 thousand and 8 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation.

Note 18 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Balance, December 31, 2015	$(6,144)	$(8,797)	$(14,941)
Net unrealized losses arising during the period	(16,623)	(10,577)	(27,200)
Amounts reclassified from AOCI	(6,005)	—	(6,005)
Changes, net of tax	(22,628)	(10,577)	(33,205)
Balance, December 31, 2016	$(28,772)	$(19,374)	$(48,146)
Net unrealized gains arising during the period	2,531	12,753	15,284
Amounts reclassified from AOCI	(4,657)	—	(4,657)
Changes, net of tax	(2,126)	12,753	10,627
Balance, December 31, 2017	$(30,898)	$(6,621)	$(37,519)
Cumulative effect of change in accounting principle related to marketable equity securities (2)	385	—	385
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (3)	(6,656)	—	(6,656)
Balance, January 1, 2018, adjusted	(37,169)	(6,621)	(43,790)
Net unrealized losses arising during the period	(6,866)	(5,732)	(12,598)
Amounts reclassified from AOCI	(1,786)	—	(1,786)
Changes, net of tax	(8,652)	(5,732)	(14,384)
Balance, December 31, 2018	$(45,821)	$(12,353)	$(58,174)

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

The following table presents the components of other comprehensive (loss) income, reclassifications to net income and the related tax effects for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Year Ended December 31,
	2018			2017			2016
	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax
Available-for-sale investment securities:
Net unrealized (losses) gains arising during the period	$(9,748)	$2,882	$(6,866)	$4,368	$(1,837)	$2,531	$(28,681)	$12,058	$(16,623)
Net realized gains reclassified into net income (1)	(2,535)	749	(1,786)	(8,037)	3,380	(4,657)	(10,362)	4,357	(6,005)
Net change	(12,283)	3,631	(8,652)	(3,669)	1,543	(2,126)	(39,043)	16,415	(22,628)
Foreign currency translation adjustments:
Net unrealized (losses) gains arising during the period	(5,732)	—	(5,732)	12,753	—	12,753	(10,577)	—	(10,577)
Net change	(5,732)	—	(5,732)	12,753	—	12,753	(10,577)	—	(10,577)
Other comprehensive (loss) income	$(18,015)	$3,631	$(14,384)	$9,084	$1,543	$10,627	$(49,620)	$16,415	$(33,205)

(1)	For the years ended December 31, 2018, 2017 and 2016, pre-tax amounts were reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statement of Income.

Note 19 — Regulatory Requirements and Matters

Capital Adequacy — The Company and the Bank are subject to regulatory capital adequacy requirements administered by the federal banking agencies. The Bank is a member bank of the Federal Reserve System and is primarily regulated by the Federal Reserve Bank. Effective January 1, 2015, the Company and the Bank are required to comply with the Basel III Capital Rules adopted by the Federal Reserve Bank. The capital requirements under the Basel III framework, among other things, prescribed a new standardized approach for determining risk-weighted assets (“RWAs”) used in calculating capital ratios, increased minimum required capital ratios, and introduced a minimum Common Equity Tier 1 (“CET1”) capital ratio to ensure that banking organizations hold sufficient high quality regulatory capital that is available to absorb losses on a going-concern basis. Both the Company and the Bank are standardized approaches institutions under Basel III Capital Rules. The Basel III Capital Rule requires that banking organizations maintain a minimum CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0% to be considered adequately capitalized. Failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. The Basel III Capital Rules also introduced a capital conservation buffer designed to absorb losses during periods of economic stress. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and is being phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

As of December 31, 2018 and 2017, the Company and the Bank were both categorized as well capitalized based on applicable U.S. regulatory capital ratio requirements in accordance with Basel III standardized approaches, as set forth in the table below. The Company believes that no changes in conditions or events have occurred since December 31, 2018, which would result in changes that would cause the Company or the Bank to fall below the well capitalized level. The following table presents the regulatory capital information of the Company and the Bank as of December 31, 2018 and 2017:

	Basel III
	December 31, 2018				December 31, 2017
($ in thousands)	Actual		Minimum Capital Ratios (3)	Well Capitalized Requirement	Actual		Minimum Capital Ratios (3)	Well Capitalized Requirement
	Amount	Ratio	Ratio	Ratio	Amount	Ratio	Ratio	Ratio

Total capital (to risk-weighted assets)
Company	$4,438,730	13.7%	9.88%	10.0%	$3,838,516	12.9%	9.25%	10.0%
East West Bank	$4,268,616	13.1%	9.88%	10.0%	$3,679,261	12.4%	9.25%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$3,966,842	12.2%	7.88%	8.0%	$3,390,070	11.4%	7.25%	8.0%
East West Bank	$3,944,728	12.1%	7.88%	8.0%	$3,378,815	11.4%	7.25%	8.0%
CET1 capital (to risk-weighted assets)
Company	$3,966,842	12.2%	6.38%	6.5%	$3,390,070	11.4%	5.75%	6.5%
East West Bank	$3,944,728	12.1%	6.38%	6.5%	$3,378,815	11.4%	5.75%	6.5%
Tier 1 leverage capital (to adjusted average assets)
Company (1)	$3,966,842	9.9%	4.0%	N/A	$3,390,070	9.2%	4.0%	N/A
East West Bank	$3,944,728	9.8%	4.0%	5.0%	$3,378,815	9.2%	4.0%	5.0%
Risk-weighted assets
Company	$32,497,296	N/A	N/A	N/A	$29,669,251	N/A	N/A	N/A
East West Bank	$32,477,002	N/A	N/A	N/A	$29,643,711	N/A	N/A	N/A
Adjusted quarterly average total assets (2)
Company	$40,636,402	N/A	N/A	N/A	$37,307,975	N/A	N/A	N/A
East West Bank	$40,611,215	N/A	N/A	N/A	$37,283,273	N/A	N/A	N/A

(1)	The Tier 1 leverage capital well-capitalized requirement applies to the Bank only since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank-holding company.

(2)	Reflects adjusted average total assets for the years ended December 31, 2018 and 2017.

(3)	The CET1, Tier 1, and total capital minimum ratios include a transition capital conservation buffer of 1.875% and 1.25% for the years ended December 31, 2018 and 2017.
N/A — Not applicable.

Reserve Requirement — The Bank is required to maintain a percentage of its deposits as reserves at the FRB. The daily average reserve requirement was approximately $707.3 million and $699.4 million as of December 31, 2018 and 2017, respectively.

Regulatory Matters — The Bank entered into a Written Agreement (the “Written Agreement”), dated November 9, 2015, with the FRB, to correct less than satisfactory Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) programs detailed in a joint examination by the FRB and the California Department of Business Oversight (“DBO”). The Bank also entered into a related MOU with the DBO in 2015. The Written Agreement, among other things, required the Bank to enhance compliance programs related to the BSA and AML and Office of Foreign Assets Control (“OFAC”) laws, rules and regulations and retain an independent firm to conduct a review of the account and transaction activities covering a six-month period to determine whether any suspicious activity was properly identified and reported in accordance with applicable regulatory requirements. On July 9, 2018, the DBO terminated the MOU. On July 18, 2018, the FRB terminated the Written Agreement.

Notwithstanding the termination of the Written Agreement and the MOU, the operating and other conditions in the BSA/AML and OFAC programs and the auditing and oversight of the programs that led to the Written Agreement and MOU could lead to an increased risk of future examinations that may downgrade the regulatory ratings of the Bank or could lead to regulatory authorities taking other actions. This could have a material adverse effect on the Bank if the current programs are not sustained in a satisfactory way, which could lead to an increased risk of investigations by other government agencies that may result in fines, penalties, increased expenses or restrictions on operations.

Note 20 — Business Segments

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking (referred to as “Retail Banking” in the Company’s prior quarterly Form 10-Q and annual Form 10-K filings); (2) Commercial Banking; and (3) Other. These segments are defined by the type of customers and the related products and services provided, and reflect how financial information is currently evaluated by management. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of certain balance sheet and income statement items. Because of the interrelationships among the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. The Consumer and Business Banking segment also originates commercial loans through the Company’s branch network. However, since a portion of these commercial business loans are referred to the Commercial Banking segment, they are maintained and reported in the Commercial Banking segment. Other products and services provided by the Consumer and Business Banking segment include wealth management, treasury management, and foreign exchange services.

The Commercial Banking segment primarily generates commercial loans and deposits through commercial lending offices located in the U.S. and Greater China. Commercial loan products include commercial loans and lines of credit, trade finance loans and letters of credit, CRE loans, construction lending, affordable housing loans and letters of credit, asset-based lending, and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity hedging risk management.

The remaining centralized functions, including the treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, the Consumer and Business Banking and Commercial Banking segments.

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The internal reporting process derives operating segment results by utilizing allocation methodologies for revenue and expenses. Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing process. The process charges a cost to fund loans and allocates credits for funds provided from deposits using internal funds transfer pricing rates, which are based on market interest rates and other factors. With the increase in market interest rates during 2018, the costs charged to the segments for the funding of loans increased, as did the credits allocated to the segments for deposit balances. The treasury function within the Other segment is responsible for liquidity and interest rate management of the Company. Therefore, the net spread between the total internal funds transfer pricing charges and credits is recorded as part of net interest income in the Other segment.

The Company’s internal funds transfer pricing process is managed by the treasury function within the Other segment. The process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The Company’s internal funds transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions. Noninterest income and noninterest expense directly attributable to a segment are assigned to the related business segment. Indirect costs, including technology-related costs and corporate overhead, are allocated based on that segment’s estimated usage using factors, including but not limited to, full-time equivalent employees, net interest margin, and loan and deposit volume. Charge-offs are allocated to the respective segment directly associated with the loans that are charged off, and the remaining provision for credit losses is allocated to each segment based on loan volume. The Company’s internal reporting process utilizes a full-allocation methodology. Under this methodology, corporate expenses and indirect expenses incurred by the Other segment are allocated to the Consumer and Business Banking and the Commercial Banking segments, except certain treasury-related expenses and insignificant unallocated expenses.

Changes in the Company’s management structure and allocation or reporting methodologies may result in changes in the measurement of operating segment results. For comparability, results for prior year periods are generally reclassified for such changes, unless it is deemed not practicable to do so.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the years ended December 31, 2018, 2017 and 2016:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2018
Interest income	$466,504	$1,063,658	$121,541	$1,651,703
Charge for funds used	(245,487)	(535,445)	(54,174)	(835,106)
Interest spread on funds used	221,017	528,213	67,367	816,597
Interest expense	(149,032)	(52,613)	(63,550)	(265,195)
Credit on funds provided	655,230	130,050	49,826	835,106
Interest spread on funds provided	506,198	77,437	(13,724)	569,911
Net interest income before provision for credit losses	$727,215	$605,650	$53,643	$1,386,508
Provision for credit losses	$9,364	$54,891	$—	$64,255
Noninterest income	$85,607	$110,287	$15,015	$210,909
Noninterest expense	$336,412	$228,627	$149,427	$714,466
Segment income (loss) before income taxes	$467,046	$432,419	$(80,769)	$818,696
Segment net income	$334,255	$309,926	$59,520	$703,701
As of December 31, 2018
Segment assets	$10,587,621	$23,761,469	$6,693,266	$41,042,356

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2017
Interest income	$364,906	$844,303	$115,910	$1,325,119
Charge for funds used	(142,619)	(326,902)	(64,256)	(533,777)
Interest spread on funds used	222,287	517,401	51,654	791,342
Interest expense	(76,770)	(24,603)	(38,677)	(140,050)
Credit on funds provided	445,304	61,019	27,454	533,777
Interest spread on funds provided	368,534	36,416	(11,223)	393,727
Net interest income before provision for credit losses	$590,821	$553,817	$40,431	$1,185,069
Provision for credit losses	$1,812	$44,454	$—	$46,266
Noninterest income	$54,451	$110,089	$93,208	$257,748
Noninterest expense	$319,645	$193,161	$148,645	$661,451
Segment income (loss) before income taxes	$323,815	$426,291	$(15,006)	$735,100
Segment net income	$190,404	$251,834	$63,386	$505,624
As of December 31, 2017
Segment assets	$9,316,587	$21,431,472	$6,373,504	$37,121,563

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2016
Interest income	$315,146	$726,013	$96,322	$1,137,481
Charge for funds used	(95,970)	(216,849)	(47,646)	(360,465)
Interest spread on funds used	219,176	509,164	48,676	777,016
Interest expense	(60,180)	(16,892)	(27,771)	(104,843)
Credit on funds provided	300,446	38,636	21,383	360,465
Interest spread on funds provided	240,266	21,744	(6,388)	255,622
Net interest income before (reversal of) provision for credit losses	$459,442	$530,908	$42,288	$1,032,638
(Reversal of) provision for credit losses	$(4,356)	$31,835	$—	$27,479
Noninterest income	$51,251	$95,556	$35,471	$182,278
Noninterest expense	$306,386	$171,805	$137,058	$615,249
Segment income (loss) before income taxes	$208,663	$422,824	$(59,299)	$572,188
Segment net income	$122,256	$248,474	$60,947	$431,677
As of December 31, 2016
Segment assets	$7,821,610	$19,128,510	$7,838,720	$34,788,840

Note 21 — Parent Company Condensed Financial Statements

The principal sources of East West’s income (on a Parent Company-only basis) are dividends from the Bank. In addition to dividend restrictions set forth in statutes and regulations, the banking agencies have the authority to prohibit or to limit the Bank from paying dividends, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The Bank declared $160.0 million, $255.0 million and $100.0 million of dividends to East West during the years ended December 31, 2018, 2017 and 2016, respectively. For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to East West, see Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds.

The following tables present the Parent Company-only condensed financial statements:

CONDENSED BALANCE SHEET

($ in thousands, except shares)	December 31,
	2018	2017
ASSETS
Cash and cash equivalents due from subsidiary bank	$149,411	$159,566
Investments in subsidiaries:
Bank	4,401,860	3,830,696
Nonbank	3,662	3,664
Investments in tax credit investments, net	23,259	25,511
Other assets	6,487	7,062
TOTAL	$4,584,679	$4,026,499
LIABILITIES
Long-term debt	$146,835	$171,577
Other liabilities	13,870	12,971
Total liabilities	160,705	184,548
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 165,867,587 and 165,214,770 shares issued in 2018 and 2017, respectively	166	165
Additional paid-in capital	1,789,811	1,755,330
Retained earnings	3,160,132	2,576,302
Treasury stock, at cost — 20,906,224 shares in 2018 and 20,671,710 shares in 2017	(467,961)	(452,327)
AOCI, net of tax	(58,174)	(37,519)
Total stockholders’ equity	4,423,974	3,841,951
TOTAL	$4,584,679	$4,026,499

CONDENSED STATEMENT OF INCOME

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Dividends from subsidiaries:
Bank	$160,000	$255,000	$100,000
Nonbank	175	4,118	107
Net gains on sales of available-for-sale investment securities	—	326	—
Other income	2	395	610
Total income	160,177	259,839	100,717
Interest expense on long-term debt	6,488	5,429	5,017
Compensation and employee benefits	5,559	5,065	5,001
Amortization of tax credit and other investments	413	5,908	13,851
Other expense	1,490	1,257	1,218
Total expense	13,950	17,659	25,087
Income before income tax benefit and equity in undistributed income of subsidiaries	146,227	242,180	75,630
Income tax benefit	3,404	18,182	26,041
Undistributed earnings of subsidiaries, primarily bank	554,070	245,262	330,006
Net income	$703,701	$505,624	$431,677

CONDENSED STATEMENT OF CASH FLOWS

($ in thousands)	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$703,701	$505,624	$431,677
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally bank	(554,070)	(245,262)	(330,006)
Amortization expenses	671	6,158	14,094
Deferred income tax expense	3,517	940	6,349
Gains on sales of available-for-sale investment securities	—	(326)	—
Net change in other assets	(595)	(3,341)	39,929
Net change in other liabilities	(45)	(560)	794
Net cash provided by operating activities	$153,179	$263,233	$162,837
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in investments in tax credit and other investments	(1,049)	(11,591)	(8,229)
Proceeds from distributions received from equity method investees	1,491	1,814	1,675
Available-for-sale investment securities:
Proceeds from the sales	—	18,326	—
Purchases	—	(9,000)	—
Net cash provided by (used in) investing activities	442	(451)	(6,554)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(25,000)	(15,000)	(20,000)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	2,846	2,280	2,081
Stocks tendered for payment of withholding taxes	(15,634)	(12,940)	(3,225)
Cash dividends paid	(125,988)	(116,820)	(115,828)
Other net financing activities	—	—	1,055
Net cash used in financing activities	(163,776)	(142,480)	(135,917)
Net (decrease) increase in cash and cash equivalents	(10,155)	120,302	20,366
Cash and cash equivalents, beginning of year	159,566	39,264	18,898
Cash and cash equivalents, end of year	$149,411	$159,566	$39,264

Note 22 — Quarterly Financial Information (Unaudited)

($ and shares in thousands, except per share data)	2018 Quarters
	Fourth	Third	Second	First
Interest and dividend income	$457,334	$422,185	$400,311	$371,873
Interest expense	87,918	73,465	58,632	45,180
Net interest income before provision for credit losses	369,416	348,720	341,679	326,693
Provision for credit losses	17,959	10,542	15,536	20,218
Net interest income after provision for credit losses	351,457	338,178	326,143	306,475
Noninterest income	41,695	46,502	48,268	74,444
Noninterest expense	188,097	179,815	177,419	169,135
Income before income taxes	205,055	204,865	196,992	211,784
Income tax expense	32,037	33,563	24,643	24,752
Net income	$173,018	$171,302	$172,349	$187,032

EPS
- Basic	$1.19	$1.18	$1.19	$1.29
- Diluted	$1.18	$1.17	$1.18	$1.28
Weighted-average number of shares outstanding
- Basic	144,960	144,921	144,899	144,664
- Diluted	146,133	146,173	146,091	145,939
Cash dividends declared per common share	$0.23	$0.23	$0.20	$0.20

($ and shares in thousands, except per share data)	2017 Quarters
	Fourth	Third	Second	First
Interest and dividend income	$359,765	$339,910	$322,775	$302,669
Interest expense	40,064	36,755	32,684	30,547
Net interest income before provision for credit losses	319,701	303,155	290,091	272,122
Provision for credit losses	15,517	12,996	10,685	7,068
Net interest income after provision for credit losses	304,184	290,159	279,406	265,054
Noninterest income	45,206	49,470	47,244	115,828
Noninterest expense	175,263	164,345	168,965	152,878
Income before income taxes	174,127	175,284	157,685	228,004
Income tax expense	89,229	42,624	39,355	58,268
Net income	$84,898	$132,660	$118,330	$169,736

EPS
- Basic	$0.59	$0.92	$0.82	$1.18
- Diluted	$0.58	$0.91	$0.81	$1.16
Weighted-average number of shares outstanding
- Basic	144,542	144,498	144,485	144,249
- Diluted	146,030	145,882	145,740	145,732
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20

Note 23 — Subsequent Events

On January 24, 2019, the Company’s Board of Directors declared first quarter 2019 cash dividends for the Company’s common stock. The common stock cash dividend of $0.23 per share was paid on February 15, 2019 to stockholders of record as of February 4, 2019.

The Company has previously invested in mobile solar generators sold and managed by DC Solar, which were included in Investments in tax credit and other investments, net on the Consolidated Balance Sheet. For reasons that were not known or knowable to the Company, DC Solar had its assets frozen in December 2018. DC Solar filed for Chapter 11 bankruptcy protection in February 2019. In February 2019, an affidavit from a Federal Bureau of Investigation (“FBI”) special agent stated that DC Solar was operating a fraudulent "Ponzi-like scheme" and that the majority of mobile solar generators sold to investors and managed by DC Solar and the majority of the related lease revenues claimed to have been received by DC Solar may not have existed. Certain investors in DC Solar, including the Company, received tax credits for making these renewable resource investments. The Company has claimed tax credit benefits of approximately $53.9 million in the Consolidated Financial Statements between 2014 through 2018. If the allegations set forth in the declaration filed by the FBI are proven to be accurate, up to the entire amount of the tax credits claimed by the Company could potentially be disallowed. Based on the information known as of the date of this annual report on the Form 10-K, the Company believes that this has not met the more-likely-than-not criterion to record an uncertain tax position liability. As a result of the information in the FBI declaration, the Company is evaluating whether or not an unrecognized tax liability exists under ASC 740, Income Taxes for an uncertain tax position in 2019 for at least part, if not potentially all, of the tax credit benefits the Company has claimed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2018, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, issued an audit report on the effectiveness of internal control over financial reporting as of December 31, 2018. The audit report is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
East West Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited East West Bancorp, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 27, 2019

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

The following table presents the Company’s executive officers’ names, ages, positions and offices, and business experience during the last five years as of February 27, 2019. There is no family relationship between any of the Company’s executive officers or directors. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

Name	Age (1)	Positions and Offices, and Business Experience
Dominic Ng	60	Chairman and Chief Executive Officer of the Company and the Bank since 1992.
Douglas P. Krause	62	Executive Vice President, General Counsel and Secretary of the Company and the Bank since 1996.
Irene H. Oh	41	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2010.
Andy Yen	61	Executive Vice President and Head of International and Commercial Banking since 2013

(1)	As of February 27, 2019.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of ethics is posted on the Company’s website at www.eastwestbank.com/govdocs.

Audit Committee Financial Experts

All members of the Audit Committee, namely Molly Campbell, Rudolph Estrada, Paul Irving, and Lester Sussman, are independent of management. The Company’s Board of Directors has determined that Molly Campbell, Rudolph Estrada, Paul Irving, and Lester Sussman are “Audit Committee Financial Experts,” as defined under Item 407(d)(5) of Regulation S-K.

Additional Information

The other information required by this item will be set forth in the following sections of the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2018 and this information is incorporated herein by reference:

•	Summary Information About Director Nominees

•	Board of Directors and Nominees

•	Director Nominee Qualifications and Experience

•	Director Independence, Financial Experts and Risk Management Experience

•	Board Leadership Structure

•	Board Meetings and Committees

•	Section 16(a) Beneficial Ownership Reporting Compliance

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the Company’s executive compensation is included in the 2019 Proxy Statement in the following sections and these sections are incorporated herein by reference:

•	Director Compensation

•	Compensation Discussion and Analysis

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the 2019 Proxy Statement under the heading “Stock Ownership of Principal Stockholders, Directors and Management.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s employee equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	4,189,366	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,189,366

(1)	Represents future shares available under the shareholder-approved 2016 Stock Incentive Plan effective May 24, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is included in the 2019 Proxy Statement in the following sections, which are incorporated herein by reference:

•	Director Independence, Financial Experts and Risk Management Experience

•	Certain Relationships and Related Transactions

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is included in the “Ratification of Auditors” section of the 2019 Proxy Statement, which is incorporated herein by reference.

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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

Glossary of Acronyms

ALCO	Asset/Liability Committee	HELOC	Home Equity Line of Credit
AML	Anti-Money Laundering	HVADC	High Volatility Acquisition, Development or Construction
AOCI	Accumulated Other Comprehensive Income (Loss)	HVCRE	High Volatility Commercial Real Estate
ASC	Accounting Standards Codification	IRS	Internal Revenue Service
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association, Inc.
BHC Act	Bank Holding Company Act of 1956, as amended	KBW	Keefe, Bruyette and Woods
BSA	Bank Secrecy Act	KRX	Keefe, Bruyette and Woods NASDAQ Regional Banking Index
C&I	Commercial and industrial	LCH	London Clearing House
CAP	Compliance Assurance Process	LHFI	Loans-held-for-investment
CCP	Central counterparties	LIBOR	London Interbank Offered Rate
CECL	Current Expected Credit Loss	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
CET1	Common Equity Tier 1	MMBTU	Million British Thermal Unit
CFPB	Consumer Financial Protection Bureau	MOU	Memorandum of Understanding
CME	Chicago Mercantile Exchange	NASDAQ	NASDAQ Global Select Market
COSO	Committee of Sponsoring Organizations of the Treadway Commission	NAV	Net Asset Value
CRA	Community Reinvestment Act	NOL	Net Operating Losses
CRE	Commercial real estate	NPA	Nonperforming Assets
DBO	California Department of Business Oversight	OFAC	Office of Foreign Assets Control
DCB	Desert Community Bank	OIS	Overnight Index Swap
DIF	Deposit Insurance Fund	OREO	Other real estate owned
DRR	Designated Reserve Ratio	OTTI	Other-than-temporary impairment
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	PCA	Prompt Corrective Action
EPS	Earnings Per Share	PCI	Purchased credit-impaired
ERM	Enterprise Risk Management	RMB	Chinese Renminbi
EVE	Economic Value of Equity	RPA	Credit Risk Participation Agreement
EWIS	East West Insurance Services, Inc.	RSU	Restricted stock unit
FASB	Financial Accounting Standards Board	S&P	Standard and Poor's
FBI	Federal Bureau of Investigation	SBLC	Standby letters of credit
FDIA	Federal Deposit Insurance Act	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FinCEN	Financial Crimes Enforcement Network	TDR	Troubled debt restructuring
FRB	Federal Reserve Bank of San Francisco	U.S.	United States
GAAP	United States Generally Accepted Accounting Principles	USD	U.S. Dollar
GLBA	Gramm-Leach-Bliley Act of 1999	VIE	Variable Interest Entities

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2019

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ DOMINIC NG
Dominic Ng
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOMINIC NG	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
Dominic Ng

/s/ IRENE H. OH	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2019
Irene H. Oh

/s/ MOLLY CAMPBELL	Director	February 27, 2019
Molly Campbell

/s/ IRIS S. CHAN	Director	February 27, 2019
Iris S. Chan

/s/ RUDOLPH I. ESTRADA	Lead Director	February 27, 2019
Rudolph I. Estrada

/s/ PAUL H. IRVING	Director	February 27, 2019
Paul H. Irving

/s/ HERMAN Y. LI	Director	February 27, 2019
Herman Y. Li

/s/ JACK C. LIU	Director	February 27, 2019
Jack C. Liu

/s/ LESTER M. SUSSMAN	Director	February 27, 2019
Lester M. Sussman

EXHIBIT INDEX

Exhibit No.	Exhibit Description
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

3.1.2
Amendment to Certificate of Incorporation to Increase Authorized Shares of the Registrant [Incorporated by reference from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2005 (File No. 000-24939).]

3.1.3
Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference to Exhibit A from the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 23, 2008 (File No. 000-24939).]

3.2
Amended and Restated Bylaws of the Registrant dated January 29, 2013 [Incorporated by reference to Exhibit 3.10 from Registrant’s Current Report on Form 8-K, filed with the Commission on January 30, 2013 (File No. 000-24939).]

3.3
Certificate of Designations of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A of the Registrant [Incorporated by reference to Exhibit 3.1 from Registrant’s Current Report on Form 8-K, filed with the Commission on April 30, 2008 (File No. 000-24939).]

4.1
Specimen Common Stock Certificate of Registrant [Incorporated by reference to Exhibit 4.1 from Registrant’s Registration Statement on Form S-4/A filed with the Commission on November 5, 1998 (File No. 333-63605).]

4.2
Form of Certificate of the Registrant’s 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A [Incorporated by reference to Exhibit 4.1 from Registrant’s Current Report on Form 8-K, filed with the Commission on April 30, 2008 (File No. 000-24939).]

10.1.1
Employment Agreement – Dominic Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

10.1.2
Amendment to Employment Agreement – Dominic Ng* [Incorporated by reference to Exhibit 10.1.2 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on February 27, 2017 (File No. 000-24939).]

10.1.3
Amendment to Employment Agreement – Dominic Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 8, 2018 (File No. 000-24939).]

10.2.1
Employment Agreement – Douglas P. Krause* [Incorporated by reference to Exhibit 10.5 from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

10.2.2
Amendment to Employment Agreement – Douglas P. Krause* [Incorporated by reference to Exhibit 10.2.2 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on February 27, 2017 (File No. 000-24939).]

10.2.3
Amendment to Employment Agreement – Douglas P. Krause* [Incorporated by reference to Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Commission on May 8, 2018 (File No. 000-24939).]

10.3
Employment Agreement – Andy Yen* [Incorporated by reference to Exhibit 10.3 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on February 26, 2016 (File No. 000-24939).]

10.4.1	Employment Agreement – Gregory L. Guyett* [Incorporated by reference to Exhibit 10.1 from Registrant’s Current Report on Form 8-K filed with the Commission on October 5, 2016 (File No. 000-24939).]
10.4.2
Agreement between Gregory L. Guyett and East West Bank dated August 9, 2018.* [Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K, filed with the Commission on August 14, 2018 (File No. 000-24939).]

10.5.1	Employment Agreement – Irene H. Oh* [Incorporated by reference to Exhibit 10.1 from Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2016 (File No. 000-24939).]
10.5.2	Amendment to Employment Agreement – Irene H. Oh*. Filed herewith.
10.6.1
Agreement Regarding Grants of Incentive Shares and Clawbacks – Dominic Ng* [Incorporated by reference to Exhibit 10.3 from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012 (File No. 000-24939).]

10.6.2
Agreement Regarding Grants of Incentive Shares and Clawbacks – Douglas P. Krause* [Incorporated by reference to Exhibit 10.3.2 from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012 (File No. 000-24939).]

Exhibit No.	Exhibit Description
10.6.3
Agreement Regarding Grants of Incentive Shares and Clawbacks – Irene H. Oh* [Incorporated by reference to Exhibit 10.3.3 from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012 (File No. 000-24939).]

10.7.1
East West Bancorp, Inc. 1998 Stock Incentive Plan and Forms of Agreements* [Incorporated by reference to Exhibit 10.6 from Registrant’s Registration Statement on Form S-4/A filed with the Commission on November 5, 1998 (File No. 333-63605).]

10.7.2
East West Bancorp, Inc. 1998 Stock Incentive Plan, as amended* [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 14, 2011 (File No. 000-24939).]

10.7.3
East West Bancorp, Inc. 2016 Stock Incentive Plan, as amended* [Incorporated by reference to Exhibit A from the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 21, 2016 (File No. 000-24939).]

10.7.4
East West Bancorp, Inc. 1998 Non-Qualified Stock Option Program for Employees and Independent Contractors* [Incorporated by reference to Exhibit 10.2 from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).]

10.7.5
East West Bancorp, Inc. 2017 Performance-Based Bonus Plan, as amended* [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 19, 2017 (File No.000-24939).]

10.7.6
East West Bancorp, Inc. 1999 Spirit of Ownership Restricted Stock Program* [Incorporated by reference to Exhibit 10.4 from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).]

10.7.7
East West Bancorp, Inc. 2003 Directors’ Restricted Stock Program* [Incorporated by reference to Exhibit 10.5 from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).]

10.8
East West Bancorp, Inc. 1998 Employee Stock Purchase Plan* [Incorporated by reference to Exhibit 10.7 from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

10.9
Form of Executive Bonus Agreement* [Incorporated by reference to Exhibit 10.11 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 11, 2005 (File No. 000-24939).]

18	Preferability letter from KPMG LLP regarding a change in accounting method dated February 27, 2019. Filed herewith.
21.1	Subsidiaries of the Registrant. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP. Filed herewith.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

*    Denotes management contract or compensatory plan or arrangement.