Form 10-Q
period 2019-03-31
EAST WEST BANCORP INC
filed 2019-05-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 Par Value	EWBC	Nasdaq “Global Select Market”

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 145,545,510 shares as of April 30, 2019.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from banks	$462,254	$516,291
Interest-bearing cash with banks	3,323,071	2,485,086
Cash and cash equivalents	3,785,325	3,001,377
Interest-bearing deposits with banks	134,000	371,000
Securities purchased under resale agreements (“resale agreements”)	1,035,000	1,035,000
Securities:
Available-for-sale investment securities, at fair value (includes assets pledged as collateral of $448,964 in 2019 and $435,833 in 2018)	2,640,158	2,741,847
Restricted equity securities, at cost	74,736	74,069
Loans held-for-sale	—	275
Loans held-for-investment (net of allowance for loan losses of $317,894 in 2019 and $311,322 in 2018; includes assets pledged as collateral of $20,952,709 in 2019 and $20,590,035 in 2018)	32,545,392	32,073,867
Investments in qualified affordable housing partnerships, net	197,470	184,873
Investments in tax credit and other investments, net	217,445	231,635
Premises and equipment (net of accumulated depreciation of $122,396 in 2019 and $118,547 in 2018)	124,300	119,180
Goodwill	465,697	465,547
Operating lease right-of-use assets	104,289	—
Other assets	767,621	743,686
TOTAL	$42,091,433	$41,042,356
LIABILITIES
Deposits:
Noninterest-bearing	$10,011,533	$11,377,009
Interest-bearing	26,262,439	24,062,619
Total deposits	36,273,972	35,439,628
Short-term borrowings	39,550	57,638
Federal Home Loan Bank (“FHLB”) advances	344,657	326,172
Securities sold under repurchase agreements (“repurchase agreements”)	50,000	50,000
Long-term debt and finance lease liabilities	152,433	146,835
Operating lease liabilities	112,843	—
Accrued expenses and other liabilities	526,048	598,109
Total liabilities	37,499,503	36,618,382
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 166,484,022 and 165,867,587 shares issued in 2019 and 2018, respectively	166	166
Additional paid-in capital	1,798,958	1,789,811
Retained earnings	3,305,054	3,160,132
Treasury stock, at cost — 20,982,721 shares in 2019 and 20,906,224 shares in 2018	(479,265)	(467,961)
Accumulated other comprehensive loss (“AOCI”), net of tax	(32,983)	(58,174)
Total stockholders’ equity	4,591,930	4,423,974
TOTAL	$42,091,433	$41,042,356

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$423,534	$337,904
Available-for-sale investment securities	15,748	15,456
Resale agreements	7,846	6,934
Restricted equity securities	713	634
Interest-bearing cash and deposits with banks	15,470	10,945
Total interest and dividend income	463,311	371,873
INTEREST EXPENSE
Deposits	92,005	39,136
Federal funds purchased and other short-term borrowings	616	7
FHLB advances	2,979	2,260
Repurchase agreements	3,492	2,306
Long-term debt and finance lease liabilities	1,758	1,471
Total interest expense	100,850	45,180
Net interest income before provision for credit losses	362,461	326,693
Provision for credit losses	22,579	20,218
Net interest income after provision for credit losses	339,882	306,475
NONINTEREST INCOME
Lending fees	14,796	14,012
Deposit account fees	9,641	10,430
Foreign exchange income	5,015	1,171
Wealth management fees	3,812	2,953
Interest rate contracts and other derivative income	3,216	6,690
Net gains on sales of loans	915	1,582
Net gains on sales of available-for-sale investment securities	1,561	2,129
Net gain on sale of business	—	31,470
Other income	3,175	4,007
Total noninterest income	42,131	74,444
NONINTEREST EXPENSE
Compensation and employee benefits	102,299	95,234
Occupancy and equipment expense	17,318	16,880
Deposit insurance premiums and regulatory assessments	3,088	6,273
Legal expense	2,225	2,255
Data processing	3,157	3,401
Consulting expense	2,059	2,352
Deposit related expense	3,504	2,679
Computer software expense	6,078	5,054
Other operating expense	22,289	17,607
Amortization of tax credit and other investments	24,905	17,400
Total noninterest expense	186,922	169,135
INCOME BEFORE INCOME TAXES	195,091	211,784
INCOME TAX EXPENSE	31,067	24,752
NET INCOME	$164,024	$187,032
EARNINGS PER SHARE (“EPS”)
BASIC	$1.13	$1.29
DILUTED	$1.12	$1.28
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	145,256	144,664
DILUTED	145,921	145,939

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$164,024	$187,032
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains (losses) on available-for-sale investment securities	22,011	(18,812)
Foreign currency translation adjustments	3,180	6,798
Other comprehensive income (loss)	25,191	(12,014)
COMPREHENSIVE INCOME	$189,215	$175,018

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2018	144,543,060	$1,755,495	$2,576,302	$(452,327)	$(37,519)	$3,841,951
Cumulative effect of change in accounting principle related to marketable equity securities (1)	—	—	(545)	—	385	(160)
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (2)	—	—	6,656	—	(6,656)	—
Net income	—	—	187,032	—	—	187,032
Other comprehensive loss	—	—	—	—	(12,014)	(12,014)
Net activity of common stock pursuant to various stock compensation plans and agreements	329,465	6,158	—	(14,946)	—	(8,788)
Cash dividends on common stock ($0.20 per share)	—	—	(29,266)	—	—	(29,266)
BALANCE, MARCH 31, 2018	144,872,525	$1,761,653	$2,740,179	$(467,273)	$(55,804)	$3,978,755
BALANCE, JANUARY 1, 2019	144,961,363	$1,789,977	$3,160,132	$(467,961)	$(58,174)	$4,423,974
Cumulative effect of change in accounting principle related to leases (3)	—	—	14,668	—	—	14,668
Net income	—	—	164,024	—	—	164,024
Other comprehensive income	—	—	—	—	25,191	25,191
Warrants exercised	180,226	1,711	—	2,732	—	4,443
Net activity of common stock pursuant to various stock compensation plans and agreements	359,712	7,436	—	(14,036)	—	(6,600)
Cash dividends on common stock ($0.23 per share)	—	—	(33,770)	—	—	(33,770)
BALANCE, MARCH 31, 2019	145,501,301	$1,799,124	$3,305,054	$(479,265)	$(32,983)	$4,591,930

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

(3)
Represents the impact of the adoption of ASU 2016-02, Leases (Topic 842) and subsequent ASUs in the first quarter of 2019. Refer to Note 2 — Current Accounting Developments and Note 11 — Leases to the Consolidated Financial Statements in this Form 10-Q for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$164,024	$187,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,498	29,858
Accretion of discount and amortization of premiums, net	(4,414)	(2,680)
Stock compensation costs	7,444	6,158
Deferred income tax (benefit) expense	(406)	677
Provision for credit losses	22,579	20,218
Net gains on sales of loans	(915)	(1,582)
Net gains on sales of available-for-sale investment securities	(1,561)	(2,129)
Net gains on sales of fixed assets	—	(1,086)
Net gain on sale of business	—	(31,470)
Loans held-for-sale:
Originations and purchases	(2,167)	(4,617)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	2,454	2,545
Proceeds from distributions received from equity method investees	1,150	887
Net change in accrued interest receivable and other assets	(27,639)	14,465
Net change in accrued expenses and other liabilities	(60,806)	(570)
Other net operating activities	—	148
Total adjustments	(24,783)	30,822
Net cash provided by operating activities	139,241	217,854
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(33,261)	(22,799)
Interest-bearing deposits with banks	245,375	(71,203)
Available-for-sale investment securities:
Proceeds from sales	151,339	214,790
Proceeds from repayments, maturities and redemptions	55,712	87,677
Purchases	(69,805)	(157,933)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	92,887	112,964
Purchases	(147,938)	(80,077)
Other changes in loans held-for-investment, net	(409,930)	(619,671)
Premises and equipment:
Purchases	(3,336)	(1,757)
Payment on sale of business, net of cash transferred	—	(503,687)
Proceeds from sales of other real estate owned (“OREO”)	—	2,716
Proceeds from distributions received from equity method investees	1,005	629
Other net investing activities	(729)	(1,967)
Net cash used in investing activities	(118,681)	(1,040,318)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	800,053	964,380
Net (decrease) increase in short-term borrowings	(19,514)	30,215
FHLB advances:
Proceeds	300,000	—
Repayment	(282,000)	—
Repayment of long-term debt and finance lease liabilities	(217)	(5,000)
Common stock:
Stocks tendered for payment of withholding taxes	(14,036)	(14,946)
Cash dividends paid	(34,916)	(30,235)
Net cash provided by financing activities	749,370	944,414
Effect of exchange rate changes on cash and cash equivalents	14,018	18,396
NET INCREASE IN CASH AND CASH EQUIVALENTS	783,948	140,346
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,001,377	2,174,592
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,785,325	$2,314,938

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$97,930	$43,218
Income taxes, net	$303	$10,084
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$92,228	$155,767

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of March 31, 2019, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements. East West also owns East West Insurance Services, Inc. (“EWIS”). In the third quarter of 2017, the Company sold the insurance brokerage business of EWIS, which remains a subsidiary of East West and continues to maintain its insurance broker license. In the first quarter of 2019, the Company acquired Enstream Capital Markets, LLC, a non-public broker dealer entity, as a wholly-owned subsidiary of the Company.

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

The current period’s results of operations are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the Consolidated Financial Statements are issued for inclusion in the accompanying Consolidated Financial Statements. The unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission on February 27, 2019 (the “Company’s 2018 Form 10-K”).

Note 2 — Current Accounting Developments

New Accounting Pronouncements Adopted

Standard	Required Date of Adoption	Description	Effects on Financial Statements
Standards Adopted in 2019
ASU 2016-02, Leases (Topic 842) and subsequent related ASUs	January 1, 2019 for leases standards other than ASU 2019-01. January 1, 2020 for ASU 2019-01 Early adoption is permitted.
ASC Topic 842, Leases, supersedes ASC Topic 840, Leases. This ASU requires lessees to recognize right-of-use assets and related lease liabilities for all leases with lease terms of more than 12 months on the Consolidated Balance Sheet, and provide quantitative and qualitative disclosures regarding key information about the leasing arrangements. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. The ASU also expands the qualitative and quantitative lease disclosures.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides companies the option to continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year they adopt ASU 2016-02. Companies that elect this transition option recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors, which include amendments related to 1) sales taxes and other similar taxes collected from lessees; 2) lessor costs paid directly by a lessee; and 3) the recognition of variable payments for contracts with lease and nonlease components.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which addresses issues related to 1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; 2) presentation on the statement of cash flows — sales-type and direct financing leases; and 3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections.

The Company adopted all the new lease standards on January 1, 2019 using the alternative transition method, which allows the adoption of the accounting standard prospectively without revising comparable prior periods’ financial information.

On January 1, 2019, the Company recognized $109.1 million and $117.7 million increase in right-of-use assets and associated lease liabilities, respectively, based on the present value of the expected remaining operating lease payments. In addition, the Company also recognized a cumulative-effect adjustment of $14.7 million to increase beginning balance of retained earnings as of January 1, 2019 related to the deferred gains on our prior sale and leaseback transactions that occurred prior to the date of adoption. The impact to the Company’s Common Equity Tier 1 capital ratio was a reduction of approximately 4 bps. The adoption of the new leases standards did not have a material impact on the Company’s Consolidated Statement of Income.

ASU 2018-09, Codification Improvements	Amendments that do not require transition guidance: effective immediately upon issuance in July, 2018. Amendments that require transition guidance: January 1, 2019.
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
The Company adopted the amendments that are effective on January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
January 1, 2019 Early adoption (including adoption in an interim period) is permitted for entities that already adopted ASU 2017-12.
This ASU amends ASC Topic 815, Derivatives and Hedging, by adding the OIS rate based on SOFR to the list of United States (“U.S.”) benchmark interest rates that are eligible to be hedged to facilitate the London Interbank Offered Rate to SOFR transition. The guidance should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption.

The Company adopted ASU 2018-16 prospectively on January 1, 2019. The adoption of this guidance did not impact existing hedges but may impact new hedge relationships that are benchmarked against the SOFR OIS rate.

Recent Accounting Pronouncements

Standard	Required Date of Adoption	Description	Effects on Financial Statements
Standards Not Yet Adopted
ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	January 1, 2020 Early adoption is permitted on January 1, 2019.
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

While the Company is still evaluating the impact on its Consolidated Financial Statements, the Company expects that this ASU may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses provides for expected credit losses over the remaining expected life of the loan portfolio, and will consider expected future changes in macroeconomic conditions; 2) the nonaccretable difference on the purchased credit-impaired (“PCI”) loans will be recognized as an allowance, offset by an increase in the carrying value of the PCI loans; and 3) an allowance may be established for estimated credit losses on available-for-sale debt securities. The Company’s implementation efforts include, but are not limited to, identifying key interpretive issues, assessing its processes, identifying the system requirements against the new guidance to determine what modifications may be required. The Company is completing model development and implementation and is in the process of evaluating qualitative factors. The Company will continue to address any gaps in interpretations, methodology, data and operational processes from review, model validation, and parallel runs during the remainder of 2019. The Company expects to adopt this ASU on January 1, 2020.

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

Note 3 — Dispositions

On March 17, 2018, the Bank completed the sale of its eight Desert Community Bank (“DCB”) branches located in the High Desert area of Southern California to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. The assets and liability of the DCB branches that were sold in this transaction primarily consisted of $613.7 million of deposits, $59.1 million of loans, $9.0 million of cash and cash equivalents and $7.9 million of premises and equipment. The transaction resulted in a net cash payment of $499.9 million by the Company to Flagstar Bank. After transaction costs, the sale resulted in a pre-tax gain of $31.5 million during the three months ended March 31, 2018, which was reported as Net gain on sale of business on the Consolidated Statement of Income.

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

On a monthly basis, the Company validates the pricing provided by the third-party pricing service to ensure that the fair value determination is consistent with the applicable accounting guidance and the assets are properly classified in the fair value hierarchy. To perform this validation, the Company evaluates the fair values of securities by comparing the fair values provided by the third-party pricing service to prices from other available independent sources for the same securities. When variances in prices are identified, the Company further compares inputs used by different sources to ascertain the reliability of these sources. On a quarterly basis, the Company reviews documentation received from the third-party pricing service regarding the valuation inputs and methodology used for each category of securities.

The third-party pricing service providers may not provide pricing for all securities. Under such circumstances, the Company requests market quotes from various independent external brokers and utilizes the average market quotes. These are viewed as observable inputs in the current marketplace and are classified as Level 2. The Company periodically communicates with the independent external brokers to validate their pricing methodology. Information such as pricing sources, pricing assumptions, data inputs and valuation technique are reviewed.

Equity Securities — Equity securities were comprised of mutual funds as of both March 31, 2019 and December 31, 2018. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. This product allows the Company to lock in attractive floating rates. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of March 31, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered into with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. As of March 31, 2019 and December 31, 2018, the Company held foreign currency swap contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency swap contracts were designated as net investment hedges. The fair value of foreign currency contracts is valued by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — The Company obtains equity warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process. As of March 31, 2019 and December 31, 2018, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For equity warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. Since both option volatility and liquidity discount assumptions are subject to management judgment, measurement uncertainty is inherent in the valuation of private companies’ equity warrants. Given that the Company holds long positions in all equity warrants, an increase in volatility assumption would generally result in an increase in fair value measurement. A higher liquidity discount would result in a decrease in fair value measurement. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

Commodity Contracts — The Company enters into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. The fair value of the commodity option contracts is determined using the Black’s model and assumptions that include expectations of future commodity price and volatility. The future commodity contract price is derived from observable inputs such as the market price of the commodity. Commodity swaps are structured as an exchange of fixed cash flows for floating cash flows. The fixed cash flows are predetermined based on the known volumes and fixed price as specified in the swap agreement. The floating cash flows are correlated with the change of forward commodity prices, which is derived from market corroborated futures settlement prices. The fair value of the commodity swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) based on the market prices of the commodity. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$520,440	$—	$—	$520,440
U.S. government agency and U.S. government sponsored enterprise debt securities	—	182,536	—	182,536
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	426,291	—	426,291
Residential mortgage-backed securities	—	886,825	—	886,825
Municipal securities	—	76,004	—	76,004
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	42,299	—	42,299
Residential mortgage-backed securities	—	9,455	—	9,455
Corporate debt securities	—	11,094	—	11,094
Foreign bonds	—	472,669	—	472,669
Asset-backed securities	—	12,545	—	12,545
Total available-for-sale investment securities	$520,440	$2,119,718	$—	$2,640,158

Investments in tax credit and other investments:
Equity securities with readily determinable fair value (1)	$21,051	$9,886	$—	$30,937
Total investments in tax credit and other investments	$21,051	$9,886	$—	$30,937

Derivative assets:
Interest rate contracts	$—	$96,256	$—	$96,256
Foreign exchange contracts	—	30,085	—	30,085
Credit contracts	—	1	—	1
Equity contracts	—	1,759	442	2,201
Commodity contracts	—	7,239	—	7,239
Gross derivative assets	$—	$135,340	$442	$135,782
Netting adjustments (2)	$—	$(40,038)	$—	$(40,038)
Net derivative assets	$—	$95,302	$442	$95,744

Derivative liabilities:
Interest rate contracts	$—	$76,572	$—	$76,572
Foreign exchange contracts	—	24,918	—	24,918
Credit contracts	—	81	—	81
Commodity contracts	—	8,016	—	8,016
Gross derivative liabilities	$—	$109,587	$—	$109,587
Netting adjustments (2)	$—	$(56,102)	$—	$(56,102)
Net derivative liabilities	$—	$53,485	$—	$53,485

(1)	Equity securities with readily determinable fair value were comprised of mutual funds.

(2)
Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 7 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$564,815	$—	$—	$564,815
U.S. government agency and U.S. government sponsored enterprise debt securities	—	217,173	—	217,173
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	408,603	—	408,603
Residential mortgage-backed securities	—	946,693	—	946,693
Municipal securities	—	82,020	—	82,020
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	26,052	—	26,052
Residential mortgage-backed securities	—	9,931	—	9,931
Corporate debt securities	—	10,869	—	10,869
Foreign bonds	—	463,048	—	463,048
Asset-backed securities	—	12,643	—	12,643
Total available-for-sale investment securities	$564,815	$2,177,032	$—	$2,741,847

Investment in tax credit and other investments:
Equity securities with readily determinable fair value (1)	$20,678	$10,531	$—	$31,209
Total investments in tax credit and other investments	$20,678	$10,531	$—	$31,209

Derivative assets:
Interest rate contracts	$—	$69,818	$—	$69,818
Foreign exchange contracts	—	21,624	—	21,624
Credit contracts	—	1	—	1
Equity contracts	—	1,278	673	1,951
Commodity contracts	—	14,422	—	14,422
Gross derivative assets	$—	$107,143	$673	$107,816
Netting adjustments (2)	$—	$(45,146)	$—	$(45,146)
Net derivative assets	$—	$61,997	$673	$62,670

Derivative liabilities:
Interest rate contracts	$—	$75,133	$—	$75,133
Foreign exchange contracts	—	19,940	—	19,940
Credit contracts	—	164	—	164
Commodity contracts	—	23,068	—	23,068
Gross derivative liabilities	$—	$118,305	$—	$118,305
Netting adjustments (2)	$—	$(38,402)	$—	$(38,402)
Net derivative liabilities	$—	$79,903	$—	$79,903

(1)	Equity securities with readily determinable fair value were comprised of mutual funds.

(2)
Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 7 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. As of March 31, 2019 and December 31, 2018, the only asset measured on a recurring basis that was classified as Level 3 was equity warrants issued by private companies. The following table presents a reconciliation of the beginning and ending balances of these warrants for the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Equity warrants
Beginning balance	$673	$679
Total (losses) gains included in earnings (1)	(231)	244
Issuances	—	8
Ending balance	$442	$931

(1)
Includes unrealized (losses) gains of $(43) thousand and $244 thousand for the three months ended March 31, 2019 and 2018, respectively. Unrealized gains and losses of equity warrants were included in Lending fees on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of assets measured on a recurring basis classified as Level 3 as of March 31, 2019. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average (1)
Derivative assets:
Equity warrants	$442	Black-Scholes option pricing model	Volatility	41% — 49%	47%
			Liquidity discount	47%	47%

(1)	Weighted-average is calculated based on fair value of equity warrants as of March 31, 2019.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally require the assets to be recorded at the lower of cost or fair value, or assessed for impairment.

Assets measured at fair value on a nonrecurring basis include certain non-PCI loans, investments in qualified affordable housing partnerships, tax credit and other investments, OREO, and loans held-for-sale. Nonrecurring fair value adjustments result from impairment on certain non-PCI loans and investments in qualified affordable housing partnerships, tax credit and other investments, write-downs of OREO, or application of lower of cost or fair value on loans held-for-sale.

Non-PCI Impaired Loans — The Company typically adjusts the carrying amount of impaired loans when there is evidence of probable loss and when the expected fair value of the loan is less than its carrying amount. Impaired loans with specific reserves are classified as Level 3 assets. The following two methods are used to derive the fair value of impaired loans:

•
Discounted cash flows valuation techniques that consist of developing an expected stream of cash flows over the life of the loans and then valuing the loans at the present value by discounting the expected cash flows at a designated discount rate.

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

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — These investments are evaluated for impairment on an annual basis, at a minimum, as well as upon the occurrence of a triggering event indicating that the investment in question is other-than-temporarily-impaired. This evaluation involves comparing the expected future tax benefits against the current carrying value of the investment. Expected future tax benefit schedules are provided by the partnerships’ general partners on a quarterly basis. Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments are impaired when it is more likely than not that the carrying amount of the investments will not be realized through the future recognition of tax credits and other tax benefits. Investments in tax credit and other investments are classified as Level 3.

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

The following tables present the carrying amounts of assets included on the Consolidated Balance Sheet that had fair value changes measured on a nonrecurring basis as of March 31, 2019 and December 31, 2018:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Non-PCI impaired loans:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$15,388	$15,388
Commercial real estate (“CRE”)	—	—	785	785
Consumer:
Home equity lines of credit (“HELOCs”)	—	—	918	918
Total non-PCI impaired loans	$—	$—	$17,091	$17,091

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2018
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Non-PCI impaired loans:
Commercial:
C&I	$—	$—	$26,873	$26,873
CRE	—	—	3,434	3,434
Consumer:
Single-family residential	—	—	2,551	2,551
Total non-PCI impaired loans	$—	$—	$32,858	$32,858

The following table presents the increase (decrease) in value of assets for which a fair value adjustment has been included on the Consolidated Statement of Income for the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Non-PCI impaired loans:
Commercial:
C&I	$(2,734)	$(13,899)
CRE	2	(95)
Consumer:
Single-family residential	—	15
HELOCs	(78)	—
Total non-PCI impaired loans	$(2,810)	$(13,979)
Impairment on tax credit investments	$(6,978)	$—

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of March 31, 2019 and December 31, 2018:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Input(s)	Weighted- Average (1)
March 31, 2019
Non-PCI impaired loans	$8,423	Discounted cash flows	Discount	4% — 12%	7%
	$918	Fair value of property	Selling cost	8%	8%
	$7,750	Fair value of collateral	Discount	50% — 65%	65%
Tax credit investments	$—	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

December 31, 2018
Non-PCI impaired loans	$16,921	Discounted cash flows	Discount	4% — 7%	6%
	$1,687	Fair value of property	Selling cost	8%	8%
	$2,751	Fair value of collateral	Discount	15% — 50%	21%
	$11,499	Fair value of collateral	Contract value	NM	NM

NM — Not meaningful.

(1)	Weighted-average is based on the relative fair value of the respective assets as of March 31, 2019 and December 31, 2018.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of March 31, 2019 and December 31, 2018, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights that are included in Other assets, and accrued interest payable that is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	March 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,785,325	$3,785,325	$—	$—	$3,785,325
Interest-bearing deposits with banks	$134,000	$—	$134,000	$—	$134,000
Resale agreements (1)	$1,035,000	$—	$1,025,288	$—	$1,025,288
Restricted equity securities, at cost	$74,736	$—	$74,736	$—	$74,736
Loans held-for-investment, net	$32,545,392	$—	$—	$32,775,546	$32,775,546
Mortgage servicing rights	$7,754	$—	$—	$11,099	$11,099
Accrued interest receivable	$157,335	$—	$157,335	$—	$157,335
Financial liabilities:
Demand, checking, savings and money market deposits	$26,427,303	$—	$26,427,303	$—	$26,427,303
Time deposits	$9,846,669	$—	$9,876,954	$—	$9,876,954
Short-term borrowings	$39,550	$—	$39,550	$—	$39,550
FHLB advances	$344,657	$—	$352,610	$—	$352,610
Repurchase agreements (1)	$50,000	$—	$107,103	$—	$107,103
Long-term debt	$146,900	$—	$152,531	$—	$152,531
Accrued interest payable	$25,814	$—	$25,814	$—	$25,814

($ in thousands)	December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,001,377	$3,001,377	$—	$—	$3,001,377
Interest-bearing deposits with banks	$371,000	$—	$371,000	$—	$371,000
Resale agreements (1)	$1,035,000	$—	$1,016,724	$—	$1,016,724
Restricted equity securities, at cost	$74,069	$—	$74,069	$—	$74,069
Loans held-for-sale	$275	$—	$275	$—	$275
Loans held-for-investment, net	$32,073,867	$—	$—	$32,273,157	$32,273,157
Mortgage servicing rights	$7,836	$—	$—	$11,427	$11,427
Accrued interest receivable	$146,262	$—	$146,262	$—	$146,262
Financial liabilities:
Demand, checking, savings and money market deposits	$26,370,562	$—	$26,370,562	$—	$26,370,562
Time deposits	$9,069,066	$—	$9,084,597	$—	$9,084,597
Short-term borrowings	$57,638	$—	$57,638	$—	$57,638
FHLB advances	$326,172	$—	$334,793	$—	$334,793
Repurchase agreements (1)	$50,000	$—	$87,668	$—	$87,668
Long-term debt	$146,835	$—	$152,556	$—	$152,556
Accrued interest payable	$22,893	$—	$22,893	$—	$22,893

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of both March 31, 2019 and December 31, 2018, $400.0 million out of $450.0 million of gross repurchase agreements were eligible for netting against gross resale agreements.

Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Resale agreements are recorded as receivables for the cash paid based on the values at which the securities are acquired. The market values of the underlying securities collateralizing the related receivables of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparties or excess collateral may be returned by the Company to the counterparties when deemed appropriate. Gross resale agreements were $1.44 billion as of both March 31, 2019 and December 31, 2018. The weighted-average yields were 2.80% and 2.52% for the three months ended March 31, 2019 and 2018, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. As of March 31, 2019, the collateral for the repurchase agreements was comprised of U.S. Treasury securities and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities. The Company may have to provide additional collateral to the counterparties, or the counterparties may return excess collateral to the Company, for the repurchase agreements when necessary. Gross repurchase agreements were $450.0 million as of both March 31, 2019 and December 31, 2018. The weighted-average interest rates were 5.01% and 3.95% for the three months ended March 31, 2019 and 2018, respectively.

The following table presents the gross repurchase agreements that will mature in the five years succeeding March 31, 2019 and thereafter:

($ in thousands)	Repurchase Agreements
Remainder of 2019	$—
2020	—
2021	—
2022	150,000
2023	300,000
Thereafter	—
Total	$450,000

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Received
Resale agreements	$1,435,000	$(400,000)	$1,035,000	$—	$(1,030,776)	(1)	$4,224

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Pledged
Repurchase agreements	$450,000	$(400,000)	$50,000	$—	$(50,000)	(2)	$—

($ in thousands)	December 31, 2018
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Received
Resale agreements	$1,435,000	$(400,000)	$1,035,000	$—	$(1,025,066)	(1)	$9,934

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet			Net Amount
				Financial Instruments	Collateral Pledged
Repurchase agreements	$450,000	$(400,000)	$50,000	$—	$(50,000)	(2)	$—

(1)	Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty.

(2)	Represents the fair value of securities the Company has pledged under repurchase agreements, limited for table presentation purposes to the amount of the recognized liability due to each counterparty.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to derivatives. Refer to Note 7 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

Note 6 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of available-for-sale investment securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$528,983	$—	$(8,543)	$520,440
U.S. government agency and U.S. government sponsored enterprise debt securities	183,145	704	(1,313)	182,536
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	433,435	2,408	(9,552)	426,291
Residential mortgage-backed securities	890,126	3,021	(6,322)	886,825
Municipal securities	76,003	190	(189)	76,004
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	41,423	876	—	42,299
Residential mortgage-backed securities	9,518	21	(84)	9,455
Corporate debt securities	11,250	7	(163)	11,094
Foreign bonds	489,324	3	(16,658)	472,669
Asset-backed securities	12,627	—	(82)	12,545
Total available-for-sale investment securities	$2,675,834	$7,230	$(42,906)	$2,640,158

	December 31, 2018
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$577,561	$153	$(12,899)	$564,815
U.S. government agency and U.S. government sponsored enterprise debt securities	219,485	382	(2,694)	217,173
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	420,486	811	(12,694)	408,603
Residential mortgage-backed securities	957,219	4,026	(14,552)	946,693
Municipal securities	82,965	87	(1,032)	82,020
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	25,826	226	—	26,052
Residential mortgage-backed securities	10,109	7	(185)	9,931
Corporate debt securities	11,250	—	(381)	10,869
Foreign bonds	489,378	—	(26,330)	463,048
Asset-backed securities	12,621	22	—	12,643
Total available-for-sale investment securities	$2,806,900	$5,714	$(70,767)	$2,741,847

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s available-for-sale investment securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position, as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$—	$—	$520,440	$(8,543)	$520,440	$(8,543)
U.S. government agency and U.S. government sponsored enterprise debt securities	—	—	153,149	(1,313)	153,149	(1,313)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	31,872	(12)	268,426	(9,540)	300,298	(9,552)
Residential mortgage-backed securities	38,927	(231)	543,638	(6,091)	582,565	(6,322)
Municipal securities	4,895	(5)	21,660	(184)	26,555	(189)
Non-agency mortgage-backed securities:
Residential mortgage-backed securities	—	—	6,695	(84)	6,695	(84)
Corporate debt securities	9,838	(163)	—	—	9,838	(163)
Foreign bonds	11,202	(59)	458,323	(16,599)	469,525	(16,658)
Asset-backed securities	12,545	(82)	—	—	12,545	(82)
Total available-for-sale investment securities	$109,279	$(552)	$1,972,331	$(42,354)	$2,081,610	$(42,906)

	December 31, 2018
($ in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$—	$—	$516,520	$(12,899)	$516,520	$(12,899)
U.S. government agency and U.S. government sponsored enterprise debt securities	22,755	(238)	159,814	(2,456)	182,569	(2,694)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	26,886	(245)	274,666	(12,449)	301,552	(12,694)
Residential mortgage-backed securities	75,675	(491)	653,660	(14,061)	729,335	(14,552)
Municipal securities	9,458	(104)	30,295	(928)	39,753	(1,032)
Non-agency mortgage-backed securities:
Residential mortgage-backed securities	3,067	(19)	3,949	(166)	7,016	(185)
Corporate debt securities	10,869	(381)	—	—	10,869	(381)
Foreign bonds	14,418	(40)	448,630	(26,290)	463,048	(26,330)
Total available-for-sale investment securities	$163,128	$(1,518)	$2,087,534	$(69,249)	$2,250,662	$(70,767)

Other-Than-Temporary Impairment

For each reporting period, the Company assesses individual securities that are in an unrealized loss position for other-than-temporary-impairment (“OTTI”). For a discussion of the factors and criteria the Company uses in analyzing securities for OTTI, see Note 1 — Summary of Significant Accounting Policies — Securities to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

The unrealized losses were primarily attributable to the movement in the yield curve, in addition to widened liquidity and credit spreads. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects to recover the entire amortized cost basis of these securities. The Company has the intent to hold these securities through the anticipated recovery period and it is not more likely than not that the Company will have to sell these securities before recovery of their amortized cost. Accordingly, no impairment losses were recorded on the Company’s Consolidated Statement of Income for each of the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company had 151 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of 16 foreign bonds, 86 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and 19 U.S. Treasury securities. In comparison, as of December 31, 2018, the Company had 184 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of 108 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 16 foreign bonds, and 19 U.S. Treasury securities. There were no OTTI credit losses recognized in earnings for each of the three months ended March 31, 2019 and 2018.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and tax expense related to the sales of available-for-sale investment securities for the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Proceeds from sales	$151,339	$214,790
Gross realized gains	$1,561	$2,129
Related tax expense	$461	$628

Contractual Maturities of Investment Securities

The following table presents the contractual maturities of available-for-sale investment securities as of March 31, 2019:

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$563,394	$546,641
Due after one year through five years	585,603	576,863
Due after five years through ten years	202,347	202,118
Due after ten years	1,324,490	1,314,536
Total available-for-sale investment securities	$2,675,834	$2,640,158

Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

As of March 31, 2019 and December 31, 2018, available-for-sale investment securities with fair value of $449.0 million and $435.8 million, respectively, were primarily pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

Restricted equity securities include the Federal Reserve Bank of San Francisco (“FRB”) and the FHLB stock. Restricted equity securities are carried at cost as these securities do not have a readily determinable fair value. The following table presents the restricted equity securities as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019	December 31, 2018
FRB stock	$57,486	$56,819
FHLB stock	17,250	17,250
Total restricted equity securities	$74,736	$74,069

Note 7 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate risk and foreign currency risk, and to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates are not significant to earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company’s investment in its China subsidiary, East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of March 31, 2019 and December 31, 2018. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	March 31, 2019				December 31, 2018
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$31,026		$—	$4,660	$35,811		$—	$5,866
Net investment hedges:
Foreign exchange contracts	92,215		—	18	90,245		—	611
Total derivatives designated as hedging instruments	$123,241		$—	$4,678	$126,056		$—	$6,477

Derivatives not designated as hedging instruments:
Interest rate contracts	$12,266,761		$96,256	$71,912	$11,695,499		$69,818	$69,267
Foreign exchange contracts	3,513,714		30,085	24,900	3,407,522		21,624	19,329
Credit contracts	92,925		1	81	119,320		1	164
Equity contracts	—	(1)	2,201	—	—	(1)	1,951	—
Commodity contracts	—	(2)	7,239	8,016	—	(2)	14,422	23,068
Total derivatives not designated as hedging instruments	$15,873,400		$135,782	$104,909	$15,222,341		$107,816	$111,828
Gross derivative assets/liabilities			$135,782	$109,587			$107,816	$118,305
Less: Master netting agreements			(39,118)	(39,118)			(31,569)	(31,569)
Less: Cash collateral received/paid			(920)	(16,984)			(13,577)	(6,833)
Net derivative assets/liabilities			$95,744	$53,485			$62,670	$79,903

(1)
The Company held equity contracts in four public companies and 17 private companies as of March 31, 2019. In comparison, the Company held equity contracts in four public companies and 18 private companies as of December 31, 2018.

(2)
The notional amount of the Company’s commodity contracts entered with its customers totaled 4,178 thousand barrels of oil and 20,679 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of March 31, 2019. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 2,507 thousand barrels of oil and 14,722 thousand MMBTUs of natural gas as of December 31, 2018. The Company entered into the same notional amounts of commodity contracts with mirrored terms with third-party financial institutions to mitigate its exposure.

Derivatives Designated as Hedging Instruments

Fair Value Hedges — The Company is exposed to changes in the fair value of certain certificates of deposit due to changes in the benchmark interest rates. The Company enters into interest rate swaps, which are designated as fair value hedges. The interest rate swaps involve the exchange of variable rate payments over the life of the agreements without the exchange of the underlying notional amounts.

The following table presents the net gains (losses) recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$1,220	$(1,452)
Recognized on certificates of deposit	$(1,261)	$1,279

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of the hedged certificates of deposit as of March 31, 2019 and December 31, 2018:

($ in thousands)	Carrying Value (1)		Cumulative Fair Value Adjustment (2)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Certificates of deposit	$(27,804)	$(26,877)	$2,880	$4,141

(1)	Represents the full carrying amount of the hedged certificates of deposit.

(2)	For liabilities, decrease to carrying value.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions, and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency swap contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The notional and fair value amounts of the net investment hedges comprising of foreign exchange swaps were $92.2 million and $18 thousand liability as of March 31, 2019. In comparison, the notional and fair value amounts of the net investment hedges comprising of foreign exchange swaps were $90.2 million and $611 thousand liability as of December 31, 2018. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate. The Company may de-designate the net investment hedges when the Company expects the hedge will cease to be highly effective.

The following table presents the impact of the hedging derivatives used in net investment hedges for the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Losses recognized in AOCI	$2,005	$1,154

Derivatives Not Designated as Hedging Instruments

Interest Rate Contracts — The Company enters into interest rate contracts, which include interest rate swaps and options with its customers to allow them to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions including with central counterparties. Beginning in January 2018, the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlements of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset and liability fair values of $7.4 million and $32.8 million, respectively, as of March 31, 2019. In comparison, applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset and liability fair values of $16.4 million and $16.0 million, respectively, as of December 31, 2018. Included in the total notional amount of $6.14 billion of interest rates contracts entered with financial counterparties was a notional amount of $1.82 billion of interest rate swaps that cleared through LCH as of March 31, 2019. In comparison, included in the total notional amount of $5.85 billion of interest rates contracts entered with financial counterparties was a notional amount of $1.66 billion of interest rate swaps that cleared through LCH as of December 31, 2018.

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$957,000	$—	$189	Purchased options	$957,000	$193	$—
Sold collars and corridors	477,225	1,272	67	Collars and corridors	477,225	67	1,297
Swaps	4,695,922	81,642	20,121	Swaps	4,702,389	13,082	50,238
Total	$6,130,147	$82,914	$20,377	Total	$6,136,614	$13,342	$51,535

($ in thousands)	December 31, 2018
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$931,601	$—	$492	Purchased options	$931,601	$503	$—
Sold collars and corridors	429,879	1,121	305	Collars and corridors	429,879	308	1,140
Swaps	4,482,881	41,457	41,545	Swaps	4,489,658	26,429	25,785
Total	$5,844,361	$42,578	$42,342	Total	$5,851,138	$27,240	$26,925

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. For a portion of the foreign exchange contracts entered into with its customers, the Company enters into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure as needed. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations on certain foreign currency denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. As of both March 31, 2019 and December 31, 2018, the foreign exchange contracts the Company entered into to hedge its China subsidiary were designated as net investment hedges which were included in the Derivatives Designated as Hedging Instruments - Net Investment Hedges caption as discussed above. A majority of the foreign exchange contracts have original maturities of one year or less as of March 31, 2019 and December 31, 2018.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$2,355,139	$20,016	$18,852	Forwards and spot	$239,101	$2,685	$1,414
Swaps	31,174	97	223	Swaps	705,716	6,522	3,646
Written options	549	7	—	Purchased options	549	—	7
Collars	90,743	17	741	Collars	90,743	741	17
Total	$2,477,605	$20,137	$19,816	Total	$1,036,109	$9,948	$5,084

($ in thousands)	December 31, 2018
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$2,023,425	$11,719	$13,079	Forwards and spot	$506,342	$3,407	$2,285
Swaps	21,108	348	243	Swaps	687,845	5,764	3,336
Written options	537	16	—	Purchased options	537	—	16
Collars	83,864	—	370	Collars	83,864	370	—
Total	$2,128,934	$12,083	$13,692	Total	$1,278,588	$9,541	$5,637

Credit Contracts — The Company may periodically enter into RPA contracts to manage the credit exposure on interest rate contracts associated with syndicated loans. The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. Under the RPA, the Company will receive or make a payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The referenced entities of the RPAs were investment grade as of both March 31, 2019 and December 31, 2018. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019			December 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$82,211	$—	$81	$108,606	$—	$164
RPAs - protection purchased	10,714	1	—	10,714	1	—
Total RPAs	$92,925	$1	$81	$119,320	$1	$164

Assuming all underlying borrowers referenced in the interest rate contracts defaulted as of March 31, 2019 and December 31, 2018, the exposure from the RPAs with protections sold would be $84 thousand and $125 thousand, respectively.  As of March 31, 2019 and December 31, 2018, the weighted-average remaining maturities of the outstanding RPAs were 4.9 years and 6.6 years, respectively.

Equity Contracts — The Company has obtained equity warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process with these companies. Equity warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in four public companies and 17 private companies as of March 31, 2019, and held warrants in four public companies and 18 private companies as of December 31, 2018. The fair value of the warrants held in public and private companies was a $2.2 million asset and a $2.0 million asset as of March 31, 2019 and December 31, 2018, respectively.

Commodity Contracts — In 2018, the Company entered into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company entered into offsetting commodity contracts with third-party financial institutions. Beginning in January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments made to and received from CME as settlements of derivatives and not as collateral against derivatives. Applying variation margin payments as settlement to CME cleared derivative transactions resulted in a reduction in gross derivative asset and liability fair values of $2.1 million and $720 thousand, respectively, and a remaining net liability fair value of $12 thousand as of March 31, 2019. The notional quantities that cleared through CME totaled 1,028 thousand barrels of oil and 6,903 thousand MMBTUs of natural gas as of March 31, 2019. In comparison, applying variation margin payments as settlement to CME cleared derivative transactions resulted in a reduction in gross derivative asset and liability fair values of $10.4 million and $582 thousand, respectively, and a remaining net asset fair value of $622 thousand as of December 31, 2018. The notional quantities that cleared through CME totaled 778 thousand barrels of oil and 6,290 thousand MMBTUs of natural gas as of December 31, 2018.

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of March 31, 2019 and 2018:

($ and units in thousands)	March 31, 2019
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional		Fair Value			Notional		Fair Value
	Unit	Amount	Assets	Liabilities		Unit	Amount	Assets	Liabilities
Crude oil:					Crude oil:
Written options	Barrels	307	$442	$303	Purchased options	Barrels	307	$163	$424
Collars	Barrels	2,394	2,800	282	Collars	Barrels	2,394	254	2,758
Swaps	Barrels	1,477	719	2,484	Swaps	Barrels	1,477	832	321
Total		4,178	$3,961	$3,069	Total		4,178	$1,249	$3,503

Natural gas:					Natural gas:
Collars	MMBTUs	6,241	$128	$19	Collars	MMBTUs	6,241	$15	$117
Swaps	MMBTUs	14,438	817	1,003	Swaps	MMBTUs	14,438	1,069	305
Total		20,679	$945	$1,022	Total		20,679	$1,084	$422
Total			$4,906	$4,091	Total			$2,333	$3,925

($ and units in thousands)	December 31, 2018
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional		Fair Value			Notional		Fair Value
	Unit	Amount	Assets	Liabilities		Unit	Amount	Assets	Liabilities
Crude oil:					Crude oil:
Written options	Barrels	524	$—	$2,628	Purchased options	Barrels	524	$2,251	$—
Collars	Barrels	872	—	3,772	Collars	Barrels	872	3,225	—
Swaps	Barrels	1,111	—	14,278	Swaps	Barrels	1,111	5,799	—
Total		2,507	$—	$20,678	Total		2,507	$11,275	$—

Natural gas:					Natural gas:
Collars	MMBTUs	3,063	$78	$152	Collars	MMBTUs	3,063	$151	$64
Swaps	MMBTUs	11,659	1,049	1,857	Swaps	MMBTUs	11,659	1,869	317
Total		14,722	$1,127	$2,009	Total		14,722	$2,020	$381
Total			$1,127	$22,687	Total			$13,295	$381

The following table presents the net (losses) gains recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three months ended March 31, 2019 and 2018:

($ in thousands)	Classification on Consolidated Statement of Income	Three Months Ended March 31,
		2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$(1,779)	$1,106
Foreign exchange contracts	Foreign exchange income	6,326	3,857
Credit contracts	Interest rate contracts and other derivative income	83	(13)
Equity contracts	Lending fees	250	(159)
Commodity contracts	Interest rate contracts and other derivative income	4	—
Net gains		$4,884	$4,791

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of March 31, 2019, the net fair value of all derivative instruments with such credit-risk-related contingent features that were in a net liability position was $27.3 million, which included $587 thousand in derivative assets and $27.9 million in derivative liabilities, with collateral posted of $27.1 million. As of December 31, 2018, the net fair value of all derivative instruments with such credit-risk-related contingent features that were in a net liability position was $11.4 million, which included $2.8 million in derivative assets and $14.2 million in derivative liabilities, with collateral posted of $9.4 million. In the event that the credit rating of East West Bank had been downgraded to below investment grade, additional minimal collateral would have been required to be posted as of March 31, 2019 and December 31, 2018.

Offsetting of Derivatives

The following tables present the gross derivative fair values, the balance sheet netting adjustments and the resulting net fair values recorded on the consolidated balance sheet, as well as the cash and non-cash collateral associated with master netting arrangements. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown. In addition, the following tables reflect variation margins of clearing organizations as settlements of the related derivative fair values:

($ in thousands)	March 31, 2019
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative Assets	$135,782	$(39,118)	$(920)	$95,744	$(1,097)	$94,647

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative Liabilities	$109,587	$(39,118)	$(16,984)	$53,485	$(26,191)	$27,294

($ in thousands)	December 31, 2018
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative Assets	$107,816	$(31,569)	$(13,577)	$62,670	$(13,975)	$48,695

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative Liabilities	$118,305	$(31,569)	$(6,833)	$79,903	$(11,231)	$68,672

(1)
Gross amounts recognized for derivative assets include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $133.6 million and $105.9 million, respectively, as of March 31, 2019 and December 31, 2018, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $2.2 million and $2.0 million, respectively, as of March 31, 2019 and December 31, 2018.

(2)
Gross amounts recognized for derivative liabilities include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $109.6 million and $118.2 million, respectively, as of March 31, 2019 and December 31, 2018, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $9 thousand and $102 thousand, respectively, as of March 31, 2019 and December 31, 2018.

(3)
Gross cash collateral received under master netting arrangements or similar agreements were $920 thousand and $15.8 million, respectively, as of March 31, 2019 and December 31, 2018. Of the gross cash collateral received, $920 thousand and $13.6 million were used to offset against derivative assets, respectively, as of March 31, 2019 and December 31, 2018.

(4)
Gross cash collateral pledged under master netting arrangements or similar agreements were $20.0 million and $8.4 million, respectively, as of March 31, 2019 and December 31, 2018. Of the gross cash collateral pledged, $17.0 million and $6.8 million were used to offset against derivative liabilities, respectively, as of March 31, 2019 and December 31, 2018.

(5)
Represents the fair value of security collateral received and pledged limited to derivative assets and liabilities that are subject to enforceable master netting arrangements or similar agreements. GAAP does not permit the netting of non-cash collateral on the consolidated balance sheet but requires disclosure of such amounts.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to the resale and repurchase agreements. Refer to Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q for additional information. Refer to Note 4 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for fair value measurement disclosures on derivatives.

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

The following table presents the composition of the Company’s non-PCI and PCI loans as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019			December 31, 2018
	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)
Commercial:
C&I	$12,038,864	$1,942	$12,040,806	$12,054,818	$2,152	$12,056,970
CRE	9,478,979	157,359	9,636,338	9,284,583	165,252	9,449,835
Multifamily residential	2,242,327	28,263	2,270,590	2,246,506	34,526	2,281,032
Construction and land	647,338	42	647,380	538,752	42	538,794
Total commercial	24,407,508	187,606	24,595,114	24,124,659	201,972	24,326,631
Consumer:
Single-family residential	6,214,386	94,945	6,309,331	5,939,258	97,196	6,036,454
HELOCs	1,618,445	7,777	1,626,222	1,681,979	8,855	1,690,834
Other consumer	332,619	—	332,619	331,270	—	331,270
Total consumer	8,165,450	102,722	8,268,172	7,952,507	106,051	8,058,558
Total loans held-for-investment	$32,572,958	$290,328	$32,863,286	$32,077,166	$308,023	$32,385,189
Allowance for loan losses	(317,880)	(14)	(317,894)	(311,300)	(22)	(311,322)
Loans held-for-investment, net	$32,255,078	$290,314	$32,545,392	$31,765,866	$308,001	$32,073,867

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(46.0) million and $(48.9) million as of March 31, 2019 and December 31, 2018, respectively.

(2)	Includes ASC 310-30 discount of $20.4 million and $22.2 million as of March 31, 2019 and December 31, 2018, respectively.

The commercial portfolio includes C&I, CRE, multifamily residential, and construction and land loans. The consumer portfolio includes single-family residential, HELOC and other consumer loans.

The C&I loan portfolio, which is comprised of commercial business and trade finance loans, provides financing to businesses in a wide spectrum of industries. The CRE loan portfolio includes income producing real estate loans that are either owner occupied, or non-owner occupied where 50% or more of the debt service for the loan is primarily provided by unaffiliated rental income from a third party. The multifamily residential loan portfolio is largely comprised of loans secured by smaller multifamily properties ranging from five to 15 units in the Bank’s primary lending areas. Construction loans mainly provide construction financing for multifamily and residential condominiums, hotels, offices, industrial, as well as mixed use (residential and retail) structures.

In the consumer portfolio, the Company offers residential loans through a variety of mortgage loan programs. The consumer residential loan portfolio is largely comprised of single-family residential loans and HELOCs that are originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. The Company is in a first lien position for many of these reduced documentation single-family residential loans and HELOCs. These loans have historically experienced low delinquency and default rates. Other consumer loans are mainly comprised of insurance premium financing loans.

As of March 31, 2019 and December 31, 2018, loans of $20.95 billion and $20.59 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity from the FRB and FHLB.

Credit Quality Indicators

All loans are subject to the Company’s internal and external credit review and monitoring. For the commercial portfolio, loans are risk rated based on an analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current payment performance/delinquency, current financial and liquidity status, and all other relevant information. For the majority of the consumer portfolio, payment performance/delinquency is the driving indicator for the risk ratings. Risk ratings are the overall credit quality indicator for the Company and the credit quality indicator is utilized for estimating the appropriate allowance for loan losses. The Company utilizes a risk rating system, which classifies loans within the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources.

Pass and Watch loans are loans that have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special Mention loans are loans that have potential weaknesses that warrant closer attention by management. Special Mention is a transitory grade. If the potential weaknesses are resolved, the loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information indicate that the repayment sources may become inadequate, the loan is downgraded to a Substandard grade. Substandard loans are loans that have well-defined weaknesses that may jeopardize the full and timely repayment of the loan. Substandard loans have a distinct possibility of loss, if the deficiencies are not corrected. When management has assessed a potential for loss but a distinct possibility of loss is not recognizable, the loan remains classified as Substandard grade. Doubtful loans are loans that have insufficient sources of repayment and a high probability of loss. Loss loans are loans that are uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted based on changes in the borrowers’ financial status and the loans’ collectability.

The following tables present the credit risk ratings for non-PCI loans by portfolio segment as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
Commercial:
C&I	$11,513,029	$283,651	$219,619	$22,565	$12,038,864
CRE	9,337,492	50,171	91,316	—	9,478,979
Multifamily residential	2,210,481	20,900	10,946	—	2,242,327
Construction and land	593,632	20,046	33,660	—	647,338
Total commercial	23,654,634	374,768	355,541	22,565	24,407,508
Consumer:
Single-family residential	6,192,411	7,688	14,287	—	6,214,386
HELOCs	1,601,555	2,492	14,398	—	1,618,445
Other consumer	316,113	14,000	2,506	—	332,619
Total consumer	8,110,079	24,180	31,191	—	8,165,450
Total	$31,764,713	$398,948	$386,732	$22,565	$32,572,958

($ in thousands)	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
Commercial:
C&I	$11,644,470	$260,089	$139,844	$10,415	$12,054,818
CRE	9,144,646	49,705	90,232	—	9,284,583
Multifamily residential	2,215,573	20,551	10,382	—	2,246,506
Construction and land	485,217	19,838	33,697	—	538,752
Total commercial	23,489,906	350,183	274,155	10,415	24,124,659
Consumer:
Single-family residential	5,925,584	6,376	7,298	—	5,939,258
HELOCs	1,669,300	1,576	11,103	—	1,681,979
Other consumer	328,767	1	2,502	—	331,270
Total consumer	7,923,651	7,953	20,903	—	7,952,507
Total	$31,413,557	$358,136	$295,058	$10,415	$32,077,166

The following tables present the credit risk ratings for PCI loans by portfolio segment as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial:
C&I	$1,942	$—	$—	$—	$1,942
CRE	137,259	719	19,381	—	157,359
Multifamily residential	26,770	—	1,493	—	28,263
Construction and land	42	—	—	—	42
Total commercial	166,013	719	20,874	—	187,606
Consumer:
Single-family residential	93,375	772	798	—	94,945
HELOCs	7,042	456	279	—	7,777
Total consumer	100,417	1,228	1,077	—	102,722
Total (1)	$266,430	$1,947	$21,951	$—	$290,328

($ in thousands)	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial:
C&I	$1,996	$—	$156	$—	$2,152
CRE	146,057	—	19,195	—	165,252
Multifamily residential	33,003	—	1,523	—	34,526
Construction and land	42	—	—	—	42
Total commercial	181,098	—	20,874	—	201,972
Consumer:
Single-family residential	95,789	1,021	386	—	97,196
HELOCs	8,314	256	285	—	8,855
Total consumer	104,103	1,277	671	—	106,051
Total (1)	$285,201	$1,277	$21,545	$—	$308,023

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized or guaranteed by government agencies, and in the process of collection. Non-PCI loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
Commercial:
C&I	$10,098	$18,884	$28,982	$59,140	$27,326	$86,466	$11,923,416	$12,038,864
CRE	18,192	4,042	22,234	3,666	21,543	25,209	9,431,536	9,478,979
Multifamily residential	2,600	383	2,983	1,040	580	1,620	2,237,724	2,242,327
Construction and land	—	—	—	—	—	—	647,338	647,338
Total commercial	30,890	23,309	54,199	63,846	49,449	113,295	24,240,014	24,407,508
Consumer:
Single-family residential	14,653	9,382	24,035	499	9,968	10,467	6,179,884	6,214,386
HELOCs	6,065	1,660	7,725	1,381	9,092	10,473	1,600,247	1,618,445
Other consumer	17	3	20	—	2,506	2,506	330,093	332,619
Total consumer	20,735	11,045	31,780	1,880	21,566	23,446	8,110,224	8,165,450
Total	$51,625	$34,354	$85,979	$65,726	$71,015	$136,741	$32,350,238	$32,572,958

($ in thousands)	December 31, 2018
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
Commercial:
C&I	$21,032	$19,170	$40,202	$17,097	$26,743	$43,840	$11,970,776	$12,054,818
CRE	7,740	—	7,740	3,704	20,514	24,218	9,252,625	9,284,583
Multifamily residential	4,174	—	4,174	1,067	193	1,260	2,241,072	2,246,506
Construction and land	207	—	207	—	—	—	538,545	538,752
Total commercial	33,153	19,170	52,323	21,868	47,450	69,318	24,003,018	24,124,659
Consumer:
Single-family residential	14,645	7,850	22,495	509	4,750	5,259	5,911,504	5,939,258
HELOCs	2,573	1,816	4,389	1,423	7,191	8,614	1,668,976	1,681,979
Other consumer	11	12	23	—	2,502	2,502	328,745	331,270
Total consumer	17,229	9,678	26,907	1,932	14,443	16,375	7,909,225	7,952,507
Total	$50,382	$28,848	$79,230	$23,800	$61,893	$85,693	$31,912,243	$32,077,166

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. Refer to the discussion on PCI loans within this Note for additional details on interest income recognition. As of March 31, 2019 and December 31, 2018, PCI loans on nonaccrual status totaled $4.1 million and $4.0 million, respectively.

Loans in Process of Foreclosure

The Company commences the foreclosure process on consumer mortgage loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau guidelines. As of March 31, 2019 and December 31, 2018, consumer mortgage loans of $5.3 million and $3.0 million, respectively, were secured by residential real estate properties, for which formal foreclosure proceedings were in process in accordance with local requirements of the applicable jurisdictions. As of both March 31, 2019 and December 31, 2018, no foreclosed residential real estate property was included in total net OREO of $133 thousand.

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

There were no non-PCI TDR additions during the three months ended March 31, 2018. The following table presents the additions to non-PCI TDRs for the three months ended March 31, 2019:

($ in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	3	$29,152	$29,176	$60

(1)	Includes subsequent payments after modification and reflects the balance as of March 31, 2019.

(2)	The financial impact includes increases in charge-offs and specific reserves recorded at the modification date.

Modifications made to the TDRs presented in the table above include forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

Subsequent to restructuring, a TDR that becomes delinquent, generally beyond 90 days, is considered to be in default. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following table presents information on loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three months ended March 31, 2019 and 2018, and were still in default at the respective period end:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended March 31,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	3	$4,618	—	$—
Consumer:
HELOCs	—	$—	1	$155

The amount of additional funds committed to lend to borrowers whose terms have been modified was $860 thousand and $3.9 million as of March 31, 2019 and December 31, 2018, respectively.

Impaired Loans

The following tables present information on non-PCI impaired loans as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial:
C&I	$159,172	$117,905	$11,791	$129,696	$1,537
CRE	37,461	29,288	2,012	31,300	197
Multifamily residential	6,373	2,925	2,958	5,883	92
Total commercial	203,006	150,118	16,761	166,879	1,826
Consumer:
Single-family residential	19,593	3,970	14,366	18,336	43
HELOCs	11,794	5,356	6,308	11,664	84
Other consumer	2,506	—	2,506	2,506	2,502
Total consumer	33,893	9,326	23,180	32,506	2,629
Total non-PCI impaired loans	$236,899	$159,444	$39,941	$199,385	$4,455

($ in thousands)	December 31, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial:
C&I	$82,963	$48,479	$8,609	$57,088	$1,219
CRE	36,426	28,285	2,067	30,352	208
Multifamily residential	6,031	2,949	2,611	5,560	75
Total commercial	125,420	79,713	13,287	93,000	1,502
Consumer:
Single-family residential	14,670	2,552	10,908	13,460	34
HELOCs	10,035	5,547	4,409	9,956	5
Other consumer	2,502	—	2,502	2,502	2,491
Total consumer	27,207	8,099	17,819	25,918	2,530
Total non-PCI impaired loans	$152,627	$87,812	$31,106	$118,918	$4,032

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
Commercial:
C&I	$93,391	$735	$98,833	$262
CRE	30,827	114	35,236	143
Multifamily residential	5,721	61	10,027	82
Construction and land	—	—	3,973	—
Total commercial	129,939	910	148,069	487
Consumer:
Single-family residential	15,898	128	15,079	113
HELOCs	10,811	18	6,671	15
Other consumer	2,504	—	2,491	—
Total consumer	29,213	146	24,241	128
Total non-PCI impaired loans	$159,152	$1,056	$172,310	$615

(1)	Includes interest income recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal, not as interest income.

Allowance for Credit Losses

The following table presents a summary of activities in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Non-PCI Loans
Allowance for non-PCI loans, beginning of period	$311,300	$287,070
Provision for loan losses on non-PCI loans	20,648	19,933
Gross charge-offs:
Commercial:
C&I	(17,244)	(18,445)
Consumer:
Single-family residential	—	(1)
Other consumer	(14)	(17)
Total gross charge-offs	(17,258)	(18,463)
Gross recoveries:
Commercial:
C&I	2,251	7,279
CRE	222	427
Multifamily residential	281	333
Construction and land	63	435
Consumer:
Single-family residential	2	184
HELOCs	2	—
Other consumer	—	1
Total gross recoveries	2,821	8,659
Net charge-offs	(14,437)	(9,804)
Foreign currency translation adjustments	369	408
Allowance for non-PCI loans, end of period	317,880	297,607
PCI Loans
Allowance for PCI loans, beginning of period	22	58
Reversal of loan losses on PCI loans	(8)	(11)
Allowance for PCI loans, end of period	14	47
Allowance for loan losses	$317,894	$297,654

For further information on accounting policies and the methodologies used to estimate the allowance for credit losses and loan charge-offs, see Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

The following table presents a summary of activities in the allowance for unfunded credit reserves for the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Allowance for unfunded credit reserves, beginning of period	$12,566	$13,318
Provision for unfunded credit reserves	1,939	296
Allowance for unfunded credit reserves, end of period	$14,505	$13,614

The allowance for unfunded credit reserves is maintained at a level management believes to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. See Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit reserves.

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019
	Commercial				Consumer			Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs	Other Consumer
Allowance for loan losses
Individually evaluated for impairment	$1,537	$197	$92	$—	$43	$84	$2,502	$4,455
Collectively evaluated for impairment	188,220	39,668	18,422	22,349	35,716	7,317	1,733	313,425
Acquired with deteriorated credit quality	—	14	—	—	—	—	—	14
Total	$189,757	$39,879	$18,514	$22,349	$35,759	$7,401	$4,235	$317,894

Recorded investment in loans
Individually evaluated for impairment	$129,696	$31,300	$5,883	$—	$18,336	$11,664	$2,506	$199,385
Collectively evaluated for impairment	11,909,168	9,447,679	2,236,444	647,338	6,196,050	1,606,781	330,113	32,373,573
Acquired with deteriorated credit quality (1)	1,942	157,359	28,263	42	94,945	7,777	—	290,328
Total (1)	$12,040,806	$9,636,338	$2,270,590	$647,380	$6,309,331	$1,626,222	$332,619	$32,863,286

($ in thousands)	December 31, 2018
	Commercial				Consumer			Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs	Other Consumer
Allowance for loan losses
Individually evaluated for impairment	$1,219	$208	$75	$—	$34	$5	$2,491	$4,032
Collectively evaluated for impairment	190,121	38,823	19,208	20,282	31,306	5,769	1,759	307,268
Acquired with deteriorated credit quality	—	22	—	—	—	—	—	22
Total	$191,340	$39,053	$19,283	$20,282	$31,340	$5,774	$4,250	$311,322

Recorded investment in loans
Individually evaluated for impairment	$57,088	$30,352	$5,560	$—	$13,460	$9,956	$2,502	$118,918
Collectively evaluated for impairment	11,997,730	9,254,231	2,240,946	538,752	5,925,798	1,672,023	328,768	31,958,248
Acquired with deteriorated credit quality (1)	2,152	165,252	34,526	42	97,196	8,855	—	308,023
Total (1)	$12,056,970	$9,449,835	$2,281,032	$538,794	$6,036,454	$1,690,834	$331,270	$32,385,189

(1)	Loans net of ASC 310-30 discount.

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

The following table presents the changes in accretable yield for PCI loans for the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Accretable yield for PCI loans, beginning of period	$74,870	$101,977
Accretion	(6,201)	(9,134)
Changes in expected cash flows	192	3,021
Accretable yield for PCI loans, end of period	$68,861	$95,864

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held for investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of March 31, 2019, there were no loans held-for-sale. In comparison, as of December 31, 2018, loans held-for-sale of $275 thousand consisted of single-family residential loans.

Loan Purchases, Transfers and Sales

From time to time, the Company purchases and sells loans in the secondary market. Certain purchased loans are transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables present information on loan purchases into held-for-investment portfolio, reclassification of loans held-for-investment to held-for-sale and sales during the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31, 2019
	Commercial			Consumer	Total
	C&I	CRE	Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$75,573	$16,655	$—	$—	$92,228
Sales (2)(3)(4)	$75,646	$16,655	$—	$2,442	$94,743
Purchases (5)	$107,194	$—	$4,218	$36,402	$147,814

($ in thousands)	Three Months Ended March 31, 2018
	Commercial			Consumer
	C&I	CRE	Multifamily Residential	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$146,391	$9,376	$—	$—	$155,767
Sales (2)(3)(4)	$102,365	$9,376	$—	$2,546	$114,287
Purchases (5)	$64,747	$—	$186	$15,113	$80,046

(1)
The Company recorded $73 thousand and $85 thousand in write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three months ended March 31, 2019 and 2018, respectively.

(2)
Includes originated loans sold of $76.5 million and $89.7 million for the three months ended March 31, 2019 and 2018, respectively. Originated loans sold during each of the three months ended March 31, 2019 and 2018 were primarily C&I and CRE loans.

(3)	Includes purchased loans sold in the secondary market of $18.2 million and $24.6 million for the three months ended March 31, 2019 and 2018, respectively.

(4)
Net gains on sales of loans, excluding the lower of cost or fair value adjustments, were $915 thousand and $1.6 million for the three months ended March 31, 2019 and 2018, respectively. No lower of cost or fair value adjustments were recorded for each of the three months ended March 31, 2019 and 2018.

(5)	C&I loan purchases for each of the three months ended March 31, 2019 and 2018 were comprised of C&I syndicated loans.

Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in low or moderate income neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA and tax credits. Such entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. Each of the entities must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. In addition to affordable housing projects, the Company also invests in New Market Tax Credit projects that qualify for CRA credits and eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, while the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019	December 31, 2018
Investments in qualified affordable housing partnerships, net	$197,470	$184,873
Accrued expenses and other liabilities — Unfunded commitments	$83,769	$80,764

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Tax credits and other tax benefits recognized	$11,826	$9,155
Amortization expense included in income tax expense	$8,897	$7,073

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, net, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019	December 31, 2018
Investments in tax credit and other investments, net	$217,445	$231,635
Accrued expenses and other liabilities — Unfunded commitments	$78,326	$80,228

Amortization of tax credit and other investments was $24.9 million and $17.4 million for the three months ended March 31, 2019 and 2018, respectively.

$30.9 million and $31.2 million of equity securities with readily determinable fair values were included in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018, respectively. These equity securities are CRA investments and were measured at fair value with changes in fair value recorded in net income. The Company recorded unrealized gains on these equity securities of $392 thousand during the three months ended March 31, 2019 and unrealized losses of $454 thousand for the same period in 2018.

The Company has previously invested in mobile solar generators sold and managed by DC Solar, which were included in Investments in tax credit and other investments, net on the Consolidated Balance Sheet. For reasons that were not known or knowable to the Company, DC Solar had its assets frozen in December 2018. DC Solar filed for bankruptcy protection in February 2019. In February 2019, an affidavit from a Federal Bureau of Investigation (“FBI”) special agent stated that DC Solar was operating a fraudulent "Ponzi-like scheme" and that the majority of mobile solar generators sold to investors and managed by DC Solar and the majority of the related lease revenues claimed to have been received by DC Solar may not have existed. Certain investors in DC Solar, including the Company, received tax credits for making these renewable resource investments. The Company has claimed tax credit benefits of approximately $53.9 million in the Consolidated Financial Statements between 2014 through 2018. If the allegations set forth in the declaration filed by the FBI are proven to be accurate, up to the entire amount of the tax credits claimed by the Company could potentially be disallowed. The Company has fully written off the tax credit investments related to DC Solar in the first quarter of 2019 and recorded a pre-tax $7.0 million impairment charge, which is included in Amortization of tax credit and other investments on the Consolidated Statement of Income during the three months ended March 31, 2019. Based on the information known as of March 31, 2019, the Company believes that it has not met the more-likely-than-not criterion to recognize an uncertain tax position liability under ASC 740, Income Taxes. The Company continues to closely monitor the progress of the allegations set forth in the FBI declaration, and it is reasonably possible that an uncertain tax position will be required for at least part, if not potentially all, of the tax credit benefits the Company has claimed.

Variable Interest Entities

The Company invests in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, historic rehabilitation projects, wind and solar projects, of which the majority of such investments are variable interest entities (“VIEs”). As a limited partner in these partnerships, these investments are designed to generate a return primarily through the realization of federal tax credits and tax benefits. An unrelated third party is typically the general partner or managing member who has control over the significant activities of such investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these structures due to the general partner or managing partner’s ability to manage the entity, which is indicative of power in them. The Company’s maximum exposure to loss in connection with these partnerships consist of the unamortized investment balance and any tax credits claimed subject to recapture.

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. The Company is the servicer of the multifamily residential loans it has securitized in the first quarter of 2016. The Company does not consolidate the multifamily securitization entity because it does not have power and does not have a variable interest that could potentially be significant to the VIE.

Note 10 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.7 million and $465.5 million as of March 31, 2019 and December 31, 2018, respectively. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. The Company assesses goodwill for impairment at the reporting unit level (at the same level as the Company’s business segment) on an annual basis as of December 31st of each year, or more frequently if events or circumstances, such as adverse changes in the economic or business environment, indicate there may be impairment. The Company organizes its operation into three reporting segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. For information on how the reporting units are identified and components are aggregated, see Note 17 — Business Segments to the Consolidated Financial Statements in this Form 10-Q.

The following tables present changes in the carrying amount of goodwill by reporting unit during the three months ended March 31, 2019 and 2018:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Total
Beginning balance, January 1, 2018	$357,207	$112,226	$469,433
Disposition of the DCB branches	(3,886)	—	(3,886)
Ending balance, March 31, 2018	$353,321	$112,226	$465,547

($ in thousands)	Consumer and Business Banking	Commercial Banking	Total
Beginning balance, January 1, 2019	$353,321	$112,226	$465,547
Acquisition of Enstream Capital Markets, LLC	—	150	150
Ending balance, March 31, 2019	$353,321	$112,376	$465,697

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2018, and concluded that there was no goodwill impairment as the fair value of all reporting units exceeded the carrying amount of their respective reporting unit. There were no triggering events during the three months ended March 31, 2019, and therefore, no additional goodwill impairment analysis was performed. No assurance can be given that goodwill will not be written down in future periods. Refer to Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2018 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions and are included in Other assets on the Consolidated Balance Sheet. These intangibles are tested for impairment on an annual basis, or more frequently as events occur or current circumstances and conditions warrant. There were no impairment write-downs on the core deposit intangibles for each of the three months ended March 31, 2019 and 2018. In addition, core deposit intangibles associated with the sale of the Bank’s DCB branches with a net carrying amount of $1.0 million were written off in the first quarter of 2018.

The following table presents the gross carrying amount of core deposit intangible assets and accumulated amortization as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019	December 31, 2018
Gross balance (1)	$86,099	$86,099
Accumulated amortization (1)	(72,744)	(71,570)
Net carrying balance (1)	$13,355	$14,529

(1)	Excludes fully amortized core deposit intangible assets.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $1.2 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of March 31, 2019:

($ in thousands)	Amount
Remainder of 2019	$3,344
2020	3,634
2021	2,749
2022	1,865
2023	1,199
Thereafter	564
Total	$13,355

Note 11 — Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and all subsequent related ASUs using the alternative transition method with a cumulative-effect adjustment to retained earnings without revising comparable prior periods’ financial information. As both a lessee and lessor, the Company elected the package of practical expedients available for leases that commenced before the adoption date where the Company need not reassess: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) the initial direct costs for any expired or existing leases (i.e., whether those costs qualify for capitalization). The Company also elected the hindsight practical expedient to determine the lease term and in assessing impairment on the Company’s right-of-use assets, and the practical expedient to not separate lease and non-lease components, consistently across all leases.

Leases - Lessee

The Company determines if an arrangement is a lease or contains a lease at inception. The Company leases certain retail banking branches and office spaces in the U.S. and Greater China under operating leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As of March 31, 2019, the Company had 128 operating leases with lease expiration in the years ranging from 2019 to 2030, exclusive of renewal options. Certain operating leases include options to extend the leases for up to 15 years, while some of which include options to terminate the leases after four to five years of occupancy. The Company's measurement of the operating lease liability and right-of-use asset does not include payments associated with the options to extend or terminate the lease since it is not reasonably certain that the Company will exercise that option. The Company also has equipment and air rights finance leases. As of March 31, 2019, the Company has four finance leases with lease expiration in the years ranging from 2021 to 2047.

A portion of the operating leases includes variable lease payments that are primarily based on the usage of the asset or the consumer price index ("CPI") as specified in the lease agreements. The Company does not remeasure lease liabilities as a result of changes to variable lease payments. As most of the Company’s operating and financing leases do not provide an implicit rate, the Company’s incremental borrowing rate (“IBR”) based on the information available at the later of adoption date or lease commencement date is used in determining the present value of future payments. The FHLB of San Francisco secured advance rate, effected for the Company’s borrowing capacity ratio, and the rate of interest on the unsecured borrowings are blended in a weighted average calculation to arrive at the Company’s IBR that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Balance Sheet Classification

The following table presents the lease related assets and liabilities recorded on the Consolidated Balance Sheet:

($ in thousands)	Classification on the Consolidated Balance Sheet	March 31, 2019
Assets:
Operating lease assets	Operating lease right-of use assets	$104,289
Finance lease assets	Premises and equipment	8,199
Total lease assets		$112,488
Liabilities:
Operating lease liabilities	Operating lease liabilities	$112,843
Finance lease liabilities	Long-term debt and finance lease liabilities	5,533
Total lease liabilities		$118,376

Lease Costs

The following table presents the components of lease expense for operating and finance leases during the three months ended March 31, 2019:

($ in thousands)	Three Months Ended March 31, 2019
Operating lease cost	$8,980
Finance lease cost:
Amortization of right-of-use assets	202
Interest on lease liabilities	46
Variable lease cost	30
Sublease income	(32)
Net lease cost	$9,226

Supplemental Lease Information

The following table presents the supplemental cash flow information related to leases during the three months ended March 31, 2019:

($ in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,175
Operating cash flows from finance leases	$46
Financing cash flows from finance leases	$217
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3,678

The following table presents the weighted average remaining lease terms and discount rates related to leases as of March 31, 2019:

($ in thousands)	March 31, 2019
Weighted-average remaining lease term:
Operating leases	5.0 years
Finance leases	16.1 years
Weighted-average discount rate:
Operating leases	3.24%
Finance leases	3.29%

Maturity Analysis

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as March 31, 2019:

($ in thousands)	Operating Leases	Finance Leases
Remainder of 2019	$23,357	$782
2020	28,029	997
2021	23,359	977
2022	16,542	638
2023	10,675	349
Thereafter	20,548	3,450
Total minimum lease payments	$122,510	$7,193
Less: imputed interest	(9,667)	(1,660)
Present value of lease liabilities	$112,843	$5,533

In addition, the Company has two operating leases of $22.7 million that had not yet commenced as of March 31, 2019. These leases will commence on April 1, 2019 with lease terms between two to three years.

Leases - Lessor

The Company provides equipment financing leases to its commercial customers. As of March 31, 2019, the Company has 106 direct finance leases with expiration in the years ranging from 2019 to 2027, exclusive of renewal options. Some of the leases include options to extend leases for up to one year, and some include early buy out options for the lessee to purchase the equipment before the end of the contract. All equipment leases include options to purchase the underlying assets. As the Company is not reasonably certain at lease commencement that the purchase options will be exercised by the lessees, the lease terms exclude the purchase option.

The unguaranteed residual value is recorded at the present value of the amount the Company expects to derive from the underlying asset following the end of the lease term that is not guaranteed by the lessee or any third party, discounted using the rate implicit in the lease. The guaranteed residual value is included in Loans held-for-investment on the Consolidated Balance Sheet, measured on a discounted basis. The Company utilizes residual value insurance on equipment as a risk management strategy for residual assets.

Components of Net Investment and Lease Income - Direct Financing Leases

The table below presents certain information related to the components of the net investment in direct financing leases as of March 31, 2019 and the lease income for direct financing leases during the three months ended March 31, 2019:

($ in thousands)	Direct Financing Leases
As of March 31, 2019
Lease receivables	$140,001
Unguaranteed residual assets	14,486
Net investment in direct financing leases	$154,487
Three Months Ended March 31, 2019
Interest income	$1,541

Maturity Analysis

Future minimum rental payments to be received under non-cancellable direct financing leases are estimated as follows:

($ in thousands)	Direct Financing Leases
Remainder of 2019	$20,374
2020	27,027
2021	25,046
2022	17,651
2023	11,454
Thereafter	18,981
Total minimum lease payments	$120,533
Less: imputed interest	(12,626)
Present value of lease receivables	$107,907

Note 12 — Commitments and Contingencies

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

The following table presents the Company’s credit-related commitments as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019	December 31, 2018
Loan commitments	$5,349,316	$5,147,821
Commercial letters of credit and SBLCs	$1,806,083	$1,796,647

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of March 31, 2019, total letters of credit of $1.81 billion were comprised of SBLCs of $1.73 billion and commercial letters of credit of $71.4 million.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves, and amounted to $14.4 million as of March 31, 2019 and $12.4 million as of December 31, 2018. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Guarantees — The Company sells or securitizes loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the types of guarantees the Company had outstanding as of March 31, 2019 and December 31, 2018:

($ in thousands)	Maximum Potential Future Payments		Carrying Value
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Single-family residential loans sold or securitized with recourse	$15,571	$16,700	$15,571	$16,700
Multifamily residential loans sold or securitized with recourse	17,019	17,058	61,619	69,974
Total	$32,590	$33,758	$77,190	$86,674

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves and totaled $103 thousand and $123 thousand as of March 31, 2019 and December 31, 2018, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

Litigation — The Company is a party to various legal actions arising in the course of its business. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s exposure and ultimate losses may be higher, and possibly significantly more than the amounts accrued.

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q. As of March 31, 2019 and December 31, 2018, these commitments were $162.1 million and $161.0 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 13 — Revenue from Contracts with Customers

The following tables present revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, and other noninterest income, segregated by operating segments for the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$5,233	$3,274	$16	$8,523
Card income	933	185	—	1,118
Wealth management fees	3,706	106	—	3,812
Total revenue from contracts with customers	$9,872	$3,565	$16	$13,453
Other sources of noninterest income (1)	3,900	20,979	3,799	28,678
Total noninterest income	$13,772	$24,544	$3,815	$42,131

($ in thousands)	Three Months Ended March 31, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$6,014	$3,014	$158	$9,186
Card income	1,070	174	—	1,244
Wealth management fees	2,796	157	—	2,953
Total revenue from contracts with customers	$9,880	$3,345	$158	$13,383
Other sources of noninterest income (1)	34,568	24,093	2,400	61,061
Total noninterest income	$44,448	$27,438	$2,558	$74,444

(1)	Primarily represents revenue from contracts with customers that are out of the scope of ASC 606, Revenue from Contracts with Customers.

Generally, the Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are typically satisfied as services are rendered. The Company generally records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services. The Company records contract assets when services are provided to customers before payment is received or before payment is due. Since the Company receives payments for its services during the period or at the time services are provided, there were no contract asset or receivable balances as of both March 31, 2019 and December 31, 2018.

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Deposit Account Fees — Deposit Service Charges and Related Fee Income

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

Deposit Account Fees — Card Income

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

Note 14 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, stock purchase warrants, phantom stock and dividend equivalents to eligible employees, consultants, other service providers, and non-employee directors of the Company and its subsidiaries. There were no outstanding stock awards other than RSUs as of both March 31, 2019 and December 31, 2018.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Stock compensation costs	$7,444	$6,158
Related net tax benefits for stock compensation plans	$4,707	$4,778

RSUs — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. RSUs are authorized to settle predominantly in shares of the Company’s common stock. Certain RSUs will be settled in cash that subject these RSUs to variable accounting whereby compensation expense is adjusted to fair value based on changes in the Company’s stock price up to the settlement date. RSUs entitle the recipient to receive cash dividend equivalents to any dividends paid on the underlying common stock during the period the RSUs are outstanding. RSU dividends are accrued during the vesting period and are paid at the time of vesting. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals referred to as “Performance-based RSUs.” All RSUs are subject to forfeiture until vested.

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

Compensation costs for the time-based awards that will be settled in shares of the Company’s common stock are based on the quoted market price of the Company’s common stock at the grant date. Compensation costs for certain time-based awards that will be settled in cash are adjusted to fair value based on changes in the share price of the Company’s common stock up to the settlement date. Compensation costs associated with performance-based RSUs are based on grant date fair value which considers both market and performance conditions, and is subject to subsequent adjustments based on the changes in the Company’s projected outcome of the performance criteria. Compensation costs of both time-based awards and performance-based awards are recognized on a straight-line basis from the grant date until the vesting date of each grant.

The following table presents a summary of the activities and pricing information for the Company’s time-based and performance-based RSUs that will be settled in shares for the three months ended March 31, 2019. The number of outstanding performance-based RSUs stated below assumes the associated performance targets will be met at the target level:

	Three Months Ended March 31, 2019
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, at beginning of period	1,121,391	$51.22	411,290	$49.93
Granted	475,833	52.75	134,600	54.64
Vested	(350,755)	31.38	(159,407)	29.18
Forfeited	(10,168)	56.23	—	—
Outstanding, at end of period	1,236,301	$57.40	386,483	$60.13

The following table presents a summary of the activities for the Company’s time-based RSUs that will be settled in cash for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Shares
Outstanding, at beginning of period	—
Granted	12,145
Vested	—
Forfeited	—
Outstanding, at end of period	12,145

As of March 31, 2019, there were $34.0 million and $22.0 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. These costs are expected to be recognized over a weighted-average period of 2.26 years and 2.38 years, respectively.

Note 15 — Stockholders’ Equity and Earnings Per Share

Warrant — The Company acquired MetroCorp Bancshares, Inc., on January 17, 2014. Prior to the acquisition, MetroCorp Bancshares, Inc. had outstanding warrants to purchase 771,429 shares of its common stock. Upon the acquisition, the rights of the warrant holders were converted into the rights to acquire 230,282 shares of East West’s common stock until January 16, 2019. All warrants were exercised on January 7, 2019.

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

The following table presents the EPS calculations for the three months ended March 31, 2019 and 2018:

($ and shares in thousands, except per share data)	Three Months Ended March 31,
	2019	2018
Basic:
Net income	$164,024	$187,032

Basic weighted-average number of shares outstanding	145,256	144,664
Basic EPS	$1.13	$1.29

Diluted:
Net income	$164,024	$187,032

Basic weighted-average number of shares outstanding	145,256	144,664
Diluted potential common shares (1)	665	1,275
Diluted weighted-average number of shares outstanding (1)	145,921	145,939
Diluted EPS	$1.12	$1.28

(1)	Includes dilutive shares from RSUs for the three months ended March 31, 2019, and from RSUs and warrants for the three months ended March 31, 2018.

For the three months ended March 31, 2019 and 2018, 263 thousand and 178 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation.

Note 16 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the three months ended March 31, 2019 and 2018:

($ in thousands)	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Total
BALANCE, JANUARY 1, 2018	$(30,898)	$(6,621)	$(37,519)
Cumulative effect of change in accounting principle related to marketable equity securities (2)	385	—	385
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (3)	(6,656)	—	(6,656)
BALANCE, JANUARY 1, 2018, ADJUSTED	(37,169)	(6,621)	(43,790)
Net unrealized (losses) gains arising during the period	(17,311)	6,798	(10,513)
Amounts reclassified from AOCI	(1,501)	—	(1,501)
Changes, net of tax	(18,812)	6,798	(12,014)
BALANCE, MARCH 31, 2018	$(55,981)	$177	$(55,804)
BALANCE, JANUARY 1, 2019	$(45,821)	$(12,353)	$(58,174)
Net unrealized gains arising during the period	23,111	3,180	26,291
Amounts reclassified from AOCI	(1,100)	—	(1,100)
Changes, net of tax	22,011	3,180	25,191
BALANCE, MARCH 31, 2019	$(23,810)	$(9,173)	$(32,983)

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

(3)
Represents amounts reclassified from AOCI to retained earnings due to the early adoption of ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2018.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three months ended March 31, 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019			2018
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains (losses) arising during the period	$30,938	$(7,827)	$23,111	$(24,577)	$7,266	$(17,311)
Net realized gains reclassified into net income (1)	(1,561)	461	(1,100)	(2,129)	628	(1,501)
Net change	29,377	(7,366)	22,011	(26,706)	7,894	(18,812)
Foreign currency translation adjustments:
Net unrealized gains arising during the period	3,180	—	3,180	6,798	—	6,798
Net change	3,180	—	3,180	6,798	—	6,798
Other comprehensive income (loss)	$32,557	$(7,366)	$25,191	$(19,908)	$7,894	$(12,014)

(1)	For the three months ended March 31, 2019 and 2018, pre-tax amounts were reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statement of Income.

Note 17 — Business Segments

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. These segments are defined by the type of customers and the related products and services provided, and reflect how financial information is currently evaluated by management. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of certain balance sheet and income statement items. Because of the interrelationships among the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. The Consumer and Business Banking segment also originates commercial loans for small and medium-sized enterprises through the Company’s branch network. Other products and services provided by the Consumer and Business Banking segment include wealth management, treasury management, and foreign exchange services.

The Commercial Banking segment primarily generates commercial loans and deposits. Commercial loan products include commercial business loans and lines of credit, trade finance loans and letters of credit, CRE loans, construction lending, affordable housing loans and letters of credit, asset-based lending, and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity hedging risk management.

The remaining centralized functions, including the treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, the Consumer and Business Banking and the Commercial Banking segments.

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The internal reporting process derives operating segment results by utilizing allocation methodologies for revenue and expenses. Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing process. The process charges a cost to fund loans and allocates credits for funds provided from deposits using internal funds transfer pricing rates, which are based on market interest rates and other factors. When market interest rates increase, costs charged to the segments to fund the loans increase correspondingly, in addition to the credits allocated to the segments for deposit balances, and vice versa. The treasury function within the Other segment is responsible for liquidity and interest rate management of the Company. Therefore, the net spread between the total internal funds transfer pricing charges and credits is recorded as part of net interest income in the Other segment.

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

During the three months ended March 31, 2019, the Company enhanced its segment cost allocation methodology related to stock compensation expense and bonus accrual. Effective the first quarter of 2019, stock compensation expense is allocated to the respective segments, while it was previously recorded in the Other segment as a corporate expense. In addition, bonus expense is now allocated at a more granular level at the segment level. For comparability, segment information for the three months ended March 31, 2018 have been restated to conform to the current period presentation.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three months ended March 31, 2019 and 2018:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended March 31, 2019
Interest income	$134,339	$296,140	$32,832	$463,311
Charge for funds used	(77,446)	(162,625)	23,299	(216,772)
Interest spread on funds used	56,893	133,515	56,131	246,539
Interest expense	(55,709)	(23,650)	(21,491)	(100,850)
Credit on funds provided	165,004	37,375	14,393	216,772
Interest spread on funds provided	109,295	13,725	(7,098)	115,922
Net interest income before provision for credit losses	$166,188	$147,240	$49,033	$362,461
Provision for credit losses	$3,013	$19,566	$—	$22,579
Noninterest income	$13,772	$24,544	$3,815	$42,131
Noninterest expense	$87,906	$70,544	$28,472	$186,922
Segment income before income taxes	$89,041	$81,674	$24,376	$195,091
Segment net income	$63,655	$58,499	$41,870	$164,024
As of March 31, 2019
Segment assets	$10,902,961	$23,964,592	$7,223,880	$42,091,433

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended March 31, 2018
Interest income	$104,710	$239,577	$27,586	$371,873
Charge for funds used	(49,273)	(111,366)	(18,327)	(178,966)
Interest spread on funds used	55,437	128,211	9,259	192,907
Interest expense	(24,940)	(9,179)	(11,061)	(45,180)
Credit on funds provided	145,451	25,448	8,067	178,966
Interest spread on funds provided	120,511	16,269	(2,994)	133,786
Net interest income before provision for credit losses	$175,948	$144,480	$6,265	$326,693
Provision for credit losses	$3,093	$17,125	$—	$20,218
Noninterest income	$44,448	$27,438	$2,558	$74,444
Noninterest expense	$87,317	$61,302	$20,516	$169,135
Segment income (loss) before income taxes	$129,986	$93,491	$(11,693)	$211,784
Segment net income	$93,134	$67,029	$26,869	$187,032
As of March 31, 2018
Segment assets	$9,327,355	$22,002,393	$6,342,190	$37,671,938

Note 18 — Subsequent Events

On April 18, 2019, the Company’s Board of Directors declared second quarter 2019 cash dividends for the Company’s common stock. The common stock cash dividend of $0.275 per share is payable on May 15, 2019 to stockholders of record as of May 1, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company” or “we”), and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report, and the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission on February 27, 2019 (the “Company’s 2018 Form 10-K”).

Company Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial service needs of the Chinese-American community. Through over 130 locations in the United States (“U.S.”) and Greater China, the Company provides a full range of consumer and commercial products and services through three business segments: Consumer and Business Banking, Commercial Banking, with the remaining operations included in Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and investment securities and interest paid on deposits and other funding sources. As of March 31, 2019, the Company had $42.09 billion in assets and approximately 3,200 full-time equivalent employees. For additional information on products and services provided by the Bank, see Item 1. Business — Banking Services of the Company’s 2018 Form 10-K.

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

Selected Financial Data

($ and shares in thousands, except per share data)	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Summary of operations:
Interest and dividend income	$463,311	$457,334	$371,873
Interest expense	100,850	87,918	45,180
Net interest income before provision for credit losses	362,461	369,416	326,693
Provision for credit losses	22,579	17,959	20,218
Net interest income after provision for credit losses	339,882	351,457	306,475
Noninterest income (1)	42,131	41,695	74,444
Noninterest expense	186,922	188,097	169,135
Income before income taxes	195,091	205,055	211,784
Income tax expense	31,067	32,037	24,752
Net income	$164,024	$173,018	$187,032
Per common share:
Basic earnings	$1.13	$1.19	$1.29
Diluted earnings	$1.12	$1.18	$1.28
Dividends declared	$0.23	$0.23	$0.20
Book value	$31.56	$30.52	$27.46
Weighted-average number of shares outstanding:
Basic	145,256	144,960	144,664
Diluted	145,921	146,133	145,939
Common shares outstanding at period-end	145,501	144,961	144,873
At period end:
Total assets	$42,091,433	$41,042,356	$37,671,938
Total loans	$32,863,286	$32,385,464	$29,601,429
Available-for-sale investment securities	$2,640,158	$2,741,847	$2,811,416
Total deposits	$36,273,972	$35,439,628	$32,608,777
Long-term debt and finance lease liabilities	$152,433	$146,835	$166,640
Federal Home Loan Bank (“FHLB”) advances	$344,657	$326,172	$324,451
Stockholders’ equity	$4,591,930	$4,423,974	$3,978,755
Performance metrics:
Return on average assets (“ROA”)	1.63%	1.69%	2.03%
Return on average equity (“ROE”)	14.66%	15.83%	19.34%
Net interest margin	3.79%	3.79%	3.73%
Efficiency ratio	46.20%	45.75%	42.16%
Credit quality metrics:
Allowance for loan losses	$317,894	$311,322	$297,654
Allowance for loan losses to loans held-for-investment (2)	0.97%	0.96%	1.01%
Non-purchased credit-impaired (“PCI”) nonperforming assets to total assets (2)	0.33%	0.23%	0.35%
Annualized quarterly net charge-offs to average loans held-for-investment	0.18%	0.20%	0.14%
Selected metrics:
Total average equity to total average assets	11.14%	10.70%	10.49%
Common dividend payout ratio	20.59%	19.47%	15.65%
Loan-to-deposit ratio	90.60%	91.38%	90.78%
Capital ratios of EWBC:
Total capital	13.9%	13.7%	13.4%
Tier 1 capital	12.4%	12.2%	11.9%
Common Equity Tier 1 (“CET1”) capital	12.4%	12.2%	11.9%
Tier 1 leverage capital	10.2%	9.9%	9.6%

(1)	Includes $31.5 million of pretax gain recognized from the sale of the Desert Community Bank (“DCB”) branches during the first quarter of 2018.

(2)	Total assets and loans held-for-investment include PCI loans of $290.3 million, $308.0 million and $452.4 million as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

Financial Highlights
Noteworthy items about the Company’s performance for the first quarter of 2019 included:

•
Earnings: First quarter 2019 net income of $164.0 million and diluted earnings per share (“EPS”) of $1.12 both decreased 12%, compared to first quarter 2018 net income of $187.0 million and diluted EPS of $1.28.

•
Adjusted Earnings: Excluding the impacts of the after-tax impairment charge related to certain tax credit investments recorded during the first quarter of 2019 and after-tax gain on the sale of the DCB branches recognized in the first quarter of 2018, non-United States generally accepted accounting principles (“GAAP”) first quarter 2019 net income was $168.9 million, an increase of $4.1 million or 2% from $164.9 million for the same period in 2018. Non-GAAP first quarter 2019 diluted EPS was $1.16, an increase of $0.03 or 3% from $1.13 for the same period in 2018. (See reconciliations of non-GAAP measures presented below under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.)

•
Net Interest Income Growth and Net Interest Margin Expansion: First quarter 2019 net interest income was$362.5 million, an increase of $35.8 million or 11% year-over-year. First quarter 2019 net interest margin of 3.79% expanded by six basis points, compared to first quarter 2018 net interest margin of 3.73%. Net interest income growth primarily reflected loan yield expansion and loan growth, partially offset by an increase in the cost of funds.

•
Operating Efficiency: Efficiency ratio, calculated as noninterest expense divided by the sum of net interest income before provision for credit losses and noninterest income, was 46.20% for the first quarter of 2019, compared to 42.16% for the same period in 2018. Our non-GAAP adjusted efficiency ratio for the first quarter 2019 was 39.75%, an 89 basis point improvement over the same prior year period non-GAAP adjusted efficiency ratio of 40.64%. (See reconciliations of non-GAAP measures presented below under Item 2 — MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.)

•
Tax: First quarter 2019 effective tax rate was 15.9%, resulting in tax expense of $31.1 million, compared to an effective tax rate of 11.7% and tax expense of $24.8 million during the first quarter of 2018.

•
ROA and ROE: ROA and ROE were 1.63% and 14.66%, respectively, during the first quarter of 2019, while ROA and ROE were 2.03% and 19.34%, respectively during the first quarter of 2018. Excluding the impacts of the after-tax impairment charge related to certain tax credit investments recorded during the first quarter of 2019 and after-tax gain on the sale of the DCB branches recognized in the first quarter of 2018, non-GAAP first quarter 2019 ROA and ROE were 1.68% and 15.10%, compared to non-GAAP first quarter 2018 ROA and ROE of 1.79% and 17.04%, respectively. (See reconciliations of non-GAAP measures presented below under Item 2 — MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.)

•
Loans: Total loans were $32.86 billion as of March 31, 2019, an increase of $477.8 million or 1% from $32.39 billion as of December 31, 2018. The largest increase in loans was in single-family residential loans, followed by commercial real estate (“CRE”), and construction and land loans.

•
Deposits: Total deposits were $36.27 billion as of March 31, 2019, an increase of $834.3 million or 2% from $35.44 billion as of December 31, 2018. The sequential growth was largely from increases in interest-bearing checking accounts and time deposits, partially offset by a decline in noninterest-bearing demand deposits.

•
Asset Quality Metrics: The allowance for loan losses was $317.9 million or 0.97% of loans held-for-investment as of March 31, 2019, compared to $311.3 million or 0.96% of loans held-for-investment as of December 31, 2018. Annualized quarterly net charge-offs were 0.18% and 0.20% of average loans held-for-investment for the first quarter of 2019 and fourth quarter of 2018, respectively. Non-PCI nonperforming assets increased $45.0 million or 48% to $138.0 million or 0.33% of total assets as of March 31, 2019 from $93.0 million or 0.23% of total assets as of December 31, 2018.

•
Capital Levels: Our capital levels were strong in 2019. As of March 31, 2019, stockholders’ equity of $4.59 billion increased $168.0 million or 4%, compared to $4.42 billion as of December 31, 2018. We returned $33.8 million and $29.3 million in cash dividends to our stockholders during the first quarter of 2019 and 2018, respectively. The CET1 capital ratio was 12.4% as of March 31, 2019, compared to 12.2% as of December 31, 2018. The total risk-based capital ratio was 13.9% and 13.7% as of March 31, 2019 and December 31, 2018, respectively. All of our regulatory capital ratios were well above required well-capitalized levels. See Item 2 — MD&A — Balance Sheet Analysis — Regulatory Capital and Ratios in this Form 10-Q for more information regarding our capital.

•
Cash Dividend Increase: Our quarterly common stock dividend for the first quarter of 2019 was $0.23 per share, an increase of $0.03 or 15%, compared to $0.20 per share for the same period in 2018. We have further increased our dividend by $0.045 per share or 20% to $0.275 per share in the second quarter of 2019, which will be payable on May 15, 2019.

Results of Operations

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest margin is the ratio of net interest income to average interest-earning assets. Net interest income and net interest margin are impacted by several factors, including changes in average balances and composition of interest-earning assets and funding sources, market interest rate fluctuations and slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, volume of noninterest-bearing sources of funds and asset quality.

Net interest income for the first quarter of 2019 was $362.5 million, an increase of $35.8 million or 11%, compared to $326.7 million for the same period in 2018. The increase was primarily due to the expansion of loan yields and loan growth, partially offset by a higher cost of funds. Net interest margin for the first quarter of 2019 was 3.79%, a six basis point increase from 3.73% for the same period in 2018.

Average loan yield for the first quarter of 2019 was 5.30%, a 61 basis point increase from 4.69% for the same period in 2018. The increase in the average loan yield in 2019 reflected the upward repricing of the Company’s loan portfolio in response to rising interest rates. Average loans of $32.41 billion for the first quarter of 2019 increased $3.20 billion or 11% from $29.21 billion for the same period in 2018. Average loan growth was broad-based across single-family residential, commercial and industrial (“C&I”), CRE and multifamily residential loans.

Average interest-earning assets of $38.75 billion for the first quarter of 2019 increased $3.23 billion or 9% from $35.51 billion for the same period in 2018. This was primarily due to increases of $3.20 billion in average loans and $254.9 million in average interest-bearing cash and deposits with banks, partially offset by decreases of $212.0 million in average available-for-sale investment securities and $15.0 million in average securities purchased under resale agreements (“resale agreements”).

Deposits are an important source of funds and impact both net interest income and net interest margin. Average noninterest-bearing demand deposits provide us with zero-cost funding and totaled $10.07 billion for the first quarter of 2019 and $11.29 billion for the same period in 2018, a decrease of $1.22 billion or 11% year-over-year. Average noninterest-bearing demand deposits made up 29% and 35% of average total deposits for the first quarter of 2019 and 2018, respectively. Average interest-bearing deposits of $24.85 billion for the first quarter of 2019 increased $3.85 billion or 18% from $21.00 billion for the same period in 2018.

The cost of funds was 1.15% and 0.56% for the first quarter of 2019 and 2018, respectively. The higher cost of funds was due to a shift in deposit mix from noninterest-bearing demand deposits to interest-bearing checking and time deposits, as well as an increase in the cost of interest-bearing deposits. The cost of interest-bearing deposits increased 74 basis points to 1.50% for the first quarter of 2019, up from 0.76% for the same period in 2018. Other sources of funding primarily include FHLB advances, long-term debt and securities sold under repurchase agreements (“repurchase agreements”).

The Company utilizes various tools to manage interest rate risk. Refer to Item 2. MD&A — Asset Liability and Market Risk Management — Interest Rate Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component in the first quarter of 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance		Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,578,686	$15,470	2.43%	$2,323,771		$10,945	1.91%
Resale agreements (2)	1,035,000	7,846	3.07%	1,050,000		6,934	2.68%
Available-for-sale investment securities (3)(4)	2,642,299	15,748	2.42%	2,854,335		15,456	2.20%
Loans (5)(6)	32,414,785	423,534	5.30%	29,211,906		337,904	4.69%
Restricted equity securities	74,234	713	3.90%	73,651		634	3.49%
Total interest-earning assets	$38,745,004	$463,311	4.85%	$35,513,663		$371,873	4.25%
Noninterest-earning assets:
Cash and due from banks	468,159			443,357
Allowance for loan losses	(314,446)			(285,836)
Other assets	1,839,687			1,709,914
Total assets	$40,738,404			$37,381,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$5,270,855	$14,255	1.10%	$4,559,695	(7)	$6,727	0.60%
Money market deposits	8,080,848	30,234	1.52%	8,273,160	(7)	15,840	0.78%
Savings deposits	2,091,406	2,227	0.43%	2,452,452	(7)	2,021	0.33%
Time deposits	9,408,897	45,289	1.95%	5,716,638	(7)	14,548	1.03%
Federal funds purchased and other short-term borrowings	60,442	616	4.13%	871		7	3.26%
FHLB advances	338,027	2,979	3.57%	334,121		2,260	2.74%
Repurchase agreements (2)	50,000	3,492	28.32%	50,000		2,306	18.70%
Long-term debt and finance lease liabilities	152,360	1,758	4.68%	166,658		1,471	3.58%
Total interest-bearing liabilities	$25,452,835	$100,850	1.61%	$21,553,595		$45,180	0.85%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	10,071,370			11,289,512	(7)
Accrued expenses and other liabilities	676,898			615,065
Stockholders’ equity	4,537,301			3,922,926
Total liabilities and stockholders’ equity	$40,738,404			$37,381,098
Interest rate spread			3.24%				3.40%
Net interest income and net interest margin		$362,461	3.79%			$326,693	3.73%

(1)	Annualized.

(2)
Average balances of resale and repurchase agreements have been reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 2.80% and 2.52% for the first quarter of 2019 and 2018, respectively. The weighted-average interest rates of gross repurchase agreements were 5.01% and 3.95% for the first quarter of 2019 and 2018, respectively.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of premiums on investment securities of $3.0 million and $4.9 million for the first quarter of 2019 and 2018, respectively.

(5)	Average balances include nonperforming loans and loans held-for-sale.

(6)
Includes the accretion of net deferred loan fees, unearned fees and ASC 310-30 discounts, and amortization of premiums, which totaled $8.0 million and $8.2 million for the first quarter of 2019 and 2018, respectively.

(7)	Average balance of deposits includes average deposits held-for-sale for the first quarter of 2018.

The following table summarizes the extent to which changes in (1) interest rates; and (2) average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and interest rates. Changes that are not solely due to either volume or rate are allocated proportionally based on the absolute value of the change related to average volume and average rate. Nonaccrual loans are included in average loans to compute the table below:

($ in thousands)	Three Months Ended March 31,
	2019 vs. 2018
	Total Change	Changes Due to
		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,525	$1,295	$3,230
Resale agreements	912	(100)	1,012
Available-for-sale investment securities	292	(1,197)	1,489
Loans	85,630	39,249	46,381
Restricted equity securities	79	5	74
Total interest and dividend income	$91,438	$39,252	$52,186
Interest-bearing liabilities:
Checking deposits	$7,528	$1,187	$6,341
Money market deposits	14,394	(377)	14,771
Savings deposits	206	(327)	533
Time deposits	30,741	12,915	17,826
Federal funds purchased and other short-term borrowings	609	607	2
FHLB advances	719	27	692
Repurchase agreements	1,186	—	1,186
Long-term debt and finance lease liabilities	287	(135)	422
Total interest expense	$55,670	$13,897	$41,773
Change in net interest income	$35,768	$25,355	$10,413

Noninterest Income

The following table presents the components of noninterest income for the first quarter of 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019	2018	% Change
Lending fees	$14,796	$14,012	6%
Deposit account fees	9,641	10,430	(8)%
Foreign exchange income	5,015	1,171	328%
Wealth management fees	3,812	2,953	29%
Interest rate contracts and other derivative income	3,216	6,690	(52)%
Net gains on sales of loans	915	1,582	(42)%
Net gains on sales of available-for-sale investment securities	1,561	2,129	(27)%
Net gain on sale of business	—	31,470	(100)%
Other income	3,175	4,007	(21)%
Total noninterest income	$42,131	$74,444	(43)%

Noninterest income comprised 10% and 19% of total revenue during the first quarter of 2019 and 2018, respectively. Noninterest income decreased $32.3 million or 43% to $42.1 million during the first quarter of 2019 from $74.4 million during the same period in 2018. This year-over-year decrease was primarily due to decreases in net gain on sale of business and interest rate contracts and other derivative income, partially offset by an increase in foreign exchange income during the first quarter of 2019. The following discussion provides the composition of the major changes in noninterest income.

Foreign exchange income increased $3.8 million or 328% to $5.0 million for the first quarter of 2019, primarily driven by an increase in foreign exchange derivative gains and the remeasurement of balance sheet items denominated in foreign currencies.

Interest rate contracts and other derivative income decreased $3.5 million or 52% to $3.2 million for the first quarter of 2019, primarily due to decreases in the fair value of the interest rate swaps and interest rate swap income.

Net gain on sale of business in the first quarter of 2018 reflected the $31.5 million pre-tax gain recognized from the sale of the Bank’s eight DCB branches as discussed in Note 3 — Dispositions to the Consolidated Financial Statements in this Form 10-Q.

Noninterest Expense

The following table presents the components of noninterest expense for the first quarter of 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019	2018	% Change
Compensation and employee benefits	$102,299	$95,234	7%
Occupancy and equipment expense	17,318	16,880	3%
Deposit insurance premiums and regulatory assessments	3,088	6,273	(51)%
Legal expense	2,225	2,255	(1)%
Data processing	3,157	3,401	(7)%
Consulting expense	2,059	2,352	(12)%
Deposit related expense	3,504	2,679	31%
Computer software expense	6,078	5,054	20%
Other operating expense	22,289	17,607	27%
Amortization of tax credit and other investments	24,905	17,400	43%
Total noninterest expense	$186,922	$169,135	11%

Noninterest expense increased $17.8 million or 11% to $186.9 million for the first quarter of 2019 from $169.1 million for the same period in 2018. This increase was primarily attributable to increases in amortization of tax credit and other investments, compensation and employee benefits, and other operating expense, partially offset by a decrease in deposit insurance premiums and regulatory assessments.

Compensation and employee benefits increased $7.1 million or 7% to $102.3 million for the first quarter of 2019, primarily attributable to the annual employee merit increases and staffing growth to support the Company’s growing business.

Deposit insurance premiums and regulatory assessments decreased $3.2 million or 51% to $3.1 million for the first quarter of 2019, primarily due to lower Federal Deposit Insurance Corporation (“FDIC”) assessment rates due to the removal of the temporary surcharge imposed on large banks, which was effective October 1, 2018.

Other operating expense primarily consists of marketing, telecommunication and postage expenses, travel, charitable contributions and other miscellaneous expense categories. The $4.7 million or 27% increase to $22.3 million for the first quarter of 2019, was primarily due to increases in marketing and other real estate owned (“OREO”) expense.

Amortization of tax credit and other investments increased $7.5 million or 43% to $24.9 million for the first quarter of 2019. The Company has fully written off the tax credit investments related to DC Solar and recorded a $7.0 million impairment charge, which is included in Amortization of tax credit and other investments.

Income Taxes

($ in thousands)	Three Months Ended March 31,
	2019	2018	% Change
Income before income taxes	$195,091	$211,784	(8)%
Income tax expense	$31,067	$24,752	26%
Effective tax rate	15.9%	11.7%	4%

The higher effective tax rate of 15.9% for the first quarter of 2019, compared to 11.7% for the same period in 2018, was mainly attributable to the change in the timing of tax credits recognized from investments in renewable energy and historic rehabilitation tax credit projects in the first quarter. The lower effective tax rate of 11.7% during the first quarter of 2018 was also partially due to a $3.9 million reversal of state tax payable.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other.

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. The Consumer and Business Banking segment also originates commercial loans for small and medium-sized enterprises through the Company’s branch network. Other products and services provided by the Consumer and Business Banking segment include wealth management, treasury management, and foreign exchange services.

The Commercial Banking segment primarily generates commercial loans and deposits. Commercial loan products include commercial business loans and lines of credit, trade finance loans and letters of credit, CRE loans, construction lending, affordable housing loans and letters of credit, asset-based lending, and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity hedging risk management.

The remaining centralized functions, including the treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, the Consumer and Business Banking and the Commercial Banking segments.

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The internal reporting process derives operating segment results by utilizing allocation methodologies for revenue and expenses. Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing process. The process charges a cost to fund loans (“FTP charges from loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal funds transfer pricing rates, which are based on market interest rates and other factors. When market interest rates increase, costs charged to the segments to fund the loans increase correspondingly, in addition to the credits allocated to the segments for deposit balances, and vice versa. The treasury function within the Other segment is responsible for liquidity and interest rate management of the Company. Therefore, the net spread between the total internal funds transfer pricing charges and credits is recorded as part of net interest income in the Other segment.

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

During the first quarter of 2019, the Company enhanced its segment cost allocation methodology related to stock compensation expense and bonus accrual. Effective first quarter 2019, stock compensation expense is allocated to the respective segments, while it was previously recorded in the Other segment as a corporate expense. In addition, bonus expense is now allocated at a more granular level at the segment level. For comparability, segment information for the first quarter of 2018 have been restated to conform to the current period presentation. Note 17 — Business Segments to the Consolidated Financial Statements in this Form 10-Q presents more detailed financial results of these business segments for the first quarter of 2019 and 2018.

The following tables present the selected segment information for the first quarter of 2019 and 2018:

($ in thousands)	Three Months Ended March 31, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income	$166,188	$147,240	$49,033	$362,461
Noninterest income	$13,772	$24,544	$3,815	$42,131
Noninterest expense	$87,906	$70,544	$28,472	$186,922
Segment income before income taxes	$89,041	$81,674	$24,376	$195,091
Segment net income	$63,655	$58,499	$41,870	$164,024

($ in thousands)	Three Months Ended March 31, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income	$175,948	$144,480	$6,265	$326,693
Noninterest income	$44,448	$27,438	$2,558	$74,444
Noninterest expense	$87,317	$61,302	$20,516	$169,135
Segment income (loss) before income taxes	$129,986	$93,491	$(11,693)	$211,784
Segment net income	$93,134	$67,029	$26,869	$187,032

Consumer and Business Banking

The Consumer and Business Banking segment reported segment net income of $63.7 million for the first quarter of 2019, compared to $93.1 million for the same period in 2018. The $29.5 million or 32% year-over-year decrease in net income was primarily driven by decreases in noninterest income and net interest income, partially offset by a decrease in tax provision. Noninterest income for this segment decreased $30.7 million or 69% to $13.8 million for the first quarter of 2019, down from $44.4 million for the same period in 2018. During the first quarter of 2018, noninterest income included $31.5 million pre-tax gain from the sale of the Bank’s eight DCB branches. Net interest income for this segment decreased $9.8 million or 6% to $166.2 million during the first quarter of 2019 compared to $175.9 million for the same period in 2018. This decrease was primarily driven by the decrease in this segment’s net interest income from deposits as a result of the year-over-year decline in the spread between the FTP credits for deposits received and interest expense paid on deposits, outpacing the year-over-year deposit growth. With the relatively stable effective tax rate comparing the first quarter of 2019 to the same period in 2018, tax provision decreased by $11.5 million mainly due to a decrease in pre-tax income during the first quarter of 2019, comparing to the same period in 2018.

Commercial Banking

The Commercial Banking segment reported net income of $58.5 million for the first quarter of 2019, compared to $67.0 million for the same period in 2018. The $8.5 million or 13% year-over-year decrease in net income primarily reflected an increase in noninterest expense and a decrease in noninterest income, partially offset by an increase in net interest income. Noninterest expense for this segment increased $9.2 million or 15% to $70.5 million for the first quarter of 2019, up from $61.3 million for the same period in 2018, primarily due to an increase in compensation and employee benefits. Noninterest income for this segment decreased $2.9 million, or 11% to $24.5 million for the first quarter of 2019, compared to $27.4 million for the same period in 2018. The decrease was primarily due to a decrease in derivative income, partially offset by an increase in lending fees. Net interest income for this segment increased $2.8 million or 2% to $147.2 million for the first quarter of 2019, up from $144.5 million for the same period in 2018. The increase in net interest income was primarily driven by the increase in net interest income from loans resulted from this segment’s year-over-year loan growth, partially offset by the decline in the spread between the FTP credits for deposits and interest expense paid on deposits during the same period.

Other

The Other segment reported a pretax income of $24.4 million and a net income of $41.9 million for the first quarter of 2019, reflecting an income tax benefit of $17.5 million. The Other segment reported a pretax loss of $11.7 million and net income of $26.9 million for the first quarter of 2018, reflecting income tax benefit of $38.6 million. The year-over-year increase in pretax income was primarily driven by an increase in net interest income, partially offset by an increase in noninterest expense. Net interest income attributable to the Other segment increased $42.8 million or 683% to $49.0 million for the first quarter of 2019, up from $6.3 million for the same period in 2018. This increase in net interest income reflects the increase in the net spread between the total FTP charges from loans and total FTP credits for deposits. Noninterest expense for this segment increased $8.0 million or 39% to $28.5 million for the first quarter of 2019, up from $20.5 million for the same period in 2018. The increase in noninterest expense was primarily due to an increase in amortization of tax credit and other investments, primarily due to a $7.0 million impairment charge related to certain tax credit investments recognized during the first quarter of 2019.

Balance Sheet Analysis

The following table presents a discussion of the significant changes between March 31, 2019 and December 31, 2018:

Selected Consolidated Balance Sheet Data

($ in thousands)			Change
	March 31, 2019	December 31, 2018	$	%
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,785,325	$3,001,377	$783,948	26%
Interest-bearing deposits with banks	134,000	371,000	(237,000)	(64)%
Resale agreements	1,035,000	1,035,000	—	—%
Available-for-sale investment securities, at fair value	2,640,158	2,741,847	(101,689)	(4)%
Restricted equity securities, at cost	74,736	74,069	667	1%
Loans held-for-sale	—	275	(275)	(100)%
Loans held-for-investment (net of allowance for loan losses of $317,894 in 2019 and $311,322 in 2018)	32,545,392	32,073,867	471,525	1%
Investments in qualified affordable housing partnerships, net	197,470	184,873	12,597	7%
Investments in tax credit and other investments, net	217,445	231,635	(14,190)	(6)%
Premises and equipment	124,300	119,180	5,120	4%
Goodwill	465,697	465,547	150	0%
Operating lease right-of-use assets	104,289	—	104,289	100%
Other assets	767,621	743,686	23,935	3%
TOTAL	$42,091,433	$41,042,356	$1,049,077	3%
LIABILITIES
Noninterest-bearing	$10,011,533	$11,377,009	$(1,365,476)	(12)%
Interest-bearing	26,262,439	24,062,619	2,199,820	9%
Total deposits	36,273,972	35,439,628	834,344	2%
Short-term borrowings	39,550	57,638	(18,088)	(31)%
FHLB advances	344,657	326,172	18,485	6%
Repurchase agreements	50,000	50,000	—	—%
Long-term debt and finance lease liabilities	152,433	146,835	5,598	4%
Operating lease liabilities	112,843	—	112,843	100%
Accrued expenses and other liabilities	526,048	598,109	(72,061)	(12)%
Total liabilities	37,499,503	36,618,382	881,121	2%
STOCKHOLDERS’ EQUITY	4,591,930	4,423,974	167,956	4%
TOTAL	$42,091,433	$41,042,356	$1,049,077	3%

As of March 31, 2019, total assets were $42.09 billion, an increase of $1.05 billion or 3% from December 31, 2018, primarily from cash and cash equivalents and loans, which was driven by strong increases in the single-family residential, CRE, and construction and land loans. This increase was also partially due to the adoption of the new lease accounting standards, which resulted in the recognition of $104.3 million in operating lease right-of-use assets as of March 31, 2019. These increases were partially offset by decreases in interest-bearing deposits with banks and available-for-sale investment securities.

As of March 31, 2019, total liabilities were $37.50 billion, an increase of $881.1 million or 2% from December 31, 2018, primarily due to an increase in deposits, which was largely driven by increases in interest-bearing checking and time deposits, and the recognition of $112.8 million in operating lease liabilities as of March 31, 2019 as a result of the adoption of the new lease accounting standards. These increases were partially offset by a decline in noninterest-bearing demand deposits.

As of March 31, 2019, total stockholders’ equity was $4.59 billion, an increase of $168.0 million or 4% from December 31, 2018. This increase was primarily due to $164.0 million in net income, partially offset by $33.8 million of cash dividends declared on common stock.

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

Available-for-Sale Investment Securities

As of March 31, 2019 and December 31, 2018, the Company’s available-for-sale investment securities portfolio was primarily comprised of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and foreign bonds. Investment securities classified as available-for-sale are carried at their fair value with the corresponding changes in fair value recorded in Accumulated other comprehensive loss, net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheet.

The following table presents the amortized cost and fair value by major categories of available-for-sale investment securities as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$528,983	$520,440	$577,561	$564,815
U.S. government agency and U.S. government sponsored enterprise debt securities	183,145	182,536	219,485	217,173
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	1,323,561	1,313,116	1,377,705	1,355,296
Municipal securities	76,003	76,004	82,965	82,020
Non-agency mortgage-backed securities	50,941	51,754	35,935	35,983
Corporate debt securities	11,250	11,094	11,250	10,869
Foreign bonds	489,324	472,669	489,378	463,048
Asset-backed securities	12,627	12,545	12,621	12,643
Total available-for-sale investment securities	$2,675,834	$2,640,158	$2,806,900	$2,741,847

The fair value of available-for-sale investment securities totaled $2.64 billion as of March 31, 2019, compared to $2.74 billion as of December 31, 2018. The $101.7 million or 4% decrease was primarily attributable to the sales and repayments of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and U.S. government agency and U.S. government sponsored enterprise debt securities, partially offset by purchases of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities and non-agency mortgage-back securities.

The Company’s investment securities portfolio had an effective duration of 4.2 as of March 31, 2019 compared to 4.1 as of December 31, 2018. 98% and 99% of the carrying value of the investment securities portfolio was rated “AA-” or “Aa3” or higher as of March 31, 2019 and December 31, 2018, respectively, as rated by nationally recognized rating agencies.

As of March 31, 2019, the Company’s net unrealized losses on available-for-sale investment securities were $35.7 million, compared to $65.1 million as of December 31, 2018. The decrease in net unrealized losses was primarily attributed to the decrease in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $42.9 million as of March 31, 2019, compared to $70.8 million as of December 31, 2018. Of the securities with gross unrealized losses, approximately 99% and 100% were rated investment grade as of March 31, 2019 and December 31, 2018, respectively, classified based on the lower of Standard and Poor’s (“S&P”) or Moody’s credit ratings. Ratings of BBB- or higher by S&P and Fitch, or Baa3 or higher by Moody’s are considered investment grade. As of March 31, 2019, the Company had no intention to sell securities with unrealized losses and believed it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost. The Company assessed individual securities for other-than-temporary-impairment (“OTTI”) for each reporting period. There were no OTTI credit losses recognized in earnings for each of the first quarter of 2019 and 2018. For additional information on our accounting policies, composition and valuation, see Note 1 — Summary of Significant Accounting Policies in our 2018 Form 10-K, Note 4 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 6 — Securities to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the weighted-average yields and contractual maturity distribution of the Company’s investment securities as of March 31, 2019 and December 31, 2018. Actual maturities of the investment securities can differ from contractual maturities due to prepayments or embedded call options (where applicable). In addition, factors such as interest rate changes may affect the yields on the carrying value of the investment securities.

($ in thousands)	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
Available-for-sale investment securities:
U.S. Treasury securities:
Maturing in one year or less	$50,067	$49,889	1.08%	$50,134	$49,773	1.08%
Maturing after one year through five years	478,916	470,551	1.60%	527,427	515,042	1.69%
Total	528,983	520,440	1.55%	577,561	564,815	1.64%
U.S. government agency and U.S. government sponsored enterprise debt securities:
Maturing in one year or less	—	—	—%	26,955	26,909	3.51%
Maturing after one year through five years	7,492	7,435	2.19%	10,181	10,037	2.18%
Maturing after five years through ten years	109,714	109,129	2.30%	114,771	113,812	2.30%
Maturing after ten years	65,939	65,972	2.81%	67,578	66,415	2.79%
Total	183,145	182,536	2.48%	219,485	217,173	2.59%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Maturing in one year or less	2,616	2,595	1.62%	2,633	2,600	1.62%
Maturing after one year through five years	30,809	30,734	2.02%	30,808	30,487	2.11%
Maturing after five years through ten years	92,133	92,492	2.70%	96,822	95,365	2.68%
Maturing after ten years	1,198,003	1,187,295	2.68%	1,247,442	1,226,844	2.74%
Total	1,323,561	1,313,116	2.66%	1,377,705	1,355,296	2.72%
Municipal securities (2):
Maturing in one year or less	30,137	30,175	2.71%	29,167	28,974	2.60%
Maturing after one year through five years	40,466	40,437	2.30%	48,398	47,681	2.39%
Maturing after five years through ten years	500	497	2.38%	500	476	2.38%
Maturing after ten years	4,900	4,895	5.03%	4,900	4,889	5.03%
Total	76,003	76,004	2.64%	82,965	82,020	2.62%
Non-agency mortgage-backed securities:
Maturing after one year through five years	7,920	7,925	4.55%	—	—	—%
Maturing after ten years	43,021	43,829	3.71%	35,935	35,983	3.67%
Total	50,941	51,754	3.84%	35,935	35,983	3.67%
Corporate debt securities:
Maturing in one year or less	1,250	1,256	5.90%	1,250	1,231	5.50%
Maturing after one year through five years	10,000	9,838	4.00%	10,000	9,638	4.00%
Total	11,250	11,094	4.21%	11,250	10,869	4.17%
Foreign bonds:
Maturing in one year or less	479,324	462,726	2.25%	439,378	414,065	2.19%
Maturing after one year through five years	10,000	9,943	4.30%	50,000	48,983	3.12%
Total	489,324	472,669	2.29%	489,378	463,048	2.28%
Asset-backed securities:
Maturing after ten years	12,627	12,545	3.00%	12,621	12,643	3.22%
Total available-for-sale investment securities	$2,675,834	$2,640,158	2.39%	$2,806,900	$2,741,847	2.43%

Total:
Maturing in one year or less	563,394	546,641	2.18%	549,517	523,552	2.18%
Maturing after one year through five years	585,603	576,863	1.80%	676,814	661,868	1.91%
Maturing after five years through ten years	202,347	202,118	2.48%	212,093	209,653	2.47%
Maturing after ten years	1,324,490	1,314,536	2.73%	1,368,476	1,346,774	2.78%
Total available-for-sale investment securities	$2,675,834	$2,640,158	2.39%	$2,806,900	$2,741,847	2.43%

(1)	Weighted-average yields are computed based on amortized cost balances.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Total Loan Portfolio

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans (comprised of C&I, CRE, multifamily residential, and construction and land loans) and consumer loans (comprised of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans). Total net loans, including loans held-for-sale, increased $471.3 million or 1% to $32.55 billion as of March 31, 2019 from $32.07 billion as of December 31, 2018. The increase was primarily driven by increases of $272.6 million or 5% in single-family residential loans and $186.5 million or 2% in CRE loans. Overall, the loan type composition remained relatively stable as of March 31, 2019 and December 31, 2018.

The following table presents the composition of the Company’s total loan portfolio by segment as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019		December 31, 2018
	Amount (1)%		Amount (1)%
Commercial:
C&I	$12,040,806	37%	$12,056,970	37%
CRE	9,636,338	29%	9,449,835	29%
Multifamily residential	2,270,590	7%	2,281,032	7%
Construction and land	647,380	2%	538,794	2%
Total commercial	24,595,114	75%	24,326,631	75%
Consumer:
Single-family residential	6,309,331	19%	6,036,454	19%
HELOCs	1,626,222	5%	1,690,834	5%
Other consumer	332,619	1%	331,270	1%
Total consumer	8,268,172	25%	8,058,558	25%
Total loans held-for-investment (2)	$32,863,286	100%	$32,385,189	100%
Allowance for loan losses	(317,894)		(311,322)
Loans held-for-sale	—		275
Total loans, net	$32,545,392		$32,074,142

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(46.0) million and $(48.9) million as of March 31, 2019 and December 31, 2018, respectively.

(2)	Includes ASC 310-30 discount of $20.4 million and $22.2 million as of March 31, 2019 and December 31, 2018, respectively.

Commercial

The Company’s commercial portfolio comprised 75% of the total loan portfolio as of both March 31, 2019 and December 31, 2018, and is discussed below.

Commercial — Commercial and Industrial Loans. C&I loans, which totaled $12.04 billion and $12.06 billion as of March 31, 2019 and December 31, 2018, respectively, accounted for 37% of total loans as of both March 31, 2019 and December 31, 2018. The C&I loan portfolio is well diversified by industry sectors, with concentrations in the wholesale trade, manufacturing, private equity industries, energy, entertainment, and real estate and leasing. The Company’s wholesale trade exposure within the C&I loan portfolio, which totaled $1.63 billion and $1.67 billion as of March 31, 2019 and December 31, 2018, respectively, was largely related to U.S. domiciled companies that import goods from Greater China for U.S. consumer consumption, many of which are companies based in California. The Company also had a syndicated loan portfolio within the C&I loan portfolio, which totaled $836.2 million and $778.7 million as of March 31, 2019 and December 31, 2018, respectively. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classifications, setting limits for specialized portfolios and diversification targets. The majority of the C&I loans have variable interest rates.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers. Loans are underwritten with high standards for cash flows, debt service coverage ratios and loan-to-value ratios. The CRE loan portfolio is primarily made up of non-owner occupied properties where the interest rates may be fixed, variable or hybrid.

The following tables summarize the Company’s CRE, multifamily residential, and construction and land loans by geographic market as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$5,266,744		$1,373,884		$233,192		$6,873,820
Northern California	2,229,163		527,067		149,755		2,905,985
California	7,495,907	78%	1,900,951	84%	382,947	59%	9,779,805	78%
New York	692,959	7%	104,462	5%	88,108	14%	885,529	7%
Texas	493,296	5%	94,142	4%	15,214	2%	602,652	5%
Washington	312,053	3%	55,945	2%	34,944	5%	402,942	3%
Arizona	120,774	1%	25,398	1%	27,824	4%	173,996	1%
Nevada	96,005	1%	44,764	2%	64,000	10%	204,769	2%
Other markets	425,344	5%	44,928	2%	34,343	6%	504,615	4%
Total loans (1)	$9,636,338	100%	$2,270,590	100%	$647,380	100%	$12,554,308	100%

($ in thousands)	December 31, 2018
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$5,228,305		$1,390,546		$215,370		$6,834,221
Northern California	2,168,055		545,300		133,828		2,847,183
California	7,396,360	79%	1,935,846	85%	349,198	65%	9,681,404	79%
New York	659,026	7%	103,324	5%	46,702	9%	809,052	7%
Texas	509,375	5%	71,683	3%	12,055	2%	593,113	5%
Washington	290,141	3%	56,675	2%	29,079	5%	375,895	3%
Arizona	108,102	1%	24,808	1%	24,890	5%	157,800	1%
Nevada	94,924	1%	44,052	2%	47,897	9%	186,873	2%
Other markets	391,907	4%	44,644	2%	28,973	5%	465,524	3%
Total loans (1)	$9,449,835	100%	$2,281,032	100%	$538,794	100%	$12,269,661	100%

(1)	Loans net of ASC 310-30 discount.

As illustrated by the tables above, due to the Company’s geographical footprint, the Company’s CRE loan concentration is primarily in California, which comprised 78% and 79% of the CRE loan portfolio as of March 31, 2019 and December 31, 2018, respectively. Accordingly, changes in the California economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. As of both March 31, 2019 and December 31, 2018, 20% of the total CRE loans were owner occupied properties, while the remaining were non-owner occupied properties where 50% or more of the debt service for the loan is primarily provided by unaffiliated rental income from a third party.

The Company’s CRE loans are broadly diversified across all property types, which serves to mitigate some of the geographical concentration in California. The following table summarizes the Company’s CRE loan portfolio by property type as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
Property types:
Retail	$3,229,118	34%	$3,171,374	33%
Offices	2,235,417	23%	2,160,382	23%
Industrial	1,919,306	20%	1,883,444	20%
Hotel/Motel	1,638,184	17%	1,619,905	17%
Other	614,313	6%	614,730	7%
Total CRE loans (1)	$9,636,338	100%	$9,449,835	100%

(1)	Loans net of ASC 310-30 discount.

Commercial — Multifamily Residential Loans. The Company’s multifamily residential loans in the commercial portfolio are largely comprised of loans secured by smaller multifamily properties ranging from five to 15 units in the Company’s primary lending areas. As of March 31, 2019 and December 31, 2018, 84% and 85%, respectively, of the Company’s multifamily residential loans were concentrated in California. The Company offers a variety of first lien mortgage loan programs, including fixed and variable rate loans, as well as hybrid loans with interest rates that adjust annually after the initial fixed rate periods of one to seven years.

Commercial — Construction and Land Loans. The Company’s construction and land loan portfolio included construction loans of $560.8 million and $477.2 million as of March 31, 2019 and December 31, 2018, respectively. The unfunded commitments related to the construction and land loans totaled $509.3 million and $525.1 million, respectively, as of March 31, 2019 and December 31, 2018. The portfolio consists of construction financing for multifamily and residential condominiums, hotels, offices, industrial, as well as mixed use (residential and retail) structures. Similar to CRE and multifamily residential loans, the Company has a geographic concentration of construction and land loans primarily in California.

Consumer

The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geographic market as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019
	Single- Family Residential	%	HELOCs	%	Total	%
Geographic markets:
Southern California	$2,866,980		$806,930		$3,673,910
Northern California	994,802		331,552		1,326,354
California	3,861,782	61%	1,138,482	70%	5,000,264	63%
New York	1,264,108	20%	269,914	17%	1,534,022	19%
Washington	583,321	9%	146,170	9%	729,491	9%
Massachusetts	209,612	3%	31,909	2%	241,521	3%
Other markets	390,508	7%	39,747	2%	430,255	6%
Total (1)	$6,309,331	100%	$1,626,222	100%	$7,935,553	100%

($ in thousands)	December 31, 2018
	Single- Family Residential	%	HELOCs	%	Total	%
Geographic markets:
Southern California	$2,768,725		$839,790		$3,608,515
Northern California	954,835		350,008		1,304,843
California	3,723,560	62%	1,189,798	70%	4,913,358	64%
New York	1,165,135	19%	279,792	17%	1,444,927	19%
Washington	572,017	9%	149,579	9%	721,596	9%
Massachusetts	206,920	3%	32,333	2%	239,253	3%
Other markets	368,822	7%	39,332	2%	408,154	5%
Total (1)	$6,036,454	100%	$1,690,834	100%	$7,727,288	100%

(1)	Loans net of ASC 310-30 discount.

Consumer — Single-Family Residential Loans. As of March 31, 2019 and December 31, 2018, 61% and 62% of the Company’s single-family residential loans, respectively, were concentrated in California. Many of the single-family residential loans within the Company’s portfolio are reduced documentation loans where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and default rates. The Company offers a variety of first lien mortgage loan programs, including fixed and variable interest rate loans, as well as hybrid loans with variable interest rates.

Consumer — Home Equity Lines of Credit Loans. As of each March 31, 2019 and December 31, 2018, 70% of the Company’s HELOC loans were concentrated in California. The HELOC loan portfolio is comprised largely of variable-rate loans that were originated through a reduced documentation loan program, where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. The Company is in a first lien position for many of these reduced documentation HELOC loans. These loans have historically experienced low delinquency and default rates.

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

Purchased Credit-Impaired Loans

Loans acquired with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal and interest payments are PCI loans. PCI loans are recorded at fair value at the date of acquisition. The carrying value of PCI loans totaled $290.3 million and $308.0 million as of March 31, 2019 and December 31, 2018, respectively. PCI loans are considered to be accruing due to the existence of the accretable yield, which represents the cash expected to be collected in excess of their carrying value, and not based on consideration given to contractual interest payments. The accretable yield was $68.9 million and $74.9 million as of March 31, 2019 and December 31, 2018, respectively. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans in excess of the fair value recorded on the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the Consolidated Statement of Income or the allowance for credit losses. For additional details regarding PCI loans, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of March 31, 2019, there were no loans held-for-sale. In comparison, as of December 31, 2018, loans held-for-sale of $275 thousand consisted of single-family residential loans.

Loan Purchases, Transfers and Sales

During the first quarter of 2019, the Company purchased loans held-for-investment of $147.8 million, compared to $80.0 million during the same period in 2018. The purchased loans held-for-investment for each of the first quarter of 2019 and 2018 were primarily comprised of C&I syndicated loans.

Certain purchased and originated loans are transferred from held-for-investment to held-for-sale and corresponding write-downs to allowance for loan losses are recorded, as appropriate. Loans transferred from held-for-investment to held-for-sale were $92.2 million and $155.8 million during the first quarter of 2019 and 2018, respectively. These loan transfers were comprised primarily of C&I loans for both the first quarter of 2019 and 2018. As a result of these loan transfers, the Company recorded $73 thousand and $85 thousand in write-downs to the allowance for loan losses for the first quarter of 2019 and 2018, respectively.

During the first quarter of 2019 and 2018, the Company sold $76.5 million and $89.7 million in originated loans, respectively, resulting in net gains of $915 thousand and $1.6 million, respectively. The sale of originated loans during the first quarter of 2019 were primarily comprised of $57.4 million of C&I loans and $16.7 million of CRE loans. In comparison, the sales of originated loans during the same period in 2018 were primarily comprised of $77.8 million of C&I loans.

From time to time, the Company purchases and sells loans in the secondary market. During the first quarter of 2019, the Company sold purchased loans of $18.2 million in the secondary market resulting in minimal net gains on sale of loans. In comparison, during the same period in 2018, the Company sold purchased loans of $24.6 million in the secondary market at net losses $27 thousand.

The Company records valuation adjustments in Net gains on sales of loans on the Consolidated Statement of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value. No lower of cost or fair value adjustments were recorded for each of the first quarter of 2019 and 2018.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans, other nonperforming assets and OREO. Other nonperforming assets and OREO, respectively, represent repossessed assets and properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Generally, loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial conditions and the adequacy of collateral, if any. The following table presents information regarding non-PCI nonperforming assets as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019	December 31, 2018
Nonaccrual loans:
Commercial:
C&I	$86,466	$43,840
CRE	25,209	24,218
Multifamily residential	1,620	1,260
Consumer:
Single-family residential	10,467	5,259
HELOCs	10,473	8,614
Other consumer	2,506	2,502
Total nonaccrual loans	136,741	85,693
OREO, net	133	133
Other nonperforming assets	1,167	7,167
Total nonperforming assets	$138,041	$92,993
Non-PCI nonperforming assets to total assets (1)	0.33%	0.23%
Non-PCI nonaccrual loans to loans held-for-investment (1)	0.42%	0.26%
Allowance for loan losses to non-PCI nonaccrual loans	232.48%	363.30%

(1)	Total assets and loans held-for-investment include PCI loans of $290.3 million and $308.0 million as of March 31, 2019 and December 31, 2018, respectively.

Changes to nonaccrual loans period-over-period represent loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrowers’ financial condition and loan repayments. Nonaccrual loans increased by $51.0 million or 60% to $136.7 million as of March 31, 2019 from $85.7 million as of December 31, 2018. Nonaccrual loans as a percentage of loans held-for-investment increased from 0.26% as of December 31, 2018 to 0.42% as of March 31, 2019. C&I nonaccrual loans comprised 63% and 51% of total nonaccrual loans as of March 31, 2019 and December 31, 2018, respectively. Credit risks related to the C&I nonaccrual loans were partially mitigated by the collateral in place. As of March 31, 2019, $65.7 million or 48% of the $136.7 million non-PCI nonaccrual loans consisted of nonaccrual loans that were less than 90 days delinquent. In comparison, $23.8 million or 28% of the $85.7 million non-PCI nonaccrual loans consisted of nonaccrual loans that were less than 90 days delinquent as of December 31, 2018.

For additional details regarding the Company’s non-PCI nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

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

The following table presents the performing and nonperforming TDRs by loan segments as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019		December 31, 2018
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
Commercial:
C&I	$43,230	$5,488	$13,248	$10,715
CRE	6,091	15,040	6,134	17,272
Multifamily residential	4,263	252	4,300	260
Consumer:
Single-family residential	7,869	320	8,201	325
HELOCs	1,191	1,851	1,342	1,743
Total TDRs	$62,644	$22,951	$33,225	$30,315

Performing TDRs increased by $29.4 million or 89% to $62.6 million as of March 31, 2019, primarily due to two new performing C&I loans that were designated as TDRs during the first quarter of 2019. Nonperforming TDRs decreased by $7.4 million or 24% to $23.0 million as of March 31, 2019, primarily due to paydowns and payoffs of several C&I loans and a CRE loan during the first quarter of 2019.

The Company’s impaired loans include predominantly non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified as a TDR, on either accrual or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies — Troubled Debt Restructurings and Impaired Loans to the Consolidated Financial Statements of the Company’s 2018 Form 10-K for additional information regarding the Company’s TDR and impaired loan policies. As of March 31, 2019, the allowance for loan losses included $4.5 million for impaired loans with a total recorded investment balance of $39.9 million. In comparison, the allowance for loan losses included $4.0 million for impaired loans with a total recorded investment balance of $31.1 million as of December 31, 2018.

The following table presents the recorded investment balances for non-PCI impaired loans as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
Commercial:
C&I	$129,696	65%	$57,088	48%
CRE	31,300	16%	30,352	26%
Multifamily residential	5,883	3%	5,560	5%
Total commercial	166,879	84%	93,000	79%
Consumer:
Single-family residential	18,336	9%	13,460	11%
HELOCs	11,664	6%	9,956	8%
Other consumer	2,506	1%	2,502	2%
Total consumer	32,506	16%	25,918	21%
Total non-PCI impaired loans	$199,385	100%	$118,918	100%

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

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs ongoing assessments of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of March 31, 2019, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, loan growth, portfolio performance and general economic conditions. The estimation of the allowance for credit losses involves subjective and complex judgments. For additional details on the Company’s allowance for credit losses, including the methodologies used, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q, and Item 7. MD&A — Critical Accounting Policies and Estimates and Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

The following table presents a summary of activities in the allowance for credit losses for the first quarter of 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Allowance for loan losses, beginning of period	$311,322	$287,128
Provision for loan losses	20,640	19,922
Gross charge-offs:
Commercial:
C&I	(17,244)	(18,445)
Consumer:
Single-family residential	—	(1)
Other consumer	(14)	(17)
Total gross charge-offs	(17,258)	(18,463)
Gross recoveries:
Commercial:
C&I	2,251	7,279
CRE	222	427
Multifamily residential	281	333
Construction and land	63	435
Consumer:
Single-family residential	2	184
HELOCs	2	—
Other consumer	—	1
Total gross recoveries	2,821	8,659
Net charge-offs	(14,437)	(9,804)
Foreign currency translation adjustments	369	408
Allowance for loan losses, end of period	317,894	297,654

Allowance for unfunded credit reserves, beginning of period	12,566	13,318
Provision for unfunded credit reserves	1,939	296
Allowance for unfunded credit reserves, end of period	14,505	13,614
Allowance for credit losses	$332,399	$311,268

Average loans held-for-investment	$32,414,467	$29,142,875
Loans held-for-investment	$32,863,286	$29,555,248
Allowance for loan losses to loans held-for-investment	0.97%	1.01%
Annualized quarterly net charge-offs to average loans held-for-investment	0.18%	0.14%

As of March 31, 2019, the allowance for loan losses amounted to $317.9 million or 0.97% of loans held-for-investment, compared to $311.3 million or 0.96% and $297.7 million or 1.01% of loans held-for-investment as of December 31, 2018 and March 31, 2018, respectively. The increase in the allowance for loan losses was largely due to loan portfolio growth. As of March 31, 2019, the allowance for loan losses to loans held-for-investment ratio remained stable compared to December 31, 2018, and decreased compared to March 31, 2018. The decrease in allowance for loan losses to loans held-for-investment as of March 31, 2019 compared to the same period in 2018 was due to the rate of loan growth outpacing the rate of increase in the allowance for loan losses, primarily due to improvements in loan portfolio credit quality and economic factors, including improvements in the U.S. economy and labor markets in 2019.

Provision for credit losses includes provision for loan losses and unfunded credit reserves. Provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors described above. The increase in the provision for credit losses for the first quarter of 2019, compared to the same period in 2018, was reflective of the overall loan portfolio growth and increased net charge-offs, partially offset by a decline in the historical loss rates compared to the same period in 2018. The increase in net charge-offs compared to the same period in 2018 was mainly attributable to the charge-offs in the C&I portfolio due to a combination of deterioration in collateral value and borrower cash flows. The loan portfolio growth and decline in historical loss rates were driven by the continued improvement in the U.S. economy and labor markets and proactive credit risk management.

The Company believes the allowance for credit losses as of March 31, 2019 and December 31, 2018 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, on each respective date.

The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans held-for-investment as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019		December 31, 2018
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
Commercial:
C&I	$189,757	37%	$191,340	37%
CRE	39,879	29%	39,053	29%
Multifamily residential	18,514	7%	19,283	7%
Construction and land	22,349	2%	20,282	2%
Consumer:
Single-family residential	35,759	19%	31,340	19%
HELOCs	7,401	5%	5,774	5%
Other consumer	4,235	1%	4,250	1%
Total	$317,894	100%	$311,322	100%

The Company maintains an allowance on non-PCI and PCI loans. Based on the Company’s estimates of cash flows expected to be collected, an allowance for the PCI loans is established, with a charge to income through the provision for loan losses. PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of March 31, 2019, the Company established an allowance of $14 thousand on $290.3 million of PCI loans. In comparison, the Company established an allowance of $22 thousand on $308.0 million of PCI loans as of December 31, 2018. The allowance balances of the PCI loans for both periods were attributed mainly to CRE loans.

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. The following table presents the deposit balances as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019		December 31, 2018		Change
	Amount	% of Total Deposits	Amount	% of Total Deposits	$	%
Core deposits:
Noninterest-bearing demand	$10,011,533	28%	$11,377,009	32%	$(1,365,476)	(12)%
Interest-bearing checking	6,123,681	17%	4,584,447	13%	1,539,234	34%
Money market	8,243,003	23%	8,262,677	23%	(19,674)	0%
Savings	2,049,086	5%	2,146,429	6%	(97,343)	(5)%
Total core deposits	26,427,303	73%	26,370,562	74%	56,741	0%
Time deposits	9,846,669	27%	9,069,066	26%	777,603	9%
Total deposits	$36,273,972	100%	$35,439,628	100%	$834,344	2%

The Company’s deposit strategy is to grow and retain relationship-based deposits, which provides a stable and low-cost source of funding and liquidity to the Company. The $834.3 million or 2% increase in total deposits to $36.27 billion as of March 31, 2019 from $35.44 billion as of December 31, 2018 was primarily due to a $777.6 million or 9% increase in time deposits, and a $56.7 million increase in core deposits. Core deposits comprised 73% and 74% of total deposits as of March 31, 2019 and December 31, 2018, respectively. Noninterest-bearing demand deposits comprised 28% and 32% of total deposits as of March 31, 2019 and December 31, 2018, respectively. The Company’s loan-to-deposit ratio was 91% as of both March 31, 2019 and December 31, 2018. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances and rates are provided in Item 2 — MD&A — Results of Operations — Net Interest Income in this Form 10-Q.

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, long-term FHLB advances and repurchase agreements.

The $39.6 million short-term borrowings as of March 31, 2019 were entered into by the Company’s subsidiary, East West Bank (China) Limited, with interest rates ranging from 3.70% to 4.55% as of March 31, 2019, and will all mature in 2019. In comparison, the Company had $57.6 million in short-term borrowings outstanding as of December 31, 2018.

FHLB advances increased $18.5 million or 6% to $344.7 million as of March 31, 2019 from $326.2 million as of December 31, 2018. As of March 31, 2019, FHLB advances had floating interest rates ranging from 2.58% to 3.13% with remaining maturities between 0.9 and 3.6 years.

Gross repurchase agreements totaled $450.0 million as of both March 31, 2019 and December 31, 2018. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Net repurchase agreements totaled $50.0 million as of both March 31, 2019 and December 31, 2018, after offsetting $400.0 million of gross repurchase agreements against gross resale agreements that were both eligible for netting pursuant to ASC 210-20-45-11. As of March 31, 2019, gross repurchase agreements had interest rates ranging from 4.84% to 5.04%, original terms between 8.5 and 10.0 years and remaining maturities between 3.6 and 4.4 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. As of March 31, 2019, the collateral for the repurchase agreements was comprised of U.S. Treasury securities, and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funding from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

Long-Term Debt

The Company uses long-term debt to provide funding to acquire interest-earning assets, enhance liquidity and regulatory capital. Long-term debt totaled $146.9 million and $146.8 million as of March 31, 2019 and December 31, 2018, respectively. Long-term debt is comprised of junior subordinated debt, which qualifies as Tier 2 capital for regulatory purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings and includes the value of the common stock issued by six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had a weighted-average interest rate of 4.30% and 3.34% for the first quarter of 2019 and 2018, respectively, with remaining maturities between 15.7 years and 18.5 years as of March 31, 2019.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations and economic uncertainties. In addition, the Company’s financial assets held in the Hong Kong branch and in the China subsidiary bank may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. The Company’s country risk exposure is largely concentrated in China and Hong Kong. The following table presents the major financial assets held in the Company’s overseas offices as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019		December 31, 2018
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong Branch:
Cash and cash equivalents	$330,895	1%	$360,786	1%
Available-for-sale investment securities (1)	$226,161	1%	$221,932	1%
Loans held-for-investment (2)(3)	$665,395	2%	$653,860	2%
Total assets	$1,232,451	3%	$1,244,532	3%
Subsidiary Bank in China:
Cash and cash equivalents	$733,623	2%	$695,527	2%
Interest-bearing deposits with banks	$134,000	0%	$221,000	1%
Loans held-for-investment (3)	$786,852	2%	$777,412	2%
Total assets	$1,666,173	4%	$1,700,287	4%

(1)	Primarily comprised of foreign bonds and U.S. Treasury securities as of March 31, 2019 and December 31, 2018.

(2)	Includes ASC 310-30 discount of $85 thousand and $103 thousand as of March 31, 2019 and December 31, 2018, respectively.

(3)	Primarily comprised of C&I loans.

The following table presents the total revenue generated by the Company’s overseas offices for the first quarter of 2019 and 2018:

($ in thousands)	Three Months Ended March 31,
	2019		2018
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$8,897	2%	$6,948	2%
Subsidiary Bank in China:
Total revenue	$7,084	2%	$5,988	1%

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

The Company’s stockholders’ equity increased by $168.0 million or 4% to $4.59 billion as of March 31, 2019, compared to $4.42 billion as of December 31, 2018. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings increased by $144.9 million or 5% to $3.31 billion as of March 31, 2019, compared to $3.16 billion as of December 31, 2018. The increase was primarily due to net income of $164.0 million, partially offset by $33.8 million of cash dividends declared during the first quarter of 2019. In addition, the Company recognized a cumulative effect adjustment of $14.7 million to increase beginning balance of the retained earnings as of January 1, 2019 related to the deferred gains on our prior sale and leaseback transactions that occurred prior to the date of adoption. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value was $31.56 per common share based on 145.5 million common shares outstanding as of March 31, 2019, compared to $30.52 per common share based on 145.0 million common shares outstanding as of December 31, 2018. The Company’s dividend policy reflects the Company’s anticipated earnings, dividend payout ratio, capital objectives, and alternate opportunities. The Company made quarterly dividend payments of $0.23 and $0.20 per common share during the first quarter of 2019 and 2018, respectively. In April 2019, the Company’s Board of Directors declared second quarter 2019 cash dividends for the Company’s common stock. The common stock cash dividend of $0.275 per share will be paid on May 15, 2019 to stockholders of record as of May 1, 2019.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with a banking organization’s operations. In 2013, the Federal Reserve Board, FDIC and Office of the Comptroller of the Currency issued the final Basel III Capital Rules establishing a new comprehensive capital framework for strengthening international capital standards as well as implementing certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2018 Form 10-K for additional details. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for certain components).

The Basel III Capital Rules require that banking organizations maintain a minimum CET1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% and a minimum total capital ratio of 8.0% to be considered adequately capitalized. In addition, the rules require banking organizations to maintain a capital conservation buffer of 2.5% above the capital minimums in order to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments. The capital conservation buffer is being phased-in over four years beginning in 2016 (increasing by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019). As of January 1, 2019, banking organizations are required to maintain a minimum CET1 capital ratio of 7.0%, a minimum Tier 1 capital ratio of 8.5% and a minimum total capital ratio of 10.5% in a fully phased-in basis.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of March 31, 2019 and December 31, 2018, both the Company and the Bank were considered “well-capitalized,” and have met all capital requirements on a fully phased-in basis under the Basel III Capital Rules. The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2019 and December 31, 2018 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	March 31, 2019		December 31, 2018		Minimum Regulatory Requirements	Well- Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirements
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital	12.4%	12.4%	12.2%	12.1%	4.5%	6.5%	7.0%
Tier 1 risk-based capital	12.4%	12.4%	12.2%	12.1%	6.0%	8.0%	8.5%
Total risk-based capital	13.9%	13.4%	13.7%	13.1%	8.0%	10.0%	10.5%
Tier 1 leverage capital (1)	10.2%	10.2%	9.9%	9.8%	4.0%	5.0%	4.0%

(1)	The Tier 1 leverage capital well-capitalized requirement applies to the Bank only since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank-holding company.

The Company’s CET1 and Tier 1 capital ratios improved by 20 basis points, while the total risk-based and Tier 1 leverage capital ratios improved by 19 and 32 basis points, respectively, during the first quarter of 2019. The improvement was primarily driven by the relatively larger growth in capital compared to risk-weighted assets. The increase in capital was largely due to an increase in net interest income primarily reflected by loan yield expansion and loan growth. The $664.3 million or 2% increase in risk-weighted assets from $32.50 billion as of December 31, 2018 to $33.16 billion as of March 31, 2019 was primarily due to the growth of the Company’s loan portfolio.

Other Matters

The Company has previously invested in mobile solar generators sold and managed by DC Solar, which were included in Investments in tax credit and other investments, net on the Consolidated Balance Sheet. For reasons that were not known or knowable to the Company, DC Solar had its assets frozen in December 2018. DC Solar filed for bankruptcy protection in February 2019. In February 2019, an affidavit from a Federal Bureau of Investigation (“FBI”) special agent stated that DC Solar was operating a fraudulent "Ponzi-like scheme" and that the majority of mobile solar generators sold to investors and managed by DC Solar and the majority of the related lease revenues claimed to have been received by DC Solar may not have existed. Certain investors in DC Solar, including the Company, received tax credits for making these renewable resource investments. The Company has claimed tax credit benefits of approximately $53.9 million in the Consolidated Financial Statements between 2014 through 2018. If the allegations set forth in the declaration filed by the FBI are proven to be accurate, up to the entire amount of the tax credits claimed by the Company could potentially be disallowed. The Company has fully written off the tax credit investments related to DC Solar in the first quarter of 2019 and recorded a pre-tax $7.0 million impairment charge, which is included in Amortization of tax credit and other investments on the Consolidated Statement of Income during the first quarter of 2019. Based on the information known as of March 31, 2019, the Company believes that it has not met the more-likely-than-not criterion to recognize an uncertain tax position liability to be recorded under ASC 740, Income Taxes. The Company continues to closely monitor the progress of the allegations set forth in the FBI declaration, and it is reasonably possible that an uncertain tax position will be required for at least part, if not potentially all, of the tax credit benefits the Company has claimed. The amount of the uncertain tax position liability that may be recorded may have an adverse impact on the Company’s income tax liabilities, results of operations and financial condition. For additional information on the risks surrounding the Company’s investments in tax advantaged products, see Item 1A. Risk Factors in our 2018 Form 10-K.

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

Commitments to extend credit

As a financial service provider, the Company routinely enters into commitments to extend credit such as loan commitments, commercial letters of credit for foreign and domestic trade, SBLCs and financial guarantees to meet the financing needs of our customers. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

Guarantees

In the ordinary course of business, the Company enters into various guarantee agreements in which the Company sells or securitizes loans with recourse. Under these guarantee arrangements, the Company is contingently obligated to repurchase the recourse component of the loans when the loans default. Additional information regarding guarantees is provided in Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 16 — Employee Benefit Plans to the Consolidated Financial Statements of the Company’s 2018 Form 10-K, and has contractual obligations for future payments on debts, borrowings and lease obligations as detailed in Item 7 — MD&A — Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2018 Form 10-K.

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

The Company maintains its liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unpledged investment securities. These assets, which includes the Company’s reserve requirement of $624.6 million, totaled $6.49 billion and accounted for 15% of total assets as of March 31, 2019. In comparison, these assets, which includes the Company’s reserve requirement of $707.3 million, totaled $6.05 billion and accounted for 15% of total assets as of December 31, 2018. Investment securities included as part of liquidity sources are primarily comprised of mortgage-backed securities issued by U.S. government agency and U.S. government sponsored enterprises, as well as the U.S. Treasury securities. The Company believes these investment securities provide quick sources of liquidity through sales or pledging to obtain financing, regardless of market conditions. In particular, the Company deemed cash and cash equivalents, and unencumbered high quality liquid securities as the Company’s primary source of liquidity. Traditional forms of funding such as deposit growth and borrowings augment these liquid assets. Total deposits amounted to $36.27 billion as of March 31, 2019, compared to $35.44 billion of December 31, 2018, of which core deposits comprised 73% and 74% of total deposits as of March 31, 2019 and December 31, 2018, respectively.

As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and Federal Reserve Bank of San Francisco (“FRB”), unsecured federal funds lines of credit with various correspondent banks and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $6.03 billion and $3.01 billion, respectively, as of March 31, 2019. Unencumbered loans and/or securities were pledged to the FHLB and FRB discount window as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit, subject to availability, totaled $737.4 million with correspondent banks as of March 31, 2019. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs over the next 12 months.

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

As of March 31, 2019, the Company is not aware of any trends, events or uncertainties that will or are reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, which are subject to applicable statutes, regulations and special approval as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds of the Company’s 2018 Form 10-K. The Bank paid total dividends of $40.0 million to East West during the first quarter of 2019. In comparison, no dividend was paid to East West during the same period in 2018. In addition, in April 2019, the Board of Directors declared a quarterly common stock cash dividend of $0.275 per share, payable on May 15, 2019 to stockholders of record on May 1, 2019.

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

Consolidated Cash Flows Analysis

The following table presents a summary of the Company’s Consolidated Statement of Cash Flows for the first quarter of 2019 and 2018. In addition to this cash flow analysis, the discussion related to liquidity in Item 2 — MD&A — Asset Liability and Market Risk Management — Liquidity may provide a more useful context in evaluating the Company’s liquidity position and related activity.

($ in thousands)	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$139,241	$217,854
Net cash used in investing activities	(118,681)	(1,040,318)
Net cash provided by financing activities	749,370	944,414
Effect of exchange rate changes on cash and cash equivalents	14,018	18,396
Net increase in cash and cash equivalents	783,948	140,346
Cash and cash equivalents, beginning of period	3,001,377	2,174,592
Cash and cash equivalents, end of period	$3,785,325	$2,314,938

Operating activities — The Company’s operating assets and liabilities support the Company’s lending and capital market activities. Net cash provided by operating activities was $139.2 million and $217.9 million for the first quarter of 2019 and 2018, respectively. During the first quarter of 2019 and 2018, net cash provided by operating activities mainly reflected $164.0 million and $187.0 million of net income, respectively. During the first quarter of 2019, non-cash adjustments to reconcile net income to net operating cash of $62.2 million, was primarily comprised of depreciation and amortization/accretion, of which was partially offset by $60.8 million of changes in accrued expenses and other liabilities, and $27.6 million of changes in accrued interest receivable and other assets. The $60.8 million decrease in accrued expenses and other liabilities between the first quarter of 2019 and fourth quarter of 2018 was primarily due to decreases in derivative liability fair values and bonus payouts. In comparison, net operating cash inflows for the same period in 2018 benefited from $18.0 million in non-cash adjustments to reconcile net income to net operating cash, and $14.5 million of changes in accrued interest receivable and other assets.

Investing activities — Net cash used in investing activities was $118.7 million and $1.04 billion for the first quarter of 2019 and 2018, respectively. During the first quarter of 2019, net cash used in investing activities primarily reflected a $465.0 million increase in net loans held-for-investment, and $33.3 million in net fundings of investments in qualified affordable housing partnerships, tax credit and other investments, partially offset by a $245.4 million decrease in interest-bearing deposits with banks and net cash inflows from available-for-sale investment securities of $137.2 million. In comparison, during the first quarter of 2018, net cash used in investing activities primarily reflected a $586.8 million increase in net loans held-for-investment, and a $503.7 million payment for the DCB sale, partially offset by net cash inflows from available-for-sale investment securities of $144.5 million.

Financing activities — Net cash provided by financing activities of $749.4 million and $944.4 million for the first quarter of 2019 and 2018, respectively, was primarily reflective of $800.1 million and $964.4 million net increases in deposits for the first quarter of 2019 and 2018, respectively. The Company paid cash dividends of $34.9 million and $30.2 million during the first quarter of 2019 and 2018, respectively.

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

With oversight by the Company’s Board of Directors, the ALCO coordinates the overall management of the Company’s interest rate risk. The ALCO meets regularly and is responsible for reviewing the Company’s open market positions and establishing policies to monitor and limit exposure to market risk. Management of interest rate risk is carried out primarily through strategies involving the Company’s investment securities portfolio, loan portfolio, available funding channels and capital market activities. In addition, the Company’s policies permit the use of derivative instruments to assist in managing interest rate risk. Refer to Item 2. MD&A — Asset Liability and Market Risks Management — Derivatives in this Form 10-Q for additional information.

The interest rate risk exposure is measured and monitored through various risk management tools which include a simulation model that performs interest rate sensitivity analysis under multiple interest rate scenarios. The model incorporates the Company’s cash instruments, loans, investment securities, resale agreements, deposits and borrowing portfolios, and repurchase agreements. The financial instruments from the Company’s domestic and foreign operations, forecasted noninterest income and noninterest expense items are also incorporated in the simulation. The simulated interest rate scenarios include a non-parallel shift in the yield curve (“rate shock”) and a gradual non-parallel shift in the yield curve (“rate ramp”). In addition, the Company also performs various simulations using alternative interest rate scenarios. The alternative interest rate scenarios include yield curve flattening, yield curve steepening and yield curve inverting. In order to apply the assumed interest rate environment, adjustments are made to reflect the shift in the U.S. Treasury and other appropriate interest rate curves. The Company incorporates both a static balance sheet and a forward growth balance sheet in order to perform these analyses. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

The simulation model is based on the actual maturity and re-pricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. The Company’s net interest income simulation model incorporates various assumptions, which management believes to be reasonable but may have a significant impact on results. They include: the timing and magnitude of changes in interest rates, the yield curve evolution and shape, repricing characteristics, and the effect of interest rate floors, periodic loan caps and lifetime loan caps. In addition, the modeled results are highly sensitive to the deposit decay assumptions used for deposits that do not have specific maturities. The Company uses regression analysis of the Company’s internal historical deposit data as a guide to set deposit decay assumptions. The model is also highly sensitive to certain assumptions on the correlation of the change in interest rates paid on core deposits to changes in benchmark market interest rates, commonly referred to as deposit beta assumptions. Deposit beta assumptions are developed based on the Company’s historical experience. The model is also sensitive to the loan and investment prepayment assumptions. The loan and investment prepayment assumptions, which consider the anticipated prepayments under different interest rate environments, are based on an independent model, as well as the Company’s historical prepayment experiences.

Existing investment securities, loans, deposits and borrowings are assumed to roll into new instruments at a similar spread relative to benchmark interest rates and internal pricing guidelines. The assumptions applied in the model are documented and supported for reasonableness and periodically back-tested to assess their effectiveness. Changes to key model assumptions are reviewed by the ALCO. Simulation results are highly dependent on these assumptions. To the extent actual behavior is different from the assumptions in the models, there could be a material change in interest rate sensitivity. The Company performs periodic testing to assess the sensitivity of the model results to the assumptions used. The Company also makes appropriate calibrations to the model when necessary. Scenario results do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

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

The following table presents the Company’s net interest income sensitivity as of March 31, 2019 and December 31, 2018 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	March 31, 2019	December 31, 2018
+200	16.9%	16.6%
+100	9.2%	8.4%
-100	(6.6)%	(8.3)%
-200	(14.5)%	(16.7)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

The Company’s estimated twelve-month net interest income sensitivity as of March 31, 2019 was higher compared to December 31, 2018 for both the upward 100 and 200 basis point rate scenarios. Simulated increases in interest income are offset by increases in the rate of repricing for the Company’s deposit portfolio. In both simulated downward interest rate scenarios, sensitivity decreased overall mainly due to the impact of the change in yield curve as well as the changes in balance sheet portfolio mix.

The Company’s net interest income profile as of March 31, 2019 reflects an asset sensitive position. Net interest income would be expected to increase if interest rates rise and to decrease if interest rates decline. The Company is naturally asset sensitive due to its large portfolio of variable rate loans that are funded in large part by low cost non-maturity deposits. The Company’s interest income is vulnerable to changes in short-term interest rates. The Company’s variable rate loan portfolio is generally comprised of Prime and London Interbank Offered Rate (“LIBOR”) indexed products and as such, is vulnerable to changes in those rate indexes. The Company’s deposit portfolio is primarily funded by low cost non-maturity deposits. Though the interest rates for these deposit products are not directly subject to changes in short-term interest rates, they are, nevertheless, sensitive to changes in product mix as customers shift their balances to higher interest rate products as these products become more attractive.

The federal funds target rate was between 2.25% and 2.50% as of both March 31, 2019 and December 31, 2018. In its statement released on March 20, 2019, the Federal Open Market Committee decided to maintain the target range for the federal funds rate at 2.25% to 2.50% in light of global economic and financial developments and muted inflation pressures. Up until that point, the Federal Open Market Committee had been increasing the federal funds target rate in a steady pace of 25 basis points per quarter during 2018.

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

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	March 31, 2019	December 31, 2018
+200 Rate Ramp	6.5%	6.3%
+100 Rate Ramp	3.5%	3.0%
-100 Rate Ramp	(1.2)%	(3.0)%
-200 Rate Ramp	(4.2)%	(6.3)%

(1)	The percentage change represents net interest income under a gradual non-parallel shift in even quarterly increments over 12 months.

The Company believes that the rate ramp table, shown above, and when evaluated together with the results of the rate shock simulation, presents a better indication of the potential impact to the Company’s twelve-month net interest income in a rising and falling rate scenario.

Economic Value of Equity at Risk

Economic value of equity (“EVE”) is a cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows. This calculation is used for asset/liability management and measures changes in the economic value of the bank. The fair market values of a bank's assets and liabilities are directly linked to interest rates. In some ways, the economic value approach provides a broader scope than the net income volatility approach since it captures all anticipated cash flows.

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

The following table presents the Company’s EVE sensitivity as of March 31, 2019 and December 31, 2018 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	EVE Volatility (1)
	March 31, 2019	December 31, 2018
+200	8.7%	6.3%
+100	3.6%	1.2%
-100	(2.6)%	(3.1)%
-200	(11.3)%	(11.9)%

(1)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for both of the upward interest rate scenarios as of March 31, 2019 increased from December 31, 2018. In the simulated upward 100 and 200 basis point interest rate scenarios, EVE sensitivity was 3.6% and 8.7% as of March 31, 2019, respectively, compared to 1.2% and 6.3% as of December 31, 2018, respectively. These increases were primarily due to changes in the balance sheet portfolio mix and the yield curve. In the downward 100 and 200 basis point interest rate scenarios, the Company’s EVE sensitivity improved for both of the downward 100 and 200 basis point interest rate scenarios as of March 31, 2019, compared to December 31, 2018. In the simulated downward 100 and 200 basis point interest rate scenarios, EVE sensitivity was (2.6)% and (11.3)% as of March 31, 2019, respectively, compared to (3.1)% and (11.9)% as of December 31, 2018, respectively. The Company regularly reviews and updates its assumptions with regards to the timing and magnitude of changes in interest rates, and the shape and evolution of the yield curve to more accurately reflect expected customer behavior.

The Company’s EVE profile as of March 31, 2019 reflects an asset sensitive EVE position. The Company is naturally asset sensitive due to its large portfolio of rate-sensitive loans that are funded in large part by stable core deposits. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multidimensional form of risk, affected by both the exposure to a counterparty and the credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risks and the Company has guidelines in place to manage counterparty concentration, tenor limits and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting arrangements and requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to institutional third parties through the use of credit risk participation agreements (“RPAs”). Certain derivative contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk. The Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives.

Fair Value Hedges — As of March 31, 2019, the Company had two cancellable interest rate swap contracts with original terms of 20 years. The objective of these interest rate swaps, which were designated as fair value hedges, was to obtain low-cost floating rate funding on certain brokered certificates of deposit. These swap contracts involve the exchange of variable rate payments over the life of the agreements without the exchange of the underlying notional amounts. The changes in fair value of these brokered certificates of deposit are expected to be effectively offset by the changes in fair value of the swaps throughout the terms of these contracts.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company entered into foreign currency swap contracts to hedge its investment in East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. The hedging instruments, designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi. As of March 31, 2019, the outstanding foreign currency swaps effectively hedged approximately half of the Chinese Renminbi exposure in East West Bank (China) Limited. The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the swaps.

Interest Rate Contracts — The Company offers various interest rate derivative contracts to its customers.  When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions including with central counterparties (“CCPs”). Certain derivative contracts entered with CCPs are settled-to-market daily to the extent the CCPs’ rulebooks legally characterize the variation margin as settlement. Derivative contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company.  These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedging relationship and, therefore, are economic hedges.  The contracts are marked to market at each reporting period.  The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component. The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. For a portion of the foreign exchange contracts entered into with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The changes in the fair values entered with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with the customers throughout the terms of these contracts. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Act. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

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

Commodity Contracts — The Company entered into energy commodity contracts with its customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company enters into offsetting commodity contracts with third-party financial institutions including with CCPs. Certain derivative contracts entered with CCPs are settled to market daily to the extent the CCPs’ rulebooks legally characterize the variation margin as settlement. The changes in fair values of the energy commodity contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the energy commodity transactions executed with customers throughout the terms of these contracts.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2018 Form 10-K, Note 4 — Fair Value Measurement and Fair Value of Financial Instruments and Note 7 — Derivatives to the Consolidated Financial Statements of this report.

Critical Accounting Policies and Estimates

Our significant accounting policies (see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements and Item 7. MD&A — Critical Accounting Policies and Estimates of the Company’s 2018 Form 10-K) are fundamental to understanding the Company’s results of operations and financial condition. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and may require significant judgment in applying complex accounting principles to individual transactions. The Company has procedures and processes in place to facilitate making these judgments. The following accounting policies are critical to the Company’s Consolidated Financial Statements as they require management to make subjective and complex judgments about matters that are inherently uncertain where actual results could differ from the Company’s estimates:

•	fair value of financial instruments;

•	allowance for credit losses;

•	goodwill impairment; and

•	income taxes.

Recently Issued Accounting Standards

For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting pronouncements issued, see Note 2 — Current Accounting Developments to the Consolidated Financial Statements in this Form 10-Q.

Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement. The Company believes these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods.

During the first quarter of 2019, the Company recorded a pre-tax impairment charge related to certain tax credit investments of $7.0 million. During the first quarter of 2018, the Company sold its eight DCB branches and recognized a pre-tax gain on sale of $31.5 million. Management believes that excluding the nonrecurring after-tax impacts of the impairment charge related to certain tax credit investments and the gain on the sale of the Bank’s DCB branches from net income, diluted EPS, ROA and ROE, will make it easier to analyze the results by presenting them on a more comparable basis.

Non-GAAP efficiency ratio represents non-GAAP noninterest expense divided by non-GAAP revenue. Non-GAAP revenue represents the aggregate of net interest income and non-GAAP noninterest income, where Non-GAAP noninterest income excludes the gain on the sale of the DCB branches that were sold in the first quarter of 2018. Non-GAAP noninterest expense excludes the amortization of tax credit and other investments and the amortization of core deposit intangibles.

The following tables present reconciliations of GAAP to non-GAAP financial measures for the first quarter of 2019 and 2018:

($ and shares in thousands, except per share data)		Three Months Ended March 31,
		2019	2018
Net income	(a)	$164,024	$187,032
Add: Impairment charge related to certain tax credit investments (1)		6,978	—
Less:Gain on sale of business		—	(31,470)
Tax effect of adjustments (2)		(2,063)	9,303
Non-GAAP net income	(b)	$168,939	$164,865

Diluted weighted-average number of shares outstanding		145,921	145,939

Diluted EPS		$1.12	$1.28
Diluted EPS impact of impairment charge related to certain tax credit investments, net of tax		0.04	—
Diluted EPS impact of gain on sale of business, net of tax		—	(0.15)
Non-GAAP diluted EPS		$1.16	$1.13

Average total assets	(c)	$40,738,404	$37,381,098
Average stockholders’ equity	(d)	$4,537,301	$3,922,926
ROA (3)	(a)/(c)	1.63%	2.03%
Non-GAAP ROA (3)	(b)/(c)	1.68%	1.79%
ROE (3)	(a)/(d)	14.66%	19.34%
Non-GAAP ROE (3)	(b)/(d)	15.10%	17.04%

(1)	Included in Amortization of tax credit and other investments on the Consolidated Statement of Income.

(2)	Applied statutory rate of 29.56%.

(3)	Annualized.

($ in thousands)		Three Months Ended March 31,
		2019	2018
Net interest income before provision for credit losses	(a)	$362,461	$326,693
Total noninterest income		42,131	74,444
Total revenue	(b)	404,592	401,137
Noninterest income		42,131	74,444
Less: Gain on sale of business		—	(31,470)
Non-GAAP noninterest income	(c)	42,131	42,974
Non-GAAP revenue	(a)+(c)=(d)	$404,592	$369,667

Total noninterest expense	(e)	$186,922	$169,135
Less: Amortization of tax credit and other investments		(24,905)	(17,400)
Amortization of core deposit intangibles		(1,174)	(1,485)
Non-GAAP noninterest expense	(f)	$160,843	$150,250

Efficiency ratio	(e)/(b)	46.20%	42.16%
Non-GAAP efficiency ratio	(f)/(d)	39.75%	40.64%

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q contain certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” “assumes,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

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

•	adequacy of the Company’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;

•	impact of adverse changes to the Company’s credit ratings from major credit rating agencies;

•	impact of adverse judgments or settlements in litigation;

•	changes in the commercial and consumer real estate markets;

•	changes in consumer spending and savings habits;

•	changes in the U.S. economy, including inflation, deflation, employment levels, rate of growth and general business conditions;

•	changes in government interest rate policies;

•	impact of benchmark interest rate reform in the U.S. that resulted in the Secured Overnight Financing Rate selected as the preferred alternative reference rate to LIBOR;

•	impact of political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•
changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System, the FDIC, the Office of the Comptroller of the Currency, the U.S. Securities and Exchange Commission (“SEC”), the Consumer Financial Protection Bureau and the California Department of Business Oversight - Division of Financial Institutions;

•	impact of the Dodd-Frank Act on the Company’s business, business practices, cost of operations and executive compensation;

•	heightened regulatory and governmental oversight and scrutiny of the Company’s business practices, including dealings with consumers;

•
impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations and legal actions and from the Company’s interactions with business partners, counterparties, service providers and other third parties;

•	impact of regulatory enforcement actions;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board or other regulatory agencies and their impact on critical accounting policies and assumptions;

•	changes in income tax laws and regulations and the impact of the Tax Cuts and Jobs Act of 2017;

•	impact of other potential federal tax changes and spending cuts;

•	the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;

•	changes in the Company’s ability to receive dividends from its subsidiaries;

•	any future strategic acquisitions or divestitures;

•	continuing consolidation in the financial services industry;

•	changes in the equity and debt securities markets;

•	fluctuations in the Company’s stock price;

•	fluctuations in foreign currency exchange rates;

•
a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increases in funding costs, a reduction in investor demand for mortgage loans and declines in asset values and/or recognition of OTTI on securities held in the Company’s available-for-sale investment securities portfolio;

•	changes in the economy of and monetary policy in the People’s Republic of China; and

•	impact of natural or man-made disasters or calamities or conflicts or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019, under the heading Item 1A. Risk Factors and the information set forth under Item 1A. Risk Factors in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Item 1. Consolidated Financial Statements — Note 7 — Derivatives and Item 2. MD&A — Asset Liability and Market Risk Management in Part I of this report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2019, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

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

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2019, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 1. Consolidated Financial Statements — Note 12 — Commitments and Contingencies — Litigation in Part I of this report, incorporated herein by reference.

ITEM 1A.  RISK FACTORS

The Company’s 2018 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There has been no material change to the Company’s risk factors as presented in the Company’s 2018 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended March 31, 2019.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this report:

Exhibit No.	Exhibit Description

10.1	Form of Amendment to Employment Agreement — Dominic Ng* Filed herewith.

10.2	Form of Amendment to Employment Agreement — Douglas P. Krause* Filed herewith.

10.3	Employment Agreement dated September 1, 2017 by and between East West Bank and Catherine Zhou* Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

* Denotes management contract or compensatory plan or arrangement.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

GLOSSARY OF ACRONYMS

ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CCP	Central counterparty
C&I	Commercial and industrial
CECL	Current expected credit loss
CET1	Common Equity Tier 1
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act
CRE	Commercial real estate
DCB	Desert Community Bank
EPS	Earnings per share
EVE	Economic value of equity
EWIS	East West Insurance Services, Inc.
FASB	Financial Accounting Standards Board
FBI	Federal Bureau of Investigation
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank of San Francisco
GAAP	United States generally accepted accounting principles
HELOC	Home equity line of credit
IBR	Incremental borrowing rate
LCH	London Clearing House
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million British thermal unit
NAV	Net asset value
OIS	Overnight Index Swap
OREO	Other real estate owned
OTTI	Other-than-temporary-impairment
PCI	Purchased credit-impaired
ROA	Return on average assets
ROE	Return on average equity
RPA	Credit risk participation agreement
RSU	Restricted stock unit
S&P	Standard and Poor’s
SBLC	Standby letter of credit
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
U.S.	United States
USD	U.S. dollar
VIE	Variable interest entity

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2019

EAST WEST BANCORP, INC. (Registrant)

	By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this report:

Exhibit No.	Exhibit Description

10.1	Form of Amendment to Employment Agreement — Dominic Ng* Filed herewith.

10.2	Form of Amendment to Employment Agreement — Douglas P. Krause* Filed herewith.

10.3	Employment Agreement dated September 1, 2017 by and between East West Bank and Catherine Zhou* Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

* Denotes management contract or compensatory plan or arrangement.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.