Form 10-Q
period 2019-06-30
EAST WEST BANCORP INC
filed 2019-08-07
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Registrant’s telephone number, including area code:
(626) 768-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	EWBC	The Nasdaq Global Select Market

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
Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 145,546,642 shares as of July 31, 2019.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from banks	$425,949	$516,291
Interest-bearing cash with banks	3,195,665	2,485,086
Cash and cash equivalents	3,621,614	3,001,377
Interest-bearing deposits with banks	150,273	371,000
Securities purchased under resale agreements (“resale agreements”)	1,010,000	1,035,000
Securities:
Available-for-sale investment securities, at fair value (includes assets pledged as collateral of $493,693 in 2019 and $435,833 in 2018)	2,592,913	2,741,847
Restricted equity securities, at cost	78,093	74,069
Loans held-for-sale	3,879	275
Loans held-for-investment (net of allowance for loan losses of $330,625 in 2019 and $311,322 in 2018; includes assets pledged as collateral of $21,056,804 in 2019 and $20,590,035 in 2018)	33,399,752	32,073,867
Investments in qualified affordable housing partnerships, net	198,466	184,873
Investments in tax credit and other investments, net	210,387	231,635
Premises and equipment (net of accumulated depreciation of $125,887 in 2019 and $118,547 in 2018)	121,498	119,180
Goodwill	465,697	465,547
Operating lease right-of-use assets	109,032	—
Other assets	930,754	743,686
TOTAL	$42,892,358	$41,042,356
LIABILITIES
Deposits:
Noninterest-bearing	$10,599,088	$11,377,009
Interest-bearing	25,878,454	24,062,619
Total deposits	36,477,542	35,439,628
Short-term borrowings	19,972	57,638
Federal Home Loan Bank (“FHLB”) advances	745,074	326,172
Securities sold under repurchase agreements (“repurchase agreements”)	50,000	50,000
Long-term debt and finance lease liabilities	152,506	146,835
Operating lease liabilities	117,448	—
Accrued expenses and other liabilities	595,223	598,109
Total liabilities	38,157,765	36,618,382
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 166,532,188 and 165,867,587 shares issued in 2019 and 2018, respectively	166	166
Additional paid-in capital	1,808,896	1,789,811
Retained earnings	3,414,901	3,160,132
Treasury stock, at cost — 20,985,619 shares in 2019 and 20,906,224 shares in 2018	(479,398)	(467,961)
Accumulated other comprehensive loss (“AOCI”), net of tax	(9,972)	(58,174)
Total stockholders’ equity	4,734,593	4,423,974
TOTAL	$42,892,358	$41,042,356

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$434,450	$365,555	$857,984	$703,459
Available-for-sale investment securities	15,685	15,059	31,433	30,515
Resale agreements	7,343	7,182	15,189	14,116
Restricted equity securities	505	800	1,218	1,434
Interest-bearing cash and deposits with banks	16,861	11,715	32,331	22,660
Total interest and dividend income	474,844	400,311	938,155	772,184
INTEREST EXPENSE
Deposits	97,964	51,265	189,969	90,401
Federal funds purchased and other short-term borrowings	361	124	977	131
FHLB advances	4,011	2,552	6,990	4,812
Repurchase agreements	3,469	3,042	6,961	5,348
Long-term debt and finance lease liabilities	1,713	1,649	3,471	3,120
Total interest expense	107,518	58,632	208,368	103,812
Net interest income before provision for credit losses	367,326	341,679	729,787	668,372
Provision for credit losses	19,245	15,536	41,824	35,754
Net interest income after provision for credit losses	348,081	326,143	687,963	632,618
NONINTEREST INCOME
Lending fees	16,242	14,692	31,038	28,705
Deposit account fees	9,788	10,140	19,429	20,570
Foreign exchange income	7,286	6,822	12,301	7,992
Wealth management fees	3,800	4,501	7,612	7,454
Interest rate contracts and other derivative income	10,398	6,570	13,614	13,260
Net gains on sales of loans	15	2,354	930	3,936
Net gains on sales of available-for-sale investment securities	1,447	210	3,008	2,339
Net gain on sale of business	—	—	—	31,470
Other income	3,783	2,979	6,958	6,986
Total noninterest income	52,759	48,268	94,890	122,712
NONINTEREST EXPENSE
Compensation and employee benefits	100,531	93,865	202,830	189,099
Occupancy and equipment expense	17,362	16,707	34,680	33,587
Deposit insurance premiums and regulatory assessments	2,919	5,832	6,007	12,105
Legal expense	2,355	2,837	4,580	5,092
Data processing	3,460	3,327	6,617	6,728
Consulting expense	2,069	5,120	4,128	7,472
Deposit related expense	3,338	2,922	6,842	5,601
Computer software expense	6,211	5,549	12,289	10,603
Other operating expense	22,679	20,779	44,968	38,386
Amortization of tax credit and other investments	16,739	20,481	41,644	37,881
Total noninterest expense	177,663	177,419	364,585	346,554
INCOME BEFORE INCOME TAXES	223,177	196,992	418,268	408,776
INCOME TAX EXPENSE	72,797	24,643	103,864	49,395
NET INCOME	$150,380	$172,349	$314,404	$359,381
EARNINGS PER SHARE (“EPS”)
BASIC	$1.03	$1.19	$2.16	$2.48
DILUTED	$1.03	$1.18	$2.15	$2.46
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	145,546	144,899	145,402	144,782
DILUTED	146,052	146,091	146,016	146,046

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$150,380	$172,349	$314,404	$359,381
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains (losses) on available-for-sale investment securities	29,027	(8,841)	51,038	(27,653)
Foreign currency translation adjustments	(6,016)	(6,822)	(2,836)	(24)
Other comprehensive income (loss)	23,011	(15,663)	48,202	(27,677)
COMPREHENSIVE INCOME	$173,391	$156,686	$362,606	$331,704

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, APRIL 1, 2018	144,872,525	$1,761,653	$2,740,179	$(467,273)	$(55,804)	$3,978,755
Net income	—	—	172,349	—	—	172,349
Other comprehensive loss	—	—	—	—	(15,663)	(15,663)
Net activity of common stock pursuant to various stock compensation plans and agreements	32,104	8,385	—	(215)	—	8,170
Cash dividends on common stock ($0.20 per share)	—	—	(29,327)	—	—	(29,327)
BALANCE, JUNE 30, 2018	144,904,629	$1,770,038	$2,883,201	$(467,488)	$(71,467)	$4,114,284
BALANCE, APRIL 1, 2019	145,501,301	$1,799,124	$3,305,054	$(479,265)	$(32,983)	$4,591,930
Net income	—	—	150,380	—	—	150,380
Other comprehensive income	—	—	—	—	23,011	23,011
Net activity of common stock pursuant to various stock compensation plans and agreements	45,268	9,938	—	(133)	—	9,805
Cash dividends on common stock ($0.275 per share)	—	—	(40,533)	—	—	(40,533)
BALANCE, JUNE 30, 2019	145,546,569	$1,809,062	$3,414,901	$(479,398)	$(9,972)	$4,734,593

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2018	144,543,060	$1,755,495	$2,576,302	$(452,327)	$(37,519)	$3,841,951
Cumulative effect of change in accounting principle related to marketable equity securities (1)	—	—	(545)	—	385	(160)
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (2)	—	—	6,656	—	(6,656)	—
Net income	—	—	359,381	—	—	359,381
Other comprehensive loss	—	—	—	—	(27,677)	(27,677)
Net activity of common stock pursuant to various stock compensation plans and agreements	361,569	14,543	—	(15,161)	—	(618)
Cash dividends on common stock ($0.40 per share)	—	—	(58,593)	—	—	(58,593)
BALANCE, JUNE 30, 2018	144,904,629	$1,770,038	$2,883,201	$(467,488)	$(71,467)	$4,114,284
BALANCE, JANUARY 1, 2019	144,961,363	$1,789,977	$3,160,132	$(467,961)	$(58,174)	$4,423,974
Cumulative effect of change in accounting principle related to leases (3)	—	—	14,668	—	—	14,668
Net income	—	—	314,404	—	—	314,404
Other comprehensive income	—	—	—	—	48,202	48,202
Warrants exercised	180,226	1,711	—	2,732	—	4,443
Net activity of common stock pursuant to various stock compensation plans and agreements	404,980	17,374	—	(14,169)	—	3,205
Cash dividends on common stock ($0.505 per share)	—	—	(74,303)	—	—	(74,303)
BALANCE, JUNE 30, 2019	145,546,569	$1,809,062	$3,414,901	$(479,398)	$(9,972)	$4,734,593

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

(3)
Represents the impact of the adoption of ASU 2016-02, Leases (Topic 842) and subsequent related ASUs in the first quarter of 2019. Refer to Note 2 — Current Accounting Developments and Note 11 — Leases to the Consolidated Financial Statements in this Form 10-Q for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$314,404	$359,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,113	62,329
Accretion of discount and amortization of premiums, net	(9,817)	(9,910)
Stock compensation costs	15,525	13,215
Deferred income tax (benefit) expense	(2,110)	1,320
Provision for credit losses	41,824	35,754
Net gains on sales of loans	(930)	(3,936)
Net gains on sales of available-for-sale investment securities	(3,008)	(2,339)
Net gains on sales of fixed assets	—	(2,200)
Net gain on sale of business	—	(31,470)
Loans held-for-sale:
Originations and purchases	(3,339)	(11,547)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	3,632	10,759
Proceeds from distributions received from equity method investees	1,538	1,814
Net change in accrued interest receivable and other assets	(150,154)	(32,226)
Net change in accrued expenses and other liabilities	10,320	44,016
Other net operating activities	3	(93)
Total adjustments	(24,403)	75,486
Net cash provided by operating activities	290,001	434,867
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(61,555)	(41,444)
Interest-bearing deposits with banks	222,387	28,525
Resale agreements:
Proceeds from paydowns and maturities	50,000	175,000
Purchases	(25,000)	(100,000)
Available-for-sale investment securities:
Proceeds from sales	375,102	256,875
Proceeds from repayments, maturities and redemptions	117,325	211,303
Purchases	(316,740)	(235,360)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	170,174	274,785
Purchases	(326,456)	(389,912)
Other changes in loans held-for-investment, net	(1,196,094)	(1,147,156)
Premises and equipment:
Purchases	(4,414)	(7,612)
Payment on sale of business, net of cash transferred	—	(503,687)
Proceeds from sales of other real estate owned (“OREO”)	—	3,595
Proceeds from distributions received from equity method investees	3,636	1,725
Other net investing activities	(5,516)	(2,200)
Net cash used in investing activities	(997,151)	(1,475,563)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,035,650	1,195,796
Net (decrease) increase in short-term borrowings	(38,107)	59,895
FHLB advances:
Proceeds	1,500,000	—
Repayment	(1,082,000)	—
Repayment of long-term debt and finance lease liabilities	(435)	(10,000)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,894	1,328
Stock tendered for payment of withholding taxes	(14,169)	(15,161)
Cash dividends paid	(74,949)	(59,243)
Net cash provided by financing activities	1,327,884	1,172,615
Effect of exchange rate changes on cash and cash equivalents	(497)	(9,040)
NET INCREASE IN CASH AND CASH EQUIVALENTS	620,237	122,879
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,001,377	2,174,592
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,621,614	$2,297,471

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$203,577	$99,176
Income taxes, net	$76,153	$67,431
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$173,394	$285,631

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of June 30, 2019, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements. East West also owns East West Insurance Services, Inc. (“EWIS”). In the third quarter of 2017, the Company sold the insurance brokerage business of EWIS, which remains a subsidiary of East West and continues to maintain its insurance broker license. In the first quarter of 2019, the Company acquired Enstream Capital Markets, LLC, a non-public broker dealer entity, as a wholly-owned subsidiary of the Company.

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

Note 2 — Current Accounting Developments

New Accounting Pronouncements Adopted

Standard	Required Date of Adoption	Description	Effect on Financial Statements
Standards Adopted in 2019
ASU 2016-02, Leases (Topic 842) and subsequent related ASUs	January 1, 2019 for leases standards other than ASU 2019-01. January 1, 2020 for ASU 2019-01 Early adoption is permitted.
ASC Topic 842, Leases, supersedes ASC Topic 840, Leases. This ASU requires lessees to recognize right-of-use assets and related lease liabilities for all leases with lease terms of more than 12 months on the Consolidated Balance Sheet, and provide quantitative and qualitative disclosures regarding key information about the leasing arrangements. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Lessee accounting for finance leases, as well as lessor accounting are largely unchanged. The standard may be adopted using a modified retrospective approach through a cumulative-effect adjustment. In addition, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides companies the option to continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year they adopt ASU 2016-02. Companies that elect this transition option can recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented.

The Company adopted all the new lease standards on January 1, 2019 using the alternative transition method, which allows the adoption of the accounting standard prospectively without revising comparable prior periods’ financial information.

On January 1, 2019, the Company recognized $109.1 million and $117.7 million increase in right-of-use assets and associated lease liabilities, respectively, based on the present value of the expected remaining operating lease payments. In addition, the Company also recognized a cumulative-effect adjustment of $14.7 million to increase beginning balance of retained earnings as of January 1, 2019 related to the deferred gains on our prior sale and leaseback transactions that occurred prior to the date of adoption. The adoption of the new leases standards did not have a material impact on the Company’s Consolidated Statement of Income. Disclosures related to leases are included in Note 11 — Leases to the Consolidated Financial Statements in this Form 10-Q.

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

Recent Accounting Pronouncements

Standard	Required Date of Adoption	Description	Effect on Financial Statements
Standards Not Yet Adopted
ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs	January 1, 2020 Early adoption is permitted on January 1, 2019.
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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. The amendments related to credit losses (addressed by ASU 2016-13) clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates, prepayments and contractual extensions and renewals, among other things.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326), which amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10.

The Company’s implementation efforts include, but are not limited to, identifying and evaluating key interpretive issues, assessing, and modifying system and process requirements against the new guidance. The Company has completed model development and is undergoing validation and implementation. Additionally, the Company has started to analyze model results, review qualitative factors and update the allowance documentation. The Company will continue to address any gaps from recently issued interpretations and in data and operational processes arising from internal reviews, model validation and parallel runs during the second half of 2019.

The Company expects to adopt this ASU on January 1, 2020 without electing the fair value option on eligible financial instruments. While the Company is still evaluating the impact on its Consolidated Financial Statements, the Company expects that this ASU may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses provides for expected credit losses over the remaining expected life of the loan portfolio and 2) the nonaccretable difference on the purchased credit-impaired (“PCI”) loans will be recognized as an allowance, offset by an increase in the carrying value of the PCI loans. The ultimate effect of this ASU will also depend on the composition and credit quality of the portfolio and economic conditions at the time of adoption.

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

Note 3 — Dispositions

On March 17, 2018, the Bank completed the sale of its eight Desert Community Bank (“DCB”) branches located in the High Desert area of Southern California to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. The assets and liabilities of the DCB branches that were sold in this transaction primarily consisted of $613.7 million of deposits, $59.1 million of loans, $9.0 million of cash and cash equivalents and $7.9 million of premises and equipment. The transaction resulted in a net cash payment of $499.9 million by the Company to Flagstar Bank. After transaction costs, the sale resulted in a pre-tax gain of $31.5 million for the six months ended June 30, 2018, which was reported as Net gain on sale of business on the Consolidated Statement of Income.

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

Available-for-Sale Investment Securities — When available, the Company uses quoted market prices to determine the fair value of available-for-sale investment securities, which are classified as Level 1. Level 1 available-for-sale investment securities are primarily comprised of U.S. Treasury securities. The fair value of other available-for-sale investment securities is generally determined by independent external pricing service providers who have experience in valuing these securities or by the average quoted market prices obtained from independent external brokers. The valuations provided by the third-party pricing service providers are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, prepayment expectation and reference data obtained from market research publications. Inputs used by the third-party pricing service in valuing collateralized mortgage obligations and other securitization structures also include new issue data, monthly payment information, whole loan collateral performance, tranche evaluation and “To Be Announced” prices. In valuations of securities issued by state and political subdivisions, inputs used by the third-party pricing service providers also include material event notices.

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

Equity Securities — Equity securities were comprised of mutual funds as of both June 30, 2019 and December 31, 2018. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of June 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered into with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. The Company held foreign currency non-deliverable forward contracts as of June 30, 2019 and held foreign swap contracts as of December 31, 2018 to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward and swap contracts were designated as net investment hedges. The fair value of foreign currency contracts is valued by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Contracts — The Company may periodically enter into credit risk participation agreements (“RPAs”) to manage the credit exposure on interest rate contracts associated with syndicated loans. The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. The majority of the inputs used to value the RPAs are observable. Accordingly, RPAs fall within Level 2.

Equity Contracts — The Company obtains equity warrants to purchase preferred and common stock of technology and life sciences companies, as part of the loan origination process. As of June 30, 2019 and December 31, 2018, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For equity warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. Since both option volatility and liquidity discount assumptions are subject to management judgment, measurement uncertainty is inherent in the valuation of private companies’ equity warrants. Given that the Company holds long positions in all equity warrants, an increase in volatility assumption would generally result in an increase in fair value measurement. A higher liquidity discount would result in a decrease in fair value measurement. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$326,535	$—	$—	$326,535
U.S. government agency and U.S. government sponsored enterprise debt securities	—	241,967	—	241,967
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	474,832	—	474,832
Residential mortgage-backed securities	—	843,574	—	843,574
Municipal securities	—	87,529	—	87,529
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	70,549	—	70,549
Residential mortgage-backed securities	—	24,539	—	24,539
Corporate debt securities	—	11,156	—	11,156
Foreign bonds	—	484,416	—	484,416
Asset-backed securities	—	27,816	—	27,816
Total available-for-sale investment securities	$326,535	$2,266,378	$—	$2,592,913

Investments in tax credit and other investments:
Equity securities (1)	$21,466	$9,957	$—	$31,423
Total investments in tax credit and other investments	$21,466	$9,957	$—	$31,423

Derivative assets:
Interest rate contracts	$—	$190,388	$—	$190,388
Foreign exchange contracts	—	27,849	—	27,849
Credit contracts	—	3	—	3
Equity contracts	—	1,593	392	1,985
Commodity contracts	—	22,651	—	22,651
Gross derivative assets	$—	$242,484	$392	$242,876
Netting adjustments (2)	$—	$(44,203)	$—	$(44,203)
Net derivative assets	$—	$198,281	$392	$198,673

Derivative liabilities:
Interest rate contracts	$—	$124,371	$—	$124,371
Foreign exchange contracts	—	22,528	—	22,528
Credit contracts	—	118	—	118
Commodity contracts	—	25,906	—	25,906
Gross derivative liabilities	$—	$172,923	$—	$172,923
Netting adjustments (2)	$—	$(74,494)	$—	$(74,494)
Net derivative liabilities	$—	$98,429	$—	$98,429

(1)	Equity securities were comprised of mutual funds with readily determinable fair values.

(2)
Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 7 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$564,815	$—	$—	$564,815
U.S. government agency and U.S. government sponsored enterprise debt securities	—	217,173	—	217,173
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	408,603	—	408,603
Residential mortgage-backed securities	—	946,693	—	946,693
Municipal securities	—	82,020	—	82,020
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	26,052	—	26,052
Residential mortgage-backed securities	—	9,931	—	9,931
Corporate debt securities	—	10,869	—	10,869
Foreign bonds	—	463,048	—	463,048
Asset-backed securities	—	12,643	—	12,643
Total available-for-sale investment securities	$564,815	$2,177,032	$—	$2,741,847

Investment in tax credit and other investments:
Equity securities (1)	$20,678	$10,531	$—	$31,209
Total investments in tax credit and other investments	$20,678	$10,531	$—	$31,209

Derivative assets:
Interest rate contracts	$—	$69,818	$—	$69,818
Foreign exchange contracts	—	21,624	—	21,624
Credit contracts	—	1	—	1
Equity contracts	—	1,278	673	1,951
Commodity contracts	—	14,422	—	14,422
Gross derivative assets	$—	$107,143	$673	$107,816
Netting adjustments (2)	$—	$(45,146)	$—	$(45,146)
Net derivative assets	$—	$61,997	$673	$62,670

Derivative liabilities:
Interest rate contracts	$—	$75,133	$—	$75,133
Foreign exchange contracts	—	19,940	—	19,940
Credit contracts	—	164	—	164
Commodity contracts	—	23,068	—	23,068
Gross derivative liabilities	$—	$118,305	$—	$118,305
Netting adjustments (2)	$—	$(38,402)	$—	$(38,402)
Net derivative liabilities	$—	$79,903	$—	$79,903

(1)	Equity securities were comprised of mutual funds with readily determinable fair values.

(2)
Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 7 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. As of June 30, 2019 and December 31, 2018, the only assets measured on a recurring basis that were classified as Level 3 were equity warrants issued by private companies. The following table presents a reconciliation of the beginning and ending balances of these warrants for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Equity warrants
Beginning balance	$442	$931	$673	$679
Total gains (losses) included in earnings (1)	769	(76)	538	168
Issuances	28	26	28	34
Settlements	(847)	(233)	(847)	(233)
Ending balance	$392	$648	$392	$648

(1)
Includes unrealized (losses) gains of $(4) thousand and $(13) thousand for the three months ended June 30, 2019 and 2018, respectively, and $(235) thousand and $231 thousand for the six months ended June 30, 2019 and 2018, respectively. The realized/unrealized gains (losses) of equity warrants are included in Lending fees on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of assets measured on a recurring basis classified as Level 3 as of June 30, 2019. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average (1)
Derivative assets:
Equity warrants	$392	Black-Scholes option pricing model	Equity volatility	43% — 51%	49%
			Liquidity discount	47%	47%

(1)	Weighted-average is calculated based on fair value of equity warrants as of June 30, 2019.

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

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — As part of the Company’s monitoring process, the Company conducts ongoing due diligence on the Company’s investments in its qualified affordable housing partnerships, tax credit and other investments after the initial investment date and prior to the being placed in service date. After these investments are either acquired or placed into service, periodic monitoring is performed, which includes the quarterly review of the financial statements of the tax credit investment entity and the annual review of the financial statements of the guarantor (if any), as well as the review of the annual tax returns of the tax credit investment entity; and comparison of the actual cash distributions received against the financial projections prepared at the time when the investment was made. The Company assesses its tax credit investments for possible other-than-temporary impairment (“OTTI”) on an annual basis or when events or circumstances suggest that the carrying amount of the tax credit investments may not be realizable. These circumstances can include, but are not limited to the following factors:

•	The current fair value of the tax credit investment based upon the expected future cash flows is less than the carrying amount;

•	Change in the economic, market or technological environment that could adversely affect the investee’s operations; and

•
Other factors that raise doubt about the investee’s ability to continue as a going concern, such as negative cash flows from operations and the continuing prospects of the underlying operations of the investment.

All available evidence is considered in assessing whether a decline in value is other-than-temporary. Generally, none of the aforementioned factors are individually conclusive and the relative importance placed on individual facts may vary depending on the situation. In accordance with ASC 323-10-35-32, an impairment charge would only be recognized in earnings for a decline in value that is determined to be other-than-temporary.

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

The following tables present the carrying amounts of assets included on the Consolidated Balance Sheet that had fair value changes measured on a nonrecurring basis as of June 30, 2019 and December 31, 2018:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Non-PCI impaired loans:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$38,412	$38,412
Commercial real estate (“CRE”)	—	—	774	774
Total non-PCI impaired loans	$—	$—	$39,186	$39,186
OREO	$—	$—	$130	$130

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2018
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Non-PCI impaired loans:
Commercial:
C&I	$—	$—	$26,873	$26,873
CRE	—	—	3,434	3,434
Consumer:
Single-family residential	—	—	2,551	2,551
Total non-PCI impaired loans	$—	$—	$32,858	$32,858

The following table presents the increase (decrease) in value of assets for which a fair value adjustment has been included on the Consolidated Statement of Income for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Non-PCI impaired loans:
Commercial:
C&I	$(24,001)	$4,544	$(25,823)	$595
CRE	2	66	4	(23)
Consumer:
Single-family residential	—	—	—	15
Home equity lines of credit (“HELOCs”)	—	(73)	—	(73)
Total non-PCI impaired loans	$(23,999)	$4,537	$(25,819)	$514
OREO	$(3)	$—	$(3)	$—
Investments in tax credit and other investments, net	$(2,892)	$—	$(9,870)	$—

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of assets measured on a nonrecurring basis classified as Level 3 as of June 30, 2019 and December 31, 2018:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Input(s)	Weighted- Average (1)
June 30, 2019
Non-PCI impaired loans	$9,595	Discounted cash flows	Discount	4% — 14%	9%
	$26,798	Fair value of collateral	Discount	20% — 55%	37%
	$2,793	Fair value of collateral	Contract value	NM	NM
OREO	$130	Fair value of property	Selling cost	8%	8%
Investments in tax credit and other investments, net	$—	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
December 31, 2018
Non-PCI impaired loans	$16,921	Discounted cash flows	Discount	4% — 7%	6%
	$1,687	Fair value of property	Selling cost	8%	8%
	$2,751	Fair value of collateral	Discount	15% — 50%	21%
	$11,499	Fair value of collateral	Contract value	NM	NM

NM — Not meaningful.

(1)	Weighted-average is based on the relative fair value of the respective assets as of June 30, 2019 and December 31, 2018.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of June 30, 2019 and December 31, 2018, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights that are included in Other assets, and accrued interest payable that is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	June 30, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,621,614	$3,621,614	$—	$—	$3,621,614
Interest-bearing deposits with banks	$150,273	$—	$150,273	$—	$150,273
Resale agreements (1)	$1,010,000	$—	$1,009,457	$—	$1,009,457
Restricted equity securities, at cost	$78,093	$—	$78,093	$—	$78,093
Loans held-for-sale	$3,879	$—	$3,879	$—	$3,879
Loans held-for-investment, net	$33,399,752	$—	$—	$33,605,951	$33,605,951
Mortgage servicing rights	$6,749	$—	$—	$9,379	$9,379
Accrued interest receivable	$151,700	$—	$151,700	$—	$151,700
Financial liabilities:
Demand, checking, savings and money market deposits	$25,880,826	$—	$25,880,826	$—	$25,880,826
Time deposits	$10,596,716	$—	$10,626,897	$—	$10,626,897
Short-term borrowings	$19,972	$—	$19,972	$—	$19,972
FHLB advances	$745,074	$—	$754,240	$—	$754,240
Repurchase agreements (1)	$50,000	$—	$109,525	$—	$109,525
Long-term debt	$146,966	$—	$152,478	$—	$152,478
Accrued interest payable	$27,684	$—	$27,684	$—	$27,684

($ in thousands)	December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,001,377	$3,001,377	$—	$—	$3,001,377
Interest-bearing deposits with banks	$371,000	$—	$371,000	$—	$371,000
Resale agreements (1)	$1,035,000	$—	$1,016,724	$—	$1,016,724
Restricted equity securities, at cost	$74,069	$—	$74,069	$—	$74,069
Loans held-for-sale	$275	$—	$275	$—	$275
Loans held-for-investment, net	$32,073,867	$—	$—	$32,273,157	$32,273,157
Mortgage servicing rights	$7,836	$—	$—	$11,427	$11,427
Accrued interest receivable	$146,262	$—	$146,262	$—	$146,262
Financial liabilities:
Demand, checking, savings and money market deposits	$26,370,562	$—	$26,370,562	$—	$26,370,562
Time deposits	$9,069,066	$—	$9,084,597	$—	$9,084,597
Short-term borrowings	$57,638	$—	$57,638	$—	$57,638
FHLB advances	$326,172	$—	$334,793	$—	$334,793
Repurchase agreements (1)	$50,000	$—	$87,668	$—	$87,668
Long-term debt	$146,835	$—	$152,556	$—	$152,556
Accrued interest payable	$22,893	$—	$22,893	$—	$22,893

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of both June 30, 2019 and December 31, 2018, $400.0 million out of $450.0 million of gross repurchase agreements were eligible for netting against gross resale agreements.

Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Resale agreements are recorded as receivables for the cash paid based on the values at which the securities are acquired. The market values of the underlying securities collateralizing the related receivables of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparties or excess collateral may be returned by the Company to the counterparties when deemed appropriate. Gross resale agreements were $1.41 billion and $1.44 billion as of June 30, 2019 and December 31, 2018, respectively. The weighted-average yields were 2.70% and 2.63% for the three months ended June 30, 2019 and 2018, respectively, and 2.75% and 2.57% for the six months ended June 30, 2019 and 2018, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. As of June 30, 2019, the collateral for the repurchase agreements was comprised of U.S. Treasury securities and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities. The Company may have to provide additional collateral to the counterparties, or the counterparties may return excess collateral to the Company, for the repurchase agreements when deemed appropriate. Gross repurchase agreements were $450.0 million as of both June 30, 2019 and December 31, 2018. The weighted-average interest rates were 4.93% and 4.48% for the three months ended June 30, 2019 and 2018, respectively, and 4.97% and 4.21% for the six months ended June 30, 2019 and 2018, respectively.

The following table presents the gross repurchase agreements as of June 30, 2019 that will mature in the next five years and thereafter:

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$1,410,000	$(400,000)	$1,010,000	$(1,010,000)	(1)	$—

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$450,000	$(400,000)	$50,000	$(50,000)	(2)	$—

($ in thousands)	December 31, 2018
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$1,435,000	$(400,000)	$1,035,000	$(1,025,066)	(1)	$9,934

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$450,000	$(400,000)	$50,000	$(50,000)	(2)	$—

(1)
Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

(2)
Represents the fair value of securities the Company has pledged under repurchase agreements, limited for table presentation purposes to the amount of the recognized liability due to each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to derivatives. Refer to Note 7 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

Note 6 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of available-for-sale investment securities as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$329,209	$—	$(2,674)	$326,535
U.S. government agency and U.S. government sponsored enterprise debt securities	239,732	2,252	(17)	241,967
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	471,189	7,956	(4,313)	474,832
Residential mortgage-backed securities	836,757	8,222	(1,405)	843,574
Municipal securities	86,776	791	(38)	87,529
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	68,675	1,878	(4)	70,549
Residential mortgage-backed securities	24,534	19	(14)	24,539
Corporate debt securities	11,250	—	(94)	11,156
Foreign bonds	489,392	111	(5,087)	484,416
Asset-backed securities	27,991	—	(175)	27,816
Total available-for-sale investment securities	$2,585,505	$21,229	$(13,821)	$2,592,913

($ in thousands)	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$577,561	$153	$(12,899)	$564,815
U.S. government agency and U.S. government sponsored enterprise debt securities	219,485	382	(2,694)	217,173
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	420,486	811	(12,694)	408,603
Residential mortgage-backed securities	957,219	4,026	(14,552)	946,693
Municipal securities	82,965	87	(1,032)	82,020
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	25,826	226	—	26,052
Residential mortgage-backed securities	10,109	7	(185)	9,931
Corporate debt securities	11,250	—	(381)	10,869
Foreign bonds	489,378	—	(26,330)	463,048
Asset-backed securities	12,621	22	—	12,643
Total available-for-sale investment securities	$2,806,900	$5,714	$(70,767)	$2,741,847

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s available-for-sale investment securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position, as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$—	$—	$326,535	$(2,674)	$326,535	$(2,674)
U.S. government agency and U.S. government sponsored enterprise debt securities	22,442	(17)	—	—	22,442	(17)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	10,210	(81)	208,330	(4,232)	218,540	(4,313)
Residential mortgage-backed securities	11,679	(123)	145,595	(1,282)	157,274	(1,405)
Municipal securities	4,890	(10)	9,950	(28)	14,840	(38)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	7,916	(4)	—	—	7,916	(4)
Residential mortgage-backed securities	—	—	3,917	(14)	3,917	(14)
Corporate debt securities	1,244	(6)	9,912	(88)	11,156	(94)
Foreign bonds	14,349	(94)	369,956	(4,993)	384,305	(5,087)
Asset-backed securities	27,816	(175)	—	—	27,816	(175)
Total available-for-sale investment securities	$100,546	$(510)	$1,074,195	$(13,311)	$1,174,741	$(13,821)

($ in thousands)	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$—	$—	$516,520	$(12,899)	$516,520	$(12,899)
U.S. government agency and U.S. government sponsored enterprise debt securities	22,755	(238)	159,814	(2,456)	182,569	(2,694)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	26,886	(245)	274,666	(12,449)	301,552	(12,694)
Residential mortgage-backed securities	75,675	(491)	653,660	(14,061)	729,335	(14,552)
Municipal securities	9,458	(104)	30,295	(928)	39,753	(1,032)
Non-agency mortgage-backed securities:
Residential mortgage-backed securities	3,067	(19)	3,949	(166)	7,016	(185)
Corporate debt securities	10,869	(381)	—	—	10,869	(381)
Foreign bonds	14,418	(40)	448,630	(26,290)	463,048	(26,330)
Total available-for-sale investment securities	$163,128	$(1,518)	$2,087,534	$(69,249)	$2,250,662	$(70,767)

Other-Than-Temporary Impairment

For each reporting period, the Company assesses individual securities that are in an unrealized loss position for OTTI. For a discussion of the factors and criteria the Company uses in analyzing securities for OTTI, see Note 1 — Summary of Significant Accounting Policies — Securities to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

The unrealized losses were primarily attributable to the movement in the yield curve, in addition to widened liquidity and credit spreads. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects to recover the entire amortized cost basis of these securities. The Company has the intent to hold these securities through the anticipated recovery period and it is not more-likely-than-not that the Company will have to sell these securities before recovery of their amortized cost. As of June 30, 2019, the Company had 76 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of 40 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 11 foreign bonds, and 12 U.S. Treasury securities. In comparison, as of December 31, 2018, the Company had 184 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of 108 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 16 foreign bonds, and 19 U.S. Treasury securities. There were no OTTI credit losses recognized in earnings for each of the three and six months ended June 30, 2019 and 2018.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and tax expense related to the sales of available-for-sale investment securities for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from sales	$223,763	$42,085	$375,102	$256,875
Gross realized gains	$1,447	$210	$3,008	$2,339
Related tax expense	$428	$62	$889	$690

Contractual Maturities of Investment Securities

The following table presents the contractual maturities of available-for-sale investment securities as of June 30, 2019:

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$586,072	$581,305
Due after one year through five years	432,912	430,486
Due after five years through ten years	193,117	196,457
Due after ten years	1,373,404	1,384,665
Total available-for-sale investment securities	$2,585,505	$2,592,913

Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

As of June 30, 2019 and December 31, 2018, available-for-sale investment securities with fair value of $493.7 million and $435.8 million, respectively, were pledged to secure public deposits, interest rate contracts, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

Restricted equity securities include the Federal Reserve Bank of San Francisco (“FRB”) and the FHLB stock. Restricted equity securities are carried at cost as these securities do not have a readily determinable fair value. The following table presents the restricted equity securities as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019	December 31, 2018
FRB stock	$57,843	$56,819
FHLB stock	20,250	17,250
Total restricted equity securities	$78,093	$74,069

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of June 30, 2019 and December 31, 2018. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of June 30, 2019 and December 31, 2018. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	June 30, 2019				December 31, 2018
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$31,026		$—	$3,019	$35,811		$—	$5,866
Net investment hedges:
Foreign exchange contracts	160,007		52	—	90,245		—	611
Total derivatives designated as hedging instruments	$191,033		$52	$3,019	$126,056		$—	$6,477

Derivatives not designated as hedging instruments:
Interest rate contracts	$13,469,821		$190,388	$121,352	$11,695,499		$69,818	$69,267
Foreign exchange contracts	3,425,107		27,797	22,528	3,407,522		21,624	19,329
Credit contracts	91,856		3	118	119,320		1	164
Equity contracts	—	(1)	1,985	—	—	(1)	1,951	—
Commodity contracts	—	(2)	22,651	25,906	—	(2)	14,422	23,068
Total derivatives not designated as hedging instruments	$16,986,784		$242,824	$169,904	$15,222,341		$107,816	$111,828
Gross derivative assets/liabilities			$242,876	$172,923			$107,816	$118,305
Less: Master netting agreements			(40,372)	(40,372)			(31,569)	(31,569)
Less: Cash collateral received/paid			(3,831)	(34,122)			(13,577)	(6,833)
Net derivative assets/liabilities			$198,673	$98,429			$62,670	$79,903

(1)
The Company held equity contracts in three public companies and 17 private companies as of June 30, 2019. In comparison, the Company held equity contracts in four public companies and 18 private companies as of December 31, 2018.

(2)
The notional amount of the Company’s commodity contracts entered with its customers totaled 5,646 thousand barrels of oil and 30,775 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of June 30, 2019. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 2,507 thousand barrels of oil and 14,722 thousand MMBTUs of natural gas as of December 31, 2018. The Company entered into the same notional amounts of commodity contracts with mirrored terms with third-party financial institutions.

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

The following table presents the net gains (losses) recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$1,634	$(396)	$2,854	$(1,848)
Recognized on certificates of deposit	$(1,434)	$440	$(2,695)	$1,719

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that was included in the carrying amount of the hedged certificates of deposit as of June 30, 2019 and December 31, 2018:

($ in thousands)	Carrying Value (1)		Cumulative Fair Value Adjustment (2)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Certificates of deposit	$(29,238)	$(26,877)	$1,446	$4,141

(1)	Represents the full carrying amount of the hedged certificates of deposit.

(2)	For liabilities, decrease to carrying value.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions, and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency contracts to hedge a portion of its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi. The Company may de-designate the net investment hedges when the Company expects the hedge will cease to be highly effective. During the second quarter of 2019, the Company increased the notional amount of the new foreign currency forward contracts that were designated as net investment hedges to better mitigate its Chinese Renminbi exposure in its investment in East West Bank (China) Limited. The notional and fair value amounts of the net investment hedges, made up of foreign exchange forwards, were $160.0 million and a $52 thousand asset, respectively, as of June 30, 2019. In comparison, the notional and fair value amounts of the net investment hedges, made up of foreign exchange swaps, were $90.2 million and a $611 thousand liability, respectively, as of December 31, 2018.

The following table presents the (losses) gains recognized in AOCI on net investment hedges for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Losses) gains recognized in AOCI	$(598)	$4,938	$(2,603)	$3,785

Derivatives Not Designated as Hedging Instruments

Interest Rate Contracts — The Company enters into interest rate contracts, which include interest rate swaps and options with its customers to allow customers to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions, including central clearing organizations. Beginning in January 2018, the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlements of derivatives, and not as collateral against derivatives. Included in the total notional amount of $6.74 billion of interest rates contracts entered into with financial counterparties as of June 30, 2019, was a notional amount of $2.08 billion of interest rate swaps that cleared through LCH. In comparison, included in the total notional amount of $5.85 billion of interest rates contracts entered into with financial counterparties as of December 31, 2018, was a notional amount of $1.66 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair value of $1.5 million and liability fair value of $73.5 million, as of June 30, 2019. In comparison, applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair value of $16.4 million and liability fair value of $16.0 million as of December 31, 2018.

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$975,369	$—	$62	Purchased options	$975,369	$64	$—
Sold collars and corridors	549,305	3,277	15	Collars and corridors	549,305	15	3,326
Swaps	5,207,158	183,626	4,795	Swaps	5,213,315	3,406	113,154
Total	$6,731,832	$186,903	$4,872	Total	$6,737,989	$3,485	$116,480

($ in thousands)	December 31, 2018
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$931,601	$—	$492	Purchased options	$931,601	$503	$—
Sold collars and corridors	429,879	1,121	305	Collars and corridors	429,879	308	1,140
Swaps	4,482,881	41,457	41,545	Swaps	4,489,658	26,429	25,785
Total	$5,844,361	$42,578	$42,342	Total	$5,851,138	$27,240	$26,925

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. For a portion of the foreign exchange contracts entered into with its customers, the Company enters into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts, which are not designated as hedging instruments to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily for foreign currency-denominated deposits offered to customers. A majority of the foreign exchange contracts have original maturities of one year or less as of June 30, 2019 and December 31, 2018.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$2,036,792	$18,941	$16,358	Forwards and spot	$246,962	$2,671	$454
Swaps	17,348	374	101	Swaps	768,763	4,676	4,480
Written options	88,758	422	—	Purchased options	88,758	—	422
Collars	88,863	288	425	Collars	88,863	425	288
Total	$2,231,761	$20,025	$16,884	Total	$1,193,346	$7,772	$5,644

($ in thousands)	December 31, 2018
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$2,023,425	$11,719	$13,079	Forwards and spot	$506,342	$3,407	$2,285
Swaps	21,108	348	243	Swaps	687,845	5,764	3,336
Written options	537	16	—	Purchased options	537	—	16
Collars	83,864	—	370	Collars	83,864	370	—
Total	$2,128,934	$12,083	$13,692	Total	$1,278,588	$9,541	$5,637

Credit Contracts — The Company may periodically enter into RPA contracts to manage its credit exposure on interest rate contracts associated with syndicated loans. The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. Under the RPA, the Company will receive or make a payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the Company’s normal credit review process. The referenced entities of the RPAs were investment grade as of both June 30, 2019 and December 31, 2018. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019			December 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$81,142	$—	$118	$108,606	$—	$164
RPAs - protection purchased	10,714	3	—	10,714	1	—
Total RPAs	$91,856	$3	$118	$119,320	$1	$164

Assuming all underlying borrowers referenced in the interest rate contracts defaulted as of June 30, 2019 and December 31, 2018, the exposure from the RPAs with protections sold would be $26 thousand and $125 thousand, respectively. As of June 30, 2019 and December 31, 2018, the weighted-average remaining maturities of the outstanding RPAs were 4.6 years and 6.6 years, respectively.

Equity Contracts — As part of the Company’s loan origination process, the Company obtained equity warrants to purchase preferred and common stock of technology and life sciences companies. Equity warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in three public companies and 17 private companies as of June 30, 2019, and held warrants in four public companies and 18 private companies as of December 31, 2018. The total fair value of the warrants held in both public and private companies was a $2.0 million asset as of each June 30, 2019 and December 31, 2018.

Commodity Contracts — In 2018, the Company entered into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company entered into offsetting commodity contracts with third-party financial institutions to manage the exposure with its customers. Beginning in January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments made to and received from CME as settlements of derivatives and not as collateral against derivatives. The notional quantities that cleared through CME totaled 1,697 thousand barrels of oil and 5,150 thousand MMBTUs of natural gas as of June 30, 2019. Applying variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction in gross derivative asset fair value of $6.2 million and liability fair value of $13 thousand as of June 30, 2019, for a net liability fair value of $1.7 million. In comparison, the notional quantities that cleared through CME totaled 778 thousand barrels of oil and 6,290 thousand MMBTUs of natural gas as of December 31, 2018. Applying variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction in gross derivative asset fair value of $10.4 million and liability fair value of $582 thousand as of December 31, 2018, for a net asset fair value of $622 thousand.

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of June 30, 2019 and December 31, 2018:

($ and units in thousands)	June 30, 2019
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional		Fair Value			Notional		Fair Value
	Unit	Amount	Assets	Liabilities		Unit	Amount	Assets	Liabilities
Crude oil:					Crude oil:
Written options	Barrels	134	$231	$286	Purchased options	Barrels	134	$189	$222
Collars	Barrels	2,082	752	1,506	Collars	Barrels	2,697	1,752	1,069
Swaps	Barrels	3,430	1,985	10,167	Swaps	Barrels	3,551	7,622	2,180
Total		5,646	$2,968	$11,959	Total		6,382	$9,563	$3,471

Natural gas:					Natural gas:
Collars	MMBTUs	6,385	$9	$431	Collars	MMBTUs	6,315	$372	$9
Swaps	MMBTUs	24,390	3,027	6,412	Swaps	MMBTUs	26,807	6,712	3,624
Total		30,775	$3,036	$6,843	Total		33,122	$7,084	$3,633
Total			$6,004	$18,802	Total			$16,647	$7,104

($ and units in thousands)	December 31, 2018
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional		Fair Value			Notional		Fair Value
	Unit	Amount	Assets	Liabilities		Unit	Amount	Assets	Liabilities
Crude oil:					Crude oil:
Written options	Barrels	524	$—	$2,628	Purchased options	Barrels	524	$2,251	$—
Collars	Barrels	872	—	3,772	Collars	Barrels	872	3,225	—
Swaps	Barrels	1,111	—	14,278	Swaps	Barrels	1,111	5,799	—
Total		2,507	$—	$20,678	Total		2,507	$11,275	$—

Natural gas:					Natural gas:
Collars	MMBTUs	3,063	$78	$152	Collars	MMBTUs	3,063	$151	$64
Swaps	MMBTUs	11,659	1,049	1,857	Swaps	MMBTUs	11,659	1,869	317
Total		14,722	$1,127	$2,009	Total		14,722	$2,020	$381
Total			$1,127	$22,687	Total			$13,295	$381

The following table presents the net (losses) gains recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Classification on Consolidated Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$(1,359)	$88	$(3,138)	$1,194
Foreign exchange contracts	Foreign exchange income	3,495	2,646	9,821	6,503
Credit contracts	Interest rate contracts and other derivative income	(36)	(56)	47	(69)
Equity contracts	Lending fees	917	598	1,167	439
Commodity contracts	Interest rate contracts and other derivative income	(22)	40	(18)	40
Net gains		$2,995	$3,316	$7,879	$8,107

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of June 30, 2019, the net fair value of all derivative instruments with such credit-risk-related contingent features was a $52.9 million net liability position, comprising $1.0 million in derivative assets and $53.9 million in derivative liabilities; the associated posted collateral was $52.7 million. As of December 31, 2018, the net fair value of all derivative instruments with such credit-risk-related contingent features was a $11.4 million net liability position, comprising $2.8 million in derivative assets and $14.2 million in derivative liabilities; the associated posted collateral was $9.4 million. In the event that the credit rating of East West Bank had been downgraded to below investment grade, minimal additional collateral would have been required to be posted as of both June 30, 2019 and December 31, 2018.

Offsetting of Derivatives

The following tables present the gross derivative fair values, the balance sheet netting adjustments and the resulting net fair values recorded on the Consolidated Balance Sheet, as well as the cash and non-cash collateral associated with master netting arrangements. The gross amounts of derivative assets and liabilities are presented after the application of variation margin payments as settlements with centrally cleared organizations, where applicable. The collateral amounts in the following tables are limited to the outstanding balances of the related asset or liability, after the application of netting; therefore, instances of overcollateralization are not shown:

($ in thousands)	June 30, 2019
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative Assets	$242,876	$(40,372)	$(3,831)	$198,673	$—	$198,673

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative Liabilities	$172,923	$(40,372)	$(34,122)	$98,429	$(76,434)	$21,995

($ in thousands)	December 31, 2018
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative Assets	$107,816	$(31,569)	$(13,577)	$62,670	$(13,975)	$48,695

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative Liabilities	$118,305	$(31,569)	$(6,833)	$79,903	$(11,231)	$68,672

(1)
Gross amounts recognized for derivative assets include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $240.8 million and $105.9 million, respectively, as of June 30, 2019 and December 31, 2018, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $2.1 million and $2.0 million, respectively, as of June 30, 2019 and December 31, 2018.

(2)
Gross amounts recognized for derivative liabilities include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $172.9 million and $118.2 million, respectively, as of June 30, 2019 and December 31, 2018, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $17 thousand and $102 thousand, respectively, as of June 30, 2019 and December 31, 2018.

(3)
Gross cash collateral received under master netting arrangements or similar agreements were $4.6 million and $15.8 million, respectively, as of June 30, 2019 and December 31, 2018. Of the gross cash collateral received, $3.8 million and $13.6 million were used to offset against derivative assets, respectively, as of June 30, 2019 and December 31, 2018.

(4)
Gross cash collateral pledged under master netting arrangements or similar agreements were $36.4 million and $8.4 million, respectively, as of June 30, 2019 and December 31, 2018. Of the gross cash collateral pledged, $34.1 million and $6.8 million were used to offset against derivative liabilities, respectively, as of June 30, 2019 and December 31, 2018.

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

The following table presents the composition of the Company’s non-PCI and PCI loans as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019			December 31, 2018
	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)
Commercial:
C&I	$12,401,090	$1,877	$12,402,967	$12,054,818	$2,152	$12,056,970
CRE	9,722,582	145,851	9,868,433	9,284,583	165,252	9,449,835
Multifamily residential	2,347,751	24,594	2,372,345	2,246,506	34,526	2,281,032
Construction and land	674,757	41	674,798	538,752	42	538,794
Total commercial	25,146,180	172,363	25,318,543	24,124,659	201,972	24,326,631
Consumer:
Single-family residential	6,403,628	91,254	6,494,882	5,939,258	97,196	6,036,454
HELOCs	1,567,900	7,250	1,575,150	1,681,979	8,855	1,690,834
Other consumer	341,802	—	341,802	331,270	—	331,270
Total consumer	8,313,330	98,504	8,411,834	7,952,507	106,051	8,058,558
Total loans held-for-investment	$33,459,510	$270,867	$33,730,377	$32,077,166	$308,023	$32,385,189
Allowance for loan losses	(330,620)	(5)	(330,625)	(311,300)	(22)	(311,322)
Loans held-for-investment, net	$33,128,890	$270,862	$33,399,752	$31,765,866	$308,001	$32,073,867

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(43.8) million and $(48.9) million as of June 30, 2019 and December 31, 2018, respectively.

(2)	Includes ASC 310-30 discount of $18.9 million and $22.2 million as of June 30, 2019 and December 31, 2018, respectively.

The commercial portfolio includes C&I, CRE, multifamily residential, and construction and land loans. The consumer portfolio includes single-family residential, HELOC and other consumer loans.

The C&I loan portfolio, which is comprised of commercial business and trade finance loans, provides financing to businesses in a wide spectrum of industries. The CRE loan portfolio consists of income producing real estate loans that are either owner occupied, or non-owner occupied where 50% or more of the debt service for the loan is primarily provided by unaffiliated rental income from a third party. The multifamily residential loan portfolio is largely comprised of loans secured by smaller multifamily properties ranging from five to 15 units in the Bank’s primary lending areas. Construction loans mainly provide construction financing for hotels, offices and industrial projects.

In the consumer portfolio, the Company offers single-family residential loans and HELOCs through a variety of mortgage loan programs. A substantial number of these loans are originated through a reduced documentation loan program, in which a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. The Company is in a first lien position for many of these reduced documentation single-family residential loans and HELOCs. These loans have historically experienced low delinquency and default rates. Other consumer loans are mainly comprised of insurance premium financing loans.

As of June 30, 2019 and December 31, 2018, loans of $21.06 billion and $20.59 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity from the FRB and FHLB.

Credit Quality Indicators

All loans are subject to the Company’s internal and external credit review and monitoring. For the commercial portfolio, loans are risk rated based on an analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current payment performance or delinquency, current financial and liquidity status, and all other relevant information. For the majority of the consumer portfolio, payment performance or delinquency is the driving indicator for the risk ratings. Risk ratings are the overall credit quality indicator for the Company and the credit quality indicator is utilized for estimating the appropriate allowance for loan losses. The risk rating system classifies loans within the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources.

Pass and Watch loans are loans that have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special Mention loans are loans that have potential weaknesses that warrant closer attention by management. Special Mention is a transitory grade. If the potential weaknesses are resolved, a loan is upgraded to a Pass or Watch grade. If negative trends in the borrower’s financial status or other information indicate that the sources of repayment may become inadequate, a loan is downgraded to a Substandard grade. Substandard loans have well-defined weaknesses that may jeopardize the full and timely repayment of the loan. Substandard loans have the distinct possibility of loss, if the deficiencies are not corrected. When management has assessed that there is potential for loss, but a distinct possibility of loss is not yet recognizable, the loan remains classified as Substandard grade. Doubtful loans are loans that have insufficient sources of repayment and a high probability of loss. Loss loans are loans that are uncollectible and of such little value that they are no longer considered bankable assets. These internal risk ratings are reviewed routinely and adjusted based on changes in the borrowers’ financial status and the loans’ collectability.

The following tables present the credit risk ratings for non-PCI loans by portfolio segment as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
Commercial:
C&I	$11,789,639	$368,328	$231,235	$11,888	$12,401,090
CRE	9,531,912	100,410	90,260	—	9,722,582
Multifamily residential	2,318,019	20,380	9,352	—	2,347,751
Construction and land	620,665	20,463	33,629	—	674,757
Total commercial	24,260,235	509,581	364,476	11,888	25,146,180
Consumer:
Single-family residential	6,385,059	1,471	17,098	—	6,403,628
HELOCs	1,550,377	3,707	13,816	—	1,567,900
Other consumer	325,289	14,009	2,504	—	341,802
Total consumer	8,260,725	19,187	33,418	—	8,313,330
Total	$32,520,960	$528,768	$397,894	$11,888	$33,459,510

($ in thousands)	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
Commercial:
C&I	$11,644,470	$260,089	$139,844	$10,415	$12,054,818
CRE	9,144,646	49,705	90,232	—	9,284,583
Multifamily residential	2,215,573	20,551	10,382	—	2,246,506
Construction and land	485,217	19,838	33,697	—	538,752
Total commercial	23,489,906	350,183	274,155	10,415	24,124,659
Consumer:
Single-family residential	5,925,584	6,376	7,298	—	5,939,258
HELOCs	1,669,300	1,576	11,103	—	1,681,979
Other consumer	328,767	1	2,502	—	331,270
Total consumer	7,923,651	7,953	20,903	—	7,952,507
Total	$31,413,557	$358,136	$295,058	$10,415	$32,077,166

The following tables present the credit risk ratings for PCI loans by portfolio segment as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial:
C&I	$1,877	$—	$—	$—	$1,877
CRE	127,083	6	18,762	—	145,851
Multifamily residential	23,856	—	738	—	24,594
Construction and land	41	—	—	—	41
Total commercial	152,857	6	19,500	—	172,363
Consumer:
Single-family residential	89,623	764	867	—	91,254
HELOCs	6,868	—	382	—	7,250
Total consumer	96,491	764	1,249	—	98,504
Total (1)	$249,348	$770	$20,749	$—	$270,867

($ in thousands)	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial:
C&I	$1,996	$—	$156	$—	$2,152
CRE	146,057	—	19,195	—	165,252
Multifamily residential	33,003	—	1,523	—	34,526
Construction and land	42	—	—	—	42
Total commercial	181,098	—	20,874	—	201,972
Consumer:
Single-family residential	95,789	1,021	386	—	97,196
HELOCs	8,314	256	285	—	8,855
Total consumer	104,103	1,277	671	—	106,051
Total (1)	$285,201	$1,277	$21,545	$—	$308,023

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized or guaranteed by government agencies, and in the process of collection. Non-PCI loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
Commercial:
C&I	$11,878	$6,176	$18,054	$36,208	$36,942	$73,150	$12,309,886	$12,401,090
CRE	11,099	70	11,169	3,038	17,876	20,914	9,690,499	9,722,582
Multifamily residential	386	—	386	1,013	14	1,027	2,346,338	2,347,751
Construction and land	—	—	—	—	—	—	674,757	674,757
Total commercial	23,363	6,246	29,609	40,259	54,832	95,091	25,021,480	25,146,180
Consumer:
Single-family residential	18,052	2,397	20,449	712	12,363	13,075	6,370,104	6,403,628
HELOCs	6,116	4,968	11,084	57	7,287	7,344	1,549,472	1,567,900
Other consumer	4	14	18	—	2,504	2,504	339,280	341,802
Total consumer	24,172	7,379	31,551	769	22,154	22,923	8,258,856	8,313,330
Total	$47,535	$13,625	$61,160	$41,028	$76,986	$118,014	$33,280,336	$33,459,510

($ in thousands)	December 31, 2018
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
Commercial:
C&I	$21,032	$19,170	$40,202	$17,097	$26,743	$43,840	$11,970,776	$12,054,818
CRE	7,740	—	7,740	3,704	20,514	24,218	9,252,625	9,284,583
Multifamily residential	4,174	—	4,174	1,067	193	1,260	2,241,072	2,246,506
Construction and land	207	—	207	—	—	—	538,545	538,752
Total commercial	33,153	19,170	52,323	21,868	47,450	69,318	24,003,018	24,124,659
Consumer:
Single-family residential	14,645	7,850	22,495	509	4,750	5,259	5,911,504	5,939,258
HELOCs	2,573	1,816	4,389	1,423	7,191	8,614	1,668,976	1,681,979
Other consumer	11	12	23	—	2,502	2,502	328,745	331,270
Total consumer	17,229	9,678	26,907	1,932	14,443	16,375	7,909,225	7,952,507
Total	$50,382	$28,848	$79,230	$23,800	$61,893	$85,693	$31,912,243	$32,077,166

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. Refer to the discussion on PCI loans within this Note for additional details on interest income recognition. As of June 30, 2019 and December 31, 2018, PCI loans on nonaccrual status totaled $3.5 million and $4.0 million, respectively.

Loans in Process of Foreclosure

The Company commences the foreclosure process on consumer mortgage loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau guidelines. As of June 30, 2019 and December 31, 2018, consumer mortgage loans of $5.8 million and $3.0 million, respectively, were secured by residential real estate properties, for which formal foreclosure proceedings were in process in accordance with local requirements of the applicable jurisdictions. As of both June 30, 2019 and December 31, 2018, no foreclosed residential real estate property was included in total net OREO of $130 thousand and $133 thousand, respectively.

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

The following tables present the additions to non-PCI TDRs for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended June 30,
	2019				2018
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	6	$48,099	$48,054	$5,869	—	$—	$—	$—
CRE	—	$—	$—	$—	1	$750	$837	$—
Consumer:
Single-family residential	1	$220	$219	$—	2	$405	$404	$(26)
HELOCs	—	$—	$—	$—	2	$1,546	$1,536	$—

($ in thousands)	Loans Modified as TDRs During the Six Months Ended June 30,
	2019				2018
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	9	$77,250	$77,486	$5,929	—	$—	$—	$—
CRE	—	$—	$—	$—	1	$750	$837	$—
Consumer:
Single-family residential	1	$220	$219	$—	2	$405	$404	$(26)
HELOCs	—	$—	$—	$—	2	$1,546	$1,536	$—

(1)	Includes subsequent payments after modification and reflects the balance as of June 30, 2019 and 2018.

(2)	The financial impact includes increases in charge-offs and specific reserves recorded at the modification date.

The following tables present the non-PCI TDR post-modification outstanding balances for the three and six months ended June 30, 2019 and 2018 by modification type:

($ in thousands)	Modification Type During the Three Months Ended June 30,
	2019				2018
	Principal (1)	Interest Rate Reduction	Other (2)	Total	Principal (1)	Interest Rate Reduction	Other	Total
Commercial:
C&I	$9,909	$—	$38,145	$48,054	$—	$—	$—	$—
CRE	—	—	—	—	—	837	—	837
Total commercial	9,909	—	38,145	48,054	—	837	—	837
Consumer:
Single-family residential	—	—	219	219	65	—	339	404
HELOCs	—	—	—	—	1,464	—	72	1,536
Total consumer	—	—	219	219	1,529	—	411	1,940
Total	$9,909	$—	$38,364	$48,273	$1,529	$837	$411	$2,777

($ in thousands)	Modification Type During the Six Months Ended June 30,
	2019				2018
	Principal (1)	Interest Rate Reduction	Other (2)	Total	Principal (1)	Interest Rate Reduction	Other	Total
Commercial:
C&I	$39,341	$—	$38,145	$77,486	$—	$—	$—	$—
CRE	—	—	—	—	—	837	—	837
Total commercial	39,341	—	38,145	77,486	—	837	—	837
Consumer:
Single-family residential	—	—	219	219	65	—	339	404
HELOCs	—	—	—	—	1,464	—	72	1,536
Total consumer	—	—	219	219	1,529	—	411	1,940
Total	$39,341	$—	$38,364	$77,705	$1,529	$837	$411	$2,777

(1)	Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Includes funding to secure additional collateral and provides liquidity to collateral-dependent C&I loans.

Subsequent to restructuring, if a TDR that becomes delinquent, generally beyond 90 days past due, it is considered to be in default. Because TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following tables present information on loans modified as TDRs within the previous 12 months, which have subsequently defaulted during the three and six months ended June 30, 2019 and 2018, and were still in default at the respective period end:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended June 30,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	1	$1,484	—	$—

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Six Months Ended June 30,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	1	$1,484	—	$—

The amount of additional funds committed to lend to borrowers whose terms have been modified was $3.9 million and $3.9 million as of June 30, 2019 and December 31, 2018, respectively.

Impaired Loans

The following tables present information on non-PCI impaired loans as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial:
C&I	$163,004	$105,843	$37,277	$143,120	$14,137
CRE	33,071	25,351	1,594	26,945	134
Multifamily residential	5,761	2,402	2,851	5,253	64
Total commercial	201,836	133,596	41,722	175,318	14,335
Consumer:
Single-family residential	22,234	3,940	16,950	20,890	48
HELOCs	9,972	4,775	5,158	9,933	5
Other consumer	2,504	—	2,504	2,504	2,500
Total consumer	34,710	8,715	24,612	33,327	2,553
Total non-PCI impaired loans	$236,546	$142,311	$66,334	$208,645	$16,888

($ in thousands)	December 31, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial:
C&I	$82,963	$48,479	$8,609	$57,088	$1,219
CRE	36,426	28,285	2,067	30,352	208
Multifamily residential	6,031	2,949	2,611	5,560	75
Total commercial	125,420	79,713	13,287	93,000	1,502
Consumer:
Single-family residential	14,670	2,552	10,908	13,460	34
HELOCs	10,035	5,547	4,409	9,956	5
Other consumer	2,502	—	2,502	2,502	2,491
Total consumer	27,207	8,099	17,819	25,918	2,530
Total non-PCI impaired loans	$152,627	$87,812	$31,106	$118,918	$4,032

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
Commercial:
C&I	$182,689	$1,081	$103,767	$95	$189,553	$1,816	$112,193	$357
CRE	29,241	135	34,547	116	31,456	249	35,602	259
Multifamily residential	5,852	61	9,358	52	5,883	121	11,141	134
Construction and land	—	—	3,973	—	—	—	3,973	—
Total commercial	217,782	1,277	151,645	263	226,892	2,186	162,909	750
Consumer:
Single-family residential	23,247	129	18,852	115	24,865	258	19,331	228
HELOCs	13,564	38	9,496	18	15,321	56	10,897	33
Other consumer	2,515	—	2,491	—	2,526	—	2,491	—
Total consumer	39,326	167	30,839	133	42,712	314	32,719	261
Total non-PCI impaired loans	$257,108	$1,444	$182,484	$396	$269,604	$2,500	$195,628	$1,011

(1)	Includes interest income recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal, not as interest income.

Allowance for Credit Losses

The following table presents a summary of activities in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Non-PCI Loans
Allowance for non-PCI loans, beginning of period	$317,880	$297,607	$311,300	$287,070
Provision for loan losses on non-PCI loans	20,740	15,139	41,388	35,072
Gross charge-offs:
Commercial:
C&I	(11,745)	(13,534)	(28,989)	(31,979)
Consumer:
Single-family residential	—	—	—	(1)
Other consumer	(14)	(162)	(28)	(179)
Total gross charge-offs	(11,759)	(13,696)	(29,017)	(32,159)
Gross recoveries:
Commercial:
C&I	1,713	1,151	3,964	8,430
CRE	1,837	2	2,059	429
Multifamily residential	53	1,061	334	1,394
Construction and land	439	258	502	693
Consumer:
Single-family residential	72	629	74	813
HELOCs	—	—	2	—
Other consumer	7	—	7	1
Total gross recoveries	4,121	3,101	6,942	11,760
Net charge-offs	(7,638)	(10,595)	(22,075)	(20,399)
Foreign currency translation adjustments	(362)	(640)	7	(232)
Allowance for non-PCI loans, end of period	330,620	301,511	330,620	301,511
PCI Loans
Allowance for PCI loans, beginning of period	14	47	22	58
Reversal of loan losses on PCI loans	(9)	(8)	(17)	(19)
Allowance for PCI loans, end of period	5	39	5	39
Allowance for loan losses	$330,625	$301,550	$330,625	$301,550

For further information on accounting policies and the methodologies used to estimate the allowance for credit losses and loan charge-offs, see Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

The following table presents a summary of activities in the allowance for unfunded credit reserves for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Allowance for unfunded credit reserves, beginning of period	$14,505	$13,614	$12,566	$13,318
(Reversal of) provision for unfunded credit reserves	(1,486)	405	453	701
Allowance for unfunded credit reserves, end of period	$13,019	$14,019	$13,019	$14,019

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

The following tables present the Company’s allowance for loan losses and recorded investments by portfolio segment and impairment methodology as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
	Commercial				Consumer			Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs	Other Consumer
Allowance for loan losses
Individually evaluated for impairment	$14,137	$134	$64	$—	$48	$5	$2,500	$16,888
Collectively evaluated for impairment	191,366	40,378	18,510	22,961	32,715	6,172	1,630	313,732
Acquired with deteriorated credit quality	—	5	—	—	—	—	—	5
Total	$205,503	$40,517	$18,574	$22,961	$32,763	$6,177	$4,130	$330,625

Recorded investment in loans
Individually evaluated for impairment	$143,120	$26,945	$5,253	$—	$20,890	$9,933	$2,504	$208,645
Collectively evaluated for impairment	12,257,970	9,695,637	2,342,498	674,757	6,382,738	1,557,967	339,298	33,250,865
Acquired with deteriorated credit quality (1)	1,877	145,851	24,594	41	91,254	7,250	—	270,867
Total (1)	$12,402,967	$9,868,433	$2,372,345	$674,798	$6,494,882	$1,575,150	$341,802	$33,730,377

($ in thousands)	December 31, 2018
	Commercial				Consumer			Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs	Other Consumer
Allowance for loan losses
Individually evaluated for impairment	$1,219	$208	$75	$—	$34	$5	$2,491	$4,032
Collectively evaluated for impairment	190,121	38,823	19,208	20,282	31,306	5,769	1,759	307,268
Acquired with deteriorated credit quality	—	22	—	—	—	—	—	22
Total	$191,340	$39,053	$19,283	$20,282	$31,340	$5,774	$4,250	$311,322

Recorded investment in loans
Individually evaluated for impairment	$57,088	$30,352	$5,560	$—	$13,460	$9,956	$2,502	$118,918
Collectively evaluated for impairment	11,997,730	9,254,231	2,240,946	538,752	5,925,798	1,672,023	328,768	31,958,248
Acquired with deteriorated credit quality (1)	2,152	165,252	34,526	42	97,196	8,855	—	308,023
Total (1)	$12,056,970	$9,449,835	$2,281,032	$538,794	$6,036,454	$1,690,834	$331,270	$32,385,189

(1)	Loans net of ASC 310-30 discount.

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

The following table presents the changes in accretable yield for PCI loans for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accretable yield for PCI loans, beginning of period	$68,861	$95,864	$74,870	$101,977
Accretion	(5,806)	(11,084)	(12,007)	(20,218)
Changes in expected cash flows	998	272	1,190	3,293
Accretable yield for PCI loans, end of period	$64,053	$85,052	$64,053	$85,052

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held for investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of June 30, 2019, loans held-for-sale of $3.9 million were comprised of C&I loans. In comparison, as of December 31, 2018, loans held-for-sale of $275 thousand consisted of single-family residential loans.

Loan Purchases, Transfers and Sales

The Company purchases and sells loans in the secondary market in the ordinary course of business. From time to time, purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables present information about loan purchased for the held-for-investment portfolio, reclassification of loans from held-for-investment to held-for-sale, and sales during the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30, 2019
	Commercial				Consumer	Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$79,593	$—	$—	$1,573	$—	$81,166
Sales (2)(3)(4)	$76,031	$—	$—	$1,573	$1,172	$78,776
Purchases (5)	$159,100	$—	$1,734	$—	$17,637	$178,471

($ in thousands)	Three Months Ended June 30, 2018
	Commercial				Consumer	Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$99,449	$30,415	$—	$—	$—	$129,864
Sales (2)(3)(4)	$140,326	$30,415	$—	$—	$8,175	$178,916
Purchases (5)	$285,615	$—	$3,249	$—	$20,912	$309,776

($ in thousands)	Six Months Ended June 30, 2019
	Commercial				Consumer	Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$155,166	$16,655	$—	$1,573	$—	$173,394
Sales (2)(3)(4)	$151,677	$16,655	$—	$1,573	$3,614	$173,519
Purchases (5)	$266,294	$—	$5,952	$—	$54,039	$326,285

($ in thousands)	Six Months Ended June 30, 2018
	Commercial				Consumer	Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$245,840	$39,791	$—	$—	$—	$285,631
Sales (2)(3)(4)	$242,691	$39,791	$—	$—	$10,721	$293,203
Purchases (5)	$350,362	$—	$3,435	$—	$36,025	$389,822

(1)
The Company recorded $317 thousand and $390 thousand in write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale and subsequently sold during the three and six months ended June 30, 2019, respectively, and $13.3 million and $13.4 million during the same periods in 2018, respectively.

(2)
Includes originated loans sold of $55.7 million and $132.2 million for the three and six months ended June 30, 2019, respectively, and $103.5 million and $193.2 million during the same periods in 2018, respectively. Originated loans sold during the three and six months ended June 30, 2019 were primarily C&I loans. In comparison, originated loans sold during the same periods in 2018 were primarily C&I and CRE loans.

(3)
Includes purchased loans sold in the secondary market of $23.1 million and $41.3 million for the three and six months ended June 30, 2019, respectively, and $75.4 million and $100.0 million during the same periods in 2018, respectively.

(4)
Net gains on sales of loans, excluding the lower of cost or fair value adjustments, were $15 thousand and $930 thousand for the three and six months ended June 30, 2019, respectively, and $2.3 million and $3.9 million during the same periods in 2018, respectively. No lower of cost or fair value adjustments were recorded for each of the three and six months ended June 30, 2019 and 2018.

(5)	C&I loan purchases for each of the three and six months ended June 30, 2019 and 2018 were mainly comprised of C&I syndicated loans.

Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in low-and moderate- income neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a minimum 15-year compliance period to fully utilize the tax credits. In addition to affordable housing projects, the Company also invests in New Market Tax Credit projects that qualify for CRA credits, as well as eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019	December 31, 2018
Investments in qualified affordable housing partnerships, net	$198,466	$184,873
Accrued expenses and other liabilities — Unfunded commitments	$83,785	$80,764

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tax credits and other tax benefits recognized	$11,506	$8,940	$23,332	$18,095
Amortization expense included in income tax expense	$9,657	$6,700	$18,554	$13,773

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, net, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019	December 31, 2018
Investments in tax credit and other investments, net	$210,387	$231,635
Accrued expenses and other liabilities — Unfunded commitments	$73,369	$80,228

Amortization of tax credit and other investments was $16.7 million and $41.6 million, respectively, for the three and six months ended June 30, 2019, as compared to $20.5 million and $37.9 million, respectively, for the same periods in 2018.

Included in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet were equity securities with readily determinable fair values of $31.4 million and $31.2 million, as of June 30, 2019 and December 31, 2018, respectively. These equity securities are CRA investments and were measured at fair value with changes in fair value recorded in net income. The Company recorded unrealized gains on these equity securities of $375 thousand and $767 thousand during the three and six months ended June 30, 2019, respectively, and unrealized losses of $159 thousand and $613 thousand, respectively, for the same periods in 2018.

The Company invested in four solar energy tax credit funds in the years 2014, 2015, 2017 and 2018 as a limited member. These tax credit funds engaged in the acquisition and leasing of mobile solar generators through DC Solar entities. The Company’s investments in the DC Solar tax credit funds qualified for federal energy tax credit under Section 48 of the Internal Revenue Code of 1986, as amended. The Company also received a “should” level legal opinion from an external law firm supporting the legal structure of the investments for tax credit purposes. These investments were recorded in Investments in tax credit and other investments, net on the Consolidated Balance Sheet and were accounted for under the equity method of accounting. For reasons that were not known or knowable to the Company, DC Solar had its assets frozen in December 2018. DC Solar filed for bankruptcy protection in February 2019. In February 2019, an affidavit from a Federal Bureau of Investigation special agent stated that DC Solar was operating a fraudulent “Ponzi-like scheme” and that the majority of the mobile solar generators sold to investors and managed by DC Solar, as well as the majority of the related lease revenues claimed to have been received by DC Solar may not have existed.

Tax credit investments are evaluated for possible OTTI on an annual basis or when events or changes in circumstances suggest that the carrying amount of the tax credit investments may not be realizable. Refer to Note 4 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments. Investments in tax credit and other investments, net related to DC Solar tax credit investments was $7.0 million out of the $231.6 million as December 31, 2018. During the first quarter of 2019, the Company fully wrote off its tax credit investments related to DC Solar and recorded a $7.0 million OTTI charge within Amortization of tax credit and other investments on the Consolidated Statement of Income. The Company concluded that there would be no material future cash flows related to these investments, in part because of the fact that DC Solar has ceased operations and its bankruptcy case had been converted from Chapter 11 to Chapter 7 on March 22, 2019. There are no balances recorded in Accrued expenses and other liabilities — Unfunded commitments related to DC Solar as of June 30, 2019 and December 31, 2018. Refer to Note 14 — Income Taxes to the Consolidated Financial Statements in this Form 10-Q for a further discussion related to the impacts on the Company’s income tax expense related to the DC solar tax credit investments.

During the second quarter of 2019, the Company recorded an additional OTTI charge of $2.9 million related to a historic tax credit and a CRA investment within Amortization of tax credit and other investments on the Consolidated Statement of Income. Total OTTI charge was $2.9 million and $9.9 million for the three and six months ended June 30, 2019, respectively. There was no OTTI charge recorded for the three and six months ended June 30, 2018.

Variable Interest Entities

The Company invests in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, historic rehabilitation projects, wind and solar projects, of which the majority of such investments are variable interest entities (“VIEs”). As a limited partner in these partnerships, these investments are designed to generate a return primarily through the realization of federal tax credits and tax benefits. An unrelated third party is typically the general partner or managing member who has control over the significant activities of such investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these structures due to the general partner or managing partner’s ability to manage the entity, which is indicative of power in them. The Company’s maximum exposure to loss in connection with these partnerships consists of the unamortized investment balance and any tax credits claimed that may become subject to recapture.

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

Note 10 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.7 million and $465.5 million as of June 30, 2019 and December 31, 2018, respectively. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. The Company assesses goodwill for impairment at the reporting unit level (at the same level as the Company’s business segment) on an annual basis as of December 31 of each year, or more frequently if events or circumstances, such as adverse changes in the economic or business environment, indicate there may be impairment. The Company organizes its operation into three reporting segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. For information on how the reporting units are identified and components are aggregated, see Note 18 — Business Segments to the Consolidated Financial Statements in this Form 10-Q.

There were no changes in the carrying amount of goodwill during the three months ended June 30, 2019 and 2018. The following tables present changes in the carrying amount of goodwill by reporting unit during the six months ended June 30, 2019 and 2018:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Total
Beginning balance, January 1, 2018	$357,207	$112,226	$469,433
Disposition of the DCB branches	(3,886)	—	(3,886)
Ending balance, June 30, 2018	$353,321	$112,226	$465,547

($ in thousands)	Consumer and Business Banking	Commercial Banking	Total
Beginning balance, January 1, 2019	$353,321	$112,226	$465,547
Acquisition of Enstream Capital Markets, LLC	—	150	150
Ending balance, June 30, 2019	$353,321	$112,376	$465,697

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2018, and concluded that there was no goodwill impairment as the fair value of all reporting units exceeded the carrying amount of their respective reporting unit. There were no triggering events during the three and six months ended June 30, 2019, and therefore, no additional goodwill impairment analysis was performed. No assurance can be given that goodwill will not be written down in future periods. Refer to Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2018 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions and are included in Other assets on the Consolidated Balance Sheet. These intangibles are tested for impairment on an annual basis, or more frequently as events occur or current circumstances and conditions warrant. There were no impairment write-downs on the core deposit intangibles for each of the three and six months ended June 30, 2019 and 2018. Core deposit intangibles associated with the sale of the Bank’s DCB branches, which had with a net carrying amount of $1.0 million were written off in the first quarter of 2018.

The following table presents the gross carrying amount of core deposit intangible assets and accumulated amortization as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019	December 31, 2018
Gross balance (1)	$86,099	$86,099
Accumulated amortization (1)	(73,896)	(71,570)
Net carrying balance (1)	$12,203	$14,529

(1)	Excludes fully amortized core deposit intangible assets.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $1.1 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, and $2.3 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of June 30, 2019:

($ in thousands)	Amount
Remainder of 2019	$2,192
2020	3,634
2021	2,749
2022	1,865
2023	1,199
Thereafter	564
Total	$12,203

Note 11 — Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and subsequent related ASUs using the alternative transition method with a cumulative-effect adjustment to retained earnings without revising comparable prior periods’ financial information. As both a lessee and lessor, the Company elected the package of practical expedients available for leases that commenced before the adoption date. As such, the Company need not reassess: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) the initial direct costs for any expired or existing leases, such as costs that would qualify for capitalization. The Company also elected the hindsight practical expedient to determine the lease term and to assess impairment on the Company’s right-of-use assets, and the practical expedient to not separate lease and non-lease components, consistently across all leases.

Lessee Arrangements

The Company determines if an arrangement is a lease or contains a lease at inception. As of June 30, 2019, the Company was obligated under a number of non-cancellable leases, predominantly operating leases for certain retail banking branches and office spaces in the U.S. and Greater China. These operating leases expire in the years ranging from 2019 to 2030, exclusive of renewal and termination options. Some of these leases include options to extend the leases for up to 15 years, while certain leases include lessee termination options. The Company's measurement of the operating lease liability and right-of-use asset does not include payments associated with the options to extend or terminate the lease since it is not reasonably certain that the Company will exercise the options. A portion of the operating leases includes variable lease payments, primarily based on the usage of the asset or the consumer price index ("CPI") as specified in the lease agreements. The Company does not remeasure lease liabilities as a result of changes to variable lease payments. The Company also has equipment and air rights finance leases which expire in the years ranging from 2021 to 2047.

The right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate based on the information available at the later of the adoption date or the lease commencement date is used to determine the present value of future payments. This approximates a collateralized borrowing rate over a similar term for an amount equal to the lease payments in a similar economic environment.

The following table presents the lease related assets and liabilities recorded on the Consolidated Balance Sheet as of June 30, 2019:

($ in thousands)	Classification on the Consolidated Balance Sheet	June 30, 2019
Assets:
Operating lease assets	Operating lease right-of use assets	$109,032
Finance lease assets	Premises and equipment	8,144
Total lease assets		$117,176
Liabilities:
Operating lease liabilities	Operating lease liabilities	$117,448
Finance lease liabilities	Long-term debt and finance lease liabilities	5,540
Total lease liabilities		$122,988

The following table presents the components of lease expense for operating and finance leases during the three and six months ended June 30, 2019:

($ in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$8,770	$17,750
Finance lease cost:
Amortization of right-of-use assets	280	482
Interest on lease liabilities	41	87
Variable lease cost	32	62
Sublease income	(49)	(81)
Net lease cost	$9,074	$18,300

The following table presents the supplemental cash flow information related to leases during the three and six months ended June 30, 2019:

($ in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,806	$17,981
Operating cash flows from finance leases	$41	$87
Financing cash flows from finance leases	$218	$435
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$11,489	$15,167
Financing leases	$226	$226

The following table presents the weighted average remaining lease terms and discount rates related to leases as of June 30, 2019:

June 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.7
Finance leases	15.9
Weighted-average discount rate:
Operating leases	3.19%
Finance leases	2.99%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of June 30, 2019:

($ in thousands)	Operating Leases	Finance Leases
Remainder of 2019	$17,575	$519
2020	32,208	1,035
2021	27,642	1,030
2022	17,843	690
2023	10,807	402
Thereafter	20,614	3,462
Total minimum lease payments	$126,689	$7,138
Less: imputed interest	(9,241)	(1,598)
Present value of lease liabilities	$117,448	$5,540

Lessor Arrangements

The Company finances equipment under direct financing and sales-type leases to its commercial customers. As of June 30, 2019, the total net investment in direct financing and sales-type leases was $153.3 million with expiration in the years ranging from 2019 to 2027, exclusive of renewal options. Some of the leases include options to extend the leases for up to one year and some include early buyout options. As the Company is not reasonably certain at lease commencement that the purchase options will be exercised by the lessees, the lease terms exclude the purchase option.

The unguaranteed residual value is recorded at the present value of the amount the Company expects to derive from the underlying asset following the end of the lease term, which is not guaranteed by the lessee or any third party, discounted using the rate implicit in the lease. In certain cases, the Company obtains residual value insurance from third parties and/or guarantees from the lessee to manage the risk associated with the residual value of the leased assets. The carrying amount of guaranteed residual value, which was included in Loans held-for-investment on the Consolidated Balance Sheet, was $31.5 million as of June 30, 2019.

The following table presents the components of the net investment in direct financing and sales-type leases as of June 30, 2019:

($ in thousands)	June 30, 2019
Lease receivables	$138,752
Unguaranteed residual assets	14,580
Net investment in direct financing and sales-type leases	$153,332

The lease income for direct financing leases was $1.5 million and $3.0 million for three and six months ended June 30, 2019, respectively.

The following table presents future minimum lease payments that are expected to be received under the direct financing and sales-type leases as of June 30, 2019:

($ in thousands)	Direct Financing and Sales-Type Leases
Remainder of 2019	$14,038
2020	27,566
2021	25,584
2022	18,190
2023	11,995
Thereafter	20,342
Total minimum lease payments	$117,715
Less: imputed interest	(11,917)
Present value of lease receivables	$105,798

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

The following table presents the Company’s credit-related commitments as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019	December 31, 2018
Loan commitments	$5,391,182	$5,147,821
Commercial letters of credit and SBLCs	$1,830,902	$1,796,647

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of June 30, 2019, total letters of credit of $1.83 billion consisted of SBLCs in the amount of $1.77 billion and commercial letters of credit in the amount of $62.0 million.

The Company applies the same credit underwriting criteria to extend loans, commitments and conditional obligations to customers. Each customer’s creditworthiness is evaluated on a case-by-case basis. Collateral and financial guarantees may be obtained based on management’s assessment of a customer’s credit. Collateral may include cash, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves, and amounted to $12.9 million as of June 30, 2019 and $12.4 million as of December 31, 2018. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Guarantees — The Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The recourse component in the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the types of guarantees the Company had outstanding as of June 30, 2019 and December 31, 2018:

($ in thousands)	Maximum Potential Future Payments		Carrying Value
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Single-family residential loans sold or securitized with recourse	$14,771	$16,700	$14,771	$16,700
Multifamily residential loans sold or securitized with recourse	16,468	17,058	54,757	69,974
Total	$31,239	$33,758	$69,528	$86,674

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves and totaled $88 thousand and $123 thousand as of June 30, 2019 and December 31, 2018, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q. As of June 30, 2019 and December 31, 2018, these commitments were $157.2 million and $161.0 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 13 — Revenue from Contracts with Customers

The following tables present revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, and other noninterest income, segregated by operating segments for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$5,397	$3,299	$10	$8,706
Card income	928	154	—	1,082
Wealth management fees	3,565	235	—	3,800
Total revenue from contracts with customers	$9,890	$3,688	$10	$13,588
Other sources of noninterest income (1)	4,613	29,968	4,590	39,171
Total noninterest income	$14,503	$33,656	$4,600	$52,759

($ in thousands)	Three Months Ended June 30, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$5,738	$3,000	$248	$8,986
Card income	933	221	—	1,154
Wealth management fees	4,501	—	—	4,501
Total revenue from contracts with customers	$11,172	$3,221	$248	$14,641
Other sources of noninterest income (1)	3,413	27,523	2,691	33,627
Total noninterest income	$14,585	$30,744	$2,939	$48,268

($ in thousands)	Six Months Ended June 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$10,630	$6,573	$26	$17,229
Card income	1,861	339	—	2,200
Wealth management fees	7,271	341	—	7,612
Total revenue from contracts with customers	$19,762	$7,253	$26	$27,041
Other sources of noninterest income (1)	8,513	50,947	8,389	67,849
Total noninterest income	$28,275	$58,200	$8,415	$94,890

($ in thousands)	Six Months Ended June 30, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$11,752	$6,014	$406	$18,172
Card income	2,003	395	—	2,398
Wealth management fees	7,297	157	—	7,454
Total revenue from contracts with customers	$21,052	$6,566	$406	$28,024
Other sources of noninterest income (1)	37,981	51,616	5,091	94,688
Total noninterest income	$59,033	$58,182	$5,497	$122,712

(1)	Primarily represents revenue from contracts with customers that are out of the scope of ASC 606, Revenue from Contracts with Customers.

Generally, the Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are typically satisfied as services are rendered. The Company generally records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services. The Company records contract assets when services are provided to customers before payment is received or before payment is due. Since the Company receives payments for its services during the period or at the time services are provided, there were no contract asset or receivable balances as of both June 30, 2019 and December 31, 2018.

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Deposit Account Fees — Deposit Service Charges and Related Fee Income

The Company offers a range of deposit products to individuals and businesses, which include savings, money market, checking and time deposit accounts. The deposit account services include ongoing account maintenance, as well as certain optional services such as automated teller machine usage, wire transfer services or check orders. In addition, treasury management and business account analysis services are offered to commercial deposit customers. The monthly account fees may vary with the amount of average monthly deposit balances maintained, or the Company may charge a fixed monthly account maintenance fee if certain average balances are not maintained. In addition, each time a deposit customer selects an optional service, the Company may earn transactional fees, generally recognized by the Company at the point in time when the transaction occurs. For business analysis accounts, commercial deposit customers receive an earnings credit based on their account balance, which can be used to offset the cost of banking and treasury management services. Business analysis accounts that are assessed fees in excess of earnings credits received are typically charged at the end of each month, after all transactions are known and the credits are calculated.

Deposit Account Fees — Card Income

Card income is comprised of merchant referral fees and interchange income. For merchant referral fees, the Company provides marketing and referral services to acquiring banks for merchant card processing services and earns variable referral fees based on transaction activities. The Company satisfies its performance obligation over time as the Company identifies, solicits, and refers business customers who are provided such services. The Company receives monthly fees net of consideration it pays to the acquiring bank performing the merchant card processing services. The Company recognizes revenue on a monthly basis when the uncertainty associated with the variable referral fees is resolved after the Company receives monthly statements from the acquiring bank. For interchange income, the Company, as a card issuer, has a stand ready performance obligation to authorize, clear, and settle card transactions. The Company earns or pays interchange fees, which are percentage-based on each transaction, and based on rates published by the corresponding payment network for transactions processed using their network. The Company measures its progress toward the satisfaction of its performance obligation over time, as services are rendered, and the Company provides continuous access to this service and settles transactions as its customer, the payment network, requires. Interchange income is presented net of direct costs paid to the customer and entities in their distribution chain, which are transaction-based expenses such as rewards program expenses and certain network costs. Revenue is recognized when the net profit is determined by the payment networks at the end of each day.

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

Practical Expedients and Exemptions

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose the value of unsatisfied performance obligations. This is because the Company’s contracts with customers generally have a term that is less than one year, are open-ended with a cancellation period that is less than one year, or allow the Company to recognize revenue in the amount to which the Company has the right to invoice.

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

Note 14 — Income Taxes

The following table presents the income tax expense and the effective tax rate for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Income before income taxes	$223,177	$196,992	13%	$418,268	$408,776	2%
Income tax expense	$72,797	$24,643	195%	$103,864	$49,395	110%
Effective tax rate	32.6%	12.5%	20%	24.8%	12.1%	13%

The effective tax rates were 32.6% and 24.8% for the three and six months ended June 30, 2019, respectively, compared to 12.5% and 12.1% for the same periods in 2018. The year-over-year increases in the effective tax rate were primarily due to the $30.1 million of additional income tax expense recorded in the second quarter of 2019 to reverse certain previously claimed tax credits related to the Company’s investment in DC Solar. In addition, a year-over-year decrease in tax credits recognized from investments in renewable energy and historic rehabilitation tax credit projects contributed to the higher effective tax rates during three and six months ended June 30, 2019.

Investors in DC Solar funds, including the Company, received tax credits for making these renewable energy investments. The Company had claimed tax credits of approximately $53.9 million in the Consolidated Financial Statements between 2014 and 2018, reduced by a deferred tax liability of $5.7 million related to the 50% tax basis reduction, for a net impact to the Consolidated Financial Statements of $48.2 million. During the three months ended June 30, 2019, the Company reversed $33.6 million out of the $53.9 million previously claimed tax credits, and $3.5 million out of the $5.7 million deferred tax liability, resulting in $30.1 million of additional income tax expense.

ASC 740-10-25-6 states in part, that an entity shall initially recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. The term “more-likely-than-not” means a likelihood of more than 50 percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. The level of evidence that is necessary and appropriate to support the technical merits of a tax position is subject to judgment and depends on available information as of the balance sheet date. Under ASC 740, Income Taxes, an entity should not consider new information that is received after the balance sheet date, when evaluating an uncertain tax position as of the balance sheet date. Based on the available information known as of December 31, 2018 and March 31, 2019, the Company reassessed the technical merits of the position taken and concluded, based on initial and ongoing due diligence performed by the Company, it believed that the DC Solar related tax credits the Company had previously claimed continued to meet the more-likely-than-not criterion for recognition as of those dates.

During the first quarter of 2019, the Company, in coordination with other fund investors, engaged an unaffiliated third party inventory firm to report on the actual number of mobile solar generators in existence. As of June 30, 2019, based on the latest inventory report, none of the mobile service generators that had been purchased by the Company’s 2017 and 2018 tax credit funds were found. On the other hand, a vast majority of the Company’s mobile solar generators purchased by the Company’s 2014 and 2015 tax credit funds were found. Therefore, as of June 30, 2019, based on this inventory information, as well as management’s best judgments regarding the future settlement of the related tax positions with the Internal Revenue Service, the Company concluded that a portion of the previously claimed tax credits would be recaptured. Accordingly, the Company recorded $30.1 million of income tax expense during the three months ended June 30, 2019.

The Company continues to conduct an ongoing investigation to gather information related to this matter, including tracking asset seizures of DC Solar and ongoing federal investigations. There can be no assurance that the Company will not recognize additional income tax expense as new information becomes available, or due to changes in tax laws, case law and regulations; or that the Company will not ultimately need to reverse the remaining tax credits previously claimed. For further discussion related to the Company’s investment in DC Solar and the Company’s impairment evaluation and monitoring process in tax credit investments, refer to Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities and Note 4 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q, respectively.

Note 15 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stock, restricted stock, restricted stock units (“RSUs”), stock options, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. There were no outstanding stock awards other than RSUs as of both June 30, 2019 and December 31, 2018.

The following table presents a summary of the total compensation costs and the related net tax benefits associated with the Company’s various share-based compensation plans for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock compensation costs	$8,081	$7,057	$15,525	$13,215
Related net tax benefits for stock compensation plans	$1	$97	$4,708	$4,875

RSUs — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. RSUs are authorized to settle predominantly in shares of the Company’s common stock. Certain RSUs will be settled in cash, which subjects these RSUs to variable accounting whereby the compensation cost is adjusted to fair value based on changes in the Company’s stock price up to the settlement date. RSUs entitle the recipient to receive cash dividend equivalents to any dividends paid on the underlying common stock during the period the RSUs are outstanding. RSU dividends are accrued during the vesting period and are paid at the time of vesting. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals referred to as “Performance-based RSUs.” All RSUs are subject to forfeiture until vested.

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

The following table presents a summary of the activities and pricing information for the Company’s time-based and performance-based RSUs that will be settled in shares for the six months ended June 30, 2019. The number of outstanding performance-based RSUs stated below assumes the associated performance targets will be met at the target level:

	Six Months Ended June 30, 2019
	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, at beginning of period	1,121,391	$51.22	411,290	$49.93
Granted	490,809	52.60	134,600	54.64
Vested	(355,029)	31.58	(159,407)	29.18
Forfeited	(39,930)	56.90	—	—
Outstanding, at end of period	1,217,241	$57.32	386,483	$60.13

The following table presents a summary of the activities for the Company’s time-based RSUs that will be settled in cash for the six months ended June 30, 2019:

Six Months Ended June 30, 2019
Shares
Outstanding, at beginning of period	—
Granted	12,145
Vested	—
Forfeited	—
Outstanding, at end of period	12,145

As of June 30, 2019, there were $31.7 million and $19.3 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. These costs are expected to be recognized over a weighted-average period of 2.08 years and 2.17 years, respectively.

Note 16 — Stockholders’ Equity and Earnings Per Share

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

The following table presents the EPS calculations for the three and six months ended June 30, 2019 and 2018:

($ and shares in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic:
Net income	$150,380	$172,349	$314,404	$359,381

Basic weighted-average number of shares outstanding	145,546	144,899	145,402	144,782
Basic EPS	$1.03	$1.19	$2.16	$2.48

Diluted:
Net income	$150,380	$172,349	$314,404	$359,381

Basic weighted-average number of shares outstanding	145,546	144,899	145,402	144,782
Diluted potential common shares (1)	506	1,192	614	1,264
Diluted weighted-average number of shares outstanding (1)	146,052	146,091	146,016	146,046
Diluted EPS	$1.03	$1.18	$2.15	$2.46

(1)	Includes dilutive shares from RSUs for the three and six months ended June 30, 2019, and from RSUs and warrants for the three and six months ended June 30, 2018.

For the three and six months ended June 30, 2019, 584 thousand and 239 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation. In comparison, 4,012 and 3,807 weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation for the three and six months ended June 30, 2018.

Note 17 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments, Net of Hedges (1)	Total
BALANCE, APRIL 1, 2018	$(55,981)	$177	$(55,804)
Net unrealized (losses) arising during the period	(8,693)	(6,822)	(15,515)
Amounts reclassified from AOCI	(148)	—	(148)
Changes, net of tax	(8,841)	(6,822)	(15,663)
BALANCE, JUNE 30, 2018	$(64,822)	$(6,645)	$(71,467)
BALANCE, APRIL 1, 2019	$(23,810)	$(9,173)	$(32,983)
Net unrealized gains (losses) arising during the period	30,046	(6,016)	24,030
Amounts reclassified from AOCI	(1,019)	—	(1,019)
Changes, net of tax	29,027	(6,016)	23,011
BALANCE, JUNE 30, 2019	$5,217	$(15,189)	$(9,972)

($ in thousands)	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments, Net of Hedges (1)	Total
BALANCE, JANUARY 1, 2018	$(30,898)	$(6,621)	$(37,519)
Cumulative effect of change in accounting principle related to marketable equity securities (2)	385	—	385
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (3)	(6,656)	—	(6,656)
BALANCE, JANUARY 1, 2018, ADJUSTED	(37,169)	(6,621)	(43,790)
Net unrealized (losses) arising during the period	(26,004)	(24)	(26,028)
Amounts reclassified from AOCI	(1,649)	—	(1,649)
Changes, net of tax	(27,653)	(24)	(27,677)
BALANCE, JUNE 30, 2018	$(64,822)	$(6,645)	$(71,467)
BALANCE, JANUARY 1, 2019	$(45,821)	$(12,353)	$(58,174)
Net unrealized gains (losses) arising during the period	53,157	(2,836)	50,321
Amounts reclassified from AOCI	(2,119)	—	(2,119)
Changes, net of tax	51,038	(2,836)	48,202
BALANCE, JUNE 30, 2019	$5,217	$(15,189)	$(9,972)

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

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Three Months Ended June 30,
	2019			2018
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains (losses) arising during the period	$44,531	$(14,485)	$30,046	$(12,342)	$3,649	$(8,693)
Net realized gains reclassified into net income (1)	(1,447)	428	(1,019)	(210)	62	(148)
Net change	43,084	(14,057)	29,027	(12,552)	3,711	(8,841)
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) arising during the period (2)	(2,989)	(3,027)	(6,016)	(6,822)	—	(6,822)
Net change	(2,989)	(3,027)	(6,016)	(6,822)	—	(6,822)
Other comprehensive income (loss)	$40,095	$(17,084)	$23,011	$(19,374)	$3,711	$(15,663)

($ in thousands)	Six Months Ended June 30,
	2019			2018
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains (losses) arising during the period	$75,469	$(22,312)	$53,157	$(36,919)	$10,915	$(26,004)
Net realized gains reclassified into net income (1)	(3,008)	889	(2,119)	(2,339)	690	(1,649)
Net change	72,461	(21,423)	51,038	(39,258)	11,605	(27,653)
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) arising during the period (2)	191	(3,027)	(2,836)	(24)	—	(24)
Net change	191	(3,027)	(2,836)	(24)	—	(24)
Other comprehensive income (loss)	$72,652	$(24,450)	$48,202	$(39,282)	$11,605	$(27,677)

(1)	For the three and six months ended June 30, 2019 and 2018, pre-tax amounts were reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statement of Income.

(2)
The tax effects on foreign currency translation adjustments represent the cumulative net deferred tax liabilities since inception on net investment hedges that were recorded during the second quarter of 2019.

Note 18 — Business Segments

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

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. The Consumer and Business Banking segment also originates commercial loans for small and medium-sized enterprises through the Company’s branch network. Other products and services provided by the Consumer and Business Banking segment include wealth management, treasury management and foreign exchange services.

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

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The internal reporting process derives operating segment results by utilizing allocation methodologies for revenue and expenses. Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process. The process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal funds transfer pricing rates, which are based on market interest rates and other factors. The internal funds transfer pricing rates, which are applied to both FTP charges for loans and FTP credits for deposits, increase as the market interest rates increase, and vice versa. The treasury function within the Other segment is responsible for liquidity and interest rate management of the Company. Therefore, the net spread between the total internal funds transfer pricing charges and credits is recorded as part of net interest income in the Other segment.

The Company’s internal funds transfer pricing process is managed by the treasury function within the Other segment. The process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The Company’s internal funds transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions. Noninterest income and noninterest expense directly attributable to a segment are assigned to the related business segment. Indirect costs, including technology-related costs and corporate overhead, are allocated based on a segment’s estimated usage using factors, including but not limited to, full-time equivalent employees, net interest margin, and loan and deposit volume. Charge-offs are allocated to the respective segment directly associated with the loans that are charged off, and the remaining provision for credit losses is allocated to each segment based on loan volume. The Company’s internal reporting process utilizes a full-allocation methodology. Under this methodology, corporate expenses and indirect expenses incurred by the Other segment are allocated to the Consumer and Business Banking and the Commercial Banking segments, except certain treasury-related expenses and insignificant unallocated expenses.

During the first quarter of 2019, the Company enhanced its segment cost allocation methodology related to stock compensation expense and bonus accrual. Effective first quarter of 2019, stock compensation expense is allocated to all three segments, whereas it was previously recorded in the Other segment as a corporate expense. In addition, bonus expense is now allocated at a more granular level at the segment level. For comparability, segment information for the three and six months ended June 30, 2018 has been restated to conform to the current presentation.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2019
Net interest income before provision for credit losses	$151,352	$151,222	$64,752	$367,326
Provision for credit losses	$1,616	$17,629	$—	$19,245
Noninterest income	$14,503	$33,656	$4,600	$52,759
Noninterest expense	$83,656	$67,303	$26,704	$177,663
Segment income before income taxes	$80,583	$99,946	$42,648	$223,177
Segment net income	$57,612	$71,565	$21,203	$150,380
As of June 30, 2019
Segment assets	$11,013,898	$25,001,894	$6,876,566	$42,892,358

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2018
Net interest income before provision for credit losses	$180,348	$153,878	$7,453	$341,679
Provision for credit losses	$3,414	$12,122	$—	$15,536
Noninterest income	$14,585	$30,744	$2,939	$48,268
Noninterest expense	$84,459	$60,573	$32,387	$177,419
Segment income (loss) before income taxes	$107,060	$111,927	$(21,995)	$196,992
Segment net income	$76,710	$80,425	$15,214	$172,349
As of June 30, 2018
Segment assets	$9,816,103	$22,199,992	$6,027,101	$38,043,196

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2019
Net interest income before provision for credit losses	$317,540	$298,462	$113,785	$729,787
Provision for credit losses	$4,629	$37,195	$—	$41,824
Noninterest income	$28,275	$58,200	$8,415	$94,890
Noninterest expense	$171,562	$137,847	$55,176	$364,585
Segment income before income taxes	$169,624	$181,620	$67,024	$418,268
Segment net income	$121,267	$130,064	$63,073	$314,404
As of June 30, 2019
Segment assets	$11,013,898	$25,001,894	$6,876,566	$42,892,358

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2018
Net interest income before provision for credit losses	$356,296	$298,358	$13,718	$668,372
Provision for credit losses	$6,507	$29,247	$—	$35,754
Noninterest income	$59,033	$58,182	$5,497	$122,712
Noninterest expense	$171,776	$121,875	$52,903	$346,554
Segment income (loss) before income taxes	$237,046	$205,418	$(33,688)	$408,776
Segment net income	$169,844	$147,454	$42,083	$359,381
As of June 30, 2018
Segment assets	$9,816,103	$22,199,992	$6,027,101	$38,043,196

Note 19 — Subsequent Events

On July 18, 2019, the Company’s Board of Directors declared third quarter 2019 cash dividends for the Company’s common stock. The common stock cash dividend of $0.275 per share is payable on August 15, 2019 to stockholders of record as of August 1, 2019.

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

Company Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial service needs of the Chinese-American community. Through over 130 locations in the United States (“U.S.”) and Greater China, the Company provides a full range of consumer and commercial products and services through three business segments: Consumer and Business Banking, Commercial Banking, with the remaining operations included in Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and investment securities and interest paid on deposits and other funding sources. As of June 30, 2019, the Company had $42.89 billion in assets and approximately 3,300 full-time equivalent employees. For additional information on products and services provided by the Bank, see Item 1. Business — Banking Services of the Company’s 2018 Form 10-K.

Corporate Strategy

We are committed to enhancing long-term stockholder value by executing on the fundamentals of growing loans, deposits and revenue, improving profitability, and investing for the future while managing risk, expenses and capital. Our business model is built on customer loyalty and engagement, understanding of our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. The Company’s approach is concentrated on seeking out and deepening client relationships that meet our risk/return measures. This focus guides our decision-making across every aspect of our operations: the products we develop, the expertise we cultivate and the infrastructure we build to help our customers conduct business. We expect our relationship-focused business model to continue to generate organic growth and to expand our targeted customer bases. On an ongoing basis, we invest in technology related to critical business infrastructure and streamlining core processes, in the context of maintaining appropriate expense management. Our risk management activities are focused on ensuring that the Company identifies and manages risks to maintain safety and soundness while maximizing profitability.

Selected Financial Data

($ and shares in thousands, except per share, ratio and headcount data)	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Summary of operations:
Interest and dividend income	$474,844	$463,311	$400,311	$938,155	$772,184
Interest expense	107,518	100,850	58,632	208,368	103,812
Net interest income before provision for credit losses	367,326	362,461	341,679	729,787	668,372
Provision for credit losses	19,245	22,579	15,536	41,824	35,754
Net interest income after provision for credit losses	348,081	339,882	326,143	687,963	632,618
Noninterest income (1)	52,759	42,131	48,268	94,890	122,712
Noninterest expense	177,663	186,922	177,419	364,585	346,554
Income before income taxes	223,177	195,091	196,992	418,268	408,776
Income tax expense (2)	72,797	31,067	24,643	103,864	49,395
Net income	$150,380	$164,024	$172,349	$314,404	$359,381
Per common share:
Basic earnings	$1.03	$1.13	$1.19	$2.16	$2.48
Diluted earnings	$1.03	$1.12	$1.18	$2.15	$2.46
Dividends declared	$0.275	$0.230	$0.200	$0.505	$0.400
Book value	$32.53	$31.56	$28.39	$32.53	$28.39
Non-United States generally accepted accounting principles (“GAAP”) tangible common equity per share (3)	$29.20	$28.21	$25.01	$29.20	$25.01
Weighted-average number of shares outstanding:
Basic	145,546	145,256	144,899	145,402	144,782
Diluted	146,052	145,921	146,091	146,016	146,046
Common shares outstanding at period-end	145,547	145,501	144,905	145,547	144,905
At period end:
Total assets (4)	$42,892,358	$42,091,433	$38,043,196	$42,892,358	$38,043,196
Total loans (4)	$33,734,256	$32,863,286	$30,245,037	$33,734,256	$30,245,037
Available-for-sale investment securities	$2,592,913	$2,640,158	$2,707,444	$2,592,913	$2,707,444
Total deposits	$36,477,542	$36,273,972	$32,776,132	$36,477,542	$32,776,132
Long-term debt and finance lease liabilities	$152,506	$152,433	$161,704	$152,506	$161,704
Federal Home Loan Bank (“FHLB”) advances	$745,074	$344,657	$325,020	$745,074	$325,020
Stockholders’ equity	$4,734,593	$4,591,930	$4,114,284	$4,734,593	$4,114,284
Non-GAAP tangible common equity (3)	$4,249,944	$4,105,124	$3,623,708	$4,249,944	$3,623,708
Head count (full-time equivalent)	3,261	3,241	2,863	3,261	2,863
Performance metrics:
Return on average assets (“ROA”)	1.45%	1.63%	1.84%	1.54%	1.93%
Return on average equity (“ROE”)	12.88%	14.66%	17.02%	13.75%	18.15%
Net interest margin	3.73%	3.79%	3.83%	3.76%	3.78%
Efficiency ratio (5)	42.29%	46.20%	45.50%	44.21%	43.81%
Non-GAAP efficiency ratio (3)	38.03%	39.75%	39.89%	38.88%	40.26%
Credit quality metrics:
Allowance for loan losses	$330,625	$317,894	$301,550	$330,625	$301,550
Allowance for loan losses to loans held-for-investment (4)	0.98%	0.97%	1.00%	0.98%	1.00%
Non-purchased credit-impaired (“PCI”) nonperforming assets to total assets (4)	0.28%	0.33%	0.27%	0.28%	0.27%
Annualized net charge-offs to average loans held-for-investment	0.09%	0.18%	0.14%	0.14%	0.14%
Selected metrics:
Total average equity to total average assets	11.28%	11.14%	10.81%	11.21%	10.65%
Common dividend payout ratio	26.95%	20.59%	17.02%	23.63%	16.30%
Loan-to-deposit ratio (4)	92.48%	90.60%	92.28%	92.48%	92.28%
Capital ratios of EWBC:
Total capital	13.9%	13.9%	13.7%	13.9%	13.7%
Tier 1 capital	12.5%	12.4%	12.2%	12.5%	12.2%
Common Equity Tier 1 (“CET1”) capital	12.5%	12.4%	12.2%	12.5%	12.2%
Tier 1 leverage capital	10.4%	10.2%	10.0%	10.4%	10.0%

(1)	Includes $31.5 million of pretax gain recognized from the sale of the Desert Community Bank (“DCB”) branches during the first half of 2018.

(2)	Includes $30.1 million of additional tax expense to reverse certain previously claimed tax credits related to the DC Solar tax credit investments (“DC Solar”) during the second quarter of 2019.

(3)
Tangible common equity, tangible common equity per share and adjusted efficiency ratio are non-GAAP financial measures. For a discussion of these measures, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.

(4)	Total assets and loans held-for-investment include PCI loans of $270.9 million, $290.3 million and $383.7 million as of June 30, 2019, March 31, 2019 and June 30, 2018, respectively.

(5)	The efficiency ratio is noninterest expense divided by total revenue (net interest income before provision for credit losses and noninterest income).

Financial Highlights
Noteworthy items about the Company’s performance for the second quarter and first half of 2019 included:

•
Earnings: Second quarter 2019 net income was $150.4 million or $1.03 in diluted earnings per share (“EPS”), compared with second quarter 2018 net income of $172.3 million or $1.18 in diluted EPS, a decrease of 13%. This decrease was primarily due to an increase in income tax expense. During the second quarter of 2019, the Company recorded $30.1 million of additional income tax expense to reverse certain previously claimed tax credits related to DC Solar. Second quarter 2019 pre-tax income was $223.2 million and increased by 13% compared to the same period a year ago. Net income for the first half of 2019 was $314.4 million or $2.15 in diluted EPS, compared with net income of $359.4 million or $2.46 in diluted EPS for the first half of 2018, a decrease of 13%. This decrease reflected the additional income tax expense in the second quarter of 2019. Pre-tax income of $418.3 million for the first half of 2019 increased by 2% compared to the same period a year ago.

•
Adjusted Earnings: Adjusting for non-recurring items, non-GAAP second quarter 2019 net income was $180.5 million or $1.24 in non-GAAP diluted EPS, an increase of 5% from $172.3 million or $1.18 for the second quarter of 2018. Non-GAAP net income for the first half of 2019 was $349.4 million or $2.39 in non-GAAP diluted EPS, compared with $337.2 million or $2.31 for the first half of 2018, an increase of 4%. During the second quarter of 2019, the Company recorded $30.1 million in additional income tax expense to reverse certain previously claimed tax credits related to DC Solar. During the first quarter of 2019, the Company recorded a $7.0 million pre-tax impairment charge related to DC Solar, equivalent to $4.9 million after tax (Refer to Item 2. MD&A — Results of Operations — Income Taxes in this Form 10-Q for a discussion related to the Company’s investment in DC Solar). During the first quarter of 2018, the Company recognized a $31.5 million pre-tax gain from the sale of its DCB branches, equivalent to $22.2 million after tax. (See reconciliations of non-GAAP measures presented below under Item 2. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.)

•
Revenue: Revenue, or the sum of net interest income before provision for credit losses and noninterest income, was $420.1 million in the second quarter of 2019, compared with $389.9 million in the second quarter of 2018, an increase of 8%. This increase was primarily due to an increase in net interest income. Revenue for the first half of 2019 was $824.7 million, compared with $791.1 million for the first half of 2018, an increase of 4%. This increase was primarily due to an increase in net interest income, partially offset by a decrease in noninterest income. Noninterest income in the first half of 2018 included a $31.5 million pre-tax gain from the sale of DCB branches.

•
Net Interest Income and Net Interest Margin: Second quarter 2019 net interest income was $367.3 million, compared with second quarter 2018 of $341.7 million, an increase of 8%. Second quarter 2019 net interest margin was 3.73%, a decrease of 10 basis points from 3.83% for the second quarter of 2018. Net interest income for the first half of 2019 was $729.8 million, compared to $668.4 million for the first half of 2018, an increase of 9%. Net interest margin was 3.76% for the first half of 2019, a decrease of two basis points from 3.78% for the first half of 2018.

•
Operating Efficiency: Efficiency ratio, calculated as noninterest expense divided by the sum of net interest income before provision for credit losses and noninterest income, was 42.29% for the second quarter of 2019, compared to 45.50% for the second quarter of 2018. The efficiency ratio was 44.21% for the first half of 2019, compared to 43.81% for the first half of 2018. Adjusting for non-recurring items, amortization of tax credit and other investments, and the amortization of core deposit intangibles, the non-GAAP efficiency ratio for the second quarter 2019 was 38.03%, a 186 basis point improvement from 39.89% for the second quarter of 2018. For the first half of 2019, the non-GAAP efficiency ratio was 38.88%, a 138 basis point improvement from 40.26% for the first half of 2018. (See reconciliations of non-GAAP measures presented below under Item 2. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.)

•
Tax: The effective tax rate was 32.6% and 12.5% for the second quarter of 2019 and 2018, respectively, and 24.8% and 12.1% for the first half of 2019 and 2018, respectively. The higher effective tax rates during the second quarter and first half of 2019 were primarily due to the $30.1 million reversal of certain previously claimed tax credits related to DC Solar in the second quarter of 2019.

•
Profitability: Second quarter 2019 ROA was 1.45%, compared to second quarter 2018 ROA of 1.84%. ROA was 1.54% for the first half of 2019, compared to 1.93% for the first half of 2018. Second quarter 2019 ROE was 12.88%, compared to second quarter 2018 ROE of 17.02%. ROE was 13.75% for the first half of 2019, compared to 18.15% for the first half of 2018. Adjusting for non-recurring items, non-GAAP ROA was 1.74% for the second quarter of 2019, compared to 1.84% for the second quarter of 2018. For the first half of 2019, non-GAAP ROA was 1.71%, compared to 1.81% for the first half of 2018. Non-GAAP ROE was 15.45% for the second quarter of 2019, compared to 17.02% for the second quarter of 2018. For the first half of 2019, non-GAAP ROE was 15.28%, compared to 17.03% for the first half of 2018. (See reconciliations of non-GAAP measures presented below under Item 2. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.)

•
Loans: Total loans were $33.73 billion as of June 30, 2019, an increase of $1.35 billion or 4% from $32.39 billion as of December 31, 2018. Growth was well-diversified across single-family residential, commercial real estate (“CRE”), and commercial and industrial (“C&I”) loans.

•
Deposits: Total deposits were $36.48 billion as of June 30, 2019, an increase of $1.04 billion or 3% from $35.44 billion as of December 31, 2018. Growth in time and interest-bearing checking deposits was partially offset by a decline in noninterest-bearing demand and money market deposits.

•
Asset Quality Metrics: The allowance for loan losses was $330.6 million or 0.98% of loans held-for-investment as of June 30, 2019, compared to $311.3 million or 0.96% of loans held-for-investment as of December 31, 2018. Non-PCI nonperforming assets were $119.3 million or 0.28% of total assets as of June 30, 2019, an increase from $93.0 million or 0.23% of total assets as of December 31, 2018. Second quarter 2019 net charge-offs were $7.6 million or annualized 0.09% of average loans held-for-investment, a decrease from $10.6 million or annualized 0.14% of average loans held-for-investment for the second quarter of 2018. For the first half of 2019, net charge-offs were $22.1 million or annualized 0.14% of average loans held-for-investment, compared to $20.4 million or annualized 0.14% of average loans held-for-investment for the first half of 2018.

•
Capital Levels: Our capital levels were strong in 2019. All of the Company’s and the Bank’s regulatory capital ratios were well above required well-capitalized levels. See Item 2. MD&A — Balance Sheet Analysis — Regulatory Capital and Ratios in this Form 10-Q for more information regarding capital.

•
Cash Dividend Increase: The quarterly cash common stock dividend for the second quarter of 2019 was $0.275 per share, an increase of $0.075 or 38%, compared to $0.20 per share for the second quarter of 2018. The Company returned $40.5 million and $74.3 million in cash dividends to stockholders during the second quarter and the first half of 2019, respectively, compared to $29.3 million and $58.6 million during the same periods in 2018.

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

Second quarter 2019 net interest income was $367.3 million, an increase of $25.6 million or 8%, compared to $341.7 million for the second quarter of 2018. For the first half of 2019, net interest income was $729.8 million, an increase of $61.4 million or 9%, compared to $668.4 million for the first half of 2018. Net interest income growth was primarily driven by loan growth and the expansion of loan yields, partially offset by a higher cost of funds. Second quarter 2019 net interest margin was 3.73%, a 10 basis point decrease from 3.83% for the second quarter of 2018. For the first half of 2019, net interest margin was 3.76%, a two basis point decrease from 3.78% for the first half of 2018.

The average loan yield for the second quarter of 2019 was 5.28%, a 33 basis point increase from 4.95% for the second quarter of 2018. For the first half of 2019, the average loan yield was 5.29%, a 47 basis point increase from 4.82% for the first half of 2018. The increases in the average loan yield for the second quarter and first half of 2019 reflect the upward repricing of the Company’s loan portfolio in response to rising interest rates. Approximately 70% and 75% of loans were comprised of variable-rate loans and hybrid loans that were in the adjustable rate period as of June 30, 2019 and 2018, respectively. Second quarter 2019 average loans were $32.98 billion, an increase of $3.33 billion or 11% from $29.65 billion for the second quarter of 2018. For the first half of 2019, average loans were $32.70 billion, an increase of $3.27 billion or 11% from $29.43 billion for the first half of 2018. Average loan growth was broad-based across single-family residential, C&I and CRE loans.

Second quarter 2019 average interest-earning assets were $39.46 billion, an increase of $3.69 billion or 10% from $35.77 billion for the second quarter of 2018. This was primarily due to increases of $3.33 billion in average loans and $535.9 million in average interest-bearing cash and deposits with banks, partially offset by a decrease of $183.6 million in average available-for-sale investment securities. For the first half of 2019, average interest-earning assets were $39.11 billion, an increase of $3.46 billion or 10% from $35.64 billion for first half of 2018. This was primarily due to increases of $3.27 billion in average loans and $396.2 million in average interest-bearing cash and deposits with banks, partially offset by a decrease of $197.8 million in average available-for-sale investment securities.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average noninterest-bearing demand deposits provide us with zero-cost funding and totaled $10.24 billion for the second quarter of 2019, compared to $10.98 billion for the second quarter of 2018, a decrease of 7%. Average noninterest-bearing demand deposits were $10.16 billion for the first half of 2019, compared to $11.14 billion for the first half of 2018, a decrease of 9%. Average noninterest-bearing demand deposits made up 29% and 34% of average total deposits for both the second quarter and first half of 2019 and 2018, respectively. Average interest-bearing deposits of $25.09 billion for the second quarter of 2019 increased by $3.70 billion or 17%, from $21.39 billion for the second quarter of 2018. Average interest-bearing deposits of $24.97 billion for the first half of 2019 increased by $3.77 billion or 18%, from $21.20 billion for the first half of 2018.

The cost of funds was 1.19% for the second quarter of 2019, an increase of 48 basis points from 0.71% for the second quarter of 2018. For the first half of 2019, the cost of funds was 1.17%, an increase of 53 basis points from 0.64% for the first half of 2018. The increase in the cost of funds was due to a lower share of noninterest-bearing deposits, as well as an increase in the cost of interest-bearing deposits. The cost of interest-bearing deposits increased 61 basis points to 1.57% for the second quarter of 2019, up from 0.96% for the second quarter of 2018. For the first half of 2019, the cost of interest-bearing deposits increased 67 basis points to 1.53%, up from 0.86% for the first half of 2018. Other sources of funding include FHLB advances, long-term debt and securities sold under repurchase agreements (“repurchase agreements”).

The Company utilizes various tools to manage interest rate risk. Refer to Item 2. MD&A — Asset Liability and Market Risk Management — Interest Rate Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the second quarter of 2019 and 2018:

($ in thousands)	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,852,060	$16,861	2.37%	$2,316,194	$11,715	2.03%
Securities purchased under resale agreements (“Resale agreements”) (2)	999,835	7,343	2.95%	996,154	7,182	2.89%
Available-for-sale investment securities (3)(4)	2,551,383	15,685	2.47%	2,735,023	15,059	2.21%
Loans (5)(6)	32,981,374	434,450	5.28%	29,646,766	365,555	4.95%
Restricted equity securities	76,449	505	2.65%	73,671	800	4.36%
Total interest-earning assets	$39,461,101	$474,844	4.83%	$35,767,808	$400,311	4.49%
Noninterest-earning assets:
Cash and due from banks	439,449			432,401
Allowance for loan losses	(321,335)			(292,645)
Other assets	1,966,226			1,661,331
Total assets	$41,545,441			$37,568,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$5,221,110	$15,836	1.22%	$4,387,479	$8,416	0.77%
Money market deposits	7,856,055	28,681	1.46%	7,880,601	18,805	0.96%
Savings deposits	2,106,626	2,477	0.47%	2,214,793	2,035	0.37%
Time deposits	9,904,726	50,970	2.06%	6,907,174	22,009	1.28%
Federal funds purchased and other short-term borrowings	35,575	361	4.07%	11,695	124	4.25%
FHLB advances	533,841	4,011	3.01%	324,665	2,552	3.15%
Repurchase agreements (2)	50,000	3,469	27.83%	50,000	3,042	24.40%
Long-term debt and finance lease liabilities	152,608	1,713	4.50%	161,727	1,649	4.09%
Total interest-bearing liabilities	$25,860,541	$107,518	1.67%	$21,938,134	$58,632	1.07%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	10,237,868			10,984,950
Accrued expenses and other liabilities	762,684			583,500
Stockholders’ equity	4,684,348			4,062,311
Total liabilities and stockholders’ equity	$41,545,441			$37,568,895
Interest rate spread			3.16%			3.42%
Net interest income and net interest margin		$367,326	3.73%		$341,679	3.83%

(1)	Annualized.

(2)
Average balances of resale and repurchase agreements have been reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 2.70% and 2.63% for the second quarter of 2019 and 2018, respectively. The weighted-average interest rates of gross repurchase agreements were 4.93% and 4.48% for the second quarter of 2019 and 2018, respectively.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of premiums on investment securities of $2.9 million and $3.3 million for the second quarter of 2019 and 2018, respectively.

(5)	Average balances include nonperforming loans and loans held-for-sale.

(6)
Includes the accretion of net deferred loan fees, unearned fees and ASC 310-30 discounts, and amortization of premiums, which totaled $8.8 million and $11.2 million for the second quarter of 2019 and 2018, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first half of 2019 and 2018:

($ in thousands)	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,716,128	$32,331	2.40%	$2,319,962	$22,660	1.97%
Resale agreements (2)	1,017,320	15,189	3.01%	1,022,928	14,116	2.78%
Available-for-sale investment securities (3)(4)	2,596,590	31,433	2.44%	2,794,350	30,515	2.20%
Loans (5)(6)	32,699,644	857,984	5.29%	29,430,537	703,459	4.82%
Restricted equity securities	75,348	1,218	3.26%	73,661	1,434	3.93%
Total interest-earning assets	$39,105,030	$938,155	4.84%	$35,641,438	$772,184	4.37%
Noninterest-earning assets:
Cash and due from banks	453,725			437,848
Allowance for loan losses	(317,909)			(289,259)
Other assets	1,903,306			1,685,488
Total assets	$41,144,152			$37,475,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$5,245,845	$30,091	1.16%	$4,473,111	$15,143	0.68%
Money market deposits	7,967,831	58,915	1.49%	8,075,796	34,645	0.87%
Savings deposits	2,099,058	4,704	0.45%	2,332,966	4,056	0.35%
Time deposits	9,658,181	96,259	2.01%	6,315,194	36,557	1.17%
Federal funds purchased and other short-term borrowings	47,939	977	4.11%	6,314	131	4.18%
FHLB advances	436,475	6,990	3.23%	329,367	4,812	2.95%
Repurchase agreements (2)	50,000	6,961	28.07%	50,000	5,348	21.57%
Long-term debt and finance lease liabilities	152,485	3,471	4.59%	164,179	3,120	3.83%
Total interest-bearing liabilities	$25,657,814	$208,368	1.64%	$21,746,927	$103,812	0.96%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	10,155,079			11,136,389
Accrued expenses and other liabilities	720,028			599,195
Stockholders’ equity	4,611,231			3,993,004
Total liabilities and stockholders’ equity	$41,144,152			$37,475,515
Interest rate spread			3.20%			3.41%
Net interest income and net interest margin		$729,787	3.76%		$668,372	3.78%

(1)	Annualized.

(2)
Average balances of resale and repurchase agreements have been reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 2.75% and 2.57% for the first half of 2019 and 2018, respectively. The weighted-average interest rates of gross repurchase agreements were 4.97% and 4.21% for the first half of 2019 and 2018, respectively.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of premiums on investment securities of $6.0 million and $8.2 million for the first half of 2019 and 2018, respectively.

(5)	Average balances include nonperforming loans and loans held-for-sale.

(6)
Includes the accretion of net deferred loan fees, unearned fees and ASC 310-30 discounts, and amortization of premiums, which totaled $16.8 million and $19.4 million for the first half of 2019 and 2018, respectively.

The following table summarizes the extent to which changes in (1) interest rates; and (2) average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and interest rate. Changes that are not solely due to either volume or rate are allocated proportionally based on the absolute value of the change related to average volume and average rate. Nonaccrual loans are included in average loans to compute the table below:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$5,146	$2,975	$2,171	$9,671	$4,241	$5,430
Resale agreements	161	27	134	1,073	(78)	1,151
Available-for-sale investment securities	626	(1,054)	1,680	918	(2,252)	3,170
Loans	68,895	42,864	26,031	154,525	82,202	72,323
Restricted equity securities	(295)	29	(324)	(216)	32	(248)
Total interest and dividend income	$74,533	$44,841	$29,692	$165,971	$84,145	$81,826
Interest-bearing liabilities:
Checking deposits	$7,420	$1,828	$5,592	$14,948	$2,978	$11,970
Money market deposits	9,876	(59)	9,935	24,270	(469)	24,739
Savings deposits	442	(104)	546	648	(437)	1,085
Time deposits	28,961	11,982	16,979	59,702	25,261	34,441
Federal funds purchased and other short-term borrowings	237	243	(6)	846	848	(2)
FHLB advances	1,459	1,576	(117)	2,178	1,681	497
Repurchase agreements	427	—	427	1,613	—	1,613
Long-term debt and finance lease liabilities	64	(96)	160	351	(234)	585
Total interest expense	$48,886	$15,370	$33,516	$104,556	$29,628	$74,928
Change in net interest income	$25,647	$29,471	$(3,824)	$61,415	$54,517	$6,898

Noninterest Income

The following table presents the components of noninterest income for the second quarter and first half of 2019 and 2018:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Lending fees	$16,242	$14,692	11%	$31,038	$28,705	8%
Deposit account fees	9,788	10,140	(3)%	19,429	20,570	(6)%
Foreign exchange income	7,286	6,822	7%	12,301	7,992	54%
Wealth management fees	3,800	4,501	(16)%	7,612	7,454	2%
Interest rate contracts and other derivative income	10,398	6,570	58%	13,614	13,260	3%
Net gains on sales of loans	15	2,354	(99)%	930	3,936	(76)%
Net gains on sales of available-for-sale investment securities	1,447	210	NM	3,008	2,339	29%
Net gain on sale of business	—	—	—	—	31,470	(100)%
Other income	3,783	2,979	27%	6,958	6,986	0%
Total noninterest income	$52,759	$48,268	9%	$94,890	$122,712	(23)%

NM — Not meaningful.

Noninterest income comprised 13% and 12% of total revenue for the second quarter and the first half of 2019, respectively, compared to 12% and 16% for the second quarter and the first half of 2018, respectively. Second quarter of 2019 noninterest income was $52.8 million, an increase of $4.5 million or 9%, compared to $48.3 million for the second quarter of 2018. This increase was primarily due to increases in interest rate contracts and other derivative income, as well as in lending fees, partially offset by a decrease in net gains on sales of loans. First half of 2019 noninterest income was $94.9 million, a decrease of $27.8 million or 23%, compared to $122.7 million for the first half of 2018. This decrease was primarily due to decreases in net gain on sale of business and net gains on sales of loans, partially offset by increases in foreign exchange income and in lending fees. The following discussion provides the composition of the major changes in noninterest income.

Lending fees increased by $1.6 million or 11% to $16.2 million for the second quarter of 2019, and increased by $2.3 million or 8% to $31.0 million for the first half of 2019. Growth was broad-based, reflecting increases in letter of credit issuance fees, including credit enhancement fees and ancillary loan fees.

Foreign exchange income increased by $464 thousand or 7% to $7.3 million for the second quarter of 2019, and increased by $4.3 million or 54% to $12.3 million for the first half of 2019. The increase for the second quarter of 2019 primarily reflected an increased volume of foreign exchange transactions, partially offset by revaluation changes on certain foreign currency-denominated balance sheet items. The increase for the first half of 2019 primarily reflected increased volume of foreign exchange transactions and favorable revaluations of certain foreign currency-denominated balance sheet items.

Interest rate contracts and other derivative income increased by $3.8 million or 58% to $10.4 million for the second quarter of 2019, and increased by $354 thousand or 3% to $13.6 million for the first half of 2019. These increases reflected strong customer demand for interest rate swaps in response to the inverted yield curve.

Net gains on sales of loans decreased by $2.3 million or 99% to $15 thousand for the second quarter of 2019, and decreased by $3.0 million or 76% to $930 thousand for the first half of 2019. The higher net gains on sales of loans during the second quarter and first half of 2018 were due to higher volume of Small Business Administration loans sold in 2018.

Net gain on sale of business in the first half of 2018 reflected the $31.5 million pre-tax gain recognized from the sale of the Bank’s eight DCB branches as discussed in Note 3 — Dispositions to the Consolidated Financial Statements in this Form 10-Q.

Noninterest Expense

The following table presents the components of noninterest expense for the second quarter and first half of 2019 and 2018:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Compensation and employee benefits	$100,531	$93,865	7%	$202,830	$189,099	7%
Occupancy and equipment expense	17,362	16,707	4%	34,680	33,587	3%
Deposit insurance premiums and regulatory assessments	2,919	5,832	(50)%	6,007	12,105	(50)%
Legal expense	2,355	2,837	(17)%	4,580	5,092	(10)%
Data processing	3,460	3,327	4%	6,617	6,728	(2)%
Consulting expense	2,069	5,120	(60)%	4,128	7,472	(45)%
Deposit related expense	3,338	2,922	14%	6,842	5,601	22%
Computer software expense	6,211	5,549	12%	12,289	10,603	16%
Other operating expense	22,679	20,779	9%	44,968	38,386	17%
Amortization of tax credit and other investments	16,739	20,481	(18)%	41,644	37,881	10%
Total noninterest expense	$177,663	$177,419	0%	$364,585	$346,554	5%

Second quarter 2019 noninterest expense was $177.7 million, an increase of $244 thousand, compared to $177.4 million for the second quarter of 2018. The increases in compensation and employee benefits and other operating expense were almost fully offset by decreases in amortization of tax credits and other investments, consulting expense, and deposit insurance premiums and regulatory assessments. For the first half of 2019, noninterest expense was $364.6 million, an increase of $18.0 million or 5%, compared to $346.6 million for the first half of 2018. This increase was primarily attributable to increases in compensation and employee benefits, other operating expense and amortization of tax credit and other investments, partially offset by decreases in deposit insurance premiums and regulatory assessments and consulting expense.

Compensation and employee benefits increased by $6.7 million or 7% to $100.5 million for the second quarter of 2019, and increased by $13.7 million or 7% to $202.8 million for the first half of 2019. These increases were primarily attributable to staffing growth to support the Company’s growing business and annual employee merit increases.

Deposit insurance premiums and regulatory assessments decreased by $2.9 million or 50% to $2.9 million for the second quarter of 2019, and decreased by $6.1 million or 50% to $6.0 million for the first half of 2019. These decreases were primarily due to lower Federal Deposit Insurance Corporation (“FDIC”) assessment rates. Effective October 1, 2018, the FDIC removed the temporary surcharge applied on the larger banks’ assessment base, given that the Deposit Insurance Fund Reserve Ratio exceeded its statutory minimum requirement of 1.35%.

Consulting expense decreased by $3.1 million or 60% to $2.1 million for the second quarter of 2019, and decreased by $3.3 million or 45% to $4.1 million for the first half of 2019. These decreases were primarily due to a reduction in consulting expense related to digital banking, loan-related operations and compliance projects.

Other operating expense primarily consists of marketing, telecommunications and postage, travel, charitable contributions, loan-related expenses and other miscellaneous expense categories. Other operating expense increased by $1.9 million or 9% to $22.7 million for the second quarter of 2019, primarily due to increases in loan-related, marketing and corporate event expenses, partially offset by decreases in recruitment and travel expenses. For the first half of 2019, other operating expense increased by $6.6 million or 17% to $45.0 million, primarily due to increases in marketing and loan-related expenses, as well as lower gains on sale of, other real estate owned (“OREO”), partially offset by a decrease in recruitment expense.

Amortization of tax credit and other investments decreased by $3.7 million or 18% to $16.7 million for the second quarter of 2019, compared to the second quarter of 2018. This decrease was primarily due to a decrease in tax credit investments placed in service during this period, partially offset by $2.9 million in other-than-temporary impairment (“OTTI”) charges related to a historic tax credit investment and a Community Reinvestment Act (“CRA”) investment. For the first half of 2019, amortization of tax credit and other investments increased by $3.8 million or 10% to $41.6 million, compared to the first half of 2018. This increase was due to the $7.0 full write-off of the DC Solar tax credit investments, as well as the $2.9 million OTTI charges related to a historic tax credit investment and a CRA investment, partially offset by a decrease in tax credit investments placed in service during this period.

Income Taxes

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Income before income taxes	$223,177	$196,992	13%	$418,268	$408,776	2%
Income tax expense	$72,797	$24,643	195%	$103,864	$49,395	110%
Effective tax rate	32.6%	12.5%	20%	24.8%	12.1%	13%

The effective tax rates were 32.6% and 24.8% for the second quarter and first half of 2019, respectively, compared to 12.5% and 12.1% for the same periods in 2018. The year-over-year increases in the effective tax rate were primarily due to the $30.1 million of additional income tax expense recorded in the second quarter of 2019 to reverse certain previously claimed tax credits related to the Company’s investment in DC Solar. Excluding this $30.1 million of additional income tax expense, non-GAAP effective tax rates for the second quarter and first half of 2019 were 19.1% and 12.5%, respectively. (See reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.) In addition, a year-over-year decrease in tax credits recognized from investments in renewable energy and historic rehabilitation tax credit projects contributed to the higher effective tax rates in the second quarter and first half of 2019.

The Company invested in four solar energy tax credit funds in the years 2014, 2015, 2017 and 2018 as a limited member. These tax credit funds engaged in the acquisition and leasing of mobile solar generators through DC Solar entities. The Company’s investments in the DC Solar tax credit funds qualified for federal energy tax credit under Section 48 of the Internal Revenue Code of 1986, as amended. The Company also received a “should” level legal opinion from an external law firm supporting the legal structure of the investments for tax credit purposes. These investments were recorded in Investments in tax credit and other investments, net on the Consolidated Balance Sheet and were accounted for under the equity method of accounting. For reasons that were not known or knowable to the Company, DC Solar had its assets frozen in December 2018. DC Solar filed for bankruptcy protection in February 2019. In February 2019, an affidavit from a Federal Bureau of Investigation special agent stated that DC Solar was operating a fraudulent “Ponzi-like scheme” and that the majority of the mobile solar generators sold to investors and managed by DC Solar, as well as the majority of the related lease revenues claimed to have been received by DC Solar may not have existed.
During the first quarter of 2019, the Company fully wrote off its tax credit investments related to DC Solar and recorded a $7.0 million OTTI charge within Amortization of tax credit and other investments on the Consolidated Statement of Income. The Company concluded that there would be no material future cash flows related to these investments, in part because of the fact that DC Solar has ceased operations and its bankruptcy case had been converted from Chapter 11 to Chapter 7 on March 22, 2019. More discussion regarding the Company’s impairment evaluation and monitoring process of tax credit investments is provided in Note 4 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q.
Investors in DC Solar funds, including the Company, received tax credits for making these renewable energy investments. The Company had claimed tax credits of approximately $53.9 million in the Consolidated Financial Statements between 2014 and 2018, reduced by a deferred tax liability of $5.7 million related to the 50% tax basis reduction, for a net impact to the Consolidated Financial Statements of $48.2 million. During the second quarter of 2019, the Company reversed $33.6 million out of the $53.9 million previously claimed tax credits, and $3.5 million out of the $5.7 million deferred tax liability, resulting in $30.1 million of additional income tax expense.
ASC 740-10-25-6 states in part, that an entity shall initially recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. The term “more-likely-than-not” means a likelihood of more than 50 percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. The level of evidence that is necessary and appropriate to support the technical merits of a tax position is subject to judgment and depends on available information as of the balance sheet date. Under ASC 740, Income Taxes, an entity should not consider new information that is received after the balance sheet date, when evaluating an uncertain tax position as of the balance sheet date. Based on the available information known as of December 31, 2018 and March 31, 2019, the Company reassessed the technical merits of the position taken and concluded, based on initial and ongoing due diligence performed by the Company, it believed that the DC Solar related tax credits the Company had previously claimed continued to meet the more-likely-than-not criterion for recognition as of those dates.
During the first quarter of 2019, the Company, in coordination with other fund investors, engaged an unaffiliated third party inventory firm to report on the actual number of mobile solar generators in existence. As of June 30, 2019, based on the latest inventory report, none of the mobile service generators that had been purchased by the Company’s 2017 and 2018 tax credit funds were found. On the other hand, a vast majority of the Company’s mobile solar generators purchased by the Company’s 2014 and 2015 tax credit funds were found. Therefore, as of June 30, 2019, based on this inventory information, as well as management’s best judgments regarding the future settlement of the related tax positions with the Internal Revenue Service, the Company concluded that a portion of the previously claimed tax credits would be recaptured. Accordingly, the Company recorded $30.1 million in income tax expense in the second quarter of 2019.
The Company continues to conduct an ongoing investigation to gather information related to this matter, including tracking asset seizures of DC Solar and ongoing federal investigations. There can be no assurance that the Company will not recognize additional income tax expense as new information becomes available, or due to changes in tax laws, case law and regulations; or that the Company will not ultimately need to reverse the remaining tax credits previously claimed. For additional information on the risks surrounding the Company’s investments in tax-advantaged projects, see Item 1A. Risk Factors in the Company’s 2018 Form 10-K.
Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other.

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. The Consumer and Business Banking segment also originates commercial loans for small and medium-sized enterprises through the Company’s branch network. Other products and services provided by the Consumer and Business Banking segment include wealth management, treasury management and foreign exchange services.

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

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The internal reporting process derives operating segment results by utilizing allocation methodologies for revenue and expenses. Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process. The process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal funds transfer pricing rates, which are based on market interest rates and other factors. The internal funds transfer pricing rates, which are applied to both FTP charges for loans and FTP credit for deposits, increase as the market interest rates increase, and vice versa. The treasury function within the Other segment is responsible for the liquidity and interest rate management of the Company. Therefore, the net spread between the total internal funds transfer pricing charges and credits is recorded as part of net interest income in the Other segment.

The Company’s internal funds transfer pricing process is managed by the treasury function within the Other segment. The process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as providing a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The Company’s internal funds transfer pricing assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions. Noninterest income and noninterest expense directly attributable to a segment are assigned to the related business segment. Indirect costs, including technology-related costs and corporate overhead, are allocated based on a segment’s estimated usage using factors, including but not limited to, full-time equivalent employees, net interest margin, and loan and deposit volume. Charge-offs are allocated to the respective segment directly associated with the loans that are charged off, and the remaining provision for credit losses is allocated to each segment based on loan volume. The Company’s internal reporting process utilizes a full-allocation methodology. Under this methodology, corporate expenses and indirect expenses incurred by the Other segment are allocated to the Consumer and Business Banking and the Commercial Banking segments, except certain treasury-related expenses and insignificant unallocated expenses.

During the first quarter of 2019, the Company enhanced its segment cost allocation methodology related to stock compensation expense and bonus accrual. Effective first quarter of 2019, stock compensation expense is allocated to all three segments, whereas it was previously recorded in the Other segment as a corporate expense. In addition, bonus expense is now allocated at a more granular level at the segment level. For comparability, segment information for the second quarter and first half of 2018 has been restated to conform to the current presentation.

The following tables present the selected segment information for the second quarter and first half of 2019 and 2018:

($ in thousands)	Three Months Ended June 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$151,352	$151,222	$64,752	$367,326
Provision for credit losses	$1,616	$17,629	$—	$19,245
Noninterest income	$14,503	$33,656	$4,600	$52,759
Noninterest expense	$83,656	$67,303	$26,704	$177,663
Segment income before income taxes	$80,583	$99,946	$42,648	$223,177
Segment net income	$57,612	$71,565	$21,203	$150,380

($ in thousands)	Three Months Ended June 30, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$180,348	$153,878	$7,453	$341,679
Provision for credit losses	$3,414	$12,122	$—	$15,536
Noninterest income	$14,585	$30,744	$2,939	$48,268
Noninterest expense	$84,459	$60,573	$32,387	$177,419
Segment income (loss) before income taxes	$107,060	$111,927	$(21,995)	$196,992
Segment net income	$76,710	$80,425	$15,214	$172,349

($ in thousands)	Six Months Ended June 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$317,540	$298,462	$113,785	$729,787
Provision for credit losses	$4,629	$37,195	$—	$41,824
Noninterest income	$28,275	$58,200	$8,415	$94,890
Noninterest expense	$171,562	$137,847	$55,176	$364,585
Segment income before income taxes	$169,624	$181,620	$67,024	$418,268
Segment net income	$121,267	$130,064	$63,073	$314,404

($ in thousands)	Six Months Ended June 30, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$356,296	$298,358	$13,718	$668,372
Provision for credit losses	$6,507	$29,247	$—	$35,754
Noninterest income	$59,033	$58,182	$5,497	$122,712
Noninterest expense	$171,776	$121,875	$52,903	$346,554
Segment income (loss) before income taxes	$237,046	$205,418	$(33,688)	$408,776
Segment net income	$169,844	$147,454	$42,083	$359,381

Consumer and Business Banking

The Consumer and Business Banking segment reported segment net income of $57.6 million for the second quarter of 2019, compared to $76.7 million for the same period in 2018. The $19.1 million or 25% decrease in segment net income was primarily driven by a decrease in net interest income, partially offset by a corresponding decrease in income tax expense. Second quarter 2019 net interest income for this segment was $151.4 million, a decrease of $29.0 million or 16% compared to $180.3 million for the second quarter of 2018, reflecting higher interest expense paid on customer deposits. The year-over-year decrease in income tax expense reflected the decrease in segment pre-tax income.

The Consumer and Business Banking segment reported segment net income of $121.3 million for the first half of 2019, compared to $169.8 million for the same period in 2018. The $48.6 million or 29% decrease in segment net income was primarily driven by decreases in net interest income and noninterest income, partially offset by a corresponding decrease in income tax expense. Net interest income for this segment was $317.5 million for the first half of 2019, a decrease of $38.8 million or 11% from $356.3 million for the first half in 2018, reflecting higher interest expense paid on customer deposits. Noninterest income for this segment was $28.3 million for the first half of 2019, a decrease of $30.8 million or 52% compared to $59.0 million for the first half of 2018. Noninterest income for the first half of 2018 included a non-recurring pre-tax gain of $31.5 million from the sale of the Bank’s eight DCB branches, recognized in the first quarter of 2018. The year-over-year decrease in income tax expense reflected the decrease in segment pre-tax income.

Commercial Banking

The Commercial Banking segment reported segment net income of $71.6 million for the second quarter of 2019, compared to $80.4 million for the same period in 2018. The $8.9 million or 11% decrease in segment net income was primarily driven by increases in noninterest expense and the provision for credit losses, partially offset by a corresponding decrease in income tax expense. Second quarter 2019 noninterest expense for this segment was $67.3 million, an increase of $6.7 million or 11% from $60.6 million for the second quarter of 2018, primarily due to an increase in compensation and employee benefits. Second quarter 2019 provision for credit losses for this segment was $17.6 million, an increase of $5.5 million or 45% from $12.1 million for the second quarter of 2018. The year-over-year decrease in income tax expense reflected the decrease in segment pre-tax income.

The Commercial Banking segment reported segment net income of $130.1 million for the first half of 2019, compared to $147.5 million for the same period in 2018. The $17.4 million or 12% decrease in segment net income was primarily driven by increases in noninterest expense and the provision for credit losses, partially offset by a corresponding decrease in income tax expense. Noninterest expense for this segment was $137.8 million for the first half of 2019, an increase of $16.0 million or 13% from $121.9 million for the first half of 2018, primarily due to an increase in compensation and employee benefits. Provision for credit losses for this segment was $37.2 million for the first half of 2019, an increase of $7.9 million or 27% compared to $29.2 million for the first half of 2018. The decrease in income tax expense reflected the decrease in segment pre-tax income.

Other

The Other segment reported pre-tax income of $42.6 million and segment net income of $21.2 million for the second quarter of 2019, reflecting an income tax expense of $21.4 million. The Other segment reported a pre-tax loss of $22.0 million and net income of $15.2 million for the second quarter of 2018, reflecting an income tax benefit of $37.2 million. The increase in pre-tax income was primarily driven by an increase in net interest income and a decrease in noninterest expense. Net interest income attributable to the Other segment increased by $57.3 million or 769% to $64.8 million for the second quarter of 2019, up from $7.5 million for the second quarter of 2018. This increase in net interest income reflects the increase in the net spread between the total internal FTP charges for loans and total internal FTP credits for deposits, which widened due to the inverted yield curve. Second quarter 2019 noninterest expense for this segment was $26.7 million, a decrease of $5.7 million or 18% compared to $32.4 million for the second quarter of 2018, primarily due to a decrease in the amortization of tax credit and other investments, which is assigned to the Other segment in its entirety. The decrease in the amortization of tax credit and other investments was primarily due to decreases in investments in renewable energy and historic rehabilitation tax credit projects placed in service, partially offset by a $2.9 million OTTI charge related to a historic tax credit and a CRA investment.

The Other segment reported pre-tax income of $67.0 million and net income of $63.1 million for the first half of 2019, reflecting an income tax expense of $4.0 million. The Other segment reported pre-tax loss of $33.7 million and net income of $42.1 million for the first half of 2018, reflecting an income tax benefit of $75.8 million. The increase in pre-tax income was primarily driven by an increase in net interest income. Net interest income attributable to the Other segment increased by $100.1 million or 729% to $113.8 million for the first half of 2019, up from $13.7 million for the same period in 2018. This increase in net interest income reflects the increase in the net spread between the total internal FTP charges for loans and total internal FTP credits for deposits, which widened due to the inverted yield curve.

The income tax expense or benefit in the Other segment consists of the remaining unallocated income tax expense or benefit after allocating income tax expense to the other two segments. Income tax expense is allocated to the Consumer and Business Banking and Commercial Banking segments by applying segment effective tax rates to the segment pre-tax income. The year-over-year increases in the Other segment income tax expense for the second quarter and first half of 2019 was driven by the same reasons for the increase in the Company’s effective tax rate. For additional information, refer to Item 2. MD&A — Results of Operations — Income Taxes in this Form 10-Q.

Balance Sheet Analysis

The following table presents a discussion of the significant changes between June 30, 2019 and December 31, 2018:

Selected Consolidated Balance Sheet Data

($ in thousands)	June 30, 2019	December 31, 2018	Change
			$	%
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,621,614	$3,001,377	$620,237	21%
Interest-bearing deposits with banks	150,273	371,000	(220,727)	(59)%
Resale agreements	1,010,000	1,035,000	(25,000)	(2)%
Available-for-sale investment securities, at fair value	2,592,913	2,741,847	(148,934)	(5)%
Restricted equity securities, at cost	78,093	74,069	4,024	5%
Loans held-for-sale	3,879	275	3,604	NM
Loans held-for-investment (net of allowance for loan losses of $330,625 in 2019 and $311,322 in 2018)	33,399,752	32,073,867	1,325,885	4%
Investments in qualified affordable housing partnerships, net	198,466	184,873	13,593	7%
Investments in tax credit and other investments, net	210,387	231,635	(21,248)	(9)%
Premises and equipment	121,498	119,180	2,318	2%
Goodwill	465,697	465,547	150	0%
Operating lease right-of-use assets	109,032	—	109,032	100%
Other assets	930,754	743,686	187,068	25%
TOTAL	$42,892,358	$41,042,356	$1,850,002	5%
LIABILITIES
Noninterest-bearing	$10,599,088	$11,377,009	$(777,921)	(7)%
Interest-bearing	25,878,454	24,062,619	1,815,835	8%
Total deposits	36,477,542	35,439,628	1,037,914	3%
Short-term borrowings	19,972	57,638	(37,666)	(65)%
FHLB advances	745,074	326,172	418,902	128%
Repurchase agreements	50,000	50,000	—	—%
Long-term debt and finance lease liabilities	152,506	146,835	5,671	4%
Operating lease liabilities	117,448	—	117,448	100%
Accrued expenses and other liabilities	595,223	598,109	(2,886)	(0)%
Total liabilities	38,157,765	36,618,382	1,539,383	4%
STOCKHOLDERS’ EQUITY	4,734,593	4,423,974	310,619	7%
TOTAL	$42,892,358	$41,042,356	$1,850,002	5%

NM — Not meaningful.

As of June 30, 2019, total assets were $42.89 billion, an increase of $1.85 billion or 5% from December 31, 2018, primarily due to well-diversified loan portfolio growth and an increase in cash and cash equivalents. The loan portfolio growth was driven by strong increases in single-family residential, CRE, and C&I loans. Total assets increase was also partially due to the Company’s adoption of ASU 2016-02, Leases (Topic 842), in which $109.0 million in operating lease right-of-use assets was recorded on the Consolidated Balance Sheet as of June 30, 2019. These increases were partially offset by decreases in interest-bearing deposits with banks and available-for-sale investment securities.

As of June 30, 2019, total liabilities were $38.16 billion, an increase of $1.54 billion or 4% from December 31, 2018, primarily due to a $1.04 billion increase in deposits and $418.9 million increase in FHLB advances. The increase in deposits was largely driven by increases in time and interest-bearing checking deposits, partially offset by a decline in noninterest-bearing demand deposits. In addition, $117.4 million in operating lease liabilities were recorded as a result of the Company’s adoption of ASU 2016-02, Leases (Topic 842).

As of June 30, 2019, total stockholders’ equity was $4.73 billion, an increase of $310.6 million or 7% from December 31, 2018. This increase was primarily due to an increase of $314.4 million in net income, partially offset by $74.3 million of cash dividends declared on common stock.

Investment Securities

The Company maintains an investment securities portfolio that consists of high quality and liquid securities with relatively short durations to minimize overall interest rate and liquidity risks. The Company’s available-for-sale investment securities provide:

•	interest income for earnings and yield enhancement;

•	availability for funding needs that arise during the normal course of business;

•
the ability to execute interest rate risk management strategies in response to changes in economic or market conditions, which could influence loan origination, prepayment speeds, or deposit balances and mix; and

•	collateral to support pledging agreements as required and/or to enhance the Company’s borrowing capacity.

Available-for-Sale Investment Securities

As of June 30, 2019 and December 31, 2018, the Company’s available-for-sale investment securities portfolio was primarily composed of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. Treasury securities and foreign bonds. Investment securities classified as available-for-sale are carried at their fair value with the corresponding changes in fair value recorded in Accumulated other comprehensive loss, net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheet.

The following table presents the amortized cost and fair value by major categories of available-for-sale investment securities as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$329,209	$326,535	$577,561	$564,815
U.S. government agency and U.S. government sponsored enterprise debt securities	239,732	241,967	219,485	217,173
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	1,307,946	1,318,406	1,377,705	1,355,296
Municipal securities	86,776	87,529	82,965	82,020
Non-agency mortgage-backed securities	93,209	95,088	35,935	35,983
Corporate debt securities	11,250	11,156	11,250	10,869
Foreign bonds	489,392	484,416	489,378	463,048
Asset-backed securities	27,991	27,816	12,621	12,643
Total available-for-sale investment securities	$2,585,505	$2,592,913	$2,806,900	$2,741,847

The fair value of available-for-sale investment securities totaled $2.59 billion as of June 30, 2019, compared to $2.74 billion as of December 31, 2018. The $148.9 million or 5% decrease was primarily attributable to the sales, repayments and maturities of U.S. Treasury securities, and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, partially offset by purchases of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, U.S. government agency and U.S. government sponsored enterprise debt securities, and non-agency mortgage-back securities.

The Company’s investment securities portfolio had an effective duration of 2.9 as of June 30, 2019 compared to 4.1 as of December 31, 2018, primarily due to the decline in interest rates. As of June 30, 2019 and December 31, 2018, 98% and 99%, respectively, of the carrying value of the investment securities portfolio was rated “AA-” or “Aa3” or higher by nationally recognized statistical rating organizations. Credit ratings of BBB- or higher by Standard and Poor’s (“S&P”) and Fitch Ratings (“Fitch”), or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are considered investment grade.

As of June 30, 2019, the Company’s net unrealized gains on available-for-sale investment securities were $7.4 million, which increased from net unrealized losses of $65.1 million as of December 31, 2018, primarily due to the decrease in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $13.8 million as of June 30, 2019, compared to $70.8 million as of December 31, 2018. Of the securities with gross unrealized losses, approximately 99% and 100% were rated investment grade as of June 30, 2019 and December 31, 2018, respectively, classified primarily based upon the lowest of the credit ratings issued by S&P, Moody’s, or Fitch. As of June 30, 2019, the Company had no intention to sell securities with unrealized losses and believed it is more-likely-than-not that it would not be required to sell such securities before recovery of their amortized cost.

The Company assesses individual securities for OTTI for each reporting period. There were no OTTI credit losses recognized in earnings for the second quarter, as well as the first half of both 2019 and 2018. For additional information on our accounting policies, valuation and composition, see Note 1 — Summary of Significant Accounting Policies in the Company’s 2018 Form 10-K, Note 4 — Fair Value Measurement and Fair Value of Financial Instruments and Note 6 — Securities to the Consolidated Financial Statements in this Form 10-Q, respectively.

The following table presents the weighted-average yields and contractual maturity distribution of the Company’s investment securities as of June 30, 2019 and December 31, 2018. Actual maturities of the investment securities can differ from contractual maturities due to prepayments or embedded call options. In addition, factors such as interest rate changes may affect the yields on the carrying value of the investment securities.

($ in thousands)	June 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
Available-for-sale investment securities:
U.S. Treasury securities:
Maturing in one year or less	$—	$—	—%	$50,134	$49,773	1.08%
Maturing after one year through five years	329,209	326,535	1.39%	527,427	515,042	1.69%
Total	329,209	326,535	1.39%	577,561	564,815	1.64%
U.S. government agency and U.S. government sponsored enterprise debt securities:
Maturing in one year or less	72,573	72,597	3.10%	26,955	26,909	3.51%
Maturing after one year through five years	11,537	11,600	2.38%	10,181	10,037	2.18%
Maturing after five years through ten years	100,231	100,927	2.21%	114,771	113,812	2.30%
Maturing after ten years	55,391	56,843	2.77%	67,578	66,415	2.79%
Total	239,732	241,967	2.61%	219,485	217,173	2.59%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Maturing in one year or less	2,617	2,608	1.64%	2,633	2,600	1.62%
Maturing after one year through five years	29,257	29,404	2.20%	30,808	30,487	2.11%
Maturing after five years through ten years	80,636	82,858	2.70%	96,822	95,365	2.68%
Maturing after ten years	1,195,436	1,203,536	2.69%	1,247,442	1,226,844	2.74%
Total	1,307,946	1,318,406	2.68%	1,377,705	1,355,296	2.72%
Municipal securities (2):
Maturing in one year or less	30,240	30,353	3.01%	29,167	28,974	2.60%
Maturing after one year through five years	34,989	35,206	2.32%	48,398	47,681	2.39%
Maturing after five years through ten years	12,250	12,672	3.15%	500	476	2.38%
Maturing after ten years	9,297	9,298	4.26%	4,900	4,889	5.03%
Total	86,776	87,529	2.89%	82,965	82,020	2.62%
Non-agency mortgage-backed securities:
Maturing after one year through five years	7,920	7,916	4.08%	—	—	—%
Maturing after ten years	85,289	87,172	3.37%	35,935	35,983	3.67%
Total	93,209	95,088	3.43%	35,935	35,983	3.67%
Corporate debt securities:
Maturing in one year or less	1,250	1,244	5.69%	1,250	1,231	5.50%
Maturing after one year through five years	10,000	9,912	4.00%	10,000	9,638	4.00%
Total	11,250	11,156	4.19%	11,250	10,869	4.17%
Foreign bonds:
Maturing in one year or less	479,392	474,503	2.25%	439,378	414,065	2.19%
Maturing after one year through five years	10,000	9,913	4.02%	50,000	48,983	3.12%
Total	489,392	484,416	2.29%	489,378	463,048	2.28%
Asset-backed securities:
Maturing after ten years	27,991	27,816	2.81%	12,621	12,643	3.22%
Total available-for-sale investment securities	$2,585,505	$2,592,913	2.48%	$2,806,900	$2,741,847	2.43%

Total:
Maturing in one year or less	$586,072	$581,305	2.40%	$549,517	$523,552	2.18%
Maturing after one year through five years	432,912	430,486	1.72%	676,814	661,868	1.91%
Maturing after five years through ten years	193,117	196,457	2.47%	212,093	209,653	2.47%
Maturing after ten years	1,373,404	1,384,665	2.75%	1,368,476	1,346,774	2.78%
Total available-for-sale investment securities	$2,585,505	$2,592,913	2.48%	$2,806,900	$2,741,847	2.43%

(1)	Weighted-average yields are computed based on amortized cost balances.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Total Loan Portfolio

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, comprising C&I, CRE, multifamily residential, and construction and land loans, and consumer loans, comprising single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Total net loans, including loans held-for-sale, were $33.40 billion as of June 30, 2019, an increase of $1.33 billion or 4%, from $32.07 billion as of December 31, 2018. This was primarily driven by increases of $458.2 million or 8% in single-family residential loans, $418.6 million or 4% in CRE loans, and $349.9 million or 3% in C&I loans. The composition of the loan portfolio was stable as of June 30, 2019 compared to December 31, 2018.

The following table presents the composition of the Company’s total loan portfolio by segment as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019		December 31, 2018
	Amount (1)%		Amount (1)%
Commercial:
C&I	$12,402,967	37%	$12,056,970	37%
CRE	9,868,433	29%	9,449,835	29%
Multifamily residential	2,372,345	7%	2,281,032	7%
Construction and land	674,798	2%	538,794	2%
Total commercial	25,318,543	75%	24,326,631	75%
Consumer:
Single-family residential	6,494,882	19%	6,036,454	19%
HELOCs	1,575,150	5%	1,690,834	5%
Other consumer	341,802	1%	331,270	1%
Total consumer	8,411,834	25%	8,058,558	25%
Total loans held-for-investment (2)	$33,730,377	100%	$32,385,189	100%
Allowance for loan losses	(330,625)		(311,322)
Loans held-for-sale	3,879		275
Total loans, net	$33,403,631		$32,074,142

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(43.8) million and $(48.9) million as of June 30, 2019 and December 31, 2018, respectively.

(2)	Includes ASC 310-30 discount of $18.9 million and $22.2 million as of June 30, 2019 and December 31, 2018, respectively.

Commercial

The Company’s commercial loan portfolio consisted of 75% of the total loans as of both June 30, 2019 and December 31, 2018, and is discussed below.

Commercial — Commercial and Industrial Loans. C&I loans, which totaled $12.40 billion and $12.06 billion as of June 30, 2019 and December 31, 2018, respectively, accounted for 37% of total loans as of both dates. The C&I loan portfolio was well-diversified by industry, with concentrations in the private equity, wholesale trade, manufacturing, energy and entertainment. The Company’s wholesale trade exposure largely consists of U.S. domiciled companies, many of which are based in California, that import goods from Greater China for U.S. consumer consumption. The Company also had a portfolio of broadly syndicated C&I term loans, which totaled $930.2 million and $778.7 million as of June 30, 2019 and December 31, 2018, respectively. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classifications, setting limits for specialized portfolios and diversification targets. The majority of the C&I loans have variable interest rates.

Commercial — Commercial Real Estate Loans. CRE loans, which totaled $9.87 billion and $9.45 billion as of June 30, 2019 and December 31, 2018, respectively, accounted for 29% of total loans as of both dates. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers. Loans are underwritten with high standards for cash flows, debt service coverage and loan-to-value. As of both June 30, 2019 and December 31, 2018, 20% of the total CRE loans were owner occupied properties; the remainder were non-owner occupied properties where 50% or more of the debt service for the loan is primarily provided by unaffiliated rental income from a third party. The CRE loan portfolio’s interest rates may be fixed, variable or hybrid.

The following tables summarize the Company’s CRE, multifamily residential, and construction and land loans by geographic market as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$5,321,180		$1,411,172		$257,576		$6,989,928
Northern California	2,342,765		577,440		137,700		3,057,905
California	7,663,945	78%	1,988,612	84%	395,276	59%	10,047,833	78%
New York	669,462	7%	97,231	4%	87,456	13%	854,149	7%
Texas	531,176	5%	117,233	5%	9,633	1%	658,042	5%
Washington	296,420	3%	57,781	2%	42,829	6%	397,030	3%
Arizona	129,054	1%	25,982	1%	21,681	3%	176,717	1%
Nevada	96,799	1%	35,454	1%	78,262	12%	210,515	2%
Other markets	481,577	5%	50,052	3%	39,661	6%	571,290	4%
Total loans (1)	$9,868,433	100%	$2,372,345	100%	$674,798	100%	$12,915,576	100%

($ in thousands)	December 31, 2018
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$5,228,305		$1,390,546		$215,370		$6,834,221
Northern California	2,168,055		545,300		133,828		2,847,183
California	7,396,360	79%	1,935,846	85%	349,198	65%	9,681,404	79%
New York	659,026	7%	103,324	5%	46,702	9%	809,052	7%
Texas	509,375	5%	71,683	3%	12,055	2%	593,113	5%
Washington	290,141	3%	56,675	2%	29,079	5%	375,895	3%
Arizona	108,102	1%	24,808	1%	24,890	5%	157,800	1%
Nevada	94,924	1%	44,052	2%	47,897	9%	186,873	2%
Other markets	391,907	4%	44,644	2%	28,973	5%	465,524	3%
Total loans (1)	$9,449,835	100%	$2,281,032	100%	$538,794	100%	$12,269,661	100%

(1)	Loans net of ASC 310-30 discount.

As illustrated by the tables above, due to the Company’s geographical footprint, the Company’s CRE loan concentration is primarily in California, which was 78% and 79% of the CRE loan portfolio as of June 30, 2019 and December 31, 2018, respectively. Accordingly, changes in the California economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

The Company’s CRE portfolio is broadly diversified by property type, which serves to mitigate some of the geographical concentration in California. The following table summarizes the Company’s CRE loan portfolio by property type as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Property types:
Retail	$3,263,625	34%	$3,171,374	33%
Offices	2,297,308	23%	2,160,382	23%
Industrial	1,977,510	20%	1,883,444	20%
Hotel/Motel	1,690,339	17%	1,619,905	17%
Other	639,651	6%	614,730	7%
Total CRE loans (1)	$9,868,433	100%	$9,449,835	100%

(1)	Loans net of ASC 310-30 discount.

Commercial — Multifamily Residential Loans. Multifamily residential loans, which totaled $2.37 billion and $2.28 billion as of June 30, 2019 and December 31, 2018, respectively, accounted for 7% of total loans as of both dates. The multifamily residential loan portfolio is largely comprised of loans secured by smaller multifamily properties ranging from five to 15 units, located in the Company’s primary lending areas. As of June 30, 2019 and December 31, 2018, 84% and 85%, respectively, of the Company’s multifamily residential loans were concentrated in California. The Company offers a variety of first-lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to seven years.

Commercial — Construction and Land Loans. Construction and land loans, which totaled $674.8 million and $538.8 million as of June 30, 2019 and December 31, 2018, respectively, accounted for 2% of total loans as of both dates. Included in the portfolio were construction loans of $593.1 million and $477.2 million as of June 30, 2019 and December 31, 2018, respectively. The unfunded commitments related to the construction loans totaled $415.5 million and $525.1 million, respectively, as of June 30, 2019 and December 31, 2018. The construction portfolio consists of construction financing for hotels, offices, and industrial structures. Similar to CRE and multifamily residential loans, the Company has a geographic concentration of construction and land loans in California.

Consumer

The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geographic market as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019
	Single- Family Residential	%	HELOCs	%	Total	%
Geographic markets:
Southern California	$2,919,487		$767,607		$3,687,094
Northern California	990,348		321,626		1,311,974
California	3,909,835	60%	1,089,233	69%	4,999,068	62%
New York	1,349,806	21%	268,921	17%	1,618,727	20%
Washington	596,634	9%	143,973	9%	740,607	9%
Massachusetts	216,296	3%	34,259	2%	250,555	3%
Texas	183,470	3%	—	—%	183,470	2%
Other markets	238,841	4%	38,764	3%	277,605	4%
Total (1)	$6,494,882	100%	$1,575,150	100%	$8,070,032	100%

($ in thousands)	December 31, 2018
	Single- Family Residential	%	HELOCs	%	Total	%
Geographic markets:
Southern California	$2,768,725		$839,790		$3,608,515
Northern California	954,835		350,008		1,304,843
California	3,723,560	62%	1,189,798	70%	4,913,358	64%
New York	1,165,135	19%	279,792	17%	1,444,927	19%
Washington	572,017	9%	149,579	9%	721,596	9%
Massachusetts	206,920	3%	32,333	2%	239,253	3%
Texas	165,873	3%	—	—%	165,873	2%
Other markets	202,949	4%	39,332	2%	242,281	3%
Total (1)	$6,036,454	100%	$1,690,834	100%	$7,727,288	100%

(1)	Loans net of ASC 310-30 discount.

Consumer — Single-Family Residential Loans. Single-family residential loans, which totaled $6.49 billion and $6.04 billion as of June 30, 2019 and December 31, 2018, respectively, accounted for 19% of total loans as of both dates. As of June 30, 2019 and December 31, 2018, 60% and 62% of the Company’s single-family residential loans, respectively, were concentrated in California. Many of the loans within this portfolio are reduced documentation loans where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. The Company is in a first-lien position for many of these reduced documentation single-family residential loans. These loans have historically experienced low delinquency and default rates. The Company offers a variety of first lien mortgage loan programs, including fixed- and variable-interest rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. HELOCs, which totaled $1.58 billion and $1.69 billion as of June 30, 2019 and December 31, 2018, respectively, accounted for 5% of total loans as of both dates. As of June 30, 2019 and December 31, 2018, 69% and 70% of the Company’s HELOCs, respectively, were concentrated in California. Many of the loans within this portfolio are reduced documentation loans, where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. The Company is in a first-lien position for many of these reduced documentation HELOCs. These loans have historically experienced low delinquency and default rates. The HELOC portfolio is comprised largely of variable-rate loans.

All commercial and consumer loans originated are subject to the Company’s underwriting guidelines and loan origination standards. Management believes that the Company’s underwriting criteria and procedures adequately consider the unique risks associated with these products. The Company conducts a variety of quality control procedures and periodic audits, including the review of lending and legal requirements, to ensure the Company is in compliance with these requirements.

Purchased Credit-Impaired Loans

Loans acquired with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal and interest payments are PCI loans. PCI loans are recorded at fair value as of the date of acquisition. The carrying value of PCI loans totaled $270.9 million and $308.0 million as of June 30, 2019 and December 31, 2018, respectively. PCI loans are considered to be accruing due to the existence of the accretable yield, which represents the cash expected to be collected in excess of their carrying value, and which is not based on consideration given to contractual interest payments. The accretable yield was $64.1 million and $74.9 million as of June 30, 2019 and December 31, 2018, respectively. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of these loans, in excess of the fair value recorded as of the date of acquisition. Loss amounts absorbed by the nonaccretable difference do not affect the Consolidated Statement of Income or the allowance for credit losses. For additional details regarding PCI loans, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

Loans Held-for-Sale

As of June 30, 2019, loans held-for-sale of $3.9 million consisted of C&I loans. In comparison, as of December 31, 2018, loans held-for-sale of $275 thousand consisted of single-family residential loans. At the time of commitment to originate or purchase a loan, a loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. If the Company subsequently changes its intent to hold certain loans, those loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.

Loan Purchases, Transfers and Sales

During the second quarter and first half of 2019, the Company purchased loans held-for-investment of $178.5 million and $326.3 million, respectively, compared to $309.8 million and $389.8 million, respectively, during the same periods in 2018. The purchased loans held-for-investment for each of the second quarter and first half 2019 and 2018 were primarily comprised of broadly syndicated C&I loans.

When purchased or originated loans are transferred from held-for-investment to held-for-sale, corresponding write-downs to the allowance for loan losses are recorded, as appropriate. Loans transferred from held-for-investment to held-for-sale were $81.2 million and $129.9 million during the second quarter of 2019 and 2018, respectively, and $173.4 million and $285.6 million during the first half of 2019 and 2018, respectively. The transferred loans were primarily C&I loans for all periods. Related to these loan transfers, the Company recorded $317 thousand and $390 thousand in write-downs to the allowance for loan losses during the second quarter and first half of 2019, respectively, and $13.3 million and $13.4 million, respectively, during the same periods in 2018.

During the second quarter and first half of 2019, the Company sold $55.7 million and $132.2 million of originated loans, respectively, resulting in net gains of $15 thousand and $930 thousand, respectively. C&I loans made up $53.0 million and $110.4 million of the originated loans sold in the second quarter and first half of 2019, respectively. In comparison, during the same periods in 2018, the Company sold $103.5 million and $193.2 million in originated loans, respectively, resulting in net gains of $2.3 million and $3.9 million, respectively. Originated loans sold during the second quarter of 2018 were primarily $64.8 million of C&I loans and $30.4 million of CRE loans. Originated loans sold during the first half of 2018 were primarily $142.6 million of C&I loans and $39.8 million of CRE loans.

From time to time, the Company purchases and sells loans in the secondary market. During the second quarter and first half of 2019, the Company sold purchased loans of $23.1 million and $41.3 million, respectively, in the secondary market resulting in minimal net gains on sale of loans. In comparison, during the same periods in 2018, the Company sold purchased loans of $75.4 million and $100.0 million, respectively, in the secondary market, recording net gains on sale of $59 thousand and $32 thousand, respectively.

The Company records valuation adjustments in Net gains on sales of loans on the Consolidated Statement of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value. No lower of cost or fair value adjustments were recorded for each of the second quarter and first half of 2019 and 2018.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans, OREO, and other nonperforming assets. OREO and other nonperforming assets are repossessed assets and properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Generally, loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial conditions and the adequacy of collateral, if any. The following table presents information regarding non-PCI nonperforming assets as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019	December 31, 2018
Nonaccrual loans:
Commercial:
C&I	$73,150	$43,840
CRE	20,914	24,218
Multifamily residential	1,027	1,260
Consumer:
Single-family residential	13,075	5,259
HELOCs	7,344	8,614
Other consumer	2,504	2,502
Total nonaccrual loans	118,014	85,693
OREO, net	130	133
Other nonperforming assets	1,167	7,167
Total nonperforming assets	$119,311	$92,993
Non-PCI nonperforming assets to total assets (1)	0.28%	0.23%
Non-PCI nonaccrual loans to loans held-for-investment (1)	0.35%	0.26%
Allowance for loan losses to non-PCI nonaccrual loans	280.16%	363.30%

(1)	Total assets and loans held-for-investment include PCI loans of $270.9 million and $308.0 million as of June 30, 2019 and December 31, 2018, respectively.

Period-over-period changes to nonaccrual loans represent loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrowers’ financial condition and loan repayments. Nonaccrual loans increased by $32.3 million or 38% to $118.0 million as of June 30, 2019 from $85.7 million as of December 31, 2018. Nonaccrual loans as a percentage of loans held-for-investment increased from 0.26% as of December 31, 2018 to 0.35% as of June 30, 2019. C&I nonaccrual loans were 62% and 51% of total nonaccrual loans as of June 30, 2019 and December 31, 2018, respectively. Credit risks related to the C&I nonaccrual loans were partially mitigated by the collateral in place. As of June 30, 2019, $41.0 million or 35% of non-PCI nonaccrual loans were less than 90 days delinquent. In comparison, $23.8 million or 28% of non-PCI nonaccrual loans were less than 90 days delinquent as of December 31, 2018.

For additional details regarding the Company’s non-PCI nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

A loan is classified as a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Loans with contractual terms that have been modified as a TDR and are current at the time of restructuring may remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, TDRs are placed on nonaccrual status and are reported as nonperforming, until the borrower demonstrates a sustained period of performance, generally six months, and the ability to repay the loan according to the contractual terms. If accruing TDRs cease to perform in accordance with their modified contractual terms, the loans are placed on nonaccrual status and reported as nonperforming TDRs.

The following table presents the performing and nonperforming TDRs by loan segments as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019		December 31, 2018
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
Commercial:
C&I	$69,970	$22,036	$13,248	$10,715
CRE	6,031	14,356	6,134	17,272
Multifamily residential	4,226	244	4,300	260
Consumer:
Single-family residential	7,815	537	8,201	325
HELOCs	2,589	474	1,342	1,743
Total TDRs	$90,631	$37,647	$33,225	$30,315

Performing TDRs increased by $57.4 million or 173% from $33.2 million as of December 31, 2018 to $90.6 million as of June 30, 2019. The increase reflects additional new performing C&I loans that were designated as TDRs and the transfer of a HELOC loan from nonperforming status. Nonperforming TDRs increased by $7.3 million or 24% from $30.3 million as of December 31, 2018 to $37.6 million as of June 30, 2019. This increase reflects one new nonperforming C&I loan that was designated as TDR, partially offset by paydowns and payoffs of several nonperforming C&I and CRE loans, and the transfer of a HELOC loan to performing status.

The Company’s impaired loans are predominantly made up of non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified as a TDR, on either accrual or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies — Troubled Debt Restructurings and Impaired Loans to the Consolidated Financial Statements of the Company’s 2018 Form 10-K for additional information regarding the Company’s TDR and impaired loan policies. As of June 30, 2019, the allowance for loan losses included $16.9 million for impaired loans with a total recorded investment balance of $66.3 million. In comparison, the allowance for loan losses included $4.0 million for impaired loans with a total recorded investment balance of $31.1 million as of December 31, 2018.

The following table presents the recorded investment balances for non-PCI impaired loans as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Commercial:
C&I	$143,120	69%	$57,088	48%
CRE	26,945	13%	30,352	26%
Multifamily residential	5,253	3%	5,560	5%
Total commercial	175,318	85%	93,000	79%
Consumer:
Single-family residential	20,890	9%	13,460	11%
HELOCs	9,933	5%	9,956	8%
Other consumer	2,504	1%	2,502	2%
Total consumer	33,327	15%	25,918	21%
Total non-PCI impaired loans	$208,645	100%	$118,918	100%

Allowance for Credit Losses

Allowance for credit losses consists of allowance for loan losses and allowance for unfunded credit reserves. Allowance for loan losses is comprised of reserves for two components, performing loans with unidentified incurred losses, and nonperforming loans and TDRs (collectively, impaired loans), and excludes loans held-for-sale. The allowance for loan losses is calculated after analyzing internal historical loan loss experience, internal loan risk ratings, economic conditions, bank risks, portfolio risks and any other pertinent information. Unfunded credit reserves include reserves provided for unfunded lending commitments, standby letters of credit (“SBLCs”), and recourse obligations for loans sold. The allowance for credit losses is increased by the provision for credit losses which is charged against the current period’s results of operations, and is increased or decreased by the amount of net recoveries or charge-offs, respectively, during the period. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded credit reserves are included in Provision for credit losses on the Consolidated Statement of Income.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs ongoing assessments of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of June 30, 2019, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, loan growth, portfolio performance and general economic conditions. The calculation of the allowance for credit losses involves subjective and complex judgments. For additional details about the Company’s allowance for credit losses, including the methodologies used, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q and Item 7. MD&A — Critical Accounting Policies and Estimates and Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

The following table presents a summary of activities in the allowance for credit losses for the second quarter and first half of 2019 and 2018:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Allowance for loan losses, beginning of period	$317,894	$297,654	$311,322	$287,128
Provision for loan losses	20,731	15,131	41,371	35,053
Gross charge-offs:
Commercial:
C&I	(11,745)	(13,534)	(28,989)	(31,979)
Consumer:
Single-family residential	—	—	—	(1)
Other consumer	(14)	(162)	(28)	(179)
Total gross charge-offs	(11,759)	(13,696)	(29,017)	(32,159)
Gross recoveries:
Commercial:
C&I	1,713	1,151	3,964	8,430
CRE	1,837	2	2,059	429
Multifamily residential	53	1,061	334	1,394
Construction and land	439	258	502	693
Consumer:
Single-family residential	72	629	74	813
HELOCs	—	—	2	—
Other consumer	7	—	7	1
Total gross recoveries	4,121	3,101	6,942	11,760
Net charge-offs	(7,638)	(10,595)	(22,075)	(20,399)
Foreign currency translation adjustments	(362)	(640)	7	(232)
Allowance for loan losses, end of period	330,625	301,550	330,625	301,550

Allowance for unfunded credit reserves, beginning of period	14,505	13,614	12,566	13,318
(Reversal of) provision for unfunded credit reserves	(1,486)	405	453	701
Allowance for unfunded credit reserves, end of period	13,019	14,019	13,019	14,019
Allowance for credit losses	$343,644	$315,569	$343,644	$315,569

Average loans held-for-investment	$32,981,161	$29,642,358	$32,699,380	$29,393,996
Loans held-for-investment	$33,730,377	$30,230,379	$33,730,377	$30,230,379
Allowance for loan losses to loans held-for-investment	0.98%	1.00%	0.98%	1.00%
Annualized net charge-offs to average loans held-for-investment	0.09%	0.14%	0.14%	0.14%

As of June 30, 2019, the allowance for loan losses amounted to $330.6 million or 0.98% of loans held-for-investment. This compares to $311.3 million or 0.96% of loans held-for-investment as of December 31, 2018 and $301.6 million or 1.00% of loans held-for-investment as of June 30, 2018, respectively. The increase in allowance for loan losses was largely due to loan portfolio growth.

The provision for credit losses includes the provision for loan losses and unfunded credit reserves. A provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on its calculation methodology. The provision for credit losses was $19.2 million for the second quarter of 2019, compared to $15.5 million for the second quarter of 2018. For the first half of 2019, the provision for credit losses was $41.8 million, compared to $35.8 million for the first half of 2018. The increases in the provision for credit losses for both the second quarter and first half of 2019, compared to the same periods in 2018, reflected loan portfolio growth and an increase in the specific valuation allowance. The increase in the specific valuation allowance was attributable to newly impaired C&I loans during the second quarter of 2019.

The Company believes that the allowance for credit losses as of June 30, 2019 and December 31, 2018 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments.

The following table presents the Company’s allocation of the allowance for loan losses by segment and the ratio of each loan segment to total loans held-for-investment as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019		December 31, 2018
	Allowance Allocation	% of Total Loans	Allowance Allocation	% of Total Loans
Commercial:
C&I	$205,503	37%	$191,340	37%
CRE	40,517	29%	39,053	29%
Multifamily residential	18,574	7%	19,283	7%
Construction and land	22,961	2%	20,282	2%
Consumer:
Single-family residential	32,763	19%	31,340	19%
HELOCs	6,177	5%	5,774	5%
Other consumer	4,130	1%	4,250	1%
Total	$330,625	100%	$311,322	100%

The Company maintains an allowance for loan losses for both non-PCI and PCI loans. An allowance for loan losses for PCI loans is based on the Company’s estimates of cash flows expected to be collected from PCI loans. PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of June 30, 2019, the Company established an allowance for loan losses of $5 thousand for $270.9 million of PCI loans. In comparison, the Company established an allowance for loan losses of $22 thousand for $308.0 million of PCI loans as of December 31, 2018. The allowance balances for PCI loans were attributed to CRE loans as of both dates.

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. The following table presents the deposit balances as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019		December 31, 2018		Change
	Amount	% of Total Deposits	Amount	% of Total Deposits	$	%
Core deposits:
Noninterest-bearing demand	$10,599,088	29%	$11,377,009	32%	$(777,921)	(7)%
Interest-bearing checking	5,083,675	14%	4,584,447	13%	499,228	11%
Money market	8,009,325	22%	8,262,677	23%	(253,352)	(3%)
Savings	2,188,738	6%	2,146,429	6%	42,309	2%
Total core deposits	25,880,826	71%	26,370,562	74%	(489,736)	(2%)
Time deposits	10,596,716	29%	9,069,066	26%	1,527,650	17%
Total deposits	$36,477,542	100%	$35,439,628	100%	$1,037,914	3%

The Company’s deposit strategy is to grow and retain relationship-based deposits, which provides a stable and low-cost source of funding and liquidity to the Company. Total deposits were $36.48 billion as of June 30, 2019, an increase of $1.04 billion or 3% from $35.44 billion as of December 31, 2018. Year-to-date growth was primarily due to a $1.53 billion or 17% increase in time deposits, partially offset by a $489.7 million or 2% decrease in core deposits. Core deposits comprised 71% and 74% of total deposits as of June 30, 2019 and December 31, 2018, respectively. Noninterest-bearing demand deposits comprised 29% and 32% of total deposits as of June 30, 2019 and December 31, 2018, respectively. The Company’s loan-to-deposit ratio was 92% and 91% as of June 30, 2019 and December 31, 2018, respectively. Additional information regarding the impact of deposits on net interest income and a comparison of average deposit balances and rates are provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q.

Borrowings

The Company utilizes short-term and long-term borrowings to manage its liquidity position. Borrowings include short-term borrowings, long-term FHLB advances and repurchase agreements.

As of June 30, 2019, the Company had $20.0 million of short-term borrowing outstanding. This funding was entered into by the Company’s subsidiary, East West Bank (China) Limited, with a fixed interest rate of 3.70% and a maturity date in the fourth quarter of 2019. In comparison, the Company had $57.6 million in short-term borrowings outstanding as of December 31, 2018.

FHLB advances were $745.1 million as of June 30, 2019, an increase of $418.9 million or 128% from $326.2 million as of December 31, 2018. As of June 30, 2019, FHLB advances had fixed and floating interest rates ranging from 1.98% to 2.95% with remaining maturities between seven months and 3.4 years.

Gross repurchase agreements totaled $450.0 million as of both June 30, 2019 and December 31, 2018. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Net repurchase agreements totaled $50.0 million as of both June 30, 2019 and December 31, 2018, after netting $400.0 million of gross repurchase agreements against gross resale agreements, which were eligible for netting pursuant to ASC 210-20-45-11. As of June 30, 2019, gross repurchase agreements had interest rates ranging from 4.70% to 4.85%, original terms between 8.5 years and 10.0 years and remaining maturities between 3.3 years and 4.2 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. As of June 30, 2019, the collateral for the repurchase agreements was comprised of U.S. Treasury securities, and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funding from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

Long-Term Debt

The Company uses long-term debt to provide funding for interest-earning assets, enhance liquidity and regulatory capital. Long-term debt totaled $147.0 million and $146.8 million as of June 30, 2019 and December 31, 2018, respectively. Long-term debt is comprised of junior subordinated debt, which qualifies as Tier 2 capital for regulatory purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings. It includes the value of the common stock issued by six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had a weighted-average interest rate of 4.21% and 3.49% for the first half of 2019 and 2018, respectively. As of June 30, 2019, the junior subordinated debt had remaining maturities between 15.4 years and 18.2 years.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations and economic uncertainties. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The Company’s country risk exposure is largely concentrated in China and Hong Kong. The following table presents the major financial assets held in the Company’s overseas offices as of June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019		December 31, 2018
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong Branch:
Cash and cash equivalents	$414,959	1%	$360,786	1%
Available-for-sale investment securities (1)	$204,428	0%	$221,932	1%
Loans held-for-investment (2)(3)	$672,644	2%	$653,860	2%
Total assets	$1,316,073	3%	$1,244,532	3%
Subsidiary Bank in China:
Cash and cash equivalents	$778,168	2%	$695,527	2%
Interest-bearing deposits with banks	$150,273	0%	$221,000	1%
Loans held-for-investment (3)	$823,127	2%	$777,412	2%
Total assets	$1,757,060	4%	$1,700,287	4%

(1)	Primarily comprised of foreign bonds and U.S. Treasury securities as of both June 30, 2019 and December 31, 2018.

(2)	Includes ASC 310-30 discount of $62 thousand and $103 thousand as of June 30, 2019 and December 31, 2018, respectively.

(3)	Primarily comprised of C&I loans as of both June 30, 2019 and December 31, 2018.

The following table presents the total revenue generated by the Company’s overseas offices for the second quarter and first half of 2019 and 2018:

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$8,851	2%	$7,910	2%	$17,748	2%	$14,858	2%
Subsidiary Bank in China:
Total revenue	$9,107	2%	$10,514	3%	$16,191	2%	$16,502	2%

Capital

The Company maintains an adequate capital base to support its anticipated asset growth, operating needs and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The Company engages in regular capital planning processes on at least an annual basis to optimize the use of available capital and to appropriately plan for future capital needs, allocating capital to existing and future business activities. Furthermore, the Company conducts capital stress tests as part of its capital planning process. The stress tests enable the Company to assess the impact of adverse changes in the economy and interest rates on its capital base.

The Company’s stockholders’ equity was $4.73 billion as of June 30, 2019, an increase of $310.6 million or 7%, from $4.42 billion as of December 31, 2018. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings was $3.41 billion as of June 30, 2019, an increase of $254.8 million or 8%, from $3.16 billion as of December 31, 2018. The increase primarily reflects net income of $314.4 million, offset by $74.3 million of cash dividends declared during the first half of 2019. In addition, the beginning balance of retained earnings as of January 1, 2019 increased by $14.7 million because the Company recognized a cumulative adjustment related to the deferred gains on the sale and leaseback transactions which had occurred prior to the date of adoption of ASU 2016-02, Leases (Topic 842). For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value was $32.53 per common share as of June 30, 2019, compared to $30.52 per common share as of December 31, 2018. The Company made quarterly cash dividend payments of $0.23 and $0.275 per common share for the first and second quarter of 2019, respectively, and made the quarterly cash dividend payments of $0.20 per common share for the first and second quarter of 2018. In July 2019, the Company’s Board of Directors declared third quarter 2019 cash dividends for the Company’s common stock in the amount of $0.275 per common share. The dividend will be paid on August 15, 2019 to stockholders of record as of August 1, 2019. The Company’s dividend policy reflects the Company’s anticipated earnings, dividend payout ratio, capital objectives, and alternate capital deployment opportunities.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with a banking organization’s operations. In 2013, the Federal Reserve Board, FDIC and Office of the Comptroller of the Currency issued the final Basel III Capital Rules. See Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2018 Form 10-K for additional details.

The Basel III Capital Rules require that banking organizations maintain a minimum CET1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% and a minimum total capital ratio of 8.0% to be considered adequately capitalized. In addition, the rules require banking organizations to maintain a capital conservation buffer of 2.5% above the capital minimums in order to avoid limitations on capital distributions (including common stock dividends and share repurchases) and certain discretionary incentive compensation payments. The capital conservation buffer has been fully phased-in over four years beginning in 2016. As of January 1, 2019, banking organizations are required to maintain a minimum CET1 capital ratio of 7.0%, a minimum Tier 1 capital ratio of 8.5% and a minimum total capital ratio of 10.5% in a fully phased-in basis.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of June 30, 2019 and December 31, 2018, both the Company and the Bank were considered “well-capitalized,” and have met all capital requirements on a fully phased-in basis under the Basel III Capital Rules. The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2019 and December 31, 2018 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	June 30, 2019		December 31, 2018		Minimum Regulatory Requirements	Well- Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirements
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital	12.5%	12.4%	12.2%	12.1%	4.5%	6.5%	7.0%
Tier 1 risk-based capital	12.5%	12.4%	12.2%	12.1%	6.0%	8.0%	8.5%
Total risk-based capital	13.9%	13.4%	13.7%	13.1%	8.0%	10.0%	10.5%
Tier 1 leverage capital (1)	10.4%	10.3%	9.9%	9.8%	4.0%	5.0%	4.0%

(1)	The Tier 1 leverage capital well-capitalized requirement applies to the Bank only since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank-holding company.

During the first half of 2019, the Company’s CET1 and Tier 1 risk-based capital ratios increased by 25 basis points, the total risk-based capital ratio increased by 24 basis points, and the Tier 1 leverage capital ratio increased by 47 basis points. Tier 1 risk-based capital of $4.25 billion as of June 30, 2019 increased by $287.5 million or 7%, from $3.97 billion as of December 31, 2018. Total risk-based capital of $4.75 billion as of June 30, 2019 increased by $307.2 million or 7%, from $4.44 billion as of December 31, 2018. The Company’s risk-weighted assets were $34.15 billion as of June 30, 2019, an increase of $1.66 billion or 5% from $32.50 billion as of December 31, 2018.

Other Matters

LIBOR Transition

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are currently indexed to LIBOR. As of June 30, 2019, the Company had approximately $7.34 billion of loans and $4.39 billion in notional value of derivatives indexed to LIBOR that mature after 2021. In addition, a portion of the Company’s investment securities, resale agreements, FHLB advances and deposits, and all the junior subordinated debt and repurchase agreements are indexed to LIBOR and mature after 2021. The volume of the Company’s products that are indexed to LIBOR is significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks.
The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. In early 2019, the ARRC released final recommended fallback contract language for new issuances of LIBOR indexed bilateral business loans, syndicated loans, floating rate notes and securitizations. The International Swaps and Derivatives Association, Inc. (“ISDA”) is expected to provide guidance on fallback contract language.
Due to the uncertainty surrounding the future of LIBOR, the transition is anticipated to span several reporting periods through the end of 2021. Certain actions already taken by the Company related to the transition of LIBOR include (1) establishing a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates, (2) developing an inventory of LIBOR indexed products and (3) implementing more robust fallback contract language for new loans, which identifies LIBOR cessation trigger events, provides for an alternative index and permits an adjustment to the margin as applicable. As a result, the Company continues to monitor this activity and evaluate the related risks. The Company’s cross-functional team also manages communication of the Company’s transition plans with both internal and external stakeholders and ensures that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors in the Company’s 2018 Form 10-K.

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

A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 16 — Employee Benefit Plans to the Consolidated Financial Statements of the Company’s 2018 Form 10-K, and has contractual obligations for future payments on debts, borrowings and lease obligations as detailed in Item 7. MD&A — Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2018 Form 10-K.

Asset Liability and Market Risk Management

Liquidity

Liquidity is a financial institution’s capacity to meet its deposit and other counterparties’ obligations as they come due, or to obtain adequate funding at a reasonable cost to meet those obligations. The objective of liquidity management is to manage the potential mismatch of asset and liability cash flows. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash flows, and collateral needs without adversely affecting daily operations or the financial condition of the institution. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets and utilizes diverse funding sources including its stable core deposit base. The Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position. The ALCO regularly monitors the Company’s liquidity status and related management processes, and provides regular reports to the Board of Directors.

The Company maintains its liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unpledged investment securities. These assets, which includes the Company’s reserve requirement of $698.5 million, totaled $6.22 billion and accounted for 15% of total assets as of June 30, 2019. In comparison, these assets, which includes the Company’s reserve requirement of $707.3 million, totaled $6.05 billion and accounted for 15% of total assets as of December 31, 2018. Investment securities included as part of liquidity sources are primarily comprised of mortgage-backed securities issued by U.S. government agency and U.S. government sponsored enterprises, foreign bonds and U.S. Treasury securities. The Company believes these available-for-sale investment securities provide quick sources of liquidity through sales or pledging to obtain financing, regardless of market conditions. Total deposits amounted to $36.48 billion as of June 30, 2019, compared to $35.44 billion as of December 31, 2018, of which core deposits comprised 71% and 74% of total deposits as of June 30, 2019 and December 31, 2018, respectively.

As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and Federal Reserve Bank of San Francisco (“FRB”), unsecured federal funds lines of credit with various correspondent banks and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $5.98 billion and $2.83 billion, respectively, as of June 30, 2019. Unencumbered loans and/or securities were pledged to the FHLB and FRB discount window as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit with correspondent banks, subject to availability, totaled $625.0 million as of June 30, 2019. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs over the next 12 months.

The Company’s long-term funding source comes predominantly from core deposits. In addition, the Company may use long-term borrowings, repurchase agreements and unsecured debt issuance to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies.

As of June 30, 2019, the Company is not aware of any trends, events or uncertainties that will or are reasonably likely to have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

East West’s liquidity has historically been dependent on the payment of cash dividends by its subsidiary, East West Bank, which are subject to applicable statutes, regulations and special approval as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds of the Company’s 2018 Form 10-K. During the first half of 2019 and 2018, the Bank paid total dividends of $90.0 million and $70.0 million to East West, respectively.

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

Consolidated Cash Flows Analysis

The following table presents a summary of the Company’s Consolidated Statement of Cash Flows for the first half of 2019 and 2018. In addition to this cash flow analysis, the discussion related to liquidity in Item 2. MD&A — Asset Liability and Market Risk Management — Liquidity may provide a more useful context in evaluating the Company’s liquidity position and related activity.

($ in thousands)	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$290,001	$434,867
Net cash used in investing activities	(997,151)	(1,475,563)
Net cash provided by financing activities	1,327,884	1,172,615
Effect of exchange rate changes on cash and cash equivalents	(497)	(9,040)
Net increase in cash and cash equivalents	620,237	122,879
Cash and cash equivalents, beginning of period	3,001,377	2,174,592
Cash and cash equivalents, end of period	$3,621,614	$2,297,471

Operating activities — Net cash provided by operating activities was $290.0 million and $434.9 million for the first half of 2019 and 2018, respectively. During the first half of 2019 and 2018, net cash provided by operating activities mainly reflected inflows of $314.4 million and $359.4 million from net income, respectively. During the first half of 2019, net operating cash inflows also benefited from non-cash adjustments of $113.6 million to reconcile net income to net operating cash, offset by $150.2 million of net changes in accrued interest receivable and other assets. The $150.2 million of net changes in accrued interest receivable and other assets between June 30, 2019 and December 31, 2018 was primarily due to changes in derivative asset fair values. During the first half of 2018, net operating cash inflows benefited from non-cash adjustments of $62.8 million to reconcile net income to net cash, as well as from changes in accrued expenses and other liabilities of $44.0 million, partially offset by $32.2 million of net changes in accrued interest receivable and other assets.

Investing activities — Net cash used in investing activities was $997.2 million and $1.48 billion for the first half of 2019 and 2018, respectively. During the first half of 2019, net cash used in investing activities primarily reflected outflows of a $1.35 billion from the net increase in loans held-for-investment, partially offset by a $222.4 million decrease in interest-bearing deposits with banks, and a $175.7 million net decrease in available-for-sale investment securities. During the first half of 2018, net cash used in investing activities primarily reflected outflow of $1.26 billion from the net increase in loans held-for-investment, and a $503.7 million cash outflow related to the sale of the Bank’s eight DCB branches. These outflows were partially offset by a $232.8 million net decrease in available-for-sale investment securities and a $75.0 million decrease in resale agreements.

Financing activities — Net cash provided by financing activities was $1.33 billion and $1.17 billion for the first half of 2019 and 2018, respectively. During the first half of 2019, net cash provided by financing activities primarily reflected a $1.04 billion net increase in deposits and a $418.0 million net increase in FHLB advances, partially offset by cash dividends of $74.9 million and a $38.1 million decrease in short-term borrowings. During the first half of 2018, net cash provided by financing activities primarily reflected a $1.20 billion net increase in deposits and a $59.9 million increase in short-term borrowings, partially offset by cash dividends of $59.2 million.

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans, and is the primary market risk for the Company. Economic and financial conditions, movements in interest rates and consumer preferences impact the level of noninterest-bearing funding sources at the Company, and affect the difference between the interest the Company earns on interest-earning assets and pays on interest-bearing liabilities. In addition, changes in interest rates can influence the rate of principal prepayments on loans and the speed of deposit withdrawals. Due to the pricing term mismatches and the embedded options inherent in certain products, changes in market interest rates not only affect expected near-term earnings, but also the economic value of these interest-earning assets and interest-bearing liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company and no separate quantitative information concerning these risks is presented herein.

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

The interest rate risk exposure is measured and monitored through various risk management tools, which include a simulation model that performs interest rate sensitivity analyses under multiple interest rate scenarios. The model incorporates the Company’s cash instruments, loans, investment securities, resale agreements, deposits, borrowings and repurchase agreements, as well as financial instruments from the Company’s foreign operations. The Company incorporates both a static balance sheet and a forward growth balance sheet in order to perform these analyses. The simulated interest rate scenarios include a non-parallel shift in the yield curve (“rate shock”) and a gradual non-parallel shift in the yield curve (“rate ramp”). In addition, the Company also performs simulations using alternative interest rate scenarios, including various permutations of the yield curve flattening, steepening or inverting. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

The net interest income simulation model is based on the actual maturity and re-pricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. It also incorporates various assumptions, which management believes to be reasonable but may have a significant impact on results. These assumptions include, but are not limited to, the timing and magnitude of changes in interest rates, the yield curve evolution and shape, the correlation between various interest rate indices, financial instrument future repricing characteristics and spread relative to benchmark rates, and the effect of interest rate floors and caps. The modeled results are highly sensitive to deposit decay and deposit beta assumptions, derived from a regression analysis of the Company’s historical deposit data. Deposit beta commonly refers to the correlation of the change in interest rates paid on deposits to changes in benchmark market interest rates. The model is also sensitive to the loan and investment prepayment assumptions, based on an independent model and the Company’s historical prepayment data, which consider anticipated prepayments under different interest rate environments.

Simulation results are highly dependent on input assumptions. To the extent actual behavior is different from the assumptions in the models, there could be a material change in interest rate sensitivity. The assumptions applied in the model are documented and supported for reasonableness, and periodically back-tested to assess their effectiveness. The Company makes appropriate calibrations to the model as needed, continually refining the model, methodology and results. Changes to key model assumptions are reviewed by the ALCO. Scenario results do not reflect strategies that management could employ to limit the impact of changing interest rate expectations.

Twelve-Month Net Interest Income Simulation

Net Interest Income simulation is a modeling technique that looks at interest rate risk through earnings. It projects the changes in interest rate sensitive asset and liability cash flows, expressed in terms of Net Interest Income, over a specified time horizon for defined interest rates scenarios. Net Interest Income simulations generate insight into the impact of changes in market rates on earnings and guide risk management decisions. The Company assesses interest rate risk by comparing net interest income using different interest rate scenarios.

The following table presents the Company’s net interest income sensitivity, as of June 30, 2019 and December 31, 2018, to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	June 30, 2019	December 31, 2018
+200	14.8%	16.6%
+100	7.2%	8.4%
-100	(8.2)%	(8.3)%
-200	(15.9)%	(16.7)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

The Company’s estimated twelve-month net interest income sensitivity as of June 30, 2019 was lower when compared to the sensitivity as of December 31, 2018, for both the upward 100 and 200 basis point rate scenarios. This reflects a greater rate of upward repricing in the Company’s deposit portfolio, offsetting simulated increases in interest income from higher interest rates. In both of the simulated downward interest rate scenarios, sensitivity decreased mainly due to the impact of the changes in the yield curve between June 30, 2019 and December 31, 2018.

The Company’s net interest income profile as of June 30, 2019 reflects an asset sensitive position. Net interest income would be expected to increase if interest rates rise and to decrease if interest rates decline. The Company is naturally asset sensitive due to the large share of variable rate loans in its loan portfolio, which are primarily linked to Prime and LIBOR indices. The Company’s interest income is vulnerable to changes in short-term interest rates. The Company’s deposit portfolio is primarily comprised of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates.

The federal funds target rate was between 2.25% and 2.50% as of both June 30, 2019 and December 31, 2018. In its statement released on June 19, 2019, the Federal Open Market Committee (“FOMC”) decided to maintain the target range for the federal funds rate at 2.25% to 2.50%, and in light of increased uncertainties in global economic and financial developments and muted inflation pressures, the FOMC will act as appropriate to sustain expansion. The market perceived the statement as laying the foundation for interest rate cuts in the near-term.

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

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	June 30, 2019	December 31, 2018
+200 Rate Ramp	8.1%	6.3%
+100 Rate Ramp	4.0%	3.0%
-100 Rate Ramp	(4.2)%	(3.0)%
-200 Rate Ramp	(9.2)%	(6.3)%

(1)	The percentage change represents net interest income under a gradual non-parallel shift in even quarterly increments over 12 months.

The Company believes that the rate ramp table, shown above, when evaluated together with the results of the rate shock simulation, presents a better indication of the potential impact to the Company’s twelve-month net interest income in a rising and falling rate scenario. Between June 30, 2019 and December 31, 2018, the Company’s modeled sensitivity increased under a ramp simulation. This reflects model refinements to better incorporate the current, inverted yield curve in the analysis, as well as the gradual spreading of interest rate changes over 12 months, rather than at the end of each quarters.

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

The following table presents the Company’s EVE sensitivity as of June 30, 2019 and December 31, 2018 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	EVE Volatility (1)
	June 30, 2019	December 31, 2018
+200	15.5%	6.3%
+100	7.2%	1.2%
-100	(3.1)%	(3.1)%
-200	(13.1)%	(11.9)%

(1)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for both of the upward and downward interest rate scenarios as of June 30, 2019 increased or remained flat from December 31, 2018. The increases in EVE sensitivity during this period were primarily due to changes in the shape of the yield curve being inverted.

The Company’s EVE profile as of June 30, 2019 reflects an asset sensitive EVE position. The Company is naturally asset sensitive due to the large share of variable rate loans in its loan portfolio, which are primarily linked to Prime and LIBOR indices. The Company’s interest income is vulnerable to changes in short-term interest rates. The Company’s deposit portfolio is primarily funded by non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company will, from time to time, enter into derivative transactions in order to reduce its exposure to market risks, primarily interest rate risk and foreign currency risk. The Company believes that these derivative transactions, when properly structured and managed, may provide a hedge against inherent risk in certain assets and liabilities and against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, caps, floors, forwards and options. Prior to entering into any hedging activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. In addition, the Company enters into derivative transactions in order to assist customers with their risk management objectives, primarily to manage exposures to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into mirrored derivative contracts with third-party financial institutions. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements entered between the Company and the financial institutions.

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

Fair Value Hedges — As of June 30, 2019, the Company had two cancellable interest rate swap contracts with original terms of 20 years. These swap contracts involve the exchange of variable rate payments over the life of the agreements without the exchange of the underlying notional amounts. The changes in fair value of the hedged brokered certificates of deposit are expected to be effectively offset by the changes in fair value of the swaps throughout the terms of these contracts.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company entered into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. The hedging instruments, designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi. As of June 30, 2019, the outstanding foreign currency forwards effectively hedged approximately 90% of the Chinese Renminbi exposure in East West Bank (China) Limited. The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forwards.

Interest Rate Contracts — The Company offers various interest rate derivative contracts to its customers.  When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions including with central clearing organizations. Certain derivative contracts entered with central clearing organizations are settled-to-market daily to the extent the central clearing organizations’ rulebooks legally characterize the variation margin as settlement. Derivative contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company.  These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedging relationship and, therefore, are economic hedges.  The contracts are marked to market at each reporting period.  The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component. The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. For a portion of the foreign exchange contracts entered into with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The changes in the fair values entered with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with the customers throughout the terms of these contracts. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

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

Commodity Contracts — The Company entered into energy commodity contracts with its customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company enters into offsetting commodity contracts with third-party financial institutions including with central clearing organizations. Certain derivative contracts entered with central clearing organizations are settled to market daily to the extent the central clearing organizations’ rulebooks legally characterize the variation margin as settlement. The changes in fair values of the energy commodity contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the energy commodity transactions executed with customers throughout the terms of these contracts.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies and use of estimates (see Note 1 — Summary of Significant Accounting Policies and Item 7. MD&A — Critical Accounting Policies and Estimates of the Company’s 2018 Form 10-K) are fundamental to understanding its results of operations and financial condition. Some accounting policies, by their nature, are inherently subject to estimation methods, valuation assumptions and may require significant judgment in applying complex accounting principles to individual transactions. The Company has procedures and processes in place to facilitate making these judgments. The following accounting policies are critical to the Company’s Consolidated Financial Statements as they require management to make subjective and complex judgments about matters that are inherently uncertain where actual results could differ materially from the Company’s estimates:

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

Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement. The Company believes these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

During the first quarter of 2019, the Company recorded a $7.0 million pre-tax impairment charge related to DC Solar. During the second quarter of 2019, the Company reversed $30.1 million of certain previously claimed tax credits related to DC Solar. During the first quarter of 2018, the Company sold its eight DCB branches and recognized a pre-tax gain on sale of $31.5 million. Management believes that excluding the nonrecurring after-tax impact of the impairment charge related to DC Solar, the reversal of certain previously claimed tax credits related to DC Solar and the after-tax impact of the gain on the sale of the Bank’s DCB branches from net income, diluted EPS, ROA, ROE and effective tax rate, will provide clarity to financial statement users regarding the ongoing performance of the Company and allows comparability to prior periods.

Non-GAAP efficiency ratio represents non-GAAP noninterest expense divided by non-GAAP revenue. Non-GAAP revenue represents the aggregate of net interest income and non-GAAP noninterest income, where non-GAAP noninterest income excludes the gain on the sale of the DCB branches that were sold in the first quarter of 2018. Non-GAAP noninterest expense excludes the amortization of tax credit and other investments and the amortization of core deposit intangibles. Non-GAAP tangible common equity represents stockholders’ equity, which has been reduced by goodwill and other intangible assets.

The following tables present reconciliations of GAAP to non-GAAP financial measures for the periods presented:

($ and shares in thousands, except per share data)		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Net income	(a)	$150,380	$172,349	$314,404	$359,381
Add: Impairment charge related to DC Solar (1)		—	—	6,978	—
Less: Gain on sale of business		—	—	—	(31,470)
Tax effect of adjustments (2)		—	—	(2,063)	9,303
Add: Reversal of certain previously claimed tax credits related to DC Solar		30,104	—	30,104	—
Non-GAAP net income	(b)	$180,484	$172,349	$349,423	$337,214

Diluted weighted-average number of shares outstanding		146,052	146,091	146,016	146,046

Diluted EPS		$1.03	$1.18	$2.15	$2.46
Diluted EPS impact of impairment charge related to DC Solar, net of tax		—	—	0.03	—
Diluted EPS impact of gain on sale of business, net of tax		—	—	—	(0.15)
Diluted EPS impact of reversal of certain previously claimed tax credits related to DC Solar		0.21	—	0.21	—
Non-GAAP diluted EPS		$1.24	$1.18	$2.39	$2.31

Average total assets	(c)	$41,545,441	$37,568,895	$41,144,152	$37,475,515
Average stockholders’ equity	(d)	$4,684,348	$4,062,311	$4,611,231	$3,993,004
ROA (3)	(a)/(c)	1.45%	1.84%	1.54%	1.93%
Non-GAAP ROA (3)	(b)/(c)	1.74%	1.84%	1.71%	1.81%
ROE (3)	(a)/(d)	12.88%	17.02%	13.75%	18.15%
Non-GAAP ROE (3)	(b)/(d)	15.45%	17.02%	15.28%	17.03%

(1)	Included in Amortization of tax credit and other investments on the Consolidated Statement of Income.

(2)	Applied statutory rate of 29.56%.

(3)	Annualized.

($ in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Income tax expense	(a)	$72,797	$24,643	$103,864	$49,395
Less: Reversal of certain previously claimed tax credits related to DC Solar	(b)	(30,104)	—	(30,104)	—
Non-GAAP income tax expense	(c)	$42,693	$24,643	$73,760	$49,395

Income before income taxes	(d)	223,177	196,992	418,268	408,776

Effective tax rate	(a)/(d)	32.6%	12.5%	24.8%	12.1%
Less: Reversal of certain previously claimed tax credits related to DC Solar	(b)/(d)	(13.5)%	—%	(7.2)%	—%
Non-GAAP effective tax rate	(c)/(d)	19.1%	12.5%	17.6%	12.1%

($ in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Net interest income before provision for credit losses	(a)	$367,326	$341,679	$729,787	$668,372
Total noninterest income		52,759	48,268	94,890	122,712
Total revenue	(b)	$420,085	$389,947	$824,677	$791,084
Noninterest income		52,759	48,268	94,890	122,712
Less: Gain on sale of business		—	—	—	(31,470)
Non-GAAP noninterest income	(c)	$52,759	$48,268	$94,890	$91,242
Non-GAAP revenue	(a)+(c)=(d)	$420,085	$389,947	$824,677	$759,614

Total noninterest expense	(e)	$177,663	$177,419	$364,585	$346,554
Less: Amortization of tax credit and other investments		(16,739)	(20,481)	(41,644)	(37,881)
Amortization of core deposit intangibles		(1,152)	(1,373)	(2,326)	(2,858)
Non-GAAP noninterest expense	(f)	$159,772	$155,565	$320,615	$305,815

Efficiency ratio	(e)/(b)	42.29%	45.50%	44.21%	43.81%
Non-GAAP efficiency ratio	(f)/(d)	38.03%	39.89%	38.88%	40.26%

($ in thousands)		June 30, 2019	March 31, 2019	June 30, 2018
Stockholders’ equity	(a)	$4,734,593	$4,591,930	$4,114,284
Less: Goodwill		(465,697)	(465,697)	(465,547)
Other intangible assets (1)		(18,952)	(21,109)	(25,029)
Non-GAAP tangible common equity	(b)	$4,249,944	$4,105,124	$3,623,708

Number of common shares at period-end	(c)	145,547	145,501	144,905
Non-GAAP tangible common equity per share	(b)/(c)	$29.20	$28.21	$25.01

(1)	Includes core deposit intangibles and mortgage servicing assets.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such differences, some of which are beyond the Company’s control, include, but are not limited to:

•	the changes and effects thereof in trade, monetary and fiscal policies and laws, including the ongoing trade dispute between the U.S. and the People’s Republic of China;

•	the Company’s ability to compete effectively against other financial institutions in its banking markets;

•	success and timing of the Company’s business strategies;

•	the Company’s ability to retain key officers and employees;

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

•	adequacy of the Company’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;

•	impact of adverse changes to the Company’s credit ratings from major credit rating agencies;

•	impact of adverse judgments or settlements in litigation;

•	changes in the commercial and consumer real estate markets;

•	changes in consumer spending and savings habits;

•	changes in the U.S. economy, including inflation, deflation, employment levels, rate of growth and general business conditions;

•	government intervention in the financial system, including changes in government interest rate policies;

•	impact of benchmark interest rate reform in the U.S. that resulted in the SOFR selected as the preferred alternative reference rate to LIBOR;

•	impact of political developments, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

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

•	impact of regulatory enforcement actions;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board or other regulatory agencies and their impact on critical accounting policies and assumptions;

•	changes in income tax laws and regulations;

•	impact of other potential federal tax changes and spending cuts;

•	the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;

•	changes in the Company’s ability to receive dividends from its subsidiaries;

•	any future strategic acquisitions or divestitures;

•	continuing consolidation in the financial services industry;

•	changes in the equity and debt securities markets;

•	fluctuations in the Company’s stock price;

•	fluctuations in foreign currency exchange rates;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Item 1. Consolidated Financial Statements — Note 7 — Derivatives and Item 2. MD&A — Asset Liability and Market Risk Management in Part I of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2019, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

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

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2019, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended June 30, 2019.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this report:

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL). Filed herewith.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

GLOSSARY OF ACRONYMS

ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
C&I	Commercial and industrial
CECL	Current expected credit loss
CET1	Common Equity Tier 1
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act
CRE	Commercial real estate
DCB	Desert Community Bank
EPS	Earnings per share
EVE	Economic value of equity
EWIS	East West Insurance Services, Inc.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FITCH	Fitch Ratings
FRB	Federal Reserve Bank of San Francisco
FTP	Funds transfer pricing
GAAP	United States generally accepted accounting principles
HELOC	Home equity line of credit
LCH	London Clearing House
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million British thermal unit
MOODY’S	Moody’s Investors Service
NAV	Net asset value
OIS	Overnight Index Swap
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit-impaired
ROA	Return on average assets
ROE	Return on average equity
RPA	Credit risk participation agreement
RSU	Restricted stock unit
S&P	Standard and Poor’s
SBLC	Standby letter of credit
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
U.S.	United States
USD	U.S. dollar
VIE	Variable interest entity

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2019

EAST WEST BANCORP, INC. (Registrant)

	By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer