Form 10-Q
period 2019-09-30
EAST WEST BANCORP INC
filed 2019-11-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock on the latest practicable date: 145,625,385 shares as of October 31, 2019.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from banks	$475,291	$516,291
Interest-bearing cash with banks	2,566,990	2,485,086
Cash and cash equivalents	3,042,281	3,001,377
Interest-bearing deposits with banks	160,423	371,000
Securities purchased under resale agreements (“resale agreements”)	860,000	1,035,000
Securities:
Available-for-sale investment securities, at fair value (includes assets pledged as collateral of $524,413 in 2019 and $435,833 in 2018)	3,284,034	2,741,847
Restricted equity securities, at cost	78,334	74,069
Loans held-for-sale	294	275
Loans held-for-investment (net of allowance for loan losses of $345,576 in 2019 and $311,322 in 2018; includes assets pledged as collateral of $21,825,918 in 2019 and $20,590,035 in 2018)	33,679,400	32,073,867
Investments in qualified affordable housing partnerships, net	190,000	184,873
Investments in tax credit and other investments, net	211,603	231,635
Premises and equipment (net of accumulated depreciation of $114,418 in 2019 and $118,547 in 2018)	120,859	119,180
Goodwill	465,697	465,547
Operating lease right-of-use assets	103,894	—
Other assets	1,077,840	743,686
TOTAL	$43,274,659	$41,042,356
LIABILITIES
Deposits:
Noninterest-bearing	$10,806,937	$11,377,009
Interest-bearing	25,852,589	24,062,619
Total deposits	36,659,526	35,439,628
Short-term borrowings	47,689	57,638
Federal Home Loan Bank (“FHLB”) advances	745,494	326,172
Securities sold under repurchase agreements (“repurchase agreements”)	50,000	50,000
Long-term debt and finance lease liabilities	152,390	146,835
Operating lease liabilities	112,142	—
Accrued expenses and other liabilities	624,754	598,109
Total liabilities	38,391,995	36,618,382
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 166,554,706 and 165,867,587 shares issued in 2019 and 2018, respectively	166	166
Additional paid-in capital	1,817,100	1,789,811
Retained earnings	3,545,824	3,160,132
Treasury stock, at cost — 20,986,994 shares in 2019 and 20,906,224 shares in 2018	(479,459)	(467,961)
Accumulated other comprehensive loss (“AOCI”), net of tax	(967)	(58,174)
Total stockholders’ equity	4,882,664	4,423,974
TOTAL	$43,274,659	$41,042,356

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$433,658	$385,538	$1,291,642	$1,088,997
Available-for-sale investment securities	15,945	15,180	47,378	45,695
Resale agreements	6,881	7,393	22,070	21,509
Restricted equity securities	656	721	1,874	2,155
Interest-bearing cash and deposits with banks	19,772	13,353	52,103	36,013
Total interest and dividend income	476,912	422,185	1,415,067	1,194,369
INTEREST EXPENSE
Deposits	96,820	65,032	286,789	155,433
Federal funds purchased and other short-term borrowings	382	643	1,359	774
FHLB advances	5,021	2,732	12,011	7,544
Repurchase agreements	3,239	3,366	10,200	8,714
Long-term debt and finance lease liabilities	1,643	1,692	5,114	4,812
Total interest expense	107,105	73,465	315,473	177,277
Net interest income before provision for credit losses	369,807	348,720	1,099,594	1,017,092
Provision for credit losses	38,284	10,542	80,108	46,296
Net interest income after provision for credit losses	331,523	338,178	1,019,486	970,796
NONINTEREST INCOME
Lending fees	14,846	15,367	45,884	44,072
Deposit account fees	9,918	9,777	29,347	30,347
Foreign exchange income	8,065	6,077	20,366	14,069
Wealth management fees	4,841	3,535	12,453	10,989
Interest rate contracts and other derivative income	8,423	4,595	22,037	17,855
Net gains on sales of loans	2,037	1,145	2,967	5,081
Net gains on sales of available-for-sale investment securities	58	35	3,066	2,374
Net gains on sales of fixed assets	48	3,402	48	5,602
Net gain on sale of business	—	—	—	31,470
Other income	3,238	2,569	10,196	7,355
Total noninterest income	51,474	46,502	146,364	169,214
NONINTEREST EXPENSE
Compensation and employee benefits	97,819	96,733	300,649	285,832
Occupancy and equipment expense	17,912	17,292	52,592	50,879
Deposit insurance premiums and regulatory assessments	3,550	6,013	9,557	18,118
Legal expense	1,720	1,544	6,300	6,636
Data processing	3,328	3,289	9,945	10,017
Consulting expense	2,559	2,683	6,687	10,155
Deposit related expense	3,584	2,600	10,426	8,201
Computer software expense	6,556	5,478	18,845	16,081
Other operating expense	22,769	23,394	67,737	61,780
Amortization of tax credit and other investments	16,833	20,789	58,477	58,670
Total noninterest expense	176,630	179,815	541,215	526,369
INCOME BEFORE INCOME TAXES	206,367	204,865	624,635	613,641
INCOME TAX EXPENSE	34,951	33,563	138,815	82,958
NET INCOME	$171,416	$171,302	$485,820	$530,683
EARNINGS PER SHARE (“EPS”)
BASIC	$1.18	$1.18	$3.34	$3.66
DILUTED	$1.17	$1.17	$3.33	$3.63
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	145,559	144,921	145,455	144,829
DILUTED	146,120	146,173	146,088	146,158

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$171,416	$171,302	$485,820	$530,683
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains (losses) on available-for-sale investment securities	11,863	(13,608)	62,901	(41,261)
Foreign currency translation adjustments	(2,858)	(4,761)	(5,694)	(4,785)
Other comprehensive income (loss)	9,005	(18,369)	57,207	(46,046)
COMPREHENSIVE INCOME	$180,421	$152,933	$543,027	$484,637

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JULY 1, 2018	144,904,629	$1,770,038	$2,883,201	$(467,488)	$(71,467)	$4,114,284
Net income	—	—	171,302	—	—	171,302
Other comprehensive loss	—	—	—	—	(18,369)	(18,369)
Net activity of common stock pursuant to various stock compensation plans and agreements	24,802	11,685	—	(341)	—	11,344
Cash dividends on common stock ($0.23 per share)	—	—	(33,711)	—	—	(33,711)
BALANCE, SEPTEMBER 30, 2018	144,929,431	$1,781,723	$3,020,792	$(467,829)	$(89,836)	$4,244,850
BALANCE, JULY 1, 2019	145,546,569	$1,809,062	$3,414,901	$(479,398)	$(9,972)	$4,734,593
Net income	—	—	171,416	—	—	171,416
Other comprehensive income	—	—	—	—	9,005	9,005
Net activity of common stock pursuant to various stock compensation plans and agreements	21,143	8,204	—	(61)	—	8,143
Cash dividends on common stock ($0.275 per share)	—	—	(40,493)	—	—	(40,493)
BALANCE, SEPTEMBER 30, 2019	145,567,712	$1,817,266	$3,545,824	$(479,459)	$(967)	$4,882,664

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2018	144,543,060	$1,755,495	$2,576,302	$(452,327)	$(37,519)	$3,841,951
Cumulative effect of change in accounting principle related to marketable equity securities (1)	—	—	(545)	—	385	(160)
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (2)	—	—	6,656	—	(6,656)	—
Net income	—	—	530,683	—	—	530,683
Other comprehensive loss	—	—	—	—	(46,046)	(46,046)
Net activity of common stock pursuant to various stock compensation plans and agreements	386,371	26,228	—	(15,502)	—	10,726
Cash dividends on common stock ($0.63 per share)	—	—	(92,304)	—	—	(92,304)
BALANCE, SEPTEMBER 30, 2018	144,929,431	$1,781,723	$3,020,792	$(467,829)	$(89,836)	$4,244,850
BALANCE, JANUARY 1, 2019	144,961,363	$1,789,977	$3,160,132	$(467,961)	$(58,174)	$4,423,974
Cumulative effect of change in accounting principle related to leases (3)	—	—	14,668	—	—	14,668
Net income	—	—	485,820	—	—	485,820
Other comprehensive income	—	—	—	—	57,207	57,207
Warrants exercised	180,226	1,711	—	2,732	—	4,443
Net activity of common stock pursuant to various stock compensation plans and agreements	426,123	25,578	—	(14,230)	—	11,348
Cash dividends on common stock ($0.78 per share)	—	—	(114,796)	—	—	(114,796)
BALANCE, SEPTEMBER 30, 2019	145,567,712	$1,817,266	$3,545,824	$(479,459)	$(967)	$4,882,664

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

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$485,820	$530,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,220	95,777
Accretion of discount and amortization of premiums, net	(12,917)	(14,471)
Stock compensation costs	23,012	24,201
Deferred income tax (benefit) expense	(2,434)	1,371
Provision for credit losses	80,108	46,296
Net gains on sales of loans	(2,967)	(5,081)
Net gains on sales of available-for-sale investment securities	(3,066)	(2,374)
Net gains on sales of fixed assets	(48)	(5,602)
Net gain on sale of business	—	(31,470)
Loans held-for-sale:
Originations and purchases	(6,341)	(17,642)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	6,341	16,652
Proceeds from distributions received from equity method investees	3,012	2,670
Net change in accrued interest receivable and other assets	(363,187)	(38,164)
Net change in accrued expenses and other liabilities	77,693	92,036
Other net operating activities	773	(1,566)
Total adjustments	(96,801)	162,633
Net cash provided by operating activities	389,019	693,316
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(103,284)	(72,983)
Interest-bearing deposits with banks	204,474	(24,925)
Resale agreements:
Proceeds from paydowns and maturities	300,000	175,000
Purchases	(125,000)	(160,000)
Available-for-sale investment securities:
Proceeds from sales	476,231	296,252
Proceeds from repayments, maturities and redemptions	283,974	404,070
Purchases	(1,219,300)	(514,622)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	224,662	363,209
Purchases	(395,502)	(451,037)
Other changes in loans held-for-investment, net	(1,509,235)	(2,160,858)
Premises and equipment:
Purchases	(8,504)	(9,418)
Payment on sale of business, net of cash transferred	—	(503,687)
Proceeds from sales of other real estate owned (“OREO”)	—	3,602
Proceeds from distributions received from equity method investees	4,563	4,264
Other net investing activities	(1,897)	(3,002)
Net cash used in investing activities	(1,868,818)	(2,654,135)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,252,237	2,092,022
Net (decrease) increase in short-term borrowings	(9,035)	63,131
FHLB advances:
Proceeds	1,500,000	—
Repayment	(1,082,000)	—
Repayment of long-term debt and finance lease liabilities	(658)	(15,000)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,895	1,328
Stock tendered for payment of withholding taxes	(14,230)	(15,502)
Cash dividends paid	(114,986)	(92,632)
Net cash provided by financing activities	1,533,223	2,033,347
Effect of exchange rate changes on cash and cash equivalents	(12,520)	(28,333)
NET INCREASE IN CASH AND CASH EQUIVALENTS	40,904	44,195
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,001,377	2,174,592
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,042,281	$2,218,787

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$313,793	$166,422
Income taxes, net	$116,074	$71,064
Non-cash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$222,434	$363,591
Loans transferred from held-for-sale to held-for-investment	$—	$2,306
Loans transferred to OREO	$2,013	$—

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of September 30, 2019, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements. East West also owns East West Insurance Services, Inc. (“EWIS”). In the third quarter of 2017, the Company sold the insurance brokerage business of EWIS, which remains a subsidiary of East West and continues to maintain its insurance broker license. In the first quarter of 2019, the Company acquired Enstream Capital Markets, LLC, a private broker dealer, as a wholly-owned subsidiary of the Company. In the third quarter of 2019, the Company established East West Investment Management LLC, a registered investment adviser, as a wholly-owned subsidiary of the Company.

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
ASC Topic 842, Leases, supersedes ASC Topic 840, Leases. This ASU requires lessees to recognize right-of-use assets and related lease liabilities for all leases with lease terms of more than 12 months on the Consolidated Balance Sheet, and provide quantitative and qualitative disclosures regarding key information about the leasing arrangements. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Lessee accounting for finance leases, as well as lessor accounting are largely unchanged. The standard may be adopted using a modified retrospective approach through a cumulative-effect adjustment. In addition, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides companies the option to continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year they adopt ASU 2016-02. Companies that elect this transition option can recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented.

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
The ASU introduces a new current expected credit loss (“CECL”) impairment model that applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loan receivables, available-for-sale and held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted in each period for changes in expected lifetime credit losses. This ASU also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses, and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). The guidance should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The new guidance also allows optional relief for certain instruments measured at amortized cost with an option to irrevocably elect the fair value option under ASC Topic 825, Financial instruments.

The Company’s implementation efforts have included, but not limited to, identifying and evaluating key interpretations; modifying data, system, and operational process requirements against the new guidance; and developing and validating models. The Company has completed its parallel run in the third quarter of 2019. During the fourth quarter, the Company will continue to analyze model results, review qualitative factors, update the allowance documentation, and address any gaps arising from internal reviews, model validation, implementation testing, and upcoming fourth quarter parallel runs.

The Company expects to adopt this ASU on January 1, 2020 without electing the fair value option on eligible financial instruments. While the Company is still evaluating the impact on its Consolidated Financial Statements, the Company expects that this ASU may result in an increase in the allowance for credit losses due to the following factors: 1) the allowance for credit losses provides for expected credit losses over the remaining expected life of the loan portfolio; and 2) the nonaccretable difference on the purchased credit-impaired (“PCI”) loans will be recognized as an allowance, offset by an increase in the carrying value of the PCI loans. The ultimate effect of this ASU will also depend on the composition and credit quality of the portfolio and economic conditions at the time of adoption.

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

Available-for-Sale Investment Securities — When available, the Company uses quoted market prices to determine the fair value of available-for-sale investment securities, which are classified as Level 1. Level 1 available-for-sale investment securities are comprised of U.S. Treasury securities. The fair value of other available-for-sale investment securities is generally determined by independent external pricing service providers who have experience in valuing these securities or by taking the average quoted market prices obtained from independent external brokers. The valuations provided by the third-party pricing service providers are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, prepayment expectation and reference data obtained from market research publications. Inputs used by the third-party pricing service in valuing collateralized mortgage obligations and other securitization structures also include new issue data, monthly payment information, whole loan collateral performance, tranche evaluation and “To Be Announced” prices. In valuing securities issued by state and political subdivisions, the inputs used by third-party pricing service providers also include material event notices.

On a monthly basis, the Company validates the valuations provided by third-party pricing service providers to ensure that the fair value determination is consistent with the applicable accounting guidance and the financial instruments are properly classified in the fair value hierarchy. To perform this validation, the Company evaluates the fair values of securities by comparing the fair values provided by the third-party pricing service to prices from other available independent sources for the same securities. When variances in prices are identified, the Company further compares inputs used by different sources to ascertain the reliability of these sources. On a quarterly basis, the Company reviews the documentation received from the third-party pricing service providers regarding the valuation inputs and methodology used for each category of securities.

When pricing is unavailable from third-party pricing service for certain securities, the Company requests market quotes from various independent external brokers and utilizes the average quoted market prices. Since these valuations are based on observable inputs in the current marketplace and are classified as Level 2. The Company periodically communicates with the independent external brokers to validate their pricing methodology. Information such as pricing sources, pricing assumptions, data inputs and valuation technique are reviewed.

Equity Securities — Equity securities were comprised of mutual funds as of both September 30, 2019 and December 31, 2018. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed-rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of September 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. The Company held foreign currency non-deliverable forward contracts as of September 30, 2019 and held foreign swap contracts as of December 31, 2018 to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward and swap contracts were designated as net investment hedges. The fair value of foreign currency contracts is valued by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Contracts — The Company may periodically enter into credit risk participation agreements (“RPAs”) to manage the credit exposure on interest rate contracts associated with the syndicated loans. The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. The majority of the inputs used to value the RPAs are observable. Accordingly, RPAs fall within Level 2.

Equity Contracts — As part of the loan origination process, from time to time, the Company obtains equity warrants to purchase preferred and common stock of technology and life sciences companies it provides loans to. As of September 30, 2019 and December 31, 2018, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For equity warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. Since both option volatility and liquidity discount assumptions are subject to management judgment, measurement uncertainty is inherent in the valuation of private companies’ equity warrants. Given that the Company holds long positions in all equity warrants, an increase in volatility assumption would generally result in an increase in fair value measurement. A higher liquidity discount would result in a decrease in fair value measurement. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$426,113	$—	$—	$426,113
U.S. government agency and U.S. government sponsored enterprise debt securities	—	691,368	—	691,368
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	549,793	—	549,793
Residential mortgage-backed securities	—	925,387	—	925,387
Municipal securities	—	78,159	—	78,159
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	70,243	—	70,243
Residential mortgage-backed securities	—	31,495	—	31,495
Corporate debt securities	—	11,022	—	11,022
Foreign bonds	—	453,179	—	453,179
Asset-backed securities	—	47,275	—	47,275
Total available-for-sale investment securities	$426,113	$2,857,921	$—	$3,284,034

Investments in tax credit and other investments:
Equity securities (1)	$21,737	$9,987	$—	$31,724
Total investments in tax credit and other investments	$21,737	$9,987	$—	$31,724

Derivative assets:
Interest rate contracts	$—	$264,603	$—	$264,603
Foreign exchange contracts	—	59,512	—	59,512
Credit contracts	—	4	—	4
Equity contracts	—	1,140	402	1,542
Commodity contracts	—	32,978	—	32,978
Gross derivative assets	$—	$358,237	$402	$358,639
Netting adjustments (2)	$—	$(69,328)	$—	$(69,328)
Net derivative assets	$—	$288,909	$402	$289,311

Derivative liabilities:
Interest rate contracts	$—	$170,917	$—	$170,917
Foreign exchange contracts	—	50,828	—	50,828
Credit contracts	—	122	—	122
Commodity contracts	—	41,867	—	41,867
Gross derivative liabilities	$—	$263,734	$—	$263,734
Netting adjustments (2)	$—	$(110,720)	$—	$(110,720)
Net derivative liabilities	$—	$153,014	$—	$153,014

(1)	Equity securities were comprised of mutual funds with readily determinable fair values.

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

As of September 30, 2019 and December 31, 2018, Level 3 fair value measurements that were measured on a recurring basis consists of equity warrants issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity warrants for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Equity warrants
Beginning balance	$392	$648	$673	$679
Total gains (losses) included in earnings (1)	10	(7)	548	161
Issuances	—	31	28	65
Settlements	—	—	(847)	(233)
Ending balance	$402	$672	$402	$672

(1)
Includes unrealized gains (losses) of $10 thousand and $(7) thousand for the three months ended September 30, 2019 and 2018, respectively, and $(225) thousand and $224 thousand for the nine months ended September 30, 2019 and 2018, respectively. The realized/unrealized gains (losses) of equity warrants are included in Lending fees on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of September 30, 2019. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average (1)
September 30, 2019
Derivative assets:
Equity warrants	$402	Black-Scholes option pricing model	Equity volatility	45% — 56%	54%
			Liquidity discount	47%	47%
December 31, 2018
Derivative assets:
Equity warrants	$673	Black-Scholes option pricing model	Equity volatility	49% — 52%	51%
			Liquidity discount	47%	47%

(1)	Weighted-average is calculated based on fair value of equity warrants as of September 30, 2019 and December 31, 2018.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis include certain non-PCI loans, investments in qualified affordable housing partnerships, tax credit and other investments, OREO, and loans held-for-sale. Nonrecurring fair value adjustments result from impairment on certain non-PCI loans and investments in qualified affordable housing partnerships, tax credit and other investments, write-downs of OREO, or from the application of lower of cost or fair value on loans held-for-sale.

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

•
A specific reserve is established for an impaired loan based on the fair value of the underlying collateral, which may take the form of real estate, inventory, equipment, contracts or guarantees. The fair value of the underlying collateral is generally based on third-party appraisals, or an internal valuation if a third-party appraisal is not required by regulations, which utilize one or more valuation techniques such as income, market and/or cost approaches.

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

The following tables present the carrying amounts of assets that were still held and had fair value changes measured on a nonrecurring basis as of September 30, 2019 and December 31, 2018:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Non-PCI impaired loans:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$43,087	$43,087
Commercial real estate (“CRE”)	—	—	764	764
Total non-PCI impaired loans	$—	$—	$43,851	$43,851
OREO (1)	$—	$—	$590	$590
Investments in tax credit and other investments, net	$—	$—	$830	$830

(1)	Amounts are included in Other assets on the Consolidated Balance Sheet and represent the carrying value of OREO properties that were written down subsequent to their initial classification as OREO.

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Non-PCI impaired loans:
Commercial:
C&I	$—	$—	$26,873	$26,873
CRE	—	—	3,434	3,434
Consumer:
Single-family residential	—	—	2,551	2,551
Total non-PCI impaired loans	$—	$—	$32,858	$32,858

The following table presents the increase (decrease) in value of assets for which a fair value adjustment has been recognized for the three and nine months ended September 30, 2019 and 2018, related to assets that were still held at those dates:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Non-PCI impaired loans:
Commercial:
C&I	$(20,484)	$(8,508)	$(43,109)	$(7,204)
CRE	2	50	6	61
Consumer:
Single-family residential	—	—	—	15
Home equity lines of credit (“HELOCs”)	—	(188)	—	(262)
Total non-PCI impaired loans	$(20,482)	$(8,646)	$(43,103)	$(7,390)
OREO (1)	$(1,020)	$—	$(1,023)	$—
Investments in tax credit and other investments, net	$(1,703)	$—	$(11,573)	$—

(1)	Includes losses recorded within the first 90 days after transferring a loan to OREO.

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of September 30, 2019 and December 31, 2018:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Input(s)	Weighted- Average (1)
September 30, 2019
Non-PCI impaired loans	$4,407	Discounted cash flows	Discount	4% — 12%	7%
	$14,094	Fair value of collateral	Discount	20% — 50%	34%
	$25,350	Fair value of collateral	Contract value	NM	NM
OREO	$590	Fair value of property	Selling cost	8%	8%
Investments in tax credit and other investments, net	$830	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
December 31, 2018
Non-PCI impaired loans	$16,921	Discounted cash flows	Discount	4% — 7%	6%
	$2,751	Fair value of collateral	Discount	15% — 50%	21%
	$11,499	Fair value of collateral	Contract value	NM	NM
	$1,687	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.

(1)	Weighted-average is based on the relative fair value of the respective assets as of September 30, 2019 and December 31, 2018.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of September 30, 2019 and December 31, 2018, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights that are included in Other assets, and accrued interest payable that is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	September 30, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,042,281	$3,042,281	$—	$—	$3,042,281
Interest-bearing deposits with banks	$160,423	$—	$160,423	$—	$160,423
Resale agreements (1)	$860,000	$—	$857,935	$—	$857,935
Restricted equity securities, at cost	$78,334	$—	$78,334	$—	$78,334
Loans held-for-sale	$294	$—	$294	$—	$294
Loans held-for-investment, net	$33,679,400	$—	$—	$33,998,189	$33,998,189
Mortgage servicing rights	$6,380	$—	$—	$8,412	$8,412
Accrued interest receivable	$143,804	$—	$143,804	$—	$143,804
Financial liabilities:
Demand, checking, savings and money market deposits	$26,139,319	$—	$26,139,319	$—	$26,139,319
Time deposits	$10,520,207	$—	$10,519,103	$—	$10,519,103
Short-term borrowings	$47,689	$—	$47,689	$—	$47,689
FHLB advances	$745,494	$—	$754,902	$—	$754,902
Repurchase agreements (1)	$50,000	$—	$85,028	$—	$85,028
Long-term debt	$147,033	$—	$145,923	$—	$145,923
Accrued interest payable	$24,573	$—	$24,573	$—	$24,573

($ in thousands)	December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,001,377	$3,001,377	$—	$—	$3,001,377
Interest-bearing deposits with banks	$371,000	$—	$371,000	$—	$371,000
Resale agreements (1)	$1,035,000	$—	$1,016,724	$—	$1,016,724
Restricted equity securities, at cost	$74,069	$—	$74,069	$—	$74,069
Loans held-for-sale	$275	$—	$275	$—	$275
Loans held-for-investment, net	$32,073,867	$—	$—	$32,273,157	$32,273,157
Mortgage servicing rights	$7,836	$—	$—	$11,427	$11,427
Accrued interest receivable	$146,262	$—	$146,262	$—	$146,262
Financial liabilities:
Demand, checking, savings and money market deposits	$26,370,562	$—	$26,370,562	$—	$26,370,562
Time deposits	$9,069,066	$—	$9,084,597	$—	$9,084,597
Short-term borrowings	$57,638	$—	$57,638	$—	$57,638
FHLB advances	$326,172	$—	$334,793	$—	$334,793
Repurchase agreements (1)	$50,000	$—	$87,668	$—	$87,668
Long-term debt	$146,835	$—	$152,556	$—	$152,556
Accrued interest payable	$22,893	$—	$22,893	$—	$22,893

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of both September 30, 2019 and December 31, 2018, $400.0 million out of $450.0 million of gross repurchase agreements were eligible for netting against gross resale agreements.

Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Resale agreements are recorded as receivables for the cash paid based on the values at which the securities are acquired. The market values of the underlying securities collateralizing the related receivables of the resale agreements, including accrued interest, are monitored. Additional collateral may be requested by the Company from the counterparties or excess collateral may be returned by the Company to the counterparties when deemed appropriate. Gross resale agreements were $1.26 billion and $1.44 billion as of September 30, 2019 and December 31, 2018, respectively. The weighted-average yields were 2.57% and 2.63% for the three months ended September 30, 2019 and 2018, respectively, and 2.69% and 2.59% for the nine months ended September 30, 2019 and 2018, respectively.

Repurchase Agreements

Long-term repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. As of September 30, 2019, the collateral for the repurchase agreements was comprised of U.S. Treasury securities and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities. The Company may have to provide additional collateral to the counterparties, or the counterparties may return excess collateral to the Company, for the repurchase agreements when deemed appropriate. Gross repurchase agreements were $450.0 million as of both September 30, 2019 and December 31, 2018. The weighted-average interest rates were 4.68% and 4.65% for the three months ended September 30, 2019 and 2018, respectively, and 4.87% and 4.36% for the nine months ended September 30, 2019 and 2018, respectively.

The following table presents the gross repurchase agreements as of September 30, 2019 that will mature in the next five years and thereafter:

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$1,260,000	$(400,000)	$860,000	$(859,396)	(1)	$604

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$450,000	$(400,000)	$50,000	$(50,000)	(2)	$—

($ in thousands)	December 31, 2018

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$1,435,000	$(400,000)	$1,035,000	$(1,025,066)	(1)	$9,934

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$450,000	$(400,000)	$50,000	$(50,000)	(2)	$—

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

Note 6 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of available-for-sale investment securities as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$427,535	$—	$(1,422)	$426,113
U.S. government agency and U.S. government sponsored enterprise debt securities	688,529	2,924	(85)	691,368
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	539,957	12,500	(2,664)	549,793
Residential mortgage-backed securities	914,379	11,914	(906)	925,387
Municipal securities	76,948	1,218	(7)	78,159
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	67,518	2,731	(6)	70,243
Residential mortgage-backed securities	31,209	425	(139)	31,495
Corporate debt securities	11,250	—	(228)	11,022
Foreign bonds	454,431	607	(1,859)	453,179
Asset-backed securities	48,028	—	(753)	47,275
Total available-for-sale investment securities	$3,259,784	$32,319	$(8,069)	$3,284,034

($ in thousands)	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$577,561	$153	$(12,899)	$564,815
U.S. government agency and U.S. government sponsored enterprise debt securities	219,485	382	(2,694)	217,173
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	420,486	811	(12,694)	408,603
Residential mortgage-backed securities	957,219	4,026	(14,552)	946,693
Municipal securities	82,965	87	(1,032)	82,020
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	25,826	226	—	26,052
Residential mortgage-backed securities	10,109	7	(185)	9,931
Corporate debt securities	11,250	—	(381)	10,869
Foreign bonds	489,378	—	(26,330)	463,048
Asset-backed securities	12,621	22	—	12,643
Total available-for-sale investment securities	$2,806,900	$5,714	$(70,767)	$2,741,847

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s available-for-sale investment securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position, as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$199,711	$(76)	$226,402	$(1,346)	$426,113	$(1,422)
U.S. government agency and U.S. government sponsored enterprise debt securities	354,916	(85)	—	—	354,916	(85)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	60,336	(573)	116,139	(2,091)	176,475	(2,664)
Residential mortgage-backed securities	87,356	(553)	43,403	(353)	130,759	(906)
Municipal securities	979	(1)	5,046	(6)	6,025	(7)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	7,914	(6)	—	—	7,914	(6)
Residential mortgage-backed securities	11,145	(139)	—	—	11,145	(139)
Corporate debt securities	1,247	(3)	9,775	(225)	11,022	(228)
Foreign bonds	14,338	(101)	123,243	(1,758)	137,581	(1,859)
Asset-backed securities	47,275	(753)	—	—	47,275	(753)
Total available-for-sale investment securities	$785,217	$(2,290)	$524,008	$(5,779)	$1,309,225	$(8,069)

($ in thousands)	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale investment securities:
U.S. Treasury securities	$—	$—	$516,520	$(12,899)	$516,520	$(12,899)
U.S. government agency and U.S. government sponsored enterprise debt securities	22,755	(238)	159,814	(2,456)	182,569	(2,694)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	26,886	(245)	274,666	(12,449)	301,552	(12,694)
Residential mortgage-backed securities	75,675	(491)	653,660	(14,061)	729,335	(14,552)
Municipal securities	9,458	(104)	30,295	(928)	39,753	(1,032)
Non-agency mortgage-backed securities:
Residential mortgage-backed securities	3,067	(19)	3,949	(166)	7,016	(185)
Corporate debt securities	10,869	(381)	—	—	10,869	(381)
Foreign bonds	14,418	(40)	448,630	(26,290)	463,048	(26,330)
Total available-for-sale investment securities	$163,128	$(1,518)	$2,087,534	$(69,249)	$2,250,662	$(70,767)

Other-Than-Temporary Impairment

For each reporting period, the Company assesses individual securities that are in an unrealized loss position for OTTI. For a discussion of the factors and criteria the Company uses in analyzing securities for OTTI, see Note 1 — Summary of Significant Accounting Policies — Securities to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

The unrealized losses were primarily attributable to the movement in the yield curve, in addition to widened liquidity and credit spreads. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects to recover the entire amortized cost basis of these securities. The Company has the intent to hold these securities through the anticipated recovery period and it is not more-likely-than-not that the Company will have to sell these securities before recovery of their amortized cost. As of September 30, 2019, the Company had 70 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of 37 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, six foreign bonds, and 10 U.S. Treasury securities. In comparison, as of December 31, 2018, the Company had 184 available-for-sale investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of 108 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 16 foreign bonds, and 19 U.S. Treasury securities. There were no OTTI credit losses recognized in earnings for each of the three and nine months ended September 30, 2019 and 2018.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and tax expense related to the sales of available-for-sale investment securities for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from sales	$101,129	$39,377	$476,231	$296,252
Gross realized gains	$58	$35	$3,066	$2,374
Related tax expense	$17	$11	$906	$701

Contractual Maturities of Investment Securities

The following table presents the contractual maturities of available-for-sale investment securities as of September 30, 2019:

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$1,100,414	$1,099,412
Due after one year through five years	430,577	429,725
Due after five years through ten years	185,633	189,981
Due after ten years	1,543,160	1,564,916
Total available-for-sale investment securities	$3,259,784	$3,284,034

Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

As of September 30, 2019 and December 31, 2018, available-for-sale investment securities with fair value of $524.4 million and $435.8 million, respectively, were pledged to secure public deposits, repurchase agreements, interest rate contracts, and for other purposes required or permitted by law.

Restricted Equity Securities

Restricted equity securities include the Federal Reserve Bank of San Francisco (“FRB”) and the FHLB stock. Restricted equity securities are carried at cost as these securities do not have a readily determinable fair value. The following table presents the restricted equity securities as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018
FRB stock	$58,084	$56,819
FHLB stock	20,250	17,250
Total restricted equity securities	$78,334	$74,069

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of September 30, 2019 and December 31, 2018. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of September 30, 2019 and December 31, 2018. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	September 30, 2019				December 31, 2018
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$31,026		$—	$2,804	$35,811		$—	$5,866
Net investment hedges:
Foreign exchange contracts	84,831		—	431	90,245		—	611
Total derivatives designated as hedging instruments	$115,857		$—	$3,235	$126,056		$—	$6,477

Derivatives not designated as hedging instruments:
Interest rate contracts	$14,139,233		$264,603	$168,113	$11,695,499		$69,818	$69,267
Foreign exchange contracts	4,638,136		59,512	50,397	3,407,522		21,624	19,329
Credit contracts	211,343		4	122	119,320		1	164
Equity contracts	—	(1)	1,542	—	—	(1)	1,951	—
Commodity contracts	—	(2)	32,978	41,867	—	(2)	14,422	23,068
Total derivatives not designated as hedging instruments	$18,988,712		$358,639	$260,499	$15,222,341		$107,816	$111,828
Gross derivative assets/liabilities			$358,639	$263,734			$107,816	$118,305
Less: Master netting agreements			(62,741)	(62,741)			(31,569)	(31,569)
Less: Cash collateral received/paid			(6,587)	(47,979)			(13,577)	(6,833)
Net derivative assets/liabilities			$289,311	$153,014			$62,670	$79,903

(1)
The Company held equity contracts in three public companies and 17 private companies as of September 30, 2019. In comparison, the Company held equity contracts in four public companies and 18 private companies as of December 31, 2018.

(2)
The notional amount of the Company’s commodity contracts entered with its customers totaled 7,166 thousand barrels of crude oil and 33,089 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of September 30, 2019. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 2,507 thousand barrels of crude oil and 14,722 thousand MMBTUs of natural gas as of December 31, 2018. The Company simultaneously entered into the offsetting commodity contracts with mirrored terms with third-party financial institutions.

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

The following table presents the net gains (losses) recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$202	$(241)	$3,056	$(2,089)
Recognized on certificates of deposit	$(37)	$520	$(2,732)	$2,239

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that was included in the carrying amount of the hedged certificates of deposit as of September 30, 2019 and December 31, 2018:

($ in thousands)	Carrying Value (1)		Cumulative Fair Value Adjustment (2)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Certificates of deposit	$(29,276)	$(26,877)	$1,408	$4,141

(1)	Represents the full carrying amount of the hedged certificates of deposit.

(2)	For liabilities, decrease to carrying value.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency contracts to hedge a portion of its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi. The Company may de-designate the net investment hedges when the Company expects the hedge will cease to be highly effective. The notional and fair value amounts of the net investment hedges, made up of foreign exchange forwards, were $84.8 million and a $431 thousand liability, respectively, as of September 30, 2019. In comparison, the notional and fair value amounts of the net investment hedges, made up of foreign exchange swaps, were $90.2 million and a $611 thousand liability, respectively, as of December 31, 2018.

The following table presents the gains recognized in AOCI on net investment hedges for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gains recognized in AOCI	$2,954	$2,960	$351	$6,745

Derivatives Not Designated as Hedging Instruments

Interest Rate Contracts — The Company enters into interest rate contracts, which include interest rate swaps and options with its customers to allow customers to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions, including central clearing organizations. Beginning in January 2018, the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlements of derivatives, and not as collateral against derivatives. Included in the total notional amount of $7.07 billion of interest rates contracts entered into with financial counterparties as of September 30, 2019, was a notional amount of $2.25 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair value of $317 thousand and liability fair value of $103.3 million, as of September 30, 2019. In comparison, included in the total notional amount of $5.85 billion of interest rates contracts entered into with financial counterparties as of December 31, 2018, was a notional amount of $1.66 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair value of $16.4 million and liability fair value of $16.0 million as of December 31, 2018.

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$1,009,823	$—	$59	Purchased options	$1,009,823	$61	$—
Sold collars and corridors	495,511	3,592	6	Collars and corridors	495,511	6	3,641
Swaps	5,560,947	260,251	975	Swaps	5,567,618	693	163,432
Total	$7,066,281	$263,843	$1,040	Total	$7,072,952	$760	$167,073

($ in thousands)	December 31, 2018
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$931,601	$—	$492	Purchased options	$931,601	$503	$—
Sold collars and corridors	429,879	1,121	305	Collars and corridors	429,879	308	1,140
Swaps	4,482,881	41,457	41,545	Swaps	4,489,658	26,429	25,785
Total	$5,844,361	$42,578	$42,342	Total	$5,851,138	$27,240	$26,925

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. For a portion of the foreign exchange contracts entered into with its customers, the Company either enters into offsetting foreign exchange contracts with third-party financial institutions or acquires collateral on a portfolio basis primarily in the form of cash to manage its exposure. The Company also utilizes foreign exchange contracts, which are not designated as hedging instruments to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily for foreign currency-denominated deposits offered to its customers. A majority of the foreign exchange contracts have original maturities of one year or less as of September 30, 2019 and December 31, 2018.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$3,205,662	$46,233	$34,023	Forwards and spot	$321,044	$2,538	$5,171
Swaps	10,091	77	217	Swaps	760,748	7,239	7,554
Written options	85,379	640	—	Purchased options	85,379	—	640
Collars	5,344	30	209	Collars	164,489	2,755	2,583
Total	$3,306,476	$46,980	$34,449	Total	$1,331,660	$12,532	$15,948

($ in thousands)	December 31, 2018
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$2,023,425	$11,719	$13,079	Forwards and spot	$506,342	$3,407	$2,285
Swaps	21,108	348	243	Swaps	687,845	5,764	3,336
Written options	537	16	—	Purchased options	537	—	16
Collars	83,864	—	370	Collars	83,864	370	—
Total	$2,128,934	$12,083	$13,692	Total	$1,278,588	$9,541	$5,637

Credit Contracts — The Company may periodically enter into RPA contracts to manage its credit exposure on interest rate contracts associated with syndicated loans. The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. Under the RPA, the Company will receive or make a payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the Company’s normal credit review process. The referenced entities of the RPAs were investment grade as of both September 30, 2019 and December 31, 2018. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019			December 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$200,629	$—	$122	$108,606	$—	$164
RPAs - protection purchased	10,714	4	—	10,714	1	—
Total RPAs	$211,343	$4	$122	$119,320	$1	$164

Assuming all underlying borrowers referenced in the interest rate contracts defaulted as of September 30, 2019 and December 31, 2018, the exposure from the RPAs with protections sold would be $117 thousand and $125 thousand, respectively. As of September 30, 2019 and December 31, 2018, the weighted-average remaining maturities of the outstanding RPAs were 2.4 years and 6.6 years, respectively.

Equity Contracts — As part of the Company’s loan origination process, from time to time, the Company obtains equity warrants to purchase preferred and common stock of technology and life sciences companies it provides loans to. Equity warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in three public companies and 17 private companies as of September 30, 2019, and held warrants in four public companies and 18 private companies as of December 31, 2018. The total fair value of the warrants held in both public and private companies was a $1.5 million asset and $2.0 million asset as of September 30, 2019 and December 31, 2018, respectively.

Commodity Contracts — In 2018, the Company entered into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company entered into offsetting commodity contracts with third-party financial institutions to manage the exposure with its customers. Beginning in January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments made to and received from CME as settlements of derivatives and not as collateral against derivatives. The notional quantities that cleared through CME totaled 2,160 thousand barrels of crude oil and 3,980 thousand MMBTUs of natural gas as of September 30, 2019. Applying variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction in gross derivative asset fair value of $13.2 million as of September 30, 2019, for a net liability fair value of $3.0 million. In comparison, the notional quantities that cleared through CME totaled 778 thousand barrels of crude oil and 6,290 thousand MMBTUs of natural gas as of December 31, 2018. Applying variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction in gross derivative asset fair value of $10.4 million and liability fair value of $582 thousand as of December 31, 2018, for a net asset fair value of $622 thousand.

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of September 30, 2019 and December 31, 2018:

($ and units in thousands)	September 30, 2019
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	148	Barrels	$—	$305	Purchased options	148	Barrels	$225	$—
Collars	2,838	Barrels	19	5,523	Collars	3,384	Barrels	6,141	713
Swaps	4,180	Barrels	1,454	22,806	Swaps	4,299	Barrels	14,922	1,939
Total	7,166		$1,473	$28,634	Total	7,831		$21,288	$2,652

Natural gas:					Natural gas:
Written options	570	MMBTUs	$—	$42	Purchased Options	560	MMBTUs	$35	$—
Collars	10,742	MMBTUs	$228	$447	Collars	10,672	MMBTUs	$387	$183
Swaps	21,777	MMBTUs	2,588	7,024	Swaps	22,938	MMBTUs	6,979	2,885
Total	33,089		$2,816	$7,513	Total	34,170		$7,401	$3,068
Total			$4,289	$36,147	Total			$28,689	$5,720

($ and units in thousands)	December 31, 2018
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	524	Barrels	$—	$2,628	Purchased options	524	Barrels	$2,251	$—
Collars	872	Barrels	—	3,772	Collars	872	Barrels	3,225	—
Swaps	1,111	Barrels	—	14,278	Swaps	1,111	Barrels	5,799	—
Total	2,507		$—	$20,678	Total	2,507		$11,275	$—

Natural gas:					Natural gas:
Collars	3,063	MMBTUs	$78	$152	Collars	3,063	MMBTUs	$151	$64
Swaps	11,659	MMBTUs	1,049	1,857	Swaps	11,659	MMBTUs	1,869	317
Total	14,722		$1,127	$2,009	Total	14,722		$2,020	$381
Total			$1,127	$22,687	Total			$13,295	$381

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Classification on Consolidated Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$(2,738)	$653	$(5,876)	$1,847
Foreign exchange contracts	Foreign exchange income	5,306	4,612	15,127	11,115
Credit contracts	Interest rate contracts and other derivative income	(3)	20	44	(49)
Equity contracts	Lending fees	(442)	531	725	970
Commodity contracts	Interest rate contracts and other derivative income	14	(45)	(4)	(5)
Net gains		$2,137	$5,771	$10,016	$13,878

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of September 30, 2019, the net fair value of all derivative instruments with such credit-risk-related contingent features was a $71.3 million net liability position, comprising $538 thousand in derivative assets and $71.9 million in derivative liabilities; the associated posted collateral was $71.1 million. As of December 31, 2018, the net fair value of all derivative instruments with such credit-risk-related contingent features was an $11.4 million net liability position, comprising $2.8 million in derivative assets and $14.2 million in derivative liabilities; the associated posted collateral was $9.4 million. In the event that the credit rating of East West Bank had been downgraded to below investment grade, minimal additional collateral would have been required to be posted as of both September 30, 2019 and December 31, 2018.

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

($ in thousands)	September 30, 2019

	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative Assets	$358,639	$(62,741)	$(6,587)	$289,311	$—	$289,311

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative Liabilities	$263,734	$(62,741)	$(47,979)	$153,014	$(113,365)	$39,649

($ in thousands)	December 31, 2018

	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative Assets	$107,816	$(31,569)	$(13,577)	$62,670	$(13,975)	$48,695

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative Liabilities	$118,305	$(31,569)	$(6,833)	$79,903	$(11,231)	$68,672

(1)
Gross amounts recognized for derivative assets include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $357.0 million and $105.9 million, respectively, as of September 30, 2019 and December 31, 2018, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $1.6 million and $2.0 million, respectively, as of September 30, 2019 and December 31, 2018.

(2)
Gross amounts recognized for derivative liabilities include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $263.7 million and $118.2 million, respectively, as of September 30, 2019 and December 31, 2018, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $67 thousand and $102 thousand, respectively, as of September 30, 2019 and December 31, 2018.

(3)
Gross cash collateral received under master netting arrangements or similar agreements were $7.2 million and $15.8 million, respectively, as of September 30, 2019 and December 31, 2018. Of the gross cash collateral received, $6.6 million and $13.6 million were used to offset against derivative assets, respectively, as of September 30, 2019 and December 31, 2018.

(4)
Gross cash collateral pledged under master netting arrangements or similar agreements were $50.9 million and $8.4 million, respectively, as of September 30, 2019 and December 31, 2018. Of the gross cash collateral pledged, $48.0 million and $6.8 million were used to offset against derivative liabilities, respectively, as of September 30, 2019 and December 31, 2018.

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

The following table presents the composition of the Company’s non-PCI and PCI loans as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019			December 31, 2018
	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)
Commercial:
C&I	$12,299,163	$1,839	$12,301,002	$12,054,818	$2,152	$12,056,970
CRE	9,627,330	122,253	9,749,583	9,097,165	163,034	9,260,199
Multifamily residential	2,564,758	24,445	2,589,203	2,433,924	36,744	2,470,668
Construction and land	719,859	41	719,900	538,752	42	538,794
Total commercial	25,211,110	148,578	25,359,688	24,124,659	201,972	24,326,631
Consumer:
Single-family residential	6,725,574	85,440	6,811,014	5,939,258	97,196	6,036,454
HELOCs	1,533,433	6,688	1,540,121	1,681,979	8,855	1,690,834
Other consumer	314,153	—	314,153	331,270	—	331,270
Total consumer	8,573,160	92,128	8,665,288	7,952,507	106,051	8,058,558
Total loans held-for-investment	$33,784,270	$240,706	$34,024,976	$32,077,166	$308,023	$32,385,189
Allowance for loan losses	(345,576)	—	(345,576)	(311,300)	(22)	(311,322)
Loans held-for-investment, net	$33,438,694	$240,706	$33,679,400	$31,765,866	$308,001	$32,073,867

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(39.8) million and $(48.9) million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes ASC 310-30 discount of $16.7 million and $22.2 million as of September 30, 2019 and December 31, 2018, respectively.

The commercial portfolio includes C&I, CRE, multifamily residential, and construction and land loans. The consumer portfolio includes single-family residential, HELOC and other consumer loans.

The C&I loan portfolio, which is comprised of commercial business and trade finance loans, provides financing to businesses in a wide spectrum of industries. The CRE loan portfolio consists of income producing real estate loans that are either owner occupied, or non-owner occupied where 50% or more of the debt service for the loan is primarily provided by unaffiliated rental income from a third party. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units in the Bank’s primary lending areas. Construction loans mainly provide construction financing for hotels, offices and industrial projects.

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

As of September 30, 2019 and December 31, 2018, loans of $21.83 billion and $20.59 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity from the FRB and FHLB.

Credit Quality Indicators

All loans are subject to the Company’s credit review and monitoring. For the commercial portfolio, loans are risk rated based on an analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes a review of all repayment sources, the borrower’s current payment performance or delinquency, current financial and liquidity status, and all other relevant information. For the majority of the consumer portfolio, payment performance or delinquency is the driving indicator for the risk ratings. Risk ratings are the overall credit quality indicator for the Company and the credit quality indicator is utilized for estimating the appropriate allowance for loan losses. The risk rating system classifies loans within the following categories: Pass, Watch, Special Mention, Substandard, Doubtful and Loss. The risk ratings reflect the relative strength of the repayment sources.

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

The following tables present the credit risk ratings for non-PCI loans by loan type as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
Commercial:
C&I	$11,632,851	$390,052	$262,387	$13,873	$12,299,163
CRE	9,454,709	90,583	82,038	—	9,627,330
Multifamily residential	2,535,702	20,393	8,663	—	2,564,758
Construction and land	666,597	—	53,262	—	719,859
Total commercial	24,289,859	501,028	406,350	13,873	25,211,110
Consumer:
Single-family residential	6,708,317	7,773	9,484	—	6,725,574
HELOCs	1,518,542	4,966	9,925	—	1,533,433
Other consumer	299,659	11,999	2,495	—	314,153
Total consumer	8,526,518	24,738	21,904	—	8,573,160
Total	$32,816,377	$525,766	$428,254	$13,873	$33,784,270

($ in thousands)	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
Commercial:
C&I	$11,644,470	$260,089	$139,844	$10,415	$12,054,818
CRE	8,957,228	49,705	90,232	—	9,097,165
Multifamily residential	2,402,991	20,551	10,382	—	2,433,924
Construction and land	485,217	19,838	33,697	—	538,752
Total commercial	23,489,906	350,183	274,155	10,415	24,124,659
Consumer:
Single-family residential	5,925,584	6,376	7,298	—	5,939,258
HELOCs	1,669,300	1,576	11,103	—	1,681,979
Other consumer	328,767	1	2,502	—	331,270
Total consumer	7,923,651	7,953	20,903	—	7,952,507
Total	$31,413,557	$358,136	$295,058	$10,415	$32,077,166

The following tables present the credit risk ratings for PCI loans by loan type as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial:
C&I	$1,839	$—	$—	$—	$1,839
CRE	106,164	—	16,089	—	122,253
Multifamily residential	23,870	—	575	—	24,445
Construction and land	41	—	—	—	41
Total commercial	131,914	—	16,664	—	148,578
Consumer:
Single-family residential	85,338	—	102	—	85,440
HELOCs	6,265	—	423	—	6,688
Total consumer	91,603	—	525	—	92,128
Total (1)	$223,517	$—	$17,189	$—	$240,706

($ in thousands)	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial:
C&I	$1,996	$—	$156	$—	$2,152
CRE	143,839	—	19,195	—	163,034
Multifamily residential	35,221	—	1,523	—	36,744
Construction and land	42	—	—	—	42
Total commercial	181,098	—	20,874	—	201,972
Consumer:
Single-family residential	95,789	1,021	386	—	97,196
HELOCs	8,314	256	285	—	8,855
Total consumer	104,103	1,277	671	—	106,051
Total (1)	$285,201	$1,277	$21,545	$—	$308,023

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized or guaranteed by government agencies, and in the process of collection. Non-PCI loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
Commercial:
C&I	$4,105	$6,889	$10,994	$38,049	$52,781	$90,830	$12,197,339	$12,299,163
CRE	2,828	—	2,828	1,879	17,063	18,942	9,605,560	9,627,330
Multifamily residential	689	289	978	551	—	551	2,563,229	2,564,758
Construction and land	19,687	—	19,687	—	—	—	700,172	719,859
Total commercial	27,309	7,178	34,487	40,479	69,844	110,323	25,066,300	25,211,110
Consumer:
Single-family residential	13,503	8,374	21,877	1,122	8,362	9,484	6,694,213	6,725,574
HELOCs	8,372	4,967	13,339	195	9,729	9,924	1,510,170	1,533,433
Other consumer	49	21	70	—	2,495	2,495	311,588	314,153
Total consumer	21,924	13,362	35,286	1,317	20,586	21,903	8,515,971	8,573,160
Total	$49,233	$20,540	$69,773	$41,796	$90,430	$132,226	$33,582,271	$33,784,270

($ in thousands)	December 31, 2018
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
Commercial:
C&I	$21,032	$19,170	$40,202	$17,097	$26,743	$43,840	$11,970,776	$12,054,818
CRE	7,740	—	7,740	3,704	20,514	24,218	9,065,207	9,097,165
Multifamily residential	4,174	—	4,174	1,067	193	1,260	2,428,490	2,433,924
Construction and land	207	—	207	—	—	—	538,545	538,752
Total commercial	33,153	19,170	52,323	21,868	47,450	69,318	24,003,018	24,124,659
Consumer:
Single-family residential	14,645	7,850	22,495	509	4,750	5,259	5,911,504	5,939,258
HELOCs	2,573	1,816	4,389	1,423	7,191	8,614	1,668,976	1,681,979
Other consumer	11	12	23	—	2,502	2,502	328,745	331,270
Total consumer	17,229	9,678	26,907	1,932	14,443	16,375	7,909,225	7,952,507
Total	$50,382	$28,848	$79,230	$23,800	$61,893	$85,693	$31,912,243	$32,077,166

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. Refer to the discussion on PCI loans within this Note for additional details on interest income recognition. As of September 30, 2019 and December 31, 2018, PCI loans on nonaccrual status totaled $531 thousand and $4.0 million, respectively.

Loans in Process of Foreclosure

The Company commences the foreclosure process on consumer mortgage loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau guidelines. As of September 30, 2019 and December 31, 2018, consumer mortgage loans of $6.7 million and $3.0 million, respectively, were secured by residential real estate properties, for which formal foreclosure proceedings were in process in accordance with local requirements of the applicable jurisdictions. As of both September 30, 2019 and December 31, 2018, no foreclosed residential real estate property was included in total net OREO of $1.1 million and $133 thousand, respectively.

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

The following tables present the additions to non-PCI TDRs for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended September 30,
	2019				2018
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	1	$7,933	$6,000	$2,396	4	$7,992	$8,006	$3,619
CRE	—	$—	$—	$—	—	$—	$—	$—
Consumer:
Single-family residential	1	$903	$893	$—	—	$—	$—	$—
HELOCs	1	$139	$136	$—	—	$—	$—	$—

($ in thousands)	Loans Modified as TDRs During the Nine Months Ended September 30,
	2019				2018
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	9	$85,073	$81,038	$9,231	4	$7,992	$8,006	$3,727
CRE	—	$—	$—	$—	1	$750	$798	$—
Consumer:
Single-family residential	2	$1,123	$1,109	$2	2	$404	$395	$(28)
HELOCs	1	$139	$136	$—	2	$1,546	$1,467	$—

(1)	Includes subsequent payments after modification and reflects the balance as of September 30, 2019 and 2018.

(2)	The financial impact includes charge-offs and specific reserves recorded since the modification date.

The following tables present the non-PCI TDR post-modification outstanding balances for the three and nine months ended September 30, 2019 and 2018 by modification type:

($ in thousands)	Modification Type During the Three Months Ended September 30,
	2019					2018
	Principal (1)	Interest Rate Reduction	Interest Deferments	Other	Total	Principal (1)	Interest Rate Reduction	Interest Deferments	Other	Total
Commercial:
C&I	$6,000	$—	$—	$—	$6,000	$8,006	$—	$—	$—	$8,006
Total commercial	6,000	—	—	—	6,000	8,006	—	—	—	8,006
Consumer:
Single-family residential	—	—	893	—	893	—	—	—	—	—
HELOCs	—	—	—	136	136	—	—	—	—	—
Total consumer	—	—	893	136	1,029	—	—	—	—	—
Total	$6,000	$—	$893	$136	$7,029	$8,006	$—	$—	$—	$8,006

($ in thousands)	Modification Type During the Nine Months Ended September 30,
	2019					2018
	Principal (1)	Interest Rate Reduction	Interest Deferments	Other (2)	Total	Principal (1)	Interest Rate Reduction	Interest Deferments	Other	Total
Commercial:
C&I	$44,271	$—	$—	$36,767	$81,038	$8,006	$—	$—	$—	$8,006
CRE	—	—	—	—	—	—	798	—	—	798
Total commercial	44,271	—	—	36,767	81,038	8,006	798	—	—	8,804
Consumer:
Single-family residential	—	—	1,109	—	1,109	64	—	—	331	395
HELOCs	—	—	—	136	136	1,400	—	—	67	1,467
Total consumer	—	—	1,109	136	1,245	1,464	—	—	398	1,862
Total	$44,271	$—	$1,109	$36,903	$82,283	$9,470	$798	$—	$398	$10,666

(1)	Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Includes primarily funding to secure additional collateral and provides liquidity to collateral-dependent C&I loans.

Subsequent to restructuring, if a TDR that becomes delinquent, generally beyond 90 days past due, it is considered to be in default. TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following tables present information on loans for which a subsequent default occurred during the three and nine months ended September 30, 2019 and 2018 that had been modified as a TDR within 12 months or less of its default, and were still in default at the respective period end:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended September 30,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	4	$27,040	—	$—
CRE	—	$—	1	$186

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Nine Months Ended September 30,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	5	$28,415	—	$—
CRE	—	$—	1	$186

The amount of additional funds committed to lend to borrowers whose terms have been modified as TDRs was $2.1 million and $3.9 million as of September 30, 2019 and December 31, 2018, respectively.

Impaired Loans

The following tables present information on non-PCI impaired loans as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial:
C&I	$154,618	$82,798	$38,305	$121,103	$13,783
CRE	30,573	23,653	1,223	24,876	98
Multifamily residential	5,190	1,891	2,848	4,739	44
Total commercial	190,381	108,342	42,376	150,718	13,925
Consumer:
Single-family residential	18,299	4,311	12,689	17,000	34
HELOCs	12,569	7,992	4,506	12,498	4
Other consumer	2,495	—	2,495	2,495	2,491
Total consumer	33,363	12,303	19,690	31,993	2,529
Total non-PCI impaired loans	$223,744	$120,645	$62,066	$182,711	$16,454

($ in thousands)	December 31, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial:
C&I	$82,963	$48,479	$8,609	$57,088	$1,219
CRE	36,426	28,285	2,067	30,352	208
Multifamily residential	6,031	2,949	2,611	5,560	75
Total commercial	125,420	79,713	13,287	93,000	1,502
Consumer:
Single-family residential	14,670	2,552	10,908	13,460	34
HELOCs	10,035	5,547	4,409	9,956	5
Other consumer	2,502	—	2,502	2,502	2,491
Total consumer	27,207	8,099	17,819	25,918	2,530
Total non-PCI impaired loans	$152,627	$87,812	$31,106	$118,918	$4,032

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
Commercial:
C&I	$150,063	$340	$94,095	$328	$198,024	$2,156	$142,259	$685
CRE	28,846	114	31,891	116	33,329	363	35,311	375
Multifamily residential	5,226	58	6,740	56	5,856	179	11,776	190
Construction and land	—	—	—	—	—	—	3,973	—
Total commercial	184,135	512	132,726	500	237,209	2,698	193,319	1,250
Consumer:
Single-family residential	23,779	124	18,423	119	27,758	382	21,208	347
HELOCs	15,382	37	10,474	18	19,529	93	11,897	51
Other consumer	2,504	—	2,491	—	2,526	—	2,491	—
Total consumer	41,665	161	31,388	137	49,813	475	35,596	398
Total non-PCI impaired loans	$225,800	$673	$164,114	$637	$287,022	$3,173	$228,915	$1,648

(1)	Includes interest income recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal, not as interest income.

For information on the policy and factors considered for impaired loans, see Note 1 — Summary of Significant Accounting Policies — Impaired Loans to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

Allowance for Credit Losses

The following table presents a summary of activities in the allowance for loan losses by loan type for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Non-PCI Loans
Allowance for non-PCI loans, beginning of period	$330,620	$301,511	$311,300	$287,070
Provision for loan losses on non-PCI loans	37,884	12,650	79,272	47,722
Gross charge-offs:
Commercial:
C&I	(25,098)	(4,462)	(54,087)	(36,441)
CRE	(1,021)	—	(1,021)	—
Consumer:
Single-family residential	(11)	—	(11)	(1)
Other consumer	(12)	(6)	(40)	(185)
Total gross charge-offs	(26,142)	(4,468)	(55,159)	(36,627)
Gross recoveries:
Commercial:
C&I	1,648	411	5,612	8,841
CRE	1,896	2	3,955	431
Multifamily residential	42	77	376	1,471
Construction and land	21	23	523	716
Consumer:
Single-family residential	60	295	134	1,108
HELOCs	5	—	7	—
Other consumer	7	1	14	2
Total gross recoveries	3,679	809	10,621	12,569
Net charge-offs	(22,463)	(3,659)	(44,538)	(24,058)
Foreign currency translation adjustments	(465)	(492)	(458)	(724)
Allowance for non-PCI loans, end of period	345,576	310,010	345,576	310,010
PCI Loans
Allowance for PCI loans, beginning of period	5	39	22	58
Reversal of loan losses on PCI loans	(5)	(8)	(22)	(27)
Allowance for PCI loans, end of period	—	31	—	31
Allowance for loan losses	$345,576	$310,041	$345,576	$310,041

For further information on accounting policies and the methodologies used to estimate the allowance for credit losses and loan charge-offs, see Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

The following table presents a summary of activities in the allowance for unfunded credit reserves for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Allowance for unfunded credit reserves, beginning of period	$13,019	$14,019	$12,566	$13,318
Provision for (reversal of) unfunded credit reserves	405	(2,100)	858	(1,399)
Allowance for unfunded credit reserves, end of period	$13,424	$11,919	$13,424	$11,919

The allowance for unfunded credit reserves is maintained at a level, which management believes to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. See Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit reserves.

The following tables present the Company’s allowance for loan losses and recorded investments by loan type and impairment methodology as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019
	Commercial				Consumer			Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs	Other Consumer
Allowance for loan losses
Individually evaluated for impairment	$13,783	$98	$44	$—	$34	$4	$2,491	$16,454
Collectively evaluated for impairment	205,086	37,375	20,263	29,171	29,901	5,852	1,474	329,122
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$218,869	$37,473	$20,307	$29,171	$29,935	$5,856	$3,965	$345,576

Recorded investment in loans
Individually evaluated for impairment	$121,103	$24,876	$4,739	$—	$17,000	$12,498	$2,495	$182,711
Collectively evaluated for impairment	12,178,060	9,602,454	2,560,019	719,859	6,708,574	1,520,935	311,658	33,601,559
Acquired with deteriorated credit quality (1)	1,839	122,253	24,445	41	85,440	6,688	—	240,706
Total (1)	$12,301,002	$9,749,583	$2,589,203	$719,900	$6,811,014	$1,540,121	$314,153	$34,024,976

($ in thousands)	December 31, 2018
	Commercial				Consumer			Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs	Other Consumer
Allowance for loan losses
Individually evaluated for impairment	$1,219	$208	$75	$—	$34	$5	$2,491	$4,032
Collectively evaluated for impairment	187,898	40,436	19,810	20,290	31,306	5,769	1,759	307,268
Acquired with deteriorated credit quality	—	22	—	—	—	—	—	22
Total	$189,117	$40,666	$19,885	$20,290	$31,340	$5,774	$4,250	$311,322

Recorded investment in loans
Individually evaluated for impairment	$57,088	$30,352	$5,560	$—	$13,460	$9,956	$2,502	$118,918
Collectively evaluated for impairment	11,997,730	9,066,813	2,428,364	538,752	5,925,798	1,672,023	328,768	31,958,248
Acquired with deteriorated credit quality (1)	2,152	163,034	36,744	42	97,196	8,855	—	308,023
Total (1)	$12,056,970	$9,260,199	$2,470,668	$538,794	$6,036,454	$1,690,834	$331,270	$32,385,189

(1)	Loans net of ASC 310-30 discount.

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

The following table presents the changes in accretable yield for PCI loans for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accretable yield for PCI loans, beginning of period	$64,053	$85,052	$74,870	$101,977
Accretion	(6,198)	(7,357)	(18,205)	(27,575)
Changes in expected cash flows	(934)	1,638	256	4,931
Accretable yield for PCI loans, end of period	$56,921	$79,333	$56,921	$79,333

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held for investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of September 30, 2019 and December 31, 2018, loans held-for-sale of $294 thousand and $275 thousand consisted of single-family residential loans.

Loan Purchases, Transfers and Sales

The Company purchases and sells loans in the secondary market in the ordinary course of business. From time to time, purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information about the carrying value of loans purchased for the held-for-investment portfolio, loans sold and loans transferred from held-for-investment to held-for-sale at lower of cost or fair value during the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30, 2019
	Commercial				Consumer	Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$34,071	$14,969	$—	$—	$—	$49,040
Sales (2)(3)(4)	$37,986	$14,969	$—	$—	$2,708	$55,663
Purchases (5)	$38,047	$—	$1,350	$—	$29,568	$68,965

($ in thousands)	Three Months Ended September 30, 2018
	Commercial				Consumer	Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$53,149	$9,830	$—	$—	$14,981	$77,960
Loans transferred from held-for-sale to held-for-investment	$2,306	$—	$—	$—	$—	$2,306
Sales (2)(3)(4)	$62,744	$9,830	$—	$—	$20,844	$93,418
Purchases (5)	$47,809	$—	$2,518	$—	$10,759	$61,086

($ in thousands)	Nine Months Ended September 30, 2019
	Commercial				Consumer	Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$189,237	$31,624	$—	$1,573	$—	$222,434
Sales (2)(3)(4)	$189,663	$31,624	$—	$1,573	$6,322	$229,182
Purchases (5)	$304,341	$—	$7,302	$—	$83,607	$395,250

($ in thousands)	Nine Months Ended September 30, 2018
	Commercial				Consumer	Total
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$298,989	$49,621	$—	$—	$14,981	$363,591
Loans transferred from held-for-sale to held-for-investment	$2,306	$—	$—	$—	$—	$2,306
Sales (2)(3)(4)	$305,435	$49,621	$—	$—	$31,565	$386,621
Purchases (5)	$398,171	$—	$5,953	$—	$46,784	$450,908

(1)
The Company recorded $36 thousand and $426 thousand in write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale and subsequently sold during the three and nine months ended September 30, 2019, respectively, and $110 thousand and $13.5 million during the same periods in 2018, respectively.

(2)
Includes originated loans sold of $47.8 million and $180.0 million for the three and nine months ended September 30, 2019, respectively, and $58.9 million and $252.1 million during the same periods in 2018, respectively. Originated loans sold during the three and nine months ended September 30, 2019 were primarily C&I loans. In comparison, originated loans sold during the three months ended September 30, 2018 were primarily C&I loans and single-family residential loans. Originated loans sold during the nine months ended September 30, 2018 were primarily C&I loans.

(3)
Includes purchased loans sold in the secondary market of $7.9 million and $49.2 million for the three and nine months ended September 30, 2019, respectively, and $34.5 million and $134.5 million during the same periods in 2018, respectively.

(4)
Net gains on sales of loans were $2.0 million and $3.0 million for the three and nine months ended September 30, 2019, respectively, and $1.1 million and $5.1 million during the same periods in 2018, respectively.

(5)	C&I loan purchases for each of the three and nine months ended September 30, 2019 and 2018 were comprised of broadly syndicated C&I term loans.

Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in low-and moderate-income neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a minimum 15-year compliance period. In addition to affordable housing projects, the Company also invests in New Market Tax Credit projects that qualify for CRA credits, as well as eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018
Investments in qualified affordable housing partnerships, net	$190,000	$184,873
Accrued expenses and other liabilities — Unfunded commitments	$66,213	$80,764

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Tax credits and other tax benefits recognized	$11,539	$9,425	$34,871	$27,520
Amortization expense included in income tax expense	$8,452	$7,236	$27,006	$21,009

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, net, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018
Investments in tax credit and other investments, net	$211,603	$231,635
Accrued expenses and other liabilities — Unfunded commitments	$69,649	$80,228

Amortization of tax credit and other investments was $16.8 million and $58.5 million, respectively, for the three and nine months ended September 30, 2019, as compared with $20.8 million and $58.7 million, respectively, for the same periods in 2018.

Included in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet were equity securities with readily determinable fair values of $31.7 million and $31.2 million, as of September 30, 2019 and December 31, 2018, respectively. These equity securities are CRA investments and were measured at fair value with changes in fair value recorded in net income. The Company recorded unrealized gains on these equity securities of $188 thousand and $955 thousand during the three and nine months ended September 30, 2019, respectively, and unrealized losses of $185 thousand and $798 thousand, respectively, for the same periods in 2018.

The Company invested in four solar energy tax credit funds in the years 2014, 2015, 2017 and 2018 as a limited member. These tax credit funds engaged in the acquisition and leasing of mobile solar generators through DC Solar entities. The Company’s investments in the DC Solar tax credit funds qualified for federal energy tax credit under Section 48 of the Internal Revenue Code of 1986, as amended. The Company also received a “should” level legal opinion from an external law firm supporting the legal structure of the investments for tax credit purposes. These investments were recorded in Investments in tax credit and other investments, net on the Consolidated Balance Sheet and were accounted for under the equity method of accounting. For reasons that were not known or knowable to the Company, DC Solar had its assets frozen in December 2018. DC Solar filed for bankruptcy protection in February 2019. In February 2019, an affidavit from a Federal Bureau of Investigation special agent stated that DC Solar was operating a fraudulent “Ponzi-like scheme” and that the majority of the mobile solar generators sold to investors and managed by DC Solar, as well as the majority of the related lease revenues claimed to had been received by DC Solar might not have existed.

Tax credit investments are evaluated for possible OTTI on an annual basis or when events or changes in circumstances suggest that the carrying amount of the tax credit investments may not be realizable. Refer to Note 4 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments. Investments in tax credit and other investments, net related to DC Solar tax credit investments was $7.0 million out of the $231.6 million  as of December 31, 2018. During the first quarter of 2019, the Company fully wrote off its tax credit investments related to DC Solar and recorded a $7.0 million OTTI charge within Amortization of tax credit and other investments on the Consolidated Statement of Income. The Company concluded at that time that there would be no material future cash flows related to these investments, in part because of the fact that DC Solar has ceased operations and its bankruptcy case had been converted from Chapter 11 to Chapter 7 on March 22, 2019. There are no balances recorded in Accrued expenses and other liabilities — Unfunded commitments related to DC Solar as of September 30, 2019 and December 31, 2018. Refer to Note 14 — Income Taxes to the Consolidated Financial Statements in this Form 10-Q for a further discussion related to the impacts on the Company’s income tax expense related to the DC solar tax credit investments.

During the three months ended September 30, 2019, the Company recorded an OTTI charge of $1.7 million related to two historic tax credit investments within Amortization of tax credit and other investments on the Consolidated Statement of Income. Total OTTI charge was $1.7 million and $11.6 million for the three and nine months ended September 30, 2019, respectively. In comparison, there was no OTTI charge recorded for the three and nine months ended September 30, 2018.

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

Note 10 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.7 million and $465.5 million as of September 30, 2019 and December 31, 2018, respectively. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. The Company assesses goodwill for impairment at the reporting unit level (at the same level as the Company’s business segment) on an annual basis as of December 31 of each year, or more frequently if events or circumstances, such as adverse changes in the economic or business environment, indicate there may be impairment. The Company organizes its operation into three reporting segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. For information on how the reporting units are identified and components are aggregated, see Note 18 — Business Segments to the Consolidated Financial Statements in this Form 10-Q.

There were no changes in the carrying amount of goodwill during the three months ended September 30, 2019 and 2018. The following table presents changes in the carrying amount of goodwill by reporting unit during the nine months ended September 30, 2019 and 2018:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Total
Balance, January 1, 2018	$357,207	$112,226	$469,433
Disposition of the DCB branches	(3,886)	—	(3,886)
Balance, September 30, 2018	$353,321	$112,226	$465,547

Balance, January 1, 2019	$353,321	$112,226	$465,547
Acquisition of Enstream Capital Markets, LLC	—	150	150
Balance, September 30, 2019	$353,321	$112,376	$465,697

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2018, and concluded that there was no goodwill impairment as the fair value of all reporting units exceeded the carrying amount of their respective reporting unit. There were no triggering events during the three and nine months ended September 30, 2019, and therefore, no additional goodwill impairment analysis was performed. No assurance can be given that goodwill will not be written down in future periods. Refer to Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2018 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions and are included in Other assets on the Consolidated Balance Sheet. These intangibles are tested for impairment on an annual basis, or more frequently as events occur or current circumstances and conditions warrant. There were no impairment write-downs on the core deposit intangibles for each of the three and nine months ended September 30, 2019 and 2018. Core deposit intangibles associated with the sale of the Bank’s DCB branches, which had a net carrying amount of $1.0 million were written off in the first quarter of 2018.

The following table presents the gross carrying amount of core deposit intangible assets and accumulated amortization as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018
Gross balance (1)	$86,099	$86,099
Accumulated amortization (1)	(75,044)	(71,570)
Net carrying balance (1)	$11,055	$14,529

(1)	Excludes fully amortized core deposit intangible assets.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $1.2 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of September 30, 2019:

($ in thousands)	Amount
Remainder of 2019	$1,044
2020	3,634
2021	2,749
2022	1,865
2023	1,199
Thereafter	564
Total	$11,055

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

Lessee Arrangements

The Company determines if an arrangement is a lease or contains a lease at inception. As of September 30, 2019, the Company was obligated under a number of non-cancellable leases, predominantly operating leases for certain retail banking branches and office spaces in the U.S. and Greater China. These operating leases expire in the years ranging from 2019 to 2030, exclusive of renewal and termination options. Some of these leases include options to extend the leases for up to 15 years, while certain leases include lessee termination options. The Company's measurement of the operating lease liability and right-of-use asset does not include payments associated with the options to extend or terminate the lease since it is not reasonably certain that the Company will exercise the options. A portion of the operating leases includes variable lease payments, primarily based on the usage of the asset or the consumer price index as specified in the lease agreements. The Company does not remeasure lease liabilities as a result of changes to variable lease payments. The Company also has equipment and air rights finance leases which expire in the years ranging from 2021 to 2047.

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

The following table presents the lease related assets and liabilities recorded on the Consolidated Balance Sheet as of September 30, 2019:

($ in thousands)	Classification on the Consolidated Balance Sheet	September 30, 2019
Assets:
Operating lease assets	Operating lease right-of use assets	$103,894
Finance lease assets	Premises and equipment	7,932
Total lease assets		$111,826
Liabilities:
Operating lease liabilities	Operating lease liabilities	$112,142
Finance lease liabilities	Long-term debt and finance lease liabilities	5,356
Total lease liabilities		$117,498

The following table presents the components of lease expense for operating and finance leases during the three and nine months ended September 30, 2019:

($ in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$8,596	$26,346
Finance lease cost:
Amortization of right-of-use assets	251	733
Interest on lease liabilities	38	125
Variable lease cost	31	93
Sublease income	—	(81)
Net lease cost	$8,916	$27,216

The following table presents the supplemental cash flow information related to leases during the three and nine months ended September 30, 2019:

($ in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,798	$26,779
Operating cash flows from finance leases	$38	$125
Financing cash flows from finance leases	$222	$658
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$2,794	$17,961
Financing leases	$39	$265

The following table presents the weighted-average remaining lease terms and discount rates related to leases as of September 30, 2019:

September 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.8
Finance leases	16.1
Weighted-average discount rate:
Operating leases	3.23%
Finance leases	2.75%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of September 30, 2019:

($ in thousands)	Operating Leases	Finance Leases
Remainder of 2019	$8,713	$260
2020	32,177	1,037
2021	27,962	1,031
2022	18,278	691
2023	11,254	404
Thereafter	22,559	3,465
Total minimum lease payments	$120,943	$6,888
Less: imputed interest	(8,801)	(1,532)
Present value of lease liabilities	$112,142	$5,356

Lessor Arrangements

The Company finances equipment under direct financing and sales-type leases to its commercial customers. As of September 30, 2019, the total net investment in direct financing and sales-type leases was $147.2 million with expiration in the years ranging from 2020 to 2027, exclusive of renewal options. Some of the leases include options to extend the leases, while others include early buyout options. As the Company is not reasonably certain at lease commencement that the purchase options will be exercised by the lessees, the lease terms exclude the purchase option.

The unguaranteed residual value is recorded at the present value of the amount the Company expects to derive from the underlying asset following the end of the lease term, which is not guaranteed by the lessee or any third party, discounted using the rate implicit in the lease. In certain cases, the Company obtains residual value insurance from third parties and/or guarantees from the lessee to manage the risk associated with the residual value of the leased assets. The carrying amount of guaranteed residual value, which was included in Loans held-for-investment on the Consolidated Balance Sheet, was $31.4 million as of September 30, 2019.

The following table presents the components of the net investment in direct financing and sales-type leases as of September 30, 2019:

($ in thousands)	September 30, 2019
Lease receivables	$132,431
Unguaranteed residual assets	14,767
Net investment in direct financing and sales-type leases	$147,198

The lease income for direct financing and sales-type leases was $1.5 million and $4.5 million for three and nine months ended September 30, 2019, respectively.

The following table presents future minimum lease payments that are expected to be received under the direct financing and sales-type leases as of September 30, 2019:

($ in thousands)	Direct Financing and Sales-Type Leases
Remainder of 2019	$6,884
2020	27,566
2021	25,584
2022	18,190
2023	11,995
Thereafter	20,342
Total minimum lease payments	$110,561
Less: imputed interest	(10,842)
Present value of lease receivables	$99,719

Note 12 — Commitments and Contingencies

Commitments to Extend Credit — In the normal course of business, the Company provides customers loan commitments on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded commitments, and outstanding commercial and standby letters of credit (“SBLCs”).

The following table presents the Company’s credit-related commitments as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018
Loan commitments	$5,468,590	$5,147,821
Commercial letters of credit and SBLCs	$1,912,783	$1,796,647

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of September 30, 2019, total letters of credit of $1.91 billion consisted of SBLCs in the amount of $1.84 billion and commercial letters of credit in the amount of $70.6 million.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit reserves, and amounted to $13.3 million as of September 30, 2019 and $12.4 million as of December 31, 2018. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Guarantees — The Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The recourse component of the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the types of guarantees the Company had outstanding as of September 30, 2019 and December 31, 2018:

($ in thousands)	Maximum Potential Future Payments		Carrying Value
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Single-family residential loans sold or securitized with recourse	$13,918	$16,700	$13,918	$16,700
Multifamily residential loans sold or securitized with recourse	15,959	17,058	47,664	69,974
Total	$29,877	$33,758	$61,582	$86,674

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit reserves and totaled $87 thousand and $123 thousand as of September 30, 2019 and December 31, 2018, respectively. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 9 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q. As of September 30, 2019 and December 31, 2018, these commitments were $135.9 million and $161.0 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 13 — Revenue from Contracts with Customers

The following tables present revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, and other noninterest income, segregated by operating segments for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$5,345	$3,434	$9	$8,788
Card income	985	145	—	1,130
Wealth management fees	4,644	197	—	4,841
Total revenue from contracts with customers	$10,974	$3,776	$9	$14,759
Other sources of noninterest income (1)	4,129	29,955	2,631	36,715
Total noninterest income	$15,103	$33,731	$2,640	$51,474

($ in thousands)	Three Months Ended September 30, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$5,488	$3,133	$6	$8,627
Card income	949	201	—	1,150
Wealth management fees	3,401	134	—	3,535
Total revenue from contracts with customers	$9,838	$3,468	$6	$13,312
Other sources of noninterest income (1)	3,299	24,393	5,498	33,190
Total noninterest income	$13,137	$27,861	$5,504	$46,502

($ in thousands)	Nine Months Ended September 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$15,975	$10,007	$35	$26,017
Card income	2,846	484	—	3,330
Wealth management fees	11,915	538	—	12,453
Total revenue from contracts with customers	$30,736	$11,029	$35	$41,800
Other sources of noninterest income (1)	12,642	80,902	11,020	104,564
Total noninterest income	$43,378	$91,931	$11,055	$146,364

($ in thousands)	Nine Months Ended September 30, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$17,240	$9,147	$412	$26,799
Card income	2,952	596	—	3,548
Wealth management fees	10,698	291	—	10,989
Total revenue from contracts with customers	$30,890	$10,034	$412	$41,336
Other sources of noninterest income (1)	41,280	76,009	10,589	127,878
Total noninterest income	$72,170	$86,043	$11,001	$169,214

(1)	Primarily represents revenue from contracts with customers that are out of the scope of ASC 606, Revenue from Contracts with Customers.

Generally, the Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are typically satisfied as services are rendered. The Company generally records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services. The Company records contract assets when services are provided to customers before payment is received or before payment is due. Since the Company receives payments for its services during the period or at the time services are provided, there were no contract assets or contract liabilities as of both September 30, 2019 and December 31, 2018.

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

Practical Expedients and Exemptions

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose the value of unsatisfied performance obligations. This is because the Company’s contracts with customers generally have a term that is less than one year, open-ended with a cancellation period that is less than one year, or allow the Company to recognize revenue in the amount to which the Company has the right to invoice.

In addition, given the short-term nature of the contracts, the Company also applies the practical expedient in ASC 606-10-32-18 and does not adjust the consideration from customers for the effects of a significant financing component, if at contract inception, the period between when the entity transfers the goods or services and when the customer pays for that good or service is one year or less.

Note 14 — Income Taxes

The following table presents the income tax expense and the effective tax rate for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Income before income taxes	$206,367	$204,865	1%	$624,635	$613,641	2%
Income tax expense	$34,951	$33,563	4%	$138,815	$82,958	67%
Effective tax rate	16.9%	16.4%		22.2%	13.5%

The effective tax rates were 16.9% and 16.4% for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate and income tax expense for the three months ended September 30, 2019 included a $6.4 million discrete item for the reversal of state income taxes payable. The effective tax rates were 22.2% and 13.5% for the nine months ended September 30, 2019 and 2018, respectively. The year-over-year increase in the nine-month effective tax rate and income tax expense was primarily due to $30.1 million of income tax expense recorded in the second quarter of 2019 to reverse certain previously claimed tax credits related to the Company’s investment in DC Solar. In addition, a year-over-year decrease in tax credits recognized from investments in renewable energy and historic rehabilitation tax credit projects contributed to the higher effective tax rate during the nine months ended September 30, 2019.

Investors in DC Solar funds, including the Company, received tax credits for making these renewable energy investments. The Company had claimed tax credits of approximately $53.9 million in the Consolidated Financial Statements between 2014 and 2018, partially reduced by a deferred tax liability of $5.7 million related to the 50% tax basis reduction, for a net impact to the Consolidated Financial Statements of $48.2 million. During the second quarter of 2019, the Company reversed $33.6 million out of the $53.9 million previously claimed tax credits, and $3.5 million out of the $5.7 million deferred tax liability, resulting in $30.1 million of additional income tax expense.

ASC 740-10-25-6 states in part, that an entity shall initially recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. The term “more-likely-than-not” means a likelihood of more than 50 percent; the terms “examined” and “upon examination” include resolution of the related appeals or litigation processes, if any. The level of evidence that is necessary and appropriate to support the technical merits of a tax position is subject to judgment and depends on available information as of the balance sheet date. Under ASC 740, Income Taxes, when evaluating an uncertain tax position as of the balance sheet date, an entity should not consider new information that is received after the balance sheet date. Based on the available information known as of December 31, 2018 and March 31, 2019, the Company reassessed the technical merits of the position taken and concluded, based on initial and ongoing due diligence performed by the Company, it believed that the DC Solar related tax credits the Company had previously claimed continued to meet the more-likely-than-not criterion for recognition as of those dates.

During the first quarter of 2019, the Company, in coordination with other fund investors, engaged an unaffiliated third party inventory firm to report on the actual number of mobile solar generators in existence. As of September 30, 2019, based on the latest inventory report, none of the mobile service generators that had been purchased by the Company’s 2017 and 2018 tax credit funds were found. On the other hand, a vast majority of the mobile solar generators purchased by the Company’s 2014 and 2015 tax credit funds were found. Based on the inventory information available as of the second and third quarters of 2019, as well as management’s best judgments regarding the future settlement of the related tax positions with the Internal Revenue Service, the Company concluded that a portion of the previously claimed tax credits would be recaptured. Accordingly, the Company recorded $30.1 million of income tax expense during the second quarter of 2019.

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

Note 15 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stock, restricted stock, restricted stock units (“RSUs”), stock options, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. There were no outstanding stock awards other than RSUs as of both September 30, 2019 and December 31, 2018.

The following table presents a summary of the total compensation costs and the related net tax benefits associated with the Company’s various share-based compensation plans for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock compensation costs	$7,487	$10,986	$23,012	$24,201
Related net tax benefits for stock compensation plans	$15	$187	$4,723	$5,062

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

The following table presents a summary of the activities and share price information for the Company’s time-based and performance-based RSUs that will be settled in shares for the nine months ended September 30, 2019. The number of outstanding performance-based RSUs stated below assumes the associated performance targets will be met at the target level:

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2019	1,121,391	$51.22	411,290	$49.93
Granted	495,191	52.53	134,600	54.64
Vested	(359,242)	31.62	(159,407)	29.18
Forfeited	(68,511)	57.20	—	—
Outstanding, September 30, 2019	1,188,829	$57.34	386,483	$60.13

The following table presents a summary of the activities for the Company’s time-based RSUs that will be settled in cash for the nine months ended September 30, 2019:

Shares
Outstanding, January 1, 2019	—
Granted	12,145
Vested	—
Forfeited	(360)
Outstanding, September 30, 2019	11,785

As of September 30, 2019, there were $27.6 million and $16.6 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. These costs are expected to be recognized over a weighted-average period of 1.89 years and 1.98 years, respectively.

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

The following table presents the EPS calculations for the three and nine months ended September 30, 2019 and 2018:

($ and shares in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic:
Net income	$171,416	$171,302	$485,820	$530,683

Basic weighted-average number of shares outstanding	145,559	144,921	145,455	144,829
Basic EPS	$1.18	$1.18	$3.34	$3.66

Diluted:
Net income	$171,416	$171,302	$485,820	$530,683

Basic weighted-average number of shares outstanding	145,559	144,921	145,455	144,829
Diluted potential common shares (1)	561	1,252	633	1,329
Diluted weighted-average number of shares outstanding (1)	146,120	146,173	146,088	146,158
Diluted EPS	$1.17	$1.17	$3.33	$3.63

(1)	Includes dilutive shares from RSUs for the three and nine months ended September 30, 2019, and from RSUs and warrants for the three and nine months ended September 30, 2018.

For the three and nine months ended September 30, 2019, 564 thousand and 277 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation. In comparison, 7,344 and 6,371 weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation for the three and nine months ended September 30, 2018.

Note 17 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments, Net of Hedges (1)	Total
Balance, July 1, 2018	$(64,822)	$(6,645)	$(71,467)
Net unrealized (losses) arising during the period	(13,584)	(4,761)	(18,345)
Amounts reclassified from AOCI	(24)	—	(24)
Changes, net of tax	(13,608)	(4,761)	(18,369)
Balance, September 30, 2018	$(78,430)	$(11,406)	$(89,836)
Balance, July 1, 2019	$5,217	$(15,189)	$(9,972)
Net unrealized gains (losses) arising during the period	11,904	(2,858)	9,046
Amounts reclassified from AOCI	(41)	—	(41)
Changes, net of tax	11,863	(2,858)	9,005
Balance, September 30, 2019	$17,080	$(18,047)	$(967)

($ in thousands)	Available- for-Sale Investment Securities	Foreign Currency Translation Adjustments, Net of Hedges (1)	Total
Balance, January 1, 2018	$(30,898)	$(6,621)	$(37,519)
Cumulative effect of change in accounting principle related to marketable equity securities (2)	385	—	385
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (3)	(6,656)	—	(6,656)
Balance, January 1, 2018, Adjusted	(37,169)	(6,621)	(43,790)
Net unrealized (losses) arising during the period	(39,588)	(4,785)	(44,373)
Amounts reclassified from AOCI	(1,673)	—	(1,673)
Changes, net of tax	(41,261)	(4,785)	(46,046)
Balance, September 30, 2018	$(78,430)	$(11,406)	$(89,836)
Balance, January 1, 2019	$(45,821)	$(12,353)	$(58,174)
Net unrealized gains (losses) arising during the period	65,061	(5,694)	59,367
Amounts reclassified from AOCI	(2,160)	—	(2,160)
Changes, net of tax	62,901	(5,694)	57,207
Balance, September 30, 2019	$17,080	$(18,047)	$(967)

(1)
Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was Chinese Renminbi and USD, respectively.

(2)
Represents the impact of the adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of 2018.

(3)
Represents amounts reclassified from AOCI to retained earnings due to early adoption of ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of 2018.

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Three Months Ended September 30,
	2019			2018
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains (losses) arising during the period	$16,900	$(4,996)	$11,904	$(19,319)	$5,735	$(13,584)
Net realized gains reclassified into net income (1)	(58)	17	(41)	(35)	11	(24)
Net change	16,842	(4,979)	11,863	(19,354)	5,746	(13,608)
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) arising during the period (2)	(1,618)	(1,240)	(2,858)	(4,761)	—	(4,761)
Net change	(1,618)	(1,240)	(2,858)	(4,761)	—	(4,761)
Other comprehensive income (loss)	$15,224	$(6,219)	$9,005	$(24,115)	$5,746	$(18,369)

($ in thousands)	Nine Months Ended September 30,
	2019			2018
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Available-for-sale investment securities:
Net unrealized gains (losses) arising during the period	$92,369	$(27,308)	$65,061	$(56,238)	$16,650	$(39,588)
Net realized gains reclassified into net income (1)	(3,066)	906	(2,160)	(2,374)	701	(1,673)
Net change	89,303	(26,402)	62,901	(58,612)	17,351	(41,261)
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) arising during the period (2)	(1,427)	(4,267)	(5,694)	(4,785)	—	(4,785)
Net change	(1,427)	(4,267)	(5,694)	(4,785)	—	(4,785)
Other comprehensive income (loss)	$87,876	$(30,669)	$57,207	$(63,397)	$17,351	$(46,046)

(1)
For the three and nine months ended September 30, 2019 and 2018, before-tax amounts were reported in Net gains on sales of available-for-sale investment securities on the Consolidated Statement of Income.

(2)
The tax effects on foreign currency translation adjustments represent the cumulative net deferred tax liabilities since inception on net investment hedges that were recorded during the three and nine months ended September 30, 2019.

Note 18 — Business Segments

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. These segments are defined by the type of customers and the related products and services provided, and reflect how financial information is currently evaluated by management. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of certain balance sheet and income statement items. The information presented is not indicative of how the segments would perform if they operated as independent entities due to the interrelationships among the segments.

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small and medium-sized enterprises through the Company’s branch network. Other products and services provided by this segment include wealth management, cash management and foreign exchange services.

The Commercial Banking segment primarily generates commercial loans and deposits. Commercial loan products include commercial business loans and lines of credit, trade finance loans and letters of credit, CRE loans, construction lending, affordable housing loans and letters of credit, asset-based lending, and equipment financings. Commercial deposit products and other financial services include cash management, foreign exchange services, and interest rate and commodity risk hedging.

The remaining centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, the Consumer and Business Banking and the Commercial Banking segments.

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The internal reporting process derives operating segment results by utilizing allocation methodologies for revenue and expenses. Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process. Noninterest income and noninterest expense directly attributable to a business segment are assigned to that segment. Indirect costs, including technology-related costs and corporate overhead, are allocated based on a segment’s estimated usage using factors, including but not limited to, full-time equivalent employees, net interest income, and loan and deposit volume. Charge-offs are allocated to the segment directly associated with the loans charged off, and the remaining provision for credit losses is allocated to each segment based on loan volume. The Company’s internal reporting process utilizes a full-allocation methodology. Under this methodology, corporate expenses and indirect expenses incurred by the Other segment are allocated to the Consumer and Business Banking and the Commercial Banking segments, except certain corporate treasury-related expenses and insignificant unallocated expenses.

The corporate treasury function within the Other segment is responsible for liquidity and interest rate management of the Company. The Company’s internal FTP process is also managed by the corporate treasury function within the Other segment. The process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The FTP process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal FTP rates, which are based on the market interest rates of terms tied to those of the underlying loans or deposits and adjusted for other factors. The internal FTP rates increase as the market interest rates increase, and vice versa. Therefore, the net spread between the total internal FTP charges and credits is recorded as part of net interest income in the Other segment.

The Company’s internal FTP assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions. During the first quarter of 2019, the Company enhanced its segment cost allocation methodology related to stock compensation expense and bonus accrual. Effective first quarter of 2019, stock compensation expense is allocated to all three segments, whereas it was previously recorded in the Other segment as a corporate expense. In addition, bonus expense is now allocated at a more granular level at the segment level at the time of accrual. For comparability, segment information for the three and nine months ended September 30, 2018 have been restated to conform to the current presentation. During the third quarter of 2019, the Company enhanced its FTP methodology related to deposits by setting a minimum floor rate for the FTP credits paid by the Other segment to the Consumer and Business Banking, as well as the Commercial Banking segments in consideration of the flattened and inverted yield curve. For consistency in the application of this change, the Company adjusted the segment reporting results for the three months ended March 31 and June 30, 2019, which increased segment net income for the Consumer and Business Banking, as well as the Commercial Banking segments, and, correspondingly, reduced net income for Other segment. This change in FTP methodology related to deposits had no impact on 2018 segment results.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended September 30, 2019
Net interest income before provision for credit losses	$170,183	$166,106	$33,518	$369,807
Provision for credit losses	4,251	34,033	—	38,284
Noninterest income	15,103	33,731	2,640	51,474
Noninterest expense	86,489	62,246	27,895	176,630
Segment income before income taxes	94,546	103,558	8,263	206,367
Segment net income	$67,592	$74,111	$29,713	$171,416
As of September 30, 2019
Segment assets	$11,277,171	$24,885,849	$7,111,639	$43,274,659

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended September 30, 2018
Net interest income before provision for credit losses	$182,272	$149,770	$16,678	$348,720
Provision for credit losses	705	9,837	—	10,542
Noninterest Income	13,137	27,861	5,504	46,502
Noninterest expense	87,640	57,376	34,799	179,815
Segment income (loss) before income taxes	107,064	110,418	(12,617)	204,865
Segment net income	$76,711	$79,344	$15,247	$171,302
As of September 30, 2018
Segment assets	$10,194,291	$22,930,768	$5,917,654	$39,042,713

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Nine Months Ended September 30, 2019
Net interest income before provision for credit losses	$536,153	$477,755	$85,686	$1,099,594
Provision for credit losses	8,880	71,228	—	80,108
Noninterest Income	43,378	91,931	11,055	146,364
Noninterest expense	258,051	200,093	83,071	541,215
Segment income before income taxes	312,600	298,365	13,670	624,635
Segment net income	$223,478	$213,331	$49,011	$485,820
As of September 30, 2019
Segment assets	$11,277,171	$24,885,849	$7,111,639	$43,274,659

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Nine Months Ended September 30, 2018
Net interest income before provision for credit losses	$538,568	$448,128	$30,396	$1,017,092
Provision for credit losses	7,212	39,084	—	46,296
Noninterest income	72,170	86,043	11,001	169,214
Noninterest expense	259,416	179,251	87,702	526,369
Segment income (loss) before income taxes	344,110	315,836	(46,305)	613,641
Segment net income	$246,555	$226,798	$57,330	$530,683
As of September 30, 2018
Segment assets	$10,194,291	$22,930,768	$5,917,654	$39,042,713

Note 19 — Subsequent Events

On October 17, 2019, the Company’s Board of Directors declared fourth quarter 2019 cash dividends for the Company’s common stock. The common stock cash dividend of $0.275 per share is payable on November 15, 2019 to stockholders of record as of November 1, 2019.

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

Company Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial service needs of the Chinese-American community. Through over 130 locations in the United States (“U.S.”) and Greater China, the Company provides a full range of consumer and commercial products and services through three business segments: Consumer and Business Banking, Commercial Banking, with the remaining operations included in Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and investment securities and interest paid on deposits and other funding sources. As of September 30, 2019, the Company had $43.27 billion in assets and approximately 3,300 full-time equivalent employees. For additional information on products and services provided by the Bank, see Item 1. Business — Banking Services of the Company’s 2018 Form 10-K.

Corporate Strategy

We are committed to enhancing long-term stockholder value by executing on the fundamentals of growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding of our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. The Company’s approach is concentrated on seeking out and deepening client relationships that meet our risk/return measures. This focus guides our decision-making across every aspect of our operations: the products we develop, the expertise we cultivate and the infrastructure we build to help our customers conduct business. We expect our relationship-focused business model to continue to generate organic growth and to expand our targeted customer bases. On an ongoing basis, we invest in technology related to critical business infrastructure and streamlining core processes, in the context of maintaining appropriate expense management. Our risk management activities are focused on ensuring that the Company identifies and manages risks to maintain safety and soundness while maximizing profitability.

Selected Financial Data

($ and shares in thousands, except per share, ratio and headcount data)	Three Months Ended				Nine Months Ended
	September 30, 2019	June 30, 2019		September 30, 2018	September 30, 2019		September 30, 2018
Summary of operations:
Interest and dividend income	$476,912	$474,844		$422,185	$1,415,067		$1,194,369
Interest expense	107,105	107,518		73,465	315,473		177,277
Net interest income before provision for credit losses	369,807	367,326		348,720	1,099,594		1,017,092
Provision for credit losses	38,284	19,245		10,542	80,108		46,296
Net interest income after provision for credit losses	331,523	348,081		338,178	1,019,486		970,796
Noninterest income	51,474	52,759		46,502	146,364		169,214	(1)
Noninterest expense	176,630	177,663		179,815	541,215		526,369
Income before income taxes	206,367	223,177		204,865	624,635		613,641
Income tax expense	34,951	72,797	(2)	33,563	138,815	(2)	82,958
Net income	$171,416	$150,380		$171,302	$485,820		$530,683
Per common share:
Basic earnings	$1.18	$1.03		$1.18	$3.34		$3.66
Diluted earnings	$1.17	$1.03		$1.17	$3.33		$3.63
Dividends declared	$0.275	$0.275		$0.230	$0.780		$0.630
Book value	$33.54	$32.53		$29.29	$33.54		$29.29
Non-United States generally accepted accounting principles (“GAAP”) tangible common equity per share (3)	$30.22	$29.20		$25.91	$30.22		$25.91
Weighted-average number of shares outstanding:
Basic	145,559	145,546		144,921	145,455		144,829
Diluted	146,120	146,052		146,173	146,088		146,158
Common shares outstanding at period-end	145,568	145,547		144,929	145,568		144,929
At period end:
Total assets (4)	$43,274,659	$42,892,358		$39,042,713	$43,274,659		$39,042,713
Total loans (4)	$34,025,270	$33,734,256		$31,213,299	$34,025,270		$31,213,299
Available-for-sale investment securities	$3,284,034	$2,592,913		$2,676,510	$3,284,034		$2,676,510
Total deposits	$36,659,526	$36,477,542		$33,629,124	$36,659,526		$33,629,124
Long-term debt and finance lease liabilities	$152,390	$152,506		$156,770	$152,390		$156,770
Federal Home Loan Bank (“FHLB”) advances	$745,494	$745,074		$325,596	$745,494		$325,596
Stockholders’ equity	$4,882,664	$4,734,593		$4,244,850	$4,882,664		$4,244,850
Non-GAAP tangible common equity (3)	$4,399,532	$4,249,944		$3,755,647	$4,399,532		$3,755,647
Head count (full-time equivalent)	3,282	3,261		2,930	3,282		2,930
Performance metrics:
Return on average assets (“ROA”)	1.58%	1.45%		1.76%	1.55%		1.87%
Return on average equity (“ROE”)	14.06%	12.88%		16.19%	13.86%		17.47%
Net interest margin	3.59%	3.73%		3.76%	3.70%		3.77%
Efficiency ratio (5)	41.93%	42.29%		45.50%	43.44%		44.37%
Non-GAAP efficiency ratio (3)	37.66%	38.03%		39.89%	38.47%		40.13%
Credit quality metrics:
Allowance for loan losses	$345,576	$330,625		$310,041	$345,576		$310,041
Allowance for loan losses to loans held-for-investment (4)	1.02%	0.98%		0.99%	1.02%		0.99%
Non-purchased credit-impaired (“PCI”) nonperforming assets to total assets (4)	0.31%	0.28%		0.29%	0.31%		0.29%
Annualized net charge-offs to average loans held-for-investment	0.26%	0.09%		0.05%	0.18%		0.11%
Selected metrics:
Total average equity to total average assets	11.22%	11.28%		10.86%	11.21%		10.72%
Common dividend payout ratio	23.62%	26.95%		19.68%	23.63%		17.39%
Loan-to-deposit ratio (4)	92.81%	92.48%		92.82%	92.81%		92.82%
EWBC capital ratios:
Common Equity Tier 1 (“CET1”) capital	12.8%	12.5%		12.3%	12.8%		12.3%
Tier 1 capital	12.8%	12.5%		12.3%	12.8%		12.3%
Total capital	14.2%	13.9%		13.8%	14.2%		13.8%
Tier 1 leverage capital	10.3%	10.4%		10.0%	10.3%		10.0%

(1)	Includes $31.5 million of pretax gain recognized from the sale of the Desert Community Bank (“DCB”) branches during the first nine months of 2018.

(2)	Includes $30.1 million of additional tax expense to reverse certain previously claimed tax credits related to the DC Solar tax credit investments during the second quarter of 2019.

(3)
Tangible common equity, tangible common equity per share and adjusted efficiency ratio are non-GAAP financial measures. For a discussion of these measures, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.

(4)	Total assets and loans held-for-investment include PCI loans of $240.7 million, $270.9 million and $345.0 million as of September 30, 2019, June 30, 2019 and September 30, 2018, respectively.

(5)	The efficiency ratio is noninterest expense divided by total revenue (net interest income before provision for credit losses and noninterest income).

Financial Highlights

Noteworthy items about the Company’s performance for the third quarter and first nine months of 2019 included:

•
Earnings: Third quarter 2019 net income was $171.4 million or $1.17 in diluted earnings per share (“EPS”), compared with third quarter 2018 net income of $171.3 million or $1.17 in diluted EPS. This slight increase in net income was primarily due to net interest income growth, partially offset by increased provision for credit losses. Net income for the first nine months of 2019 was $485.8 million or $3.33 in diluted EPS, compared with net income of $530.7 million or $3.63 in diluted EPS for the same period in 2018, a decrease of 8%. The year-over-year decrease primarily reflected the $30.1 million of additional income tax expense recorded in the second quarter of 2019 to reverse certain previously claimed tax credits related to DC Solar. Pre-tax income of $624.6 million for the first nine months of 2019 increased $11.0 million or 2% compared with the same period a year ago.

•
Adjusted Earnings: There were no adjustments for non-recurring items in the third quarters of 2019 and 2018 that affected non-GAAP net income and diluted EPS. Non-GAAP net income and non-GAAP diluted EPS for the first nine months of 2019 were $520.8 million and $3.57, respectively, compared with $508.5 million and $3.48 for the first nine months of 2018, respectively, a year-over-year increase of 2%. During the second quarter of 2019, the Company recorded $30.1 million in additional income tax expense to reverse certain previously claimed tax credits related to DC Solar. During the first quarter of 2019, the Company recorded a $7.0 million pre-tax impairment charge related to DC Solar or $4.9 million after tax (Refer to Item 2. MD&A — Results of Operations — Income Taxes in this Form 10-Q for a discussion related to the Company’s investment in DC Solar). During the first quarter of 2018, the Company recognized a $31.5 million pre-tax gain from the sale of its DCB branches or $22.2 million after tax. (See reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.)

•
Revenue: Revenue, or the sum of net interest income before provision for credit losses and noninterest income, was $421.3 million for the third quarter of 2019, compared with $395.2 million for the third quarter of 2018, an increase of $26.1 million or 7%. This increase was primarily due to increased net interest income. Revenue for the first nine months of 2019 was $1.25 billion, compared with $1.19 billion for the first nine months of 2018, an increase of $59.7 million or 5%. This increase was primarily due to increased net interest income, partially offset by a decrease in noninterest income. Noninterest income for the first nine months of 2018 included a $31.5 million pre-tax gain from the sale of DCB branches.

•
Net Interest Income and Net Interest Margin: Third quarter 2019 net interest income was $369.8 million, compared with third quarter 2018 net interest income of $348.7 million, an increase of $21.1 million or 6%. Third quarter 2019 net interest margin was 3.59%, a decrease of 17 basis points from 3.76% for the third quarter of 2018. Net interest income for the first nine months of 2019 was $1.10 billion, compared with $1.02 billion for the first nine months of 2018, an increase of $82.5 million or 8%. Net interest margin was 3.70% for the first nine months of 2019, a decrease of seven basis points from 3.77% for the first nine months of 2018.

•
Operating Efficiency: Efficiency ratio, calculated as noninterest expense divided by revenue, was 41.93% and 45.50% for the third quarters of 2019 and 2018, respectively. The efficiency ratio was 43.44% and 44.37% for the first nine months of 2019 and 2018, respectively. Adjusting for non-recurring items, amortization of tax credit and other investments, and the amortization of core deposit intangibles, the non-GAAP efficiency ratio for the third quarter 2019 was 37.66%, a 223 basis point improvement from 39.89% for the third quarter of 2018. Adjusting for the amortization of tax credit and other investments, the amortization of core deposit intangibles in both the first nine months of 2019 and 2018, and the $31.5 million pre-tax gain from the sale of the Company’s DCB branches in the first nine months of 2018, the non-GAAP efficiency ratio was 38.47% for the first nine months of 2019, a 166 basis point improvement from 40.13% for the first nine months of 2018. (See reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.)

•
Tax: The effective tax rates were 16.9% and 16.4% for the third quarters of 2019 and 2018, respectively, and 22.2% and 13.5% for the first nine months of 2019 and 2018, respectively. The higher effective tax rate during the first nine months of 2019 was primarily due to the $30.1 million reversal of certain previously claimed tax credits related to DC Solar in the second quarter of 2019.

•
Profitability: ROA for the third quarters of 2019 and 2018 were 1.58% and 1.76%, respectively. ROA for the first nine months of 2019 and 2018 were 1.55% and 1.87%, respectively. Third quarters 2019 and 2018 ROE were 14.06% and 16.19%, respectively. ROE for the first nine months of 2019 and 2018 were 13.86% and 17.47%, respectively. Adjusting for non-recurring items that only affected year-to-date calculations, non-GAAP ROA was 1.67% for the first nine months of 2019, compared with 1.80% for the first nine months of 2018. For the first nine months of 2019, non-GAAP ROE was 14.85%, compared with 16.74% for the first nine months of 2018. (See reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.)

•
Loans: Total loans were $34.03 billion as of September 30, 2019, an increase of $1.64 billion or 5% from $32.39 billion as of December 31, 2018. Growth was well-diversified across single-family residential, commercial real estate (“CRE”), and commercial and industrial (“C&I”) loans.

•
Deposits: Total deposits were $36.66 billion as of September 30, 2019, an increase of $1.22 billion or 3% from $35.44 billion as of December 31, 2018. This increase was primarily due to the $1.45 billion or 16% increase in time deposits.

•
Asset Quality Metrics: The allowance for loan losses was $345.6 million or 1.02% of loans held-for-investment as of September 30, 2019, compared with $311.3 million or 0.96% of loans held-for-investment as of December 31, 2018. Non-PCI nonperforming assets were $134.5 million or 0.31% of total assets as of September 30, 2019, an increase from $93.0 million or 0.23% of total assets as of December 31, 2018. Third quarter 2019 net charge-offs were $22.5 million or annualized 0.26% of average loans held-for-investment, an increase from $3.7 million or annualized 0.05% of average loans held-for-investment for the third quarter of 2018. For the first nine months of 2019, net charge-offs were $44.5 million or annualized 0.18% of average loans held-for-investment, compared with $24.1 million or annualized 0.11% of average loans held-for-investment for the first nine months of 2018.

•
Capital Levels: Our capital levels are strong. As of September 30, 2019, all of the Company’s and the Bank’s regulatory capital ratios were well above the required well-capitalized levels. See Item 2. MD&A — Balance Sheet Analysis — Regulatory Capital and Ratios in this Form 10-Q for more information regarding capital.

•
Cash Dividend Increase: The quarterly cash common stock dividend for the third quarter of 2019 was $0.275 per share, an increase of $0.045 or 20% from $0.23 per share for the third quarter of 2018. The Company returned $40.5 million and $114.8 million in cash dividends to stockholders during the third quarter and the first nine months of 2019, respectively, compared with $33.7 million and $92.3 million during the same periods in 2018.

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

Third quarter 2019 net interest income was $369.8 million, an increase of $21.1 million or 6%, compared with $348.7 million for the third quarter of 2018. For the first nine months of 2019, net interest income was $1.10 billion, an increase of $82.5 million or 8%, compared with $1.02 billion for the first nine months of 2018. Year-over-year, net interest income growth was primarily driven by loan growth, partially offset by a higher cost of funds. Third quarter 2019 net interest margin was 3.59%, a 17 basis point decrease from 3.76% for the third quarter of 2018. For the first nine months of 2019, net interest margin was 3.70%, a seven basis point decrease from 3.77% for the first nine months of 2018.

The average loan yield for the third quarter of 2019 was 5.11%, a nine basis point increase from 5.02% for the third quarter of 2018. For the first nine months of 2019, the average loan yield was 5.23%, a 34 basis point increase from 4.89% for the first nine months of 2018. The increases in both periods, compared with the same periods a year ago, were driven by the upward repricing of the Company’s loan portfolio in response to higher short-term interest rates during the periods. Approximately 70% and 69% of loans were variable-rate or hybrid that were in their adjustable rate periods as of September 30, 2019 and 2018, respectively. Third quarter 2019 average loans were $33.66 billion, an increase of $3.16 billion or 10% from $30.50 billion for the third quarter of 2018. For the first nine months of 2019, average loans were $33.02 billion, an increase of $3.23 billion or 11% from $29.79 billion for the first nine months of 2018. Average loan growth was broad-based across single-family residential, C&I and CRE loans.

Third quarter 2019 average interest-earning assets were $40.92 billion, an increase of $4.10 billion or 11% from $36.82 billion for the third quarter of 2018. This was primarily due to increases of $3.16 billion in average loans and $1.03 billion in average interest-bearing cash and deposits with banks. For the first nine months of 2019, average interest-earning assets were $39.72 billion, an increase of $3.68 billion or 10% from $36.04 billion for the first nine months of 2018. This was primarily due to increases of $3.23 billion in average loans and $608.6 million in average interest-bearing cash and deposits with banks, partially offset by a decrease of $156.8 million in average available-for-sale investment securities. The yield on average interest-earning assets for the third quarter of 2019 was 4.62%, a seven basis point increase from 4.55% for the third quarter of 2018. For the first nine months of 2019, the average earning asset yield was 4.76%, a 33 basis point increase from 4.43% for the first nine months of 2018.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average noninterest-bearing demand deposits totaled $10.71 billion for the third quarter of 2019, compared with $10.64 billion for the third quarter of 2018, an increase of $73.1 million or 1%. Average noninterest-bearing demand deposits were $10.34 billion for the first nine months of 2019, compared with $10.97 billion for the first nine months of 2018, a decrease of $626.0 million or 6%. Average noninterest-bearing demand deposits comprised 29% and 32% of average total deposits for the third quarters of 2019 and 2018, respectively; and 29% and 34% of average total deposits for the first nine months of 2019 and 2018, respectively. Average interest-bearing deposits of $25.79 billion for the third quarter of 2019 increased $3.18 billion or 14% from $22.60 billion for the third quarter of 2018. Average interest-bearing deposits of $25.25 billion for the first nine months of 2019 increased $3.58 billion or 16% from $21.67 billion for the first nine months of 2018.

The average cost of funds was 1.13% for the third quarter of 2019, an increase of 27 basis points from 0.86% for the third quarter of 2018. For the first nine months of 2019, the average cost of funds was 1.16%, an increase of 45 basis points from 0.71% for the first nine months of 2018. The increases in the average cost of funds were primarily due to an increase in the average cost of interest-bearing deposits. The average cost of interest-bearing deposits increased 35 basis points to 1.49% for the third quarter of 2019, up from 1.14% for the third quarter of 2018. The average cost of interest-bearing deposits increased 56 basis points to 1.52% for the first nine months of 2019, up from 0.96% for the first nine months of 2018. Other sources of funding included in the calculation of the average cost of funds consist of FHLB advances, long-term debt and securities sold under repurchase agreements (“repurchase agreements”).

The Company utilizes various tools to manage interest rate risk. Refer to Item 2. MD&A — Asset Liability and Market Risk Management — Interest Rate Risk Management in this Form 10-Q.

The following table presents the interest rate spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the third quarters of 2019 and 2018:

($ in thousands)	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,547,626	$19,772	2.21%	$2,521,002	$13,353	2.10%
Securities purchased under resale agreements (“Resale agreements”) (2)	981,196	6,881	2.78%	1,002,500	7,393	2.93%
Available-for-sale investment securities (3)(4)	2,651,069	15,945	2.39%	2,727,219	15,180	2.21%
Loans (5)(6)	33,661,282	433,658	5.11%	30,498,037	385,538	5.02%
Restricted equity securities	78,213	656	3.33%	73,535	721	3.89%
Total interest-earning assets	$40,919,386	$476,912	4.62%	$36,822,293	$422,185	4.55%
Noninterest-earning assets:
Cash and due from banks	441,898			424,350
Allowance for loan losses	(328,523)			(301,557)
Other assets	2,103,512			1,714,176
Total assets	$43,136,273			$38,659,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$4,947,511	$14,488	1.16%	$4,515,256	$9,551	0.84%
Money market deposits	8,344,993	26,943	1.28%	7,613,030	21,411	1.12%
Savings deposits	2,154,592	2,656	0.49%	2,194,792	2,308	0.42%
Time deposits	10,337,990	52,733	2.02%	8,277,129	31,762	1.52%
Federal funds purchased and other short-term borrowings	40,433	382	3.75%	58,218	643	4.38%
FHLB advances	745,263	5,021	2.67%	325,246	2,732	3.33%
Repurchase agreements (2)	50,000	3,239	25.70%	50,000	3,366	26.71%
Long-term debt and finance lease liabilities	152,471	1,643	4.28%	156,794	1,692	4.28%
Total interest-bearing liabilities	$26,773,253	$107,105	1.59%	$23,190,465	$73,465	1.26%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	10,712,612			10,639,554
Accrued expenses and other liabilities	812,127			631,568
Stockholders’ equity	4,838,281			4,197,675
Total liabilities and stockholders’ equity	$43,136,273			$38,659,262
Interest rate spread			3.03%			3.29%
Net interest income and net interest margin		$369,807	3.59%		$348,720	3.76%

(1)	Annualized.

(2)
Average balances of resale and repurchase agreements have been reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 2.57% and 2.63% for the third quarters of 2019 and 2018, respectively. The weighted-average interest rates of gross repurchase agreements were 4.68% and 4.65% for the third quarters of 2019 and 2018, respectively.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of premiums on investment securities of $3.0 million and $3.4 million for the third quarters of 2019 and 2018, respectively.

(5)	Average balances include nonperforming loans and loans held-for-sale.

(6)
Includes the accretion of net deferred loan fees, unearned fees and ASC 310-30 discounts, and amortization of premiums, which totaled $7.8 million and $8.6 million for the third quarters of 2019 and 2018, respectively.

The following table presents the interest rate spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first nine months of 2019 and 2018:

($ in thousands)	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,996,340	$52,103	2.32%	$2,387,712	$36,013	2.02%
Resale agreements (2)	1,005,147	22,070	2.94%	1,016,044	21,509	2.83%
Available-for-sale investment securities (3)(4)	2,614,949	47,378	2.42%	2,771,727	45,695	2.20%
Loans (5)(6)	33,023,713	1,291,642	5.23%	29,790,281	1,088,997	4.89%
Restricted equity securities	76,313	1,874	3.28%	73,618	2,155	3.91%
Total interest-earning assets	$39,716,462	$1,415,067	4.76%	$36,039,382	$1,194,369	4.43%
Noninterest-earning assets:
Cash and due from banks	449,739			433,299
Allowance for loan losses	(321,486)			(293,403)
Other assets	1,970,775			1,695,156
Total assets	$41,815,490			$37,874,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$5,145,308	$44,579	1.16%	$4,487,314	$24,694	0.74%
Money market deposits	8,094,933	85,858	1.42%	7,919,845	56,056	0.95%
Savings deposits	2,117,773	7,360	0.46%	2,286,402	6,364	0.37%
Time deposits	9,887,274	148,992	2.01%	6,976,359	68,319	1.31%
Federal funds purchased and other short-term borrowings	45,410	1,359	4.00%	23,805	774	4.35%
FHLB advances	540,535	12,011	2.97%	327,978	7,544	3.08%
Repurchase agreements (2)	50,000	10,200	27.27%	50,000	8,714	23.30%
Long-term debt and finance lease liabilities	152,480	5,114	4.48%	161,691	4,812	3.98%
Total interest-bearing liabilities	$26,033,713	$315,473	1.62%	$22,233,394	$177,277	1.07%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	10,342,966			10,968,958
Accrued expenses and other liabilities	751,065			610,105
Stockholders’ equity	4,687,746			4,061,977
Total liabilities and stockholders’ equity	$41,815,490			$37,874,434
Interest rate spread			3.14%			3.36%
Net interest income and net interest margin		$1,099,594	3.70%		$1,017,092	3.77%

(1)	Annualized.

(2)
Average balances of resale and repurchase agreements have been reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 2.69% and 2.59% for the first nine months of 2019 and 2018, respectively. The weighted-average interest rates of gross repurchase agreements were 4.87% and 4.36% for the first nine months of 2019 and 2018, respectively.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of premiums on investment securities of $9.0 million and $11.6 million for the first nine months of 2019 and 2018, respectively.

(5)	Average balances include nonperforming loans and loans held-for-sale.

(6)
Includes the accretion of net deferred loan fees, unearned fees and ASC 310-30 discounts, and amortization of premiums, which totaled $24.6 million and $28.0 million for the first nine months of 2019 and 2018, respectively.

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

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$6,419	$5,689	$730	$16,090	$10,057	$6,033
Resale agreements	(512)	(155)	(357)	561	(233)	794
Available-for-sale investment securities	765	(433)	1,198	1,683	(2,678)	4,361
Loans	48,120	40,633	7,487	202,645	123,227	79,418
Restricted equity securities	(65)	44	(109)	(281)	77	(358)
Total interest and dividend income	$54,727	$45,778	$8,949	$220,698	$130,450	$90,248
Interest-bearing liabilities:
Checking deposits	$4,937	$984	$3,953	$19,885	$4,044	$15,841
Money market deposits	5,532	2,179	3,353	29,802	1,265	28,537
Savings deposits	348	(43)	391	996	(496)	1,492
Time deposits	20,971	9,029	11,942	80,673	35,210	45,463
Federal funds purchased and other short-term borrowings	(261)	(177)	(84)	585	651	(66)
FHLB advances	2,289	2,923	(634)	4,467	4,731	(264)
Repurchase agreements	(127)	—	(127)	1,486	—	1,486
Long-term debt and finance lease liabilities	(49)	(47)	(2)	302	(285)	587
Total interest expense	$33,640	$14,848	$18,792	$138,196	$45,120	$93,076
Change in net interest income	$21,087	$30,930	$(9,843)	$82,502	$85,330	$(2,828)

Noninterest Income

The following table presents the components of noninterest income for the third quarters and first nine months of 2019 and 2018:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Lending fees	$14,846	$15,367	(3)%	$45,884	$44,072	4%
Deposit account fees	9,918	9,777	1%	29,347	30,347	(3)%
Foreign exchange income	8,065	6,077	33%	20,366	14,069	45%
Wealth management fees	4,841	3,535	37%	12,453	10,989	13%
Interest rate contracts and other derivative income	8,423	4,595	83%	22,037	17,855	23%
Net gains on sales of loans	2,037	1,145	78%	2,967	5,081	(42)%
Net gains on sales of available-for-sale investment securities	58	35	66%	3,066	2,374	29%
Net gains on sales of fixed assets	48	3,402	(99)%	48	5,602	(99)%
Net gain on sale of business	—	—	—%	—	31,470	(100)%
Other income	3,238	2,569	26%	10,196	7,355	39%
Total noninterest income	$51,474	$46,502	11%	$146,364	$169,214	(14)%

Noninterest income comprised 12% of total revenue for both the third quarter and first nine months of 2019, compared with 12% and 14%, respectively, for the same periods a year ago. Third quarter 2019 noninterest income was $51.5 million, an increase of $5.0 million or 11%, compared with $46.5 million for the same period in 2018. This increase was primarily due to increases in interest rate contracts and other derivative income, foreign exchange income, as well as wealth management fees, partially offset by a decrease in net gains on sales of fixed assets. For the first nine months of 2019, noninterest income was $146.4 million, a decrease of $22.9 million or 14%, compared with $169.2 million for the same period in 2018. This decrease was primarily due to decreases in net gain on sale of business, as well as net gains on sales of fixed assets, partially offset by increases in foreign exchange income, and interest rate contracts and other derivative income. The following discussion provides the composition of the major changes in noninterest income.

Foreign exchange income increased $2.0 million or 33% to $8.1 million for the third quarter of 2019, and increased $6.3 million or 45% to $20.4 million for the first nine months of 2019. The increases in both periods were primarily driven by an increased volume of foreign exchange transactions and the favorable revaluation of certain foreign currency-denominated balance sheet items.

Wealth management fees increased $1.3 million or 37% to $4.8 million for the third quarter of 2019, and increased $1.5 million or 13% to $12.5 million for the first nine months of 2019. These increases were driven by higher customer activity.

Interest rate contracts and other derivative income increased $3.8 million or 83% to $8.4 million for the third quarter of 2019, and increased $4.2 million or 23% to $22.0 million for the first nine months of 2019. These increases reflected strong customer demand for interest rate swaps in response to the overall low level of interest rates. This increase was partially offset by the fair value changes of the interest rate derivative contracts that were primarily driven by the decline in long-term interest rates during the third quarter and first nine months of 2019.

Net gains on sales of fixed assets decreased to $48 thousand for both the third quarter and the first nine months of 2019, down from $3.4 million for the third quarter of 2018 and $5.6 million for the first nine months of 2018. This was due to the Company’s adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on January 1, 2019, under which deferred gains on sale and leaseback transactions were no longer amortized to gain on sales of fixed assets in 2019.

Net gain on sale of business for the first nine months of 2018 reflected the $31.5 million pre-tax gain recognized from the sale of the Bank’s eight DCB branches as discussed in Note 3 — Dispositions to the Consolidated Financial Statements in this Form 10-Q.

Noninterest Expense

The following table presents the components of noninterest expense for the third quarters and first nine months of 2019 and 2018:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Compensation and employee benefits	$97,819	$96,733	1%	$300,649	$285,832	5%
Occupancy and equipment expense	17,912	17,292	4%	52,592	50,879	3%
Deposit insurance premiums and regulatory assessments	3,550	6,013	(41)%	9,557	18,118	(47)%
Legal expense	1,720	1,544	11%	6,300	6,636	(5)%
Data processing	3,328	3,289	1%	9,945	10,017	(1)%
Consulting expense	2,559	2,683	(5)%	6,687	10,155	(34)%
Deposit related expense	3,584	2,600	38%	10,426	8,201	27%
Computer software expense	6,556	5,478	20%	18,845	16,081	17%
Other operating expense	22,769	23,394	(3)%	67,737	61,780	10%
Amortization of tax credit and other investments	16,833	20,789	(19)%	58,477	58,670	—%
Total noninterest expense	$176,630	$179,815	(2)%	$541,215	$526,369	3%

Third quarter 2019 noninterest expense was $176.6 million, a decrease of $3.2 million or 2%, compared with $179.8 million for the same period in 2018. This decrease was primarily due to decreases in amortization of tax credit and other investments, as well as deposit insurance premiums and regulatory assessments, partially offset by an increase in compensation and employee benefits. For the first nine months of 2019, noninterest expense was $541.2 million, an increase of $14.8 million or 3%, compared with $526.4 million for the same period in 2018. This increase was primarily attributable to increases in compensation and employee benefits, as well as other operating expense, partially offset by a decrease in deposit insurance premiums and regulatory assessments.

Compensation and employee benefits increased $1.1 million or 1% to $97.8 million for the third quarter of 2019, and increased $14.8 million or 5% to $300.6 million for the first nine months of 2019. These increases were primarily attributable to staffing growth to support the Company’s growing business and annual employee merit increases.

Deposit insurance premiums and regulatory assessments decreased $2.5 million or 41% to $3.6 million for the third quarter of 2019, and decreased $8.6 million or 47% to $9.6 million for the first nine months of 2019. These decreases were primarily due to lower Federal Deposit Insurance Corporation (“FDIC”) assessment rates. Effective October 1, 2018, the FDIC removed the temporary surcharge applied on the larger banks’ assessment base, since the Deposit Insurance Fund Reserve Ratio has exceeded its statutory minimum requirement of 1.35%.

Other operating expense primarily consists of marketing, travel, telecommunications and postage, charitable contributions, loan related expenses, and other miscellaneous expense categories. Year-over-year, other operating expense decreased $625 thousand or 3% to $22.8 million for the third quarter of 2019, compared with the same period in 2018. For the first nine months of 2019, other operating expense increased $6.0 million or 10% to $67.7 million, primarily due to increases in marketing expenses, and a decrease in gains on sale of other real estate owned (“OREO”).

Amortization of tax credit and other investments decreased $4.0 million or 19% to $16.8 million for the third quarter of 2019, compared with the third quarter of 2018. This decrease was primarily due to fewer tax credit investments placed in service during 2019, partially offset by $1.7 million in other-than-temporary impairment (“OTTI”) charges related to two historic tax credit investments recorded in the third quarter of 2019. Amortization of tax credit and other investments decreased $193 thousand to $58.5 million for the first nine months of 2019, compared with the same period in 2018. The decrease was mainly due to fewer tax credit investments placed in service during 2019, which was offset by a $7.0 million full write-off of the DC Solar related tax credit investments during the first quarter of 2019, as well as the $4.6 million of OTTI charges related to three historic tax credit investments and a Community Reinvestment Act investment.

Income Taxes

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Income before income taxes	$206,367	$204,865	1%	$624,635	$613,641	2%
Income tax expense	$34,951	$33,563	4%	$138,815	$82,958	67%
Effective tax rate	16.9%	16.4%		22.2%	13.5%

The effective tax rates were 16.9% and 16.4% for the third quarters of 2019 and 2018, respectively. The effective tax rate and income tax expense for the third quarter of 2019 included a $6.4 million discrete item for the reversal of state income taxes payable. The effective tax rates were 22.2% and 13.5% for the first nine months of 2019 and 2018, respectively. The year-over-year increase for the nine-month effective tax rate and income tax expense was primarily due to $30.1 million of income tax expense recorded in the second quarter of 2019 to reverse certain previously claimed tax credits related to the Company’s investment in DC Solar. Excluding this $30.1 million income tax expense recorded in the second quarter of 2019, the non-GAAP effective tax rates for the first nine months of 2019 was 17.4%. (See reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.) The higher effective tax rate during the first nine months of 2019, compared with the same period a year ago, was due to a decrease in tax credits recognized from investments in renewable energy and historic rehabilitation tax credit projects.

The Company invested in four solar energy tax credit funds in the years 2014, 2015, 2017 and 2018 as a limited member. These tax credit funds engaged in the acquisition and leasing of mobile solar generators through DC Solar entities. The Company’s investments in the DC Solar tax credit funds qualified for federal energy tax credit under Section 48 of the Internal Revenue Code of 1986, as amended. The Company also received a “should” level legal opinion from an external law firm supporting the legal structure of the investments for tax credit purposes. These investments were recorded in Investments in tax credit and other investments, net on the Consolidated Balance Sheet and were accounted for under the equity method of accounting. For reasons that were not known or knowable to the Company, DC Solar had its assets frozen in December 2018. DC Solar filed for bankruptcy protection in February 2019. In February 2019, an affidavit from a Federal Bureau of Investigation special agent stated that DC Solar was operating a fraudulent “Ponzi-like scheme” and that the majority of the mobile solar generators sold to investors and managed by DC Solar, as well as the majority of the related lease revenues claimed to had been received by DC Solar might not have existed.
During the first quarter of 2019, the Company fully wrote off its tax credit investments related to DC Solar and recorded a $7.0 million OTTI charge within Amortization of tax credit and other investments on the Consolidated Statement of Income. The Company concluded at that time that there would be no material future cash flows related to these investments, in part because of the fact that DC Solar has ceased operations and its bankruptcy case had been converted from Chapter 11 to Chapter 7 on March 22, 2019. More discussion regarding the Company’s impairment evaluation and monitoring process of tax credit investments is provided in Note 4 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q.
Investors in DC Solar funds, including the Company, received tax credits for making these renewable energy investments. The Company claimed tax credits of approximately $53.9 million in the Consolidated Financial Statements between 2014 and 2018, partially reduced by a deferred tax liability of $5.7 million related to the 50% tax basis reduction, for a net impact to the Consolidated Financial Statements of $48.2 million. During the second quarter of 2019, the Company reversed $33.6 million out of the $53.9 million previously claimed tax credits, and $3.5 million out of the $5.7 million deferred tax liability, resulting in $30.1 million of additional income tax expense.
ASC 740-10-25-6 states in part, that an entity shall initially recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. The term “more-likely-than-not” means a likelihood of more than 50 percent; the terms “examined” and “upon examination” include resolution of the related appeals or litigation processes, if any. The level of evidence that is necessary and appropriate to support the technical merits of a tax position is subject to judgment and depends on available information as of the balance sheet date. Under ASC 740, Income Taxes, when evaluating an uncertain tax position as of the balance sheet date, an entity should not consider new information that is received after the balance sheet date. Based on the available information known as of December 31, 2018 and March 31, 2019, the Company reassessed the technical merits of the position taken and concluded, based on initial and ongoing due diligence performed by the Company, it believed that the DC Solar related tax credits the Company had previously claimed continued to meet the more-likely-than-not criterion for recognition as of those dates.
During the first quarter of 2019, the Company, in coordination with other fund investors, engaged an unaffiliated third party inventory firm to report on the actual number of mobile solar generators in existence. As of September 30, 2019, based on the latest inventory report, none of the mobile service generators that had been purchased by the Company’s 2017 and 2018 tax credit funds were found. On the other hand, a vast majority of the mobile solar generators purchased by the Company’s 2014 and 2015 tax credit funds were found. Based on the inventory information available as of the second and third quarters of 2019, as well as management’s best judgments regarding the future settlement of the related tax positions with the Internal Revenue Service, the Company concluded that a portion of the previously claimed tax credits would be recaptured. Accordingly, the Company recorded $30.1 million in income tax expense in the second quarter of 2019.
The Company continues to conduct an ongoing investigation to gather information related to this matter, including tracking asset seizures of DC Solar and ongoing federal investigations. There can be no assurance that the Company will not have to recognize additional income tax expense as new information becomes available, or due to changes in tax laws, case law and regulations; or that the Company will not ultimately need to reverse the remaining tax credits previously claimed. For additional information on the risks surrounding the Company’s investments in tax-advantaged projects, see Item 1A. Risk Factors in the Company’s 2018 Form 10-K.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. These segments are defined by the type of customers and the related products and services provided, and reflect how financial information is currently evaluated by management. For additional description of the Company’s internal management reporting process, including the segment cost allocation methodology, see Note 18 — Business segments to the Consolidated Financial Statements in this Form 10-Q.

During the first quarter of 2019, the Company enhanced its segment cost allocation methodology related to stock compensation expense and bonus accrual. Effective first quarter of 2019, stock compensation expense is allocated to all three segments, whereas it was previously recorded in the Other segment as a corporate expense. In addition, bonus expense is now allocated at a more granular level at the segment level at the time of accrual. For comparability, segment information for the third quarter and the first nine months of 2018 have been restated to conform to the current presentation. During the third quarter of 2019, the Company enhanced its funds transfer pricing (“FTP”) methodology related to deposits by setting a minimum floor rate for the FTP credits paid by the Other segment to the Consumer and Business Banking, as well as the Commercial Banking segments in consideration of the flattened and inverted yield curve. For consistency in the application of this change, the Company adjusted the segment reporting results for the three months ended March 31 and June 30, 2019, which increased segment net income for the Consumer and Business Banking, as well as the Commercial Banking segments, and, correspondingly, reduced net income for Other segment. This change in FTP methodology related to deposits had no impact on 2018 segment results.

The following tables present the selected segment information for the third quarters and first nine months of 2019 and 2018:

($ in thousands)	Three Months Ended September 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$170,183	$166,106	$33,518	$369,807
Provision for credit losses	4,251	34,033	—	38,284
Noninterest income	15,103	33,731	2,640	51,474
Noninterest expense	86,489	62,246	27,895	176,630
Segment income before income taxes	94,546	103,558	8,263	206,367
Segment net income	$67,592	$74,111	$29,713	$171,416

($ in thousands)	Three Months Ended September 30, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$182,272	$149,770	$16,678	$348,720
Provision for credit losses	705	9,837	—	10,542
Noninterest income	13,137	27,861	5,504	46,502
Noninterest expense	87,640	57,376	34,799	179,815
Segment income (loss) before income taxes	107,064	110,418	(12,617)	204,865
Segment net income	$76,711	$79,344	$15,247	$171,302

($ in thousands)	Nine Months Ended September 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$536,153	$477,755	$85,686	$1,099,594
Provision for credit losses	8,880	71,228	—	80,108
Noninterest income	43,378	91,931	11,055	146,364
Noninterest expense	258,051	200,093	83,071	541,215
Segment income before income taxes	312,600	298,365	13,670	624,635
Segment net income	$223,478	$213,331	$49,011	$485,820

($ in thousands)	Nine Months Ended September 30, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$538,568	$448,128	$30,396	$1,017,092
Provision for credit losses	7,212	39,084	—	46,296
Noninterest income	72,170	86,043	11,001	169,214
Noninterest expense	259,416	179,251	87,702	526,369
Segment income (loss) before income taxes	344,110	315,836	(46,305)	613,641
Segment net income	$246,555	$226,798	$57,330	$530,683

Consumer and Business Banking

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small and medium-sized enterprises through the Company’s branch network. Other products and services provided by this segment include wealth management, treasury management and foreign exchange services.

The Consumer and Business Banking segment reported segment net income of $67.6 million for the third quarter of 2019, compared with $76.7 million for the same period in 2018. The $9.1 million or 12% decrease in segment net income was primarily driven by a decrease in net interest income before provision for credit losses and an increase in provision for credit losses, partially offset by a corresponding decrease in income tax expense. Third quarter 2019 net interest income before provision for credit losses for this segment was $170.2 million, a decrease of $12.1 million or 7% compared with $182.3 million for the third quarter of 2018, reflecting higher interest expense paid on customer deposits. The provision for credit losses was $4.3 million for the third quarter of 2019, up from $705 thousand for the same period in 2018, an increase of $3.5 million or 503%, primarily due to growth in this segment’s loan portfolio. The decrease in income tax expense reflected the decrease in segment income before income taxes.

The Consumer and Business Banking segment reported segment net income of $223.5 million for the first nine months of 2019, compared with $246.6 million for the same period in 2018. The $23.1 million or 9% decrease in segment net income was primarily driven by a decrease in noninterest income, partially offset by a corresponding decrease in income tax expense. Noninterest income was $43.4 million for the first nine months of 2019, a decrease of $28.8 million or 40%, compared with $72.2 million for the same period in 2018. Noninterest income for the first nine months of 2018 included a non-recurring pre-tax gain of $31.5 million from the sale of the Bank’s eight DCB branches, recognized in the first quarter of 2018. The decrease in income tax expense reflected the decrease in segment income before income taxes.

Commercial Banking

The Commercial Banking segment primarily generates commercial loans and deposits. Commercial loan products include commercial business loans and lines of credit, trade finance loans and letters of credit, CRE loans, construction lending, affordable housing loans and letters of credit, asset-based lending, and equipment financings. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity hedging risk management.

The Commercial Banking segment reported segment net income of $74.1 million for the third quarter of 2019, compared with $79.3 million for the same period in 2018. The $5.2 million or 7% decrease in segment net income primarily reflected an increase in the provision for credit losses, partially offset by an increase in net interest income before provision for credit losses. Third quarter 2019 provision for credit losses for this segment was $34.0 million, an increase of $24.2 million or 246% from $9.8 million for the third quarter of 2018. This increase was primarily due to loan portfolio growth, increased charge-offs on C&I loans, and a deterioration in the credit risk ratings of C&I loans. Net interest income before provision for credit losses was $166.1 million for the third quarter of 2019, an increase of $16.3 million or 11% from $149.8 million for the same period in 2018, primarily driven by growth in this segment’s loan portfolio.

The Commercial Banking segment reported segment net income of $213.3 million for the first nine months of 2019, compared with $226.8 million for the same period in 2018. The $13.5 million or 6% decrease in segment net income was primarily driven by increases in the provision for credit losses and noninterest expense, partially offset by an increase in net interest income before provision for credit losses. Provision for credit losses for this segment was $71.2 million for the first nine months of 2019, an increase of $32.1 million or 82%, compared with $39.1 million for the same period in 2018. This increase was primarily due loan portfolio growth, increased charge-offs on C&I loans, and a deterioration in the credit risk ratings of C&I loans. Noninterest expense for this segment was $200.1 million for the first nine months of 2019, an increase of $20.8 million or 12% from $179.3 million for the same period in 2018, primarily due to an increase in compensation and employee benefits expense. Net interest income before provision for credit losses was $477.8 million for the first nine months of 2019, an increase of $29.6 million or 7% from $448.1 million for the same period in 2018, primarily driven by growth in this segment’s loan portfolio.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, the Consumer and Business Banking and the Commercial Banking segments.

The Other segment reported segment income before income taxes of $8.3 million and segment net income of $29.7 million for the third quarter of 2019, reflecting an income tax benefit of $21.5 million. The Other segment reported segment loss before income taxes of $12.6 million and segment net income of $15.2 million for the third quarter of 2018, reflecting an income tax benefit of $27.9 million. The increase in segment income before income taxes was primarily driven by an increase in net interest income before provision for credit losses and a decrease in noninterest expense. Net interest income before provision for credit losses was $33.5 million for the third quarter of 2019, an increase of $16.8 million or 101% from $16.7 million for the same period in 2018. This change reflected an increase in the net spread between the total internal FTP charges for loans and total internal FTP credits for deposits, which widened due to the inverted yield curve. Noninterest expense was $27.9 million for the third quarter of 2019, a $6.9 million or 20% decrease from $34.8 million for the third quarter of 2018, primarily due to a decrease in the amortization of tax credit and other investments. The decrease in the amortization of tax credit and other investments was due to fewer tax credit investments placed in service during this period, partially offset by $1.7 million in OTTI charges related to two historic tax credit investments.

The Other segment reported segment income before income taxes of $13.7 million and segment net income of $49.0 million for the first nine months of 2019, reflecting an income tax benefit of $35.3 million. The Other segment reported segment loss before income taxes of $46.3 million and segment net income of $57.3 million for the first nine months of 2018, reflecting an income tax benefit of $103.6 million. The increase in segment income before income taxes was primarily driven by an increase in net interest income before provision for credit losses, which increased $55.3 million or 182% to $85.7 million for the first nine months of 2019 from $30.4 million for the same period in 2018. This change reflected an increase in the net spread between the total internal FTP charges for loans and total internal FTP credits for deposits, which widened due to the inverted yield curve.

The income tax expense or benefit in the Other segment consists of the remaining unallocated income tax expense or benefit after allocating income tax expense to the two core segments. Income tax expense is allocated to the Consumer and Business Banking, as well as the Commercial Banking segments by applying segment effective tax rates to the segment income before income taxes.

Balance Sheet Analysis

The following table presents a discussion of the significant changes between September 30, 2019 and December 31, 2018:

Selected Consolidated Balance Sheet Data

($ in thousands)	September 30, 2019	December 31, 2018	Change
			$	%
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,042,281	$3,001,377	$40,904	1%
Interest-bearing deposits with banks	160,423	371,000	(210,577)	(57)%
Resale agreements	860,000	1,035,000	(175,000)	(17)%
Available-for-sale investment securities, at fair value	3,284,034	2,741,847	542,187	20%
Restricted equity securities, at cost	78,334	74,069	4,265	6%
Loans held-for-sale	294	275	19	7%
Loans held-for-investment (net of allowance for loan losses of $345,576 in 2019 and $311,322 in 2018)	33,679,400	32,073,867	1,605,533	5%
Investments in qualified affordable housing partnerships, net	190,000	184,873	5,127	3%
Investments in tax credit and other investments, net	211,603	231,635	(20,032)	(9)%
Premises and equipment	120,859	119,180	1,679	1%
Goodwill	465,697	465,547	150	0%
Operating lease right-of-use assets	103,894	—	103,894	100%
Other assets	1,077,840	743,686	334,154	45%
TOTAL	$43,274,659	$41,042,356	$2,232,303	5%
LIABILITIES
Noninterest-bearing	$10,806,937	$11,377,009	$(570,072)	(5)%
Interest-bearing	25,852,589	24,062,619	1,789,970	7%
Total deposits	36,659,526	35,439,628	1,219,898	3%
Short-term borrowings	47,689	57,638	(9,949)	(17)%
FHLB advances	745,494	326,172	419,322	129%
Repurchase agreements	50,000	50,000	—	—%
Long-term debt and finance lease liabilities	152,390	146,835	5,555	4%
Operating lease liabilities	112,142	—	112,142	100%
Accrued expenses and other liabilities	624,754	598,109	26,645	4%
Total liabilities	38,391,995	36,618,382	1,773,613	5%
STOCKHOLDERS’ EQUITY	4,882,664	4,423,974	458,690	10%
TOTAL	$43,274,659	$41,042,356	$2,232,303	5%

As of September 30, 2019, total assets were $43.27 billion, an increase of $2.23 billion or 5% from December 31, 2018, primarily due to loan growth and an increase in available-for-sale investment securities. The loan growth was driven by strong increases in single-family residential, CRE, C&I, as well as construction and land loans. These increases were partially offset by decreases in interest-bearing deposits with banks and resale agreements.

As of September 30, 2019, total liabilities were $38.39 billion, an increase of $1.77 billion or 5% from December 31, 2018, primarily due to a $1.22 billion increase in deposits and $419.3 million increase in FHLB advances. The increase in deposits was largely driven by increases in time deposits.

As of September 30, 2019, total stockholders’ equity was $4.88 billion, an increase of $458.7 million or 10% from December 31, 2018. This increase was primarily due to $485.8 million in net income and a $57.2 million increase in accumulated other comprehensive income, partially offset by $114.8 million of cash dividends declared on common stock.

Investment Securities

The Company maintains an investment securities portfolio that consists of high quality and liquid securities with relatively short durations to minimize overall interest rate and liquidity risks. The Company’s available-for-sale investment securities provide:

•	interest income for earnings and yield enhancement;

•	availability for funding needs that arise during the normal course of business;

•	the ability to execute interest rate risk management strategies in response to changes in economic or market conditions; and

•	collateral to support pledging agreements as required and/or to enhance the Company’s borrowing capacity.

Available-for-Sale Investment Securities

As of September 30, 2019 and December 31, 2018, the Company’s available-for-sale investment securities portfolio was primarily comprised of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government sponsored enterprises, foreign bonds, and U.S. Treasury securities. Investment securities classified as available-for-sale are carried at their fair value with the corresponding changes in fair value recorded in Accumulated other comprehensive loss, net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheet.

The following table presents the amortized cost and fair value by major categories of available-for-sale investment securities as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$427,535	$426,113	$577,561	$564,815
U.S. government agency and U.S. government sponsored enterprise debt securities	688,529	691,368	219,485	217,173
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	1,454,336	1,475,180	1,377,705	1,355,296
Municipal securities	76,948	78,159	82,965	82,020
Non-agency mortgage-backed securities	98,727	101,738	35,935	35,983
Corporate debt securities	11,250	11,022	11,250	10,869
Foreign bonds	454,431	453,179	489,378	463,048
Asset-backed securities	48,028	47,275	12,621	12,643
Total available-for-sale investment securities	$3,259,784	$3,284,034	$2,806,900	$2,741,847

The fair value of available-for-sale investment securities totaled $3.28 billion as of September 30, 2019, compared with $2.74 billion as of December 31, 2018. The $542.2 million or 20% increase was primarily attributable to the purchases of U.S. government agency and U.S. government sponsored enterprise debt securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, and U.S. Treasury securities, partially offset by the sales, repayments, and maturities of U.S. Treasury securities and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities.

The Company’s investment securities portfolio had an effective duration of 2.4 as of September 30, 2019, which shortened from 4.1 as of December 31, 2018, primarily due to the decline in interest rates. As of both September 30, 2019 and December 31, 2018, 99% of the carrying value of the investment securities portfolio was rated “AA-” or “Aa3” or higher by nationally recognized statistical rating organizations. Credit ratings of BBB- or higher by Standard and Poor’s (“S&P”) and Fitch Ratings (“Fitch”), or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are considered investment grade.

Net unrealized gains on available-for-sale investment securities were $24.3 million as of September 30, 2019, which improved from net unrealized losses of $65.1 million as of December 31, 2018. This change was primarily due to the decrease in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $8.1 million as of September 30, 2019, compared with $70.8 million as of December 31, 2018. Of the securities with gross unrealized losses, approximately 99% and 100% were rated investment grade as of September 30, 2019 and December 31, 2018, respectively, classified primarily based upon the lowest of the credit ratings issued by S&P, Moody’s, or Fitch. As of September 30, 2019, the Company had no intention to sell securities with unrealized losses and believed it is more-likely-than-not that it would not be required to sell such securities before recovery of their amortized cost.

The Company assesses individual securities for OTTI for each reporting period. There were no OTTI credit losses recognized in earnings for both the third quarters and first nine months of 2019 and 2018. For additional information on our accounting policies, valuation and composition, see Note 1 — Summary of Significant Accounting Policies in the Company’s 2018 Form 10-K, Note 4 — Fair Value Measurement and Fair Value of Financial Instruments and Note 6 — Securities to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the weighted-average yields and contractual maturity distribution of the Company’s investment securities as of September 30, 2019 and December 31, 2018. Actual maturities of the investment securities can differ from contractual maturities due to prepayments or embedded call options. In addition, factors such as interest rate changes may affect the yields on the carrying value of the investment securities.

($ in thousands)	September 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
Available-for-sale investment securities:
U.S. Treasury securities:
Maturing in one year or less	$199,786	$199,711	1.80%	$50,134	$49,773	1.08%
Maturing after one year through five years	227,749	226,402	1.35%	527,427	515,042	1.69%
Total	427,535	426,113	1.56%	577,561	564,815	1.64%
U.S. government agency and U.S. government sponsored enterprise debt securities:
Maturing in one year or less	406,381	406,572	2.17%	26,955	26,909	3.51%
Maturing after one year through five years	133,500	133,713	2.71%	10,181	10,037	2.18%
Maturing after five years through ten years	94,900	95,510	2.21%	114,771	113,812	2.30%
Maturing after ten years	53,748	55,573	2.78%	67,578	66,415	2.79%
Total	688,529	691,368	2.33%	219,485	217,173	2.59%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Maturing in one year or less	2,986	2,983	1.76%	2,633	2,600	1.62%
Maturing after one year through five years	26,631	26,841	2.25%	30,808	30,487	2.11%
Maturing after five years through ten years	78,533	81,705	2.74%	96,822	95,365	2.68%
Maturing after ten years	1,346,186	1,363,651	2.64%	1,247,442	1,226,844	2.74%
Total	1,454,336	1,475,180	2.63%	1,377,705	1,355,296	2.72%
Municipal securities (2):
Maturing in one year or less	35,580	35,720	2.65%	29,167	28,974	2.60%
Maturing after one year through five years	24,777	25,080	2.47%	48,398	47,681	2.39%
Maturing after five years through ten years	12,200	12,766	3.15%	500	476	2.38%
Maturing after ten years	4,391	4,593	3.40%	4,900	4,889	5.03%
Total	76,948	78,159	2.71%	82,965	82,020	2.62%
Non-agency mortgage-backed securities:
Maturing after one year through five years	7,920	7,914	3.90%	—	—	—%
Maturing after ten years	90,807	93,824	3.30%	35,935	35,983	3.67%
Total	98,727	101,738	3.35%	35,935	35,983	3.67%
Corporate debt securities:
Maturing in one year or less	1,250	1,247	5.42%	1,250	1,231	5.50%
Maturing after one year through five years	10,000	9,775	4.00%	10,000	9,638	4.00%
Total	11,250	11,022	4.16%	11,250	10,869	4.17%
Foreign bonds:
Maturing in one year or less	454,431	453,179	2.33%	439,378	414,065	2.19%
Maturing after one year through five years	—	—	—%	50,000	48,983	3.12%
Total	454,431	453,179	2.33%	489,378	463,048	2.28%
Asset-backed securities:
Maturing after ten years	48,028	47,275	2.53%	12,621	12,643	3.22%
Total available-for-sale investment securities	$3,259,784	$3,284,034	2.42%	$2,806,900	$2,741,847	2.43%

Total:
Maturing in one year or less	$1,100,414	$1,099,412	2.19%	$549,517	$523,552	2.18%
Maturing after one year through five years	430,577	429,725	2.00%	676,814	661,868	1.91%
Maturing after five years through ten years	185,633	189,981	2.50%	212,093	209,653	2.47%
Maturing after ten years	1,543,160	1,564,916	2.68%	1,368,476	1,346,774	2.78%
Total available-for-sale investment securities	$3,259,784	$3,284,034	2.42%	$2,806,900	$2,741,847	2.43%

(1)	Weighted-average yields are computed based on amortized cost balances.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Total Loan Portfolio

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans; and consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Total net loans, including loans held-for-sale, were $33.68 billion as of September 30, 2019, an increase of $1.61 billion or 5% from $32.07 billion as of December 31, 2018. This was primarily driven by year-to-date increases of $774.6 million or 13% in single-family residential loans, $489.4 million or 5% in CRE loans and $244.0 million or 2% in C&I loans. The composition of the loan portfolio was similar as of September 30, 2019 compared with December 31, 2018.

The following table presents the composition of the Company’s total loan portfolio by loan type as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018	Change
	Amount (1)	Amount (1)	$	%
Commercial:
C&I	$12,301,002	$12,056,970	$244,032	2%
CRE	9,749,583	9,260,199	489,384	5%
Multifamily residential	2,589,203	2,470,668	118,535	5%
Construction and land	719,900	538,794	181,106	34%
Total commercial	25,359,688	24,326,631	1,033,057	4%
Consumer:
Single-family residential	6,811,014	6,036,454	774,560	13%
HELOCs	1,540,121	1,690,834	(150,713)	(9)%
Other consumer	314,153	331,270	(17,117)	(5)%
Total consumer	8,665,288	8,058,558	606,730	8%
Total loans held-for-investment (2)	$34,024,976	$32,385,189	$1,639,787	5%
Allowance for loan losses	(345,576)	(311,322)	(34,254)	11%
Loans held-for-sale	294	275	19	7%
Total loans, net	$33,679,694	$32,074,142	$1,605,552	5%

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(39.8) million and $(48.9) million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes ASC 310-30 discount of $16.7 million and $22.2 million as of September 30, 2019 and December 31, 2018, respectively.

Commercial

The commercial loan portfolio, which comprised 75% of total loans as of both September 30, 2019 and December 31, 2018, is discussed as follows.

Commercial — Commercial and Industrial Loans. C&I loans totaled $12.30 billion or 36% of total loans, as of September 30, 2019, and $12.06 billion or 37% of total loans, as of December 31, 2018. The C&I loan portfolio is well-diversified by industry, with higher concentrations in the wholesale trade, energy, private equity, manufacturing, entertainment, and technology and life sciences. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classifications, setting diversification targets and limits for specialized portfolios.The Company’s wholesale trade exposure largely consists of U.S. domiciled companies, many of which are based in California that import goods from Greater China for U.S. consumer consumption. The Company also had a portfolio of broadly syndicated C&I term loans, which totaled $876.5 million and $778.7 million as of September 30, 2019 and December 31, 2018, respectively. The majority of the C&I loans have variable interest rates.

Commercial — Commercial Real Estate Loans. CRE loans totaled $9.75 billion or 29% of total loans as of September 30, 2019, and $9.26 billion or 28% of total loans as of December 31, 2018. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers. Loans are underwritten with conservative standards for cash flows, debt service coverage and loan-to-value. As of both September 30, 2019 and December 31, 2018, 21% of the total CRE loans were owner occupied properties; the remainder were non-owner occupied properties where 50% or more of the debt service for the loan is primarily provided by unaffiliated rental income from a third party. Interest rates on CRE loans may be fixed, variable or hybrid.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geographic market as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$5,245,303		$1,584,951		$258,133		$7,088,387
Northern California	2,250,000		585,412		168,707		3,004,119
California	7,495,303	77%	2,170,363	84%	426,840	60%	10,092,506	78%
New York	684,403	7%	108,550	4%	93,065	13%	886,018	7%
Texas	566,688	6%	119,404	5%	8,720	1%	694,812	5%
Washington	283,451	3%	66,780	3%	42,566	6%	392,797	3%
Arizona	131,324	1%	36,999	1%	22,501	3%	190,824	1%
Nevada	112,717	1%	36,354	1%	82,596	11%	231,667	2%
Other markets	475,697	5%	50,753	2%	43,612	6%	570,062	4%
Total loans (1)	$9,749,583	100%	$2,589,203	100%	$719,900	100%	$13,058,686	100%

($ in thousands)	December 31, 2018
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$5,106,098		$1,512,753		$215,370		$6,834,221
Northern California	2,112,789		600,566		133,828		2,847,183
California	7,218,887	79%	2,113,319	86%	349,198	65%	9,681,404	79%
New York	651,510	7%	110,840	4%	46,702	9%	809,052	7%
Texas	508,473	5%	72,585	3%	12,055	2%	593,113	5%
Washington	288,522	3%	58,294	2%	29,079	5%	375,895	3%
Arizona	108,102	1%	24,808	1%	24,890	5%	157,800	1%
Nevada	94,924	1%	44,052	2%	47,897	9%	186,873	2%
Other markets	389,781	4%	46,770	2%	28,973	5%	465,524	3%
Total loans (1)	$9,260,199	100%	$2,470,668	100%	$538,794	100%	$12,269,661	100%

(1)	Loans net of ASC 310-30 discount.

As illustrated by the above tables, the distribution of the CRE loan portfolio reflects the Company’s geographical footprint, with a primary concentration in California accounting for 77% and 79% of the CRE loan portfolio as of September 30, 2019 and December 31, 2018, respectively. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

The Company’s CRE portfolio is broadly diversified by property type, which serves to mitigate some of the geographical concentration in California. The following table summarizes the Company’s CRE loan portfolio by property type as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Property types:
Retail	$3,251,398	33%	$3,171,374	34%
Offices	2,216,628	23%	2,160,382	23%
Industrial	2,042,733	21%	1,883,444	20%
Hotel/Motel	1,785,148	18%	1,619,905	17%
Other	453,676	5%	425,094	6%
Total CRE loans (1)	$9,749,583	100%	$9,260,199	100%

(1)	Loans net of ASC 310-30 discount.

Commercial — Multifamily Residential Loans. Multifamily residential loans totaled $2.59 billion and $2.47 billion as of September 30, 2019 and December 31, 2018, respectively, and accounted for 8% of total loans as of both dates. The multifamily residential loan portfolio is largely made up of loans secured by residential properties with five or more units in the Bank’s primary lending areas. As of September 30, 2019 and December 31, 2018, 84% and 86%, respectively, of the Company’s multifamily residential loans were concentrated in California. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to seven years.

Commercial — Construction and Land Loans. Construction and land loans totaled $719.9 million and $538.8 million as of September 30, 2019 and December 31, 2018, respectively, and accounted for 2% of total loans as of both dates. Included in the portfolio were construction loans of $630.5 million with additional unfunded commitments of $365.3 million as of September 30, 2019, and construction loans of $477.2 million with additional unfunded commitments of $525.1 million as of December 31, 2018. The construction loans provide financing for hotels, offices, and industrial structures. Similar to CRE and multifamily residential loans, the Company has a geographic concentration of construction and land loans in California.

Consumer

The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geographic market as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019
	Single- Family Residential	%	HELOCs	%	Total	%
Geographic markets:
Southern California	$3,006,830		$736,403		$3,743,233
Northern California	1,033,662		324,743		1,358,405
California	4,040,492	59%	1,061,146	69%	5,101,638	61%
New York	1,472,941	22%	266,224	17%	1,739,165	21%
Washington	618,858	9%	140,040	9%	758,898	9%
Massachusetts	225,533	3%	34,380	2%	259,913	3%
Texas	188,544	3%	—	—%	188,544	2%
Other markets	264,646	4%	38,331	3%	302,977	4%
Total (1)	$6,811,014	100%	$1,540,121	100%	$8,351,135	100%
Lien priority:
First mortgage	$6,811,011	100%	$1,304,918	85%	$8,115,929	97%
Junior lien mortgage	3	0%	235,203	15%	235,206	3%
Total (1)	$6,811,014	100%	$1,540,121	100%	$8,351,135	100%

($ in thousands)	December 31, 2018
	Single- Family Residential	%	HELOCs	%	Total	%
Geographic markets:
Southern California	$2,768,725		$839,790		$3,608,515
Northern California	954,835		350,008		1,304,843
California	3,723,560	62%	1,189,798	70%	4,913,358	64%
New York	1,165,135	19%	279,792	17%	1,444,927	19%
Washington	572,017	9%	149,579	9%	721,596	9%
Massachusetts	206,920	3%	32,333	2%	239,253	3%
Texas	165,873	3%	—	—%	165,873	2%
Other markets	202,949	4%	39,332	2%	242,281	3%
Total (1)	$6,036,454	100%	$1,690,834	100%	$7,727,288	100%
Lien priority:
First mortgage	$6,036,450	100%	$1,438,414	85%	$7,474,864	97%
Junior lien mortgage	4	0%	252,420	15%	252,424	3%
Total (1)	$6,036,454	100%	$1,690,834	100%	$7,727,288	100%

(1)	Loans net of ASC 310-30 discount.

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $6.81 billion or 20% of total loans as of September 30, 2019, and $6.04 billion or 19% of total loans as of December 31, 2018. The Company was in a first lien position for virtually all of the single-family residential loans as of both September 30, 2019 and December 31, 2018. Many of these loans are reduced documentation loans where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and default rates. As of September 30, 2019 and December 31, 2018, 59% and 62% of the Company’s single-family residential loans, respectively, were concentrated in California. The Company offers a variety of first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. HELOCs totaled $1.54 billion or 4% of total loans as of September 30, 2019, and $1.69 billion or 5% of total loan portfolio as of December 31, 2018. The Company was in a first lien position for 85% of total HELOCs as of both September 30, 2019 and December 31, 2018. Many of the loans within this portfolio are reduced documentation loans, where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and default rates. As of September 30, 2019 and December 31, 2018, 69% and 70% of the Company’s HELOCs, respectively, were concentrated in California. The HELOC portfolio is comprised largely of variable-rate loans.

All commercial and consumer loans originated are subject to the Company’s underwriting guidelines and loan origination standards. Management believes that the Company’s underwriting criteria and procedures adequately consider the unique risks associated with these products. The Company conducts a variety of quality control procedures and periodic audits, including the review of lending and legal requirements, to ensure that the Company is in compliance with these requirements.

Purchased Credit-Impaired Loans

Loans acquired with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal and interest payments are PCI loans. PCI loans are recorded at fair value as of the date of acquisition. The carrying value of PCI loans totaled $240.7 million and $308.0 million as of September 30, 2019 and December 31, 2018, respectively. PCI loans are considered to be accruing due to the existence of the accretable yield, which represents the cash expected to be collected in excess of their carrying value, and which is not based on consideration given to contractual interest payments. The accretable yield was $56.9 million and $74.9 million as of September 30, 2019 and December 31, 2018, respectively. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of these loans, in excess of the fair value recorded as of the date of acquisition. Loss amounts absorbed by the nonaccretable difference do not affect the Consolidated Statement of Income or the allowance for credit losses. For additional details regarding PCI loans, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

Loans Held-for-Sale

As of September 30, 2019 and December 31, 2018, loans held-for-sale of $294 thousand and $275 thousand, respectively, consisted of single-family residential loans. At the time of commitment to originate or purchase a loan, a loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. If the Company subsequently changes its intent to hold certain loans, those loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.

Loan Purchases, Transfers and Sales

During the third quarter and first nine months of 2019, the Company purchased loans held-for-investment of $69.0 million and $395.3 million, respectively, compared with $61.1 million and $450.9 million, respectively, during the same periods in 2018. The purchased loans held-for-investment for each of the third quarter and first nine months of 2019 and 2018 were primarily comprised of broadly syndicated C&I loans.

When purchased or originated loans are transferred from held-for-investment to held-for-sale, corresponding write-downs to the allowance for loan losses are recorded, as appropriate. Loans transferred from held-for-investment to held-for-sale were $49.0 million and $78.0 million during the third quarters of 2019 and 2018, respectively, and $222.4 million and $363.6 million during the first nine months of 2019 and 2018, respectively. The transferred loans were primarily C&I loans for all periods. Related to these loan transfers, the Company recorded $36 thousand and $426 thousand in write-downs to the allowance for loan losses during the third quarter and first nine months of 2019, respectively, and $110 thousand and $13.5 million, respectively, during the same periods in 2018.

During the third quarter and first nine months of 2019, the Company sold $47.8 million and $180.0 million of originated loans, respectively, resulting in net gains of $2.0 million and $3.0 million, respectively. C&I loans made up $30.1 million and $140.5 million of the originated loans sold in the third quarter and first nine months of 2019, respectively. In comparison, during the same periods in 2018, the Company sold $58.9 million and $252.1 million in originated loans, respectively, resulting in net gains of $1.1 million and $5.0 million, respectively. Originated loans sold during the third quarter of 2018 included $28.3 million of C&I loans and $20.8 million of single-family residential loans. Originated loans sold during the first nine months of 2018 included $170.9 million of C&I loans.

From time to time, the Company purchases and sells loans in the secondary market. During the third quarter and first nine months of 2019, the Company sold purchased loans of $7.9 million and $49.2 million, respectively, in the secondary market resulting in minimal net gains on sale of loans. In comparison, during the third quarter and first nine months of 2018, the Company sold purchased loans of $34.5 million and $134.5 million, respectively, in the secondary market, recording net gains on sale of $1 thousand and $33 thousand, respectively. These loans sold during the third quarters and first nine months of September 30, 2019 and 2018 were comprised of broadly syndicated C&I term loans.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans, OREO, and other nonperforming assets. OREO and other nonperforming assets are repossessed assets and properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Generally, loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial conditions and the adequacy of collateral, if any. The following table presents information regarding non-PCI nonperforming assets as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018
Nonaccrual loans:
Commercial:
C&I	$90,830	$43,840
CRE	18,942	24,218
Multifamily residential	551	1,260
Consumer:
Single-family residential	9,484	5,259
HELOCs	9,924	8,614
Other consumer	2,495	2,502
Total nonaccrual loans	132,226	85,693
OREO, net	1,122	133
Other nonperforming assets	1,167	7,167
Total nonperforming assets	$134,515	$92,993
Non-PCI nonperforming assets to total assets (1)	0.31%	0.23%
Non-PCI nonaccrual loans to loans held-for-investment (1)	0.39%	0.26%
Allowance for loan losses to non-PCI nonaccrual loans	261.35%	363.30%

(1)	Total assets and loans held-for-investment include PCI loans of $240.7 million and $308.0 million as of September 30, 2019 and December 31, 2018, respectively.

Period-over-period changes to nonaccrual loans represent loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrowers’ financial condition and loan repayments. Nonaccrual loans increased to $132.2 million as of September 30, 2019, an increase of $46.5 million or 54% from $85.7 million as of December 31, 2018. Nonaccrual loans as a percentage of loans held-for-investment increased to 0.39% as of September 30, 2019 from 0.26% as of December 31, 2018. C&I nonaccrual loans were 69% and 51% of total nonaccrual loans as of September 30, 2019 and December 31, 2018, respectively. Credit risks related to the C&I nonaccrual loans were partially mitigated by the collateral in place. As of September 30, 2019, $41.8 million or 32% of non-PCI nonaccrual loans were less than 90 days delinquent. In comparison, $23.8 million or 28% of non-PCI nonaccrual loans were less than 90 days delinquent as of December 31, 2018.

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

The following table presents the performing and nonperforming TDRs by loan type as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019		December 31, 2018
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
Commercial:
C&I	$30,273	$62,261	$13,248	$10,715
CRE	5,934	12,044	6,134	17,272
Multifamily residential	4,188	237	4,300	260
Consumer:
Single-family residential	7,516	1,109	8,201	325
HELOCs	2,574	611	1,342	1,743
Total TDRs	$50,485	$76,262	$33,225	$30,315

Performing TDRs increased to $50.5 million as of September 30, 2019, an increase of $17.3 million or 52% from $33.2 million as of December 31, 2018. This increase reflects performing C&I loans that were newly designated as TDRs and the transfer of C&I, CRE and HELOC loans from nonperforming status. Nonperforming TDRs increased to $76.3 million as of September 30, 2019, an increase of $46.0 million or 152% from $30.3 million as of December 31, 2018. This increase reflects nonperforming C&I, single-family residential and HELOC loans that were newly designated as TDRs, partially offset by paydowns and payoffs of several nonperforming C&I and CRE loans, and the transfer of C&I, CRE and HELOC loans to performing status.

The Company’s impaired loans are predominantly made up of non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified as a TDR, on either accrual or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies — Troubled Debt Restructurings and Impaired Loans to the Consolidated Financial Statements of the Company’s 2018 Form 10-K for additional information regarding the Company’s TDR and impaired loan policies. The following table presents the recorded investment balances for non-PCI impaired loans as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Commercial:
C&I	$121,103	66%	$57,088	48%
CRE	24,876	14%	30,352	26%
Multifamily residential	4,739	3%	5,560	5%
Total commercial	150,718	83%	93,000	79%
Consumer:
Single-family residential	17,000	9%	13,460	11%
HELOCs	12,498	7%	9,956	8%
Other consumer	2,495	1%	2,502	2%
Total consumer	31,993	17%	25,918	21%
Total non-PCI impaired loans	$182,711	100%	$118,918	100%

As of September 30, 2019, the allowance for loan losses included $16.5 million for impaired loans with a total recorded investment balance of $62.1 million. In comparison, the allowance for loan losses included $4.0 million for impaired loans with a total recorded investment balance of $31.1 million as of December 31, 2018.

Allowance for Credit Losses

Allowance for credit losses consists of allowance for loan losses and allowance for unfunded credit reserves. Allowance for loan losses is comprised of reserves for two components, performing loans with unidentified incurred losses, as well as nonperforming loans and TDRs (collectively, impaired loans), and excludes loans held-for-sale. The allowance for loan losses is calculated after analyzing internal historical loan loss experience, internal loan risk ratings, economic conditions, bank risks, portfolio risks and any other pertinent information. Unfunded credit reserves include reserves provided for unfunded lending commitments, standby letters of credit (“SBLCs”), and recourse obligations for loans sold. The allowance for credit losses is increased by the provision for credit losses, which is charged against the current period’s results of operations, and increased or decreased by the net amount of recoveries or charge-offs during the period. The allowance for unfunded credit reserves is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded credit reserves are included in Provision for credit losses on the Consolidated Statement of Income.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs ongoing assessments of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of September 30, 2019, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, loan growth, portfolio performance and general economic conditions. The calculation of the allowance for credit losses involves subjective and complex judgments. For additional details about the Company’s allowance for credit losses, including the methodologies used, see Note 8 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q and Item 7. MD&A — Critical Accounting Policies and Estimates and Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses to the Consolidated Financial Statements of the Company’s 2018 Form 10-K.

The following table presents a summary of activities in the allowance for credit losses for the third quarters and first nine months of 2019 and 2018:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Allowance for loan losses, beginning of period	$330,625	$301,550	$311,322	$287,128
Provision for loan losses	37,879	12,642	79,250	47,695
Gross charge-offs:
Commercial:
C&I	(25,098)	(4,462)	(54,087)	(36,441)
CRE	(1,021)	—	(1,021)	—
Consumer:
Single-family residential	(11)	—	(11)	(1)
Other consumer	(12)	(6)	(40)	(185)
Total gross charge-offs	(26,142)	(4,468)	(55,159)	(36,627)
Gross recoveries:
Commercial:
C&I	1,648	411	5,612	8,841
CRE	1,896	2	3,955	431
Multifamily residential	42	77	376	1,471
Construction and land	21	23	523	716
Consumer:
Single-family residential	60	295	134	1,108
HELOCs	5	—	7	—
Other consumer	7	1	14	2
Total gross recoveries	3,679	809	10,621	12,569
Net charge-offs	(22,463)	(3,659)	(44,538)	(24,058)
Foreign currency translation adjustments	(465)	(492)	(458)	(724)
Allowance for loan losses, end of period	345,576	310,041	345,576	310,041

Allowance for unfunded credit reserves, beginning of period	13,019	14,019	12,566	13,318
Provision for (reversal of) unfunded credit reserves	405	(2,100)	858	(1,399)
Allowance for unfunded credit reserves, end of period	13,424	11,919	13,424	11,919
Allowance for credit losses	$359,000	$321,960	$359,000	$321,960

Average loans held-for-investment	$33,661,077	$30,488,140	$33,023,468	$29,762,719
Loans held-for-investment	$34,024,976	$31,210,185	$34,024,976	$31,210,185
Allowance for loan losses to loans held-for-investment	1.02%	0.99%	1.02%	0.99%
Annualized net charge-offs to average loans held-for-investment	0.26%	0.05%	0.18%	0.11%

As of September 30, 2019, the allowance for loan losses amounted to $345.6 million or 1.02% of loans held-for-investment. This compares with $311.3 million or 0.96% of loans held-for-investment as of December 31, 2018 and $310.0 million or 0.99% of loans held-for-investment as of September 30, 2018, respectively. The increase in allowance for loan losses was largely due to loan growth, as well as a deterioration in the credit risk ratings of C&I loans.

The provision for credit losses includes the provision for loan losses and unfunded credit reserves. A provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on its calculation methodology. The provision for credit losses was $38.3 million and $80.1 million for the third quarter and first nine months of 2019, respectively, compared with $10.5 million and $46.3 million for the same periods in 2018. The year-over-year increases in both periods, compared with the same periods in 2018, reflected loan growth, increased charge-offs in C&I loans and a deterioration in the credit risk ratings of C&I loans during the third quarter of 2019.

The Company believes that the allowance for credit losses as of September 30, 2019 and December 31, 2018 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments.

The following table presents the Company’s allocation of the allowance for loan losses by loan type and the ratio of each loan type to total loans held-for-investment as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019		December 31, 2018
	Allowance Allocation	Loans as % of Total Loans	Allowance Allocation	Loans as % of Total Loans
Commercial:
C&I	$218,869	36%	$189,117	37%
CRE	37,473	29%	40,666	28%
Multifamily residential	20,307	8%	19,885	8%
Construction and land	29,171	2%	20,290	2%
Consumer:
Single-family residential	29,935	20%	31,340	19%
HELOCs	5,856	4%	5,774	5%
Other consumer	3,965	1%	4,250	1%
Total	$345,576	100%	$311,322	100%

The Company maintains an allowance for loan losses for both non-PCI and PCI loans. An allowance for loan losses for PCI loans is based on the Company’s estimates of cash flows expected to be collected from PCI loans. PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of September 30, 2019, the Company had no allowance for loan losses for $240.7 million of PCI loans. In comparison, the Company established an allowance for loan losses of $22 thousand for $308.0 million of PCI loans as of December 31, 2018, comprising of CRE loans.

Deposits and Other Sources of Funds

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short and long-term borrowings, and long-term debt. See Item 2 — MD&A — Asset Liability and Market Risk Management — Liquidity in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018	Change
	Amount	Amount	$	%
Deposits
Noninterest-bearing demand	$10,806,937	$11,377,009	$(570,072)	(5)%
Interest-bearing checking	4,837,391	4,584,447	252,944	6%
Money market	8,400,353	8,262,677	137,676	2%
Savings	2,094,638	2,146,429	(51,791)	(2)%
Time deposits	10,520,207	9,069,066	1,451,141	16%
Total deposits	$36,659,526	$35,439,628	$1,219,898	3%
Other Funds
Short-term borrowings	$47,689	$57,638	$(9,949)	(17)%
FHLB advances	745,494	326,172	419,322	129%
Repurchase agreements	50,000	50,000	—	—%
Long-term debt	147,033	146,835	198	0%
Total other funds	$990,216	$580,645	$409,571	71%
Total sources of funds	$37,649,742	$36,020,273	$1,629,469	5%

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. The Company’s deposit strategy is to grow and retain relationship-based deposits, which provides a stable and low-cost source of funding and liquidity to the Company.

Total deposits were $36.66 billion as of September 30, 2019, an increase of $1.22 billion or 3% from $35.44 billion as of December 31, 2018. Year-to-date change was primarily due to growth of $1.45 billion or 16% in time deposits. Noninterest-bearing demand deposits comprised 29% and 32% of total deposits as of September 30, 2019 and December 31, 2018, respectively. Additional information regarding the impact of deposits on net interest income and a comparison of average deposit balances and rates are provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q.

Other Funds

The Company’s other sources of funding consist of short-term borrowings, long-term FHLB advances, repurchase agreements and long-term debt.

The Company had $47.7 million of short-term borrowings outstanding as of September 30, 2019, compared with $57.6 million as of December 31, 2018. This funding was entered into by the Company’s subsidiary, East West Bank (China) Limited, and will mature in the fourth quarter of 2019 and in 2020. As of September 30, 2019, short-term borrowings had fixed interest rates ranging from 3.65% to 3.73%.

FHLB advances were $745.5 million as of September 30, 2019, an increase of $419.3 million or 129% from $326.2 million as of December 31, 2018. As of September 30, 2019, FHLB advances had fixed and floating interest rates ranging from 1.98% to 2.58% with remaining maturities between four months and 3.11 years.

Gross repurchase agreements totaled $450.0 million as of both September 30, 2019 and December 31, 2018. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Net repurchase agreements totaled $50.0 million as of both September 30, 2019 and December 31, 2018, after netting $400.0 million of gross repurchase agreements against gross resale agreements. As of September 30, 2019, gross repurchase agreements had interest rates ranging from 4.33% to 4.55%, original terms between 4.0 years and 9.0 years and remaining maturities between 3.1 years and 3.9 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. As of September 30, 2019, the collateral for the repurchase agreements was comprised of U.S. Treasury securities and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funding from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 5 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

The Company uses long-term debt to provide funding to acquire interest-earning assets, as well as to enhance liquidity and regulatory capital. Long-term debt totaled $147.0 million and $146.8 million as of September 30, 2019 and December 31, 2018, respectively. Long-term debt is comprised of junior subordinated debt, which qualifies as Tier 2 capital for regulatory purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings and includes the value of the common stock issued by six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had a weighted-average interest rate of 4.11% and 3.67% for the first nine months of 2019 and 2018, respectively, with remaining maturities between 15.2 years and 18 years as of September 30, 2019.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations, or economic and political uncertainties. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The Company’s country risk exposure is largely concentrated in China and Hong Kong. The following table presents the major financial assets held in the Company’s overseas offices as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019		December 31, 2018
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong Branch:
Cash and cash equivalents	$315,281	1%	$360,786	1%
Available-for-sale investment securities (1)	$204,829	0%	$221,932	1%
Loans held-for-investment (2)(3)	$684,058	2%	$653,860	2%
Total assets	$1,269,775	3%	$1,247,207	3%
Subsidiary Bank in China:
Cash and cash equivalents	$657,210	2%	$695,527	2%
Interest-bearing deposits with banks	$127,524	0%	$221,000	1%
Loans held-for-investment (3)	$837,118	2%	$777,412	2%
Total assets	$1,625,828	4%	$1,700,357	4%

(1)	Primarily comprised of foreign bonds and U.S. Treasury securities as of both September 30, 2019 and December 31, 2018.

(2)	Includes ASC 310-30 discount of $45 thousand and $103 thousand as of September 30, 2019 and December 31, 2018, respectively.

(3)	Primarily comprised of C&I loans as of both September 30, 2019 and December 31, 2018.

The following table presents the total revenue generated by the Company’s overseas offices for the third quarters and first nine months of 2019 and 2018:

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$8,161	2%	$8,001	2%	$25,909	2%	$22,859	2%
Subsidiary Bank in China:
Total revenue	$9,393	2%	$9,655	2%	$25,584	2%	$26,157	2%

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

The Company’s stockholders’ equity was $4.88 billion as of September 30, 2019, an increase of $458.7 million or 10% from $4.42 billion as of December 31, 2018. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings were $3.55 billion as of September 30, 2019, an increase of $385.7 million or 12% from $3.16 billion as of December 31, 2018. The increase primarily reflected net income of $485.8 million, offset by $114.8 million of cash dividends declared during the first nine months of 2019. In addition, the beginning balance of retained earnings increased $14.7 million as of January 1, 2019, because the Company recognized a cumulative adjustment related to the deferred gains on the sale and leaseback transactions, which had occurred prior to the date of adoption of ASU 2016-02, Leases (Topic 842). For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value was $33.54 per common share as of September 30, 2019, compared with $30.52 per common share as of December 31, 2018. The Company paid a quarterly cash dividend of $0.23 per common share for the first quarter of 2019, and $0.275 per common share for both the second and third quarters of 2019. In comparison, the Company paid a quarterly cash dividend of $0.20 per common share for the first and second quarters of 2018, and $0.23 per common share for the third quarter of 2018. In October 2019, the Company’s Board of Directors declared fourth quarter 2019 cash dividends of $0.275 per common share. The dividend will be paid on November 15, 2019 to stockholders of record as of November 1, 2019.

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

The Company is committed to maintaining capital at a level sufficient to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of September 30, 2019 and December 31, 2018, both the Company and the Bank were considered “well-capitalized,” meeting all capital requirements on a fully phased-in basis under the Basel III Capital Rules. The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2019 and December 31, 2018 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	September 30, 2019		December 31, 2018		Minimum Regulatory Requirements	Well- Capitalized Requirements	Fully Phased-in Minimum Regulatory Requirements
	Company	East West Bank	Company	East West Bank
CET1 risk-based capital	12.8%	12.7%	12.2%	12.1%	4.5%	6.5%	7.0%
Tier 1 risk-based capital	12.8%	12.7%	12.2%	12.1%	6.0%	8.0%	8.5%
Total risk-based capital	14.2%	13.7%	13.7%	13.1%	8.0%	10.0%	10.5%
Tier 1 leverage capital (1)	10.3%	10.2%	9.9%	9.8%	4.0%	5.0%	4.0%

(1)	The Tier 1 leverage capital well-capitalized requirement applies to the Bank only since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank-holding company.

During the first nine months of 2019, the Company’s CET1 and Tier 1 risk-based capital ratios increased 54 basis points, the total risk-based capital ratio increased 56 basis points, and the Tier 1 leverage capital ratio increased 41 basis points. Tier 1 risk-based capital of $4.39 billion as of September 30, 2019 increased $422.4 million or 11% from $3.97 billion as of December 31, 2018. Total risk-based capital of $4.90 billion as of September 30, 2019 increased $457.5 million or 10% from $4.44 billion as of December 31, 2018. The Company’s risk-weighted assets were $34.42 billion as of September 30, 2019, an increase of $1.93 billion or 6% from $32.50 billion as of December 31, 2018.

Other Matters

LIBOR Transition

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are currently indexed to LIBOR. A portion of the Company’s loans, derivatives, investment securities, resale agreements, FHLB advances, and deposits, as well as all the junior subordinated debt and repurchase agreements are indexed to LIBOR and mature after 2021. The volume of the Company’s products that are indexed to LIBOR is significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks.

The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. In early 2019, the ARRC released final recommended fallback contract language for new issuances of LIBOR indexed bilateral business loans, syndicated loans, floating-rate notes and securitizations. The International Swaps and Derivatives Association, Inc. is expected to provide guidance on fallback contract language.

Due to the uncertainty surrounding the future of LIBOR, the transition is anticipated to span several reporting periods through the end of 2021. Certain actions already taken by the Company related to the transition of LIBOR include (1) establishing a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates, (2) developing an inventory of LIBOR indexed products, and (3) implementing more robust fallback contract language for new loans, which identifies LIBOR cessation trigger events, provides for an alternative index and permits an adjustment to the margin as applicable. The Company monitors this activity and continues to evaluate the related risks. The Company’s cross-functional team also manages communication of the Company’s transition plans with both internal and external stakeholders and ensures that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors in the Company’s 2018 Form 10-K.

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

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is the core deposit base generated by its banking business, which is relatively stable and low-cost. The Company’s loan-to-deposit ratio was 93% and 91% as of September 30, 2019 and December 31, 2018, respectively. Total deposits amounted to $36.66 billion as of September 30, 2019, compared with $35.44 billion as of December 31, 2018, of which core deposits comprised 71% and 74% of total deposits as of September 30, 2019 and December 31, 2018, respectively. In addition, the Company has access to various sources of wholesale funding, and has borrowing capacity at the FHLB and Federal Reserve Bank of San Francisco (“FRB”) to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies. See Item 2 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funds in this Form 10-Q for further detail related to the Company’s funding sources.

The Company’s liquid asset portfolio includes cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unencumbered available-for-sale investment securities. The following table presents the Company’s liquid asset portfolio as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019			December 31, 2018
	Encumbered	Unencumbered	Total	Encumbered	Unencumbered	Total
Cash and cash equivalents	$—	$3,042,281	$3,042,281	$—	$3,001,377	$3,001,377
Interest-bearing deposits with banks	—	160,423	160,423	—	371,000	371,000
Short-term resale agreements	—	300,000	300,000	—	375,000	375,000
Available-for-sale investment securities	524,413	2,759,621	3,284,034	435,833	2,306,014	2,741,847
Total	$524,413	$6,262,325	$6,786,738	$435,833	$6,053,391	$6,489,224

Unencumbered assets totaled $6.26 billion and $6.05 billion as of September 30, 2019 and December 31, 2018, respectively. Investment securities included as part of liquidity sources are primarily comprised of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government sponsored enterprises, foreign bonds, and U.S. Treasury securities. The Company believes these available-for-sale investment securities provide quick sources of liquidity to obtain financing, regardless of market conditions, through sale or pledging.

As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds lines of credit with various correspondent banks and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $6.49 billion and $3.04 billion, respectively, as of September 30, 2019. Unencumbered loans and/or securities were pledged to the FHLB and FRB discount window as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit with correspondent banks, subject to availability, totaled $585.0 million as of September 30, 2019. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs over the next 12 months.

Liquidity Risk — Liquidity for East West. East West’s primary source of liquidity is from cash dividends by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds of the Company’s 2018 Form 10-K. During the first nine months of 2019 and 2018, the Bank paid total dividends of $140.0 million and $105.0 million to East West, respectively. East West’s cash flow obligations primarily consist of debt, operating expenses and dividends payments.

Liquidity Risk — Liquidity Stress Testing. Liquidity stress testing is performed at the Company level, as well as at the foreign subsidiary and foreign branch levels. Stress testing and scenario analysis are intended to quantify the potential impact of a liquidity event on the financial and liquidity position of the entity. These scenarios include assumptions about significant changes in key funding sources, market triggers and potential uses of funding and economic conditions in certain countries. In addition, Company specific events are incorporated into the stress testing. Liquidity stress tests are conducted to ascertain potential mismatches between liquidity sources and uses over a variety of time horizons, both immediate and longer term, and over a variety of stressed conditions. Given the range of potential stresses, the Company maintains a series of contingency funding plans on a consolidated basis and for individual entities. As of September 30, 2019, the Company was not aware of any trends, events or uncertainties that would or were reasonably likely to, have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

Consolidated Cash Flows Analysis

The following table presents a summary of the Company’s Consolidated Statement of Cash Flows for the first nine months of 2019 and 2018. In addition to this cash flow analysis, the discussion in Item 2. MD&A — Asset Liability and Market Risk Management — Liquidity may provide additional context in evaluating the Company’s liquidity position and related activity.

($ in thousands)	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$389,019	$693,316
Net cash used in investing activities	(1,868,818)	(2,654,135)
Net cash provided by financing activities	1,533,223	2,033,347
Effect of exchange rate changes on cash and cash equivalents	(12,520)	(28,333)
Net increase in cash and cash equivalents	40,904	44,195
Cash and cash equivalents, beginning of period	3,001,377	2,174,592
Cash and cash equivalents, end of period	$3,042,281	$2,218,787

Operating Activities — Net cash provided by operating activities was $389.0 million and $693.3 million for the first nine months of 2019 and 2018, respectively. During the first nine months of 2019 and 2018, net cash provided by operating activities mainly reflected inflows of $485.8 million and $530.7 million from net income, respectively. During the first nine months of 2019, net operating cash inflows also benefited from non-cash adjustments of $184.9 million to reconcile net income to net operating cash, as well as $77.7 million of net changes in accrued expenses and other liabilities, partially offset by $363.2 million of net changes in accrued interest receivable and other assets. In comparison, during the first nine months of 2018, net operating cash inflows benefited from non-cash adjustments of $108.6 million to reconcile net income to net cash, as well as $92.0 million of changes in accrued expenses and other liabilities, partially offset by $38.2 million of net changes in accrued interest receivable and other assets.

Investing Activities — Net cash used in investing activities was $1.87 billion and $2.65 billion for the first nine months of 2019 and 2018, respectively. During the first nine months of 2019, net cash used in investing activities primarily reflected cash outflows of $1.68 billion, $459.1 million and $103.3 million, respectively, from loans held-for-investment, available-for-sale investment securities, and investments in qualified affordable housing partnerships, tax credit and other investments. These cash outflows used in investing activities were partially offset by cash inflows of $204.5 million and $175.0 million from interest-bearing deposits with banks, and resale agreements, respectively. During the first nine months of 2018, net cash used in investing activities primarily reflected cash outflows of $2.25 billion and $503.7 million from loans held-for-investment and the sale of the Bank’s eight DCB branches, respectively. These cash outflows were partially offset by a $185.7 million net cash inflow from available-for-sale investment securities.

Financing Activities — Net cash provided by financing activities was $1.53 billion and $2.03 billion for the first nine months of 2019 and 2018, respectively. During the first nine months of 2019, net cash provided by financing activities primarily reflected net increases of $1.25 billion in deposits and $418.0 million in FHLB advances, partially offset by $115.0 million in cash dividends. During the first nine months of 2018, net cash provided by financing activities primarily reflected net increases of $2.09 billion in deposits and $63.1 million in short-term borrowings, partially offset by $92.6 million in cash dividends.

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

With oversight by the Company’s Board of Directors, the ALCO coordinates the overall management of the Company’s interest rate risk. The ALCO meets regularly and is responsible for reviewing the Company’s open market positions and establishing policies to monitor and limit exposure to market risk. Management of interest rate risk is carried out primarily through strategies involving the Company’s investment securities portfolio, loan portfolio, available funding channels and capital market activities. In addition, the Company’s policies permit the use of derivative instruments to assist in managing interest rate risk. Refer to Item 2. MD&A — Asset Liability and Market Risk Management — Derivatives in this Form 10-Q for additional information.

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

The following table presents the Company’s net interest income sensitivity, as of September 30, 2019 and December 31, 2018, to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	September 30, 2019	December 31, 2018
+200	15.4%	16.6%
+100	7.8%	8.4%
-100	(6.6)%	(8.3)%
-200	(12.1)%	(16.7)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

The Company’s estimated twelve-month net interest income sensitivity as of September 30, 2019 was lower when compared with the sensitivity as of December 31, 2018, for both the upward 100 and 200 basis point rate scenarios. This reflects a greater rate of upward repricing in the Company’s deposit portfolio, offsetting simulated increases in interest income from higher interest rates on assets. In both of the simulated downward interest rate scenarios, sensitivity decreased mainly due to the impact of the changes in the yield curve between September 30, 2019 and December 31, 2018.

The Company’s net interest income profile as of September 30, 2019 reflects an asset sensitive position. Net interest income would be expected to increase if interest rates rise and to decrease if interest rates decline. The Company is naturally asset sensitive due to the large share of variable rate loans in its loan portfolio, which are primarily linked to Prime and LIBOR indices. The Company’s interest income is vulnerable to changes in short-term interest rates. The Company’s deposit portfolio is primarily comprised of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates.

The federal funds target rate was between 1.75% and 2.00% as of September 30, 2019 and between 2.25% and 2.50% as of December 31, 2018. In its statement released on September 18, 2019, the Federal Open Market Committee (“FOMC”) decided to lower the target range for the federal funds rate to a range of between 1.75% to 2.00%. As of October 30, 2019, the federal funds target rate was lowered to a range of between 1.50% to 1.75%, based on weakened economic data.

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

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	September 30, 2019	December 31, 2018
+200 Rate Ramp	6.1%	6.3%
+100 Rate Ramp	3.0%	3.0%
-100 Rate Ramp	(2.6)%	(3.0)%
-200 Rate Ramp	(5.2)%	(6.3)%

(1)	The percentage change represents net interest income under a gradual non-parallel shift in even quarterly increments over 12 months.

The Company believes that the rate ramp table, shown above, when evaluated together with the results of the rate shock simulation, presents a better indication of the potential impact to the Company’s twelve-month net interest income in a rising and falling rate scenario. Between September 30, 2019 and December 31, 2018, the Company’s modeled sensitivity slightly decreased under a ramp simulation. This reflects model refinements to better incorporate the current, inverted yield curve in the analysis, as well as the gradual spreading of interest rate changes over 12 months, rather than at the end of each quarter.

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

The following table presents the Company’s EVE sensitivity as of September 30, 2019 and December 31, 2018 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	EVE Volatility (1)
	September 30, 2019	December 31, 2018
+200	6.4%	6.3%
+100	3.6%	1.2%
-100	(1.3)%	(3.1)%
-200	(3.4)%	(11.9)%

(1)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for the upward interest rate scenarios as of September 30, 2019 increased while the sensitivity for the downward interest rate scenarios as of September 30, 2019 decreased, as compared with the results as of December 31, 2018. The changes in EVE sensitivity during this period were primarily due to the shape of the yield curve being inverted.

The Company’s EVE profile as of September 30, 2019 reflects an asset sensitive EVE position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company will, from time to time, enter into derivative transactions in order to reduce its exposure to market risks, primarily interest rate risk and foreign currency risk. The Company believes that these derivative transactions, when properly structured and managed, may provide a hedge against inherent risk in certain assets and liabilities and against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards and options. Prior to entering into any hedging activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. In addition, the Company enters into derivative transactions in order to assist customers with their risk management objectives, primarily to manage exposures to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into mirrored derivative contracts with third-party financial institutions. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements entered between the Company and the financial institutions.

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multidimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risks and the Company has guidelines in place to manage counterparty concentration, tenor limits and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, entering into legally enforceable master netting arrangements and requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to institutional third parties through the use of credit risk participation agreements (“RPAs”). Certain derivative contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk. The Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives.

Fair Value Hedges — As of September 30, 2019, the Company had two cancellable interest rate swap contracts with original terms of 20 years. These swap contracts involve the exchange of variable rate payments over the life of the agreements without the exchange of the underlying notional amounts. The changes in fair value of the hedged brokered certificates of deposit are expected to be effectively offset by the changes in fair value of the swaps throughout the terms of these contracts.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company entered into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi. As of September 30, 2019, the outstanding foreign currency forwards effectively hedged approximately 50% of the Chinese Renminbi exposure in East West Bank (China) Limited. The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forwards.

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

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. For a portion of the foreign exchange contracts entered into with its customers, the Company either enters into offsetting foreign exchange contracts with third-party financial institutions or acquires collateral primarily in the form of cash on a portfolio basis to manage its exposure. The changes in the fair values entered with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with the customers throughout the terms of these contracts. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

Credit Contracts — The Company may periodically enter into RPAs to manage the credit exposure on interest rate contracts associated with its syndicated loans. The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. Under the RPA, the Company will receive or make a payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on the RPAs by monitoring the credit worthiness of the borrowers, which is based on the Company’s normal credit review process.

Equity Contracts — As part of the loan origination process, from time to time, the Company obtained warrants to purchase preferred and common stock of technology and life sciences companies. The warrants included on the Consolidated Financial Statements were from public and private companies.

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

During the first quarter of 2019, the Company recorded a $7.0 million pre-tax impairment charge related to DC Solar. During the second quarter of 2019, the Company reversed $30.1 million of certain previously claimed tax credits related to DC Solar. During the first quarter of 2018, the Company sold its eight DCB branches and recognized a pre-tax gain on sale of $31.5 million. Management believes that by adjusting for these non-recurring items from net income, diluted EPS, ROA, ROE and effective tax rate, will provide clarity to financial statement users regarding the ongoing performance of the Company and allows comparability to prior periods.

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

The following tables present the reconciliations of GAAP to non-GAAP financial measures for the periods presented:

($ and shares in thousands, except per share data)		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Net income	(a)	$171,416	$171,302	$485,820	$530,683
Add: Impairment charge related to DC Solar (1)		—	—	6,978	—
Less: Gain on sale of business		—	—	—	(31,470)
Tax effect of adjustments (2)		—	—	(2,063)	9,303
Add: Reversal of certain previously claimed tax credits related to DC Solar		—	—	30,104	—
Non-GAAP net income	(b)	$171,416	$171,302	$520,839	$508,516

Diluted weighted-average number of shares outstanding		146,120	146,173	146,088	146,158

Diluted EPS		$1.17	$1.17	$3.33	$3.63
Diluted EPS impact of impairment charge related to DC Solar, net of tax		—	—	0.03	—
Diluted EPS impact of gain on sale of business, net of tax		—	—	—	(0.15)
Diluted EPS impact of reversal of certain previously claimed tax credits related to DC Solar		—	—	0.21	—
Non-GAAP diluted EPS		$1.17	$1.17	$3.57	$3.48

Average total assets	(c)	$43,136,273	$38,659,262	$41,815,490	$37,874,434
Average stockholders’ equity	(d)	$4,838,281	$4,197,675	$4,687,746	$4,061,977
ROA (3)	(a)/(c)	1.58%	1.76%	1.55%	1.87%
Non-GAAP ROA (3)	(b)/(c)	1.58%	1.76%	1.67%	1.80%
ROE (3)	(a)/(d)	14.06%	16.19%	13.86%	17.47%
Non-GAAP ROE (3)	(b)/(d)	14.06%	16.19%	14.85%	16.74%

(1)	Included in Amortization of tax credit and other investments on the Consolidated Statement of Income.

(2)	Applied statutory rate of 29.56%.

(3)	Annualized.

($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Income tax expense	(a)	$34,951	$33,563	$138,815	$82,958
Less: Reversal of certain previously claimed tax credits related to DC Solar	(b)	—	—	(30,104)	—
Non-GAAP income tax expense	(c)	$34,951	$33,563	$108,711	$82,958

Income before income taxes	(d)	$206,367	$204,865	$624,635	$613,641

Effective tax rate	(a)/(d)	16.9%	16.4%	22.2%	13.5%
Less: Reversal of certain previously claimed tax credits related to DC Solar	(b)/(d)	—%	—%	(4.8)%	—%
Non-GAAP effective tax rate	(c)/(d)	16.9%	16.4%	17.4%	13.5%

($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Net interest income before provision for credit losses	(a)	$369,807	$348,720	$1,099,594	$1,017,092
Total noninterest income		51,474	46,502	146,364	169,214
Total revenue	(b)	$421,281	$395,222	$1,245,958	$1,186,306
Noninterest income		$51,474	$46,502	$146,364	$169,214
Less: Gain on sale of business		—	—	—	(31,470)
Non-GAAP noninterest income	(c)	$51,474	$46,502	$146,364	$137,744
Non-GAAP revenue	(a)+(c)=(d)	$421,281	$395,222	$1,245,958	$1,154,836

Total noninterest expense	(e)	$176,630	$179,815	$541,215	$526,369
Less: Amortization of tax credit and other investments		(16,833)	(20,789)	(58,477)	(58,670)
Amortization of core deposit intangibles		(1,148)	(1,369)	(3,474)	(4,227)
Non-GAAP noninterest expense	(f)	$158,649	$157,657	$479,264	$463,472

Efficiency ratio	(e)/(b)	41.93%	45.50%	43.44%	44.37%
Non-GAAP efficiency ratio	(f)/(d)	37.66%	39.89%	38.47%	40.13%

($ and shares in thousands, except per share data)		September 30, 2019	June 30, 2019	September 30, 2018
Stockholders’ equity	(a)	$4,882,664	$4,734,593	$4,244,850
Less: Goodwill		(465,697)	(465,697)	(465,547)
Other intangible assets (1)		(17,435)	(18,952)	(23,656)
Non-GAAP tangible common equity	(b)	$4,399,532	$4,249,944	$3,755,647

Number of common shares at period-end	(c)	145,568	145,547	144,929
Non-GAAP tangible common equity per share	(b)/(c)	$30.22	$29.20	$25.91

(1)	Includes core deposit intangibles and mortgage servicing assets.

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

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s 2018 Form 10-K, under the heading Item 1A. Risk Factors and the information set forth under Item 1A. Risk Factors in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Item 1. Consolidated Financial Statements — Note 7 — Derivatives and Item 2. MD&A — Asset Liability and Market Risk Management in Part I of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2019, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

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

Change in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2019, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended September 30, 2019.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this report:

Exhibit No.	Exhibit Description

10.1	Amendment to Employment Agreement - Catherine Zhou * Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

* Denotes management contract or compensatory plan or arrangement.

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

GLOSSARY OF ACRONYMS

ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income (loss)
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
C&I	Commercial and industrial
CECL	Current expected credit loss
CET1	Common Equity Tier 1
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act
CRE	Commercial real estate
DCB	Desert Community Bank
EPS	Earnings per share
EVE	Economic value of equity
EWIS	East West Insurance Services, Inc.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FITCH	Fitch Ratings
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank of San Francisco
FTP	Funds transfer pricing
GAAP	United States generally accepted accounting principles
HELOC	Home equity line of credit
LCH	London Clearing House
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million British thermal units
MOODY’S	Moody’s Investors Service
NAV	Net asset value
OIS	Overnight Index Swap
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PCI	Purchased credit-impaired
ROA	Return on average assets
ROE	Return on average equity
RPA	Credit risk participation agreement
RSU	Restricted stock unit
S&P	Standard and Poor’s
SBLC	Standby letter of credit
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
U.S.	United States
USD	U.S. dollar
VIE	Variable interest entity

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 8, 2019

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer